Form 10-Q
period 1998-03-31
COLUMBIA SPORTSWEAR CO
filed 1998-05-14
CIK 1050797

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----    EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998

                                       OR

----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
        OF 1934

           For the transition period from ______________ to ______________




                          COLUMBIA SPORTSWEAR COMPANY
            (Exact name of registrant as specified in its charter)


     Oregon                        0-23939                    93-0498284
-------------------------------------------------------------------------------
 (State or other              (Commission File              (IRS Employer
 jurisdiction of                  Number)               Identification Number)
 incorporation or
    organization)

     6600 North Baltimore  Portland, Oregon                      97203
-------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

                               (503) 286-3676
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                              Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES       NO   X
                             ------   ------

The number of shares of Common Stock outstanding on May 14, 1998, was 25,232,176.

                          COLUMBIA SPORTSWEAR COMPANY

                                MARCH 31, 1998


                              INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION                                        PAGE NO.

     ITEM 1 -  Financial Statements - Columbia Sportswear
             Company (Unaudited)

         Condensed Consolidated Balance Sheets........................      2

         Condensed Consolidated Statements of Operations..............      3

         Condensed Consolidated Statements of Cash Flows..............      4

         Notes to Condensed Consolidated Financial Statements.........      5


     ITEM 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...................      7



PART II.       OTHER INFORMATION

     ITEM 2 - Change in Securities and Use of Proceeds ...............     10

     ITEM 4 - Submission of Matters to a Vote of Security Holders ....     11

     ITEM 6 - Exhibits and Reports on Form 8-K........................     12

     SIGNATURES.......................................................     13


                          COLUMBIA SPORTSWEAR COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                     MARCH 31,1998  DECEMBER 31,1997
                                                     -------------  ----------------
                           ASSETS

Current Assets:
  Cash and cash equivalents                            $    6,264     $    4,001
  Accounts receivable, net of allowance of $2,479 and
    $2,461, respectively                                   58,691         76,086
  Receivable from underwriters(Note 2)                    107,934              -
  Deferred income taxes (Note 5)                            6,300              -
  Inventories (Note 3)                                     65,419         48,300
  Prepaid expenses and other current assets                 1,789          2,430
                                                      -----------     ----------
    Total current assets                                  246,397        130,817

Property, plant, and equipment, net                        46,981         35,277
Intangibles and other assets                                3,715          8,383
                                                      -----------     ----------
    Total assets                                       $  297,093     $  174,477
                                                      -----------     ----------
                                                      -----------     ----------


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                         $  29,109      $  20,427
  Accounts payable                                         34,631         21,765
  Accrued liabilities                                      11,522         12,899
  Current portion of long-term debt                           158            154
  Distribution payable                                     89,262          5,866
                                                      -----------     ----------
    Total current liabilities                             164,682         61,111

Long-term debt                                              2,789          2,831
Deferred income taxes (Note 5)                              4,300              -
                                                      -----------     ----------
    Total liabilities                                     171,771         63,942

Shareholders' Equity:
  Preferred stock; 10,000,000 shares authorized; none
    issued and outstanding                                      -              -
  Common stock; 50,000,000 shares authorized; issued
    and outstanding 25,232,176, and 18,792,176            124,837         17,886
  Retained earnings                                         8,906        101,805
  Foreign currency translation adjustment                  (3,313)        (3,806)
  Unearned portion of restricted stock issued for
     future services                                       (5,108)        (5,350)
                                                      -----------     ----------
    Total shareholders' equity                            125,322        110,535
                                                      -----------     ----------
    Total liabilities and shareholders' equity         $  297,093     $  174,477
                                                      -----------     ----------
                                                      -----------     ----------


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------
                                                           1998           1997
                                                      ------------   --------------
Net sales                                             $    74,938    $    54,495
Cost of sales                                              46,001         33,743
                                                      -----------    -----------
Gross profit                                               28,937         20,752
Selling, general, and administrative                       28,330         21,883
                                                      -----------    -----------
Income (loss) from operations                                 607         (1,131)
Interest expense, net                                         438            300
                                                      -----------    -----------
Income (loss) before income tax                               169         (1,431)
Income tax benefit (Note 5)                                 1,932             11
                                                      -----------    -----------
Net income (loss) (Note 7)                            $     2,101    $    (1,420)
                                                      -----------    -----------
                                                      -----------    -----------
Net income (loss) per share (Note 6):
  Basic                                               $      0.11    $     (0.08)
  Diluted                                             $      0.11    $     (0.08)
Weighted average shares outstanding :
  Basic                                                19,174,842     18,792,176
  Diluted                                              19,558,978     18,792,176


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     -----------------------------
                                                                          1998           1997
                                                                     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                     $  2,101     $  (1,420)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                        1,904          1,686
      Non-cash compensation                                                  242            242
      Loss on disposal of property, plant, & equipment                        44              -
      Deferred income taxes                                               (2,000)             -
      Changes in operating assets and liabilities:
        Accounts receivable                                               16,714         12,501
        Inventories                                                      (16,851)       (16,015)
        Prepaid expenses and other current assets                           (642)           (58)
        Intangibles and other assets                                        (991)          (320)
        Accounts payable                                                  14,220          9,575
        Accrued liabilities                                               (2,277)        (3,777)
                                                                       ---------       --------
          Net cash provided by operating activities                       12,464          2,414
                                                                       ---------       --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                            (13,287)        (2,967)
  Proceeds from sale of property, plant, and equipment                        94              -
  Maturity of short-term investments                                           -            222
                                                                       ---------       --------
          Net cash used in investing activities                          (13,193)        (2,745)
                                                                       ---------       --------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings on notes payable                                          8,727            407
  Repayments on long-term debt                                               (38)           (31)
  Distributions paid to shareholders                                      (5,866)          (132)
                                                                       ---------       --------
          Net cash provided by financing activities                        2,823            244
                                                                       ---------       --------
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  169           (123)
                                                                       ---------       --------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                            2,263           (210)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             4,001          3,283
                                                                       ---------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  6,264       $  3,073
                                                                       ---------       --------
                                                                       ---------       --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
  Cash paid during the period for interest                                $  757         $  461
  Cash paid during the period for state and foreign income taxes             762            294


See accompanying notes to condensed consolidated financial statements

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company ("the Company") and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto including in the Company's final prospectus, which forms part of the registration statement on Form S-1 (file no. 333-43199) filed in connection with the Company's initial public offering of 6,440,000 shares (including an over-allotment option of 840,000 shares) of its Common Stock (the "IPO").

NOTE 2.  INITIAL PUBLIC OFFERING

The IPO closed on April 1, 1998. Gross proceeds from the IPO (including exercise of the over -allotment option) totaled $115,920,000 and proceeds net of underwriting discounts and commissions totaled $107,934,400, which at March 31, 1998 was recorded as a receivable from underwriters.

NOTE 3.  INVENTORIES

Inventories consist of the following (in thousands):


                                      March 31, 1998  December 31, 1997
                                      --------------  -----------------
Raw Materials                            $   5,091       $   4,565
Work In process                             16,143           7,637
Finished goods                              44,185          36,098
                                         ---------       ---------
                                         $  65,419       $  48,300
                                         ---------       ---------
                                         ---------       ---------

NOTE 4.  DIVIDENDS

In March 1998 the Company declared a dividend to its shareholders of record on March 23, 1998 in an amount equal to the greater of $95 million or the amount of the Company Subchapter S accumulated adjustments account as of March 26, 1998, the date of termination of the Company's S corporation status (the "Termination Date"). The Company has not yet determined the final amount of the Subchapter S accumulated adjustments account as of the Termination Date, however, the Company believes the dividend will exceed $95 million.

NOTE 5.  INCOME TAXES

In connection with the IPO, the Company became subject to federal and state income taxes from the Termination Date. The condensed consolidated statement of operations for the three months ended March 31, 1998 reflects adjustments for income taxes based upon income before provision for income taxes as if the Company had been subject to additional federal and state income taxes based upon an effective tax rate of 40%.

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" , the Company recorded a net deferred tax asset of $2,000,000 for cumulative temporary differences between financial statement and income tax bases of the Company's assets and liabilities by recording a benefit for such deferred tax assets in its condensed consolidated statement of operations on the Termination Date. The net amount represents a current asset of $6,300,000 and a non-current liability of $4,300,000. Such deferred tax assets are based on the cumulative temporary difference upon the conversion from an S corporation to a C corporation on the Termination Date.

During interim periods, income tax expense is based on the estimated effective income tax rate that is expected for the entire fiscal year. The estimated effective tax rate for the three months ended March 31, 1998 was 40%. The net income tax benefit for the three months ended March 31, 1998 was $1,932,000. This amount includes the recording of the net deferred tax asset of approximately $2,000,000 and the provision for income taxes for the three months ended March 31, 1998 of $68,000.

NOTE 6.  EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted earnings per share for the three months ended March 31, 1998 and 1997. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share is as follows:


                                                    Three months ended March 31,
                                                    ----------------------------
                                                       1998              1997
                                                    ----------        ----------
Weighted  average common shares outstanding,
used in computing basic earnings per share            19,175            18,792

Effect of dilutive stock options                         384                 -
                                                     -------          --------
Weighted-average common shares outstanding,
used in computing diluted earnings per share          19,559            18,792
                                                     -------          --------
                                                     -------          --------
Earnings (loss) per share of common stock - basic
and diluted                                          $  0.11          $  (0.08)


NOTE 7. COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income
(loss) was approximately $2,594,000 and $(2,202,000) for the three months ended March 31, 1998 and 1997, respectively. The differences from net income consist of changes in foreign currency translation adjustments.

FORWARD LOOKING STATEMENTS

The statements in this report concerning certain expected future expenses as a percentage of net sales, future financing and working capital requirements, and the Year 2000 issue constitute forward - looking statements that are subject to risks and uncertainties Factors that could adversely affect selling, general and administrative expense as a percentage of net sales include, but are not limited to, increased competitive factors (including increased competition, new product offerings by competitors and price pressures), unfavorable seasonal differences in sales volume, changes in consumer preferences, an inability to increase sales to department stores or to open and operate new concept shops on favorable terms, a failure to manage growth effectively (including timely implementation of the Company's enterprise system and expansion of its distribution center) and unavailability of independent manufacturing, labor or supplies at reasonable prices, as well as unfavorable business conditions and disruptions in the outerwear, sportswear and rugged footwear industries and general economy. Factors that could materially affect future financing requirements include, but are not limited to, the ability to obtain additional financing on acceptable terms and greater than expected S corporation dividends. Factors that could materially affect future working capital requirements include, but are not limited to, the industry factors and general business conditions noted above. Factors that could materially affect the Year 2000 issue include, but are not limited to, unanticipated costs associated with any required modifications to the Company's computer systems and associated software.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,1998 COMPARED TO THREE MONTHS ENDED MARCH 31,1997

NET SALES: Net sales increased 37.4% to $74.9 million for the three month period ended March 31, 1998 from $54.5 million for the comparable period in 1997. Domestic sales increased 42.5% to $60.0 million for the three month period ended March 31, 1998 from $42.1 million for the comparable period in 1997. Net international sales, excluding Canada, increased 23.8% to $10.4 million for the three month period ended March 31, 1998 from $8.4 million for the comparable period in 1997. Canadian sales grew 12.6% to $4.6 million for the three month period ended March 31, 1998 compared to the same period in 1997. These increases were attributable to increased sales of spring sportswear units and timely shipments of products to customers

GROSS PROFIT: Gross profit as a percentage of net sales was 38.6% for the three months ending March 31, 1998 compared to 38.1% for the comparable period in 1997. The increase in gross margin was due to increased domestic and European wholesale sales as a percentage of total sales, which have traditionally been higher margin than other International markets, as well as efficiencies in the manufacturing process and continued strength of the brand in the market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general, and administrative expense increased 29.2% to $28.3 million for the three months ended March 31, 1998 from $21.9 million for the comparable period in 1997, primarily as a result of an increase in variable selling and operating expenses to support both the higher level of sales and continued investment in operational infrastructure. As a percentage of sales, selling, general, and administrative decreased to 37.8% for the three months ended March 31, 1998 from 40.2% for the comparable period in 1997, reflecting the Company's operating expense leverage. The Company believes that it will be able to continue to leverage selling, general, and administrative as a percentage of sales as its international operations become more established and its sportswear and footwear sales expand.

INTEREST EXPENSE: Interest expense increased by 46% for the three months ended March 31, 1998 from the comparable period in 1997. The increase was attributable to additional borrowing requirements for working capital during the three months ended March 31, 1998.

PROVISION FOR INCOME TAXES: Income tax expense for the three months ended March 31, 1998 includes a deferred income tax benefit of $2.0 million as a result of the conversion to C corporate status in connection with the IPO.

NET INCOME: Earnings per share were based on the weighted average number of common shares outstanding for the three months ended March 31,1998 and 1997. If the shares issued in connection with the IPO had been outstanding for the three months ended March 31, 1998, the total shares outstanding would have been 25.2 million and 25.6 million for basic and diluted methods, respectively, resulting in earnings per share of $0.08 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company financed its operations in the three months ended March 31, 1998 primarily through cash from operations and current cash balances. At March 31, 1998, the Company had total cash equivalents of $6.3 million compared to $3.1 million at March 31, 1997. Cash provided by operating activities was $12.5 million for the three months ended March 31, 1998 and $2.4 million for the comparable period in 1997. This increase was primarily due to a decrease in accounts receivable and increase in accounts payable offset by an increase in inventory, which provided additional working capital to fund the Company's first quarter operations.

The Company's primary capital requirements are for working capital, investing activities associated with expansion of its distribution center, systems development and general corporate needs. Net cash used in investing activities was $13.2 million for the three months ended March 31, 1998 and $2.7 million for the comparable period in 1997.

Cash provided from financing activities was $2.8 million for the three months ended March 31, 1998 and $244,000 for the comparable period in 1997. The increase in net cash provided from financing activities was primarily due to increases in net short term borrowings offset by the repayment of an outstanding note from a shareholder of approximately $5.7 million.

To fund its working capital requirements, the Company has an unsecured revolving line of credit of $50 million with Wells Fargo Bank, N.A. which expires June 30, 1998. As of March 31, 1998, $20.5 million was outstanding under this line of credit bearing interest at a rate of 6.2% per annum. The Company expects to renew or replace this line of credit upon its expiration.

The Company is party to a Buying Agency Agreement with Nissho Iwai American Corporation ("Nissho") pursuant to which Nissho provides the Company unsecured credit, the amount of which varies annually at Nissho's discretion, and acts as a buying agent on behalf of the Company. At March 31, 1998 the maximum amount available under the Nissho Agreement was $120 million, which includes $70 million allowed under the credit line and amounts available for letters of credit. The agreement expires September 30, 1998. As of March 31, 1998, $23.7 million was outstanding under the Company's line of credit with Nissho bearing interest at a rate of 6.2% per annum.

The Company maintains a credit agreement with The Hong Kong and Shanghai Banking Corporation Limited for an uncommitted and unsecured line of credit with a combined limit of $60 million. Within this limit, up to $45 million may be used as an import line of credit for issuing documentary letters of credit and up to $25 million may be used as a revolving line of credit for working capital. As of March 31,1998, $5 million was outstanding under the agreement bearing interest at a rate of 6% per annum.

Proceeds from the IPO net of underwriting discounts and commissions totaled $107.9 million, of which an amount equal to the greater of $95 million or the amount of the Company Subchapter S accumulated adjustments account as of the Termination Date was declared as a dividend to shareholders of record on March 23, 1998. As of April 1, 1998, $95 million has been distributed to such shareholders, however, the Company has not yet determined the final amount of the Subchapter S accumulated adjustments account as of the Termination date. The additional dividend is not estimated to significantly effect the Company's liquidity.

For the three months ended March 31, 1998, the Company expended approximately $13.0 million, excluding capitalized interest, on capital projects. In connection with these capital projects, the Company intends to enter into a long term borrowing arrangement in mid-1998 to provide funds to complete the projects. The Company believes that its liquidity requirements for the next 12 months and beyond will be adequately covered by the IPO proceeds, short term arrangements, and the anticipated long term borrowing facility.

The Company is currently expending capital for a new enterprise management information system, expected to be fully operational by late 1998, which will address the Year 2000 issue on all core Company business systems. The Company has other ancillary systems that will be modified to address the Year 2000 issue. The Company, however, cannot be certain that these planned system modifications will be completed in a timely fashion. In addition, the Company has not thoroughly analyzed the impact of other parties' computer system failures, but the Company believes costs incurred in responding to other parties' Year 2000 computer system failures, together with the cost of modifications to the Company's computer systems, will not have a material impact on the Company's results of operations or financial condition.

PART II  OTHER INFORMATION

ITEM 2  CHANGE IN SECURITIES AND USE OF PROCEEDS

On March 24, 1998, prior to the completion of the IPO, the Company amended and restated its articles of incorporation, increasing the total number of authorized shares of capital stock to 50,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. The Second Amended and Restated Articles of Incorporation also converted each share of nonvoting Common Stock into one share of voting Common Stock, and effected a 0.59-for-one reverse stock split.

Effective as of March 24, 1998, prior to completion of the IPO and the filing of the Second Amended and Restated Articles of Incorporation, the Company issued 686,504 shares of Common Stock to holders of the Company's voting Common Stock pursuant to an Agreement Regarding Plan of Recapitalization, dated March 23, 1998. The issuance was made pursuant to Section 3(a) (9) of the Securities Act of 1933.

The Company's registration statement (No. 333-43199) on Form S-1 for the IPO was declared effective by the Securities and Exchange Commission on March 26, 1998. In the IPO, which closed on April 1, 1998, the Company registered and issued 6,440,000 shares of Common Stock, including 840,000 shares issued upon exercise of an overallotment option granted to the underwriters. The managing underwriters for the IPO were Goldman, Sachs & Co., NationsBanc Montgomery Securities LLC and PaineWebber Incorporated in the United States, and Goldman Sachs International, NationsBanc Montgomery Securities LLC, PaineWebber International and Credit Lyonnaise Securities outside the United States. The IPO price was $18 per share, or an aggregate of $115,920,000. Underwriter discounts and commissions totaled $7,985,600. The Company paid an estimated total of $1,000,000 for other expenses in connection with the IPO. Proceeds to the Company, net of underwriter discounts, commissions and other expenses, were $106,934,400.

As of April 1, 1998, $95,000,000 of the net proceeds from the IPO had been distributed to the Company's shareholders of record as of March 23, 1998, including direct payments to the Company's Chairman, President and Chief Executive Officer, Director of Retail Operations, Chief Operating Officer and various trusts.

The remaining $11,900,000 of net proceeds after distribution of dividends were used for general corporate operating requirements, including current working capital needs and capital project funding.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 20, 1998, by consent resolution in lieu of an annual meeting of shareholders, the holders of the Company's outstanding voting Common Stock took the actions described below:

     1. The shareholders elected each of Gertrude Boyle, Timothy P. Boyle, Sarah A. Bany, Murrey R. Albers, Edward S. George and John Stanton to the Company's Board of Directors, by the vote indicated below, to serve until the next annual meeting of shareholders:

               2,764,748  shares of voted in favor (pre-reverse split)
                      0   shares voted against or withheld
                      0   abstentions
                      0   broker nonvotes

     2. The shareholders approved, by the vote indicated below, an increase in the number of authorized shares under the 1997 Stock Incentive Plan to 2,500,000 shares of Common Stock:

               2,764,748  shares voted in favor (pre-reverse split)
                      0   shares voted against or withheld
                      0   abstentions
                      0   broker nonvotes

On March 23, 1998, by consent resolution, the holders of the Company's outstanding Common Stock (including voting and nonvoting Common Stock) took the actions described below:

     1. The shareholders approved, by the vote indicated below, an Agreement Regarding Plan of Recapitalization:

              2, 764,748  shares of voting Common Stock voted in favor
                           (pre-reverse split)
                      0   shares voted against or withheld
                      0   abstentions
                      0   broker nonvotes

            27, 922, 825  shares of nonvoting Common Stock voted in favor
                           (pre-reverse split)
                      0   shares voted against or withheld
                      0   abstentions
                      0   broker nonvotes

     2. The shareholders approved, by the vote indicated below, the Second Amended and Restated Articles of Incorporation:

               2,764,748  shares of voting Common Stock voted in favor
                           (pre-reverse split)
                      0   shares voted against or withheld
                      0   abstentions
                      0   broker nonvotes

            27, 922, 825  shares of nonvoting Common Stock voted in favor
                           (pre-reverse split)
                      0   shares voted against or withheld
                      0   abstentions
                      0   broker nonvotes

     As of each of March 20 and March 23, 1998, there were 2,764,748 shares of voting Common Stock outstanding and 27,922,825 shares of nonvoting Common Stock outstanding. The foregoing share numbers do not reflect the Company's conversion of nonvoting stock to voting stock or a 0.59-for-one reverse stock split.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     10.1    1997 Stock Incentive Plan, as amended
     27.1    Financial Data Schedule

     (b)     Reports on Form 8-K

             None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COLUMBIA SPORTSWEAR COMPANY

Date:  5/14/98                         /s/ Patrick D. Anderson
     ------------------------------    ----------------------------------
                                       Patrick D. Anderson
                                       Chief Financial Officer and Authorized
                                       Officer