Form 10-Q
period 1998-06-30
COLUMBIA SPORTSWEAR CO
filed 1998-08-14
CIK 1050797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended           June 30, 1998
                                          -----------------------

                                                     OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE
---     ACT OF 1934

        For the transition period from ______________ to ______________




                           COLUMBIA SPORTSWEAR COMPANY
             (Exact name of registrant as specified in its charter)


     Oregon                         0-23939                    93-0498284
--------------------------------------------------------------------------------
    (State or other                (Commission File           (IRS Employer
     jurisdiction of                Number)                    Identification
     incorporation                                             Number)
     or organization)



     6600 North Baltimore  Portland, Oregon                  97203
--------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)


                                 (503) 286-3676
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X] NO [ ]


The number of shares of Common Stock outstanding on August 14, 1998, was 25,246,753.

                           COLUMBIA SPORTSWEAR COMPANY

                                  JUNE 30, 1998


                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART I. FINANCIAL INFORMATION

     ITEM 1 - Financial Statements - Columbia Sportswear Company (Unaudited)

          Condensed Consolidated Balance Sheets............................ 2

          Condensed Consolidated Statements of Operations.................. 3

          Condensed Consolidated Statements of Cash Flows.................. 4

          Notes to Condensed Consolidated Financial Statements............. 5

     ITEM 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 7

     ITEM 3 - Quantitative and Qualitative Disclosures about
              Market Risk..................................................10

PART II. OTHER INFORMATION

     ITEM 6 - Exhibits and Reports on Form 8-K.............................11

     SIGNATURES ...........................................................12

ITEM 1 - Financial Statements


                           COLUMBIA SPORTSWEAR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                      June 30,1998         December 31,1997
                                                                  ----------------         ----------------
                                     ASSETS

Current Assets:
  Cash and cash equivalents                                       $          5,167         $          4,001
  Accounts receivable, net of allowance of $2,897 and
    $2,461, respectively                                                    71,363                   76,086
  Inventories (Note 2)                                                     108,759                   48,300
  Deferred tax asset (Note 3)                                               10,200                        -
  Prepaid expenses and other current assets                                  1,631                    2,430
                                                                  ----------------         ----------------
    Total current assets                                                   197,120                  130,817

Property, plant, and equipment, net                                         54,432                   35,277
Intangibles and other assets                                                 3,516                    8,383
                                                                  ----------------         ----------------
    Total assets                                                  $        255,068         $        174,477
                                                                  ================         ================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                   $         50,536         $         20,427
  Accounts payable                                                          56,855                   21,765
  Accrued liabilities                                                       12,933                   12,899
  Current portion of long-term debt                                            161                      154
  Distribution payable                                                           -                    5,866
                                                                  ----------------         ----------------
    Total current liabilities                                              120,485                   61,111

Long-term debt                                                               2,748                    2,831
Deferred tax liability (Note 3)                                              5,700                        -
                                                                  ----------------         ----------------
    Total liabilities                                                      128,933                   63,942

Shareholders' Equity:
  Preferred stock; 10,000 shares authorized; none
    issued and outstanding                                                       -                        -
  Common stock; 50,000 shares authorized; issued
    and outstanding 25,243, and 18,792                                     124,869                   17,886
  Retained earnings                                                          9,470                  101,805
  Accumulated foreign currency translation adjustment                       (3,338)                  (3,806)
  Unearned portion of restricted stock issued for future
     services                                                               (4,866)                  (5,350)
                                                                  ----------------         ----------------
    Total shareholders' equity                                             126,135                  110,535
                                                                  ----------------         ----------------
    Total liabilities and shareholders' equity                    $        255,068         $        174,477
                                                                  ================         ================


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                 ----------------------------    ----------------------------
                                                         1998            1997            1998            1997
                                                 ------------    ------------    ------------    ------------
Net sales                                        $     67,177    $     49,695    $    142,115    $    104,190
Cost of sales                                          38,794          28,072          84,795          61,815
                                                 ------------    ------------    ------------    ------------

Gross profit                                           28,383          21,623          57,320          42,375
Selling, general, and administrative                   26,647          22,475          54,977          44,358
                                                 ------------    ------------    ------------    ------------

Income (loss) from operations                           1,736            (852)          2,343          (1,983)
Interest expense, net                                     784             714           1,222           1,014
                                                 ------------    ------------    ------------    ------------

Income (loss) before income tax                           952          (1,566)          1,121          (2,997)
Income tax expense (benefit) (Note 3)                     388            (261)         (1,544)           (272)
                                                 ------------    ------------    ------------    ------------

Net income (loss) (Note 5)                       $        564    $     (1,305)   $      2,665    $     (2,725)
                                                 ============    ============    ============    ============

Net income (loss) per share (Note 4):
  Basic                                          $       0.02    $      (0.07)   $       0.12    $      (0.15)
  Diluted                                        $       0.02    $      (0.07)   $       0.12    $      (0.15)
Weighted average shares outstanding :
  Basic                                                25,236          18,792          22,205          18,792
  Diluted                                              25,622          18,792          22,590          18,792


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                   Six Months Ended June 30,
                                                                            -------------------------------------
                                                                                     1998                    1997
                                                                            -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                         $       2,665           $      (2,725)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                 3,668                   3,442
      Non-cash compensation                                                           485                     485
      Gain (loss) on disposal of property, plant, and equipment                        41                      (2)
      Deferred income tax provision                                                (4,500)                      -
      Changes in operating assets and liabilities:
        Accounts receivable                                                         4,226                   5,720
        Inventories                                                               (60,370)                (49,182)
        Prepaid expenses and other current assets                                    (553)                     32
        Intangibles and other assets                                                 (908)                 (2,720)
        Accounts payable                                                           35,446                  20,778
        Accrued liabilities                                                           179                  (2,237)
                                                                            -------------           -------------
          Net cash used in operating activities                                   (19,621)                (26,409)
                                                                            -------------           -------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                                     (22,529)                 (5,709)
  Proceeds from sale of property, plant, and equipment                                 98                      29
  Maturity of short-term investments                                                    -                     815
                                                                            -------------           -------------
          Net cash used in investing activities                                   (22,431)                 (4,865)
                                                                            -------------           -------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings on notes payable                                                  30,290                  31,458
  Repayments on long-term debt                                                        (76)                    (65)
  Proceeds from options exercised                                                     102                       -
  Proceeds from initial public offering                                           107,934                       -
  Distributions paid to shareholders                                              (95,128)                   (132)
                                                                            -------------           -------------
          Net cash provided by financing activities                                43,122                  31,261
                                                                            -------------           -------------
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            96                    (135)
                                                                            -------------           -------------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                     1,166                    (148)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      4,001                   3,283
                                                                            =============           =============
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $       5,167           $       3,135
                                                                            =============           =============


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company the ("Company") and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1998, and the results of operations for the three months ended and the six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's final prospectus, which forms part of the registration statement on Form S-1 (file no. 333-43199) filed in connection with the Company's initial public offering of 6,440,000 shares (including an over-allotment option of 840,000 shares) of its Common Stock (the "IPO").

NOTE 2.  INVENTORIES

Inventories consist of the following (in thousands):

                                         June 30, 1998      December 31, 1997
                                      -----------------     -----------------
Raw Materials                         $           5,675     $           4,565
Work In process                                  16,162                 7,637
Finished goods                                   86,922                36,098
                                      -----------------     -----------------
                                      $         108,759     $          48,300
                                      =================     =================


NOTE 3.  INCOME TAXES

The condensed consolidated statement of operations reflects adjustments for income taxes based upon income before provision for income taxes as if the Company had been subject to additional federal and state income taxes based upon an effective tax rate of 40% and 40.8% for the three month period ended March 31 and June 30, 1998, respectively. Net income tax expense for the three months ended June 30, 1998 was $388,000.

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" , the Company recorded a net deferred tax asset of $2,000,000 for cumulative temporary differences between financial statement and income tax bases of the Company's assets and liabilities by recording a benefit for such deferred tax assets in its condensed consolidated statement of operations on March 26, 1998, the termination date of the S corporation (the "Termination Date"). Such deferred tax assets are based on the cumulative temporary difference upon the conversion from an S corporation to a C corporation on the Termination Date.

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During the three months ended June 30, 1998 the Company recorded a net change in these temporary differences of $2,500,000, resulting in a net deferred tax asset of $4,500,000. The net deferred tax asset consists of a current asset of $10,200,000 and a non-current liability of $5,700,000 at June 30, 1998.

NOTE 4.  EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted earnings per share for the three months ended June 30, 1998 and 1997. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share is as follows:

                                                            Three Months Ended              Six Months Ended
                                                                  June 30,                      June 30,
                                                         -------------------------     -------------------------
                                                               1998           1997           1998           1997
                                                         ----------     ----------     ----------     ----------
Weighted  average common shares outstanding, used in
computing basic earnings per share                           25,236         18,792         22,205         18,792

Effect of dilutive stock options                                386              -            385              -
                                                         ----------     ----------     ----------     ----------

Weighted-average common shares outstanding, used in
computing diluted earnings per share                         25,622         18,792         22,590         18,792
                                                         ==========     ==========     ==========     ==========

Earnings (loss) per share of common stock - basic and
diluted                                                  $     0.02     $    (0.07)    $     0.12     $    (0.15)

On May 11,1998 the Company granted 455,000 stock options to employees under the 1997 stock incentive plan and 10,500 non-qualified stock options to the Company's non-employee directors at an exercise price of $19.625.

NOTE 5. COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The schedule detailing the components of comprehensive income is as follows:

                                                      Three Months Ended              Six Months Ended
                                                            June 30,                      June 30,
                                                   -------------------------     -------------------------
                                                         1998           1997           1998           1997
                                                   ----------     ----------     ----------     ----------
Net income (loss)                                  $      564     $   (1,305)    $    2,665     $   (2,725)

Foreign currency translation adjustments                  (25)          (177)           468           (959)
                                                   ----------     ----------     ----------     ----------

Comprehensive income (loss)                        $      539     $   (1,482)    $    3,133     $   (3,684)
                                                   ==========     ==========     ==========     ==========

NOTE 6.  NEW ACCOUNTING PRONOUNCEMENTS

During 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Adoption of this statement will not impact the Company's consolidated financial position, results of operations or cash flows, and will be limited to the form and content of its disclosures. This statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined which operating segments it will disclose.

During 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ". This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of SFAS No.
133 on its financial statements.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements in this report concerning certain expected future expenses as a percentage of net sales, future financing and working capital requirements, and the Year 2000 issue constitute forward - looking statements that are subject to risks and uncertainties. Factors that could adversely affect selling, general and administrative expense as a percentage of net sales include, but are not limited to, increased competitive factors (including increased competition, new product offerings by competitors and price pressures), unfavorable seasonal differences in sales volume, changes in consumer preferences, an inability to increase sales to department stores or to open and operate new concept shops on favorable terms, a failure to manage growth effectively (including timely implementation of the Company's enterprise system and expansion of its distribution center) and unavailability of independent manufacturing, labor or supplies at reasonable prices, as well as unfavorable business conditions and disruptions in the outerwear, sportswear and rugged footwear industries and general economy. Factors that could materially affect future financing requirements include, but are not limited to, the ability to obtain additional financing on acceptable terms and greater than expected S corporation dividends. Factors that could materially affect future working capital requirements include, but are not limited to, the industry factors and general business conditions noted above. Factors that could materially affect the Year 2000 issue include, but are not limited to, unanticipated costs associated with any required modifications to the Company's computer systems and associated software.

Results of Operations

Three Months Ended June 30,1998 Compared to Three Months Ended June 30,1997

Net sales: Net sales increased 35.2% to $67.2 million for the three month period ended June 30, 1998 from $49.7 million for the comparable period in 1997. Domestic sales increased 34.6% to $55.6 million for the three month period ended June 30, 1998 from $41.3 million for the comparable period in 1997. Net international sales, excluding Canada, increased 49.0% to $7.3 million for the three month period ended June 30, 1998 from $4.9 million for the comparable period in 1997. Canadian sales grew 23.5% to $4.2 million for the three month period ended June 30, 1998 from $3.4 million compared to the same period in 1997. These increases were attributable primarily to increased sales of spring sportswear units and more timely shipments of domestic fall products.

Gross Profit: Gross profit as a percentage of net sales was 42.3% for the three months ended June 30, 1998 compared to 43.5% for the comparable period in 1997. The decrease in gross margin primarily was due to increased domestic sales of spring close-out products during the three months ended June 30, 1998.

Selling, General and Administrative Expense: Selling, general, and administrative expense increased 18.7% to $26.7 million for the three months ended June 30, 1998 from $22.5 million for the comparable period in 1997, primarily as a result of an increase in variable selling and operating expenses to support both the higher level of sales and continued investment in operational infrastructure. As a percentage of sales, selling, general, and administrative expenses decreased to 39.7% for the three months ended June 30, 1998 from 45.2% for the comparable period in 1997, reflecting the Company's operating expense leverage. The Company believes that it will be able to continue to leverage selling, general, and administrative expense as a percentage of sales as its international operations become more established and its sportswear and footwear sales expand.

Interest Expense: Interest expense increased by 9.8% for the three months ended June 30, 1998 from the comparable period in 1997. The increase was attributable to additional borrowing requirements for working capital needed to fund the growth in sales activity for the three months ended June 30, 1998.

Six Months Ended June 30,1998 Compared to Six Months Ended June 30,1997

Net sales: Net sales increased 36.4% to $142.1 million for the six month period ended June 30, 1998 from $104.2 million for the comparable period in 1997. Domestic sales increased 38.6% to $115.6 million for the six month period ended June 30, 1998 from $83.4 million for the comparable period in 1997. Net international sales, excluding Canada, increased 33.1% to $17.7 million for the six month period ended June 30, 1998 from $13.3 million for the comparable period in 1997. Canadian sales grew 17.3% to $8.8 million for the six month period ended June 30, 1998 from $7.5 million compared to the same period in 1997. These increases were attributable primarily to increased sales of carryover fall and current year spring sportswear units and more timely second quarter shipments of domestic fall products.

Gross Profit: Gross profit as a percentage of net sales was 40.3% for the six months ended June 30, 1998 compared to 40.7% for the comparable period in 1997. The decrease in gross margin was due to increased domestic sales of spring close-out products during the six months ended June 30, 1998.

Selling, General and Administrative Expense: Selling, general, and administrative expense increased 23.9% to $55.0 million for the six months ended June 30, 1998 from $44.4 million for the comparable period in 1997, primarily as a result of an increase in variable selling and operating expenses to support both the higher level of sales and continued investment in operational infrastructure. As a percentage of sales, selling, general, and administrative expenses decreased to 38.7% for the six months ended June 30, 1998 from 42.6% for the comparable period in 1997, reflecting the Company's operating expense leverage. The Company believes that it will be able to continue to leverage selling, general, and administrative as a percentage of sales as its international operations become more established and its sportswear and footwear sales expand.

Interest Expense: Interest expense increased by 20.5% for the six months ended June 30, 1998 from the comparable period in 1997. The increase was attributable to additional borrowing requirements for working capital needed to fund the growth in sales activity for the six months ended June 30, 1998.

Provision For Income Taxes: Income tax expense for the six months ended June 30, 1998 includes a deferred income tax benefit of $2.0 million as a result of the conversion to C corporate status in connection with the initial public offering.

Liquidity and Capital Resources

The Company financed its operations in the six months ended June 30, 1998 primarily through net borrowings on notes payable and net proceeds from the Company's initial public offering after distributions to shareholders. At June 30, 1998, the Company had total cash equivalents of $5.2 million compared to $3.1 million at June 30, 1997. Cash used in operating activities was $19.6 million for the six months ended June 30, 1998 and $26.4 million for the comparable period in 1997. This decrease was primarily due to an increase in accounts payable offset by an increase in inventory.

The Company's primary capital requirements are for working capital, investing activities associated with expansion of its distribution center, systems development and general corporate needs. Net cash used in investing activities was $22.4 million for the six months ended June 30, 1998 and $4.9 million for the comparable period in 1997.

Cash provided by financing activities was $43.1 million for the six months ended June 30, 1998 and $31.3 for the comparable period in 1997. The increase in net cash provided from financing activities was primarily due to proceeds from the Company's initial public offering net of distributions to shareholders and an increase in net short term borrowings.

To fund its working capital requirements, the Company has an unsecured revolving line of credit with seasonal limits ranging from $50 to $90 million with Wells Fargo Bank, N.A. which expires June 30, 1999. As of June 30, 1998, $47.2 million was outstanding under this line of credit bearing interest at a rate of 6.0% per annum.

The Company is party to a Buying Agency Agreement with Nissho Iwai American Corporation ("Nissho") pursuant to which Nissho provides the Company unsecured credit, the amount of which varies annually at Nissho's discretion, and acts as a buying agent on behalf of the Company. At June 30, 1998 the maximum amount available under the Nissho Agreement was $120 million, which includes $70 million allowed under the credit line and amounts available for letters of credit. The agreement expires September 30, 1998. As of June 30, 1998, $40.7 million was outstanding under the Company's line of credit with Nissho bearing interest at a rate of 6.2% per annum. The Company expects to renew this line of credit upon its expiration.

The Company maintains a credit agreement with The Hong Kong and Shanghai Banking Corporation Limited for an uncommitted and unsecured line of credit with a combined limit of $60 million. Within this limit, up to $45 million may be used as an import line of credit for issuing documentary letters of credit and up to $25 million may be used as a revolving line of credit for working capital. As of June 30,1998, no amount was outstanding under the revolving line of credit.

Proceeds from the IPO net of underwriting discounts and commissions totaled $107.9 million, of which an amount equal to the greater of $95 million or the amount of the Company Subchapter S accumulated adjustments account as of the Termination Date was declared as a dividend to shareholders of record on March 23, 1998. As of April 1, 1998, $95 million had been distributed to such shareholders. The Company has not yet determined the final amount of the Subchapter S accumulated adjustments account as of the Termination date, but expects the account to amount to approximately $102 million. Any additional dividend is not expected to significantly affect the Company's liquidity.

For the six months ended June 30, 1998, the Company expended approximately $22.5 million, excluding capitalized interest, on capital projects. In connection with these capital projects, the Company has entered into a note purchase agreement. Pursuant to the note purchase agreement, the Company issued senior promissory notes in the aggregate principal amount of $25 million, bearing an interest rate of 6.68% and maturing August 11, 2008. Proceeds from the notes will be used to finance the expansion of the Company's distribution center in Portland, Oregon. Up to an additional $15 million in shelf notes may be issued under the note purchase agreement. The Company believes that its liquidity requirements for the next 12 months and beyond will be adequately covered by the IPO net proceeds, short term arrangements and the proceeds from the senior notes.

Year 2000 Compliance

The Company has made extensive efforts over the past several years to upgrade or replace all enterprise level software and hardware platforms. A part of the selection criteria for new software and hardware systems were global software support and Year 2000 compliance. The Company is expending capital for new enterprise management information systems, expected to be fully operational by late 1998, which will address the Year 2000 issue on all core Company business systems. These include, but are not limited to, financial, manufacturing and inventory management, distribution, and sales order processing applications. The Company has other ancillary systems such as sales reporting, product development, retail, merchandising and design that are scheduled to be modified as required to address Year 2000 issues in a timely fashion. Desktop productivity systems, networking and communications are also integral to the Company's operations and have been surveyed for Year 2000 compliance. Non-compliant components and software have been identified and are scheduled for replacement or upgrade where necessary by mid-1999. Non-Information Technology systems such as Company-owned manufacturing equipment, office equipment and local office telephone systems are being assessed for related Year 2000 risks. The Company conducts business with several customers via Electronic Data Interchange (EDI) and will implement and test Year 2000 compliant standards and software to ensure uninterrupted service. The majority of the Company's product sourcing is performed through independent manufacturers primarily in Southeast Asia. Although analyses are underway, an initial review of these facilities indicates that most operations and business processes are manual in nature and, consequently, the Company does not expect the Year 2000 issue will impact its ability to effectively source its products.

The Company's enterprise management information systems were implemented primarily to improve its business processes rather than solely to address Year 2000 compliance issues. The costs associated with bringing the Company's ancillary, desktop productivity, networking, communication and non-IT systems into Year 2000 compliance are being assessed; however, the Company does not expect the aggregate of these costs will materially affect its liquidity and capital resources.

The Company has undergone what it believes is a reasonable and thorough review of Year 2000 issues on its operations, liquidity and financial condition and identified the related issues and risks. As a result of this review, the Company believes no identified issues or reasonably foreseeable circumstances should have a material affect on the company.

The most likely issue facing the Company regarding Year 2000 compliance is the inability of compliant software or systems to perform as intended. Although the Company does not have a comprehensive contingency plan, it expects to apply its own resources and the resources of system providers to solve these issues as they are identified.


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

PART II.  OTHER INFORMATION

ITEM 6 -  Exhibits and Reports on Form 8-K

          (a)    Exhibits

                 10.1 Credit Agreement Extension between the Company and Wells Fargo Bank National Association dated June 30, 1998
                 10.2 Second Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated July 31, 1998
                 10.3 Note Purchase and Private Shelf Agreement between the Company and The Prudential Insurance Company of America and Pruco Life Insurance Company dated August 11, 1998

                         The following exhibits and schedules to the Note Purchase and Private Shelf Agreement have been omitted and will be provided to the Securities and Exchange Commission upon request:

                         Purchaser Schedule
                         Schedule 8G - Agreements Restricting Debt
                         Schedule 10B - Subsidiary Restrictions
                         Exhibit A-1 - Form of Series A Note
                         Exhibit A-2 - Form of Shelf Note
                         Exhibit B - Company Funding Instruction Letter Exhibit C - Form of Request for Purchase
                         Exhibit D - Form of Confirmation of Acceptance Exhibit E-1 - Form of Opinion of Company's Counsel Exhibit E-2 - Form of Opinion of Company's Counsel

                 27.1    Financial Data Schedule

          (b)    Reports on Form 8-K

                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COLUMBIA SPORTSWEAR COMPANY


Date: August 13, 1998                  PATRICK D. ANDERSON
                                       -----------------------------------------
                                       Patrick D. Anderson
                                       Chief Financial Officer and Authorized
                                       Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibits
   No.        Description
--------      -----------

  10.1 Credit Agreement Extension between the Company and Wells Fargo Bank National Association dated June 30, 1998

  10.2 Second Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated July 31, 1998

  10.3 Note Purchase and Private Shelf Agreement between the Company and The Prudential Insurance Company of America and Pruco Life Insurance Company dated August 11, 1998

              The following exhibits and schedules to the Note Purchase and Private Shelf Agreement have been omitted and will be provided to the Securities and Exchange Commission upon request:

              Purchaser Schedule
              Schedule 8G - Agreements Restricting Debt
              Schedule 10B - Subsidiary Restrictions
              Exhibit A-1 - Form of Series A Note
              Exhibit A-2 - Form of Shelf Note
              Exhibit B - Company Funding Instruction Letter Exhibit C - Form of Request for Purchase
              Exhibit D - Form of Confirmation of Acceptance Exhibit E-1 - Form of Opinion of Company's Counsel Exhibit E-2 - Form of Opinion of Company's Counsel

  27.1        Financial Data Schedule