Form 10-Q
period 1998-09-30
COLUMBIA SPORTSWEAR CO
filed 1998-11-16
CIK 1050797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----      SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended           September 30, 1998
                                          --------------------------------------
                                                     OR
___       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
          OF 1934

          For the transition period from ______________ to ______________




                           COLUMBIA SPORTSWEAR COMPANY
             (Exact name of registrant as specified in its charter)


         Oregon                      0-23939                         93-0498284
-------------------------------------------------------------------------------
(State or other jurisdiction of  (Commission File                 (IRS Employer
incorporation or organization)       Number)             Identification Number)


6600 North Baltimore  Portland, Oregon                                    97203
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

                              YES___X___ NO _______


The number of shares of Common Stock outstanding on November 12, 1998, was 25,247,343.

                           COLUMBIA SPORTSWEAR COMPANY

                               SEPTEMBER 30, 1998


                               INDEX TO FORM 10-Q

                                                                       PAGE NO.
PART I. FINANCIAL INFORMATION

  ITEM 1 - Financial Statements - Columbia Sportswear Company (Unaudited)

     Condensed Consolidated Balance Sheets ..............................     2

     Condensed Consolidated Statements of Operations.....................     3

     Condensed Consolidated Statements of Cash Flows.....................     4

     Notes to Condensed Consolidated Financial Statements................     5

  ITEM 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................     7

  ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk....    10

PART II. OTHER INFORMATION

  ITEM 5 - Other Information.............................................    11

  ITEM 6 - Exhibits and Reports on Form 8-K..............................    11

  SIGNATURES ............................................................    12

ITEM 1 - Financial Statements

                           COLUMBIA SPORTSWEAR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                 September 30, 1998       December 31, 1997
                                                 ------------------       -----------------
     ASSETS

Current Assets:
  Cash and cash equivalents                      $           9,704        $          4,001
  Accounts receivable, net of allowance
    of $3,798 and $2,461, respectively                     169,312                  76,086
  Inventories (Note 2)                                      86,561                  48,300
  Deferred tax asset (Note 3)                               13,500                       -
  Prepaid expenses and other current assets                  1,457                   2,430
                                                 -----------------        ----------------
    Total current assets                                   280,534                 130,817

Property, plant, and equipment, net                         63,634                  35,277
Intangibles and other assets                                 3,317                   8,383
                                                 -----------------        ----------------
    Total assets                                 $         347,485        $        174,477
                                                 =================        ================


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                  $          72,501        $         20,427
  Accounts payable                                          53,984                  21,765
  Accrued liabilities                                       21,650                  13,128
  Income taxes payable                                      17,202                    (229)
  Current portion of long-term debt                            197                     154
  Distribution payable                                           -                   5,866
                                                 -----------------        ----------------
    Total current liabilities                              165,534                  61,111

Long-term debt                                              27,327                   2,831
Deferred tax liability (Note 3)                              5,500                       -
                                                 -----------------        ----------------
    Total liabilities                                      198,361                  63,942

Shareholders' Equity:
  Preferred stock; 10,000 shares authorized;
    none issued and outstanding                                  -                       -
  Common stock; 50,000 shares authorized;
    25,247 and 18,792 issued and outstanding               124,883                  17,886
  Retained earnings                                         32,342                 101,805
  Accumulated foreign currency
    translation adjustment                                  (3,478)                 (3,806)
  Unearned portion of restricted stock
     issued for future services                             (4,623)                 (5,350)
                                                 -----------------        ----------------
    Total shareholders' equity                             149,124                 110,535
                                                 -----------------        ----------------
    Total liabilities and shareholders' equity   $         347,485        $        174,477
                                                 =================        ================

See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                         Three Months Ended            Nine Months Ended
                                            September 30,                 September 30,
                                       -----------------------       -----------------------

                                          1998          1997            1998          1997
                                          ----          ----            ----          ----
Net sales                              $ 173,956     $ 154,165       $ 316,071     $ 258,355
Cost of sales                             94,311        82,756         179,106       144,571
                                       ---------     ---------       ---------     ---------

Gross profit                              79,645        71,409         136,965       113,784
Selling, general, and administrative      39,497        33,399          94,474        77,757
                                       ---------     ---------       ---------     ---------

Income from operations                    40,148        38,010          42,491        36,027
Interest expense, net                      1,513         1,483           2,735         2,497
                                       ---------     ---------       ---------     ---------

Income before income tax                  38,635        36,527          39,756        33,530
Income tax expense (Note 3)               15,763         2,002          14,219         1,730
                                       ---------     ---------       ---------     ---------

Net income (Note 5)                    $  22,872     $  34,525       $  25,537     $  31,800
                                       =========     =========       =========     =========

Net income per share (Note 4):
  Basic                                $    0.91     $    1.84       $    1.10     $    1.69
  Diluted                              $    0.90     $    1.84       $    1.08     $    1.69
Weighted average shares outstanding:
  Basic                                   25,247        18,792          23,219        18,792
  Diluted                                 25,503        18,792          23,561        18,792

See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                              1998               1997
                                                              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                               $  25,537          $  31,800
  Adjustments to reconcile net income to
    net cash used in operating activities:
    Depreciation and amortization                              5,508              5,238
    Non-cash compensation                                        727                727
    Loss on disposal of property, plant, and equipment            19                  1
    Deferred income tax provision                             (8,000)                 -
    Changes in operating assets and liabilities:
      Accounts receivable                                    (91,655)           (84,165)
      Inventories                                            (38,076)           (34,709)
      Prepaid expenses and other current assets                 (397)               248
      Intangibles and other assets                              (852)            (2,702)
      Accounts payable                                        30,577             29,974
      Accrued liabilities                                      8,564              8,459
      Income taxes payable                                    17,419                840
                                                           ---------          ---------
        Net cash used in operating activities                (50,629)           (44,289)
                                                           ---------          ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                (33,474)            (9,369)
  Proceeds from sale of property, plant, and equipment           160                 49
  Maturity of short-term investments                               -                815
                                                           ---------          ---------
        Net cash used in investing activities                (33,314)            (8,505)
                                                           ---------          ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings on notes payable                             52,250             66,018
  Issuance (repayment) on long-term debt                      24,538               (100)
  Proceeds from options exercised                                147                  -
  Proceeds from initial public offering                      107,934                  -
  Distributions paid to shareholders                         (95,128)           (11,211)
                                                           ---------          ---------
        Net cash provided by financing activities             89,741             54,707
                                                           ---------          ---------
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (95)              (138)
                                                           ---------          ---------
NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                                5,703              1,775
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 4,001              3,283
                                                           =========          =========
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $   9,704          $   5,058
                                                           =========          =========

See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company the ("Company") and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1998, and the results of operations for the three months ended and the nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2. INVENTORIES

Inventories consist of the following (in thousands):

                            September 30, 1998       December 31, 1997
Raw Materials             $              3,159     $             4,565
Work In process                          4,096                   7,637
Finished goods                          79,306                  36,098
                          ====================     ===================
                          $             86,561     $            48,300
                          ====================     ===================


NOTE 3. INCOME TAXES

The condensed consolidated statement of operations reflects adjustments for income taxes as if the Company had been subject to federal and state income taxes at an effective tax rate of 40%, 40.8% and 40.8% for the three month period ended March 31, June 30 and September 30, 1998, respectively. Net income tax expense for the three months ended September 30, 1998 was $15,763,000.

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company recorded a net deferred tax asset of $2,000,000 for cumulative temporary differences between financial statement and income tax bases of the Company's assets and liabilities by recording a benefit for such deferred tax assets in its condensed consolidated statement of operations on March 26, 1998, the termination date of the S corporation (the "Termination Date"). Such deferred tax assets are based on the cumulative temporary difference upon the conversion from an S corporation to a C corporation on the Termination Date.

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During the three months ended September 30, 1998 the Company recorded a net change in these temporary differences of $3,500,000, resulting in a net deferred tax asset of $8,000,000. The net deferred tax asset consists of a current asset of $13,500,000 and a non-current liability of $5,500,000 at September 30, 1998.

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

There were no adjustments to net income in computing diluted earnings per share for the three months ended September 30, 1998 and 1997. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share is as follows:

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                 September 30,
                                                 ----------------------       ----------------------
                                                   1998          1997           1998          1997
                                                 --------      --------       --------      --------
Weighted  average common shares outstanding,
used in computing basic earnings per share         25,247        18,792         23,219        18,792

Effect of dilutive stock options                      256             -            342             -
                                                 --------     ---------       --------      --------

Weighted-average common shares outstanding,
used in computing diluted earnings per share       25,503        18,792         23,561        18,792
                                                 ========      ========       ========      ========

Earnings per share of common stock:
     Basic                                       $   0.91      $   1.84       $   1.10      $   1.69
     Diluted                                     $   0.90      $   1.84       $   1.08      $   1.69

NOTE 5. COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The schedule detailing the components of comprehensive income is as follows:

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                 September 30,
                                                 ----------------------       ----------------------
                                                   1998          1997           1998          1997
                                                 --------      --------       --------      --------

Net income                                       $ 22,872      $ 34,525       $ 25,537      $ 31,800

Foreign currency translation adjustments             (140)          (94)           328        (1,053)
                                                 --------      --------       --------      --------

Comprehensive income                             $ 22,732      $ 34,431       $ 25,865      $ 30,747
                                                 ========      ========       ========      ========

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements in this report concerning certain expected future expenses as a percentage of net sales, future financing and working capital requirements, and the Year 2000 issue constitute forward - looking statements that are subject to risks and uncertainties. Factors that could adversely affect selling, general and administrative expense as a percentage of net sales include, but are not limited to, increased competitive factors (including increased competition, new product offerings by competitors and price pressures), unfavorable seasonal differences in sales volume, changes in consumer preferences, as well as an inability to increase sales to department stores or to open and operate new concept shops on favorable terms. Other factors could include a failure to manage growth effectively (including timely implementation of the Company's enterprise system and expansion of its distribution center) and unavailability of independent manufacturing, labor or supplies at reasonable prices. In addition, unfavorable business conditions, disruptions in the outerwear, sportswear and rugged footwear industries or changes in the general economy could have adverse effects. Factors that could materially affect future financing requirements include, but are not limited to, the ability to obtain additional financing on acceptable terms. Factors that could materially affect future working capital requirements include, but are not limited to, the industry factors and general business conditions noted above. Factors that could materially affect the Year 2000 issue include, but are not limited to, unanticipated costs associated with any required modifications to the Company's computer systems and associated software.

Results of Operations

Three Months Ended September 30,1998 Compared to Three Months Ended September 30, 1997

Net sales: Net sales increased 12.8% to $174.0 million for the three month period ended September 30, 1998 from $154.2 million for the comparable period in 1997. Domestic sales increased 11.4% to $139.6 million for the three month period ended September 30, 1998 from $125.3 million for the comparable period in 1997. Net international sales, excluding Canada, increased 15.0% to $14.6 million for the three month period ended September 30, 1998 from $12.7 million for the comparable period in 1997. Canadian sales increased 22.2% to $19.8 million for the three month period ended September 30, 1998 from $16.2 million compared to the same period in 1997. These increases were attributable to increased sales of fall units primarily in Europe, Canada, and the United States.

Gross Profit: Gross profit as a percentage of net sales was 45.8% for the three months ended September 30, 1998 compared to 46.3% for the comparable period in 1997. The change in gross margin primarily was due to increased domestic sales of spring close-out products and a higher portion of lower margin Canadian sales during the three months ended September 30, 1998.

Selling, General and Administrative Expense: Selling, general, and administrative expense increased 18.3% to $39.5 million for the three months ended September 30, 1998 from $33.4 million for the comparable period in 1997, primarily as a result of an increase in variable selling and operating expenses to support both the higher level of sales and continued investment in operational infrastructure. As a percentage of sales, selling, general, and administrative expenses increased to 22.7% for the three months ended September 30, 1998 from 21.7% for the comparable period in 1997, reflecting the Company's emphasis in ensuring adequate infrastructure to support its planned growth. The Company believes that in the short term selling, general, and administrative expense as a percentage of sales will increase as the new distribution center and enterprise information system are capitalized and begin depreciating beginning in the fourth quarter of 1998. The Company believes that in the longer term it will be able to leverage selling, general, and administrative expense as a percentage of sales as its international operations become more established and its sportswear and footwear sales expand.

Interest Expense: Interest expense increased by 2.0% for the three months ended September 30, 1998 from the comparable period in 1997. The increase was attributable to additional borrowing requirements for working capital needed to fund the growth in sales activity for the three months ended September 30, 1998.

Nine Months Ended September 30,1998 Compared to Nine Months Ended September 30, 1997

Net sales: Net sales increased 22.3% to $316.1 million for the nine month period ended September 30, 1998 from $258.4 million for the comparable period in 1997. Domestic sales increased 22.3% to $255.2 million for the nine month period ended September 30, 1998 from $208.6 million for the comparable period in 1997. Net international sales, excluding Canada, increased 23.8% to $32.2 million for the nine month period ended September 30, 1998 from $26.0 million for the comparable period in 1997. Canadian sales increased 20.7% to $28.6 million for the nine month period ended September 30, 1998 from $23.7 million compared to the same period in 1997. These increases were attributable to strong domestic sales of spring sportswear units in the first and second quarters, coupled with timely shipments of fall product in Europe, Canada, and the United States.

Gross Profit: Gross profit as a percentage of net sales was 43.3% for the nine months ended September 30, 1998 compared to 44.0% for the comparable period in 1997. The decrease in gross margin was due to increased domestic sales of carryover fall 1997 products and current year spring 1998 close-out products and a higher portion of lower margin sportswear during the nine months ended September 30, 1998.

Selling, General and Administrative Expense: Selling, general, and administrative expense increased 21.5% to $94.5 million for the nine months ended September 30, 1998 from $77.8 million for the comparable period in 1997, primarily as a result of an increase in variable selling and operating expenses to support both the higher level of sales and continued investment in operational infrastructure. As a percentage of sales, selling, general, and administrative expenses decreased to 29.9% for the nine months ended September 30, 1998 from 30.1% for the comparable period in 1997, reflecting the Company's operating expense leverage during the nine months ended September 30, 1998. The Company believes that in the short term selling, general, and administrative expense as a percentage of sales will increase as the new distribution center and enterprise information system are capitalized and begin depreciating beginning in the fourth quarter of 1998. The Company believes that in the longer term it will be able to resume leveraging selling, general, and administrative as a percentage of sales as its international operations become more established and its sportswear and footwear sales expand.

Interest Expense: Interest expense increased by 9.5% for the nine months ended September 30, 1998 from the comparable period in 1997. The increase was attributable to additional borrowing requirements for working capital needed to fund the growth in sales activity for the nine months ended September 30, 1998.

Provision For Income Taxes: Income tax expense for the nine months ended September 30, 1998 includes a deferred income tax benefit of $2.0 million as a result of the conversion to C corporate status in connection with the initial public offering.

Liquidity and Capital Resources

The Company financed its operations in the nine months ended September 30, 1998 primarily through net borrowings on notes payable and net proceeds from the Company's initial public offering after distributions to shareholders. At September 30, 1998, the Company had total cash equivalents of $9.7 million compared to $5.0 million at September 30, 1997. Cash used in operating activities was $50.6 million for the nine months ended September 30, 1998 and $44.3 million for the comparable period in 1997. This increase was primarily due to an increase in inventories and accounts receivable to support actual and anticipated increases in sales volume.

The Company's primary capital requirements are for working capital, investing activities associated with expansion of its distribution center, systems development and general corporate needs. Net cash used in investing activities was $33.3 million for the nine months ended September 30, 1998 and $8.5 million for the comparable period in 1997.

Cash provided by financing activities was $89.7 million for the nine months ended September 30, 1998 and $54.7 for the comparable period in 1997. The increase in net cash provided from financing activities was primarily due to proceeds from senior promissory notes and the Company's initial public offering, net of distributions to shareholders, offset by a decrease in net short term borrowings.

To fund its working capital requirements, the Company has available unsecured revolving lines of credit with aggregate seasonal limits ranging from $75 to $115 million. As of September 30, 1998, $60.0 million was outstanding under these lines of credit bearing interest at a rate of 6.0% per annum. Additionally, the Company maintains credit agreements in order to provide the Company unsecured lines of credit with a combined limit of $115 million available as an import line of credit for issuing documentary letters of credit.

In connection with current capital projects, the Company entered into a note purchase agreement. Pursuant to the note purchase agreement, the Company issued senior promissory notes in the aggregate principal amount of $25 million, bearing an interest rate of 6.68% and maturing August 11, 2008. Proceeds from the notes are being used to finance the expansion of the Company's distribution center in Portland, Oregon. Up to an additional $15 million in shelf notes may be issued under the note purchase agreement.

Proceeds from the IPO net of underwriting discounts and commissions totaled $107.9 million, of which an amount equal to the greater of $95 million or the amount of the Company Subchapter S accumulated adjustments account as of the Termination Date was declared as a dividend to shareholders of record on March 23, 1998. As of April 1, 1998, $95 million had been distributed to such shareholders. The Company has not yet determined the final amount of the Subchapter S accumulated adjustments account as of the Termination date, but expects the account to amount to approximately $102 million. The Company believes that its liquidity requirements for at least the next 12 months will be adequately covered by the IPO net proceeds, short term arrangements and the proceeds from the senior notes.

Year 2000 Compliance

The Company has made extensive efforts over the past several years to upgrade or replace all enterprise level software and hardware platforms. A part of the selection criteria for new software and hardware systems were global software support and Year 2000 compliance. The Company is expending capital for new enterprise management information systems, expected to be fully operational by late 1998, which will address the Year 2000 issue on all core Company business systems. These include, but are not limited to, financial, manufacturing and inventory management, distribution, and sales order processing applications. The Company has other ancillary systems such as sales reporting, product development, retail, merchandising and design that are scheduled to be modified as required to address Year 2000 issues in a timely fashion. Desktop productivity systems, networking and communications are also integral to the Company's operations and have been surveyed for Year 2000 compliance. Non-compliant components and software have been identified and are scheduled for replacement or upgrade where necessary by mid-1999. Non-Information Technology systems such as Company-owned manufacturing equipment, office equipment and local office telephone systems are being assessed for related Year 2000 risks. The Company conducts business with several customers via Electronic Data Interchange (EDI) and will implement and test Year 2000 compliant standards and software to help ensure uninterrupted service. The majority of the Company's product sourcing is performed through independent manufacturers primarily in Southeast Asia. Although analyses are underway, an initial review of these facilities indicates that most operations and business processes are manual in nature and, consequently, the Company does not expect the Year 2000 issue will impact its ability to effectively source its products.

The Company's enterprise management information systems were implemented primarily to improve its business processes rather than solely to address Year 2000 compliance issues. The costs associated with bringing the Company's ancillary, desktop productivity, networking, communication and non-Information Technology systems into Year 2000 compliance are being assessed; however, the Company does not expect the aggregate of these costs will materially affect its liquidity and capital resources.

The Company has undergone what it believes is a reasonable and thorough review of Year 2000 issues on its operations, liquidity and financial condition and identified the related issues and risks. As a result of this review, the Company believes no identified issues or reasonably foreseeable circumstances should have a material affect on the company.

The most reasonable likely issue facing the Company regarding Year 2000 compliance is the inability of compliant software or systems to perform as intended. Although the Company does not have a comprehensive contingency plan, it expects to apply its own resources and the resources of system providers to solve these issues as they are identified. The Company will continue to take appropriate measures to assure that its operating systems are prepared for Year 2000 related issues. It should be understood that the Company is reliant on many external parties and their related systems which could affect the Company's ability to meet possible eventualities. Such external entities include, but are not limited to, certain United States and foreign governmental agencies, material suppliers, and product manufacturers as well as service providers such as freight forwarders, transportation, and utilities companies. In addition, the Company as well as these external entities are expecting that the software and hardware put into place will perform all functions as expected.


Euro Currency Conversion

European Union ("EU") finance members have approved 11 of the 15 EU member states for participation in economic and monetary union. On January 1, 1999, the euro will be adopted as the national currency of the participating countries - Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Portugal and Spain. Initially, the euro will be used for non-cash transactions. Currencies of the participating member states ("legacy currencies") will remain legal tender until January 1, 2002. On this date, euro-denominated bills and coins will be issued for use in cash transactions. Currently, the Company is in the process of determining the effect of this change on its European operations and information systems.


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

PART II. OTHER INFORMATION

ITEM 5 - Other Information

     In accordance with amendments adopted on May 21, 1998 to Rule 14a-4 under the Securities and Exchange Act of 1934, if notice of a shareholder proposal to be raised at the annual meeting of shareholders is received at the principal executive offices of the Company after March 12, 1999 (45 days prior to the month and in 1999 corresponding to the date on which the Company expects to mail its proxy materials for the 1999 annual meeting), proxy voting on that proposal when and if raised at the 1999 annual meeting will be subject to the discretionary voting authority of the designated proxy holders. Any shareholder proposal to be considered for inclusion in proxy materials for the Company's 1999 annual meeting must be received at the principal executive offices of the Company no later than December 22, 1998.

ITEM 6 - Exhibits and Reports on Form 8-K

     (a)   Exhibits

     10.1. Buying Agency Agreement between the Company and Nissho Iwai American Corporation dated October 1, 1998

     27.1  Financial Data Schedule

     (b)   Reports on Form 8-K

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COLUMBIA SPORTSWEAR COMPANY

Date:  11/12/98                        PATRICK D. ANDERSON
                                       -----------------------------------
                                       Patrick D. Anderson
                                         Chief Financial Officer
                                         and Authorized Officer