Form 10-K
period 1998-12-31
COLUMBIA SPORTSWEAR CO
filed 1999-03-30
CIK 1050797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---    SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended            December 31, 1998
                                   -------------------------------------

                                       OR

___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       EXCHANGE ACT OF 1934

       For the transition period from ______________ to ______________


                           COLUMBIA SPORTSWEAR COMPANY
             (Exact name of registrant as specified in its charter)


  Oregon                             0-23939              93-0498284
--------------------------------------------------------------------------------
 (State or other jurisdiction of    (Commission File     (IRS Employer
  incorporation or organization)     Number)              Identification Number)


  6600 North Baltimore  Portland, Oregon                  97203
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


        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to section 12(g) of the Act: COMMON STOCK

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1999, was $76,634,000 based upon the last reported sale price of the Company's Common Stock as reported by the Nasdaq National Market System.

The number of shares of Common Stock outstanding on February 28, 1999, was 25,282,208.

Part III is incorporated by reference from the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of December 31, 1998.

                           COLUMBIA SPORTSWEAR COMPANY

                                DECEMBER 31, 1998

                                TABLE OF CONTENTS

Item                                                                        Page

                                     PART I

Item 1.  Business............................................................ 2
Item 2.  Properties.......................................................... 9
Item 3.  Legal Proceedings...................................................10
Item 4.  Submission of Matters to a Vote of Security Holders.................10

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Matters...........13
Item 6.  Selected Financial Data.............................................14
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................15
Item 8.  Financial Statements and Supplemental Data..........................20
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................39

                                    PART III

Item 10. Executive Officers and Key Employees of the Company.................40
Item 11. Executive Compensation..............................................40
Item 12. Security Ownership of Certain Beneficial Owners and Management......40
Item 13. Certain Relationships and Related Transactions......................40

                           PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....41

                                     PART I

ITEM 1. BUSINESS

General

Columbia Sportswear Company ("the Company") designs, manufactures, markets and distributes active outdoor apparel, including outerwear, sportswear, rugged footwear, and related accessories. As one of the largest outerwear manufacturers in the world and the leading seller of skiwear in the United States, the Company has developed an international reputation across an expanding product line for quality, performance, functionality and value. The Company believes its award-winning advertising campaigns effectively position the Columbia brand as active, outdoor, authentic and distinctly American.

The Company completed an Initial Public Offering (IPO) of 6,440,000 shares (including an over-allotment option of 840,000 shares) of its Common Stock on April 1, 1998. Gross proceeds from the IPO (including exercise of the over-allotment option) totaled $115.9 million and proceeds net of underwriting discounts, commissions and expenses totaled approximately $106.9 million. Dividends were declared and paid in the amount of $102.3 million which represented the Company's subchapter "S" accumulated adjustments account as of the termination date of the Company's "S" corporation election ("Termination Date") to shareholders of record on March 23, 1998. The remaining proceeds were used for working capital needs.

Established in 1938 and incorporated under Oregon law in 1961, the family-owned Company grew from a small, regional hat distributor to a global leader in the active outdoor apparel industry. The Company has its roots and developed its initial expertise in the production of high quality, rugged outdoor fishing and hunting gear for the serious sportsman. Known for durability and dependability at a reasonable price, the Company leveraged its brand awareness in the 1990s by expanding into related merchandise categories and developing its "head-to-toe" outfitting concept. The Columbia brand appeals to a large, increasingly international consumer base. Today, the Company distributes its products to approximately 10,000 retailers in 30 countries.

Products

The Company groups its merchandise into four categories--outerwear, sportswear, rugged footwear and related accessories. The durability, functionality and affordability of Columbia's products make them ideal for use in a wide range of outdoor activities, including skiing, snowboarding, hunting, fishing, hiking and golf, as well as for casual wear. Across all of its product lines, Columbia brings a commitment to innovative, functional product design and a reputation for durable, high quality materials and construction. The Company believes its broad range of competitively priced merchandise offers consumers one of the best price-value equations in the outdoor apparel industry.

The Company believes its Columbia brand represents a differentiated active, outdoor, authentic, value-oriented and distinctly American image and designs its products to reinforce this image. In both the design and production phases, the Company focuses its efforts on the development of popular, higher volume products at moderate price points. The Company's attention to technical details such as pockets that double as vents, double storm flaps over zippers and "gutters" that facilitate water run-off, as well as the use of special technical materials contribute to the authenticity and functionality of Columbia's entire selection of merchandise.

The following table shows the approximate percentage of sales attributable to each of the Company's major product categories during the last three fiscal years.

Products                      1998                1997                1996
--------                      ----                ----                ----

Outerwear                      60%                 62%                 66%
Sportswear                     28                  26                  25
Footwear                        8                   7                   4
Accessories                     4                   5                   5
                              ----                ----                ----
Total                         100%                100%                100%
                              ====                ====                ====

     Outerwear

Outerwear is the Company's most established product category. It is designed to protect the wearer from inclement weather in everyday use and in a variety of outdoor activities, including skiing, snowboarding, hiking, hunting and fishing. Many of the Company's jackets incorporate Columbia's revolutionary Interchange System, which was introduced in 1983 and features a 3- or 4-jackets-in-1 design. Jackets incorporating the Interchange System typically combine a durable, nylon outershell with a removable, zip-out liner. The outershell and the liner may be worn separately or together. This layered ensemble provides the wearer with a jacket for all seasons and weather conditions at a reasonable price.

The Company's skiwear line with products such as parkas, vests, ski pants, ski suits, pullovers and sweaters is the best selling brand of skiwear in the United States. Many of the Company's ski parkas feature the Interchange System. The Bugaboo Parka, which was an early Columbia skiwear product incorporating this System, has been the Company's best selling ski parka for over a decade.

Another important component of the outerwear category is Columbia's Convert brand of snowboard apparel. Columbia was one of the first companies to identify and react to the rapid emergence of snowboarding as a popular sport, and as a result the Convert line is now one of the top selling brands of snowboard apparel in the United States.

Hunting and fishing products constitute one of the Company's oldest product lines and include apparel for the serious sportsman engaged in a variety of hunting and fishing activities. All of these products, including parkas, shells, vests, liners, bib pants and rain suits incorporate a variety of specific-purpose, tailored features that enhance Columbia's reputation as a leader in this category of outerwear.

The Company's separate line of youth products benefits from the Company's expertise in its adult lines and enables a Columbia customer to outfit the entire family in dependable outerwear at a reasonable price.

The Company's growth strategy for outerwear primarily involves expanding the category in international markets, improving the productivity of its existing customers and increasing sales to more department store retailers over the longer term.

     Sportswear

Beginning in the latter part of 1993, the Company targeted sportswear as a growth opportunity. Building on a foundation of authentic fishing and hunting shirts, the Company rapidly expanded its sportswear product offering, resulting in sportswear sales increasing to 27.9% of the Company's net sales for 1998.

Columbia's sportswear line is made up of outdoor sportswear, golf apparel, and GRT. The outdoor sportswear product line, consisting primarily of jeans, chinos, hiking shorts, water sport trunks, knit shirts, woven shirts, sweats, sweaters and fleece and pile products, appeals both to the serious outdoorsman and the more casual wearer who wants to project an outdoor image.

The Company's golf line includes a variety of products designed specifically for the needs of golfers. It focuses on golf as an outdoor activity that requires specific fabrics and features to enhance performance.

For the customer interested in training, trekking and adventure travel, the Company's GRT line of active outdoor performance apparel offers a line of lightweight products, many of which incorporate the Company's Omni-Dry system of moisture management.

Sportswear products are designed to be sold alongside the Company's outerwear and rugged footwear products as part of a unified "head-to-toe" outfitting concept. Although the majority of the Company's sportswear sales are to sporting goods and specialty outdoor stores, department stores are becoming an increasingly important part of the distribution chain.

     Rugged Footwear

The Company's newest product category, rugged footwear, was introduced in 1993. This category consists primarily of active all-weather and performance outdoor footwear, featuring innovative technical designs that incorporate waterproof/breathable constructions, thermal insulation, advanced cushioning systems and high abrasion, slip-resistant outsoles. Rugged footwear as a percentage of the Company's net sales has increased from 2.9% in 1994 to 7.5% in 1998. The Company believes the market for rugged footwear remains a substantial growth opportunity. The Company expects sales growth of its rugged footwear will be driven primarily by the design and development of new footwear and by expanding the distribution of rugged footwear within existing U.S. and international distribution channels.

     Accessories

The Company also produces a line of accessories that includes hats, caps, scarves, gloves, mittens and headbands to complement its outerwear and sportswear lines.

Advertising, Marketing, and Promotion

The Company's creative and award-winning print and broadcast advertising campaigns have built brand awareness and have helped to highlight the strengths of Columbia's products among consumers. The humorous advertisements, which have received 46 awards in the past eight years, feature Chairman Gertrude Boyle as an overbearing taskmaster--`one tough mother'--who demands high quality standards for Columbia products. The advertisements, which often include witty dialogue between "Mother Boyle" and her son Tim, Columbia's President, remind consumers of the Company's long history of providing authentic outdoor apparel with exceptional value and help to create the image of a distinctly American brand.

The Company plans to improve the productivity of its existing customers by expanding its concept shops and installing brand enhancement systems. Concept shops, which promote a consistent brand image, are located within the stores of the Company's customers and are dedicated exclusively to selling Columbia merchandise on a year round basis. On a smaller-scale, brand enhancement systems which include signage and fixtures that prominently display consolidated groupings of Columbia merchandise offer similar benefits. As of December 31, 1998, the Company had installed 310 concept shops worldwide in addition to 2,350 in-store brand enhancement systems.

Inventory Management

From the time of purchasing through production, distribution and delivery, the Company manages its inventory to reduce risk. A new enterprise management information system has been implemented to improve business processes. Coupled with a state-of-the-art warehouse and inventory management system, this system is expected to further enhance the Company's ability to manage its inventory by providing detailed inventory status from the time of initial factory order through shipment to the retailer.

The Company encourages early purchases by its customers to promote inventory management. Discounts are available for customers who place early orders. In addition, the Company provides its customers with staggered delivery times through the spring and fall seasons, which also permits the Company and its customers to manage inventory effectively and thereby diminish the likelihood of closeout sales. By matching purchases of inventory to the receipt of customer orders, the Company believes it is able to reduce the risk of overcommitting to inventory purchases, thus avoiding significant inventory build-ups. Because customer orders can be canceled up to 45 days prior to shipment, however, this strategy does not eliminate inventory risk in the event of significant cancellations of customer orders.

Product Design

Experienced in-house merchandising and design teams, working closely with internal sales and production teams as well as with retailers and consumers, produce products that are designed for functionality and durability, instead of being based primarily on fashion. In fact, many new products are based on existing designs such as the Bugaboo Parka, a consistent best seller for more than a decade. By pursuing this strategy, the Company believes it can attract a wider, value-oriented consumer audience than its more technical or fashion-oriented competitors.

In addition, the Company's uses of special materials, such as Omni-Tech (waterproof, breathable) and Bergundtal Cloth (water resistant, wind protection) substantially enhance the value of the Company's products without adding significant cost.

Sourcing and Manufacturing

Columbia's apparel is produced worldwide by independent manufacturers selected, monitored and coordinated by regional Columbia employees to assure conformity to strict quality standards. The Company believes the use of these independent manufacturers, whether producing products from materials provided by the Company or obtained directly by the manufacturer, increases the Company's production capacity and flexibility and reduces its costs.

The Company maintains 12 sourcing and quality control offices in the Far East, each staffed by Columbia employees and managed by personnel native to the region. Personnel in these offices not only direct sourcing activities, but also perform other valuable functions including quality control and the monitoring and coordination of overseas shipments. Final pricing for all orders, however, is approved by personnel from the Company's U.S. headquarters. The Company believes Columbia personnel who are focused narrowly on the Company's interests are more responsive to the Company's needs than independent agents would be and are more likely to build long-term relationships with key vendors. The relationships enhance the Company's access to raw materials and factory capacity at more favorable prices.

For 1998 product sales, approximately 88% (by dollar volume) of the Company's products were produced outside the United States, principally in the Far East. Other than its facility for the production of fleece products and headware in Chaffee, Missouri, the Company does not operate any production facilities. The Company attempts to monitor its selection of independent factories to ensure that no one manufacturer or country is responsible for a disproportionate amount of the Company's merchandise.

The Company believes the use of independent manufacturers, in conjunction with the use of Columbia sourcing personnel rather than agents, increases its production flexibility and capacity and allows it to maintain control over critical aspects of the sourcing process, while at the same time substantially reducing capital expenditures and avoiding the costs of managing a large production work force. There are not formal arrangements between the Company and most of its contractors or suppliers; however, the Company believes its relationships with its contractors and suppliers are excellent and that its long-term, reliable and cooperative relationships with many of its vendors provide it a competitive advantage over other apparel distributors.

Having Columbia employees on-site provides the ability to monitor the factories in their compliance with Columbia Standards of Manufacturing Practices which require every factory to comply with a code of conduct relating to factory working conditions and the treatment of workers used in the production of Columbia brand products.

Columbia's quality control program is designed to ensure its products meet the highest quality standards. The Company monitors the quality of its fabrics and inspects prototypes of each product before production runs are commenced. In addition, the Company also performs quality control checks throughout the production process up to and including final shipment to the retailer. The Company believes its attention to the quality control program is an important and effective means of maintaining the quality and reputation of its products.

Production of apparel by independent manufacturers is accomplished through one of two principal arrangements. In the first, the supplier purchases the raw materials needed to produce the garment from sources approved by Columbia personnel, at prices and on terms negotiated by that independent supplier. Most of the Company's merchandise is manufactured under this arrangement. In the second, sometimes referred to as "cut, make, pack, and quota" and used principally for production in China, Columbia directly purchases the raw material, principally fabric, from suppliers, obtains or arranges for any necessary U.S. import quotas, and ships the materials in a "kit," together with patterns, samples, and most other necessary items, to the independent manufacturer that has been selected by Columbia to produce the finished garment. While this second arrangement advances the timing for inventory purchases and exposes the Company to certain additional risks before a garment is manufactured, the Company believes this arrangement further increases its manufacturing flexibility and frequently provides it with a cost advantage over other production methods.

Although the Company transacts business on an order-by-order basis without exclusive commitments or arrangements to purchase from any vendor, it believes that the good long term relationship with its vendors will assure adequate sources to produce a sufficient supply of goods in a timely manner and on satisfactory economic terms in the future.

By sourcing the bulk of its products outside the United States, the Company is subject to the usual risks of doing business abroad, such as foreign exchange rate fluctuations, governmental restrictions and political or labor disturbances. In particular, the Company must continually monitor import requirements and restrictions and transfer production as necessary to lessen the potential impact from increased tariffs or quota restrictions which may be periodically imposed.

The Company has from time to time experienced difficulty in satisfying its raw material and finished goods requirements, and any such future difficulties could adversely affect the Company. Slightly over half of the woven synthetic fabric which is used in the manufacture of many of Columbia's outerwear products is produced by three major factory groups, one of which accounts for approximately 30% of the total. Another company provides all of the zippers used in Columbia products. However, in both instances these factory groups have multiple factory locations, many of which are in different countries.

Sales and Distribution

The Company's products are sold to approximately 10,000 specialty and department store retailers in the United States, Canada, Asia, Europe, South America, Australia and New Zealand. The Company believes continued growth will result from its focus on enhancing the productivity of existing retailers, expanding distribution in international markets and developing merchandise categories. To improve the productivity of its existing customers, the Company plans to expand its concept shop and brand enhancement programs. These programs help create an environment that is consistent with the Company's image while enabling the retailer to display and stock a greater volume of the Company's products per square foot of retail space. By placing these concept shops and brand enhancement systems in select retail outlets, the Company not only promotes consumer brand awareness but also encourages longer term commitment by the retailer to the Company's products.

The Company maintains its strong U.S. brand position, particularly in outerwear, and intends to continue to capitalize on this image as it expands into high opportunity markets worldwide. Having already achieved a significant share of the North American outerwear market, Columbia's strategy for its existing and new North American customer base is to develop further sales of its sportswear and rugged footwear. In new markets such as Europe and Asia, Columbia's intent is to follow the same strategy by establishing relationships with retailers through its highly visible outerwear line and then introducing its sportswear and rugged footwear lines into these new markets.

The Company believes that over the longer term significant opportunities exist to increase sales of its products to department stores and footwear specialty shops. The Company expects to expand its sales to these retailers in part by attracting new customers and in part by expanding sales to existing retailers. In 1998, approximately 78% of the Company's U.S. net sales were to specialty store retailers and 22% were to department store retailers.

During the last three fiscal years, the Company had the following domestic and international net sales percentages of Columbia product.

                                            1998           1997           1996
                                           -----          -----          -----
Net sales to unrelated entities:
United States                               78.6%          81.2%          82.1%
Canada                                       9.1            8.8            9.1
Other international                         12.3           10.0            8.8
                                           -----          -----          -----
                                           100.0%         100.0%         100.0%
                                           =====          =====          =====

See Note 15 of Notes to the Consolidated Financial Statements for net sales, income before income tax and identifiable assets by geographic segment.

     North America

Approximately one-half of the worldwide retailers that offer Columbia brand products are located in the United States and Canada. The sales in these two countries amounted to 87.7% of the Company's total revenues for 1998. The Company uses 25 independent sales agencies which employ a total of approximately 80 sales representatives. These sales representatives work with retail accounts that vary in size from the single specialty store operation to the large chains made up of many stores in several locations. Of these, J.C. Penney is the Company's largest customer, representing just over 10 percent of the Company's net sales in 1998.

Columbia's own flagship store in Portland, Oregon is designed to create a distinctive "Columbia" environment, reinforcing the active and outdoor image of the Columbia brand. In addition, this store provides the Company with the ability to test new marketing and merchandising techniques. The Company also operates eight outlet stores in various locations in North America. These outlet stores are designed to sell excess inventory without adversely affecting the Company's retail accounts.

Columbia distributes most of its products to U.S. retailers from its newly expanded 649,000 square foot Rivergate Distribution Center located in Portland, Oregon. At this distribution facility, the Company's products are inspected, sorted, packed and shipped. A small portion of its products are distributed in the United States from a smaller facility adjacent to its Chaffee, Missouri manufacturing facility. Canadian distribution is handled by a 66,000 square foot warehouse in Strathroy, Ontario.

     Other International

Managed by a European sales and marketing office in Strasbourg, France, the Company sells its products to approximately 3,600 European retailers. With the exception of the United Kingdom, Switzerland and Greece, where the Company sells through independent distributors, sales in Europe are made directly to the retailer and distributed from an independent logistics company based in The Netherlands. Successful marketing and sales efforts, particularly in France, Spain, The Netherlands and Germany, have resulted in net direct sales of the Company's products in Europe, increasing from $10.7 million in 1996 to $27.2 million in 1998.

The Company has distributed its products in Japan since the mid-1970s and sells its merchandise to approximately 500 Japanese retailers. In the fall of 1998, the Company began distributing its products directly in Japan, which the Company believes will create the opportunity for acceleration of sales there. In 1997 the Company also began selling its products in South Korea. Sales and marketing efforts in Asia are directed by Company offices in Tokyo and Seoul. The Company believes that these countries represent significant growth opportunities in the future.

In several other countries throughout the world, Columbia sells its products to independent exclusive distributors. These distributors service retail customers in locations such as Australia, New Zealand, South America, Eastern Europe and Russia. New distributors also offer Columbia products in Mexico, Norway and Turkey.

Present plans call for the Company to work to improve these existing international distributors. Over the longer term, the Company believes international sales to some of its existing countries could be made directly and possible additional countries could be added to the worldwide distribution network.

Intellectual Property

The Company owns trademarks for many of its products, including "Columbia," "Columbia Sportswear Company," "Convert," "Bugaboo," "Bugabootoo," "Silent Rain" and "Interchange." The trademarks, many of which are registered or subject to pending applications in the United States and other nations, are used on a variety of items of apparel. The Company believes that its trademarks are of great value, providing the consumer with an assurance that the product being purchased is high quality apparel at a good value. The Company also places significant value on trade dress (the overall appearance and image of its products) which, as much as trademarks, distinguishes Columbia's products in the marketplace. Columbia is very protective of these proprietary rights and will pursue action as necessary to prevent counterfeit reproductions or infringing activity. In the past the Company has successfully resolved conflicts over proprietary rights through legal action and negotiated settlements. As the Company expands both in market share and geographic scope, trademark or trade dress disputes are anticipated to increase as well, making it more difficult to discover and prevent all possible infringements.

Management Information System

In order to achieve its overall growth strategy, the Company is replacing its current management information system with an enterprise system that integrates EDI and inventory management capabilities. This system, most aspects of which are already operational, coupled with a state-of-the-art warehouse inventory management system, is expected to be fully operational in the second quarter of 1999. The new system provides a stronger and more timely link between the Company and its customers, enhancing the Company's ability to monitor its performance against historical and budgetary benchmarks, to manage inventory and labor costs as well as to make more informed purchasing decisions. The Company believes this system, which is expected to serve the Company for at least the next five years, will also help to improve customer service and operating efficiency.

Backlog

The Company generally receives the bulk of the orders for each of the fall and spring seasons a minimum of three months prior to the date the products are shipped to customers. The orders are cancelable by the customer up to 45 days prior to the date of shipment. At December 31, 1998, the Company's backlog was $206.8 million, compared to $200.3 million at December 31, 1997. For a variety of reasons, including the timing of shipments, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period.

Seasonality

Columbia's business is impacted by the general seasonal trends that are characteristic of many companies in the outdoor apparel industry in which sales and profits are highest in the third calendar quarter. The Company's products are marketed on a seasonal basis, with a product mix weighted substantially toward the fall season. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The sale of the Company's products is subject to substantial cyclical fluctuation or impact from unseasonal weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on the Company's results of operations and financial condition.

Competition

The active outerwear, sportswear and rugged footwear segments of the apparel industry are highly competitive. The Company encounters substantial competition in the active outerwear and sportswear business from, among others, The North Face, Inc., Marmot Mountain Ltd., Woolrich Woolen Mills, Inc., The Timberland Company ("Timberland"), Patagonia Corporation and Helly-Hansen A/S. In addition, the Company competes with major sport companies, such as Nike, Inc., Adidas AG and Reebok International Ltd., and with fashion-oriented competitors, such as Polo Ralph Lauren Corporation, Nautica Enterprises, Inc. and Tommy Hilfiger Corporation. The Company's rugged footwear line competes with, among others, Timberland, Kaufman Footwear (a division of William H. Kaufman, Inc.), Nike ACG, Salomon S.A. and The Rockport Company. Many of these companies have global operations and compete with the Company in Europe and Asia. In Europe the Company also faces competition from such brands as Berghaus, Jack Wolfskin and Craft of Sweden. In Asia the competition is from brands such as Mont-Bell and Patagonia. Additional competition comes from the Company's own retail customers that manufacture and market clothing and footwear under their own labels. Some of the Company's competitors are substantially larger and have substantially greater financial, distribution, marketing and other resources than the Company. The Company believes the primary competitive factors in the market for activewear are functionality, durability, style, price and brand name, and that its product offerings are well positioned within the market.

Credit and Collection

The Company extends credit to its customers based on an assessment of a customer's financial circumstances, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, the Company offers customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase the Company's exposure to the risk of uncollectible receivables. The Company's single largest customer, J.C. Penney, accounted for slightly over ten percent of the Company's net sales for 1998. Some significant customers of the Company have experienced financial difficulties in the past, and future financial difficulties of customers could have a material adverse effect on the Company.

Government Regulation

Many of the Company's imports are subject to existing or potential governmental duties, tariffs or quotas that may limit the quantity of certain types of goods which may be imported into the United States and other countries. In addition, these duties often comprise a material portion of the cost of the merchandise. Although the Company is diligent in the monitoring of these trade restrictions, the United States or other countries could impose new or adjusted quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on the Company.

Employees

At December 31, 1998 the Company had 1,357 full-time employees. Of these employees, 889 were based in the United States, 73 in Canada, 49 in Europe and 346 in Asia.


ITEM 2. PROPERTIES

Following is a summary of principal properties owned or leased by the Company. The Company's leases expire at various dates through 2003.

U.S. Administrative Offices:          U.S. Distribution Facilitiy:
  Portland, Oregon                      Portland, Oregon
  (2 locations) - leased                (1 location) - owned

Canadian Operation:                   Manufacturing Facility:
  Strathroy, Ontario                    Chaffee, Missouri
  (1 location) - leased                 (1 location) - leased

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time involved in routine legal matters incidental to their business. In the opinion of the Company's management, the resolution of these matters will not have a material effect on its financial position or its results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4(a). - Executive Officers and Key Employees of the Company

The following table sets forth the executive officers and certain key employees of the Company.

NAME                       AGE     POSITION
-------------------------------------------
Gertrude Boyle             75      Chairman of the Board (1)

Timothy P. Boyle           49      President, Chief Executive Officer,
                                   Treasurer, Secretary and Director (1)

Don Richard Santorufo      52      Executive Vice President and
                                   Chief Operating Officer (1)

Patrick D. Anderson        41      Chief Financial Officer (1)

Carl K. Davis              50      Vice President and General Counsel (1)

Terry J. Brown             56      Executive Planner (1)

Robert G. Masin            50      General Merchandise Manager (1)

Grant D. Prentice          44      General Manager--Outerwear Merchandising

Michael R. Egeck           40      General Manager--Sportswear Merchandising

Rodney R. Gumringer        37      General Manager--Footwear Merchandising

(1) These positions are considered Executive Officers of the Company.


GERTRUDE BOYLE has served as Chairman of the Board of Directors since 1970. The Company was founded by her parents in 1938 and managed by her husband, Neal Boyle, from 1964 until his death in 1970. Ms. Boyle also served as the Company's President from 1970 to 1988.

TIMOTHY P. BOYLE joined the Company in 1971 as General Manager and has served as President and Chief Executive Officer since 1988. He has been a member of the Board of Directors since 1978. Mr. Boyle is also a member of the board of directors of Triad Machinery, a heavy equipment retailer. Mr. Boyle is Gertrude Boyle's son.

DON RICHARD SANTORUFO joined the Company in 1979 as Purchasing and Production Manager, and in 1984 he was promoted to Vice President, Manufacturing and oversaw the development of the Company's Asian manufacturing operations. He has served as Executive Vice President and Chief Operating Officer of the Company since January 1995. From 1975 to 1977 Mr. Santorufo was Production and Purchasing Manager for Alpine Designs, a skiwear manufacturer, and from 1977 to 1979 he was Production Manager for Jen-Cel-Lite Corporation, a sleeping bag and insulation manufacturer.

PATRICK D. ANDERSON joined the Company in June 1992 as Manager of Financial Reporting, became Corporate Controller in August 1993 and was appointed Chief Financial Officer of the Company in December 1996. From 1985 to 1992, Mr. Anderson was an accountant with Deloitte & Touche LLP.

CARL K. DAVIS joined the Company in October 1997 as Vice President and General Counsel. He was employed by Nike from 1981 to October 1997 where he served in a variety of capacities, most recently as Director of International Trade.

TERRY J. BROWN joined the Company in January 1983 as Planner and served as Executive Planner since November 1995. Prior to joining the Company, Mr. Brown was Vice President and Chief Financial Officer of Agoil, Inc., an oil and gas exploration and development company, from 1978 to 1981, and Planner for Jantzen Incorporated, an apparel company, from 1968 to 1978.

ROBERT G. MASIN joined the Company in May 1989 as National Sales Manager and became General Merchandise Manager in July 1998. From 1976 to 1989 he worked for W.L. Gore and Associates, a polymer technology and manufacturing and service company. From 1982 to 1989 he was National Sales Manager of Gore's Fabric Division.

GRANT D. PRENTICE joined the Company in May 1984 as General Manager of Outerwear Merchandising. From 1977 to 1984, Mr. Prentice worked as a sales representative for Gerry Outdoor Products, a skiwear company based in Colorado.

MICHAEL R. EGECK has been General Manager--Sportswear Merchandising for the Company since August 1992. From 1983 to 1992, Mr. Egeck was with Seattle Pacific Industries, a sportswear apparel company, where his most recent position was Director of Merchandising, Design and Sales Operations.

RODNEY R. GUMRINGER joined the Company in December 1993 as General Manager--Footwear. From 1988 to 1993, Mr. Gumringer was Product Development Manager for the casual shoe division of Nike.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

The Company's Common Stock is listed on the Nasdaq National Market and trades under the symbol "COLM." At February 28, 1999, there were approximately 195 holders of record.

Following are the high and low closing prices for the Company's Common Stock for the fiscal year ended December 31, 1998:

                                                 HIGH                    LOW

 First Quarter (from March 26, 1998)           $21.94                 $21.13
 Second Quarter                                $24.75                 $18.63
 Third Quarter                                 $20.88                 $ 9.88
 Fourth Quarter                                $22.25                 $14.38

The Company anticipates that all of its earnings in the foreseeable future will be retained for the development and expansion of its business and, therefore, has no current plans to pay cash dividends. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition, restrictions imposed by the Company's credit agreement, availability of dividends, receipt of funds in connection with repayment of loans to subsidiaries or advances from operating subsidiaries and other factors considered relevant by the Board of Directors of the Company. For certain restrictions on the Company's ability to pay dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1998 have been derived from the audited financial statements of the Company. The financial data should be read in conjunction with Consolidated Financial Statements and related Notes thereto that appear elsewhere in this Annual Report and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

                                                                                     Year ended December 31,
                                                             --------------------------------------------------------------------
                                                                 1998           1997           1996           1995           1994
                                                             --------       --------       --------       --------       --------
                                                                      (in thousands, except per share amounts)
Statement of Operations Data:
Net sales                                                    $427,278       $353,452       $298,988       $303,797       $256,426
Cost of sales                                                 240,457        198,946        176,859        182,971        148,940
                                                             --------       --------       --------       --------       --------
Gross profit                                                  186,821        154,506        122,129        120,826        107,486
Selling, general and administrative expense                   131,023        110,204         95,431         84,583         64,049
                                                             --------       --------       --------       --------       --------
Income from operations                                         55,798         44,302         26,698         36,243         43,437
Interest expense, net                                           4,075          3,593          4,220          5,767          3,220
Provision for income taxes                                     18,979          1,413          1,468          1,750          1,893
                                                             --------       --------       --------       --------       --------
Net income                                                   $ 32,744       $ 39,296       $ 21,010       $ 28,726       $ 38,324
                                                             ========       ========       ========       ========       ========

Earnings per share:
  Basic                                                      $   1.38       $   2.09       $   1.24       $   1.69       $   2.26
  Diluted                                                    $   1.36       $   2.06       $   1.24       $   1.69       $   2.26
Weighted average shares outstanding
  Basic                                                        23,731         18,792         16,997         16,986         16,973
  Diluted                                                      24,058         19,103         16,997         16,986         16,973


                                                                                     Year ended December 31,
                                                             --------------------------------------------------------------------
                                                                 1998           1997           1996           1995           1994
                                                             --------       --------       --------       --------       --------
Balance Sheet Data:
Working capital                                              $109,505       $ 69,706       $ 59,797       $ 47,726       $ 48,971
Inventories                                                    74,059         48,300         34,638         48,404         43,442
Total assets                                                  269,478        174,477        135,967        162,301        133,349
Long-term debt                                                 27,275          2,831          2,963            ---          1,250
Shareholders' equity                                          149,414        110,535         91,936         70,458         61,992

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to years relate to the fiscal year ended December 31 of such year.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in the Company's consolidated statements of operations:

                                                     1998            1997            1996
                                                    -----           -----           -----
Net sales                                           100.0%          100.0%          100.0%
Cost of sales                                        56.3            56.3            59.2
                                                    -----           -----           -----
Gross profit                                         43.7            43.7            40.8
Selling, general and administrative
expense                                              30.7            31.2            31.9
                                                    -----           -----           -----
Income from operations                               13.0            12.5             8.9
Interest expense, net                                 0.9             1.0             1.4
Income before income tax                             12.1            11.5             7.5
Provision for income taxes                            4.4             0.4             0.5
                                                    -----           -----           -----
Net income                                            7.7%           11.1%            7.0%
                                                    =====           =====           =====


Year Ended December 31,1998 Compared to Year Ended December 31,1997

Net sales: Net sales increased 20.9% to $427.3 million in 1998 from $353.5 million in 1997. Domestic sales increased 17.1% to $335.9 million in 1998 from $287 million in 1997. The domestic sales increase was due to strong wholesale sales volume growth for spring sportswear and fall outerwear and footwear. Net international sales, excluding Canada, increased 48.5% to $52.6 million in 1998 from $35.4 million in 1997. This increase was due primarily to a $11.2 million or 69.8% increase in European direct sales. Canadian sales increased 24.6% to $38.8 million in 1998 from $31.1 million in 1997. This increase was due to sales volume growth of fall outerwear to existing customers and increased sales volume of rugged footwear through both existing and new customers.

Gross Profit: Gross profit as a percentage of net sales was 43.7% for both 1998 and 1997. For 1998, there was downward pressure on gross margins due to the growth in footwear and sportswear as a percentage of total sales. Footwear and sportswear generally have lower gross margins than outerwear products. This downward pressure was offset by an increase in relatively higher margin international sales which increased to 12.3% of total sales in 1998 versus 10% in 1997. The stability in the gross margin was also attributable to the continued emphasis on inventory management which corresponds to fewer markdowns and closeouts as well as manufacturing efficiencies.

Selling, General and Administrative Expense: Selling, general, and administrative expense increased 18.9% to $131.0 million in 1998 from $110.2 million for the comparable period in 1997, primarily as a result of an increase in selling and operating expenses to support both the higher level of sales and continued investment in operational infrastructure. As a percentage of sales, selling, general, and administrative expenses decreased to 30.7% in 1998 from 31.2% for the comparable period in 1997. The improved selling, general and administration expenses as a percentage of sales is due primarily to expense leverage achieved in the European and Canadian operations where the brand continued to show strong growth. The Company believes that in the short term selling, general, and administrative expense as a percentage of sales will increase as major capital expenditures including the new distribution center and enterprise information system, which are now capitalized, increase depreciation expense. The Company believes that in the longer term it will be able to leverage selling, general, and administrative expense as a percentage of sales as its international operations become more established and its sportswear and footwear sales continue to expand.

Interest Expense: Interest expense increased by 13.4% in 1998 from the comparable period in 1997. The increase was attributable to additional borrowing requirements for working capital needed to fund the growth in sales activity for year ended December 31, 1998.

Provision For Income Taxes: Prior to the initial public offering, the Company operated as an "S" corporation and, as a result was not subject to federal or most state income taxes. In connection with the initial public offering, the Company terminated its "S" corporation status. As a result, the Company is now subject to federal and state income taxes. The Company recognized a non-recurring, non-cash benefit of approximately $2 million to earnings in the first quarter of 1998 to record deferred income taxes for the tax effect of cumulative temporary differences between financial and tax reporting. See Notes 1 and 9 to the consolidated financial statements.

Year Ended December 31,1997 Compared to Year Ended December 31,1996

Net sales: Net sales increased 18.2% to $353.5 million in 1997 from $299.0 million in 1996. Domestic sales increased 16.8% to $287 million in 1997 from $245.5 million in 1996. The domestic sales increase was due to strong growth in volume for outerwear and sportswear categories, including the youth and fleece products. Rugged footwear increased 87.1% or $10.0 million in 1997. The growth in the sportswear and outerwear categories was primarily due to larger existing customers who had experienced strong sell through on the 1996 product, while the increase in rugged footwear was attributable to several new customers in addition to the existing customer base. International sales, excluding Canada, increased 34.9% to $35.4 million in 1997 from $26.3 million in 1996. The increase was due primarily to a $5.3 million or 49.6% increase in European direct sales. The increase is also attributable to volume growth in the international markets where the Company's brand is gaining recognition.
Canadian sales grew 14.7% to $31.1 million in 1997 from $27.2 million in 1996.

Gross Profit: Gross profit as a percentage of net sales was 43.7% in 1997 compared to 40.9% in 1996. The increase in gross margin was due to improved inventory management resulting in fewer mark downs and close-outs as well as efficiencies in the manufacturing process and continued strength of the brand in the market.

Selling, General and Administrative Expense: Selling, general, and administrative expense increased 15.5% to $110.2 million in 1997 from $95.4 million in 1996. As a percentage of sales, selling, general, and administrative expense decreased from 31.9% to 31.2%. Net of the $7.5 million nonrecurring portion of the compensation expense recognized in 1996 for the conversion of participation shares described in Note 12 to the consolidated financial statements, selling, general and administrative expense actually increased $22.3 million, or 25.3%. This increase was primarily attributable to the Company's investment in personnel and operational infrastructure to support the product line expansion, additional advertising and promotional expenditures to support the brand and international expansion into Europe, South Korea and Japan. Because these markets are in the start-up phase, personnel expenses and advertising and promotional expenditures are disproportionately high as the Company establishes the Columbia brand.

Interest Expense: Interest expense decreased 14.9% in 1997 from 1996. The decrease was attributable to lower borrowing requirements for working capital in 1997.

Liquidity and Capital Resources

The Company financed its operations in the year ended December 31, 1998 primarily through net borrowings on notes payable and net proceeds from the Company's initial public offering after distributions to shareholders. At December 31, 1998, the Company had total cash equivalents of $6.8 million compared to $4.0 million at December 31, 1997. Cash provided by operating activities was $0.4 million for year ended December 31, 1998 as compared to $18.9 million in 1997. This increase in cash used was the result of increased accounts receivable and inventories to support increased sales volumes.

The Company's primary capital requirements are for working capital, investing activities associated with expansion of its distribution center, systems development and general corporate needs. Net cash used in investing activities was $40.2 million for the year ended December 31, 1998 and $14.0 million for the comparable period in 1997.

Cash provided by financing activities was $42.6 million for the year ended December 31, 1998 compared to cash used of $3.6 million in 1997. The increase in net cash provided from financing activities was primarily due to proceeds from the issuance of senior promissory notes, the Company's initial public offering, net of distributions to shareholders, and additional short term borrowings.

To fund its working capital requirements, the Company has available unsecured revolving lines of credit with aggregate seasonal limits ranging from $75 million to $115 million. As of December 31, 1998, $16.4 million was outstanding under these lines of credit bearing interest at a rate of 5.75% per annum. Additionally, the Company maintains credit agreements in order to provide the Company unsecured lines of credit with a combined limit of $115 million available as an import line of credit for issuing documentary letters of credit.

In connection with current capital projects, the Company entered into a note purchase agreement. Pursuant to the note purchase agreement, the Company issued senior promissory notes in the aggregate principal amount of $25 million, bearing an interest rate of 6.68% and maturing August 11, 2008. Proceeds from the notes are being used to finance the expansion of the Company's distribution center in Portland, Oregon. Up to an additional $15 million in senior promissory notes may be issued under the note purchase agreement.

Proceeds from the IPO, net of underwriting discounts, commissions and expenses totaled $106.9 million, of which an amount equal to the greater of $95 million or the amount of the Company's Subchapter "S" accumulated adjustments account as of the Termination Date was declared as a dividend to shareholders of record on March 23, 1998. As of December 31, 1998, $102.3 million had been distributed to such shareholders, representing the final balance of the accumulated adjustments account. The Company believes that its liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and short term borrowing arrangements.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks from fluctuations of foreign currency exchange rates and interest rates due to its international sales, production and funding requirements. It is the Company's policy to utilize financial instruments to reduce market risk where internal netting and other strategies cannot be effectively employed. Foreign currency and interest rate transactions are used only to the extent considered necessary to meet the Company's objectives and the Company does not enter into foreign currency or interest rate transactions for speculative purposes.

The Company's foreign currency risk management objective is to protect cash flows resulting from sales, purchases and other costs from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward exchange contracts and purchased options to hedge certain firm commitments and the related receivables and payables, including third party or intercompany transactions. Purchased currency options are used to hedge certain anticipated but not yet firmly committed transactions expected to be recognized within one year. Cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European currencies, Japanese yen and Canadian dollar. The market risk related to these contracts was not material to the Company's consolidated financial statements at December 31, 1998.

Year 2000 Compliance

The Company has made extensive efforts over the past several years to upgrade or replace all enterprise level software and hardware platforms. A part of the selection criteria for new software and hardware systems were global software support and Year 2000 compliance. The Company is replacing its current management information system with an enterprise system that integrates Electronic Data Interchange (EDI) and inventory management capabilities. This system, most aspects of which are already operational, coupled with a state-of-the-art warehouse inventory management system, will be fully operational in the second quarter of 1999 and will address the Year 2000 issue on all core Company business systems. These include, but are not limited to, financial, manufacturing and inventory management, distribution, and sales order processing applications. The Company has other ancillary systems such as sales reporting, product development, retail, merchandising and design that are scheduled to be modified as required to address Year 2000 issues in a timely fashion. Desktop productivity systems, networking and communications are also integral to the Company's operations and have been surveyed for Year 2000 compliance. Non-compliant components and software have been identified and are scheduled for replacement or upgrade where necessary by mid-1999. Non-Information Technology systems such as Company-owned manufacturing equipment, office equipment and local office telephone systems are being assessed for related Year 2000 risks. The Company conducts business with several customers via EDI and will implement and test Year 2000 compliant standards and software to help ensure uninterrupted service. The majority of the Company's product sourcing is performed through independent manufacturers primarily in Southeast Asia. Although analyses are underway, an initial review of these facilities indicates that most operations and business processes are manual in nature and, consequently, the Company does not expect the Year 2000 issue will impact its ability to effectively source its products.

The Company's enterprise management information systems were implemented primarily to improve its business processes rather than solely to address Year 2000 compliance issues. The costs associated with bringing the Company's ancillary, desktop productivity, networking, communication and non-Information Technology systems into Year 2000 compliance have been assessed and estimated that expenditures for the project will be approximately $900,000 for the year ended December 31, 1999, with costs being paid out of working capital. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with implementation and testing, and may require further revision.

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

Euro Currency Conversion

European Union ("EU") finance members have approved 11 of the 15 EU member states for participation in economic and monetary union. On January 1, 1999, the Euro was adopted as the national currency of the participating countries - Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Portugal and Spain. Initially, the Euro will be used for non-cash transactions. Currencies of the participating member states ("legacy currencies") will remain legal tender until January 1, 2002. On this date, Euro-denominated bills and coins will be issued for use in cash transactions.

The introduction of the Euro is a significant event with potential implications for the Company's existing operations within countries participating in the European Monetary Union. As such, the Company has committed resources to conduct risk assessments and to take corrective actions, where required, to ensure that it is prepared for the introduction of the Euro. The Company is undertaking a review of the Euro implementation both in participating and non-participating European Union countries where it has operations. Progress regarding Euro implementation is reported periodically to management.

The Company has not experienced any significant operational disruptions to date and do not currently expect the continued implementation of the Euro to cause any significant operational disruptions. In addition, the Company has not incurred and does not expect to incur any significant costs from the continued implementation of the Euro, including any currency risk, which could materially affect the Company's liquidity or capital resources.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is evaluating the effect of this statement on its financial position and results of operations.

Forward Looking Statements

Information in this Annual Report regarding future performance or conditions, including but not limited to potential growth in domestic and international markets, growth in merchandise categories, increased sales to department stores and footwear specialty shops, implementation and performance of new management information systems, access to raw materials and factory capacity, Year 2000 compliance and readiness, Euro currency conversion, financing and working capital requirements and resources, and expected expenses as a percentage of net sales constitute forward-looking statements that are subject to risks and uncertainties. Many factors could have an adverse impact on the Company and cause actual results to differ materially from information included in such forward-looking statements. Factors that could cause actual results to differ from those projected in forward-looking statements include, but are not limited to, competitive factors (including increased competition, new product offerings by competitors and price pressure); seasonality, fluctuations in operating results and economic cyclicality; effects of weather on consumer purchases; changes in consumer preferences; the Company's ability to implement its growth strategy, including the effectiveness of sales and marketing efforts and the management of growth; dependence on and performance by key personnel, independent manufacturers and key suppliers; advance purchases of products and associated inventory risks; the financial condition and prospects of the Company's customers, risks associated with international operations, such as currency exchange rate fluctuations or political unrest; dependence on and the ability to establish and protect proprietary rights; government regulations, including tariffs and import restrictions; disruptions in the supply of labor or raw materials or increases in labor and material costs; computer disruptions or unexpected expenses required to make modifications to computer systems, including but not limited to Year 2000 compliance; the ability to obtain financing on favorable terms; and general economic conditions. Any forward-looking statements should be considered in light of these and other factors.

ITEM 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in Management's Discussion and Anaylsis of Financial Condition and Results of Operations and is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Management of Columbia Sportswear Company is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with the generally accepted accounting principles we considered appropriate in the circumstances and include some amounts based on our best estimates and judgements. Other financial information in this report is consistent with these financial statements.

The Company's accounting systems include controls designed to reasonably assure that assets are safeguarded from unauthorized use or disposition and which provide for the preparation of financial statements in conformity with generally accepted accounting principles. These systems are supplemented by the selection and training of qualified financial personnel and an organizational structure providing for appropriate segregation of duties.

The Audit Committee is responsible for recommending to the Board of Directors the appointment of the independent accountants and reviews with the independent accountants and management the scope and the results of the annual examination, the effectiveness of the accounting control system and other matters relating to the financial affairs of the Company as they deem appropriate.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders of Columbia Sportswear Company:

We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Columbia Sportswear Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


Portland, Oregon
February 8, 1999

                           COLUMBIA SPORTSWEAR COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                               December 31,
                                                                    ----------------------------------
                                                                               1998               1997
                                                                    ---------------    ---------------
                                     ASSETS

Current Assets:
  Cash and cash equivalents                                         $         6,777    $         4,001
  Accounts receivable, net of allowance of $3,395 and
    $2,461, respectively                                                    105,967             76,086
  Inventories (Note 3)                                                       74,059             48,300
  Deferred tax asset (Note 9)                                                 8,895                  -
  Prepaid expenses and other current assets                                   2,485              2,430
                                                                    ---------------    ---------------
    Total current assets                                                    198,183            130,817

Property, plant, and equipment, net (Note 4)                                 68,692             35,277
Intangibles and other assets                                                  2,603              8,383
                                                                    ---------------    ---------------
    Total assets                                                    $       269,478    $       174,477
                                                                    ===============    ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable (Note 5)                                            $        34,727    $        20,427
  Accounts payable                                                           37,514             21,765
  Accrued liabilities (Note 6)                                               15,469             13,128
  Income taxes payable (Note 9)                                                 767               (229)
  Current portion of long-term debt                                             201                154
  Distribution payable                                                            -              5,866
                                                                    ---------------    ---------------
    Total current liabilities                                                88,678             61,111

Long-term debt (Note 7)                                                      27,275              2,831
Deferred tax liability (Note 9)                                               4,111                  -
                                                                    ---------------    ---------------
    Total liabilities                                                       120,064             63,942

Commitments and contingencies (Note 13)                                           -                  -

Shareholders' Equity:
  Preferred stock; 10,000 shares authorized; none
    issued and outstanding                                                        -                  -
  Common stock; 50,000 shares authorized; 25,267 and
    18,792 issued and outstanding                                           124,990             17,886
  Retained earnings                                                          32,282            101,805
  Accumulated other comprehensive income                                     (3,478)            (3,806)
  Unearned portion of restricted stock issued for future
     Services                                                                (4,380)            (5,350)
                                                                    ---------------    ---------------
    Total shareholders' equity                                              149,414            110,535
                                                                    ---------------    ---------------
    Total liabilities and shareholders' equity                      $       269,478    $       174,477
                                                                    ===============    ===============

See accompanying notes to consolidated financial statements.

                           COLUMBIA SPORTSWEAR COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                               Year Ended December 31,
                                                                  -----------------------------------------------
                                                                           1998             1997             1996
                                                                  -------------    -------------    -------------
Net sales                                                         $     427,278    $     353,452    $     298,988
Cost of sales                                                           240,457          198,946          176,859
                                                                  -------------    -------------    -------------

Gross profit                                                            186,821          154,506          122,129
Selling, general, and administrative                                    131,023          110,204           95,431
                                                                  -------------    -------------    -------------

Income from operations                                                   55,798           44,302           26,698
Interest expense, net                                                     4,075            3,593            4,220
                                                                  -------------    -------------    -------------

Income before income tax                                                 51,723           40,709           22,478
Income tax expense (Note 9)                                              18,979            1,413            1,468
                                                                  -------------    -------------    -------------

Net income                                                        $      32,744    $      39,296    $      21,010
                                                                  =============    =============    =============

Net income per share (Note 16):
  Basic                                                           $        1.38    $        2.09    $        1.24
  Diluted                                                         $        1.36    $        2.06    $        1.24

Weighted average shares outstanding:
  Basic                                                                  23,731           18,792           16,997
  Diluted                                                                24,058           19,103           16,997

Pro forma net income data (unaudited):
  Income before income taxes, as reported                                          $      40,709    $      22,478
    Pro forma provision for income taxes (Note 1)                                         16,284            8,991
                                                                                   -------------    -------------

    Pro forma net income                                                           $      24,425    $      13,487
                                                                                   =============    =============

    Proforma net income per share (Note 1):
      Basic                                                                        $        1.30    $        0.79
      Diluted                                                                      $        1.28    $        0.79

See accompanying notes to consolidated financial statements.

                           COLUMBIA SPORTSWEAR COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Year Ended December 31,
                                                                                   ---------------------------------------
                                                                                          1998          1997          1996
                                                                                   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                       $    32,744   $    39,296   $    21,010
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                      7,641         7,518         6,419
      Non-cash compensation                                                                970           970         5,655
      Loss on disposal of property, plant, and equipment                                   102             4           155
      Deferred income tax provision                                                     (4,784)            -             -
      Tax adjustment related to options                                                   (112)            -             -
      Changes in operating assets and liabilities:
        Accounts receivable                                                            (27,426)      (17,674)       26,340
        Inventories                                                                    (24,373)      (14,745)       13,749
        Prepaid expenses and other current assets                                         (272)         (963)         (709)
        Intangibles and other assets                                                      (152)       (2,577)       (5,585)
        Accounts payable                                                                12,884         5,199        (3,605)
        Accrued liabilities                                                              2,221         1,875         3,385
        Income taxes payable                                                               982             -             -
                                                                                   -----------   -----------   -----------
          Net cash provided by operating activities                                        425        18,903        66,814
                                                                                   -----------   -----------   -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                                          (40,408)      (14,816)      (10,103)
  Proceeds from sale of property, plant, and equipment                                     161            49            33
  Purchase of short-term certificates of deposit                                             -             -          (855)
  Maturity of short-term investments                                                         -           813             -
                                                                                   -----------   -----------   -----------
          Net cash used in investing activities                                        (40,247)      (13,954)      (10,925)
                                                                                   -----------   -----------   -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowing (repayment) on notes payable                                            13,289         9,284       (39,876)
  Issuance (repayment) on long-term debt                                                24,490         (137)        (1,250)
  Proceeds from options exercised                                                          366             -             -
  Proceeds from initial public offering                                                106,850             -             -
  Capital contributions from shareholders                                                    -             -            30
  Distributions paid to shareholders                                                  (102,395)      (12,791)      (12,562)
                                                                                   -----------   -----------   -----------
          Net cash provided by (used in) financing activities                           42,600        (3,644)      (53,658)
                                                                                   -----------   -----------   -----------
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (2)         (587)         (236)
                                                                                   -----------   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                2,776           718         1,995
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                             4,001         3,283         1,288
                                                                                   -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                             $     6,777   $     4,001   $     3,283
                                                                                   ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest, net of capitalized interest              $    3,874    $     4,055   $     4,419
  Income taxes                                                                         17,983          1,510         2,765
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Property, plant, and equipment acquired through assumption of debt               $        -    $         -   $     3,123
  Note receivable from sale of fixed assets                                                 -            152             -
  Application of deposit in land purchase                                                 331              -             -
  Repayment of related party note receivable                                            5,813              -             -


See accompanying notes to consolidated financial statements.

                           COLUMBIA SPORTSWEAR COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                             Unearned
                                                                                              Portion
                                                                                                   of
                                                                                           Restricted
                                                                                                Stock
                                           Common Stock                       Accumulated      Issued
                                      ----------------------                        Other         For
                                           Shares                Retained   Comprehensive      Future   Comprehensive
                                      Outstanding     Amount     Earnings          Income    Services          Income        Total
                                      -----------   --------   ----------   -------------   ---------   -------------   ----------
BALANCE, JANUARY 1,1996                    16,992   $  2,163   $   68,567   $        (272)  $       -                   $   70,458

Comprehensive income
  Net income                                                       21,010                               $      21,010       21,010
                                                                                                        -------------
  Other comprehensive income, net of
   tax
     Foreign currency translation
     adjustment                                                                      (392)                       (392)        (392)
                                                                                                        -------------
Comprehensive income                                                                                    $      20,618
                                                                                                        =============

Capital contribution                            -         30            -               -           -                           30
Issuance of common stock                    1,800     15,693            -               -      (6,320)                       9,373
Distribution to shareholders                    -          -       (8,543)              -           -                       (8,543)
                                      --------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996                 18,792     17,886       81,034            (664)     (6,320)                      91,936

Comprehensive income
  Net income                                                       39,296                               $      39,296       39,296
                                                                                                        -------------
  Other comprehensive income, net of
   tax
     Foreign currency translation
     adjustment                                                                    (3,142)                     (3,142)      (3,142)
                                                                                                        -------------
Comprehensive income                                                                                    $      36,154
                                                                                                        =============

Distribution to shareholders                    -          -      (18,525)              -           -                      (18,525)
Amortization of unearned
compensation                                    -          -            -               -         970                          970
                                      --------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                 18,792     17,886      101,805          (3,806)     (5,350)                     110,535

Comprehensive income
  Net income                                                       32,744                               $      32,744       32,744
                                                                                                        -------------
  Other comprehensive income, net of
   tax
     Foreign currency translation
     adjustment                                                                       328                         328          328
                                                                                                        -------------
Comprehensive income                                                                                    $      33,072
                                                                                                        =============

Initial public offering, net of
expenses                                    6,440    106,850                                                               106,850
Exercise of employee stock options             35        366                                                                   366
Tax benefit from exercise of stock
options                                                 (112)                                                                 (112)
Distribution to shareholders                                     (102,267)                                                (102,267)
Amortization of unearned
compensation                                                                                      970                          970
                                      --------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                 25,267   $124,990   $   32,282   $      (3,478)  $  (4,380)                  $  149,414
                                      ============================================================================================


See accompanying notes to consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION

Nature of the business:

Columbia Sportswear Company (the "Company") is a global leader in the design, manufacture, marketing and distribution of active outdoor apparel, including outerwear, sportswear, footwear, and related accessories.

Pro forma adjustments:

With completion of the initial public offering of Common Stock in the first quarter of 1998, the Company is subject to federal and state income taxes from the Termination Date. The pro forma consolidated statements of operations data for each of the two years in the period ended December 31, 1997 reflect adjustments for income taxes based upon income before provision for income taxes as if the Company had been subject to additional federal and state income taxes based upon a pro forma effective tax rate of 40%.

Pro forma net income per share:

Pro forma net income per share is based on the weighted average number of shares of Common Stock outstanding and dilutive common equivalent shares from stock options (using the treasury stock method). In addition, the average shares outstanding reflect the conversion of voting and nonvoting shares into shares of voting Common Stock and the subsequent conversion of each share of voting Common Stock into 0.59 shares of Common Stock pursuant to a reverse stock split which occurred at consummation of the offering of Common Stock by the Company.

Common equivalent shares issued during 1997 have been included in the calculation of diluted net income per share using the treasury stock method as if they were outstanding in 1997 with a price equivalent to $18 per share.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The consolidated financial statements include the accounts of Columbia Sportswear Co. ("CSC") and all wholly-owned subsidiaries, including GTS Inc. ("GTS"), Columbia Sportswear Canada Ltd. ("CSCL"), Columbia Sportswear Holdings, Ltd. ("CSHL"), Columbia Sportswear Japan Ltd. ("CSC Japan"), Columbia Sportswear Germany GmbH ("CSC Germany"), Columbia Sportswear France SNC. ("CSC France"), and Columbia Sportswear Korea ("CSC Korea") (collectively, the "Company").

Basis of consolidation:

All significant intercompany balances and transactions have been eliminated. Pursuant to a plan of share exchange on December 18, 1997, CSC acquired all of the outstanding stock of GTS. As a result of this acquisition, CSCL and CSHL became wholly owned subsidiaries of CSC. The plan of share exchange has been accounted for in a manner similar to a pooling-of-interest and, accordingly, the combined financial statements contained herein are presented as if GTS had always been a wholly owned subsidiary of CSC.

                           COLUMBIA SPORTSWEAR COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and cash equivalents:

Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at date of acquisition.

Accounts receivable:

Accounts receivable have been reduced by an allowance for doubtful accounts, which was $3,395,000, $2,461,000 and $2,440,000 in 1998, 1997 and 1996,
respectively. The net charges to this reserve were $2,643,000, $2,636,000 and $2,338,000 in 1998, 1997 and 1996, respectively.

Inventory valuation:

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property, plant, and equipment:

Property, plant, and equipment are stated at cost. Depreciation of equipment and amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years. Buildings are depreciated using the straight-line method over 30 years. Long-lived assets held and used by the Company are reviewed for impairment when events and circumstances indicate costs may not be recoverable.

Intangibles and other assets:

Goodwill is being amortized on a straight-line basis over eight years.

Income taxes:

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes," deferred income taxes are provided to recognize the effect of temporary differences between tax and financial statement reporting. Prior to its initial public offering, the Company elected to be treated as an "S" corporation under provisions of the Internal Revenue Code of 1986. Accordingly, payment of federal and most state taxes on income was the responsibility of the shareholders rather than the Company. In the states of California and New York, the Company elected C corporation status and was subject to those states income taxes. CSCL is subject to federal and provincial income taxes in Canada.

Just prior to the initial public offering, the Company terminated its "S" corporation status. The Company retained the tax basis of the assets and liabilities of the "S" corporation as of the termination date and has recorded deferred income taxes of approximately $2,000,000 for the income tax effect of cumulative temporary differences in accordance with SFAS 109.

                           COLUMBIA SPORTSWEAR COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In connection with the offerings and the termination of the Company's "S" corporation status, the Company entered into a tax indemnification agreement with each of its shareholders, including Gertrude Boyle, Timothy P. Boyle, Sarah Bany, Don Santorufo and certain trusts. The agreements provide that the Company will indemnify and hold harmless each of these shareholders for federal, state, local or foreign income tax liabilities and costs relating thereto, resulting from any adjustment to the Company's income that is the result of an increase or change in character of the Company's income during the period it was treated as an "S" corporation. The agreements also provide that if there is a determination that the Company was not an "S" corporation prior to the Offerings, the shareholders will pay to the Company certain refunds actually received by them as a result of the determination.

Foreign currency translation:

The assets and liabilities of the Company's foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the net sales and expenses have been translated into U.S. dollars using the average exchange rates in effect during the period. Adjustments resulting from translation adjustments are included as a separate component of shareholders' equity.

Other comprehensive income:

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", and has presented all periods on a comparative basis. Other comprehensive income consists of the current increase or decrease in foreign currency translation adjustments.

Fair value of financial instruments:

Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable and accounts payable) also approximate fair value.

Advertising costs:

Advertising costs are expensed as incurred. Advertising expense was $18,666,000, $16,649,000 and $12,006,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

Product warranty:

Substantially all of the Company's products carry lifetime warranty provisions for defects in quality and workmanship. The Company's estimated liability for future warranty claims related to past sales at December 31, 1998, 1997 and 1996 is approximately $3,700,000, $3,400,000 and $2,699,000, respectively, and is recorded in accrued expenses. Warranty expense was approximately $2,852,000, $2,848,000 and $2,800,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Recent accounting pronouncements:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 and establishes accounting

                           COLUMBIA SPORTSWEAR COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is evaluating the effect of this statement on its financial position and results of operations.


NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

                                           December 31,
                                    -------------------------
                                         1998            1997
                                    ---------       ---------
Raw Materials                       $   4,071       $   4,565
Work In process                         5,576           7,637
Finished goods                         64,412          36,098
                                    ---------       ---------
                                    $  74,059       $  48,300
                                    =========       =========


NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following (in thousands):

                                           December 31,
                                    -------------------------
                                         1998            1997
                                    ---------       ---------
Land                                $   4,740       $   1,359
Buildings                              25,249          12,337
Machinery and equipment                37,617          24,337
Furniture and fixtures                  6,469           5,326
Leasehold improvements                  6,420           6,428
Construction in progress               15,836           7,704
                                    ---------       ---------

                                       96,331          57,491
                                    ---------       ---------

Less accumulated depreciation          27,639          22,214
                                    ---------       ---------

                                    $  68,692       $  35,277
                                    =========       =========


NOTE 5 - SHORT TERM BORROWINGS AND CREDIT LINES

The Company has available an unsecured operating line of credit providing for borrowings to a maximum of $90,000,000 during the period from August 1 to December 15, 1998 and $50,000,000 at all other times. The maturity date of this agreement is June 30, 1999. Interest, payable monthly, is computed at the bank's prime rate minus up to 2.1% per annum, representing an effective interest rate of 5.75% and 6.50% at December 31, 1998 and 1997, respectively. The agreement also includes a fixed rate option based on the Eurodollar rate plus up to 75 basis points. The balance outstanding was $16,370,000 and $13,992,000 at December 31, 1998 and 1997, respectively. The unsecured operating line of credit requires the Company to comply with certain covenants including a Capital Ratio which limits indebtedness to Tangible Net Worth. If the Company defaults on its payments, it is prohibited, subject to certain exceptions, from making dividend payments or other distributions.

The Company also has available an unsecured revolving line of credit of $25,000,000 with a $45,000,000 import line of credit to issue documentary letters of credit on a sight basis. The

                           COLUMBIA SPORTSWEAR COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 5 - SHORT TERM BORROWINGS AND CREDIT LINES (Continued)

combined limit under this agreement is $70,000,000. The revolving line accrues interest at the bank's prime rate minus 2% per annum. The revolving line also has a fixed rate option based on the bank's cost of funds plus 35 basis points. There was no balance outstanding on this line as of December 31, 1998 and 1997.

The Company is party to a Buying Agency Agreement with Nissho Iwai American Corporation and its Canadian affiliate ("Nissho") pursuant to which Nissho provides the Company an unsecured line of credit. This line of credit is used to finance the purchase of goods outside the U.S. which are produced by the Company's independent manufacturers worldwide. The available funds are limited to $120,000,000 with a sublimit of $70,000,000 on the import line of credit. Borrowings bear interest at a rate of .35% above the three month LIBOR rate. In addition, the Company is obligated to pay Nissho a commission of 1.5% of the FOB price of the goods purchased by Nissho in its capacity as buying agent. The agreement expires September 30, 2001 but will automatically renew for a three year term unless either party elects otherwise. The balance outstanding on the import line of credit was $18,494,000 and $13,397,000 at December 31, 1998 and 1997, respectively, and is included in accounts payable. At December 31, 1998, the Company had $46,204,000 of firm purchase orders placed under these financing arrangements.

CSCL has available a line of credit providing for borrowing to a maximum of C$18,000,000 (US$13,138,000 at December 31, 1998). Borrowings against this line of credit bear interest at either the B/A option rate, which is the bank's prime acceptance fee minus 50 basis points or at the prime rate. B/A's are issued in multiples of C$100,000 with a maturity of not less than 30 days and not more than 360 days. The facility is guaranteed by the Company. At December 31, 1998, there was no balance outstanding on this line. At December 31, 1997, the entire balance outstanding of C$7,000,000 (US$4,894,000) was borrowed under the B/A option rate, at an average interest rate of 4.06%. The Canadian prime lending rate was 6.75% and 6.0% at December 31, 1998 and 1997, respectively.

At December 31, 1998, the Company's European branch had bank borrowings outstanding of $9,175,000 at an interest rate of 3.7%

At December 31, 1998 and 1997, the Company's Japanese subsidiary had bank borrowings outstanding of $9,182,000 and $1,541,000 at an interest rate of 1.625%.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                                   December 31,
                                                            -------------------------
                                                                 1998            1997
                                                            ---------       ---------
Accrued salaries, bonus, vacation and other benefits        $   8,395       $   7,707
Accrued warranty reserve                                        3,700           3,400
Other                                                           3,374           2,021
                                                            ---------       ---------
                                                            $  15,469       $  13,128
                                                            =========       =========

                           COLUMBIA SPORTSWEAR COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                December 31,
                                         -------------------------
                                              1998            1997
                                         ---------       ---------
Mortgage note payable                    $   2,476       $   2,985
Senior promissory notes payable             25,000               -
Less current portion                          (201)           (154)
                                         ---------       ---------
                                         $  27,275       $   2,831
                                         =========       =========

The Company assumed a mortgage in connection with the acquisition of a distribution center. The loan matures in June 2009 and bears interest at 8.76%.

In connection with current capital projects, the Company entered into a note purchase agreement. Pursuant to the note purchase agreement, the Company issued senior promissory notes in the aggregate principal amount of $25 million, bearing an interest rate of 6.68% and maturing August 11, 2008. Proceeds from the notes are being used to finance the expansion of the Company's distribution center in Portland, Oregon. Up to an additional $15 million in shelf notes may be issued under the note purchase agreement. The Senior Promissory Notes require the Company to comply with certain ratios related to indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") and Tangible Net Worth.

Principal payments due on these notes as of December 31, 1998 were as follows (in thousands):

                                                                  Senior
                                      Mortgage note      promissory note
                                      -------------      ---------------
1999                                  $         201      $             -
2000                                            219                    -
2001                                            240                    -
2002                                            261                3,571
2003                                            285                3,571
Thereafter                                    1,270               17,858
                                      -------------      ---------------
                                      $       2,476      $        25,000
                                      =============      ===============


NOTE 8 - SHAREHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of Common Stock. At December 31, 1998 and 1997, 25,267,214 and 18,792,176 shares of Common Stock were issued and outstanding. Shares for all periods are restated to reflect a 400-for-1 split in 1996. Additionally, all shares and per share amounts for all periods are restated to reflect the conversion of voting and nonvoting shares into voting shares of Common Stock and the subsequent conversion of each share of voting Common Stock into 0.59 shares of Common Stock pursuant to a reverse stock split which occurred at consummation of the offering of Common Stock by the Company.

NOTE 9 - INCOME TAXES

The Company applies an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in the tax laws or rates. Deferred taxes are provided for temporary differences between assets and liabilities for financial reporting purposes and for income tax

                           COLUMBIA SPORTSWEAR COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9 - INCOME TAXES (Continued)

purposes and valuation allowances are recorded against net deferred tax assets when appropriate. No U.S. income tax provisions have been provided on the cumulative undistributed earnings of foreign operations as it is the Company's intention to utilize those earnings in those foreign operations for an indefinite period of time.

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition to the initial recording of the net deferred tax asset of $2 million at March 26, 1998, the Company also recorded a net increase in temporary differences of $2,784,000, resulting in a net deferred tax asset of $4,784,000 at December 31, 1998. The net deferred tax asset consists of a current asset of $8,895,000 and a non-current liability of $4,111,000 at December 31, 1998.

Undistributed earnings of the Company's Canadian subsidiary amounted to approximately $6,750,000 on December 31, 1998. Those earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, a portion would be subject to both U.S. income taxes and foreign withholding taxes, less an adjustment for applicable foreign tax credits. Determination of this amount is not practicable because of the complexities associated with its hypothetical calculation.

The components of the provision for income taxes consists of the following (in thousands):

Year ended December 31,
(in thousands)                                                   1998
                                                          -----------
Current:
  Federal                                                 $    17,594
  State and Local                                               3,066
  Non-U.S.                                                      3,103
                                                          -----------
                                                               23,763

Deferred:
  Federal                                                      (4,262)
  State and Local                                                (522)
  Non-U.S.                                                          -
                                                          -----------
                                                               (4,784)
                                                          -----------
Provision for income taxes                                $    18,979
                                                          ===========

The following is a reconciliation of the normal expected statutory Federal income tax rate to the effective rate reported in the financial statements:

Year ended December 31,
(percent of income)                                                1998
                                                            -----------
Provision for federal income taxes at the statutory rate           35.0%
State and local income taxes, net of Federal benefit                3.7
Non-U.S. income taxed at different rates                            1.5
Initial recording of deferred tax asset                            (4.1)
Other                                                               0.6
                                                            -----------
Actual provision for income taxes                                  36.7%
                                                            ===========

The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income before income taxes for 1997 and 1996 because the Company's income was not subject to federal and certain state income taxes.

                           COLUMBIA SPORTSWEAR COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 9 - INCOME TAXES (Continued)

Significant components of the Company's deferred taxes are as follows:

Year ended December 31,
(in thousands)                                                      1998
                                                             -----------
Deferred tax assets:
   Nondeductible accruals and allowances                     $     5,981
   Capitalized Inventory Costs                                     2,914
                                                             -----------
                                                                   8,895
Deferred tax liabilities:
   Depreciation and amortization                                  (2,531)
   Deferred compensation                                          (1,721)
   Other, net                                                        141
                                                             -----------
                                                                  (4,111)
                                                             -----------
Total                                                        $     4,784
                                                             ===========

NOTE 10 - ACQUISITION OF COLUMBIA OUTFITTERS

On March 4, 1998 the Company acquired Columbia Outfitters, Inc., an operator of retail stores in Bend, Oregon, from a related party for a purchase price of approximately $1,389,000. Goodwill of $911,000, net of amortization of $94,000, associated with this purchase is included in intangibles and other assets. The effect of this acquisition did not have a material effect on the Company's consolidated financial statements.

NOTE 11 - PROFIT SHARING PLAN

The Company has a 401(k) profit-sharing plan, which covers substantially all employees with more than ninety days of service.

The Company may elect to make discretionary matching and/or non-matching contributions. All contributions to the plan are determined by the Board of Directors and totaled $1,666,000, $1,681,000, and $1,465,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 12 - PARTICIPATION SHARE AGREEMENT

Effective December 1990, the Company adopted a Participation Share Agreement (the "Participation Plan") with a key employee. The Participation Plan provided for the grant of participation shares equivalent to 10% of the Company, which were to be awarded at various dates through January 2000. Shares awarded were subjected to vesting at a rate of 20% per year. The original Participation Plan granted the employee deferred compensation in the appreciation of a defined per-share book value of the Company since January 1987 and contained an anti-dilutive provision.

Effective December 31, 1996, the original Participation Plan was terminated and a Deferred Compensation Conversion Agreement (the "Agreement") was entered into. Under the Agreement, the participation shares, whether or not vested or awarded under the Participation Plan, were converted to 1,800,435 shares of Common Stock. Of the converted shares, 725,114 shares of Common Stock awarded are subject to vesting through December 2004.

                           COLUMBIA SPORTSWEAR COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 12 - PARTICIPATION SHARE AGREEMENT (Continued)

The total value of the share conversion is $15,693,000 ($8.72 per share of Common Stock), of which $6,320,000 was unvested as of December 31, 1996. The unvested portion is recorded as a reduction in shareholders' equity and will be amortized to compensation expense through December 2004 as shares are earned. Compensation expense related to the Participation Plan and the 1996 conversion totaled $970,000, $970,000, and $5,742,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The agreement also provided for a cash bonus of $2,750,000 which was paid in 1996 in consideration of past services. Additionally, the agreement provided for bonuses to be paid in amounts equal to the accrued interest due and owing on the notes receivable from the shareholder. These bonuses were $90,000 and $330,000 in 1998 and 1997, respectively. The notes receivable from shareholder consisted of notes receivable in the amounts of $3,818,000 and $1,905,000 which bore interest at 6.31% and 6.49%, respectively. These notes were included in other assets in 1997 and repaid by the shareholder in full during 1998.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company leases certain operating facilities from shareholders/directors of the Company. Total rent expense, including month-to-month rentals, for these leases amounted to $271,000, $198,000, and $277,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

In March 1996 the Company acquired the distribution center for approximately $4.5 million from a shareholder and an officer of the Company from whom the Company had previously leased the facility on a long-term basis.

Rent expense was $2,179,000, and $2,941,000, and $2,408,000 for non-related party leases during the years ended December 31, 1998, 1997 and 1996, respectively.

Future minimum payments on all lease obligations greater than one year are as follows (amounts in thousands):

                                           Non-related        Related
Year ending December 31,                       Parties        Parties           Total
------------------------                   -----------    -----------    -----------
1999                                       $     3,441    $       294    $     3,735
2000                                             2,259            305          2,564
2001                                             1,129            317          1,446
2002                                               745            266          1,011
2003                                               543              -            543
Thereafter                                       1,658              -          1,658
                                           -----------    -----------    -----------
                                           $     9,775    $     1,182    $    10,957
                                           ===========    ===========    ===========

The Company is a party to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

                           COLUMBIA SPORTSWEAR COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14 - STOCK INCENTIVE PLAN

On March 12, 1997, the Board of Directors of the Company approved the 1997 Stock Incentive Plan (the "Plan"). In January 1998, the Board of Directors increased the number of shares authorized for issuance under the Plan from 2,000,000 to 2,500,000 shares. The options become exercisable ratably over a five-year period beginning from the date of grant and expire ten years from the date of grant.

The following table summarizes the stock option activity under the Company's option plan:

                                                                       Weighted
                                                                        Average
                                                           Number      Exercise
                                                        Of shares         price
                                                      -----------    ----------
Options outstanding at January 1, 1997                          -

Granted                                                   736,774    $   10.400
                                                      -----------

Options outstanding at December 31, 1997                  736,774        10.400

Granted                                                   465,500        19.625
Canceled                                                  (17,283)        9.680
Exercised                                                 (35,038)       10.452
                                                      -----------

Options outstanding at December 31, 1998                1,149,953    $   14.146
                                                      ===========

In October 1995 the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been adopted.

The Company has elected to account for the Plan under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all stock options granted during 1998 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

                                              1998                  1997
                                              ----                  ----
Risk-free interest rate                   5.77 - 5.71%          6.69 - 5.77%
Expected dividend yield                        0%                    0%
Expected lives                            4 to 8 years          4 to 8 years
Expected volatility                          51.36%             Minimum value

Using the Black-Scholes methodology, the total value of stock options granted during 1998 and 1997 was $5,040,000 and $2,431,000, respectively which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 1998 and 1997 was $10.83 and $3.30 per share, respectively.

                           COLUMBIA SPORTSWEAR COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 14 - STOCK INCENTIVE PLAN (Continued)

If the Company had accounted for the Plan in accordance with SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):

                                                          1998                        1997
                                                          ----                        ----
                                               As reported    Proforma     As reported    Proforma
                                               -----------    --------     -----------    --------
Net income                                        $ 32,744    $ 31,616        $ 39,296    $ 38,970
Net income per share-basic                        $   1.38    $   1.33        $   2.09    $   2.07
Net income per share-diluted                      $   1.36    $   1.31        $   2.06    $   2.05

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

The following table summarizes information about stock options outstanding at December 31, 1998:

                                     Options
                                    Outstanding                      Options Exercisable
                                   ------------                   --------------------------
                                   Weighted Avg.      Weighted                      Weighted
      Range of                        Remaining        Average      Number of        Average
      Exercise            Number    Contractual       Exercise         Shares       Exercise
       Prices        Outstanding      Life (yrs)         Price    Exercisable          Price
   --------------    -----------   ------------    -----------    -----------    -----------
      $  9.68            592,729           8.22        $ 9.680        188,630        $ 9.680
      $ 15.20             91,724           8.88         15.200         21,440         15.200
      $19.625            465,500           9.36         19.625         56,965         19.625
                       ---------           ----        -------        -------        -------
   $9.68 - 19.625      1,149,953           8.73        $14.146        267,035        $12.245


NOTE 15 - SEGMENT INFORMATION

The Company operates predominantly in one industry segment: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, rugged footwear, and related accessories. During 1998, net sales to one major customer amounted to approximately 10.6% of total net sales.

The geographic distribution of the Company's net sales, income before income tax, identifiable assets, interest expense, and depreciation and amortization expense are summarized in the following table (in thousands) for the years ended December 31, 1998, 1997 and 1996. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

                                                                  1998             1997             1996
Net sales to unrelated entities:
     United States                                        $    335,897    $     286,896    $     245,469
     Canada                                                     38,782           31,135           27,208
     Other International                                        52,599           35,421           26,311
                                                          ------------    -------------    -------------
                                                          $    427,278    $     353,452    $     298,988
                                                          ============    =============    =============

Income (loss) before income tax:
     United States                                        $     50,132    $      42,970    $      22,401
     Canada                                                      7,370            2,325            2,810
     Other International                                          (189)            (993)           1,487
     Less interest and other income (expense)
     and eliminations                                           (5,590)          (3,593)          (4,220)
                                                          ------------    -------------    -------------
                                                          $     51,723    $      40,709    $      22,478
                                                          ============    =============    =============

                           COLUMBIA SPORTSWEAR COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 15 - SEGMENT INFORMATION (Continued)

Assets:
     United States                                 $   247,125    $   171,545    $   129,332
     Canada                                             16,696         15,416         15,568
     Other international                                33,571         15,041         10,198
                                                   -----------    -----------    -----------
     Total identifiable assets                         297,392        202,002        155,098

     Eliminations                                      (27,914)       (27,525)       (19,131)
                                                   -----------    -----------    -----------
          Total assets                             $   269,478    $   174,477    $   135,967
                                                   ===========    ===========    ===========

Interest expense (income), net:
     United States                                 $     3,340    $     3,048    $     3,435
     Canada                                                753            665            826
     Other International                                   (18)          (120)           (41)
                                                   -----------    -----------    -----------
                                                   $     4,075    $     3,593    $     4,220
                                                   ===========    ===========    ===========

Depreciation and amortization expense:
     United States                                 $     6,934    $     6,775    $     5,885
     Canada                                                392            443            456
     Other International                                   315            300             78
                                                   -----------    -----------    -----------
                                                   $     7,641    $     7,518    $     6,419
                                                   ===========    ===========    ===========

NOTE 16 - NET INCOME PER SHARE

SFAS No. 128, "Earnings Per Share" requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted earnings per share for the year ended December 31, 1998, 1997 and 1996. A reconciliation of the common shares used in the denominator for computing basic and diluted net income per share is as follows (in thousands, except per share amounts):

                                                                       Year Ended
                                                                       December 31,
                                                                1998        1997        1996
                                                              ------      ------      ------
Weighted  average common shares outstanding, used in
computing basic net income per share                          23,731      18,792      16,997

Effect of dilutive stock options                                 327         311           -
                                                              ------      ------      ------

Weighted-average common shares outstanding, used in
computing diluted net income per share                        24,058      19,103      16,997
                                                              ======      ======      ======

Net income per share of common stock:
     Basic                                                    $ 1.38      $ 2.09      $ 1.24
     Diluted                                                  $ 1.36      $ 2.06      $ 1.24

                           COLUMBIA SPORTSWEAR COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 17 - FINANCIAL RISK MANAGEMENT AND DERIVATIVES

The Company enters into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts or purchased options. Anticipated, but not yet firmly committed, transactions may be hedged through the use of purchased options. Premiums paid on purchased options and any gains are included in prepaid expenses or accrued liabilities and are recognized in earnings ratably over the life of the option. Gains and losses arising from foreign currency forward and option contracts, and cross-currency swap transactions are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. This evaluation is performed at inception of the hedge and periodically over the life of the hedge. Cash flows from risk management activities are classified in the same category as the cash flows from the related investment, borrowing or foreign exchange activity. The Company is exposed to certain losses in the event of nonperformance by the other parties to these agreements, but the Company does not anticipate nonperformance by the other parties.

The counterparties to derivative transactions are major financial institutions with high investment grade credit ratings. However, this does not eliminate the Company's exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted and is immaterial to any one institution at December 31, 1998 and 1997. To manage this risk, the Company has established strict counterparty credit guidelines which are continually monitored and reported to Senior Management according to prescribed guidelines. As a result, the Company considers the risk of counterparty default to be minimal.

The Company manages a portion of its exposure to fluctuations in currencies related to foreign sales and accounts receivable with short-term strategies after giving consideration to market conditions, contractual agreements, anticipated sale and purchase transactions, and other factors affecting the Company's risk profile. At December 31, 1998 and 1997, the Company had approximately $0 and $7,050,000 (notional) in foreign currency option contracts and approximately $9,700,000 and $2,000,000 (notional) in forward exchange contracts. The carrying value and unrealized gains and losses related to these contracts were not material at December 31, 1998 and 1997.

SUPPLEMENTAL INFORMATION - QUARTERLY FINANCIAL DATE (Unaudited)

The following table summarizes the Company's quarterly financial data for the past two years ending December 31, 1998 (in thousands, except per share amounts):

1998                        First Quarter     Second Quarter     Third Quarter     Fourth Quarter
----                        -------------     --------------     -------------     --------------
Net sales                      $   74,938         $   67,177       $   173,956        $   111,207
Gross profit                       28,937             28,383            79,645             49,856
Net income                          2,101                564            22,872              7,207
Net income per
share - basic (1)                    0.11               0.02              0.91               0.29
      - diluted (1)                  0.11               0.02              0.90               0.28

1997                        First Quarter     Second Quarter     Third Quarter     Fourth Quarter
----                        -------------     --------------     -------------     --------------

Net sales                      $   54,495         $   49,695       $   154,165         $   95,097
Gross profit                       20,752             21,623            71,409             40,722
Net income                         (1,420)            (1,305)           34,525              7,496
Net income (loss) per
share
      - basic                       (0.08)             (0.07)             1.84               0.40
      - diluted (2)                 (0.08)             (0.07)             1.84               0.39

(1) In 1998, the sum of the four quarters net income per share does not equal the annual amount due to the timing of issuance of shares in the first quarter.

(2) In 1997, the sum of the four quarters net income (loss) per share does not equal the annual amounts due to the dilutive effect of stock options granted in the first, third and fourth quarters.


ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


ITEM 10 - Executive Officers and Key Employees of the Company

Information with respect to directors of the Company is hereby incorporated by reference from the Company's proxy statement, under the caption "Election of Directors," for its 1999 annual meeting of shareholders (the "1999 Proxy Statement") to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed no later than 120 days after the end of the Company's fiscal year ended December 31, 1998. Information with respect to executive officers of the Company is included under Item 4(a) of Part I of this report.

ITEM 11 - Executive Compensation

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Voting Securities and Principal Shareholders" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998.

ITEM 13 - Certain Relationships and Related Transactions

There is incorporated herein by reference the information required by this Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1998.

                                     PART IV


ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) and (a)(2) Financial Statements. The Financial Statements of the
                       Company filed as part of this Annual Report on Form 10-K are on pages 20 to 39 of this Annual Report.

    (a)(3) Exhibits

           *3.1     Second Amended and Restated Articles of Incorporation

           *3.2     1998 Restated Bylaws

           *4.1     See Article II of Exhibit 3.1 and Article I of Exhibit 3.2

           +10.1 1997 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)

           *10.2    Form of Incentive Stock Option Agreement

           *10.3    Form of Nonstatutory Stock Option Agreement

           *10.4 Credit Agreement between the Hong Kong and Shanghai Banking Corporation Limited and the Company dated September 17, 1991, as amended

           *10.5 Buying Agency Agreement between Nissho Iwai American Corporation and the Company dated January 1, 1992, as amended

           *10.5(a) Amendment No. 2 to the Buying Agency Agreement Between
                    Nissho Iwai American Corporation and the Company dated February 19, 1998

           *10.5(b) Buying Agency Agreement between the Company and Nissho Iwai
                    American Corporation dated October 1, 1998 (incorporated by reference in exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                    1998).

           *10.6 Credit Agreement between the Company and Wells Fargo Bank, N.A. dated July 31, 1997

           *10.6(a) Form of First Amendment to Credit Agreement between the
                    Company and Wells Fargo Bank, N.A. dated March 23, 1998

           10.6(b) Credit Agreement Extension between the Company and Wells Fargo Bank National Association dated June 30, 1998 (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

           10.6(c) Second Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated July 31, 1998 (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

           *10.7 Assumption Agreement by and between the Company, Timothy P. Boyle and Don Sanforufo and First Interstate Bank of Oregon, N.A., dated March 8, 1996; and form of First Amendment thereto dated March 23, 1998

           *10.8 Lease between Penzel & Company and the Company dated February 23, 1988, as amended

           *10.9 Form of lease between Timothy P. Boyle and Gertrude Boyle and the Registrant

           *10.10   Form of Lease between Gertrude Boyle and the Company

           *10.11 Lease between BB&S Development Company and the Company, dated February 12, 1996

           *10.12 Lease between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 3, 1994

           *10.13 Form of Stock Purchase Agreement between Columbia Sportswear Holdings Limited, Columbia Sportswear Canada Limited and Douglas Hamilton and Doug Hamilton in trust for Elizabeth K. Hamilton, dated August 24, 1992

           +*10.14 Deferred Compensation Conversion Agreement between the Company and Don Santorufo, dated December 31, 1996

           *10.15 Form of Tax Indemnification Agreement for existing shareholders

           +*10.16 Employment Agreement between Carl K. Davis and the Company dated as of September 5, 1997

           *10.17   Form of Indemnity Agreement for Directors

           *10.18 Form of Agreement Regarding Plan of Recapitalization Among the Company and Shareholders

           +*10.19 Amendment and Waiver, Deferred Compensation Conversion Agreement, between the Company and Don Santorufo

           *10.20 Asset Purchase Agreement between the Company and Columbia Outfitters, Inc., dated March 4, 1998

           10.21 Note Purchase and Private Shelf Agreement between the Company and The Prudential Insurance Company of America and Pruco Life Insurance Company dated August 11, 1998 (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998)

           21.1     Subsidiaries of the Company

           23.1     Consent of Deloitte & Touche LLP

           27.1     Financial Data Schedule

--------------

+    Management Contract or Compensatory Plan
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-43199).

     (c) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 1999.

                                       Columbia Sportswear Company


                                       By: PATRICK D. ANDERSON
                                           -------------------------------------
                                           Patrick D. Anderson
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 1999.

         Signatures                                   Title
         ----------                                   -----

TIMOTHY P. BOYLE                       President and Chief Executive
----------------------------------     Officer and Director
Timothy P. Boyle                       (Principal Executive Officer)


PATRICK D. ANDERSON                    Chief Financial Officer (Principal
----------------------------------     Financial and Accounting Officer)
Patrick D. Anderson


GERTRUDE BOYLE                         Chairman of the Board of Directors
----------------------------------
Gertrude Boyle


SARAH BANY                             Director
----------------------------------
Sarah Bany


EDWARD S. GEORGE                       Director
----------------------------------
Edward S. George


MURRAY R. ALBERS                       Director
----------------------------------
Murrey R. Albers


JOHN STANTON                           Director
----------------------------------
John Stanton