Form 10-Q
period 1999-03-31
COLUMBIA SPORTSWEAR CO
filed 1999-05-17
CIK 1050797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 1999
                                     ------------------------

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

                              YES [ X ]  NO [   ]


The number of shares of Common Stock outstanding on April 26, 1999, was 25,289,459.

                           COLUMBIA SPORTSWEAR COMPANY

                                 MARCH 31, 1999


                               INDEX TO FORM 10-Q

                                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION

   ITEM 1 - Financial Statements - Columbia Sportswear Company (Unaudited)

      Condensed Consolidated Balance Sheets ...............................  2

      Condensed Consolidated Statements of Operations......................  3

      Condensed Consolidated Statements of Cash Flows......................  4

      Notes to Condensed Consolidated Financial Statements.................  5

   ITEM 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................  7

PART II.  OTHER INFORMATION

   ITEM 6 - Exhibits and Reports on Form 8-K............................... 11

   SIGNATURES ............................................................. 12

ITEM 1 - Financial Statements


                           COLUMBIA SPORTSWEAR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                      March 31,1999      December 31,1998
                                                                      -------------      ----------------
                                     ASSETS

Current Assets:
  Cash and cash equivalents                                           $       9,107         $       6,777
  Accounts receivable, net of allowance of $3,197 and
    $3,395, respectively                                                     79,729               105,967
  Inventories (Note 2)                                                       72,657                74,059
  Income taxes receivable                                                     2,565                     -
  Deferred tax asset (Note 3)                                                 8,020                 8,895
  Prepaid expenses and other current assets                                   2,175                 2,485
                                                                      -------------         -------------
    Total current assets                                                    174,253               198,183

Property, plant, and equipment, net                                          70,901                68,692
Intangibles and other assets                                                  2,447                 2,603
                                                                      -------------         -------------
    Total assets                                                      $     247,601         $     269,478
                                                                      =============         =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                       $      14,566         $      34,727
  Accounts payable                                                           38,950                37,514
  Accrued liabilities                                                        13,030                15,469
  Income taxes payable                                                            -                   767
  Current portion of long-term debt                                             205                   201
                                                                      -------------         -------------
    Total current liabilities                                                66,751                88,678

Long-term debt                                                               27,221                27,275
Deferred tax liability (Note 3)                                               3,641                 4,111
                                                                      -------------         -------------
    Total liabilities                                                        97,613               120,064

Commitments and contingencies                                                     -                     -

Shareholders' Equity:
  Preferred stock; 10,000 shares authorized; none
    issued and outstanding                                                        -                     -
  Common stock; 50,000 shares authorized; 25,282 and
    25,267 issued and outstanding                                           125,137               124,990
  Retained earnings                                                          32,522                32,282
  Accumulated other comprehensive income                                     (3,532)               (3,478)
  Unearned portion of restricted stock issued for future
       services                                                              (4,139)               (4,380)
                                                                      -------------         -------------
    Total shareholders' equity                                              149,988               149,414
                                                                      -------------         -------------
    Total liabilities and shareholders' equity                        $     247,601         $     269,478
                                                                      =============         =============


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                               --------------------------------
                                                         1999              1998
                                               --------------    --------------
Net sales                                      $       89,214    $       74,938
Cost of sales                                          56,600            46,001
                                               --------------    --------------

Gross profit                                           32,614            28,937
Selling, general, and administrative                   31,588            28,330
                                               --------------    --------------

Income from operations                                  1,026               607
Interest expense, net                                     626               438
                                               --------------    --------------

Income before income tax                                  400               169
Income tax expense (benefit) (Note 3)                     160            (1,932)
                                               --------------    --------------

Net income (Note 5)                            $          240    $        2,101
                                               ==============    ==============

Net income per share (Note 4):
  Basic                                        $         0.01    $         0.11
  Diluted                                      $         0.01    $         0.11
Weighted average shares outstanding :
  Basic                                                25,282            19,175
  Diluted                                              25,516            19,559

See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                               Three Months Ended March 31,
                                                                            ---------------------------------
                                                                                      1999               1998
                                                                            --------------     --------------
Cash Flows From Operating Activities:
  Net income                                                                $          240     $        2,101
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                  2,408              1,904
      Non-cash compensation                                                            241                242
      Loss on disposal of property, plant, and equipment                                16                 44
      Deferred income tax provision                                                    405             (2,000)
      Changes in operating assets and liabilities:
        Accounts receivable                                                         25,182             16,714
        Inventories                                                                    929            (16,851)
        Prepaid expenses and other current assets                                      280               (642)
        Intangibles and other assets                                                    40               (991)
        Accounts payable                                                             2,027             14,220
        Accrued liabilities                                                         (2,345)            (2,152)
        Income taxes                                                                (3,355)              (125)
                                                                            --------------     --------------
          Net cash provided by operating activities                                 26,068             12,464
                                                                            --------------     --------------

Cash Flows From Investing Activities:
  Additions to property, plant, and equipment                                       (4,631)           (13,287)
  Proceeds from sale of property, plant, and equipment                                  11                 94
                                                                            --------------     --------------
         Net cash used in investing activities                                      (4,620)           (13,193)
                                                                            --------------     --------------

Cash Flows From Financing Activities:
  Net borrowings (repayments) on notes payable                                     (19,078)             8,727
  Repayment on long-term debt                                                          (50)               (38)
  Proceeds from options exercised                                                      147                  -
  Distributions paid to shareholders                                                     -             (5,866)
                                                                            --------------     --------------
          Net cash provided by (used in) financing activities                      (18,981)             2,823
                                                                            --------------     --------------
Net Effect of Exchange Rate Changes on Cash                                           (137)               169
                                                                            --------------     --------------
Net Increase in Cash and Cash Equivalents                                            2,330              2,263
Cash and Cash Equivalents, Beginning of Period                                       6,777              4,001
                                                                            --------------     --------------
Cash and Cash Equivalents, End of Period                                    $        9,107     $        6,264
                                                                            ==============     ==============


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company the ("Company") and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1999, and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Certain reclassifications of amounts reported in the March 31, 1998 financial statements have been made to conform to classifications used in the March 31, 1999 financial statements.

NOTE 2.  INVENTORIES

Inventories consist of the following (in thousands):

                                          March 31, 1999     December 31, 1998
                                          --------------     -----------------
Raw materials                             $        3,574        $        4,071
Work in process                                   12,381                 5,576
Finished goods                                    56,702                64,412
                                          ==============        ==============
                                          $       72,657        $       74,059
                                          ==============        ==============


NOTE 3.  INCOME TAXES

A reconciliation of the statutory U.S. federal tax provision and the Company's reported tax provision for the three months ended March 31, 1999 is as follows:

Provision for federal income taxes at the statutory rate             35.0%
State and local income taxes, net of federal benefit                  3.5
Non-U.S. income taxed at different rates                              1.6
Other                                                                (0.1)
                                                                    -----

Effective tax rate                                                   40.0%

Prior to the Company's initial public offering completed on April 1, 1998, the Company operated as an "S" corporation, and as a result was not subject to federal or most state income taxes. In connection with the public offering, the Company terminated its "S" corporation status. As a result, the Company is now subject to federal and state income taxes. The Company recognized a non-recurring, non-cash benefit of approximately $2 million to earnings in the first quarter of 1998 to record deferred income taxes for the tax effect of cumulative temporary differences between financial statement and income tax bases of the Company's assets and liabilities.

NOTE 4.  NET INCOME PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted net income per share for the three months ended March 31, 1999 and 1998. A reconciliation of the common shares used in the denominator for computing basic and diluted net income per share is as follows:

                                                               Three Months Ended
                                                                    March 31,
                                                           ------------------------
                                                                 1999          1998
                                                           ----------    ----------
Weighted  average common shares outstanding, used in
computing basic net income per share                           25,282        19,175

Effect of dilutive stock options                                  234           384
                                                           ----------    ----------

Weighted-average common shares outstanding, used in
computing diluted net income per share                         25,516        19,559
                                                           ==========    ==========

Net income per share of common stock:
     Basic                                                 $     0.01    $     0.11
     Diluted                                               $     0.01    $     0.11


NOTE 5. COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". The schedule detailing the components of comprehensive income is as follows:

                                                               Three Months Ended
                                                                    March 31,
                                                           ------------------------
                                                                 1999          1998
                                                           ----------    ----------
Net income                                                 $      240    $    2,101

Foreign currency translation adjustments                          (54)          493
                                                           ----------     ---------

Comprehensive income                                       $      186     $   2,594
                                                           ==========     =========

NOTE 6.  NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements in this report concerning certain expected future expenses as a percentage of net sales, future financing and working capital requirements, and the Year 2000 issue constitute forward - looking statements that are subject to risks and uncertainties. Factors that could adversely affect selling, general and administrative expense as a percentage of net sales include, but are not limited to, increased competitive factors (including increased competition, new product offerings by competitors and price pressures), unfavorable seasonal differences in sales volume, changes in consumer preferences, as well as an inability to increase sales to department stores or to open and operate new concept shops on favorable terms. Other factors could include a failure to manage growth effectively (including timely implementation of the Company's enterprise system and expansion of its distribution center) and unavailability of independent manufacturing, labor or supplies at reasonable prices. In addition, unfavorable business conditions, disruptions in the outerwear, sportswear and rugged footwear industries or changes in the general economy could have adverse effects. Factors that could materially affect future financing requirements include, but are not limited to, the ability to obtain additional financing on acceptable terms. Factors that could materially affect future working capital requirements include, but are not limited to, the industry factors and general business conditions noted above. Factors that could materially affect the Year 2000 issue include, but are not limited to, unanticipated costs associated with any required modifications to the Company's computer systems and associated software, failures of external systems of suppliers, business partners or governmental agencies.

Results of Operations

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                                        First Quarter Ended
                                                        -------------------
                                                          1999        1998
                                                         -----       -----
Net sales                                                100.0%      100.0%
Cost of sales                                             63.4        61.4
Gross profit                                              36.6        38.6
Selling, general and administrative
expense                                                   35.4        37.8
Income from operations                                     1.2         0.8
Interest expense, net                                      0.7         0.6
Income before income tax                                   0.5         0.2
Provision for income taxes                                 0.2        (2.6)
Net income                                                 0.3%        2.8%


Three Months Ended March 31,1999 Compared to Three Months Ended March 31,1998

Net sales: Net sales increased 19.1% to $89.2 million for the three month period ended March 31, 1999 from $74.9 million for the comparable period in 1998. Domestic sales increased 5.5% to $63.3 million for the three month period ended March 31, 1999 from $60.0 million for the comparable period in 1998. Net international sales, excluding Canada, increased 79.8% to $18.7 million for the three month period ended March 31, 1999 from $10.4 million for the comparable period in 1998. Canadian sales increased 56.5% to $7.2 million for the three month period ended March 31, 1999 from $4.6 million compared to the same period in 1998. These increases were attributable to increased sales of spring sportswear and footwear units primarily in Europe and Canada.

Gross Profit: Gross profit as a percentage of net sales was 36.6% for the three months ended March 31, 1999 compared to 38.6% for the comparable period in 1998. The decrease in gross margin was due to increased domestic sales of fall close-out products and a higher portion of lower margin sportswear and footwear sales during the three months ended March 31, 1999.

Selling, General and Administrative Expense: Selling, general, and administrative expense increased 11.7% to $31.6 million for the three months ended March 31, 1999 from $28.3 million for the comparable period in 1998, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales. As a percentage of sales, selling, general, and administrative expenses decreased to 35.4% for the three months ended March 31, 1999 from 37.8% for the comparable period in 1998, reflecting the Company's emphasis in reducing operating costs in an effort to offset the increase in depreciation expense as a result of investments in infrastructure. Short-term, the Company believes that selling, general, and administrative expenses as a percent of sales will increase as the remaining components of the distribution center expansion and enterprise information system are capitalized in the second quarter of 1999. The Company believes that in the longer term it will be able to leverage selling, general, and administrative expense as a percentage of sales as its international operations become more established and its sportswear and footwear sales expand.

Interest Expense: Interest expense increased by 42.9% for the three months ended March 31, 1999 from the comparable period in 1998. The increase was attributable the issuance of long-term senior promissory notes in the third quarter of 1998 to finance the expansion of the domestic distribution center.

Segment Information

The Company operates in one industry segment: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, rugged footwear, and accessories. The geographic distribution of the Company's net sales, income before income tax, and identifiable assets are summarized in the following table (in thousands). Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

                                                                 Quarter ended March 31,
                                                                      1999              1998
                                                             -------------     -------------
Net sales to unrelated entities:
     United States                                           $      63,321     $      59,961
     Canada                                                          7,192             4,553
     Other International                                            18,701            10,424
                                                             -------------     -------------
                                                             $      89,214     $      74,938
                                                             =============     =============

Income before income tax:
     United States                                           $          74  $            976
     Canada                                                          1,276                74
     Other International                                               125              (443)
     Less interest and other income (expense)
         and eliminations                                           (1,075)             (438)
                                                             -------------     -------------
                                                             $         400     $         169
                                                             =============     =============

                                                                  March 31,       December 31,
                                                                      1999              1998
                                                             -------------     -------------
Assets:
     United States                                           $     230,032  $        247,125
     Canada                                                         13,073            16,696
     Other international                                            34,421            33,571
                                                             -------------     -------------
     Total identifiable assets                                     277,526           297,392

     Eliminations                                                  (29,925)          (27,914)
                                                             -------------     -------------
          Total assets                                       $     247,601     $     269,478
                                                             =============     =============

Seasonality of Business

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

Liquidity and Capital Resources

The Company's primary ongoing funding requirements are to finance working capital and continued growth of the business. At March 31, 1999, the Company had total cash equivalents of $9.1 million compared to $6.3 million at March 31, 1998. Cash provided by operating activities was $26.1 million for the three months ended March 31, 1999 and $12.5 million for the comparable period in 1998. This increase was primarily due to a decrease in accounts receivable which provided additional working capital to fund the Company's first quarter operations.

The Company's primary capital requirements are for working capital, investing activities associated with expansion of its distribution center, systems development and general corporate needs. Net cash used in investing activities was $4.6 million for the three months ended March 31, 1999 and $13.2 million for the comparable period in 1998.

Cash used in financing activities was $19.0 million for the three months ended March 31, 1999 compared to cash provided by financing activities of $2.8 million for the comparable period in 1998. The increase in net cash used in financing activities was primarily due to repayments of short-term borrowings.

To fund its working capital requirements, the Company has available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $105 to $145 million. As of March 31, 1999, $12.7 million was outstanding under these lines of credit. Additionally, the Company maintains credit agreements in order to provide the Company unsecured lines of credit with a combined limit of approximately $105 million available as an import line of credit for issuing documentary letters of credit.

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

Year 2000 Compliance

The Company has made extensive efforts over the past several years to upgrade or replace all enterprise level software and hardware platforms. A part of the selection criteria for new software and hardware systems were global software support and Year 2000 compliance. The Company is replacing its current management information system with an enterprise system that integrates

Electronic Data Interchange (EDI) and inventory management capabilities. This system, most aspects of which are already operational, coupled with a state-of-the-art warehouse inventory management system, is expected to be fully operational in the second quarter of 1999 and will address the Year 2000 issue on all core Company business systems. These include, but are not limited to, financial, manufacturing and inventory management, distribution, and sales order processing applications. The Company has other ancillary systems such as sales reporting, product development, retail, merchandising and design that are scheduled to be modified as required to address Year 2000 issues in a timely fashion. Desktop productivity systems, networking and communications are also integral to the Company's operations and have been surveyed for Year 2000 compliance. Non-compliant components and software have been identified and are scheduled for replacement or upgrade where necessary by mid-1999. Non-information technology systems such as Company-owned manufacturing equipment, office equipment and local office telephone systems are being assessed for related Year 2000 risks. The Company conducts business with several customers via EDI and will implement and test Year 2000 compliant standards and software to help ensure uninterrupted service. The majority of the Company's product sourcing is performed through independent manufacturers primarily in Southeast Asia. Although analyses are underway, an initial review of these facilities indicates that most operations and business processes are manual in nature and, consequently, the Company does not expect the Year 2000 issue will impact its ability to effectively source its products.

The Company's enterprise management information systems were implemented primarily to improve its business processes rather than solely to address Year 2000 compliance issues. The costs associated with bringing the Company's ancillary, desktop productivity, networking, communication and non-information technology systems into Year 2000 compliance have been assessed and the Company estimates that expenditures for the project will be approximately $0.9 million for the year ended December 31, 1999, of which $0.1 million has been incurred as of March 31, 1999, with costs being paid out of working capital. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with implementation and testing, and may require further revision.

The Company has undergone what it believes is a reasonable and thorough review of Year 2000 issues on its operations, liquidity and financial condition and identified the related issues and risks. As a result of this review, the Company believes no identified issues or reasonably foreseeable circumstances should have a material effect on the Company.

The most reasonable likely issue facing the Company regarding Year 2000 compliance is the inability of purportedly compliant software or systems to perform as intended. Although the Company does not have a comprehensive contingency plan, it expects to apply its own resources and the resources of system providers to solve these issues as they are identified. The Company will continue to take appropriate measures to assure that its operating systems are prepared for Year 2000 related issues. It should be understood that the Company is reliant on many external parties and their related systems which could affect the Company's ability to meet possible eventualities. Such external entities include, but are not limited to, certain United States and foreign governmental agencies, material suppliers, and product manufacturers as well as service providers such as freight forwarders, transportation, and utilities companies. In addition, the Company as well as these external entities are expecting that the software and hardware put into place will perform all functions as expected.

Euro Currency Conversion

On January 1, 1999, the euro was adopted as the national currency of these participating European Union ("EU") countries - Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Portugal and Spain. The Company has committed resources to conduct risk assessments and to take corrective actions, where required, to ensure that it is prepared for the introduction of the euro. The Company is undertaking a review of the euro implementation both in participating and non-participating EU countries where it has operations. Progress regarding euro implementation is reported periodically to management.

The Company has not experienced any significant operational disruptions to date and does not expect the continued implementation of the euro to cause any significant operational disruptions. In addition, the Company has not incurred and does not expect to incur any significant costs from the continued implementation of the euro, including any currency risk, which could materially affect the Company's liquidity or capital resources.

PART II.  OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K

     (a)   Exhibits

           10.1 Agreement on Bank Transactions, dated January 28, 1999, between The Hongkong and Shanghai Banking Corporation Limited and Columbia Sportswear Japan, Inc., and related Continuing Guarantee by the Registrant.

           27.1   Financial Data Schedule.


     (b)   Reports on Form 8-K

           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COLUMBIA SPORTSWEAR COMPANY


Date: May 14, 1999                     PATRICK D. ANDERSON
                                       -----------------------------------------
                                       Patrick D. Anderson
                                       Chief Financial Officer and Authorized
                                       Officer