Form 10-Q
period 1999-06-30
COLUMBIA SPORTSWEAR CO
filed 1999-08-11
CIK 1050797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---    SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended           June 30, 1999
                                      ---------------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---    EXCHANGE ACT OF 1934

       For the transition period from ______________ to ______________

       Commission file number:  0-23939


                           COLUMBIA SPORTSWEAR COMPANY
             (Exact name of registrant as specified in its charter)


     Oregon                                          93-0498284
--------------------------------------------------------------------------------
    (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)                  Identification Number)


     6600 North Baltimore  Portland, Oregon          97203
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

                               YES [X] NO [ ]


The number of shares of Common Stock outstanding on June 30, 1999, was 25,290,664.

                        COLUMBIA SPORTSWEAR COMPANY

                               JUNE 30, 1999


                             INDEX TO FORM 10-Q

                                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION

   ITEM 1 - Financial Statements - Columbia Sportswear Company (Unaudited)

      Condensed Consolidated Balance Sheets .................................. 2

      Condensed Consolidated Statements of Operations......................... 3

      Condensed Consolidated Statements of Cash Flows......................... 4

      Notes to Condensed Consolidated Financial Statements.................... 5

   ITEM 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................... 8

   ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk........12

PART II.  OTHER INFORMATION

   ITEM 4 - Submission of Matters to a Vote of Security Holders...............12

   ITEM 6 - Exhibits and Reports on Form 8-K..................................12

   SIGNATURES ................................................................13

ITEM 1 - Financial Statements


                           COLUMBIA SPORTSWEAR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                  June 30,1999         December 31,1998
                                                                  ------------         ----------------
                            ASSETS

Current Assets:
  Cash and cash equivalents                                       $      4,578             $      6,777
  Accounts receivable, net of allowance of
    $3,309 and $3,395, respectively                                     77,640                  105,967
  Inventories (Note 2)                                                 107,991                   74,059
  Deferred tax asset                                                     8,719                    8,895
  Prepaid expenses and other current assets                              5,242                    2,485
                                                                  ------------             ------------
    Total current assets                                               204,170                  198,183

Property, plant, and equipment, net                                     70,442                   68,692
Intangibles and other assets                                             2,336                    2,603
                                                                  ------------             ------------
    Total assets                                                  $    276,948             $    269,478
                                                                  ============             ============


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                   $     39,131             $     34,727
  Accounts payable                                                      42,106                   37,514
  Accrued liabilities                                                   14,167                   16,236
  Current portion of long-term debt                                        241                      201
                                                                  ------------             ------------
    Total current liabilities                                           95,645                   88,678

Long-term debt                                                          26,795                   27,275
Deferred tax liability                                                   4,105                    4,111
                                                                  ------------             ------------
    Total liabilities                                                  126,545                  120,064

Commitments and contingencies                                                -                        -

Shareholders' Equity:
  Preferred stock; 10,000 shares authorized;
    none issued and outstanding                                              -                        -
  Common stock; 50,000 shares authorized;
    25,291 and 25,267 issued and outstanding                           125,219                  124,990
  Retained earnings                                                     32,284                   32,282
  Accumulated other comprehensive income                                (3,204)                  (3,478)
  Unearned portion of restricted stock issued
    for future services                                                 (3,896)                  (4,380)
                                                                  ------------             ------------
    Total shareholders' equity                                         150,403                  149,414
                                                                  ------------             ------------
    Total liabilities and shareholders' equity                    $    276,948             $    269,478
                                                                  ============             ============


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                              -----------------------------     -----------------------------
                                                      1999             1998             1999             1998
                                              ------------     ------------     ------------     ------------
Net sales                                     $     71,416     $     67,177     $    160,630     $    142,115
Cost of sales                                       40,116           38,794           96,716           84,795
                                              ------------     ------------     ------------     ------------

Gross profit                                        31,300           28,383           63,914           57,320
Selling, general, and administrative                30,659           26,647           62,247           54,977
                                              ------------     ------------     ------------     ------------

Income from operations                                 641            1,736            1,667            2,343
Interest expense, net                                1,037              784            1,663            1,222
                                              ------------     ------------     ------------     ------------

Income (loss) before income tax                       (396)             952                4            1,121
Income tax expense (benefit) (Note 3)                 (158)             388                2           (1,544)
                                              ------------     ------------     ------------     ------------

Net income (loss) (Note 6)                    $       (238)    $        564     $          2     $      2,665
                                              ============     ============     ============     ============

Net income (loss) per share (Note 4):
  Basic                                       $      (0.01)    $       0.02     $       0.00     $       0.12
  Diluted                                     $      (0.01)    $       0.02     $       0.00     $       0.12
Weighted average shares outstanding :
  Basic                                             25,291           25,236           25,286           22,205
  Diluted                                           25,515           25,622           25,515           22,590


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                   Six Months Ended June 30,
                                                                                ------------------------------
                                                                                     1999                 1998
                                                                                ---------            ---------
Cash Flows From Operating Activities:
  Net income                                                                    $       2            $   2,665
  Adjustments to reconcile net income to net cash used in
      operating activities:
      Depreciation and amortization                                                 5,700                3,668
      Non-cash compensation                                                           484                  485
      Loss on disposal of property, plant, and equipment                               34                   41
      Deferred income tax provision                                                   170               (4,500)
      Changes in operating assets and liabilities:
        Accounts receivable                                                        27,238                4,226
        Inventories                                                               (34,419)             (60,370)
        Prepaid expenses and other current assets                                  (2,809)                (553)
        Intangibles and other assets                                                   79                 (908)
        Accounts payable                                                            5,096               35,446
        Accrued liabilities                                                        (1,969)                 179
                                                                                ---------            ---------
          Net cash used in operating activities                                      (394)             (19,621)
                                                                                ---------            ---------

Cash Flows From Investing Activities:
  Additions to property, plant, and equipment                                      (7,386)             (22,529)
  Proceeds from sale of property, plant, and equipment                                 12                   98
                                                                                ---------            ---------
          Net cash used in investing activities                                    (7,374)             (22,431)
                                                                                ---------            ---------

Cash Flows From Financing Activities:
  Net borrowings on notes payable                                                   5,908               30,290
  Repayment on long-term debt                                                        (440)                 (76)
  Proceeds from options exercised                                                     229                  102
  Proceeds from initial public offering                                                 -              107,934
  Distributions paid to shareholders                                                    -              (95,128)
                                                                                ---------            ---------
          Net cash provided by financing activities                                 5,697               43,122
                                                                                ---------            ---------
Net Effect of Exchange Rate Changes on Cash                                          (128)                  96
                                                                                ---------            ---------
Net Increase (Decrease) in Cash and Cash Equivalents                               (2,199)               1,166
Cash and Cash Equivalents, Beginning of Period                                      6,777                4,001
                                                                                ---------            ---------
Cash and Cash Equivalents, End of Period                                        $   4,578            $   5,167
                                                                                =========            =========


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the Company) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1999, and the results of operations for the three months and six months ended June 30, 1999 and 1998 and of cash flows for the six months ended June 30, 1999 and 1998. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Certain reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

NOTE 2.  INVENTORIES

Inventories consist of the following (in thousands):

                                       June 30, 1999     December 31, 1998
                                       -------------     -----------------
Raw materials                          $       5,351         $       4,071
Work in process                               16,417                 5,576
Finished goods                                86,223                64,412
                                       -------------         -------------
                                       $     107,991         $      74,059
                                       =============         =============


NOTE 3.  INCOME TAXES

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

There were no adjustments to net income in computing diluted net income per share for the three months and six months ended June 30, 1999 and 1998. A reconciliation of the common shares used in the denominator for computing basic and diluted net income per share is as follows:

                                                          Three Months Ended               Six Months Ended
                                                                June 30,                       June 30,
                                                      ---------------------------     ---------------------------
                                                              1999           1998             1999           1998
                                                      ------------   ------------     ------------   ------------
Weighted average common shares outstanding,
used in computing basic net income (loss)
per share                                                   25,291         25,236           25,286         22,205

Effect of dilutive stock options                               224            386              229            385
                                                      ------------   ------------     ------------   ------------

Weighted-average common shares outstanding,
used in computing diluted net income (loss)
per share                                                   25,515         25,622           25,515         22,590
                                                      ============   ============     ============   ============

Net income (loss) per share of common stock:
   Basic and diluted                                  $      (0.01)  $       0.02     $       0.00   $       0.12


NOTE 5.  SEGMENT INFORMATION

The Company operates in one industry segment: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, rugged footwear, and accessories. The geographic distribution of the Company's net sales, income (loss) before income tax, and identifiable assets are summarized in the following table (in thousands). Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

                                                          Three Months Ended               Six Months Ended
                                                                June 30,                       June 30,
                                                      ---------------------------     ---------------------------
                                                              1999           1998             1999           1998
                                                      ------------   ------------     ------------   ------------
Net sales to unrelated entities:
     United States                                    $     53,157   $     55,679     $    116,478   $    115,640
     Canada                                                  6,565          4,238           13,757          8,791
     Other International                                    11,694          7,260           30,395         17,684
                                                      ------------   ------------     ------------   ------------
                                                      $     71,416   $     67,177     $    160,630   $    142,115
                                                      ============   ============     ============   ============

Income (loss) before income tax:
     United States                                    $        957   $      3,939     $      1,031   $      4,915
     Canada                                                  1,055            258            2,331            332
     Other International                                    (1,583)        (1,781)          (1,458)        (2,224)
     Less interest and other income
         (expense) and eliminations                           (825)        (1,464)          (1,900)        (1,902)
                                                      ------------   ------------     ------------   ------------
                                                      $       (396)  $        952     $          4   $      1,121
                                                      ============   ============     ============   ============


                                                           June 30,   December 31,
                                                              1999           1998
                                                      ------------    -----------
Assets:
     United States                                    $    269,238    $   247,125
     Canada                                                 15,714         16,696
     Other international                                    26,223         33,571
                                                      ------------    -----------
                                                           311,175        297,392

     Eliminations                                          (34,227)       (27,914)
                                                      ------------    -----------
                                                      $    276,948    $   269,478
                                                      ============    ===========

NOTE 6. COMPREHENSIVE INCOME

The schedule detailing the components of comprehensive income is as follows:

                                                          Three Months Ended               Six Months Ended
                                                                June 30,                       June 30,
                                                      ---------------------------     ---------------------------
                                                              1999           1998             1999           1998
                                                      ------------   ------------     ------------   ------------
Net income (loss)                                     $       (238)  $        564     $          2   $      2,665

Foreign currency translation adjustments                       380            (25)             326            468

Accumulated derivative loss                                    (52)             -              (52)             -
                                                      ------------   ------------     ------------   ------------

Comprehensive income                                  $         90   $        539     $        276   $      3,133
                                                      ============   ============     ============   ============


NOTE 7.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company's risk management programs, the Company uses or used a variety of financial instruments, including foreign currency option and forward exchange contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

Effective April 1, 1999, the Company adopted SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income). The adoption of SFAS No. 133 did not have a material effect on the Company's primary financial statements, but did decrease comprehensive income by $0.1 million for the quarter ended June 30, 1999.

Foreign Currency Exchange Risk Management

The Company uses a combination of foreign currency option and forward exchange contracts to hedge against the currency risk associated with Japanese yen, Canadian dollar and European euro denominated firmly committed and anticipated transactions for the next twelve months.

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, such financial instruments are marked-to-market with the offset to other comprehensive income and then subsequently recognized as a component of gross margin when the underlying transaction is recognized. The Company measures hedge effectiveness of foreign currency option and forward exchange contracts based on the forward price of the underlying commodity. Hedge ineffectiveness was not material during the quarter ended June 30, 1999.

At June 30, 1999, the Company had foreign currency option and forward exchange contracts outstanding with an aggregate notional amount of approximately $10.0 million and $21.3 million, respectively. The fair value of these instruments is negligible as of June 30, 1999 and has been recorded in accounts receivable with the offset to other comprehensive income and earnings. The fair value of these instruments will be recognized in earnings within the next twelve months.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements in this report concerning certain expected future expenses as a percentage of net sales, future financing and working capital requirements and availability, and the Year 2000 issue constitute forward - looking statements that are subject to risks and uncertainties. These risks could cause actual results or activities to differ materially from those expected. Factors that could adversely affect selling, general and administrative expense as a percentage of net sales include, but are not limited to, increased competitive factors (including increased competition, new product offerings by competitors and price pressures), unfavorable seasonal differences in sales volume, changes in consumer preferences, as well as an inability to increase sales to department stores or to open and operate new concept shops on favorable terms. Other factors could include a failure to manage growth effectively and unavailability of independent manufacturing, labor or supplies at reasonable prices. In addition, unfavorable business conditions, disruptions in the outerwear, sportswear and rugged footwear industries or changes in the general economy could have adverse effects. Factors that could materially affect future financing requirements include, but are not limited to, the ability to obtain additional financing on acceptable terms. Factors that could materially affect future working capital requirements include, but are not limited to, the factors listed above and the industry factors and general business conditions noted above. Factors that could materially affect the Year 2000 issue include, but are not limited to, unanticipated costs associated with any required modifications to the Company's computer systems and associated software, failures of external systems of suppliers, business partners or governmental agencies.

Results of Operations

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                               Quarter Ended June 30,       Six Months Ended June 30,
                                              ------------------------      ------------------------
                                                    1999          1998            1999          1998
                                              ----------    ----------      ----------    ----------
Net sales                                          100.0%        100.0%          100.0%        100.0%
Cost of sales                                       56.2          57.7            60.2          59.7
Gross profit                                        43.8          42.3            39.8          40.3
Selling,   general   and   administrative
expense                                             42.9          39.7            38.8          38.7
Income from operations                               0.9           2.6             1.0           1.6
Interest expense, net                                1.5           1.2             1.0           0.9
Income (loss) before income tax                     (0.6)          1.4             0.0           0.8
Income tax expense (benefit)                        (0.2)          0.6             0.0          (1.1)
Net income (loss)                                   (0.3)%         0.8%            0.0%          1.9%


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net sales: Net sales increased 6.3% to $71.4 million for the three month period ended June 30, 1999 from $67.2 million for the comparable period in 1998. Domestic sales decreased 4.3% to $53.2 million for the three month period ended June 30, 1999 from $55.6 million for the comparable period in 1998. Net international sales, excluding Canada, increased 60.3% to $11.7 million for the three month period ended June 30, 1999 from $7.3 million for the comparable period in 1998. Canadian net sales increased 57.1% to $6.6 million for the three month period ended June 30, 1999 from $4.2 million for the comparable period in 1998. These increases were primarily attributable to increased sales of spring sportswear and footwear units predominately in Europe and Canada.

Gross Profit: Gross profit as a percentage of net sales was 43.8% for the three months ended June 30, 1999 compared to 42.3% for the comparable period in 1998. The increase in gross margin was due to increased European sales of spring product, which generally have a higher gross profit margin than domestic spring margin, and strong reorders of domestic spring product resulting in minimal close-outs during the three months ended June 30, 1999.

Selling, General and Administrative Expense: Selling, general, and administrative expense increased 15.4% to $30.7 million for the three months ended June 30, 1999 from $26.6 million for the comparable period in 1998, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales and the additional depreciation expense attributable to the continuing investment in global infrastructure. As a percentage of sales, selling, general, and administrative expenses increased to 42.9% for the three months ended June 30, 1999 from 39.7% for the comparable period in 1998, reflecting the additional depreciation associated with the recent capitalization of the distribution center expansion and enterprise information system. The Company believes that in the longer term it will be able to leverage selling, general, and administrative expense as a percentage of sales as its international operations become more established and its sportswear and footwear sales expand.

Interest Expense: Interest expense increased by 32.3% for the three months ended June 30, 1999 from the comparable period in 1998. The increase was attributable to the issuance of long-term senior promissory notes in the third quarter of 1998 to finance the expansion of the domestic distribution center coupled with less interest being capitalized due to the completion of the distribution center and enterprise information system installations.

Six Months Ended June 30,1999 Compared to Six Months Ended June 30,1998

Net sales: Net sales increased 13.0% to $160.6 million for the six month period ended June 30, 1999 from $142.1 million for the comparable period in 1998. Domestic sales increased 0.8% to $116.5 million for the six month period ended June 30, 1999 from $115.6 million for the comparable period in 1998. Net international sales, excluding Canada, increased 71.8% to $30.4 million for the six month period ended June 30, 1999 from $17.7 million for the comparable period in 1998. Canadian net sales increased 56.8% to $13.8 million for the six month period ended June 30, 1999 from $8.8 million for the comparable period in 1998. These increases were primarily attributable to increased sales of spring sportswear and footwear units predominately in Europe and Canada.

Gross Profit: Gross profit as a percentage of net sales was 39.8% for the six months ended June 30, 1999 compared to 40.3% for the comparable period in 1998. The decrease in gross margin was due to increased domestic sales of fall carryover close-out products, reduced domestic sales of current fall products and a higher portion of lower margin sportswear and footwear sales during the six months ended June 30, 1999 when compared to the prior year.

Selling, General and Administrative Expense: Selling, general, and administrative expense increased 13.1% to $62.2 million for the six months ended June 30, 1999 from $55.0 million for the comparable period in 1998, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales and additional depreciation expense related to the continuing investment in global infrastructure. As a percentage of sales, selling, general, and administrative expenses increased slightly to 38.8% for the six months ended June 30, 1999 from 38.7% for the comparable period in 1998, reflecting the additional depreciation from the remaining components of the distribution center expansion and enterprise information system being capitalized in the first six months of 1999. The Company believes that in the longer term it will be able to leverage selling, general, and administrative expense as a percentage of sales as its international operations become more established and its sportswear and footwear sales expand.

Interest Expense: Interest expense increased by 36.1% for the six months ended June 30, 1999 from the comparable period in 1998. The increase was attributable to the issuance of long-term senior promissory notes in the third quarter of 1998 to finance the expansion of the domestic distribution center and the reduction in capitalized interest following completion of the distribution center and enterprise information system.

Seasonality of Business

The Company's business is impacted by the general seasonal trends that are characteristic of many companies in the outdoor apparel industry in which sales and profits are highest in the third calendar quarter. The Company's products are marketed on a seasonal basis, with a product mix weighted substantially toward the fall season. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The sale of the Company's products is subject to substantial cyclical fluctuation or impact from unseasonal weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on the Company's results of operations and financial condition.

Liquidity and Capital Resources

The Company's primary ongoing funding requirements are to finance working capital and continued growth of the business. At June 30, 1999, the Company had total cash equivalents of $4.6 million compared to $5.2 million at June 30, 1998. Cash used in operating activities was $0.4 million for the six months ended June 30, 1999 and $19.6 million for the comparable period in 1998. This decrease was primarily due to a decrease in accounts receivable which provided additional cash to fund the Company's first six months of operations in 1999.

The Company's primary capital requirements are for working capital, investing activities associated with expansion of its distribution center, information systems development and general corporate needs. Net cash used in investing activities was $7.4 million for the six months ended June 30, 1999 and $22.4 million for the comparable period in 1998 as a result of decreasing capital investment and completion of the enterprise information system installation and distribution center expansion.

Cash provided by financing activities was $5.7 million for the six months ended June 30, 1999 compared to $43.1 million for the comparable period in 1998. The decrease in net cash provided by financing activities was primarily due to repayments of short-term borrowings.

To fund its working capital requirements, the Company has available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $113 to $133 million. As of June 30, 1999, $14.1 million was outstanding under these lines of credit. Additionally, the Company maintains credit agreements in order to provide the Company unsecured lines of credit with a combined limit of approximately $105 million available as an import line of credit for issuing documentary letters of credit.

In connection with current capital projects, the Company entered into a note purchase agreement on August 11, 1998. Pursuant to the note purchase agreement, the Company issued senior promissory notes in the aggregate principal amount of $25 million, bearing an interest rate of 6.68% and maturing August 11, 2008. Proceeds from the notes have been used to finance the expansion of the Company's distribution center in Portland, Oregon. Up to an additional $15 million in shelf notes may be issued under the note purchase agreement.

Year 2000 Compliance

The Company has made extensive efforts over the past several years to upgrade or replace all enterprise level software and hardware platforms. A part of the selection criteria for new software and hardware systems is global software support and Year 2000 compliance. The Company has replaced its management information system with an enterprise system that integrates Electronic Data Interchange (EDI) and inventory management capabilities and will address the Year 2000 issue on all core Company business systems. These include, but are not limited to, purchasing, manufacturing, inventory management, distribution, sales order processing, and financial applications. The Company has other ancillary systems such as sales reporting, product development, retail, merchandising and design that are in the process of being modified or scheduled to be modified as required to address Year 2000 issues by the end of the third quarter. Desktop productivity systems, networking and communications are also integral to the Company's operations and have been surveyed for Year 2000 compliance. Non-compliant components and software have been upgraded or replaced in approximately ninety percent (90%) of the Company's worldwide desktop computer inventory. The remaining non-compliant hardware and software is on schedule to be upgraded or replaced by the end of the third quarter. Non-information technology systems such as Company-owned manufacturing equipment, office equipment and local office telephone systems have been assessed for related Year 2000 risks and are currently being updated and/or replaced. The Company has passed the National Retail Federation (NRF) survival 2000 project test and is listed on the NRF website. The majority of the Company's product sourcing is performed through independent manufacturers primarily in Southeast Asia. The Company has surveyed its key suppliers and the preliminary results indicate that the Year 2000 issue will not impact the Company's ability to effectively source its products.

The Company's enterprise management information systems were implemented primarily to improve its business processes rather than solely to address Year 2000 compliance issues. The costs associated with bringing the Company's ancillary, desktop productivity, networking, communication and non-information technology systems into Year 2000 compliance have been assessed and the Company estimates that expenditures for the project will be approximately $0.9 million for the year ended December 31, 1999, of which $0.2 million has been incurred as of June 30, 1999, with costs being paid out of working capital. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with implementation and testing, and may require further revision.

The Company has undergone what it believes is a reasonable and thorough review of Year 2000 issues on its operations, liquidity and financial condition and identified the related issues and risks. As a result of this review, the Company believes no identified issues or reasonably foreseeable circumstances should have a material effect on the Company.

The most reasonable likely worst case scenario facing the Company regarding Year 2000 compliance is the inability of purportedly compliant software or systems to perform as intended. A corporate Year 2000 steering committee developed a contingency plan strategy which identifies critical business processes and systems and their associated risks to and impact on the Company. A comprehensive contingency plan drafted from this strategy will be in place by the end of the third quarter. The Company will continue to take appropriate measures to assure that its operating systems are prepared for Year 2000 related issues. It should be understood that the Company is reliant on many external parties and their related systems which could affect the Company's ability to meet possible eventualities. Such external entities include, but are not limited to, certain United States and foreign governmental agencies, material suppliers, and product manufacturers as well as service providers such as freight forwarders, transportation, and utilities companies.

Euro Currency Conversion

On January 1, 1999, the euro was adopted as the national currency of these participating European Union ("EU") countries - Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Portugal and Spain. The Company has committed resources to conduct risk assessments and to take corrective actions, where required, to ensure that the enterprise information system is not adversely affected by the implementation of the euro. The Company is undertaking a review of the euro implementation both in participating and non-participating EU countries where it has operations. Progress regarding euro implementation is reported periodically to management.

The Company has not experienced any significant operational disruptions to date and does not expect the continued implementation of the euro to cause any significant operational disruptions. In addition, the Company has not incurred and does not expect to incur any significant costs from the continued implementation of the euro which could materially affect the Company's liquidity or capital resources.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

PART II.  OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on June 9, 1999 where the following matters were submitted to a vote of the shareholders, with the results set forth below:

1. Election of six directors to serve until the 2000 Annual Meeting of Shareholders or until their respective successors are duly qualified and elected:

                                                                   Withheld or
                                          In Favor                   Abstained
                                          --------                 -----------
     Gertrude Boyle                       23,976,196                    29,634
     Timothy P. Boyle                     23,977,761                    28,069
     Sarah Bany                           23,976,036                    29,794
     John Stanton                         23,981,751                    24,079
     Edward S. George                     23,981,971                    23,859
     Murrey R. Albers                     23,976,961                    28,869

2.   Approval of the Company's Employee Stock Purchase Plan:

                                                                 Abstained and
                         In Favor            Opposed           Broker Nonvotes
                         --------            -------           ---------------
                       23,869,850             55,395                    80,585

3.   Approval of the Company's Executive Incentive Compensation Plan:

                                                                 Abstained and
                         In Favor            Opposed           Broker Nonvotes
                         --------            -------           ---------------
                       23,814,287            165,610                    25,933


ITEM 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.1 Third Amendment to Credit Agreement dated June 30, 1999 between Wells Fargo Bank National Association and Columbia Sportswear Company.

          10.2   The 1999 Employee Stock Purchase Plan, as amended.

          10.3   Executive Incentive Compensation Plan.

          27.1   Financial Data Schedule.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COLUMBIA SPORTSWEAR COMPANY

Date: August 10, 1999                  PATRICK D. ANDERSON
                                       -----------------------------------------
                                       Patrick D. Anderson
                                       Chief Financial Officer and
                                       Authorized Officer