Form 10-Q
period 1999-09-30
COLUMBIA SPORTSWEAR CO
filed 1999-11-12
CIK 1050797

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----   SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended           September 30, 1999
                                          --------------------------------------
                                                     OR
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

                               YES [X] NO [ ]

The number of shares of Common Stock outstanding on September 30, 1999, was 25,313,663.

                           COLUMBIA SPORTSWEAR COMPANY

                               SEPTEMBER 30, 1999


                               INDEX TO FORM 10-Q

                                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION

ITEM 1 -  Financial Statements - Columbia Sportswear Company (Unaudited)

          Condensed Consolidated Balance Sheets ...............................2

          Condensed Consolidated Statements of Operations......................3

          Condensed Consolidated Statements of Cash Flows......................4

          Notes to Condensed Consolidated Financial Statements.................5

ITEM 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................8

ITEM 3 -  Quantitative and Qualitative Disclosures about Market Risk..........12

PART II.  OTHER INFORMATION

ITEM 6 -  Exhibits and Reports on Form 8-K....................................12

          SIGNATURES .........................................................13

ITEM 1 - Financial Statements


                           COLUMBIA SPORTSWEAR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                       September 30, 1999          December 31, 1998
                                                                       ------------------          -----------------
                            ASSETS

Current Assets:
  Cash and cash equivalents                                                 $       8,601              $       6,777
  Accounts receivable, net of allowance of $4,806 and
    $3,395, respectively                                                          183,004                    105,967
  Inventories (Note 2)                                                             97,214                     74,059
  Deferred tax asset                                                                9,357                      8,895
  Prepaid expenses and other current assets                                         1,537                      2,485
                                                                            -------------              -------------
    Total current assets                                                          299,713                    198,183

Property, plant, and equipment, net                                                70,478                     68,692
Intangibles and other assets                                                        2,234                      2,603
                                                                            -------------              -------------
    Total assets                                                            $     372,425              $     269,478
                                                                            =============              =============


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                             $      86,508              $      34,727
  Accounts payable                                                                 42,562                     37,514
  Accrued liabilities                                                              25,709                     15,469
  Income taxes payable                                                             11,618                        767
  Current portion of long-term debt                                                   246                        201
                                                                            -------------              -------------
    Total current liabilities                                                     166,643                     88,678

Long-term debt                                                                     26,731                     27,275
Deferred tax liability                                                              4,976                      4,111
                                                                            -------------              -------------
    Total liabilities                                                             198,350                    120,064

Commitments and contingencies                                                           -                          -

Shareholders' Equity:
  Preferred stock; 10,000 shares authorized; none
    issued and outstanding                                                              -                          -
  Common stock; 50,000 shares authorized; 25,314 and
    25,267 issued and outstanding, respectively                                   125,466                    124,990
  Retained earnings                                                                56,175                     32,282
  Accumulated other comprehensive income                                           (3,912)                    (3,478)
  Unearned portion of restricted stock issued for future
       services                                                                    (3,654)                    (4,380)
                                                                            -------------              -------------
    Total shareholders' equity                                                    174,075                    149,414
                                                                            -------------              -------------
    Total liabilities and shareholders' equity                              $     372,425              $     269,478
                                                                            =============              =============


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                ----------------------------      ----------------------------
                                                        1999            1998              1999            1998
                                                ------------    ------------      ------------    ------------
Net sales                                       $    187,568    $    173,956      $    348,198    $    316,071
Cost of sales                                         98,097          94,311           194,813         179,106
                                                ------------    ------------      ------------    ------------

Gross profit                                          89,471          79,645           153,385         136,965
Selling, general, and administrative                  47,421          39,497           109,668          94,474
                                                ------------    ------------      ------------    ------------

Income from operations                                42,050          40,148            43,717          42,491
Interest expense, net                                  1,729           1,513             3,392           2,735
                                                ------------    ------------      ------------    ------------

Income before income tax                              40,321          38,635            40,325          39,756
Income tax expense (Note 3)                           16,430          15,763            16,432          14,219
                                                ------------    ------------      ------------    ------------

Net income                                      $     23,891    $     22,872      $     23,893    $     25,537
                                                ============    ============      ============    ============

Net income per share (Note 4):
  Basic                                         $       0.94    $       0.91      $       0.94    $       1.10
  Diluted                                       $       0.93    $       0.90      $       0.94    $       1.08
Weighted average shares outstanding :
  Basic                                               25,303          25,247            25,292          23,219
  Diluted                                             25,627          25,503            25,552          23,561


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                  Nine Months Ended September 30,
                                                                                -------------------------------------
                                                                                         1999                    1998
                                                                                -------------           -------------
Cash Flows From Operating Activities:
  Net income                                                                    $      23,893           $      25,537
  Adjustments to reconcile net income to net cash used in
      Operating activities:
      Depreciation and amortization                                                     9,175                   5,508
      Non-cash compensation                                                               726                     727
      Loss on disposal of property, plant, and equipment                                   73                      19
      Deferred income tax provision (benefit)                                             403                  (8,000)
      Changes in operating assets and liabilities:
        Accounts receivable                                                           (77,356)                (91,655)
        Inventories                                                                   (22,785)                (38,076)
        Prepaid expenses and other current assets                                         926                    (397)
        Intangibles and other assets                                                      108                    (852)
        Accounts payable                                                                4,766                  30,577
        Accrued liabilities                                                            10,341                   8,564
        Income taxes payable                                                           10,781                  17,419
                                                                                -------------           -------------
          Net cash used in operating activities                                       (38,949)                (50,629)
                                                                                -------------           -------------

Cash Flows From Investing Activities:
  Additions to property, plant, and equipment                                         (10,734)                (33,474)
  Proceeds from sale of property, plant, and equipment                                     14                     160
                                                                                -------------           -------------
          Net cash used in investing activities                                       (10,720)                (33,314)
                                                                                -------------           -------------

Cash Flows From Financing Activities:
  Net borrowings on notes payable                                                      51,749                  52,250
  Issuance (repayment) of long-term debt                                                 (499)                 24,538
  Issuance of common stock                                                                476                 108,081
  Distributions paid to shareholders                                                        -                 (95,128)
                                                                                -------------           -------------
          Net cash provided by financing activities                                    51,726                  89,741
                                                                                -------------           -------------
Net Effect of Exchange Rate Changes on Cash                                              (233)                    (95)
                                                                                -------------           -------------
Net Increase in Cash and Cash Equivalents                                               1,824                   5,703
Cash and Cash Equivalents, Beginning of Period                                          6,777                   4,001
                                                                                -------------           -------------
Cash and Cash Equivalents, End of Period                                        $       8,601           $       9,704
                                                                                =============           =============


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the Company) and in the opinion of management contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1999, and the results of operations for the three months and nine months ended September 30, 1999 and 1998 and of cash flows for the nine months ended September 30, 1999 and 1998. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2.  INVENTORIES

Inventories consist of the following (in thousands):

                               September 30, 1999           December 31, 1998
                               ------------------           -----------------
Raw materials                         $     2,552                 $     4,071
Work in process                             7,221                       5,576
Finished goods                             87,441                      64,412
                                      -----------                 -----------
                                      $    97,214                 $    74,059
                                      ===========                 ===========


NOTE 3.  INCOME TAXES

Prior to the Company's initial public offering completed on April 1, 1998, the Company operated as an "S" corporation, and as a result was not subject to federal or most state income taxes. In connection with the public offering, the Company terminated its "S" corporation status. As a result, since April 1, 1998 the Company has been subject to federal and state income taxes. The Company recognized a non-recurring, non-cash benefit of approximately $2 million to earnings in the first quarter of 1998 to record deferred income taxes for the tax effect of cumulative temporary differences between financial statement and income tax bases of the Company's assets and liabilities.

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

There were no adjustments to net income in computing diluted net income per share for the three months and nine months ended September 30, 1999 and 1998. A reconciliation of the common shares used in the denominator for computing basic and diluted net income per share is as follows (in thousands, except per share amounts):

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                   ----------------------------      ----------------------------
                                                           1999            1998              1999            1998
                                                   ------------    ------------      ------------    ------------
Weighted average common shares outstanding,
used in computing basic net income per share             25,303          25,247            25,292          23,219

Effect of dilutive stock options                            324             256               260             342
                                                   ------------    ------------      ------------    ------------

Weighted-average common shares outstanding,
used in computing diluted net income per share           25,627          25,503            25,552          23,561
                                                   ============    ============      ============    ============

Net income per share of common stock:
     Basic                                         $       0.94    $       0.91      $       0.94    $       1.10
     Diluted                                       $       0.93    $       0.90      $       0.94    $       1.08


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

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                   ----------------------------      ----------------------------
                                                           1999            1998              1999            1998
                                                   ------------    ------------      ------------    ------------
Net sales to unrelated entities:
     United States                                 $    139,836    $    139,594      $    256,314    $    255,234
     Canada                                              25,189          19,807            38,946          28,598
     Other International                                 22,543          14,555            52,938          32,239
                                                   ------------    ------------      ------------    ------------
                                                   $    187,568    $    173,956      $    348,198    $    316,071
                                                   ============    ============      ============    ============

Income (loss) before income tax:
     United States                                 $     33,989    $     35,034      $     35,020    $     39,949
     Canada                                               8,098           5,093            10,429           5,425
     Other International                                  1,464           1,154                 6          (1,070)
     Less interest and other income
         (expense) and eliminations                      (3,230)         (2,646)           (5,130)         (4,548)
                                                   ------------    ------------      ------------    ------------
                                                   $     40,321    $     38,635      $     40,325    $     39,756
                                                   ============    ============      ============    ============

                                             September 30,         December 31,
                                                     1999                 1998
                                             ------------         ------------
Assets:
     United States                           $    329,490         $    247,125
     Canada                                        36,792               16,696
     Other international                           42,068               33,571
                                             ------------         ------------
                                                  408,350              297,392

     Eliminations                                 (35,925)             (27,914)
                                             ------------         ------------
                                             $    372,425         $    269,478
                                             ============         ============


NOTE 6. COMPREHENSIVE INCOME

The schedule detailing the components of comprehensive income is as follows (in thousands):

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                   ----------------------------      ----------------------------
                                                           1999            1998              1999            1998
                                                   ------------    ------------      ------------    ------------
Net income                                         $     23,891    $     22,872      $     23,893    $     25,537

Foreign currency translation adjustments                   (680)           (140)             (354)            328

Derivative loss                                             (28)              -               (80)              -
                                                   ------------    ------------      ------------    ------------
Comprehensive income                               $     23,183    $     22,732      $     23,459    $     25,865
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

Foreign Currency Exchange Risk Management

The Company uses a combination of foreign currency option and forward exchange contracts to hedge against the currency risk associated with Japanese yen, Canadian dollar and European euro denominated, firmly committed and anticipated transactions for the next twelve months.

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, such financial instruments are marked-to-market with the offset to other comprehensive income and then subsequently recognized as a component of gross margin when the underlying transaction is recognized. The Company measures hedge effectiveness of foreign currency option and forward exchange contracts based on the forward price of the underlying commodity. Hedge ineffectiveness was not material during the quarter ended September 30, 1999.

At September 30, 1999, the Company had foreign currency option and forward exchange contracts outstanding with an aggregate notional amount of approximately $6.0 million and $17.4 million, respectively. The fair value of these instruments was negligible as of September 30, 1999 and has been recorded in accounts receivable with the offset to other comprehensive income and earnings. The fair value of these instruments will be recognized in earnings within the next twelve months.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements in this report concerning certain expected future expenses as a percentage of net sales, future financing and working capital requirements and availability, and the Year 2000 issue constitute forward - looking statements that are subject to risks and uncertainties. These risks could cause actual results or activities to differ materially from those expected. Factors that could adversely affect selling, general and administrative expense as a percentage of net sales include factors that could have an adverse impact on sales and those that could result in unexpected expenses. These include, but are not limited to, increased competitive factors (including increased competition, new product offerings by competitors and price pressures), effects of weather, unfavorable seasonal differences in sales volume, changes in consumer preferences, as well as an inability to increase sales to department stores, to open and operate new concept shops, to expand sales of footwear and sportswear, and to increase sales in international markets. Other factors could include a failure to manage growth effectively, unavailability of independent manufacturing, labor or supplies at reasonable prices and the Year 2000 issue. In addition, unfavorable business conditions, disruptions in the outerwear, sportswear and rugged footwear industries or changes in the general economy could have adverse effects. Factors that could materially affect future financing include, but are not limited to, the ability to obtain additional financing on acceptable terms. Factors that could materially affect future working capital requirements include, but are not limited to, the factors listed above. Factors that could materially affect the Company in connection with the Year 2000 issue include, but are not limited to, unanticipated costs associated with any additional required modifications to the Company's computer systems and associated software as well as failures of external systems of suppliers, business partners or governmental agencies.

Results of Operations

The following table sets forth, for the periods indicated, selected Company income statement data expressed as a percentage of net sales.

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                   ----------------------------      ----------------------------
                                                         1999              1998            1999               1998
                                                   ----------        ----------      ----------          ----------
Net sales                                               100.0%            100.0%          100.0%              100.0%
Cost of sales                                            52.3              54.2            55.9                56.7
Gross profit                                             47.7              45.8            44.1                43.3
Selling, general and administrative expense              25.3 (1)          22.7            31.5 (1)            29.9
Income from operations                                   22.4              23.1            12.6                13.4
Interest expense, net                                     0.9               0.9             1.0                 0.8
Income before income tax                                 21.5              22.2            11.6                12.6
Income tax expense                                        8.8               9.1             4.7                 4.5 (2)
Net income                                               12.7%             13.1%            6.9%                8.1%

(1) Includes a one-time charge of $1.5 million related to the closure of the Company's manufacturing facility.

(2) Includes a $2.0 million deferred tax benefit which was realized upon the Company's conversion to C corporate status in conjunction with the Company's initial public offering.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net sales: Net sales increased 7.8% to $187.6 million for the three month period ended September 30, 1999 from $174.0 million for the comparable period in 1998. Domestic sales increased 0.1% to $139.8 million for the three month period ended September 30, 1999 from $139.6 million for the comparable period in 1998. Net international sales, excluding Canada, increased 54.1% to $22.5 million for the three month period ended September 30, 1999 from $14.6 million for the comparable period in 1998. Canadian net sales increased 27.3% to $25.2 million for the three month period ended September 30, 1999 from $19.8 million for the comparable period in 1998. The international and Canadian unit sales increased across all merchandise categories.

Gross Profit: Gross profit as a percentage of net sales was 47.7% for the three months ended September 30, 1999 compared to 45.8% for the comparable period in 1998. The increase in gross margin was primarily attributable to the increase in international sales (which generally have a higher gross profit margin than domestic sales), reduced spring and fall close-out sales and favorable pricing and deliveries on fall 1999 production from the Company's overseas sourcing operations as compared to the three months ended September 30, 1998.

Selling, General and Administrative Expense: Selling, general, and administrative expense increased 20.0% to $47.4 million for the three months ended September 30, 1999 from $39.5 million for the comparable period in 1998, primarily as a result of the accrual of $1.5 million related to the announced closure of the Company's only manufacturing facility and the additional depreciation expense attributable to the continuing investment in global infrastructure. As a percentage of sales, selling, general, and administrative expenses increased to 25.3% for the three months ended September 30, 1999 from 22.7% for the comparable period in 1998, reflecting the manufacturing facility closure and the additional depreciation associated with the recent capitalization of the domestic distribution center expansion and enterprise information system. The Company believes that in the longer term it will be able to leverage selling, general, and administrative expense as a percentage of sales as its international operations become more established and its sportswear and footwear sales expand.

Interest Expense: Interest expense increased by 14.3% for the three months ended September 30, 1999 from the comparable period in 1998. The increase was attributable primarily to less interest being capitalized in the current quarter due to the completion of the distribution center and enterprise information system installations.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Net sales: Net sales increased 10.2% to $348.2 million for the nine month period ended September 30, 1999 from $316.1 million for the comparable period in 1998. Domestic sales increased 0.4% to $256.3 million for the nine month period ended September 30, 1999 from $255.2 million for the comparable period in 1998. Net international sales, excluding Canada, increased 64.3% to $52.9 million for the nine month period ended September 30, 1999 from $32.2 million for the comparable period in 1998. Canadian net sales increased 36.0% to $38.9 million for the nine month period ended September 30, 1999 from $28.6 million for the comparable period in 1998. These increases were primarily attributable to increased sales in Europe and Canada across all merchandise categories and increased sales of spring sportswear and footwear units in other regions.

Gross Profit: Gross profit as a percentage of net sales was 44.1% for the nine months ended September 30, 1999 compared to 43.3% for the comparable period in 1998. The increase in gross margin was primarily due to decreased domestic sales of spring close-out products, favorable pricing and deliveries on fall 1999 production from the Company's overseas sourcing operations, and increased sales of current fall products in Europe (which generally have a higher gross profit margin than domestic sales) during the nine months ended September 30, 1999 when compared to the prior year.

Selling, General and Administrative Expense: Selling, general, and administrative expense increased 16.1% to $109.7 million for the nine months ended September 30, 1999 from $94.5 million for the comparable period in 1998, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales, the Company's announced only manufacturing facility closure, and additional depreciation expense related to the continuing investment in global infrastructure. As a percentage of sales, selling, general, and administrative expenses increased to 31.5% for the nine months ended September 30, 1999 from 29.9% for the comparable period in 1998, reflecting the manufacturing facility closure and additional depreciation from the remaining components of the domestic distribution center expansion and enterprise information system being capitalized in the first nine months of 1999.

Interest Expense: Interest expense increased by 24.0% for the nine months ended September 30, 1999 from the comparable period in 1998. The increase was attributable to the issuance of long-term senior promissory notes in the third quarter of 1998 to finance the expansion of the domestic distribution center and the reduction in capitalized interest following completion of the domestic distribution center and enterprise information system.

Seasonality of Business

The Company's business is affected by the general seasonal trends that are characteristic of many companies in the outdoor apparel industry in which sales and profits are highest in the third calendar quarter. The Company's products are marketed on a seasonal basis, with a product mix weighted substantially toward the fall season. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The sale of the Company's products is subject to substantial cyclical fluctuation or impact from unseasonal weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on the Company's results of operations and financial condition.

Liquidity and Capital Resources

The Company's primary capital requirements are for working capital, investing activities associated with expansion of its domestic distribution center, information systems development and general corporate needs. At September 30, 1999, the Company had total cash equivalents of $8.6 million compared to $9.7 million at September 30, 1998. Cash used in operating activities was $38.9 million for the nine months ended September 30, 1999 and $50.6 million for the comparable period in 1998. This decrease was primarily due to a reduction in the rate of change in accounts receivable and inventories over the nine month period ended September 30, 1999 compared to the same period in the prior year.

Net cash used in investing activities was $10.7 million for the nine months ended September 30, 1999 and $33.3 million for the comparable period in 1998 as a result of decreasing capital investment and completion of the enterprise information system installation and domestic distribution center expansion.

Cash provided by financing activities was $51.7 million for the nine months ended September 30, 1999 compared to $89.7 million for the comparable period in 1998. The decrease in net cash provided by financing activities was primarily due to issuance of long-term debt in the prior year.

To fund its working capital requirements, the Company has available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $112 to $132 million. As of September 30, 1999, $86.5 million was outstanding under these lines of credit. Additionally, the Company maintains credit agreements in order to provide the Company unsecured lines of credit with a combined limit of approximately $105 million available as an import line of credit for issuing documentary letters of credit.

In connection with current capital projects, the Company entered into a note purchase agreement on August 11, 1998. Pursuant to the note purchase agreement, the Company issued senior promissory notes in the aggregate principal amount of $25 million, bearing an interest rate of 6.68% and maturing August 11, 2008. Proceeds from the notes have been used to finance the expansion of the Company's domestic distribution center in Portland, Oregon. Up to an additional $15 million in shelf notes are available under the note purchase agreement.

Year 2000 Compliance

The Company has made extensive efforts over the past several years to upgrade or replace all enterprise level software and hardware platforms. A part of the selection criteria for new software and hardware systems is global software support and Year 2000 compliance. The Company has replaced its management information system with an enterprise system that integrates Electronic Data Interchange (EDI) and inventory management capabilities and will address the Year 2000 issue on all core Company business systems. These include, but are not limited to, purchasing, manufacturing, inventory management, distribution, sales order processing, and financial applications. The Company has two ancillary systems, product development and cooperative advertising, that are in the process of being modified or scheduled to be modified as required to address Year 2000 issues by the end of 1999. Desktop productivity systems, networking and communications are also integral to the Company's operations and have been surveyed for Year 2000 compliance. Non-compliant components and software have been upgraded or replaced in all essential worldwide desktop computer inventory. Non-information technology systems such as Company-owned manufacturing equipment, office equipment and local office telephone systems have been assessed for related Year 2000 risks have been updated and/or replaced as necessary. The Company is also reliant on many external parties and their related systems in the production and delivery of its products. Such external entities include, but are not limited to, certain United States and foreign governmental agencies, material suppliers, and product manufacturers as well as service providers such as freight forwarders, transportation and utilities companies. The Company has surveyed its key suppliers and service providers and preliminary results indicate that the Year 2000 issue will not materially impact the Company's ability to effectively source and deliver its products.

The Company's enterprise management information systems were implemented primarily to improve its business processes rather than solely to address Year 2000 compliance issues. The costs associated with bringing the Company's ancillary, desktop productivity, networking, communication and non-information technology systems into Year 2000 compliance have been assessed and the Company estimates that expenditures for the project will be approximately $0.8 million for the year ended December 31, 1999, of which $0.6 million has been incurred as of September 30, 1999, with costs being paid out of working capital. This estimate, based on currently available information, will be updated as the Company continues its assessment and proceeds with implementation and testing, and may require further revision.

The Company has undergone what it believes is a reasonable and thorough review of Year 2000 issues on its operations, liquidity and financial condition and identified the related issues and risks. As a result of this review, the Company believes no identified issues or reasonably foreseeable circumstances should have a material effect on the Company.

The most reasonable likely worst case scenario facing the Company regarding Year 2000 compliance is the inability of purportedly compliant software or systems, particularly those of third parties, to perform as intended. A corporate Year 2000 steering committee developed a strategy which identified critical business processes and systems and their associated risks to and impact on the Company. From this strategy, comprehensive contingency plans have been developed. It should be understood that the Company is reliant on many external parties and their related systems which could affect the Company's ability to meet possible eventualities. Such external entities include, but are not limited to, certain United States and foreign governmental agencies, material suppliers, and product manufacturers as well as service providers such as freight forwarders, transportation, and utilities companies. The Company will continue to take appropriate measures to assure that its operations are prepared for Year 2000 related issues.

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

         27.1  Financial Data Schedule.

     (a) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COLUMBIA SPORTSWEAR COMPANY


Date:  November 10, 1999               PATRICK D. ANDERSON
                                       -----------------------------------------
                                       Patrick D. Anderson
                                       Chief Financial Officer
                                       and Authorized Officer