Form 10-K405
period 1999-12-31
COLUMBIA SPORTSWEAR CO
filed 2000-03-30
CIK 1050797

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COLUMBIA SPORTSWEAR COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            OREGON                         0-23939                        93-0498284
 (STATE OR OTHER JURISDICTION          (COMMISSION FILE                 (IRS EMPLOYER
              OF                           NUMBER)                  IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

    6600 NORTH BALTIMORE PORTLAND, OREGON                          97203
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (503) 286-3676
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 29, 2000, was $134,297,000 based upon the last reported sale price of the Company's Common Stock as reported by the Nasdaq National Market System.

     The number of shares of Common Stock outstanding on February 29, 2000, was 25,366,520.

     Part III is incorporated by reference from the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Commission within 120 days of December 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          COLUMBIA SPORTSWEAR COMPANY

                               DECEMBER 31, 1999

                               TABLE OF CONTENTS

                            ITEM                              PAGE
                            ----                              ----
                              PART I
Item 1.     Business........................................    3
Item 2.     Properties......................................   10
Item 3.     Legal Proceedings...............................   10
Item 4.     Submission of Matters to a Vote of Security
  Holders...................................................   10
Item 4(a). Executive Officers and Key Employees of the
  Registrant................................................   11

                             PART II
Item 5.     Market for Registrant's Common Equity and
  Related Stockholder Matters...............................   13
Item 6.     Selected Financial Data.........................   14
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations...   15
Item 7(a). Quantitative and Qualitative Disclosures about
  Market Risk...............................................   21
Item 8.     Financial Statements and Supplementary Data.....   22
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............   41

                             PART III
Item 10.    Directors and Executive Officers and Key
  Employees of the Company..................................   41
Item 11.    Executive Compensation..........................   41
Item 12.    Security Ownership of Certain Beneficial Owners
  and Management............................................   41
Item 13.    Certain Relationships and Related
  Transactions..............................................   41

                             PART IV
Item 14.    Exhibits, Financial Statement Schedules and
  Reports on Form 8-K.......................................   42

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Columbia Sportswear Company(R) was established in 1938 and incorporated under Oregon law in 1961. We design, manufacture, market and distribute active outdoor apparel, including outerwear, sportswear, rugged footwear and related accessories. As one of the largest outerwear manufacturers in the world and the leading seller of skiwear in the United States, we have developed an international reputation across an expanding product line for quality, performance, functionality and value. We believe our award-winning advertising campaign effectively positions the Columbia(R) brand as active, outdoor, authentic and distinctly American.

     Since 1938 we have grown from a small family-owned, regional hat distributor to a global leader in the active outdoor apparel industry. Known for durability and dependability at a reasonable price, we leveraged Columbia's brand awareness in the 1990s by expanding into related merchandise categories and developing our "head-to-toe" outfitting concept. During 1999, we distributed our products to approximately 10,300 retailers in 38 countries.

     We completed an Initial Public Offering (IPO) of 6,440,000 shares of Common Stock on April 1, 1998. Gross proceeds from the IPO totaled $115.9 million and proceeds net of underwriting discounts, commissions, and expenses, totaled approximately $106.9 million. Dividends were declared and paid in the amount of $102.3 million. The dividends represented our subchapter "S" accumulated adjustments account as of the termination date of our subchapter "S" corporation status, and were paid to shareholders of record on March 23, 1998. The remaining proceeds were used for working capital needs.

     Our business is subject to many risks and uncertainties that could materially adversely affect our financial condition and results of operations. For a description of some of these risks and uncertainties, we encourage you to read "Factors That May Affect Our Business" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

PRODUCTS

     We group our merchandise into four principal categories -- (1) outerwear,
(2) sportswear, (3) rugged footwear and (4) related accessories. The durability, functionality and affordability of our products make them ideal for use in a wide range of outdoor activities, including skiing, snowboarding, hunting, fishing, hiking and golf, as well as for casual wear. Across all of our product lines, we bring a commitment to innovative, functional product design and a reputation for durable, high quality materials and construction. We believe our broad range of competitively priced merchandise offers consumers one of the best price-value equations in the outdoor apparel and footwear industry.

     We believe the Columbia brand represents a differentiated active, outdoor, authentic, value-oriented and distinctly American image. We design our products to reinforce this image. In both the design and production phases, we focus our efforts on the development of popular, higher volume products at moderate price points. Our attention to technical details such as pockets that double as vents, double storm flaps over zippers and "gutters" that facilitate water run-off, as well as the use of special technical materials, contribute to the authenticity and functionality of our entire selection of merchandise.

     The following table shows the approximate percentage of sales attributable to each of our principal product categories during the last three fiscal years.

                                                              1999     1998     1997
                                                              -----    -----    -----
Outerwear...................................................   54.9%    60.2%    62.3%
Sportswear..................................................   31.7     27.9     25.8
Footwear....................................................    9.4      7.5      6.9
Accessories.................................................    4.0      4.4      5.0
                                                              -----    -----    -----
          Total.............................................  100.0%   100.0%   100.0%
                                                              =====    =====    =====

  Outerwear

     Outerwear is our most established product category. It is designed to protect the wearer from inclement weather in everyday use and in a variety of outdoor activities, including skiing, snowboarding, hiking, hunting and fishing. Many of our jackets incorporate our revolutionary Columbia Interchange System(R), which was introduced in 1983 and features a 3- or 4-jackets-in-1 design. Jackets incorporating the Interchange System typically combine a durable, nylon outershell with a removable, zip-out liner. The outershell and the liner may be worn separately or together. This layering approach provides the wearer with a jacket for all seasons and weather conditions at a reasonable price.

     Our skiwear line is the best selling brand of skiwear in the United States and includes products such as parkas, vests, ski pants, ski suits and pullovers.

     Our line of snowboard apparel, which carries the "Convert(R)" label, is another important component of the outerwear category. We were one of the first companies to identify and react to the rapid emergence of snowboarding as a popular sport, and as a result, our Convert line is now one of the top selling brands of snowboard apparel in the United States.

     Hunting and fishing products constitute one of our longest running product lines in the outerwear category. Our hunting and fishing merchandise offerings include apparel for the serious sportsman engaged in a variety of hunting and fishing activities. All of these products, including parkas, shells, vests, liners, bib pants and rain suits incorporate a variety of specific-purpose, tailored features that enhance our reputation as a leader in this category of outerwear.

     We also produce a separate line of youth outerwear products. The market for youth outerwear is significant and we are able to leverage our expertise in outerwear design and sourcing to meet the needs of the youth market.

  Sportswear

     In 1993 we targeted sportswear as a growth opportunity. Building on a foundation of authentic fishing and hunting shirts, we rapidly expanded our sportswear product offering, which resulted in sportswear sales increasing to 31.7% of our net sales for 1999.

     Our sportswear line is made up of outdoor sportswear, golf apparel, and GRT(R) (Gear for Rugged Trekking, Travel and Training).

     The outdoor sportswear product line, consisting primarily of hiking shorts, water sport trunks, fleece and pile products, sweaters, chinos, knit shirts, woven shirts, sweats, and jeans, appeals both to the serious outdoorsman and the more casual wearer who wants to project an outdoor image.

     Our golf line includes a variety of products designed specifically for the needs of golfers. It focuses on golf as an outdoor activity that requires specific fabrics and features to enhance performance.

     For the consumer interested in training, trekking and adventure travel, our GRT line of active outdoor performance apparel offers a line of lightweight products, many of which incorporate our Omni-Dry(R) system of moisture management.

     Sportswear products are designed to be sold alongside our outerwear and rugged footwear products as part of our unified "head-to-toe" outfitting concept. Although the majority of our sportswear sales are to sporting goods and specialty outdoor stores, department stores are becoming an increasingly important part of the distribution chain.

  Rugged Footwear

     We introduced rugged footwear in 1993. This category consists primarily of active all-weather and performance outdoor footwear, featuring innovative technical designs that incorporate waterproof/breathable constructions, thermal insulation, advanced cushioning systems and high abrasion, slip-resistant outsoles. Rugged footwear as a percentage of our consolidated net sales has increased from 2.9% in 1994 to 9.4% in 1999. We believe the market for rugged footwear represents a substantial growth opportunity.

  Accessories

     We also produce a line of accessories that includes hats, caps, scarves, gloves, mittens and headbands to complement our outerwear and sportswear lines.

LICENSING

     In June of 1999 we engaged a licensing agency to develop a strategy to license our trademarks across a range of categories that complement our current offerings. Since that time we have signed three separate licensing agreements that will bring Columbia brand casual and outdoor socks, packs and adventure travel bags and small personal leather goods to North American markets. We expect socks to be available in the marketplace in fall 2000, and for other products to be available no later than the first half of 2001. We believe that these licensed categories are a natural progression of our current product offering and strengthen our strategic product line expansion.

ADVERTISING, MARKETING, AND PROMOTION

     Our creative and award-winning print and broadcast advertising campaigns have built brand awareness and have helped to highlight the strengths of our product line among consumers. The humorous advertisements feature Chairman Gertrude Boyle as an overbearing taskmaster --"one tough mother"-- who demands high quality standards for our products. The advertisements, which often include witty dialogue between "Mother Boyle" and her son Tim, Columbia's President and Chief Executive Officer, remind consumers of our long history of providing authentic outdoor apparel with exceptional value and help to create the image of a distinctly American brand.

     One of our growth strategies is to improve the productivity of our existing customers by expanding the number of concept shops and brand enhancement systems at customer retail locations. Concept shops, which promote a consistent brand image, are located within the stores of our customers and are dedicated exclusively to selling our merchandise on a year-round basis. On a smaller scale, brand enhancement systems which include signage and fixtures that prominently display consolidated groupings of Columbia merchandise offer similar benefits. As of December 31, 1999, we had installed 674 concept shops in retail locations worldwide.

INVENTORY MANAGEMENT

     From the time of initial order through production, distribution and delivery, we manage our inventory to reduce risk. Our recently expanded U.S. distribution center and inventory management system coupled with our enterprise-wide information system have enhanced our ability to manage our inventories by providing detailed inventory status from the time of initial factory order through shipment to our retail customers.

     Additionally, through the use of incentive discounts we encourage early purchases by our customers to promote effective inventory management. We provide our customers with staggered delivery times through the spring and fall seasons, which also permits us and our customers to manage inventories effectively and thereby diminish the likelihood of closeout sales. Through our efforts to match purchases of inventory to the receipt of customer orders, we believe we are able to reduce the risk of overcommitting to inventory purchases. This helps us avoid significant inventory build-ups and minimizes working capital requirements. This strategy, however, does not eliminate inventory risk entirely because customer orders can generally be canceled up to 45 days prior to shipment.

PRODUCT DESIGN

     Our experienced in-house merchandising and design teams, working closely with internal sales and production teams as well as with retailers and consumers, produce products designed primarily for functionality and durability. In fact, we base many new products on existing designs such as the Bugaboo(R) Parka, a consistent best seller for more than a decade. By pursuing this strategy we believe we can attract a wider, value-oriented consumer audience than our more technical or fashion-oriented competitors.

     In addition, our use of special materials, such as Omni-Tech(TM) (waterproof, breathable) and Bergundtal Cloth (water-resistant, wind protection) substantially enhance the value of our products without adding significant cost.

SOURCING AND MANUFACTURING

     Our apparel and footwear products are produced internationally by independent manufacturers selected, monitored and coordinated by regional Columbia employees to assure conformity to strict quality standards. In some instances, manufacturers produce products with materials provided by us, and in other instances manufacturers obtain materials directly from a supplier. We believe the use of these independent manufacturers increases production capacity and flexibility and reduces our costs.

     Unlike many apparel companies, we use few independent agents in our sourcing activities. We maintain 11 sourcing and quality control offices in the Far East, each staffed by Columbia employees and managed by personnel native to the region. Personnel in these offices direct sourcing activities, help to ensure quality control and assist with the monitoring and coordination of overseas shipments. Final pricing for all orders, however, is approved by personnel from our U.S. headquarters. We believe Columbia personnel in the Far East, who are focused narrowly on our interests, are more responsive to our needs than independent agents would be and are more likely to build long-term relationships with key vendors. We believe these relationships enhance our access to raw materials and factory capacity at more favorable prices.

     For 1999 we produced approximately 90% (by dollar volume) of our products outside the United States, principally in the Far East. We attempt to monitor the selection of independent factories to ensure that no single manufacturer or country is responsible for manufacturing a disproportionate amount of our merchandise.

     On September 30, 1999 we announced the closure of our only manufacturing facility in Chaffee, Missouri, a strategic move designed to reduce costs and enhance operating efficiencies. The closure will be completed during the first quarter of 2000.

     We believe the use of independent manufacturers, in conjunction with the use of Columbia sourcing personnel rather than agents, increases our production flexibility and capacity and allows us to maintain control over critical aspects of the sourcing process. Our approach also enables us to substantially limit our capital expenditures and avoid costs associated with managing a large production work force. We do not have formal arrangements with most of our contractors or suppliers other than purchase orders. However, we believe our relationships with our contractors and suppliers are excellent and that the long-term, reliable and cooperative relationships that we have with many of our vendors provide us a competitive advantage over other apparel distributors.

     By having Columbia employees in regions where we source our products, we enhance our ability to monitor factories to ensure their compliance with Columbia's Standards of Manufacturing Practices. Our policies require every factory to comply with a code of conduct relating to factory working conditions and the treatment of workers involved in the production of Columbia brand products.

     Our quality control program is designed to ensure our products meet the highest quality standards. Our employees monitor the quality of fabrics and other components and inspect prototypes of each product before starting production runs. In addition, our employees also perform quality control checks throughout the production process up to and including final shipment to our customers. We believe our attention to the quality control program is an important and effective means of maintaining the quality and reputation of our products. Independent manufacturers generally produce our apparel using one of two principal methods. In the first method, the manufacturer purchases the raw materials needed to produce the garment from suppliers we approve, at prices and on terms negotiated by either that manufacturer or ourselves. A substantial portion of our merchandise is manufactured under this arrangement. In the second, sometimes referred to as "cut, make, pack, and quota" and used principally for production in China, we directly purchase the raw materials from suppliers, assure the availability of necessary U.S. import quotas, and ship the materials in a "kit," together with patterns, samples, and most other necessary items, to the independent manufacturer to produce the finished garment. While this second arrangement advances the timing for inventory purchases and exposes us to additional risks before a garment is manufactured, we believe it further increases our manufacturing flexibility and frequently provides us with a cost advantage over other production methods.

     We transact business on an order-by-order basis without exclusive commitments or arrangements to purchase from any single vendor. We believe, however, that the long term relationships with our vendors will help to assure adequate sources to produce a sufficient supply of goods in a timely manner and on satisfactory economic terms in the future.

     By sourcing the bulk of our products outside the United States, we are subject to risks of doing business abroad. These risks include, but are not limited to, foreign exchange rate fluctuations, governmental restrictions and political or labor disturbances. In particular, we must continually monitor import requirements and transfer production as necessary to lessen the potential impact from increased tariffs or quota restrictions which may be periodically imposed.

     We have from time to time experienced difficulty satisfying our raw material and finished goods requirements, and any such future difficulties could adversely affect our business operations. Three major factory groups accounted for approximately 15% of our total global production for 1999. Another company produces all of the zippers used in Columbia products. However, in both instances these factory groups have multiple factory locations, many of which are in different countries.

SALES AND DISTRIBUTION

     Our products are sold to approximately 10,300 specialty and department store retailers throughout the world. Our strategy for continued growth is to focus on:

     - Enhancing the productivity of existing retailers

     - Expanding distribution in international markets

     - Further developing the existing merchandise categories

     - Increasing our penetration into the department store and specialty footwear channels.

     During the last three fiscal years, we recorded the following geographic net sales percentages of Columbia product.

                                                      1999     1998     1997
                                                      -----    -----    -----
Net sales to unrelated entities:
  United States.....................................   72.6%    78.6%    81.2%
  Canada............................................   10.7      9.1      8.8
  Other international...............................   16.7     12.3     10.0
                                                      -----    -----    -----
                                                      100.0%   100.0%   100.0%
                                                      =====    =====    =====

     See Note 14 of Notes to Consolidated Financial Statements for net sales, income before income tax, identifiable assets, interest expense, and depreciation and amortization by geographic segment.

  North America

     Approximately 40% of the worldwide retailers that offer Columbia brand products are located in the United States and Canada. The sales in these two countries amounted to 83.3% of our total revenues for 1999. We work with 25 independent sales agencies that work with retail accounts that vary in size from single specialty store operations to the large chains made up of many stores in several locations.

     Our flagship store in Portland, Oregon is designed to create a distinctive "Columbia" environment, reinforcing the active and outdoor image of the Columbia brand. In addition, this store provides us with the ability to test new marketing and merchandising techniques. We also operate nine outlet stores in various locations throughout North America. These outlet stores are designed to sell excess inventory without adversely affecting our retail accounts.

     We distribute substantially all of our products to U.S. retailers from our newly expanded 649,000 square foot Rivergate Distribution Center located in Portland, Oregon. We inspect, sort, pack and ship products from this distribution facility. We handle Canadian distribution at a 66,000 square foot warehouse in Strathroy, Ontario. In some instances, independent manufacturers may ship Columbia products directly to a customer-designated facility.

  Other International

     We have a European sales and marketing office in Strasbourg, France. We currently sell our products directly to approximately 4,200 Western European retailers. We distribute products in Europe from an independent logistics company based in The Netherlands. Successful marketing and sales efforts, particularly in France, Spain, The Netherlands and Germany, resulted in net direct sales of our products in Europe of $41.4 million in 1999.

     We have distributed our products through independent distributors in Japan since the mid-1970s. In the fall of 1998, we began distributing our products directly in Japan, and during 1999 we sold our products to approximately 120 Japanese retailers. We believe that our direct sales approach in Japan creates an opportunity for accelerated sales growth in this region. In 1997 we also began selling our products in South Korea. Our offices in Tokyo and Seoul direct sales and marketing efforts in Asia.

     In several other countries throughout the world, we sell our products to independent exclusive distributors. These distributors service retail customers in locations such as Australia, New Zealand, South America, Eastern Europe and Russia. Distributors also offer Columbia products in Mexico, Norway and Turkey. In addition, in Switzerland, Greece and the United Kingdom we sell through independent distributors. In late 1999, we established a subsidiary in the United Kingdom for direct sales in that market beginning with Spring 2001.

INTELLECTUAL PROPERTY

     We own many trademarks including "Columbia(R)," "Columbia Sportswear Company(R)," "Convert(R)," "Bugaboo(R)," "Bugabootoo(TM)," "Silent Rain(R)," "Columbia Interchange System(R)" and "Tough Mother(R)". Our trademarks, many of which are registered or subject to pending applications in the United States and other nations, are used on a variety of items of apparel, footwear, and other related products. We believe that our trademarks are of great value, providing the consumer with an assurance that the product being purchased is high quality and provides a good value. We also place significant value on trade dress (the overall appearance and image of our products) which, as much as trademarks, distinguishes our products in the marketplace. We are very protective of these proprietary rights and frequently take action to prevent counterfeit reproductions or infringing activity. In the past we have successfully resolved conflicts over proprietary rights through legal action and negotiated settlements. As we expand both in market share and geographic scope, trademark or trade dress disputes are anticipated to increase as well, making it more difficult to protect our proprietary rights.

MANAGEMENT INFORMATION SYSTEM

     In order to achieve operating efficiencies, we implemented a new enterprise wide management information system. This system, coupled with a new warehouse inventory management system, became fully operational in the second quarter of 1999. The system provides a stronger and more timely link between us and our customers. The system also enhances our ability to monitor our performance against historical and budgetary benchmarks, to manage inventory and labor costs and to make more informed purchasing decisions.

BACKLOG

     We typically receive the bulk of our orders for each of the fall and spring seasons a minimum of three months prior to the date the products are shipped to customers. Generally, the orders are cancelable by the customer up to 45 days prior to the date of shipment. At December 31, 1999, our backlog was $272.8 million, compared to $206.8 million at December 31, 1998. For a variety of reasons, including the timing of shipments, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period.

SEASONALITY

     Our business is affected by seasonal trends that are common to the outdoor apparel industry, in which sales and profits are highest in the third calendar quarter. Our products are marketed on a seasonal basis, with a product mix weighted substantially toward the fall season. Additionally, the sale of our products is subject to substantial cyclical fluctuation or impact from unseasonable weather conditions. Sales tend to decline in periods of recession or economic uncertainty. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on our results of operations and financial condition.

COMPETITION

     The active outerwear, sportswear and rugged footwear segments of the apparel industry are highly competitive. We encounter substantial competition in the active outerwear and sportswear business from, among others, The North Face, Inc., Marmot Mountain Ltd., Woolrich Woolen Mills, Inc., The Timberland Company ("Timberland"), Patagonia Corporation and Helly-Hansen A/S. In addition, we compete with major sport companies, such as Nike, Inc., Adidas AG and Reebok International Ltd., and with fashion-oriented competitors, such as Polo Ralph Lauren Corporation, Nautica Enterprises, Inc. and Tommy Hilfiger Corporation. Our rugged footwear line competes with, among others, Timberland, Kaufman Footwear, Nike ACG, and Salomon S.A. Many of these companies have global operations and compete with us in Europe and Asia. In Europe we also face competition from such brands as Berghaus, Jack Wolfskin and Craft of Sweden and many other lesser-known regional brands. In Asia our competition is from brands such as Mont-Bell and Patagonia among others. Additional competition comes from our own retail customers that manufacture and market clothing and footwear under their own labels. Some of our competitors are substantially larger and have substantially greater financial, distribution, marketing and other resources than we do. We believe the primary competitive factors in the market for activewear are functionality, durability, style, price and brand name, and that our product offerings are well positioned within the market.

CREDIT AND COLLECTION

     We extend credit to our customers based on an assessment of a customer's financial circumstances, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. Some of our significant customers have experienced financial difficulties in the past, and future financial difficulties of customers could have a material adverse effect on our business.

GOVERNMENT REGULATION

     Many of our imports are subject to existing or potential governmental duties, tariffs or quotas that may limit the quantity of certain types of goods which may be imported into the United States and other countries. In addition, these duties often comprise a material portion of the cost of the merchandise. Although we are diligent in the monitoring of these trade restrictions, the United States or other countries could impose new or adjusted quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on our business.

EMPLOYEES

     At December 31, 1999 we had 1,379 full-time employees. Of these employees, 825 were based in the United States, 66 in Canada, 52 in Europe and 436 in Asia.

ITEM 2. PROPERTIES

     Following is a summary of principal properties owned or leased by us. Our leases expire at various dates through 2003.

U.S. ADMINISTRATIVE OFFICES:               U.S. DISTRIBUTION FACILITY:
  Portland, Oregon (2                      Portland, Oregon (1 location) -- owned
  locations) -- leased

CANADIAN OPERATION:
  Strathroy, Ontario (1
  location) -- leased

ITEM 3. LEGAL PROCEEDINGS

     We and our subsidiaries are from time to time involved in routine legal matters incidental to our business. In the opinion of management, the resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4(a). EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY

     The following table sets forth our executive officers and certain key employees of the Company.

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Gertrude Boyle............................  76     Chairman of the Board(1)
Timothy P. Boyle..........................  50     President, Chief Executive Officer,
                                                   Treasurer, Secretary and Director(1)
Don Richard Santorufo.....................  53     Executive Vice President and Chief
                                                   Operating Officer(1)
Patrick D. Anderson.......................  42     Chief Financial Officer(1)
Carl K. Davis.............................  51     Vice President and General Counsel(1)
Terry J. Brown............................  57     Vice President of Planning/Chief
                                                   Information Officer(1)
Robert G. Masin...........................  51     General Merchandise Manager(1)
Grant D. Prentice.........................  45     General Manager -- Outerwear Merchandising
Michael R. Egeck..........................  41     General Manager -- Sportswear
                                                   Merchandising
Rodney R. Gumringer.......................  38     General Manager -- Footwear Merchandising

---------------
(1) These individuals are considered Executive Officers of Columbia.

     GERTRUDE BOYLE has served as Chairman of the Board of Directors since 1983. Columbia was founded by her parents in 1938 and managed by her husband, Neal Boyle, from 1964 until his death in 1970. Mrs. Boyle also served as our President from 1970 to 1988. Mrs. Boyle is Timothy P. Boyle's mother.

     TIMOTHY P. BOYLE joined Columbia in 1971 as General Manager and has served as President and Chief Executive Officer since 1988. He has been a member of the Board of Directors since 1978. Mr. Boyle is also a member of the board of directors of Triad Machinery, a heavy equipment retailer, and Widmer Brothers Brewing Company. Mr. Boyle is Gertrude Boyle's son.

     DON RICHARD SANTORUFO joined Columbia in 1979 as Purchasing and Production Manager, and in 1984 he was promoted to Vice President, Manufacturing and oversaw the development of our Asian manufacturing operations. He has served as Executive Vice President and Chief Operating Officer since January 1995. From 1975 to 1977 Mr. Santorufo was Production and Purchasing Manager for Alpine Designs, a skiwear manufacturer, and from 1977 to 1979 he was Production Manager for Jen-Cel-Lite Corporation, a sleeping bag and insulation manufacturer.

     PATRICK D. ANDERSON joined Columbia in June 1992 as Manager of Financial Reporting, became Corporate Controller in August 1993 and was appointed Chief Financial Officer in December 1996. From 1985 to 1992, Mr. Anderson was an accountant with Deloitte & Touche LLP.

     CARL K. DAVIS joined Columbia in October 1997 as Vice President and General Counsel. He was employed by Nike from 1981 to October 1997 where he served in a variety of capacities, most recently as Director of International Trade.

     TERRY J. BROWN joined Columbia in January 1983 as Planner, served as Executive Planner starting in November 1995 and in January 2000 was named Vice President of Planning/Chief Information Officer. Prior to joining Columbia, Mr. Brown was Vice President and Chief Financial Officer of Agoil, Inc., an oil and gas exploration and development company, from 1978 to 1981, and Planner for Jantzen Incorporated, an apparel company, from 1968 to 1978.

     ROBERT G. MASIN joined Columbia in May 1989 as National Sales Manager and became General Merchandise Manager in July 1998. From 1976 to 1989 he worked for W.L. Gore and Associates, a polymer technology and manufacturing and service company. From 1982 to 1989 he was National Sales Manager of Gore's Fabric Division.

     GRANT D. PRENTICE joined Columbia in May 1984 as General
Manager -- Outerwear Merchandising. From 1977 to 1984, Mr. Prentice worked as a sales representative for Gerry Outdoor Products, a skiwear company based in Colorado.

     MICHAEL R. EGECK has been General Manager -- Sportswear Merchandising for Columbia since August 1992. From 1983 to 1992, Mr. Egeck was with Seattle Pacific Industries, a sportswear apparel company, where his most recent position was Director of Merchandising, Design and Sales Operations.

     RODNEY R. GUMRINGER joined Columbia in December 1993 as General
Manager -- Footwear Merchandising. From 1988 to 1993, Mr. Gumringer was Product Development Manager for the casual shoe division of Nike.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     Our Common Stock is listed on the Nasdaq National Market and trades under the symbol "COLM." At February 29, 2000, there were approximately 188 holders of record and approximately 7,700 beneficial shareholders.

     Following are the high and low closing prices for our Common Stock for the fiscal years ended December 31, 1999 and 1998:

                                                              HIGH      LOW
                                                             ------    ------
1999
First Quarter..............................................  $19.63    $11.75
Second Quarter.............................................  $16.88    $13.38
Third Quarter..............................................  $19.13    $14.25
Fourth Quarter.............................................  $21.50    $15.13
1998
First Quarter (from March 26, 1998)........................  $21.94    $21.13
Second Quarter.............................................  $24.75    $18.63
Third Quarter..............................................  $20.88    $ 9.88
Fourth Quarter.............................................  $22.25    $14.38

     Since our public offering in March of 1998, we have not declared any dividends for shareholders. We anticipate that all of our earnings in the foreseeable future will be retained for the development and expansion of our business and, therefore, we have no current plans to pay cash dividends. Future dividend policy will depend on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreement, and other factors considered relevant by our Board of Directors. For certain restrictions on our ability to pay dividends, see Note 5 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1999 have been derived from our audited financial statements. The financial data should be read in conjunction with Consolidated Financial Statements and related Notes that appear elsewhere in this Annual Report and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales...................................  $470,503   $427,278   $353,452   $298,988   $303,797
Cost of sales...............................   259,609    240,457    198,946    176,859    182,971
                                              --------   --------   --------   --------   --------
Gross profit................................   210,894    186,821    154,506    122,129    120,826
Selling, general and administrative
  expense...................................   150,829    131,023    110,204     95,431     84,583
                                              --------   --------   --------   --------   --------
Income from operations......................    60,065     55,798     44,302     26,698     36,243
Interest expense, net.......................     4,822      4,075      3,593      4,220      5,767
Provision for income taxes..................    22,235     18,979      1,413      1,468      1,750
                                              --------   --------   --------   --------   --------
Net income..................................  $ 33,008   $ 32,744   $ 39,296   $ 21,010   $ 28,726
                                              ========   ========   ========   ========   ========
Earnings per share:
  Basic.....................................  $   1.30   $   1.38   $   2.09   $   1.24   $   1.69
  Diluted...................................  $   1.29   $   1.36   $   2.06   $   1.24   $   1.69
Weighted average shares outstanding:
  Basic.....................................    25,331     23,731     18,792     16,997     16,986
  Diluted...................................    25,608     24,058     19,103     16,997     16,986

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital.............................  $144,105   $109,505   $ 69,706   $ 59,797   $ 47,726
Inventories.................................    86,465     74,059     48,300     34,638     48,404
Total assets................................   304,990    269,478    174,477    135,967    162,301
Long-term debt..............................    26,665     27,275      2,831      2,963         --
Shareholders' equity........................   184,375    149,414    110,535     91,936     70,458

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All references to years relate to the fiscal year ended December 31 of such year.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our consolidated statements of operations:

                                                              1999     1998     1997
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   55.2     56.3     56.3
                                                              -----    -----    -----
Gross profit................................................   44.8     43.7     43.7
Selling, general and administrative expense.................   32.1     30.7     31.2
                                                              -----    -----    -----
Income from operations......................................   12.7     13.0     12.5
Interest expense, net.......................................    1.0      0.9      1.0
                                                              -----    -----    -----
Income before income tax....................................   11.7     12.1     11.5
Provision for income taxes..................................    4.7      4.4      0.4
                                                              -----    -----    -----
Net income..................................................    7.0%     7.7%    11.1%
                                                              =====    =====    =====

YEAR ENDED DECEMBER 31,1999 COMPARED TO YEAR ENDED DECEMBER 31,1998

     Net sales: Net sales increased 10.1% to $470.5 million in 1999 from $427.3 million in 1998. The increase in net sales was due primarily to growth in our international business. Domestic sales increased 1.7% to $341.6 million in 1999 from $335.9 million in 1998. Net international sales, excluding Canada, increased 49.2% to $78.5 million in 1999 from $52.6 million in 1998. The increase in net international sales was due primarily to increases in European and Japanese direct sales which increased $14.2 million or 52.1% and $10.4 million or 133.8%, respectively. Unit sales generated these increases for both Europe and Japan across all product lines. Canadian sales increased 30.0% to $50.4 million in 1999 from $38.8 million in 1998. This Canadian sales growth was due to increased sales unit volume across outerwear, sportswear and footwear product categories.

     Gross Profit: Gross profit as a percentage of net sales was 44.8% and 43.7% for 1999 and 1998 respectively. This increase of 110 basis points in gross margin was due to a combination of factors that may not be replicated. These include an increase in higher margin international sales, which increased to 16.7% of net sales in 1999 from 12.3% in 1998 as a percent of net sales, minimal off-price sales for the year with strong margins on those products which were discounted, and favorable pricing on fall 1999 production. The increase in the gross margin was also attributable to the continued emphasis on inventory management which resulted in fewer markdowns and closeouts as well as manufacturing efficiencies.

     Selling, General and Administrative Expense: Selling, general, and administrative expense increased 15.1% to $150.1 million in 1999 from $131.0 million for 1998. As a percentage of sales, selling, general, and administrative expenses increased to 32.1% in 1999 from 30.7% in 1998. The increase was primarily due to an additional $5.0 million in depreciation expense as capital projects including the new distribution center and enterprise wide information system were capitalized in 1998 and an entire year of depreciation was recorded in 1999. Additionally, we incurred $1.5 million in expenses relating to the announced closure of our only manufacturing facility in the third quarter of 1999. Additional drivers of selling, general, and administrative expenses included variable expenses relating to the higher sales for the year and the continued expansion of our other international operations. We believe in the longer term we will be able to leverage selling, general and administrative expenses as a percentage of sales as our international operations become more established and our sportswear and footwear product categories continue to expand.

     Interest Expense: Interest expense increased by 18.3% in 1999 from the comparable period in 1998. The increase was attributable to financing for capital projects and working capital needed to fund the growth in sales activity for year ended December 31, 1999.

     Provision For Income Taxes: The provision for income taxes increased due to growth in income before income tax and the increase of our effective tax rate from 36.8% in 1998 to 40.2% in 1999. The increase in our effective tax rate was due to the recognition of a non-recurring, non-cash benefit of approximately $2 million in the first quarter of 1998. This benefit was a result of the termination of our "S" corporation status and was recognized in order to record deferred income taxes for the tax effect of cumulative temporary differences between financial and tax reporting. See Notes 1 and 9 to the Consolidated Financial Statements.

YEAR ENDED DECEMBER 31,1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

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

     Gross Profit: Gross profit as a percentage of net sales was 43.7% for both 1998 and 1997. For 1998, there was downward pressure on gross margins due to the growth in footwear and sportswear as a percentage of total sales. Footwear and sportswear generally have lower gross margins than outerwear products. This downward pressure was offset by an increase in relatively higher margin international sales which increased to 12.3% of total sales in 1998 versus 10.0% in 1997. The stability in the gross margin was also attributable to the continued emphasis on inventory management which corresponds to fewer markdowns and closeouts as well as manufacturing efficiencies.

     Selling, General and Administrative Expense: Selling, general, and administrative expense increased 18.9% to $131.0 million in 1998 from $110.2 million for the comparable period in 1997, primarily as a result of an increase in selling and operating expenses to support both the higher level of sales and continued investment in operational infrastructure. As a percentage of sales, selling, general, and administrative expenses decreased to 30.7% in 1998 from 31.2% for the comparable period in 1997. The improved selling, general and administration expenses as a percentage of sales was due primarily to expense leverage achieved in the European and Canadian operations where the brand continued to show strong growth.

     Interest Expense: Interest expense increased by 13.4% in 1998 from 1997. The increase was attributable to additional borrowing requirements for working capital needed to fund the growth in sales activity for year ended December 31, 1998.

     Provision For Income Taxes: Prior to the initial public offering, we operated as an "S" corporation and, as a result were not subject to federal or most state income taxes. In connection with the initial public offering we terminated our "S" corporation status. As a result, from that point forward we were subject to federal and state income taxes. We recognized a non-recurring, non-cash benefit of approximately $2 million to our earnings in the first quarter of 1998 to record deferred income taxes for the tax effect of cumulative temporary differences between financial and tax reporting. See Notes 1 and 9 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     We financed our operations in the year ended December 31, 1999 primarily through cash provided by operating activities. At December 31, 1999, we had total cash equivalents of $14.6 million compared to $6.8 million at December 31, 1998. Cash provided by operating activities was $23.3 million for year ended December 31, 1999 as compared to $0.4 million in 1998.

     Our primary capital requirements are for working capital, investing activities associated with the expansion of our distribution center, systems development and general corporate needs. Net cash used in investing activities was $12.6 million for the year ended December 31, 1999 and $40.2 million for the comparable period in 1998.

     Cash used in financing activities was $2.8 million for the year ended December 31, 1999 compared to cash provided of $42.6 million in 1998. In 1999, net cash used in financing activities was primarily due to repayment of our short-term notes payable. In 1998, net cash provided by financing activities was primarily due to proceeds from the issuance of senior promissory notes in the aggregate principal amount of $25 million and borrowings of short-term notes payable. Repayment of short-term notes payable was $3.1 million in 1999 compared to borrowings of $13.3 million in 1998.

     To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $75 million to $95 million. As of December 31, 1999, $9.1 million was outstanding under these lines of credit bearing interest at a rate of 6.5% per annum. Additionally, we maintain unsecured lines of credit with a combined limit of $105 million available for issuing letters of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by our domestic operations.

     Traditionally, our operations are impacted by seasonal trends typical in the outdoor apparel industry and result in higher sales and profits in the third calendar quarter. This pattern has resulted primarily from the timing of shipments to wholesale customers for the fall outerwear season. As our sportswear and footwear product lines mature, they will have future impact on seasonal shipments and corresponding working capital requirements. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and short term borrowing arrangements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risks from fluctuations of foreign currency exchange rates and interest rates due to our international sales, production and funding requirements. It is our policy to utilize financial instruments to reduce market risk where internal netting and other strategies cannot be effectively employed. Foreign currency and interest rate transactions are used only to the extent considered necessary to meet our objectives. We do not enter into foreign currency or interest rate transactions for speculative purposes.

     Our foreign currency risk management objective is to protect cash flows resulting from sales, purchases and other costs from the impact of exchange rate movements. This risk is managed by using forward exchange contracts and purchased options to hedge certain firm as well as anticipated commitments and the related receivables and payables, including third party or intercompany transactions. Anticipated, but not yet firmly committed, transactions that we hedge with purchased options carry a high level of certainty and are expected to be recognized within one year. Cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European currencies, Japanese yen and Canadian dollars. The market risk related to these contracts was not material to our consolidated financial statements at both December 31, 1999 and 1998.

EURO CURRENCY CONVERSION

     European Union finance members approved 11 of the 15 member states for participation in economic and monetary union. On January 1, 1999, the Euro was adopted as the national currency of the participating countries -- Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Portugal and Spain. Initially, the Euro will be used for non-cash transactions. Legacy currencies of the participating member states will remain legal tender until January 1, 2002. On this date, Euro-denominated bills and coins will be issued for use in cash transactions.

     The introduction of the Euro is a significant event with potential implications for our existing operations within the participating countries. As such, we have committed resources to conduct risk assessments and to take corrective actions, where required, to ensure that we are prepared for the introduction of the Euro. We are undertaking a review of the Euro implementation both in participating and non-participating countries where we have operations. Progress regarding Euro implementation is reported periodically to management.

     We have not experienced any significant operational disruptions to date and do not expect the continued implementation of the Euro to cause any significant operational disruptions. In addition, we have not incurred and do not expect to incur any significant costs from the continued implementation of the Euro, including any additional currency risk, which could materially affect our liquidity or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective April 1, 1999, we adopted SFAS No. 133 -- "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income). The adoption of SFAS No. 133 did not have a material effect on our Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

     Information in Item 1 of Part 1 and Items 7 and 7(a) of Part II of this Annual Report regarding future performance or conditions, including but not limited to potential growth in domestic and international markets, growth in merchandise categories, increased sales to department stores and footwear specialty shops, implementation and performance of new management information systems, access to raw materials and factory capacity, Euro currency conversion, financing and working capital requirements and resources, and expected expenses as a percentage of net sales constitute forward-looking statements that are subject to risks and uncertainties. Many factors could have an adverse impact on our business and may cause actual results to differ materially from information included in such forward-looking statements. Some of the factors that could cause actual results to differ from those projected in forward-looking statements are described below, under the heading "Factors That May Affect Our Business". Risks we face include, but are not limited to, competitive factors (including increased competition, new product offerings by competitors and price pressure); seasonality, fluctuations in operating results and economic cyclicality; effects of weather on consumer purchases; changes in consumer preferences; ability to implement our growth strategy, including the effectiveness of sales and marketing efforts and the management of growth; dependence on and performance by key personnel, independent manufacturers and key suppliers; advance purchases of products and associated inventory risks; the financial condition and prospects of our customers; risks associated with international operations, such as currency exchange rate fluctuations or political unrest; dependence on and the ability to establish and protect proprietary rights; government regulations, including tariffs and import restrictions; disruptions in the supply of labor or raw materials or increases in labor and material costs; computer disruptions or unexpected expenses required to make modifications to computer systems; the ability to obtain financing on favorable terms; and general economic conditions. Any forward-looking statements should be considered in light of these and other factors.

FACTORS THAT MAY AFFECT OUR BUSINESS

WE OPERATE IN VERY COMPETITIVE MARKETS

     The markets for outerwear, sportswear and rugged footwear are highly competitive. In each of our geographic markets, we face significant competition from global and regional branded apparel and footwear companies, as well as retailers that market apparel and footwear under their own labels. We also compete with other apparel and footwear companies for the production capacity of independent manufacturers that produce our apparel and for import quota capacity. Many of our competitors are significantly larger and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their products than we have. Increased competition could result in reductions in display areas in retail locations, reductions in sales or reductions in prices of our products, any of which could have a material adverse affect on our business.

OUR BUSINESS IS AFFECTED BY SEASONALITY, FLUCTUATIONS IN OPERATING RESULTS AND ECONOMIC CYCLES

     Our results of operations have fluctuated and are likely to fluctuate significantly from period to period. Our products are marketed on a seasonal basis, with a product mix now weighted substantially toward the fall season. Our results of operations for the quarter ending September 30 in the past have been much stronger than the results for the other quarters. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer behavior, weather conditions, availability of import quotas and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The sale of our products, particularly skiwear, is subject to substantial cyclical fluctuation. Sales tend to decline in periods of recession or economic uncertainty. This cyclicality and any related fluctuation in consumer demand could have a material adverse affect on our results of operations and financial condition.

OUR BUSINESS IS AFFECTED BY WEATHER CONDITIONS

     Sales of our outerwear are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of our outerwear. For example, we believe unseasonably warm weather in the United States in 1998 and 1999 caused customers to delay, and in some cases reduce or cancel, orders for our outerwear, which had an adverse effect on the our net sales and profitability. Sustained periods of unseasonably warm weather could have a material adverse effect on our business.

WE FACE RISKS ASSOCIATED WITH CONSUMER PREFERENCES AND FASHION TRENDS

     We believe we have benefited from changing consumer preferences, including increased consumer interest in outdoor activities and lifestyle changes that emphasize apparel designed for these activities. Changes in consumer preferences or consumer interest in outdoor activities could have a material adverse affect on our business. In addition, although we believe our products have not been significantly affected by past fashion trends, changes in fashion trends could have a greater impact as we expand our offerings to include more product categories. Also, we face risks because our business requires us to anticipate consumer preferences. Our decisions about product designs often are made in advance of consumer acceptance. Although we try to manage our inventory risk through early order commitments by retailers, we must generally place production orders with manufacturers before we have received all of a season's orders. If we fail to anticipate accurately and respond to consumer preferences, this could lead to, among other things, lower sales, excess inventories and lower margins.

WE MAY NOT BE ABLE TO IMPLEMENT OUR GROWTH STRATEGY OR MANAGE GROWTH
SUCCESSFULLY

     We face many challenges in implementing our growth strategies. For example, our expansion into international markets involves countries where we have little sales or distribution experience and where our brand is not yet widely known. Expanding our product categories involves, among other things, gaining experience with new products and winning consumer acceptance. Increasing sales to department stores, and the number of concept shops opened and their success, will each depend on various factors, including strength of our brand name, competitive conditions, our ability to manage increased sales and concept shop expansion, the availability of desirable locations and the negotiation of terms with retailers. Future terms with customers may be less favorable to us than those we now operate under. To implement our business strategy, we need to manage growth effectively. We need to continue to change certain aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Growth could place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. For example, increasing distribution capabilities in a timely manner is critical to meeting customer expectations and managing inventory effectively. It involves many challenges, including finding favorable locations on reasonable terms, implementing technology and making expenditures that may not result in financial benefits in the near term or at all.

WE DEPEND ON INDEPENDENT MANUFACTURERS TO MAKE OUR PRODUCTS AND MEET CUSTOMER EXPECTATIONS

     Our products are produced by independent manufacturers worldwide. Although we enter into a number of purchase order commitments each season, we do not have long-term contracts with any manufacturer. We do not operate any production facilities. We therefore face risks that manufacturing operations will fail to perform as expected, or that our competitors will gain production or quota capacities that we need for our business. If a manufacturer fails to ship orders in a timely manner or to meet our standards, it could cause us to miss delivery requirements, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse affect on our business. If a manufacturer violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, this could result in adverse publicity for us and have a material adverse affect on our business. In an effort to ensure that our independent manufacturers operate with safe, ethical and humane working conditions, we monitor factories and we require that each agree to comply with our Standards of Manufacturing Practices and applicable laws and regulations, but we do not control these vendors or their labor practices.

WE DEPEND ON KEY SUPPLIERS FOR SOME SPECIALTY FABRICS

     Some of the materials that we use may be available, in the short-term, from only one or a very limited number of sources. For example, some specialty fabrics are manufactured to our specification by one or a few sources, and three major factory groups accounted for approximately 15% of our 1999 global production. From time to time, we have experienced difficulty satisfying our raw material and finished goods requirements. Although we believe we could identify and qualify additional factories to produce these materials, the unavailability of some existing manufacturers for supply of these materials could have a material adverse affect on our business.

OUR ADVANCE PURCHASES OF PRODUCTS MAY RESULT IN EXCESS INVENTORIES

     To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place orders for our products with manufacturers prior to receiving all of our customers' orders and maintain an inventory of certain products that we anticipate will be in greater demand. We may not be able to sell the products we have ordered from manufacturers or that we have in our inventory. Customer orders, moreover, are generally cancelable by the customer up to 45 days prior to the date of the shipment. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have a material adverse effect on our business.

WE ARE AFFECTED BY THE FINANCIAL HEALTH OF RETAILERS

     We extend credit to our customers based on an assessment of a customer's financial circumstances, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers. Some of our significant customers have experienced financial difficulties in the past, which in turn have had an adverse affect on our business.

WE FACE RISKS OF PRODUCT LIABILITY AND WARRANTY CLAIMS

     Our products are used in outdoor activities, sometimes in severe conditions. Although we have not experienced any significant expense as the result of product recalls or product liability claims, this could occur in the future and have a material adverse affect on our business. Substantially all of our products are backed by a lifetime limited warranty for defects in quality and workmanship. We maintain a warranty reserve for future warranty claims, but the actual costs of servicing future warranty claims could exceed the reserve and have a material adverse affect on us.

OUR INTERNATIONAL OPERATIONS INVOLVE MANY RISKS

     Our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, could influence our ability to sell products in international markets, as well as our ability to manufacture products or procure materials. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, there could be a material adverse affect on our business. In addition, many of our imports are subject to duties, tariffs or quotas that affect the cost and quantity of certain types of goods imported into the United States or into our other sales markets. The countries in which our products are produced or sold may adjust or impose new quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on us. We produce a significant portion of our products in China, and therefore our business could be materially adversely affected by adverse changes in China's trading status with the U.S. or with other sales markets. In 1999, President Clinton and Congress extended "normal trade relations" (formerly "most favored nation") trading status for China for an additional one-year period. We face a continuing risk that "normal trade relations" with China will be discontinued in the future, resulting in increased tariffs on goods we import from China.

CURRENCY EXCHANGE RATE FLUCTUATIONS MAY AFFECT OUR BUSINESS

     We generally purchase products in U.S. dollars. However, the cost of these products sourced overseas may be affected by changes in the value of the relevant currencies. Price increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse affect on our margins. Our international revenue and expense generally is derived from sales and operations in foreign currencies, and this revenue and expense could be materially affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. dollars for consolidated financial reporting. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. We conduct a program to hedge against our exposure to currency exchange rate fluctuations. We may not, however, be successful and foreign currency fluctuations could have a material adverse affect on us.

OUR SUCCESS DEPENDS ON OUR PROPRIETARY RIGHTS

     We believe our registered and common law trademarks have significant value and are important to our ability to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. In markets outside the United States, it may be more difficult for us to establish our proprietary rights and to challenge successfully use of those rights by other parties. Although we have not been materially inhibited from selling products in connection with trademark or trade dress disputes, we could encounter more obstacles as we expand our product line and the geographic scope of our marketing. From time to time, we discover products that are counterfeit reproductions of our products or trade dress "knock offs." If we are unsuccessful in challenging a party's products on the basis of trademark or trade dress infringement, continued sales of these products could adversely impact our sales and our brand and result in the shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. In addition, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property rights by others.

OUR COMMON STOCK PRICE MAY BE VOLATILE

     The price of our common stock has fluctuated substantially since our initial public offering. Our common stock is traded on the Nasdaq National Market, which has experienced and is likely to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. We also believe factors such as fluctuations in financial results, variances from financial market expectations, changes in earnings estimates by analysts, or announcements by us or competitors may cause the market price of the common stock to fluctuate, perhaps substantially.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Our management is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with the generally accepted accounting principles we considered appropriate in the circumstances and include some amounts based on our best estimates and judgements. Other financial information in this report is consistent with these financial statements.

     Our accounting systems include controls designed to reasonably assure that assets are safeguarded from unauthorized use or disposition and which provide for the preparation of financial statements in conformity with generally accepted accounting principles. These systems are supplemented by the selection and training of qualified financial personnel and an organizational structure providing for appropriate segregation of duties.

     The Audit Committee is responsible for recommending to the Board of Directors the appointment of the independent accountants and reviews with the independent accountants and management the scope and the results of the annual examination, the effectiveness of the accounting control system and other matters relating to our financial affairs as they deem appropriate.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Columbia Sportswear Company:

     We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Columbia Sportswear Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

                                          DELOITTE & TOUCHE LLP

Portland, Oregon
February 1, 2000

                          COLUMBIA SPORTSWEAR COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $ 14,622    $  6,777
  Accounts receivable, net of allowance of $4,535 and
     $3,395, respectively...................................   118,709     105,967
  Inventories (Note 3)......................................    86,465      74,059
  Deferred tax asset (Note 9)...............................    11,822       8,895
  Prepaid expenses and other current assets.................     2,425       2,485
                                                              --------    --------
          Total current assets..............................   234,043     198,183
Property, plant, and equipment, net (Note 4)................    68,960      68,692
Intangibles and other assets................................     1,987       2,603
                                                              --------    --------
          Total assets......................................  $304,990    $269,478
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable (Note 5)....................................  $ 31,676    $ 34,727
  Accounts payable..........................................    36,779      37,514
  Accrued liabilities (Note 6)..............................    19,156      15,469
  Income taxes payable......................................     2,075         767
  Current portion of long-term debt.........................       252         201
                                                              --------    --------
          Total current liabilities.........................    89,938      88,678
Long-term debt (Note 7).....................................    26,665      27,275
Deferred tax liability (Note 9).............................     4,012       4,111
                                                              --------    --------
          Total liabilities.................................   120,615     120,064
Commitments and contingencies (Note 12).....................        --          --
Shareholders' Equity:
  Preferred stock; 10,000 shares authorized; none issued and
     outstanding............................................        --          --
  Common stock; 50,000 shares authorized; 25,350 and 25,267
     issued and outstanding (Note 8)........................   126,265     124,990
  Retained earnings.........................................    65,290      32,282
  Accumulated other comprehensive income....................    (3,770)     (3,478)
  Unearned portion of restricted stock issued for future
     services...............................................    (3,410)     (4,380)
                                                              --------    --------
          Total shareholders' equity........................   184,375     149,414
                                                              --------    --------
          Total liabilities and shareholders' equity........  $304,990    $269,478
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                          COLUMBIA SPORTSWEAR COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Net sales..................................................  $470,503    $427,278    $353,452
Cost of sales..............................................   259,609     240,457     198,946
                                                             --------    --------    --------
Gross profit...............................................   210,894     186,821     154,506
Selling, general, and administrative.......................   150,829     131,023     110,204
                                                             --------    --------    --------
Income from operations.....................................    60,065      55,798      44,302
Interest expense, net......................................     4,822       4,075       3,593
                                                             --------    --------    --------
Income before income tax...................................    55,243      51,723      40,709
Income tax expense (Note 9)................................    22,235      18,979       1,413
                                                             --------    --------    --------
Net income.................................................  $ 33,008    $ 32,744    $ 39,296
                                                             ========    ========    ========
Net income per share:
  Basic....................................................  $   1.30    $   1.38    $   2.09
  Diluted..................................................  $   1.29    $   1.36    $   2.06
Weighted average shares outstanding (Note 15):
  Basic....................................................    25,331      23,731      18,792
  Diluted..................................................    25,608      24,058      19,103
Pro forma net income data (unaudited):
  Income before income taxes, as reported..................                          $ 40,709
     Pro forma provision for income taxes (Note 1).........                            16,284
                                                                                     --------
     Pro forma net income..................................                          $ 24,425
                                                                                     ========
     Proforma net income per share (Note 1):
       Basic...............................................                          $   1.30
       Diluted.............................................                          $   1.28

          See accompanying notes to consolidated financial statements.

                          COLUMBIA SPORTSWEAR COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998         1997
                                                              --------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................  $ 33,008    $  32,744    $ 39,296
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    12,604        7,641       7,518
    Non-cash compensation...................................       970          970         970
    Loss on disposal of property, plant, and equipment......       132          102           4
    Deferred income tax provision...........................    (3,026)      (4,784)         --
    Changes in operating assets and liabilities:
      Accounts receivable...................................   (12,767)     (27,426)    (17,674)
      Inventories...........................................   (11,788)     (24,373)    (14,745)
      Prepaid expenses and other current assets.............        61         (272)       (963)
      Intangibles and other assets..........................       300         (152)     (2,577)
      Accounts payable......................................    (1,441)      12,884       5,199
      Accrued liabilities...................................     3,772        2,221       1,875
      Income taxes payable..................................     1,628          870          --
                                                              --------    ---------    --------
         Net cash provided by operating activities..........    23,453          425      18,903
                                                              --------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment...............   (12,591)     (40,408)    (14,816)
  Proceeds from sale of property, plant, and equipment......        15          161          49
  Maturity of short-term investments........................        --           --         813
                                                              --------    ---------    --------
         Net cash used in investing activities..............   (12,576)     (40,247)    (13,954)
                                                              --------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (repayment) on notes payable................    (3,139)      13,289       9,284
  Issuance (repayment) on long-term debt....................      (558)      24,490        (137)
  Proceeds from issuance of common stock....................       876          366          --
  Proceeds from initial public offering.....................        --      106,850          --
  Distributions paid to shareholders........................        --     (102,395)    (12,791)
                                                              --------    ---------    --------
         Net cash provided by (used in) financing
           activities.......................................    (2,821)      42,600      (3,644)
                                                              --------    ---------    --------
Net Effect of Exchange Rate Changes on Cash.................      (211)          (2)       (587)
                                                              --------    ---------    --------
Net Increase in Cash and Cash Equivalents...................     7,845        2,776         718
Cash and Cash Equivalents, Beginning of Year................     6,777        4,001       3,283
                                                              --------    ---------    --------
Cash and Cash Equivalents, End of Year......................  $ 14,622    $   6,777    $  4,001
                                                              ========    =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest, net of capitalized
    interest................................................  $  5,067    $   3,874    $  4,055
  Cash paid during the year for income taxes................    22,795       23,217       1,247
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Note receivable from sale of fixed assets.................        --           --         152
  Application of deposit in land purchase...................        --          331          --
  Repayment of related party note receivable................        --        5,813          --

          See accompanying notes to consolidated financial statements.

                          COLUMBIA SPORTSWEAR COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                        UNEARNED
                                                                                       PORTION OF
                                     COMMON STOCK                     ACCUMULATED      RESTRICTED
                                ----------------------                   OTHER            STOCK
                                  SHARES                 RETAINED    COMPREHENSIVE     ISSUED FOR      COMPREHENSIVE
                                OUTSTANDING    AMOUNT    EARNINGS       INCOME       FUTURE SERVICES      INCOME         TOTAL
                                -----------   --------   ---------   -------------   ---------------   -------------   ---------
BALANCE, JANUARY 1, 1997......    18,792      $ 17,886   $  81,034      $  (664)         $(6,320)                      $  91,936
Comprehensive income
  Net income..................                              39,296                                        $39,296         39,296
                                                                                                          -------
Other comprehensive income,
  net of tax
  Foreign currency translation
    adjustment................                                           (3,142)                           (3,142)        (3,142)
                                                                                                          -------
Comprehensive income..........                                                                            $36,154
                                                                                                          =======
Distribution to
  shareholders................        --            --     (18,525)          --               --                         (18,525)
Amortization of unearned
  compensation................        --            --          --           --              970                             970
                                  ------      --------   ---------      -------          -------          -------      ---------
BALANCE, DECEMBER 31, 1997....    18,792        17,886     101,805       (3,806)          (5,350)                        110,535
Comprehensive income
  Net income..................                              32,744                                        $32,744         32,744
                                                                                                          -------
Other comprehensive income,
  net of tax
  Foreign currency translation
    adjustment................                                              328                               328            328
                                                                                                          -------
Comprehensive income..........                                                                            $33,072
                                                                                                          =======
Initial public offering, net
  of expenses.................     6,440       106,850                                                                   106,850
Exercise of employee stock
  options.....................        35           366                                                                       366
Tax benefit from exercise of
  stock options...............                    (112)                                                                     (112)
Distribution to
  shareholders................                            (102,267)                                                     (102,267)
Amortization of unearned
  compensation................                                                               970                             970
                                  ------      --------   ---------      -------          -------          -------      ---------
BALANCE, DECEMBER 31, 1998....    25,267       124,990      32,282       (3,478)          (4,380)                        149,414
Comprehensive income
  Net income..................                              33,008                                        $33,008         33,008
                                                                                                          -------
Other comprehensive income,
  net of tax
  Foreign currency translation
    adjustment................                                             (365)                             (365)          (365)
  Unrealized gain on
    derivative transactions...                                               73                                73             73
                                                                                                          -------
Comprehensive income..........                                                                            $32,716
                                                                                                          =======
Exercise of employee stock
  options.....................        61           596                                                                       596
Tax benefit from exercise of
  stock options...............                     399                                                                       399
Employee stock purchase
  program.....................        22           280                                                                       280
Amortization of unearned
  compensation................                                                               970                             970
                                  ------      --------   ---------      -------          -------                       ---------
BALANCE, DECEMBER 31, 1999....    25,350      $126,265   $  65,290      $(3,770)         $(3,410)                      $ 184,375
                                  ======      ========   =========      =======          =======                       =========

          See accompanying notes to consolidated financial statements

                          COLUMBIA SPORTSWEAR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION AND ORGANIZATION

NATURE OF THE BUSINESS:

     Columbia Sportswear Company (the "Company") is a global leader in the design, manufacture, marketing and distribution of active outdoor apparel, including outerwear, sportswear, footwear, and related accessories.

PRO FORMA ADJUSTMENTS:

     With completion of the initial public offering of common stock in the first quarter of 1998, the Company is subject to federal and state income taxes from the date of termination of the Company's "S" corporation status (the "Termination Date"). The pro forma consolidated statement of operations for the period ended December 31, 1997 reflect adjustments for income taxes based upon income before provision for income taxes as if the Company had been subject to additional federal and state income taxes based upon a pro forma effective tax rate of 40%.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of Columbia Sportswear Co. ("CSC") and all wholly-owned subsidiaries, including GTS Inc. ("GTS"), Columbia Sportswear Canada Ltd. ("CSCL"), Columbia Sportswear Holdings, Ltd. ("CSHL"), Columbia Sportswear Japan Ltd. ("CSC Japan"), Columbia Sportswear Germany GmbH ("CSC Germany"), Columbia Sportswear France SNC. ("CSC France") and Columbia Sportswear Korea ("CSC Korea") (collectively, the "Company").

BASIS OF CONSOLIDATION:

     All significant intercompany balances and transactions have been eliminated. Pursuant to a plan of share exchange on December 18, 1997, CSC acquired all of the outstanding stock of GTS. As a result of this acquisition, CSCL, CSHL, CSC Germany, CSC France, and CSC Korea became wholly owned subsidiaries of CSC. The plan of share exchange has been accounted for in a manner similar to a pooling-of-interest and, accordingly, the combined financial statements contained herein are presented as if GTS had always been a wholly owned subsidiary of CSC.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

                          COLUMBIA SPORTSWEAR COMPANY

     Certain reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

REVENUE RECOGNITION:

     Revenue for wholesale operations is recognized at the time the merchandise is shipped to customers. Retail store revenue is recognized at the time of sale. Allowances for estimated returns are provided when sales are recorded.

CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at date of acquisition.

ACCOUNTS RECEIVABLE:

     Accounts receivable have been reduced by an allowance for doubtful accounts, which were $4,535,000 and $3,395,000 in 1999 and 1998, respectively. The net charges to this reserve were $3,177,000, $2,643,000 and $2,636,000 in 1999, 1998 and 1997, respectively.

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

INTANGIBLES AND OTHER ASSETS:

     Goodwill is being amortized on a straight-line basis over eight years. Goodwill of $979,000 and $1,361,000, net of amortization of $1,917,000 and $1,428,000, is included in intangibles and other assets for 1999 and 1998, respectively.

INCOME TAXES:

     Deferred income taxes are provided to recognize the effect of temporary differences between tax and financial statement reporting.

     Prior to its initial public offering of common stock on April 1, 1998, the Company elected to be treated as an "S" corporation under provisions of the Internal Revenue Code of 1986. Accordingly, payment of federal and most state taxes on income earned in the United States was the responsibility of the shareholders rather than the Company.

     Just prior to the initial public offering, the Company terminated its "S" corporation status. The Company retained the tax basis of the assets and liabilities of the "S" corporation as of the termination date and recorded deferred income taxes of approximately $2,000,000 for the income tax effect of cumulative temporary differences.

                          COLUMBIA SPORTSWEAR COMPANY

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

FOREIGN CURRENCY TRANSLATION:

     The assets and liabilities of the Company's foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the net sales and expenses have been translated into U.S. dollars using the average exchange rates in effect during the period. Translation adjustments are included as a separate component of shareholders' equity.

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

ADVERTISING COSTS:

     Advertising costs are expensed as incurred. Advertising expense was $20,725,000, $18,666,000 and $16,649,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

PRODUCT WARRANTY:

     Substantially all of the Company's products carry lifetime warranty provisions for defects in quality and workmanship. The Company's estimated liability for future warranty claims related to past sales at December 31, 1999 and 1998 is approximately $4,200,000 and $3,700,000, respectively, and is recorded in accrued expenses. Warranty expense was approximately $3,127,000, $2,852,000 and $2,848,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS:

     Effective April 1, 1999, the Company adopted SFAS No. 133 -- "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income). The adoption of SFAS No. 133 did not have a material effect on our Consolidated Financial Statements.

                          COLUMBIA SPORTSWEAR COMPANY

NOTE 3 -- INVENTORIES

     Inventories consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Raw materials............................................  $ 3,459    $ 4,071
Work in process..........................................    9,197      5,576
Finished goods...........................................   73,809     64,412
                                                           -------    -------
                                                           $86,465    $74,059
                                                           =======    =======

NOTE 4 -- PROPERTY, PLANT, AND EQUIPMENT, NET

     Property, plant, and equipment consist of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
Land....................................................  $  4,740    $ 4,740
Buildings...............................................    25,432     25,249
Machinery and equipment.................................    59,078     37,617
Furniture and fixtures..................................     6,751      6,469
Leasehold improvements..................................    10,720      6,420
Construction in progress................................       444     15,836
                                                          --------    -------
                                                           107,165     96,331
                                                          --------    -------
Less accumulated depreciation...........................    38,205     27,639
                                                          --------    -------
                                                          $ 68,960    $68,692
                                                          ========    =======

NOTE 5 -- SHORT TERM BORROWINGS AND CREDIT LINES

     The Company has available an unsecured operating line of credit providing for borrowings to a maximum of $70,000,000 during the period from August 1 to December 15, 1999 and $50,000,000 at all other times. The maturity date of this agreement is June 30, 2000. Interest, payable monthly, is computed at the bank's prime rate minus up to 2.1% per annum, representing an effective interest rate of 6.50% at both December 31, 1999 and 1998, respectively. The agreement also includes a fixed rate option based on the LIBOR rate plus up to 75 basis points. The balance outstanding was $9,145,000 and $16,370,000 at December 31, 1999 and 1998, respectively. The unsecured operating line of credit requires the Company to comply with certain covenants including a Capital Ratio which limits indebtedness to Tangible Net Worth. If the Company defaults on its payments, it is prohibited, subject to certain exceptions, from making dividend payments or other distributions.

     The Company also has available an unsecured revolving line of credit of $25,000,000 with a $45,000,000 import line of credit to issue documentary letters of credit on a sight basis. The combined limit under this agreement is $70,000,000. The revolving line accrues interest at the bank's prime rate minus 2% per annum. The revolving line also has a fixed rate option based on the bank's cost of funds plus 35 basis points. There was no balance outstanding on this line as of December 31, 1999 and 1998.

     The Company is party to certain Buying Agency Agreements pursuant to which the Company is provided unsecured lines of credit. These lines of credit are used to finance the purchase of goods outside the U.S. which are produced by the Company's independent manufacturers. The available funds are limited to $127,300,000 with a sublimit of $60,000,000 on the import line of credit. Borrowings bear interest at a range of .35% to .75% above the LIBOR rate (LIBOR rate: 6.0% and 5.1% as of December 31, 1999 and 1998,

                          COLUMBIA SPORTSWEAR COMPANY
respectively). These agreements expire in 2000 and 2001 will automatically renew for either one-year or three-year terms unless either party elects otherwise. The balance outstanding on the import line of credit was $15,383,000 and $18,494,000 at December 31, 1999 and 1998, respectively, and is included in accounts payable. At December 31, 1999, the Company had $43,524,000 of firm purchase orders placed under these financing arrangements.

     CSCL has available a line of credit providing for borrowing to a maximum of C$18,000,000 (US$12,464,000 at December 31, 1999). As of December 31, 1999 and
1998, there was no balance outstanding on this line.

     At December 31, 1999 and 1998, the Company's European branch had bank borrowings outstanding of $8,039,000 and $9,175,000, at an interest rate of 3.3% and 3.7%, respectively.

     At December 31, 1999 and 1998, the Company's Japanese subsidiary had bank borrowings outstanding of $14,492,000 and $9,182,000 at an interest rate of 1.9% and 1.6%, respectively.

NOTE 6 -- ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Accrued salaries, bonus, vacation and other benefits.....  $ 9,960    $ 8,395
Accrued warranty reserve.................................    4,200      3,700
Other....................................................    4,996      3,374
                                                           -------    -------
                                                           $19,156    $15,469
                                                           =======    =======

NOTE 7 -- LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Mortgage note payable....................................  $ 1,917    $ 2,476
Senior promissory notes payable..........................   25,000     25,000
Less current portion.....................................     (252)      (201)
                                                           -------    -------
                                                           $26,665    $27,275
                                                           =======    =======

     The Company assumed a mortgage in connection with the acquisition of a domestic distribution center. The loan matures in June 2009 and bears interest at 8.76%.

     In connection with capital projects, the Company entered into a note purchase agreement. Pursuant to the note purchase agreement, the Company issued senior promissory notes in the aggregate principal amount of $25 million, bearing an interest rate of 6.68% and maturing August 11, 2008. Proceeds from the notes were used to finance the expansion of the Company's distribution center in Portland, Oregon. Up to an additional $15 million in shelf notes may be issued under the note purchase agreement. The Senior Promissory Notes require the Company to comply with certain ratios related to indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") and Tangible Net Worth.

                          COLUMBIA SPORTSWEAR COMPANY

     Principal payments due on these notes as of December 31, 1999 were as follows (in thousands):

                                                                       SENIOR
                                                  MORTGAGE NOTE    PROMISSORY NOTE
                                                  -------------    ---------------
2000............................................     $  252            $    --
2001............................................        275                 --
2002............................................        300              3,571
2003............................................        328              3,571
2004............................................        357              3,571
Thereafter......................................        405             14,287
                                                     ------            -------
                                                     $1,917            $25,000
                                                     ======            =======

NOTE 8 -- SHAREHOLDERS' EQUITY

     The Company is authorized to issue 50,000,000 shares of common stock. At December 31, 1999 and 1998, 25,350,307 and 25,267,214 shares of common stock were issued and outstanding. All shares and per share amounts for all periods are restated to reflect the conversion of voting and nonvoting shares into voting shares of common stock and the subsequent conversion of each share of voting common stock into 0.59 shares of common stock pursuant to a reverse stock split which occurred at consummation of the offering of common stock by the Company.

     On June 9, 1999, the shareholders of the Company approved the 1999 Employee Stock Purchase Plan ("ESPP"). 500,000 shares of common stock are authorized for issuance under the ESPP. The ESPP allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty five percent of the lesser of the closing price of the Company's common stock on the first or last trading day of the respective quarter. As of December 31, 1999, 21,582 shares of common stock had been issued under the ESPP.

NOTE 9 -- INCOME TAXES

     The Company applies an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in the tax laws or rates. Deferred taxes are provided for temporary differences between assets and liabilities for financial reporting purposes and for income tax purposes and valuation allowances are recorded against net deferred tax assets when appropriate.

     Deferred income taxes arise from temporary differences between the carrying amounts of asset and liabilities for financial reporting purposes and the amounts used for income tax purposes. In 1999 the Company recorded a net increase in temporary differences of $3,026,000, resulting in a net deferred tax asset of $7,810,000 at December 31, 1999. The net deferred tax asset consists of a current asset of $11,822,000 and a non-current liability of $4,012,000 at December 31, 1999.

     Undistributed earnings of the Company's Canadian subsidiary amounted to approximately $15,500,000 on December 31, 1999. Upon distribution of those earnings in the form of dividends or otherwise, a portion would be subject to both U.S. income taxes and foreign withholding taxes. It is anticipated that the U.S. income taxes and foreign withholding taxes would be substantially offset by the corresponding foreign tax credits resulting from such a distribution.

     Certain foreign tax benefits have been offset by valuation allowances related to net operating losses.

                          COLUMBIA SPORTSWEAR COMPANY

     The components of the provision for income taxes consists of the following (in thousands):

                                                         YEAR ENDED DECEMBER 31
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
                                                             (IN THOUSANDS)
Current:
  Federal..............................................  $17,764       $17,594
  State and local......................................    3,308         3,066
  Non-U.S..............................................    4,189         3,103
                                                         -------       -------
                                                          25,261        23,763
Deferred:
  Federal..............................................   (1,745)       (4,262)
  State and local......................................     (599)         (522)
  Non-U.S..............................................     (682)           --
                                                         -------       -------
                                                          (3,026)       (4,784)
                                                         -------       -------
Provision for income taxes.............................  $22,235       $18,979
                                                         =======       =======

     The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements:

                                                                YEAR ENDED
                                                               DECEMBER 31
                                                              --------------
                                                              1999      1998
                                                              ----      ----
                                                               (PERCENT OF
                                                                 INCOME)
Provision for federal income taxes at the statutory rate....  35.0%     35.0%
State and local income taxes, net of federal benefit........   3.4       3.7
Non-U.S. income taxed at different rates....................   1.4       1.5
Initial recording of deferred tax asset.....................    --      (4.1)
Other.......................................................    .4        .6
                                                              ----      ----
Actual provision for income taxes...........................  40.2%     36.7%
                                                              ====      ====

     The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to income before income taxes for 1997 because the Company's income was not subject to federal and certain state income taxes.

     Significant components of the Company's deferred taxes are as follows:

                                                         YEAR ENDED DECEMBER 31
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Nondeductible accruals and allowances................  $ 8,624       $ 5,981
  Capitalized inventory costs..........................    3,198         2,914
                                                         -------       -------
                                                          11,822         8,895
Deferred tax liabilities:
  Depreciation and amortization........................   (2,682)       (2,531)
  Deferred compensation................................   (1,330)       (1,721)
  Other, net...........................................       --           141
                                                         -------       -------
                                                          (4,012)       (4,111)
                                                         -------       -------
          Total........................................  $ 7,810       $ 4,784
                                                         =======       =======

                          COLUMBIA SPORTSWEAR COMPANY

NOTE 10 -- PROFIT SHARING PLAN

     The Company has a 401(k) profit-sharing plan, which covers substantially all employees with more than ninety days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All contributions to the plan are determined by the Board of Directors and totaled $1,860,000, $1,666,000 and $1,681,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 11 -- PARTICIPATION SHARE AGREEMENT

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

     Effective December 31, 1996, the original Participation Plan was terminated and a Deferred Compensation Conversion Agreement (the "Agreement") was entered into. Under the Agreement, the participation shares, whether or not vested or awarded under the Participation Plan, were converted to 1,800,435 shares of common stock. As of December 31, 1999, of the converted shares, 391,388 shares of common stock awarded were subject to vesting through December 2004.

     The total value of the share conversion is $15,693,000 ($8.72 per share of common stock), of which $6,320,000 was unvested as of December 31, 1996. The unvested portion is recorded as a reduction in shareholders' equity and will be amortized to compensation expense through December 2004 as shares are earned. Compensation expense related to the Participation Plan and the 1996 conversion totaled $970,000, $970,000 and $970,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Additionally, the agreement provided for bonuses to be paid in amounts equal to the accrued interest due and owing on notes receivable from the shareholder. These bonuses were $90,000 and $330,000 in 1998 and 1997, respectively.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     The Company leases certain operating facilities from related parties of the Company. Total rent expense, including month-to-month rentals, for these leases amounted to $339,000, $327,000 and $198,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Rent expense was $2,303,000, $2,123,000 and $2,941,000 for non-related party leases during the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum payments on all lease obligations greater than one year are as follows (amounts in thousands):

                                                        NON-RELATED    RELATED
               YEAR ENDING DECEMBER 31,                   PARTIES      PARTIES     TOTAL
               ------------------------                 -----------    -------    -------
1999..................................................    $2,718        $299      $ 3,017
2000..................................................     2,211         308        2,519
2001..................................................     1,808         254        2,062
2002..................................................       729          58          787
2003..................................................       415          --          415
Thereafter............................................     1,324          --        1,324
                                                          ------        ----      -------
                                                          $9,205        $919      $10,124
                                                          ======        ====      =======

                          COLUMBIA SPORTSWEAR COMPANY

     The Company is a party to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

NOTE 13 -- STOCK INCENTIVE PLAN

     On March 12, 1997, the Board of Directors of the Company approved the 1997 Stock Incentive Plan (the "Plan"). In January 1998, the Board of Directors increased the number of shares authorized for issuance under the Plan from 2,000,000 to 2,500,000 shares. The options generally become exercisable ratably over a five-year period beginning from the date of grant and expire ten years from the date of grant.

     The following table summarizes the stock option activity under the Company's option plan:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                                                               SHARES       PRICE
                                                              ---------    --------
Options outstanding at January 1, 1997......................         --
Granted.....................................................    736,774     $10.40
                                                              ---------
Options outstanding at December 31, 1997....................    736,774      10.40
Granted.....................................................    465,500      19.63
Canceled....................................................    (17,283)      9.68
Exercised...................................................    (35,038)     10.45
                                                              ---------
Options outstanding at December 31, 1998....................  1,149,953      14.15
Granted.....................................................    302,933      12.44
Cancelled...................................................    (69,866)     13.46
Exercised...................................................    (61,511)      9.70
                                                              ---------
Options outstanding at December 31, 1999....................  1,321,509     $14.00
                                                              =========

     The Company continues to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in the Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-based Compensation", had been adopted.

     The Company has elected to account for the Plan under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all stock options granted during 1999, 1998 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

                                            1999            1998            1997
                                        ------------    ------------    -------------
Risk-free interest rate...............  5.04 - 6.20%    5.77 - 5.71%    6.69 - 5.77%
Expected dividend yield...............       0%              0%              0%
Expected lives........................  4 to 8 years    4 to 8 years    4 to 8 years
Expected volatility...................     66.80%          51.36%       Minimum value

     Using the Black-Scholes methodology, the total value of stock options granted during 1999, 1998 and 1997 was $2,417,000, $5,040,000 and $2,431,000,
respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 1999, 1998 and 1997 was $7.98, $10.83 and $3.30 per share, respectively.

                          COLUMBIA SPORTSWEAR COMPANY

     If the Company had accounted for the Plan in accordance with SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):

                                           1999                      1998                      1997
                                  -----------------------   -----------------------   -----------------------
                                  AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                  -----------   ---------   -----------   ---------   -----------   ---------
Net income......................    $33,008      $31,116      $32,744      $31,616      $39,296      $38,970
Net income per share -- basic...    $  1.30      $  1.23      $  1.38      $  1.33      $  2.09      $  2.07
Net income per
  share -- diluted..............    $  1.29      $  1.22      $  1.36      $  1.31      $  2.06      $  2.05

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                   --------------------------------                -----------------------
                                  WEIGHTED AVERAGE     WEIGHTED                   WEIGHTED
                                      REMAINING        AVERAGE      NUMBER OF     AVERAGE
   RANGE OF          NUMBER          CONTRACTUAL       EXERCISE      SHARES       EXERCISE
EXERCISE PRICES    OUTSTANDING       LIFE (YRS)         PRICE      EXERCISABLE     PRICE
---------------    -----------    -----------------    --------    -----------    --------
$ 9.68 - 15.20        584,182           7.31            $10.55       275,128       $10.39
$19.63 - 19.63        440,399           8.36             19.63       142,280        19.63
$12.13 - 18.38        296,928           9.17             12.44        43,989        12.39
                    ---------           ----            ------       -------       ------
$ 9.68 - 19.63      1,321,509           8.08            $14.00       461,397       $13.43

NOTE 14 -- SEGMENT INFORMATION

     The Company operates predominantly in one industry segment: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, rugged footwear, and related accessories.

     The geographic distribution of the Company's net sales, income before income tax, identifiable assets, interest expense, and depreciation and amortization expense are summarized in the following table (in thousands) for the years ended December 31, 1999, 1998 and 1997. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

                                                               1999        1998        1997
                                                             --------    --------    --------
Net sales to unrelated entities:
  United States............................................  $341,583    $335,897    $286,896
  Canada...................................................    50,428      38,782      31,135
  Other International......................................    78,492      52,599      35,421
                                                             --------    --------    --------
                                                             $470,503    $427,278    $353,452
                                                             ========    ========    ========
Income (loss) before income tax:
  United States............................................  $ 50,014    $ 50,132    $ 42,970
  Canada...................................................     8,074       7,370       2,325
  Other International......................................     3,887        (189)       (993)
  Less interest and other income (expense) and
     eliminations..........................................    (6,732)     (5,590)     (3,593)
                                                             --------    --------    --------
                                                             $ 55,243    $ 51,723    $ 40,709
                                                             ========    ========    ========

                          COLUMBIA SPORTSWEAR COMPANY

                                                               1999        1998        1997
                                                             --------    --------    --------
Assets:
  United States............................................  $274,222    $247,125    $171,545
  Canada...................................................    24,905      16,696      15,416
  Other international......................................    45,254      33,571      15,041
                                                             --------    --------    --------
  Total identifiable assets................................   344,381     297,392     202,002
  Eliminations.............................................   (39,391)    (27,914)    (27,525)
                                                             --------    --------    --------
     Total assets..........................................  $304,990    $269,478    $174,477
                                                             ========    ========    ========
Interest expense (income), net:
  United States............................................  $  4,098    $  3,340    $  3,048
  Canada...................................................       305         753         665
  Other International......................................       419         (18)       (120)
                                                             --------    --------    --------
                                                             $  4,822    $  4,075    $  3,593
                                                             ========    ========    ========
Depreciation and amortization expense:
  United States............................................  $ 11,709    $  6,934    $  6,775
  Canada...................................................       400         392         443
  Other International......................................       495         315         300
                                                             --------    --------    --------
                                                             $ 12,604    $  7,641    $  7,518
                                                             ========    ========    ========

NOTE 15 -- NET INCOME PER SHARE

     SFAS No. 128, "Earnings Per Share" requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     There were no adjustments to net income in computing diluted earnings per share for the year ended December 31, 1999, 1998 and 1997. A reconciliation of the common shares used in the denominator for computing basic and diluted net income per share is as follows (in thousands, except per share amounts):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Weighted average common shares outstanding, used in
  computing basic net income per share................   25,331     23,731     18,792
Effect of dilutive stock options......................      277        327        311
                                                        -------    -------    -------
Weighted-average common shares outstanding, used in
  computing diluted net income per share..............   25,608     24,058     19,103
                                                        =======    =======    =======
Net income per share of common stock:
  Basic...............................................  $  1.30    $  1.38    $  2.09
  Diluted.............................................  $  1.29    $  1.36    $  2.06

NOTE 16 -- FINANCIAL RISK MANAGEMENT AND DERIVATIVES

     The Company enters into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed and anticipated transactions and the related receivables and payables may be hedged with forward exchange contracts or purchased options. Premiums paid on purchased options are included in prepaid expenses and are recognized in earnings ratably over the life of the option. Gains and losses arising from foreign currency forward and purchased option contracts, and cross-currency swap transactions are recognized in income or expense as offsets of gains and losses resulting from the underlying

                          COLUMBIA SPORTSWEAR COMPANY
hedged transactions. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. This evaluation is performed at inception of the hedge and periodically over the life of the hedge. Cash flows from risk management activities are classified in the same category as the cash flows from the related investment, borrowing or foreign exchange activity. The Company is exposed to certain losses in the event of nonperformance by the other parties to these agreements, but the Company does not anticipate nonperformance by the other parties.

     The counterparties to derivative transactions are major financial institutions with high investment grade credit ratings. However, this does not eliminate the Company's exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted and is immaterial to any one institution at December 31, 1999 and 1998. To manage this risk, the Company has established strict counterparty credit guidelines which are continually monitored and reported to Senior Management according to prescribed guidelines. As a result, the Company considers the risk of counterparty default to be minimal.

     The Company manages a portion of its exposure to fluctuations in currencies related to foreign sales and accounts receivable with short-term strategies after giving consideration to market conditions, contractual agreements, anticipated sale and purchase transactions, and other factors. At December 31, 1999 and 1998, the Company had approximately $29,500,000 and $9,700,000 (notional) in forward exchange contracts. The carrying value and unrealized gains and losses related to these contracts were not material at December 31, 1999 and 1998.

        SUPPLEMENTAL INFORMATION -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the Company's quarterly financial data for the past two years ending December 31, 1999 (in thousands, except per share amounts):

                                        FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
                                        -------------    --------------    -------------    --------------
1999
  Net sales...........................     $89,214          $71,416          $187,568          $122,305
  Gross profit........................      56,600           40,116            98,097            64,796
  Net income..........................         240             (238)           23,891             9,115
  Net income per share
     Basic............................        0.01            (0.01)             0.94              0.36
     Diluted(1).......................        0.01            (0.01)             0.93              0.35
1998
  Net sales...........................     $74,938          $67,177          $173,956          $111,207
  Gross profit........................      28,937           28,383            79,645            49,856
  Net income..........................       2,101              564            22,872             7,207
  Net income per share
     Basic(2).........................        0.11             0.02              0.91              0.29
     Diluted(2).......................        0.11             0.02              0.90              0.28

---------------
(1) In 1999, the sum of the four quarters net income (loss) per share does not equal the annual amount due to the dilutive effect of stock options as accounted for under SFAS No. 128, "Earnings Per Share".

(2) In 1998, the sum of the four quarters net income per share does not equal the annual amount due to the timing of issuance of shares in the first quarter and the dilutive effect of stock options as accounted for under SFAS No. 128, "Earnings Per Share."

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE COMPANY

     Information with respect to our directors is hereby incorporated by reference from our proxy statement, under the caption "Election of Directors," for our 2000 annual meeting of shareholders (the "2000 Proxy Statement") to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed no later than 120 days after the end of our fiscal year ended December 31, 1999. Information with respect to executive officers is included under Item 4(a) of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     There is incorporated herein by reference the information required by this
Item included in the 2000 Proxy Statement under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated herein by reference the information required by this
Item included in the 2000 Proxy Statement under the caption "Voting Securities and Principal Shareholders" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated herein by reference the information required by this
Item included in the 2000 Proxy Statement under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (a)(2)Financial Statements. The Financial Statements of the Company filed as part of this Annual Report on Form 10-K are on pages 22 to 39 of this Annual Report.

     (a)(3) Exhibits

      *3.1       Second Amended and Restated Articles of Incorporation.
      *3.2       1998 Restated Bylaws.
      *4.1       See Article II of Exhibit 3.1 and Article I of Exhibit 3.2.
     +10.1       1997 Stock Incentive Plan, as amended (incorporated by
                 reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998).
     *10.2       Form of Incentive Stock Option Agreement.
     *10.3       Form of Nonstatutory Stock Option Agreement.
     *10.4       Credit Agreement between the Hong Kong and Shanghai Banking
                 Corporation Limited and the Company dated September 17,
                 1991, as amended.
     *10.5       Buying Agency Agreement between Nissho Iwai American
                 Corporation and the Company dated January 1, 1992, as
                 amended.
     *10.5(a)    Amendment No. 2 to the Buying Agency Agreement Between
                 Nissho Iwai American Corporation and the Company dated
                 February 19, 1998.
     *10.5(b)    Buying Agency Agreement between the Company and Nissho Iwai
                 American Corporation dated October 1, 1998 (incorporated by reference in exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                 1998).
     *10.6       Credit Agreement between the Company and Wells Fargo Bank,
                 N.A. dated July 31, 1997.
     *10.6(a)    Form of First Amendment to Credit Agreement between the
                 Company and Wells Fargo Bank, N.A. dated March 23, 1998.
      10.6(b)    Credit Agreement Extension between the Company and Wells
                 Fargo Bank National Association dated June 30, 1998
                 (incorporated by reference to exhibit 10.1 to the Company's
                 Quarterly Report on Form 10-Q for the quarterly period ended
                 June 30, 1998).
      10.6(c)    Second Amendment to Credit Agreement between the Company and
                 Wells Fargo Bank National Association dated July 31, 1998
                 (incorporated by reference to exhibit 10.2 to the Company's
                 Quarterly Report on Form 10-Q for the quarterly period ended
                 June 30, 1998).
      10.6(d)    Third Amendment to Credit Agreement between the Company and
                 Wells Fargo Bank National Association dated June 30, 1999
                 (incorporated by reference to exhibit 10.1 to the Company's
                 Quarterly Report on Form 10-Q for the quarterly period ended
                 June 30, 1999).
     *10.7       Assumption Agreement by and between the Company, Timothy P.
                 Boyle and Don Santorufo and First Interstate Bank of Oregon,
                 N.A., dated March 8, 1996; and form of First Amendment
                 thereto dated March 23, 1998.
     *10.8       Lease between Penzel & Company and the Company dated
                 February 23, 1988, as amended.
     *10.9       Form of lease between Timothy P. Boyle and Gertrude Boyle
                 and the Registrant.

     *10.10      Form of Lease between Gertrude Boyle and the Company.
     *10.11      Lease between BB&S Development Company and the Company,
                 dated February 12, 1996.
     *10.12      Lease between B.A.R.K. Holdings, Inc. and Columbia
                 Sportswear Canada Limited, dated January 3, 1994.
     *10.13      Form of Stock Purchase Agreement between Columbia Sportswear
                 Holdings Limited, Columbia Sportswear Canada Limited and
                 Douglas Hamilton and Doug Hamilton in trust for Elizabeth K.
                 Hamilton, dated August 24, 1992.
    +*10.14      Deferred Compensation Conversion Agreement between the
                 Company and Don Santorufo, dated December 31, 1996.
     *10.15      Form of Tax Indemnification Agreement for existing
                 shareholders.
    +*10.16      Employment Agreement between Carl K. Davis and the Company dated as of September 5, 1997.
     *10.17      Form of Indemnity Agreement for Directors.
     *10.18      Form of Agreement Regarding Plan of Recapitalization Among
                 the Company and Shareholders.
    +*10.19      Amendment and Waiver, Deferred Compensation Conversion
                 Agreement, between the Company and Don Santorufo.
     *10.20      Asset Purchase Agreement between the Company and Columbia
                 Outfitters, Inc., dated March 4, 1998.
      10.21      Note Purchase and Private Shelf Agreement between the
                 Company and The Prudential Insurance Company of America and
                 Pruco Life Insurance Company dated August 11, 1998
                 (incorporated by reference to exhibit 10.3 to the Company's
                 Quarterly Report on Form 10-Q for the quarterly period ended
                 June 30, 1998).
      10.22      1999 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form
                 10-Q for the quarterly period ended June 30, 1999).
      10.23      Executive Incentive Compensation Plan (incorporated by
                 reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).
      21.1       Subsidiaries of the Company.
      23.1       Consent of Deloitte & Touche LLP.
      24.1       Powers of Attorney.
      27.1       Financial Data Schedule.

---------------
 +  Management Contract or Compensatory Plan.

 * Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-43199).

(b) No reports on Form 8-K were held during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 2000.

                                          COLUMBIA SPORTSWEAR COMPANY

                                          By:         PATRICK D. ANDERSON
                                            ------------------------------------
                                                    Patrick D. Anderson
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2000.

                     SIGNATURES                                     TITLE
                     ----------                                     -----

                  *TIMOTHY P. BOYLE                     President and Chief Executive
-----------------------------------------------------       Officer and Director
                  Timothy P. Boyle                      (Principal Executive Officer)

                 PATRICK D. ANDERSON                       Chief Financial Officer
-----------------------------------------------------     (Principal Financial and
                 Patrick D. Anderson                         Accounting Officer)

                   *GERTRUDE BOYLE                        Chairman of the Board of
-----------------------------------------------------             Directors
                   Gertrude Boyle

                     *SARAH BANY                                  Director
-----------------------------------------------------
                     Sarah Bany

                  *EDWARD S. GEORGE                               Director
-----------------------------------------------------
                  Edward S. George

                  *MURREY R. ALBERS                               Director
-----------------------------------------------------
                  Murrey R. Albers

                    *JOHN STANTON                                 Director
-----------------------------------------------------
                    John Stanton

              *By: PATRICK D. ANDERSON
  -------------------------------------------------
                 Patrick D. Anderson
                 as Attorney-in-Fact