Form 10-Q
period 2000-03-31
COLUMBIA SPORTSWEAR CO
filed 2000-05-15
CIK 1050797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

       For the quarterly period ended  March 31, 2000
                                       --------------

                                      OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

                             YES  X      NO
                                -----       -----

The number of shares of Common Stock outstanding on May 5, 2000, was 25,426,106.

                           COLUMBIA SPORTSWEAR COMPANY

                                 MARCH 31, 2000


                               INDEX TO FORM 10-Q

                                                                                      PAGE NO.
PART I.  FINANCIAL INFORMATION

     ITEM 1 - Financial Statements - Columbia Sportswear Company (Unaudited)

          Condensed Consolidated Balance Sheets.....................................     2

          Condensed Consolidated Statements of Operations...........................     3

          Condensed Consolidated Statements of Cash Flows...........................     4

          Notes to Condensed Consolidated Financial Statements......................     5

     ITEM 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................     8

     ITEM 3 - Quantitative and Qualitative Disclosures About Market  Risk...........    10

PART II.  OTHER INFORMATION

     ITEM 6 - Exhibits and Reports on Form 8-K......................................    11

     SIGNATURES.....................................................................    12

ITEM 1 - FINANCIAL STATEMENTS


                           COLUMBIA SPORTSWEAR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            MARCH 31, 2000    DECEMBER 31,1999
                                                            --------------    ----------------
                                     ASSETS

Current Assets:
  Cash and cash equivalents                                   $  27,828          $  14,622
  Accounts receivable, net of allowance of $5,000 and
    $4,535, respectively                                         81,424            118,709
  Inventories (Note 2)                                           91,636             86,465
  Deferred tax asset                                             11,489             11,822
  Prepaid expenses and other current assets                       3,574              2,425
                                                              ---------          ---------
    Total current assets                                        215,951            234,043

Property, plant, and equipment, net                              66,897             68,960
Intangibles and other assets                                      1,862              1,987
                                                              ---------          ---------
    Total assets                                              $ 284,710          $ 304,990
                                                              =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                               $  21,687          $  31,676
  Accounts payable                                               27,755             36,779
  Accrued liabilities                                            15,820             19,156
  Income taxes payable                                              677              2,075
  Current portion of long-term debt                                 258                252
                                                              ---------          ---------
    Total current liabilities                                    66,197             89,938

Long-term debt                                                   26,599             26,665
Deferred tax liability                                            4,012              4,012
                                                              ---------          ---------
    Total liabilities                                            96,808            120,615

Commitments and contingencies                                        --                 --

Shareholders' Equity:
  Preferred stock; 10,000 shares authorized; none
    issued and outstanding                                           --                 --
  Common stock; 50,000 shares authorized; 25,382 and
    25,282 issued and outstanding                               126,567            126,265
  Retained earnings                                              68,562             65,290
  Accumulated other comprehensive loss                           (3,987)            (3,770)
  Unearned portion of restricted stock issued for
    future services                                              (3,240)            (3,410)
                                                              ---------          ---------
    Total shareholders' equity                                  187,902            184,375
                                                              ---------          ---------
    Total liabilities and shareholders' equity                $ 284,710          $ 304,990
                                                              =========          =========


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                           -----------------------
                                             2000           1999
                                             ----           ----
Net sales                                  $108,437       $ 89,214
Cost of sales                                61,899         56,600
                                           --------       --------

Gross profit                                 46,538         32,614
Selling, general, and administrative         40,378         31,588
                                           --------       --------

Income from operations                        6,160          1,026
Interest expense, net                           684            626
                                           --------       --------

Income before income tax                      5,476            400
Income tax expense                            2,204            160
                                           --------       --------

Net income (Note 3)                        $  3,272       $    240
                                           ========       ========

Net income per share (Note 4):
  Basic                                    $   0.13       $   0.01
  Diluted                                  $   0.13       $   0.01
Weighted average shares outstanding:
  Basic                                      25,373         25,282
  Diluted                                    25,780         25,516


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                      2000            1999
                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $  3,272        $    240
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                    3,283           2,408
      Non-cash compensation                                              170             241
      Loss on disposal of property, plant, and equipment                   8              16
      Deferred income tax provision                                      333             405
      Changes in operating assets and liabilities:
        Accounts receivable                                           36,300          25,182
        Inventories                                                   (5,448)            929
        Prepaid expenses and other current assets                     (1,146)            280
        Intangibles and other assets                                      60              40
        Accounts payable                                              (8,842)          2,027
        Accrued liabilities                                           (3,312)         (2,345)
        Income taxes payable                                          (1,400)         (3,355)
                                                                    --------        --------
          Net cash provided by operating activities                   23,278          26,068
                                                                    --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                         (1,234)         (4,631)
  Proceeds from sale of property, plant, and equipment                    22              11
                                                                    --------        --------
          Net cash used in investing activities                       (1,212)         (4,620)
                                                                    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment on notes payable                                          (9,447)        (19,078)
  Repayment on long-term debt                                            (60)            (50)
  Proceeds from issuance of common stock                                 302             147
                                                                    --------        --------
          Net cash used in financing activities                       (9,205)        (18,981)
                                                                    --------        --------
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH                              345            (137)
                                                                    --------        --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                             13,206           2,330
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        14,622           6,777
                                                                    --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 27,828        $  9,107
                                                                    ========        ========


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the "Company") and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2000, and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 2. INVENTORIES

Inventories consist of the following (in thousands):

                                         March 31, 2000    December 31, 1999
                                         --------------    -----------------
Raw materials                               $ 3,391             $ 3,459
Work in process                              10,117               9,197
Finished goods                               78,128              73,809
                                            -------             -------
                                            $91,636             $86,465
                                            =======             =======

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income and its components, net of tax, is as follows:

                                                         Three Months Ended
                                                             March 31,
                                                        --------------------
                                                         2000         1999
                                                        -------      -------
Net income                                              $ 3,272      $   240
Foreign currency translation adjustments                     13          (54)
Unrealized loss on derivative transactions                 (230)           0
                                                        -------      -------
Comprehensive income                                    $ 3,055      $   186
                                                        =======      =======

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

There were no adjustments to net income in computing diluted net income per share for the three months ended March 31, 2000 and 1999. A reconciliation of the common shares used in the denominator for computing basic and diluted net income per share is as follows:

                                                         Three Months Ended
                                                             March 31,
                                                        --------------------
                                                         2000          1999
                                                        ------        ------
Weighted  average common shares outstanding,
used in computing basic net income per share            25,373        25,282

Effect of dilutive stock options                           407           234
                                                        ------        ------
Weighted-average common shares outstanding,
used in computing diluted net income per share          25,780        25,516
                                                        ======        ======
Net income per share of common stock:
     Basic                                              $ 0.13        $ 0.01
     Diluted                                            $ 0.13        $ 0.01

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

                                                     Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                    2000             1999
                                                  --------         --------
Net sales to unrelated entities:
     United States                                $ 68,901         $ 63,321
     Canada                                         10,471            7,192
     Other International                            29,065           18,701
                                                  --------         --------
                                                  $108,437         $ 89,214
                                                  ========         ========

Income before income tax:
     United States                                $  1,993         $     74
     Canada                                          1,093            1,276
     Other International                             2,178              125
     Less interest and other income
         (expense) and eliminations                    212           (1,075)
                                                  --------         --------
                                                  $  5,476         $    400
                                                  ========         ========

                                                 March 31,        December 31,
                                                   2000              1999
                                                 ---------        ------------
Total assets:
     United States                               $ 251,711         $ 274,222
     Canada                                         19,688            24,905
     Other international                            48,903            45,254
                                                 ---------         ---------
                                                   320,302           344,381
     Eliminations                                  (35,592)          (39,391)
                                                 ---------         ---------
                                                 $ 284,710         $ 304,990
                                                 =========         =========

NOTE 5. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company's risk management programs, the Company uses or used a variety of financial instruments, including foreign currency option and forward exchange contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

Effective April 1, 1999, the Company adopted SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" which requires that all derivative financial instruments, such as foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income).

Foreign Currency Exchange Risk Management

The Company uses a combination of foreign currency option and forward exchange contracts to hedge against the currency risk associated with Japanese yen, Canadian dollar and European euro denominated, firmly committed and anticipated transactions for the next twelve months.

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, such financial instruments are marked-to-market with the offset to shareholders' equity and then subsequently recognized as a component of gross margin when the underlying transaction is recognized. The Company measures hedge effectiveness of foreign currency option and forward exchange contracts based on the forward price of the underlying commodity. Hedge ineffectiveness was not material during the quarter ended March 31, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The statements in this report concerning certain expected future expenses as a percentage of net sales, future financing and working capital requirements and the impact of euro implementation on our business constitute forward - looking statements that are subject to risks and uncertainties. Many factors could cause actual results to differ materially from those projected in such forward looking statements, including risks described in our annual report on form 10-K for the year ended December 31, 1999 under the heading "Factors That May Affect Our Business". Factors that could adversely affect selling, general and administrative expense as a percentage of net sales include, but are not limited to, increased competitive factors (including increased competition, new product offerings by competitors and price pressures), unfavorable seasonal differences in sales volume, changes in consumer preferences, as well as an inability to increase sales to department stores or to open and operate new concept shops on favorable terms. Other factors could include a failure to manage growth effectively and unavailability of independent manufacturing, labor or supplies at reasonable prices. In addition, unfavorable business conditions, disruptions in the outerwear, sportswear and rugged footwear industries or changes in the general economy could have adverse effects. Factors that could materially affect future financing requirements include, but are not limited to, the ability to obtain additional financing on acceptable terms. Factors that could materially affect future working capital requirements include, but are not limited to, the industry factors and general business conditions noted above.

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales.

                                            Quarter Ended March 31,
                                            -----------------------
                                              2000          1999
                                              -----         -----
Net sales                                     100.0%        100.0%
Cost of sales                                  57.1          63.4
Gross profit                                   42.9          36.6
Selling, general and administrative expense    37.2          35.4
Income from operations                          5.7           1.2
Interest expense, net                           0.6           0.7
Income before income tax                        5.1           0.5
Provision for income taxes                      2.1           0.2
Net income                                      3.0%          0.3%


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

NET SALES: Net sales increased 21.5% to $108.4 million for the three month period ended March 31, 2000 from $89.2 million for the comparable period in 1999. Domestic sales increased 8.8% to $68.9 million for the three month period ended March 31, 2000 from $63.3 million for the comparable period in 1999. Net international sales, excluding Canada, increased 55.6% to $29.1 million for the three month period ended March 31, 2000 from $18.7 million for the comparable period in 1999. Canadian sales increased 44.4% to $10.4 million for the three month period ended March 31, 2000 from $7.2 million for the same period in 1999. These increases were primarily attributable to increased sales of spring sportswear units across all regions and increased sales of footwear units primarily in Europe and Canada.

GROSS PROFIT: Gross profit as a percentage of net sales was 42.9% for the three months ended March 31, 2000 compared to 36.6% for the comparable period in 1999. The increase in gross margin was due primarily to decreased sales of fall close-out products and a higher percentage of net international sales, excluding Canada, during the three months ended March 31, 2000 which generally carry a higher gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general, and administrative expense increased 27.8% to $40.4 million for the three months ended March 31, 2000 from $31.6 million for the comparable period in 1999, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales. As a percentage of sales, selling, general, and administrative expenses increased to 37.2% for the three months ended March 31, 2000 from 35.4% for the comparable period in 1999, primarily as a result of an increase in depreciation expense related to our distribution center. We believe that in the longer term we will be able to leverage selling, general, and administrative expense as a percentage of sales as our international operations become more established and our sportswear and footwear sales continue to expand.

INTEREST EXPENSE: Interest expense increased by 9.3% for the three months ended March 31, 2000 from the comparable period in 1999. This increase was attributable to a reduction of capitalized interest associated with the expansion of our distribution center, which was completed in 1999.

SEASONALITY OF BUSINESS

Columbia's business is impacted by the general seasonal trends that are characteristic of many companies in the outdoor apparel industry in which sales and profits are highest in the third calendar quarter. Our products are marketed on a seasonal basis, with a product mix weighted substantially toward the fall season. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The sale of our products is subject to substantial cyclical fluctuation or impact from unseasonal weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on the our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing funding requirements are to finance working capital and continued growth of the business. At March 31, 2000, we had total cash equivalents of $27.8 million compared to $14.6 million at March 31, 1999. Cash provided by operating activities was $23.3 million for the three months ended March 31, 2000 and $26.1 million for the comparable period in 1999. This decrease was primarily due to an increase in inventory required to support higher sales levels.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our international operations and general corporate needs. Net cash used in investing activities was $1.2 million for the three months ended March 31, 2000 and $4.6 million for the comparable period in 1999.

Cash used in financing activities was $9.2 million for the three months ended March 31, 2000 compared to cash used in financing activities of $19.0 million for the comparable period in 1999. The decrease in net cash used in financing activities was primarily due to a reduction of repayments of short-term borrowings as compared to the three months ended March 31, 1999.

To fund our working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $115 to $135 million. As of March 31, 2000, $21.7 million was outstanding under these lines of credit. Additionally, we maintain credit agreements in order to provide us with unsecured import lines of credit with a combined limit of approximately $105 million available for issuing documentary letters of credit.

To finance expansion of our domestic distribution center, we entered into a note purchase agreement in 1998. Pursuant to the note purchase agreement, we issued senior promissory notes in the aggregate principal amount of $25 million, bearing an interest rate of 6.68% and maturing August 11, 2008. Up to an additional $15 million in shelf notes may be issued under the note purchase agreement.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in the Notes to Condensed Consolidated Financial Statements and is incorporated herein by this reference.

PART II.  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

                3.1    Third Amended and Restated Articles of Incorporation.

                3.2    2000 Restated Bylaws of the Company.

               10.1    Executive Incentive Compensation Plan, as amended.

               27.1    Financial Data Schedule.

        (b)    Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COLUMBIA SPORTSWEAR COMPANY

Date: May 15, 2000                /s/ Patrick D. Anderson
      __________________          ______________________________________________
                                  Patrick D. Anderson
                                  Chief Financial Officer and Authorized Officer