Form 10-Q
period 2000-06-30
COLUMBIA SPORTSWEAR CO
filed 2000-08-14
CIK 1050797

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

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

                             YES  [X]    NO  [ ]


The number of shares of Common Stock outstanding on July 31, 2000, was 25,473,554.

                           COLUMBIA SPORTSWEAR COMPANY

                                  JUNE 30, 2000


                               INDEX TO FORM 10-Q

                                                                                      PAGE NO.
PART I.  FINANCIAL INFORMATION

     ITEM 1 -  Financial Statements - Columbia Sportswear Company (Unaudited)

          Condensed Consolidated Balance Sheets ..................................       3

          Condensed Consolidated Statements of Operations ........................       4

          Condensed Consolidated Statements of Cash Flows ........................       5

          Notes to Condensed Consolidated Financial Statements ...................       6

     ITEM 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations ................................       9

     ITEM 3 - Quantitative and Qualitative Disclosures About Market  Risk ........      11

PART II.  OTHER INFORMATION

     ITEM 4 - Submission of Matters to a Vote of Security Holders ................      12

     ITEM 6 - Exhibits and Reports on Form 8-K ...................................      12

     SIGNATURES ..................................................................      13

ITEM 1 - FINANCIAL STATEMENTS


                           COLUMBIA SPORTSWEAR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      JUNE 30, 2000  DECEMBER 31,1999
                                                      -------------  ----------------
                       ASSETS

Current Assets:
  Cash and cash equivalents                            $  12,851       $  14,622
  Accounts receivable, net of allowance of $5,413
    and $4,535, respectively                              77,574         118,709
  Inventories (Note 2)                                   132,121          86,465
  Deferred tax asset                                      11,839          11,822
  Prepaid expenses and other current assets                4,326           2,425
                                                       ---------       ---------
    Total current assets                                 238,711         234,043

Property, plant, and equipment, net                       65,591          68,960
Intangibles and other assets                               1,820           1,987
                                                       ---------       ---------
    Total assets                                       $ 306,122       $ 304,990
                                                       =========       =========


        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                        $  29,344       $  31,676
  Accounts payable                                        37,636          36,779
  Accrued liabilities                                     16,446          19,156
  Income taxes payable                                        --           2,075
  Current portion of long-term debt                          263             252
                                                       ---------       ---------
    Total current liabilities                             83,689          89,938

Long-term debt                                            26,189          26,665
Deferred tax liability                                     3,863           4,012
                                                       ---------       ---------
    Total liabilities                                    113,741         120,615

Commitments and contingencies                                 --              --

Shareholders' Equity:
  Preferred stock; 10,000 shares authorized; none
    issued and outstanding                                    --              --
  Common stock; 50,000 shares authorized; 25,438
    and 25,350 issued and outstanding                    127,367         126,265

  Retained earnings                                       72,180          65,290
  Accumulated other comprehensive loss                    (4,097)         (3,770)
  Unearned portion of restricted stock issued for
    future services                                       (3,069)         (3,410)
                                                       ---------       ---------
    Total shareholders' equity                           192,381         184,375
                                                       ---------       ---------
    Total liabilities and shareholders' equity         $ 306,122       $ 304,990
                                                       =========       =========



See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                           ----------------------       ----------------------
                                             2000          1999           2000          1999
                                           --------      --------       --------      --------
Net sales                                  $ 97,155      $ 71,416       $205,592      $160,630
Cost of sales                                53,426        40,116        115,325        96,716
                                           --------      --------       --------      --------

Gross profit                                 43,729        31,300         90,267        63,914
Selling, general, and administrative         36,933        30,659         77,311        62,247
                                           --------      --------       --------      --------

Income from operations                        6,796           641         12,956         1,667
Interest expense, net                           740         1,037          1,424         1,663
                                           --------      --------       --------      --------

Income (loss) before income tax               6,056          (396)        11,532             4
Income tax expense (benefit)                  2,438          (158)         4,642             2
                                           --------      --------       --------      --------

Net income (loss) (Note 3)                 $  3,618      $   (238)      $  6,890      $      2
                                           ========      ========       ========      ========

Net income (loss) per share (Note 4):
  Basic                                    $   0.14      $  (0.01)      $   0.27      $   0.00
  Diluted                                  $   0.14      $  (0.01)      $   0.27      $   0.00
Weighted average shares outstanding:
  Basic                                      25,432        25,291         25,428        25,286
  Diluted                                    26,126        25,515         25,981        25,515



See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                        -----------------------
                                                                          2000           1999
                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  6,890       $      2
  Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                        6,668          5,700
      Non-cash compensation                                                  341            484
      (Gain) loss on disposition of property, plant, and equipment          (321)            34
      Deferred income taxes                                                 (183)           170
      Changes in operating assets and liabilities:
        Accounts receivable                                               39,567         27,238
        Inventories                                                      (46,326)       (34,419)
        Prepaid expenses and other current assets                         (1,513)        (2,809)
        Intangibles and other assets                                         (48)            79
        Accounts payable                                                   1,110          5,096
        Accrued liabilities                                               (5,125)        (1,969)
                                                                        --------       --------
          Net cash provided by (used in) operating activities              1,060           (394)
                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                             (3,288)        (7,386)
  Proceeds from sale of property, plant, and equipment                       432             12
                                                                        --------       --------
          Net cash used in investing activities                           (2,856)        (7,374)
                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayment of) proceeds from notes payable                          (1,328)         5,908
  Repayment on long-term debt                                               (466)          (440)
  Proceeds from issuance of common stock                                   1,101            229
                                                                        --------       --------
          Net cash (used in) provided by financing activities               (693)         5,697
                                                                                       --------
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  718           (128)
                                                                        --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,771)        (2,199)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            14,622          6,777
                                                                        --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 12,851       $  4,578
                                                                        ========       ========


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the "Company") and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2000, and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 2.  INVENTORIES

Inventories consist of the following (in thousands):

                         June 30, 2000      December 31, 1999
                         -------------      -----------------
Raw materials              $  5,605            $  3,459
Work in process              19,446               9,197
Finished goods              107,070              73,809
                           --------            --------
                           $132,121            $ 86,465
                           ========            ========

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income and its components, net of tax, is as follows (in thousands):

                                                      Three Months Ended                 Six Months Ended
                                                             June 30,                         June 30,
                                                    ---------------------------      ---------------------------
                                                     2000                1999         2000                1999
                                                    -------             -------      -------             -------
Net income (loss)                                   $ 3,618             $  (238)     $ 6,890             $     2
Foreign currency translation adjustments               (305)                380         (292)                326
Unrealized gain (loss) on derivative
transactions                                            195                 (52)         (35)                (52)
                                                    -------             -------      -------             -------
Comprehensive income                                $ 3,508             $    90      $ 6,563             $   276
                                                    =======             =======      =======             =======

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

There were no adjustments to net income in computing diluted net income per share for the three and six months ended June 30, 2000 and 1999. A reconciliation of the common shares used in the denominator for computing basic and diluted net income per share is as follows:


                                                     Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                   ---------------------        ---------------------
                                                    2000          1999           2000          1999
                                                   -------       -------        -------       -------
Weighted  average common shares outstanding,
used in computing basic net income per share        25,432        25,291         25,428        25,286

Effect of dilutive stock options                       694           224            553           229
                                                   -------       -------        -------       -------

Weighted-average common shares outstanding,
used in computing diluted net income per
share                                               26,126        25,515         25,981        25,515
                                                   =======       =======        =======       =======
Net income (loss) per share of common stock:
     Basic and diluted                             $  0.14       $ (0.01)       $  0.27       $  0.00

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

                                               Three Months Ended               Six Months Ended
                                                   June 30,                          June 30,
                                          --------------------------        -------------------------
                                             2000             1999             2000            1999
                                          ---------        ---------        ---------       ---------
Net sales to unrelated entities:
     United States                        $  71,774        $  53,157        $ 140,675       $ 116,478
     Canada                                   6,905            6,565           17,376          13,757
     Other International                     18,476           11,694           47,541          30,395
                                          ---------        ---------        ---------       ---------
                                          $  97,155        $  71,416        $ 205,592       $ 160,630
                                          =========        =========        =========       =========

Income (loss) before income tax:
     United States                        $   5,584        $     957            7,577           1,031
     Canada                                     255            1,055            1,348           2,331
     Other International                        (54)          (1,583)           2,124          (1,458)
     Less interest and other income
         (expense) and eliminations             271             (825)             483          (1,900)
                                          ---------        ---------        ---------       ---------
                                          $   6,056        $    (396)       $  11,532       $       4
                                          =========        =========        =========       =========


                                   June 30,         December 31,
                                    2000               1999
                                 ---------          -----------
Total assets:
     United States               $ 287,566          $ 274,222
     Canada                         22,309             24,905
     Other international            39,702             45,254
                                 ---------          ---------
                                   349,577            344,381

     Eliminations                  (43,455)           (39,391)
                                 ---------          ---------
                                 $ 306,122          $ 304,990
                                 =========          =========

NOTE 6.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, such financial instruments are marked-to-market with the offset to shareholders' equity and then subsequently recognized as a component of gross margin when the underlying transaction is recognized. The Company measures hedge effectiveness of foreign currency option and forward exchange contracts based on the forward price of the underlying commodity. Hedge ineffectiveness was not material during the three and six months ended June 30, 2000.

NOTE 7.  FUTURE ACCOUNTING CHANGES

In December of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". The effective date of the bulletin was delayed according to SAB No. 101A and SAB NO. 101B and will be effective for the Company's first quarter of fiscal year 2001. Management has not yet completed an evaluation of the effects this bulletin will have on the Company's consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The statements in this report and statements management may make from time to time concerning future liquidity, financing, working capital requirements and the impact of euro implementation on our business constitute forward-looking statements that are subject to risks and uncertainties. Many factors could cause actual results to differ materially from those projected in such forward looking statements, including risks described in our annual report on form 10-K for the year ended December 31, 1999 under the heading "Factors That May Affect Our Business".

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales.


                                               Three Months Ended              Six Months Ended
                                                     June 30,                       June 30,
                                            ----------------------           ----------------------
                                             2000            1999             2000            1999
                                            ------          ------           ------          ------
Net sales                                    100.0%          100.0%           100.0%          100.0%
Cost of sales                                 55.0            56.2             56.1            60.2
Gross profit                                  45.0            43.8             43.9            39.8
Selling, general and administrative           38.0            42.9             37.6            38.8
Income from operations                         7.0             0.9              6.3             1.0
Interest expense, net                          0.8             1.4              0.7             1.0
Income (loss) before income tax                6.2            (0.5)             5.6             0.0
Income tax expense (benefit)                   2.5            (0.2)             2.2             0.0
Net income (loss)                              3.7%           (0.3)%            3.4%            0.0%


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET SALES: Net sales increased 36.1% to $97.2 million for the three month period ended June 30, 2000 from $71.4 million for the comparable period in 1999. Domestic sales increased 35.0% to $71.8 million for the three month period ended June 30, 2000 from $53.2 million for the comparable period in 1999. Net international sales, excluding Canada, increased 58.1% to $18.5 million for the three month period ended June 30, 2000 from $11.7 million for the comparable period in 1999. Canadian sales increased 4.5% to $6.9 million for the three month period ended June 30, 2000 from $6.6 million for the same period in 1999. These increases were primarily attributable to increased sales of spring sportswear and footwear units across all regions and domestic fall outerwear units.

GROSS PROFIT: Gross profit as a percentage of net sales was 45.0% for the three months ended June 30, 2000 compared to 43.8% for the comparable period in 1999. The increase in gross margin was due primarily to improved gross margin on sales of spring close-out products and early domestic shipments of high margin fall outerwear in response to customer demand.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general, and administrative expense increased 20.2% to $36.9 million for the three months ended June 30, 2000 from $30.7 million for the comparable period in 1999, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales. As a percentage of sales, selling, general, and administrative expenses decreased to 38.0% for the three months ended June 30, 2000 from 42.9% for the comparable period in 1999, primarily as a result of increased sales growth coupled with improvements in operating efficiencies, including leverage from our fully operational domestic distribution center expansion.

INTEREST EXPENSE: Interest expense decreased by 28.6% for the three months ended June 30, 2000 from the comparable period in 1999. This decrease was attributable to our increased cash position for the quarter ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30,1999

NET SALES: Net sales increased 28.0% to $205.6 million for the six month period ended June 30, 2000 from $160.6 million for the comparable period in 1999. Domestic sales increased 20.8% to $140.7 million for the six month period ended June 30, 2000 from $116.5 million for the comparable period in 1999. Net international sales, excluding Canada, increased 56.3% to $47.5 million for the six month period ended June 30, 2000 from $30.4 million for the comparable period in 1999. Canadian net sales increased 26.1% to $17.4 million for the six month period ended June 30, 2000 from $13.8 million for the comparable period in 1999. These increases were primarily attributable to increased sales of spring sportswear and footwear units across all regions.

GROSS PROFIT: Gross profit as a percentage of net sales was 43.9% for the six months ended June 30, 2000 compared to 39.8% for the comparable period in 1999. The increase in gross margin was due to several factors including: (1) decreased sales of carry-over fall close-out products during the three months ended March 31, 2000 when compared to the three months ended March 31, 1999, (2) increased margin on sales of spring sportswear close-out products for the three months ended June 30, 2000 when compared to the three months ended June 30, 1999, and
(3) an increased percentage of higher margin net international sales, excluding Canada, for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general, and administrative expense increased 24.3% to $77.3 million for the six months ended June 30, 2000 from $62.2 million for the comparable period in 1999, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales. As a percentage of sales, selling, general, and administrative expenses decreased to 37.6% for the six months ended June 30, 2000 from 38.8% for the comparable period in 1999 as we were able to leverage our sales growth over our fixed operating expenses.

INTEREST EXPENSE: Interest expense decreased by 14.4% for the six months ended June 30, 2000 from the comparable period in 1999. This decrease was attributable to our increased cash position for the six months ended June 30, 2000.

SEASONALITY OF BUSINESS

Our business is impacted by the general seasonal trends that are characteristic of many companies in the outdoor apparel industry in which sales and profits are highest in the third calendar quarter. Our products are marketed on a seasonal basis, with a product mix weighted substantially toward the fall season. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The sale of our products is subject to substantial cyclical fluctuation or impact from unseasonal weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on the our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing funding requirements are to finance working capital and expansion of the business. At June 30, 2000, we had total cash equivalents of $12.9 million compared to $4.6 million at June 30, 1999. Cash provided by operating activities was $1.1 million for the six months ended June 30, 2000 compared to cash used in operating activities of $0.4 million for the comparable period in 1999. This increase was primarily due to increased earnings for the period as compared to the six months ended June 30, 1999.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our international operations and general corporate needs. Net cash used in investing activities was $2.9 million for the six months ended June 30, 2000 and $7.4 million for the comparable period in 1999.

Net cash used in financing activities was $0.7 million for the six months ended June 30, 2000 compared to net cash provided by financing activities of $5.7 million for the comparable period in 1999. The increase in net cash used in financing activities was primarily due to an increase in repayments of short-term borrowings as compared to the six months ended June 30, 1999.

To fund our working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $115 to $135 million. As of June 30, 2000, $29.3 million was outstanding under these lines of credit. Additionally, we maintain credit agreements in order to provide us with unsecured import lines of credit with a combined limit of approximately $105 million available for issuing documentary letters of credit.

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

PART II.  OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 25, 2000 where the following matter was submitted to a vote of shareholders, with the results as follows:

1. Election of seven directors to serve for the following year and until their successors are elected:

                            For                 Withheld
---------------------------------------------------------
Gertrude Boyle           23,824,994               25,672
---------------------------------------------------------
Timothy Boyle            23,846,980                3,686
---------------------------------------------------------
Sarah Bany               23,825,587               25,079
---------------------------------------------------------
John Stanton             23,847,414                3,252
---------------------------------------------------------
Edward George            23,857,414                3,252
---------------------------------------------------------
Murrey Albers            23,847,414                3,252
---------------------------------------------------------
Walter Klenz             23,835,614               15,052
---------------------------------------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

               10.1 Fourth Amendment to Credit Agreement dated July 31, 2000 between Wells Fargo Bank National Association and Columbia Sportswear Company.

               27.1   Financial Data Schedule.


        (b) Reports on Form 8-K

                   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           COLUMBIA SPORTSWEAR COMPANY

Date: August 14, 2000                      /s/ Patrick D. Anderson
                                           _______________________
                                           Patrick D. Anderson
                                           Chief Financial Officer and
                                           Authorized Officer



13