Form 10-Q
period 2000-09-30
COLUMBIA SPORTSWEAR CO
filed 2000-11-14
CIK 1050797

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF
        1934

         For the transition period from ______________ to ______________


                           COLUMBIA SPORTSWEAR COMPANY
             (Exact name of registrant as specified in its charter)


    Oregon                                0-23939               93-0498284
-----------------------------------    ----------------   ----------------------
   (State or other jurisdiction of     (Commission File       (IRS Employer
   incorporation or organization)        Number)          Identification Number)

    6600 North Baltimore  Portland, Oregon                         97203
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

                             YES  X         NO
                                -----         ------


The number of shares of Common Stock outstanding on September 30, 2000, was 25,609,667.

                           COLUMBIA SPORTSWEAR COMPANY

                               SEPTEMBER 30, 2000


                               INDEX TO FORM 10-Q

                                                                                           PAGE NO.
PART I. FINANCIAL INFORMATION

     ITEM 1 -  Financial Statements - Columbia Sportswear Company (Unaudited)

          Condensed Consolidated Balance Sheets ....................................         2

          Condensed Consolidated Statements of Operations ..........................         3

          Condensed Consolidated Statements of Cash Flows ..........................         4

          Notes to Condensed Consolidated Financial Statements .....................         5

     ITEM 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations .................................         8

     ITEM 3 -  Quantitative and Qualitative Disclosures About Market  Risk .........        11

PART II. OTHER INFORMATION

     ITEM 6 - Exhibits and Reports on Form 8-K .....................................        12

     SIGNATURES ....................................................................        13

ITEM 1 - FINANCIAL STATEMENTS


                           COLUMBIA SPORTSWEAR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                SEPTEMBER 30, 2000    DECEMBER 31,1999
                                                                ------------------    ----------------
                       ASSETS
Current Assets:
  Cash and cash equivalents                                          $  10,652           $  14,622
  Accounts receivable, net of allowance of $6,114
    and $4,535, respectively                                           219,888             118,709
  Inventories (Note 2)                                                 120,837              86,465
  Deferred tax asset                                                    11,138              11,822
  Prepaid expenses and other current assets                              4,262               2,425
                                                                     ---------           ---------
    Total current assets                                               366,777             234,043

Property, plant, and equipment, net                                     64,241              68,960
Intangibles and other assets (Note 3)                                    9,590               1,987
                                                                     ---------           ---------
    Total assets                                                     $ 440,608           $ 304,990
                                                                     =========           =========


        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                      $  74,741           $  31,676
  Accounts payable                                                      55,530              36,779
  Accrued liabilities                                                   32,865              19,156
  Income taxes payable                                                  13,359               2,075
  Current portion of long-term debt                                        301                 252
                                                                     ---------           ---------
    Total current liabilities                                          176,796              89,938

Long-term debt                                                          26,080              26,665
Deferred tax liability                                                   3,849               4,012
                                                                     ---------           ---------
    Total liabilities                                                  206,725             120,615

Commitments and contingencies                                               --                  --

Shareholders' Equity:
  Preferred stock; 10,000 shares authorized; none
    issued and outstanding                                                  --                  --
  Common stock; 50,000 shares authorized; 25,610
    and 25,350 issued and outstanding                                  131,334             126,265
  Retained earnings                                                    110,398              65,290
  Accumulated other comprehensive loss                                  (4,950)             (3,770)
  Unearned portion of restricted stock issued for
    future services                                                     (2,899)             (3,410)
                                                                     ---------           ---------
    Total shareholders' equity                                         233,883             184,375
                                                                     ---------           ---------
    Total liabilities and shareholders' equity                       $ 440,608           $ 304,990
                                                                     =========           =========


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                              --------------------------          --------------------------
                                                2000              1999              2000              1999
                                              --------          --------          --------          --------
Net sales                                     $247,346          $187,568          $452,938          $348,198
Cost of sales                                  131,179            98,097           246,504           194,813
                                              --------          --------          --------          --------

Gross profit                                   116,167            89,471           206,434           153,385
Selling, general, and administrative            55,362            47,421           132,673           109,668
                                              --------          --------          --------          --------

Income from operations                          60,805            42,050            73,761            43,717
Interest expense, net                            1,413             1,729             2,837             3,392
                                              --------          --------          --------          --------

Income before income tax                        59,392            40,321            70,924            40,325
Income tax expense (Note 4)                     21,174            16,430            25,816            16,432
                                              --------          --------          --------          --------

Net income (Note 5)                           $ 38,218          $ 23,891          $ 45,108          $ 23,893
                                              ========          ========          ========          ========

Net income per share (Note 6):
  Basic                                       $   1.49          $   0.94          $   1.76          $   0.94
  Diluted                                     $   1.44          $   0.93          $   1.72          $   0.94
Weighted average shares outstanding
(Note 6) :
  Basic                                         25,603            25,303            25,596            25,292
  Diluted                                       26,547            25,627            26,278            25,552


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                      2000                1999
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  45,108           $  23,893
  Adjustments to reconcile net income to net cash used in
  operating activities:
      Depreciation and amortization                                   10,048               9,175
      Non-cash compensation                                              511                 726
      (Gain) loss on disposition of property, plant, and
      equipment                                                         (318)                 73
      Deferred income taxes                                              494                 403
      Changes in operating assets and liabilities:
        Accounts receivable                                         (103,954)            (77,356)
        Inventories                                                  (35,879)            (22,785)
        Prepaid expenses and other current assets                     (1,859)                926
        Intangibles and other assets                                      57                 108
        Accounts payable                                              21,030               4,766
        Accrued liabilities                                           13,848              10,341
        Income taxes payable                                          12,820              10,781
                                                                   ---------           ---------
          Net cash used in operating activities                      (38,094)            (38,949)
                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                         (5,390)            (10,734)
  Proceeds from sale of property, plant, and equipment                   432                  14
  Purchase of trademarks                                              (7,967)                 --
                                                                   ---------           ---------
          Net cash used in investing activities                      (12,925)            (10,720)
                                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from notes payable                                     44,718              51,749
  Repayment on long-term debt                                           (537)               (499)
  Proceeds from issuance of common stock                               3,524                 476
                                                                   ---------           ---------
          Net cash provided by financing activities                   47,705              51,726
                                                                   ---------           ---------

NET EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (656)               (233)
                                                                   ---------           ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (3,970)              1,824
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        14,622               6,777
                                                                   ---------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  10,652           $   8,601
                                                                   =========           =========


See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the "Company") and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2000, and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2.  INVENTORIES

Inventories consist of the following (in thousands):

                                              September 30, 2000      December 31, 1999
                                              ------------------      -----------------
Raw materials                                    $         3,431   $              3,459
Work in process                                            5,491                  9,197
Finished goods                                           111,915                 73,809
                                                    -------------     ------------------
                                                 $       120,837   $             86,465
                                                    =============     ==================

NOTE 3.  INTANGIBLES AND OTHER ASSETS

In September 2000, the Company acquired the Sorel trademark rights, associated brand names and other related intellectual property rights for approximately $8 million in cash. The acquired intangible assets are being amortized over their estimated useful lives on a straight-line basis of ten years.

NOTE 4. INCOME TAXES

A reconciliation of the statutory U.S. federal tax provision and the Company's reported tax provision for the indicated periods is provided below.

                                                   Three Months Ended      Nine Months Ended
                                                      September 30,          September 30,
                                                    ----------------       ----------------
                                                    2000        1999       2000        1999
                                                    ----        ----       ----        ----
Provision for federal income taxes at the
statutory rate                                      35.0%       35.0%      35.0%       35.0%
State and local income taxes, net of federal
benefit                                              3.0         3.7        3.0         3.7
Non-U.S. income taxed at different rates             1.3         1.5        1.3         1.5
Foreign tax credits                                 (3.3)         --       (2.6)         --
Other                                               (0.3)        0.5       (0.3)        0.5
                                                    ----        ----       ----        ----
Actual provision for income taxes                   35.7%       40.7%      36.4%       40.7%
                                                    ====        ====       ====        ====

The decrease in tax rates, both for the quarter and nine months ended September 30, 2000, was primarily due to the utilization of foreign tax credits which were generated through the repatriation of earnings from a foreign subsidiary. It is the Company's intention to repatriate additional earnings from our foreign subsidiaries as soon as we determine it is tax effective to do so.

NOTE 5. COMPREHENSIVE INCOME

Comprehensive income and its components, net of tax, is as follows (in thousands):

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                    September 30,
                                                -------------------------         -------------------------
                                                  2000             1999             2000             1999
                                                --------         --------         --------         --------
Net income                                      $ 38,218         $ 23,891         $ 45,108         $ 23,893
Foreign currency translation adjustments          (1,160)            (680)          (1,452)            (354)
Unrealized gain (loss) on derivative
transactions                                         307              (28)             272              (80)
                                                --------         --------         --------         --------
Comprehensive income                            $ 37,365         $ 23,183         $ 43,928         $ 23,459
                                                ========         ========         ========         ========

NOTE 6.  NET INCOME PER SHARE

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

There were no adjustments to net income in computing diluted net income per share for the three and nine months ended September 30, 2000 and 1999. A reconciliation of the common shares used in the denominator for computing basic and diluted net income per share is as follows:

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,               September 30,
                                                    --------------------        --------------------
                                                     2000          1999          2000          1999
                                                    ------        ------        ------        ------
Weighted  average common shares outstanding,
used in computing basic net income per share        25,603        25,303        25,596        25,292

Effect of dilutive stock options                       944           324           682           260
                                                    ------        ------        ------        ------

Weighted-average common shares outstanding,
used in computing diluted net income per
share                                               26,547        25,627        26,278        25,552
                                                    ======        ======        ======        ======

Net income per share of common stock:
     Basic                                          $ 1.49        $ 0.94        $ 1.76        $ 0.94
     Diluted                                        $ 1.44        $ 0.93        $ 1.72        $ 0.94

NOTE 7.  SEGMENT INFORMATION

The Company operates in one industry segment: the design, production, marketing and selling of active outdoor apparel and footwear including outerwear, sportswear, rugged footwear, and accessories. The geographic distribution of the Company's net sales, income before income tax, and identifiable assets are summarized in the following table (in thousands). Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                     September 30,
                                           ---------------------------         ---------------------------
                                             2000              1999              2000              1999
                                           ---------         ---------         ---------         ---------
Net sales to unrelated entities:
     United States                         $ 182,046         $ 139,836         $ 322,721         $ 256,314
     Canada                                   30,766            25,189            48,142            38,946
     Other International                      34,534            22,543            82,075            52,938
                                           ---------         ---------         ---------         ---------
                                           $ 247,346         $ 187,568         $ 452,938         $ 348,198
                                           =========         =========         =========         =========

Income before income tax:
     United States                         $  50,934         $  33,989            58,511            35,020
     Canada                                    8,256             8,098             9,604            10,429
     Other International                       2,322             1,464             4,446                 6
     Less interest and other income
         (expense) and eliminations           (2,120)           (3,230)           (1,637)           (5,130)
                                           ---------         ---------         ---------         ---------
                                           $  59,392         $  40,321         $  70,924         $  40,325
                                           =========         =========         =========         =========


                                        September 30,      December 31,
                                             2000              1999
                                          ---------         ---------
Total assets:
     United States                        $ 405,132         $ 274,222
     Canada                                  42,140            24,905
     Other international                     56,558            45,254
                                          ---------         ---------
         Total identifiable assets          503,830           344,381

     Eliminations                           (63,222)          (39,391)
                                          ---------         ---------
         Total assets                     $ 440,608         $ 304,990
                                          =========         =========


NOTE 8.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company's risk management programs, the Company uses a variety of financial instruments, including foreign currency option and forward exchange contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company uses a combination of foreign currency option and forward exchange contracts to hedge against the currency risk associated with Japanese yen, Canadian dollar and European Euro denominated, firmly committed and anticipated transactions for the next twelve months.

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, such financial instruments are marked-to-market with the offset to shareholders' equity and then subsequently recognized as a component of gross margin when the underlying transaction is recognized. The Company measures hedge effectiveness of foreign currency option and forward exchange contracts based on the forward price of the underlying commodity. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2000 and 1999.

NOTE 9.  FUTURE ACCOUNTING CHANGES

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". The effective date of the bulletin was delayed by the issuance of SAB No. 101A and SAB NO. 101B and will be effective for the Company's fourth quarter of fiscal year 2000. Management does not expect this bulletin to have a material effect on the Company's consolidated financial statements.


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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales.

                                               Three Months Ended            Nine Months Ended
                                                 September 30,                 September 30,
                                             ----------------------        ---------------------
                                              2000          1999            2000          1999
                                              ----          ----            ----          ----
Net sales                                    100.0%        100.0%          100.0%        100.0%
Cost of sales                                 53.0          52.3            54.4          55.9
Gross profit                                  47.0          47.7            45.6          44.1
Selling, general and administrative           22.4          25.3(1)         29.3          31.5(1)
Income from operations                        24.6          22.4            16.3          12.6
Interest expense, net                          0.6           0.9             0.6           1.0
Income before income tax                      24.0          21.5            15.7          11.6
Income tax expense                             8.6           8.8             5.7           4.7
Net income                                    15.4%         12.7%           10.0%          6.9%

(1) Includes a one-time charge of $1.5 million related to the closure of the Company's manufacturing facility in Chaffee, Missouri.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES: Net sales increased 31.8% to $247.3 million for the three month period ended September 30, 2000 from $187.6 million for the comparable period in 1999. Domestic sales increased 30.2% to $182.0 million for the three month period ended September 30, 2000 from $139.8 million for the comparable period in 1999. Net international sales, excluding Canada, increased 53.3% to $34.5 million for the three month period ended September 30, 2000 from $22.5 million for the comparable period in 1999. Canadian sales increased 22.2% to $30.8 million for the three month period ended September 30, 2000 from $25.2 million for the same period in 1999. These increases were primarily attributable to increased sales of outerwear, sportswear and footwear units across all regions.

GROSS PROFIT: Gross profit as a percentage of net sales was 47.0% for the three months ended September 30, 2000 compared to 47.7% for the comparable period in 1999. The decrease in gross margin was due primarily to weakness in the Euro currency, which was partially offset by strong domestic margins resulting from minimal off price sales during the three months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general, and administrative expense increased 16.9% to $55.4 million for the three months ended September 30, 2000 from $47.4 million for the comparable period in 1999, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales. As a percentage of sales, selling, general, and administrative expenses decreased to 22.4% for the three months ended September 30, 2000 from 25.3% for the comparable period in 1999. The improvement in selling, general, and administrative expenses as a percentage of sales was primarily the result of strong sales growth in the quarter and continued leveraging of infrastructure investments. In addition, the third quarter 1999 results included a $1.5 million charge for the closing of our Chaffee, Missouri manufacturing plant.

INTEREST EXPENSE: Interest expense decreased by 18.3% for the three months ended September 30, 2000 from the comparable period in 1999. This decrease was attributable to our decreased borrowing requirements during the three months ended September 30, 2000.

INCOME TAX EXPENSE: The provision for income taxes was $21.2 million and $16.4 million for the three months ended September 30, 2000 and 1999, respectively. The provision for income taxes, as a percentage of pre-tax income was 35.7% and 40.7% for the three months ended September 30, 2000 and 1999, respectively. We expect the provision for income taxes, as a percentage of pre-tax income to be 36.4% for the fiscal year ending December 31, 2000. The decrease in tax rates was due primarily to the utilization of foreign tax credits.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,1999

NET SALES: Net sales increased 30.1% to $452.9 million for the nine month period ended September 30, 2000 from $348.2 million for the comparable period in 1999. Domestic sales increased 25.9% to $322.7 million for the nine month period ended September 30, 2000 from $256.3 million for the comparable period in 1999. Net international sales, excluding Canada, increased 55.2% to $82.1 million for the nine month period ended September 30, 2000 from $52.9 million for the comparable period in 1999. Canadian net sales increased 23.7% to $48.1 million for the nine month period ended September 30, 2000 from $38.9 million for the comparable period in 1999. These increases were primarily attributable to increased sales of outerwear, sportswear and footwear units across all regions

GROSS PROFIT: Gross profit as a percentage of net sales was 45.6% for the nine months ended September 30, 2000 compared to 44.1% for the comparable period in 1999. The increase in gross margin was due to several factors including: (1) decreased sales of carry-over fall close-out products during the three months ended March 31, 2000 when compared to the three months ended March 31, 1999, (2) increased margin on sales of spring sportswear close-out products for the three months ended June 30, 2000 when compared to the three months ended June 30, 1999, and (3) strong domestic margins resulting from minimal off price selling during the three months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general, and administrative expense increased 21.0% to $132.7 million for the nine months ended September 30, 2000 from $109.7 million for the comparable period in 1999, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales. As a percentage of sales, selling, general, and administrative expenses decreased to 29.3% for the nine months ended September 30, 2000 from 31.5% for the comparable period in 1999 as we were able to leverage our sales growth over our fixed operating expenses. In addition, the third quarter 1999 results included a $1.5 million charge for the closing of our Chaffee, Missouri manufacturing plant.

INTEREST EXPENSE: Interest expense decreased by 16.4% for the nine months ended September 30, 2000 from the comparable period in 1999. This decrease was attributable to our decreased borrowing requirements during the nine months ended September 30, 2000.

INCOME TAX EXPENSE: The provision for income taxes was $25.8 million and $16.4 million for the nine months ended September 30, 2000 and 1999, respectively. The provision for income taxes, as a percentage of pre-tax income was 36.4% and 40.7% for the nine months ended September 30, 2000 and 1999, respectively. We expect the provision for income taxes, as a percentage of pre-tax income to be 36.4% for the fiscal year ending December 31, 2000. The decrease in tax rates was due primarily to the utilization of foreign tax credits.

SEASONALITY OF BUSINESS

Our business is impacted by the general seasonal trends that are characteristic of many companies in the outdoor apparel industry in which sales and profits are highest in the third calendar quarter. Our products are marketed on a seasonal basis, with a product mix weighted substantially toward the fall season. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The sale of our products is subject to substantial cyclical fluctuation or impact from unseasonal weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on the Company's results of operations, cash flows and financial position.

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing funding requirements are to finance working capital and expansion of the business. At September 30, 2000, we had total cash equivalents of $10.7 million compared to $8.6 million at September 30, 1999. Cash used in operating activities was $38.1 million for the nine months ended September 30, 2000 compared to cash used in operating activities of $38.9 million for the comparable period in 1999. This decrease was primarily due to an increase in earnings offset by an increase in accounts receivable and inventories for the period, as a result of the higher sales level, as compared to the nine months ended September 30, 1999.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our international operations and general corporate needs. Net cash used in investing activities was $12.9 million for the nine months ended September 30, 2000 and $10.7 million for the comparable period in 1999. Net cash used for the nine months ended September 30, 2000 includes the purchase of Sorel trademarks rights, associated brand names and other related intellectual property rights for approximately $8.0 million.

Net cash provided by financing activities was $47.7 million for the nine months ended September 30, 2000 compared to net cash provided by financing activities of $51.7 million for the comparable period in 1999. This decrease was attributable to our decreased borrowings relating to inventory purchases for the nine months ended September 30, 2000.

To fund our working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits up to approximately $113 million. As of September 30, 2000, $74.7 million was outstanding under these lines of credit. Additionally, we maintain credit agreements in order to provide us with unsecured import lines of credit with a combined limit of approximately $105 million available for issuing documentary letters of credit.

To finance expansion of our domestic distribution center, we entered into a note purchase agreement in 1998. Pursuant to the note purchase agreement, we issued senior promissory notes in the aggregate principal amount of $25 million, bearing an interest rate of 6.68% and maturing August 11, 2008. Up to an additional $15 million in shelf notes may be issued under the note purchase agreement.

EURO CURRENCY CONVERSION

On January 1, 1999, the Euro was adopted as the national currency of participating European Union countries - Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Portugal and Spain. Initially, the Euro will be used for non-cash transactions. Legacy currencies of the participating member states will remain legal tender until January 1, 2002. On that date, Euro-denominated bills and coins will be issued for use in cash transactions.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

                                       COLUMBIA SPORTSWEAR COMPANY

Date: __________________               _________________________________________
                                         Patrick D. Anderson
                                         Chief Financial Officer and Authorized
                                         Officer