Form 10-K405
period 2000-12-31
COLUMBIA SPORTSWEAR CO
filed 2001-03-28
CIK 1050797

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                          COLUMBIA SPORTSWEAR COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            OREGON                          0-23939                       93-0498284
(STATE OR OTHER JURISDICTION OF        (COMMISSION FILE                  (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)              NUMBER)                 IDENTIFICATION NUMBER)

6600 NORTH BALTIMORE, PORTLAND, OREGON                   97203
   (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

     The aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 28, 2001, was $411,665,000 based upon the last reported sale price of the Company's Common Stock as reported by the Nasdaq National Market System.

     The number of shares of Common Stock outstanding on February 28, 2001, was 25,876,063.

     Part III is incorporated by reference from the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed with the Commission within 120 days of December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          COLUMBIA SPORTSWEAR COMPANY

                               DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................     8
Item 3.   Legal Proceedings...........................................     8
Item 4.   Submission of Matters to a Vote of Security Holders.........     8
Item 4a.  Executive Officers and Key Employees of the Registrant......     9

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    11
Item 6.   Selected Financial Data.....................................    12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    13
Item 7a.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................    20
Item 8.   Financial Statements and Supplementary Data.................    21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure ...................................    39

                                  PART III
Item 10.  Directors and Executive Officers of the Company.............    39
Item 11.  Executive Compensation......................................    39
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    39
Item 13.  Certain Relationships and Related Transactions..............    39

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    40

SIGNATURES............................................................    42

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Founded in 1938 in Portland, Oregon, Columbia Sportswear Company(R) is a global leader in design, sourcing, marketing and distribution of active outdoor apparel and footwear, with operations in North America, Europe and Asia. As one of the largest outerwear companies in the world and the leading seller of skiwear in the United States, we have developed an international reputation across an expanding product line for quality, performance, functionality and value. We believe our award-winning advertising campaign effectively positions the Columbia(R) brand as active, outdoor, authentic and distinctly American.

     Since 1938 we have grown from a small family-owned, regional hat distributor to a global leader in the active outdoor apparel and footwear industries. Known for durability and dependability at a reasonable price, we leveraged Columbia's brand awareness in the 1990s by expanding into related merchandise categories and developing our "head-to-toe" outfitting concept. During 2000, we distributed our products to approximately 10,000 retailers in over 40 countries.

     In September 2000 we added another internationally known brand to our business, acquiring the Sorel trademark and associated intellectual property through a Canadian bankruptcy proceeding for approximately $8 million in cash. We believe that Sorel(R), a brand associated with quality cold weather boots for roughly four decades, complements our existing product offering, enhances our growth opportunities in footwear, and opens the door to distribution channels where we have not previously sold Columbia brand products.

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

     Our business is subject to many risks and uncertainties that could materially adversely affect our financial condition, results of operations and stock price. For a description of some of these risks and uncertainties, we encourage you to read "Factors That May Affect Our Business" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

PRODUCTS

     We group our merchandise into four principal categories -- (1) outerwear,
(2) sportswear, (3) rugged footwear and (4) related accessories. The durability, functionality and affordability of our products make them ideal for use in a wide range of outdoor activities, including skiing, snowboarding, hunting, fishing, hiking and golf, as well as for casual wear. Across all of our product lines, we bring a commitment to innovative, functional product design and a reputation for durable, high quality materials and construction. We believe our broad range of competitively priced merchandise offers consumers one of the best price-value equations in the outdoor apparel and footwear industries.

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

                                                      2000     1999     1998
                                                      -----    -----    -----
Outerwear...........................................   52.5%    54.9%    60.2%
Sportswear..........................................   33.0     31.7     27.9
Footwear............................................   11.2      9.4      7.5
Accessories.........................................    3.3      4.0      4.4
                                                      -----    -----    -----
          Total.....................................  100.0%   100.0%   100.0%
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

     Our line of snowboard apparel, which carries the Convert(R) label, is another important component of the outerwear category. We were one of the first companies to identify and react to the rapid emergence of snowboarding as a popular sport, and as a result, our Convert line is now one of the top selling brands of snowboard apparel in the United States.

     Hunting and fishing products constitute one of our longest running product lines in the outerwear category. These merchandise offerings include apparel for the serious sportsman engaged in a variety of hunting and fishing activities. All of these products, including parkas, shells, vests, liners, bib pants and rain suits incorporate a variety of specific-purpose, tailored features that enhance our reputation as a leader in this category of outerwear.

     We also produce a separate line of youth outerwear products. The market for youth outerwear is significant and we are able to leverage our expertise in outerwear design and sourcing to meet the needs of the youth market.

  Sportswear

     In 1993 we targeted sportswear as a growth opportunity. Building on a foundation of authentic fishing and hunting shirts, we expanded our sportswear product offering, which resulted in sportswear sales increasing to 33.0% of our net sales for 2000.

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

  Rugged Footwear

     We introduced rugged footwear in 1993. This category consists primarily of active all-weather, performance outdoor footwear, rugged comfort and youth, featuring innovative technical designs that incorporate waterproof/breathable constructions, thermal insulation, advanced cushioning systems and high abrasion, slip-resistant outsoles. Rugged footwear as a percentage of our consolidated net sales has increased from 2.9% in 1994 to 11.2% in 2000. We believe the market for rugged footwear represents a substantial growth opportunity.

     Our acquisition of the Sorel(R) trademark rights, associated brand names and other related intellectual property rights in September 2000 opens up potential opportunities for us in the footwear category. The prior owner of the Sorel brand, William H. Kaufman, Inc., filed for bankruptcy in 2000 allowing us the chance to acquire and rejuvenate an existing brand known for cold weather footwear for over forty years. We will be offering classic Sorel styles for fall 2001 as well as a line of special make products for some larger retailers. Sorel styles are being offered to current Columbia customers as well as to dealers who do not presently sell the Columbia footwear line.

  Accessories

     We also produce a line of accessories that includes hats, caps, scarves, gloves, mittens and headbands to complement our outerwear and sportswear lines.

LICENSING

     In June of 1999 we developed a strategy to license our trademarks across a range of categories that complement our current offerings and build brand awareness. Since that time we have signed five licensing agreements that will introduce Columbia brand casual and outdoor socks, packs and adventure travel bags, small personal leather goods and thermal tops, bottoms and accessories to North American markets and outdoor performance socks to the Eastern European, Western European and Russian markets. Our United States sock licensee began shipping during fall 2000 in the North American market, and the packs and adventure travel bags and small personal leather goods are available in spring 2001, while the thermal tops, bottoms and accessories will start shipping in spring 2002. In addition, in connection with the Sorel acquisition, we acquired a number of Sorel brand licensing agreements, including a license for shoe care products in North America and for outerwear, bags and other products in Japan.

ADVERTISING, MARKETING, AND PROMOTION

     Our creative and award-winning print and broadcast advertising campaigns have built brand awareness and have helped to highlight the strengths of our product line among consumers. The humorous advertisements feature Chairman Gertrude Boyle as an overbearing taskmaster -- 'one tough mother' -- who demands high quality standards for our products. The advertisements, which often include witty dialogue between "Mother Boyle" and her son Tim, Columbia's President and Chief Executive Officer, remind consumers of our long history of providing authentic outdoor apparel with exceptional value and help to create the image of a distinctly American brand.

     One of our growth strategies is to improve the productivity of our existing customers by expanding the number of concept shops, focus areas and brand enhancement systems at customer retail locations. Concept shops and focus areas, which promote a consistent brand image, are located within the stores of our customers and are dedicated exclusively to selling our merchandise on a year-round basis. On a smaller scale, brand enhancement systems which include signage and fixtures that prominently display consolidated groupings of Columbia merchandise offer similar benefits.

INVENTORY MANAGEMENT

     From the time of initial order through production, distribution and delivery, we manage our inventory to reduce risk. Our inventory management systems coupled with our enterprise-wide information system have enhanced our ability to manage our inventories by providing detailed inventory status from the time of initial factory order through shipment to our retail customers.

     Additionally, through the use of incentive discounts we encourage early purchases by our customers to promote effective inventory management. We provide our customers with staggered delivery times through the spring and fall seasons, which also permits us and our customers to manage inventories effectively and thereby diminish the likelihood of closeout sales. Through our efforts to match our purchases of inventory to the receipt of customer orders, we believe we are able to reduce the risk of overcommitting to inventory purchases. This helps us avoid significant inventory build-ups and minimizes working capital requirements. This strategy, however, does not eliminate inventory risk entirely because customer orders are subject to cancellation prior to shipment.

PRODUCT DESIGN

     Our experienced in-house merchandising and design teams, working closely with internal sales and production teams as well as with retailers and consumers, produce products designed primarily for functionality and durability. In addition to new designs, we are continually making innovative changes to existing products such as the Bugaboo(R) Parka, a consistent best seller for more than a decade. By pursuing this strategy we believe we can attract a wider, value-oriented consumer audience than our more technical or fashion-oriented competitors.

     In addition, our use of specialized materials, such as Omni-Tech(TM)(waterproof, breathable) and Bergundtal Cloth (water-resistant, wind protection) substantially enhance the value of our products without adding significant cost.

SOURCING AND MANUFACTURING

     Our apparel and footwear products are produced by independent manufacturers selected, monitored and coordinated by regional Columbia employees to assure conformity to strict quality standards. We believe the use of these independent manufacturers increases production capacity and flexibility and reduces our costs.

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

     For 2000 we sourced approximately 92% (by dollar volume) of our products outside the United States, principally in the Far East. We monitor the selection of independent factories to ensure that no single manufacturer or country is responsible for manufacturing a disproportionate amount of our merchandise.

     On September 30, 1999 we announced the closure of our only manufacturing facility in Chaffee, Missouri, a strategic move designed to reduce costs and enhance operating efficiencies. The closure was completed during the first quarter of 2000. By relocating the sourcing of this product to our sourcing office in Los Angeles, California, we will be able to more efficiently and effectively manage product procurement.

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

     Independent manufacturers generally produce our apparel using one of two principal methods. In the first method, the manufacturer purchases the raw materials needed to produce the garment from suppliers we approve, at prices and on terms negotiated by either that manufacturer or ourselves. A substantial portion of our merchandise is manufactured under this arrangement. In the second, sometimes referred to as "cut, make, pack, and quota" and used principally for production in China, we directly purchase the raw materials from suppliers, assure that the independent manufacturers have the necessary availability of import quotas, and ship the materials in a "kit," together with patterns, samples, and most other necessary items, to the independent manufacturer to produce the finished garment. While this second arrangement advances the timing for inventory purchases and exposes us to additional risks before a garment is manufactured, we believe it further increases our manufacturing flexibility and frequently provides us with a cost advantage over other production methods.

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

     We have from time to time experienced difficulty satisfying our raw material and finished goods requirements, and any such future difficulties could adversely affect our business operations. Three major factory groups accounted for approximately 18% of our total global production for 2000. Another company produces all of the zippers used in our products. However, in both instances these factory groups have multiple factory locations, many of which are in different countries.

SALES AND DISTRIBUTION

     Our products are sold to approximately 10,000 specialty and department store retailers throughout the world. Our strategy for continued growth is to focus on:

     - Enhancing the productivity of existing retailers

     - Expanding distribution in international markets

     - Further developing the existing merchandise categories

     - Increasing our penetration into the department store and specialty footwear channels.

     During the last three fiscal years, we recorded the following geographic net sales percentages of our products.

                                                              2000     1999     1998
                                                              -----    -----    -----
Net sales to unrelated entities:
  United States.............................................   71.4%    72.6%    78.6%
  Canada....................................................   10.3     10.7      9.1
  Other international.......................................   18.3     16.7     12.3
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
                                                              =====    =====    =====

     See Note 14 of Notes to Consolidated Financial Statements for net sales, income before income tax, identifiable assets, interest expense, and depreciation and amortization by geographic segment.

  North America

     Approximately 47.6% of the worldwide retailers that offer our products are located in the United States and Canada. The sales in these two countries amounted to 81.7% of our total revenues for 2000. We work with 25 independent sales agencies that work with retail accounts that vary in size from single specialty store operations to the large chains made up of many stores in several locations.

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

     We inspect, sort, pack and ship substantially all of our products to United States retailers from our Rivergate Distribution Center located in Portland, Oregon, consisting of approximately 649,000 square feet. Beginning in the first quarter of 2001, construction began on a new addition to the existing automated distribution center. The expansion will adjoin an additional 203,000 square-feet to the existing 649,000 square-feet enabling us to accommodate our growth. The addition will be fully integrated into the existing distribution center in 2002. We handle Canadian distribution from an approximately 103,000 square foot warehouse in Strathroy, Ontario. In some instances, we arrange to have the product shipped directly from the independent manufacturers to a customer-designated facility.

  Other International

     We have a European sales and marketing office in Strasbourg, France. We currently sell our products directly to approximately 3,500 Western European retailers. Successful marketing and sales efforts, particularly in France, Spain, The Netherlands and Germany, resulted in net direct sales of our products in Europe of $59.0 million in 2000. We distribute products in Europe from an independent logistics company based in The Netherlands. In February 2001 we entered into terms of understanding to acquire land in Cambrai, France for construction of a new distribution facility with approximately 269,000 square feet. We anticipate that the new facility, which is intended to replace the facility in The Netherlands, will be operational in the summer of 2002. This timetable, however, is subject to a number of factors, including our ability to finalize appropriate agreements to complete the land acquisition and construction of the new facility on acceptable terms, our ability to integrate a new facility with existing operations, the availability of labor, raw materials and other inputs on anticipated terms, our ability to obtain any necessary governmental approvals in a timely fashion, and uncertainties associated with doing business abroad.

     We have distributed our products through independent distributors in Japan since the mid-1970s. In the fall of 1998, we began distributing our products directly in Japan, and during 2000 we sold our products to approximately 760 Japanese retailers. We believe that our direct sales approach in Japan creates an opportunity for accelerated sales growth in this region as economic conditions improve. In 1997 we began selling our products in South Korea. Our offices in Tokyo and Seoul direct sales and marketing efforts in Asia.

     In several other countries throughout the world, we sell our products to independent exclusive distributors. These distributors service retail customers in locations such as Australia, New Zealand, South America, Eastern Europe and Russia. Distributors also offer Columbia products in Mexico, Norway, Turkey, Switzerland and Greece. In late 1999, we established a subsidiary in the United Kingdom for direct sales in that market beginning with spring 2001.

INTELLECTUAL PROPERTY

     We own many trademarks including "Columbia(R)," "Columbia Sportswear Company(R)," "Convert(R)," "Sorel(R)," "Bugaboo(R)," "Bugabootoo(R)," "Silent Rain(R)," "Columbia Interchange System(R)," "Tough Mother(R)," the Columbia diamond shaped logo and the Sorel polar bear. Our trademarks, many of which are registered or subject to pending applications in the United States and other nations, are used on a variety of items of apparel, footwear, and other products. We believe that our trademarks are of great value, providing the consumer with an assurance that the product being purchased is high quality and provides a good value. We also place significant value on trade dress (the overall appearance and image of our products) which, as much as trademarks, distinguishes our products in the marketplace. In addition, in connection with the acquisition of the Sorel trademarks we acquired industrial designs and patents protecting some Sorel styles. We are very protective of these proprietary rights and frequently take action to prevent counterfeit reproductions or other infringing activity. In the past we have successfully resolved conflicts over proprietary rights through legal action and negotiated settlements. As we expand in market share, geographic scope and product categories, intellectual property disputes are anticipated to increase as well, making it more difficult to establish and protect our proprietary rights.

BACKLOG

     We typically receive the bulk of our orders for each of the fall and spring seasons a minimum of three months prior to the date the products are shipped to customers. Generally, the orders are subject to cancellation prior to the date of shipment. At December 31, 2000, our backlog was $321.8 million, compared to $272.8 million at December 31, 1999. For a variety of reasons, including the timing of shipments, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period.

SEASONALITY

     Our business is affected by the general seasonal trends common to the outdoor apparel industry, with sales and profits highest in the third calendar quarter. Our products are marketed on a seasonal basis, with a product mix weighted substantially toward the fall season. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The sale of our products is subject to substantial cyclical fluctuation or impact from unseasonal weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on the Company's results of operations, cash flows and financial position.

COMPETITION

     The active outerwear, sportswear and rugged footwear segments of the apparel industry are highly competitive. We encounter substantial competition in the active outerwear and sportswear business from, among others, The North Face, Inc., Marmot Mountain Ltd., Woolrich Woolen Mills, Inc., The Timberland Company ("Timberland"), Patagonia Corporation and Helly-Hansen A/S. In addition, we compete with major sport companies, such as Nike, Inc., Adidas AG and Reebok International Ltd., and with fashion-oriented competitors, such as Polo Ralph Lauren Corporation, Nautica Enterprises, Inc. and Tommy Hilfiger Corporation. Our rugged footwear line competes with, among others, Timberland, Nike ACG, and Salomon S.A. Many of these companies have global operations and compete with us in Europe and Asia. In Europe we also face competition from such brands as Berghaus, Jack Wolfskin and Craft of Sweden and many other lesser-known regional brands. In Asia our competition is from brands such as Mont-Bell and Patagonia among others. In addition, we face significant competition from our own retail customers that manufacture and market clothing and footwear under their own labels. Some of our competitors are substantially larger and have substantially greater financial, distribution, marketing and other resources than we do. We believe the primary competitive factors in the market for activewear are functionality, durability, style, price and brand name, and that our product offerings are well positioned within the market.

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

EMPLOYEES

     At December 31, 2000 we had 1,445 full-time employees. Of these employees, 828 were based in the United States, 85 in Canada, 73 in Europe and 459 in Asia.

ITEM 2. PROPERTIES

     Following is a summary of principal properties owned or leased by us. Our leases expire at various dates through 2003.

U.S. Administrative Offices: Portland,         U.S. Distribution Facility: Portland,
  Oregon (2 locations) -- leased                 Oregon (1 location) -- owned
Canadian Operation: Strathroy, Ontario         Corporate Headquarters(1): Portland,
  (1 location) -- leased                         Oregon (1 location) -- owned

---------------

(1) In October of 2000, we purchased an existing building and the associated land to be used as a corporate headquarters. We are currently in the process of remodeling the facility and plan to occupy it by the fourth quarter of fiscal year 2001. Our current U.S. administrative office lease agreements expire in 2002 and will not be renewed.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A. EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

     The following table sets forth our executive officers and certain key employees.

        NAME           AGE                             POSITION
        ----           ---                             --------
Gertrude Boyle.......  77    Chairman of the Board(1)
Timothy P. Boyle.....  51    President, Chief Executive Officer, Treasurer, Secretary and
                             Director(1)
Don R. Santorufo.....  54    Executive Vice President and Chief Operating Officer(1)
Patrick D.             43    Chief Financial Officer, Assistant Secretary(1)
  Anderson...........
Carl K. Davis........  52    Vice President and General Counsel, Assistant Secretary(1)
Terry J. Brown.......  58    Vice President of Planning and Chief Information Officer(1)
Robert G. Masin......  52    General Merchandise Manager(1)
Grant D. Prentice....  46    General Manager -- Outerwear Merchandising
Mark J. Sandquist....  41    General Manager -- Sportswear Merchandising
Rodney R.              40    General Manager -- Footwear Merchandising
  Gumringer..........
David W. Robinson....  49    General Manager -- Hunting, Fishing and Accessories
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

     Don R. Santorufo joined Columbia in 1979 as Purchasing and Production Manager, and in 1984 he was promoted to Vice President, Manufacturing and oversaw the development of our Asian manufacturing operations. He has served as Executive Vice President and Chief Operating Officer since January 1995. From 1977 to 1979 Mr. Santorufo was Production Manager for Jen-Cel-Lite Corporation, a sleeping bag and insulation manufacturer, and from 1975 to 1977 he was Production and Purchasing Manager for Alpine Designs, a skiwear manufacturer.

     Patrick D. Anderson joined Columbia in June 1992 as Manager of Financial Reporting, became Corporate Controller in August 1993 and was appointed Chief Financial Officer in December 1996. From 1985 to 1992, Mr. Anderson was an accountant with Deloitte & Touche LLP.

     Carl K. Davis joined Columbia in October 1997 as Vice President and General Counsel. He was employed by Nike, Inc. from 1981 to October 1997 where he served in a variety of capacities, most recently as Director of International Trade.

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

     Mark J. Sandquist joined Columbia in March 1995 as Senior Merchandiser of Men's and Women's Sportswear and in August 2000 was named General
Manager -- Sportswear Merchandising. Prior to joining Columbia, Mr. Sandquist worked in various managerial positions for Union Bay from 1985 to 1995.

     Rodney R. Gumringer joined Columbia in December 1993 as General
Manager -- Footwear Merchandising. From 1988 to 1993, Mr. Gumringer was Product Development Manager for the casual shoe division of Nike, Inc.

     David W. Robinson joined Columbia in March 1995 as Senior Merchandiser of Hunting, Fishing and Accessories within Outerwear Merchandising and in December 1999 was named General Manager -- Hunting, Fishing, and Accessories Merchandising. Prior to joining Columbia, Mr. Robinson was Director of Operations for Video Lottery Technologies from 1992 to 1995, and prior to that he was a Vice President of Life Link International.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is listed on the Nasdaq National Market and trades under the symbol "COLM." At February 28, 2001, there were approximately 169 holders of record and approximately 6,190 beneficial shareholders.

     Following are the high and low closing prices for our Common Stock for the fiscal years ended December 31, 2000 and 1999:

                                                              HIGH      LOW
                                                             ------    ------
2000
First Quarter..............................................  $24.50    $17.75
Second Quarter.............................................  $31.00    $21.75
Third Quarter..............................................  $47.75    $26.75
Fourth Quarter.............................................  $54.00    $34.06

1999
First Quarter..............................................  $19.63    $11.75
Second Quarter.............................................  $16.88    $13.38
Third Quarter..............................................  $19.13    $14.25
Fourth Quarter.............................................  $21.50    $15.13

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

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2000 have been derived from our audited financial statements. The financial data should be read in conjunction with Consolidated Financial Statements and related Notes that appear elsewhere in this Annual Report and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Net sales...............................  $614,825   $470,503   $427,278   $353,452   $298,988
Cost of sales...........................   334,689    259,609    240,457    198,946    176,859
                                          --------   --------   --------   --------   --------
Gross profit............................   280,136    210,894    186,821    154,506    122,129
Selling, general and administrative.....   183,743    150,829    131,023    110,204     95,431
                                          --------   --------   --------   --------   --------
Income from operations..................    96,393     60,065     55,798     44,302     26,698
Interest expense, net...................     4,238      4,822      4,075      3,593      4,220
Income tax expense(1)...................    33,544     22,235     18,979      1,413      1,468
                                          --------   --------   --------   --------   --------
Net income..............................  $ 58,611   $ 33,008   $ 32,744   $ 39,296   $ 21,010
                                          ========   ========   ========   ========   ========
Net income per share(2):
  Basic.................................  $   2.28   $   1.30   $   1.38   $   2.09   $   1.24
  Diluted...............................  $   2.22   $   1.29   $   1.36   $   2.06   $   1.24
Weighted average shares outstanding(2):
  Basic.................................    25,694     25,331     23,731     18,792     16,997
  Diluted...............................    26,405     25,608     24,058     19,103     16,997

                                              2000       1999       1998      1997      1996
                                            --------   --------   --------   -------   -------
BALANCE SHEET DATA:
Working capital...........................  $191,612   $144,105   $109,505   $69,706   $59,797
Inventories...............................   105,288     86,465     74,059    48,300    34,638
Total assets..............................   375,086    304,990    269,478   174,477   135,967
Long-term debt, net of current
  maturities..............................    26,000     26,665     27,275     2,831     2,963
Shareholders' equity......................   248,989    184,375    149,414   110,535    91,936

---------------
(1) For the years ended December 31, 1997 and 1996, the Company was an "S" corporation and accordingly not subject to federal and state income taxes during the periods then ended.

(2) The Company completed an Initial Public Offering (IPO) of 6,440,000 shares of Common Stock on April 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All references to years relate to the fiscal year ended December 31 of such year.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our consolidated statements of operations:

                                                              2000     1999     1998
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   54.4     55.2     56.3
                                                              -----    -----    -----
Gross profit................................................   45.6     44.8     43.7
Selling, general and administrative.........................   29.9     32.1(1)  30.7
                                                              -----    -----    -----
Income from operations......................................   15.7     12.7     13.0
Interest expense, net.......................................    0.7      1.0      0.9
                                                              -----    -----    -----
Income before income tax....................................   15.0     11.7     12.1
Income tax expense..........................................    5.5      4.7      4.4(2)
                                                              -----    -----    -----
Net income..................................................    9.5%     7.0%     7.7%
                                                              =====    =====    =====

---------------
(1) Includes a one-time charge of $1.5 million related to the closure of the Company's manufacturing facility in Chaffee, Missouri.

(2) Includes a non-recurring, non-cash benefit of approximately $2.0 million related to the termination of the Company's "S" corporation status.

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31,1999

     Net sales: Net sales increased 30.7% to $614.8 million in 2000 from $470.5 million in 1999. Domestic sales increased 28.5% to $438.9 million in 2000 from $341.6 million in 1999. Net international sales, excluding Canada, increased 43.7% to $112.8 million in 2000 from $78.5 million in 1999. The increase in net international sales was due primarily to increases in European and Japanese direct sales which increased $17.6 million or 42.6% and $8.3 million or 46.0%, respectively. Canadian sales increased 25.2% to $63.1 million in 2000 from $50.4 million in 1999. These increases were primarily attributable to increased sales of outerwear units, predominantly in the United States, Canada and Europe, and increased sales of sportswear and footwear units across all regions.

     Gross Profit: Gross profit as a percentage of net sales was 45.6% and 44.8% for 2000 and 1999, respectively. This increase of 80 basis points in gross margin was due to a combination of factors that may not be replicated. These factors include: (1) decreased sales of carry-over fall close-out products during the three months ended March 31, 2000 when compared to the three months ended March 31, 1999, (2) increased margin on sales of spring sportswear close-out products for the three months ended June 30, 2000 when compared to the three months ended June 30, 1999, and (3) strong domestic and Canadian margins resulting from minimal off price selling during the six months ended December 31, 2000, partially offset by the weakness in the Euro currency.

     Selling, General and Administrative Expense: Selling, general, and administrative expense (SG&A) increased 21.8% to $183.7 million in 2000 from $150.8 million in 1999, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales. As a percentage of sales, SG&A decreased to 29.9% for the year ended December 31, 2000 from 32.1% for the comparable period in 1999. This change was primarily due to strong sales growth in 2000, coupled with minimal additional investment in infrastructure. In addition, the third quarter 1999 results included a $1.5 million charge for the closing of our Chaffee, Missouri manufacturing plant. Although we anticipate continued leverage of SG&A as a percentage of sales for 2001, foreseeable international and current domestic infrastructure expansions will place upward pressure on SG&A in 2002 as these projects are capitalized and begin to depreciate.

     Interest Expense: Interest expense decreased by 12.1% in 2000 from the comparable period in 1999. The decrease was primarily attributable to our increased cash position during the first, second and fourth quarters of 2000 as compared to the same periods in 1999 and our decreased borrowings during the third quarter of 2000 compared to third quarter of 1999.

     Income Tax Expense: The provision for income taxes was $33.5 million and $22.2 million for 2000 and 1999, respectively. The provision for income taxes, as a percentage of pre-tax income was 36.4% and 40.2% for 2000 and 1999, respectively. The decrease in tax rates, which may not be replicated in future periods, was due primarily to the utilization of foreign tax credits.

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31,1998

     Net sales: Net sales increased 10.1% to $470.5 million in 1999 from $427.3 million in 1998. The increase in net sales was due primarily to growth in our international business. Domestic sales increased 1.7% to $341.6 million in 1999 from $335.9 million in 1998. Net international sales, excluding Canada, increased 49.2% to $78.5 million in 1999 from $52.6 million in 1998. The increase in net international sales was due primarily to increases in European and Japanese direct sales, which increased $14.2 million or 52.1% and $10.4 million or 133.8%, respectively. Unit sales generated these increases for both Europe and Japan across all product lines. Canadian sales increased 30.0% to $50.4 million in 1999 from $38.8 million in 1998. This Canadian sales growth was due to increased sales unit volume across outerwear, sportswear and footwear product categories.

     Gross Profit: Gross profit as a percentage of net sales was 44.8% and 43.7% for 1999 and 1998 respectively. This increase of 110 basis point in gross margin was due to a combination of factors. These include an increase in higher margin international sales, which increased to 16.7% of net sales in 1999 from 12.3% in 1998 as a percent of net sales, minimal off-price sales for the year with strong margins on those products which were discounted, and favorable pricing on fall 1999 production. The increase in the gross margin was also attributable to the continued emphasis on inventory management, which resulted to fewer markdowns and closeouts as well as manufacturing efficiencies.

     Selling, General and Administrative Expense: Selling, general, and administrative expense increased 15.1% to $150.8 million in 1999 from $131.0 million for 1998. As a percentage of sales, selling, general, and administrative expenses increased to 32.1% in 1999 from 30.7% in 1998. The increase was primarily due to an additional $5.0 million in depreciation expense as capital projects including the new distribution center and enterprise wide information system were capitalized in 1998 and an entire year of depreciation was recorded in 1999. Additionally, we incurred $1.5 million in expenses relating to the announced closure of our only manufacturing facility in the third quarter of 1999. Additional drivers of selling, general, and administrative expenses included variable expenses relating to the higher sales for the year and the continued expansion of our other international operations.

     Interest Expense: Interest expense increased by 18.3% in 1999 from the comparable period in 1998. The increase was attributable to financing for capital projects and working capital needed to fund the growth in sales activity for year ended December 31, 1999.

     Income Tax Expense: The provision for income taxes increased due to growth in income before income tax and the increase of our effective tax rate from 36.8% in 1998 to 40.2% in 1999. The increase in our effective tax rate was due to the recognition of a non-recurring, non-cash benefit of approximately $2 million in the first quarter of 1998. This benefit was a result of the termination of our "S" corporation status and was recognized in order to record deferred income taxes for the tax effect of cumulative temporary differences between financial and tax reporting. See Notes 2 and 9 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     We financed our operations in the year ended December 31, 2000 primarily through cash provided by operating activities. At December 31, 2000, we had total cash equivalents of $35.5 million compared to

$14.6 million at December 31, 1999. Cash provided by operating activities was $52.2 million for the year ended December 31, 2000 compared to $23.5 million in 1999.

     Our primary capital requirements are for working capital and general corporate needs. Net cash used in investing activities was $28.8 million for the year ended December 31, 2000 and $12.6 million for the comparable period in 1999. During the year ended December 31, 2000, we purchased the Sorel trademark for approximately $8.0 million (see Note 2 to the Consolidated Financial Statements) and a corporate headquarters facility for approximately $13.0 million.

     Cash used in financing activities was $1.7 million for the year ended December 31, 2000 and $2.8 million for 1999. In 2000, net cash used in financing activities was primarily due to repayment of our short-term notes payable offset by proceeds from the exercise of employee stock options. Repayment of short-term notes payable was $6.0 million in 2000 compared to $3.1 million in 1999.

     To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $35 million to $75 million, of which $10 million to $50 million is committed. Additionally, we maintain unsecured lines of credit with a combined limit of $135 million available for issuing letters of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by our domestic operations.

     We have recently announced capital expenditures to support our continued growth, including the expansion of our United States distribution center, remodeling of our recently purchased corporate headquarters and construction of a European distribution facility. We anticipate the capital expenditures associated with these projects as well as our maintenance capital will be approximately $40 million and will be funded by existing cash and cash provided by operations. However, if the need for additional financing arises, our ability to obtain additional credit facilities will depend on prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions.

     Our operations are affected by seasonal trends typical in the outdoor apparel industry, which have historically resulted in higher sales and profits in the third calendar quarter. This pattern has resulted primarily from the timing of shipments to wholesale customers for the fall outerwear season. As our sportswear and footwear product lines mature, they will have future impact on seasonal shipments and corresponding working capital requirements. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and existing short term borrowing arrangements.

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

     Our foreign currency risk management objective is to protect cash flows resulting from sales, purchases and other costs from the impact of exchange rate movements. This risk is managed by using forward exchange contracts and purchased options to hedge certain firm as well as anticipated commitments and the related receivables and payables, including third party or intercompany transactions. Anticipated, but not yet firmly committed, transactions that we hedge carry a high level of certainty and are expected to be recognized within one year. Cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in the Euro, Japanese yen and Canadian dollars.

     The fair value of our hedges was unfavorable by $1.6 million and $0.1 million as of December 31, 2000 and 1999, respectively. A 10% change in the Euro, Japanese yen and Canadian dollar exchange rates would have resulted in the fair value fluctuating approximately $5.1 million at December 31, 2000 and $3.2 million at

December 31, 1999. Changes in fair value, resulting from foreign exchange rate fluctuations, would be substantially offset by the change in value of the underlying hedged transactions.

     The Company's exposure to market risk for changes in interest rates relate primarily to the company's debt obligations. The Company has no cash flow exposure due to rate changes on its $26.0 million and $26.7 million of long-term debt as of December 31, 2000 and 1999, respectively. However, the company does have cash flow exposure on its committed and uncommitted bank lines of credit as interest is based on LIBOR and other interest rate indices.

EURO CURRENCY CONVERSION

     On January 1, 1999, the Euro was adopted as the national currency of the participating countries -- Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Portugal and Spain. Greece adopted the Euro on January 1, 2001. Initially, the Euro will be used for non-cash transactions. Legacy currencies of the participating member states will remain legal tender until January 1, 2002. On this date, Euro-denominated bills and coins will be issued for use in cash transactions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulletin was delayed by the issuance of SAB No. 101A and SAB No. 101B and was effective for the Company's fourth quarter of fiscal year 2000. The adoption of this bulletin did not have a material effect on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     Item 1 of Part 1 and Items 7 and 7(a) of Part II of this Annual Report (as well as statements made from time to time by management) contain forward-looking statements that are subject to many risks and uncertainties. Forward-looking statements include any related to our expectations regarding future performance or conditions, including but not limited to potential growth in domestic and international markets, growth in merchandise categories, increased sales to department stores and footwear specialty shops, implementation and performance of new management information systems and distribution facilities, access to raw materials and factory capacity, Euro currency conversion, financing and working capital requirements and resources, and expected expenses as a percentage of net sales. Many factors could have an adverse impact on our business and may cause actual results to differ materially from information included in such forward-looking statements. Some of the risk factors that could cause actual results to differ from those projected in forward-looking statements are described below, under the heading "Factors That May Affect Our Business". We do not undertake any duty to update any forward-looking statements after the date they are made, to conform them to actual results or to changes in our expectations.

FACTORS THAT MAY AFFECT OUR BUSINESS

OUR SALES MAY BE ADVERSELY AFFECTED BY AN ECONOMIC DOWNTURN OR ECONOMIC UNCERTAINTY

     Sales of our products, particularly skiwear, are subject to substantial cyclical fluctuation. Consumer demand for our apparel and footwear, or our licensed products, may not reach our growth targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and Europe. Continuing weakness in the Japanese economy, for example, has limited growth opportunities in recent years, and a slowing economy in the United States in 2001 has created additional uncertainties for our business. Our sensitivity to economic cyclicality and any related fluctuation in consumer demand could have a material adverse affect on our results of operations and financial condition.

WE ARE AFFECTED BY THE FINANCIAL HEALTH OF RETAILERS

     We extend credit to our customers based on an assessment of a customer's financial circumstances, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers. Some of our significant customers have experienced financial difficulties in the past, which in turn have had an adverse affect on our business. A slowing economy in our key markets could have an adverse affect on the financial health of our customers, and therefore create additional risks for our business.

WE OPERATE IN VERY COMPETITIVE MARKETS

     The markets for outerwear, sportswear and rugged footwear are highly competitive. In each of our geographic markets, we face significant competition from global and regional branded apparel and footwear companies. In many instances, retailers who are our customers pose a significant competitive threat by marketing apparel and footwear under their own labels. We also compete with other apparel and footwear companies for the production capacity of independent manufacturers that produce our apparel and for import quota capacity. Many of our competitors are significantly larger and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their products than we have. Increased competition could result in reductions in display areas in retail locations, reductions in sales or reductions in prices of our products, any of which could have a material adverse affect on our business.

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

WE MAY NOT BE ABLE TO IMPLEMENT OUR GROWTH STRATEGY OR MANAGE GROWTH
SUCCESSFULLY

     We face many challenges in implementing our growth strategies. For example, our expansion into international markets involves countries where we have little sales or distribution experience and where our brand is not yet widely known. Expanding our product categories involves, among other things, gaining experience with new products and winning consumer acceptance. Increasing sales to department stores, and the number of concept shops opened and their success, will each depend on various factors, including strength of our brand name, competitive conditions, our ability to manage increased sales and concept shop expansion, the availability of desirable locations and the negotiation of terms with retailers. Future terms with customers may be less favorable to us than those we now operate under. To implement our business strategy, we need to manage growth effectively. We need to continue to change certain aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Growth could place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. For example, in 2000 and 2001, we have undertaken a number of new initiatives that require significant management attention and corporate resources, including the development or expansion of distribution facilities on two continents, the acquisition and rejuvenation of the Sorel(R) brand, and the development and integration of the new Sorel business into our existing operations. Such growth involves many risks and uncertainties, and if we are unable to manage it effectively we may not achieve our objectives and there could be a material adverse affect on our business.

OUR SUCCESS DEPENDS ON OUR DISTRIBUTION FACILITIES

     Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities and on the development or expansion of additional distribution capabilities. In the United States, we rely primarily on our distribution center in Portland, Oregon, and in Europe we have relied on an independently operated facility in The Netherlands, which is expected to be replaced by a company-built distribution center in Cambrai, France in 2002. Our distribution facilities are highly automated, which means their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. Our operations could also be interrupted by disasters, such as earthquakes (which are known to occur in the Northwestern United States) or fires. Uncertainty about power supplies in Oregon in 2001 creates some additional risks for our business. Although we maintain generators to operate our distribution facility, power interruptions could restrict our distribution capacity and negatively affect our business, particularly if this occurs during critical shipping periods. We maintain business interruption insurance, but it may not adequately protect our business from the impact of significant disruptions in our distribution facilities. In Cambrai, France, our ability to complete a new facility is subject to a number of risks and uncertainties, including our ability to finalize agreements to complete the land acquisition and construction of the new facility on acceptable terms, our ability to integrate a new facility with existing operations, the availability of labor, raw materials and other inputs on anticipated terms and our ability to obtain any necessary governmental approvals in a timely fashion.

OUR INTERNATIONAL OPERATIONS INVOLVE MANY RISKS

     We are subject to many risks generally associated with doing business abroad, such as foreign governmental regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, could influence our ability to sell products in international markets, as well as our ability to manufacture products or procure materials. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, there could be a material adverse affect on our business. In addition, many of our imports are subject to duties, tariffs or quotas that affect the cost and quantity of certain types of goods imported into the United States or into our other sales markets. The countries in which our products are produced or sold may adjust or impose new quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on us. We produce a significant portion of our products in China, and therefore our business could be materially adversely affected by adverse conditions in China or adverse changes in China's trading status with the U.S. or with other sales markets.

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

WE DEPEND ON KEY SUPPLIERS FOR SOME SPECIALTY FABRICS

     Some of the materials that we use may be available, in the short-term, from only one or a very limited number of sources. For example, some specialty fabrics are manufactured to our specification by one or a few sources, and three major factory groups accounted for approximately 18% of our 2000 global production. From time to time, we have experienced difficulty satisfying our raw material and finished goods requirements. Although we believe we could identify and qualify additional factories to produce these materials, the unavailability of some existing manufacturers for supply of these materials could have a material adverse affect on our business.

OUR ADVANCE PURCHASES OF PRODUCTS MAY RESULT IN EXCESS INVENTORIES

     To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place orders for our products with manufacturers prior to receiving all of our customers' orders and maintain an inventory of certain products that we anticipate will be in greater demand. We may not be able to sell the products we have ordered from manufacturers or that we have in our inventory. Customer orders, moreover, are generally cancelable by the customer prior to the date of the shipment. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have a material adverse effect on our business.

OUR SUCCESS DEPENDS ON OUR PROPRIETARY RIGHTS

     We believe our registered and common law trademarks have significant value and are important to our ability to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. In markets outside the United States, it may be more difficult for us to establish our proprietary rights and to challenge successfully use of those rights by other parties. We will also face additional challenges as we extend our brand into new product categories, in part through our licensing program. Although we have not been materially inhibited from selling products in connection with trademark or trade dress disputes, we could encounter more obstacles as we expand our product line and the geographic scope of our marketing. From time to time, we discover products that are counterfeit reproductions of our products or trade dress "knock offs." If we are unsuccessful in challenging a party's products on the basis of trademark or trade dress infringement, continued sales of these products could adversely impact our sales and our brand and result in the shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. In addition, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property rights by others.

OUR BUSINESS IS AFFECTED BY SEASONALITY AND FLUCTUATIONS IN OPERATING RESULTS

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Our management is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which we considered appropriate in the circumstances and include some amounts based on our best estimates and judgements. Other financial information in this report is consistent with these financial statements.

     Our accounting systems include controls designed to reasonably assure that assets are safeguarded from unauthorized use or disposition and which provide for the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America. These systems are supplemented by the selection and training of qualified financial personnel and an organizational structure providing for appropriate segregation of duties.

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Columbia Sportswear Company:

     We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Columbia Sportswear Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon
February 1, 2001

                          COLUMBIA SPORTSWEAR COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $ 35,464    $ 14,622
  Accounts receivable, net of allowance of $5,826 and
     $4,535, respectively...................................   129,539     118,709
  Inventories, net (Note 3).................................   105,288      86,465
  Deferred tax asset (Note 9)...............................    13,347      11,822
  Prepaid expenses and other current assets.................     5,610       2,425
                                                              --------    --------
          Total current assets..............................   289,248     234,043
Property, plant, and equipment, net (Note 4)................    76,662      68,960
Intangibles and other assets (Note 2).......................     9,176       1,987
                                                              --------    --------
          Total assets......................................  $375,086    $304,990
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable (Note 5)....................................  $ 23,987    $ 31,676
  Accounts payable..........................................    45,047      36,779
  Accrued liabilities (Note 6)..............................    28,294      21,231
  Current portion of long-term debt.........................       308         252
                                                              --------    --------
          Total current liabilities.........................    97,636      89,938
Long-term debt (Note 7).....................................    26,000      26,665
Deferred tax liability (Note 9).............................     2,461       4,012
                                                              --------    --------
          Total liabilities.................................   126,097     120,615
Commitments and contingencies (Note 12).....................        --          --
Shareholders' Equity:
  Preferred stock; 10,000 shares authorized; none issued and
     outstanding............................................        --          --
  Common stock; 50,000 shares authorized; 25,709 and 25,350
     issued and outstanding (Note 8)........................   133,736     126,265
  Retained earnings.........................................   123,901      65,290
  Accumulated other comprehensive loss......................    (5,920)     (3,770)
  Unearned portion of restricted stock issued for future
     Services (Note 11).....................................    (2,728)     (3,410)
                                                              --------    --------
          Total shareholders' equity........................   248,989     184,375
                                                              --------    --------
          Total liabilities and shareholders' equity........  $375,086    $304,990
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                          COLUMBIA SPORTSWEAR COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Net sales..................................................  $614,825    $470,503    $427,278
Cost of sales..............................................   334,689     259,609     240,457
                                                             --------    --------    --------
Gross profit...............................................   280,136     210,894     186,821
Selling, general, and administrative.......................   183,743     150,829     131,023
                                                             --------    --------    --------
Income from operations.....................................    96,393      60,065      55,798
Interest expense, net......................................     4,238       4,822       4,075
                                                             --------    --------    --------
Income before income tax...................................    92,155      55,243      51,723
Income tax expense (Note 9)................................    33,544      22,235      18,979
                                                             --------    --------    --------
Net income.................................................  $ 58,611    $ 33,008    $ 32,744
                                                             ========    ========    ========
Net income per share:
  Basic....................................................  $   2.28    $   1.30    $   1.38
  Diluted..................................................  $   2.22    $   1.29    $   1.36
Weighted average shares outstanding (Note 15):
  Basic....................................................    25,694      25,331      23,731
  Diluted..................................................    26,405      25,608      24,058

          See accompanying notes to consolidated financial statements.

                          COLUMBIA SPORTSWEAR COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            --------    --------    ---------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net Income..............................................  $ 58,611    $ 33,008    $  32,744
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization........................    13,648      12,604        7,641
     Non-cash compensation................................       682         970          970
     (Gain) loss on disposal of property, plant, and
       equipment..........................................      (227)        132          102
     Deferred income tax provision........................    (3,076)     (3,026)      (4,784)
     Changes in operating assets and liabilities:
       Accounts receivable................................   (13,375)    (12,767)     (27,426)
       Inventories........................................   (20,520)    (11,788)     (24,373)
       Prepaid expenses and other current assets..........    (3,231)         61         (272)
       Intangibles and other assets.......................       171         300         (152)
       Accounts payable...................................     8,848      (1,441)      12,884
       Accrued liabilities................................    10,666       5,400        3,091
                                                            --------    --------    ---------
          Net cash provided by operating activities.......    52,197      23,453          425
                                                            --------    --------    ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to property, plant, and equipment.............   (21,233)    (12,591)     (40,408)
  Proceeds from sale of property, plant, and equipment....       436          15          161
  Purchase of trademarks..................................    (7,967)         --           --
                                                            --------    --------    ---------
          Net cash used in investing activities...........   (28,764)    (12,576)     (40,247)
                                                            --------    --------    ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net borrowing (repayment) on notes payable..............    (5,953)     (3,139)      13,289
  Issuance (repayment) on long-term debt..................      (609)       (558)      24,490
  Proceeds from issuance of common stock..................     4,885         876          366
  Proceeds from initial public offering...................        --          --      106,850
  Distributions paid to shareholders......................        --          --     (102,395)
                                                            --------    --------    ---------
          Net cash provided by (used in) financing
            activities....................................    (1,677)     (2,821)      42,600
                                                            --------    --------    ---------
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH...............      (914)       (211)          (2)
                                                            --------    --------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................    20,842       7,845        2,776
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..............    14,622       6,777        4,001
                                                            --------    --------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR....................  $ 35,464    $ 14,622    $   6,777
                                                            ========    ========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest, net of
     capitalized interest.................................  $  4,595    $  5,067    $   3,874
  Cash paid during the year for income taxes..............    37,079      22,795       23,217
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Application of deposit in land purchase.................  $     --    $     --    $     331
  Repayment of related party note receivable..............        --          --        5,813

          See accompanying notes to consolidated financial statements.

                          COLUMBIA SPORTSWEAR COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            UNEARNED
                                                                                           PORTION OF
                                                                                           RESTRICTED
                                                                            ACCUMULATED      STOCK
                                           COMMON STOCK                        OTHER         ISSUED
                                      ----------------------               COMPREHENSIVE      FOR
                                        SHARES                 RETAINED       INCOME         FUTURE     COMPREHENSIVE
                                      OUTSTANDING    AMOUNT    EARNINGS       (LOSS)        SERVICES       INCOME         TOTAL
                                      -----------   --------   ---------   -------------   ----------   -------------   ---------
BALANCE, JANUARY 1, 1998............    18,792      $ 17,886   $ 101,805      $(3,806)      $(5,350)                    $ 110,535
Comprehensive income
  Net income........................                              32,744                                   $32,744         32,744
  Other comprehensive income
    Foreign currency translation
      adjustment....................                                              328                          328            328
                                                                                                           -------
Comprehensive income................                                                                       $33,072
                                                                                                           =======
Initial public offering, net of
  expenses..........................     6,440       106,850                                                              106,850
Exercise of employee stock
  options...........................        35           366                                                                  366
Tax benefit from stock plans........                    (112)                                                                (112)
Distribution to shareholders........                            (102,267)                                                (102,267)
Amortization of unearned
  compensation......................                                                            970                           970
                                        ------      --------   ---------      -------       -------                     ---------
BALANCE, DECEMBER 31, 1998..........    25,267       124,990      32,282       (3,478)       (4,380)                      149,414
Comprehensive income
  Net income........................                              33,008                                   $33,008         33,008
  Other comprehensive income
    Foreign currency translation
      adjustment....................                                             (365)                        (365)          (365)
    Unrealized gain on derivative
      transactions..................                                               73                           73             73
                                                                                                           -------
Comprehensive income................                                                                       $32,716
                                                                                                           =======
Exercise of employee stock
  options...........................        61           596                                                                  596
Tax benefit from stock plans........                     399                                                                  399
Employee stock purchase program.....        22           280                                                                  280
Amortization of unearned
  compensation......................                                                            970                           970
                                        ------      --------   ---------      -------       -------                     ---------
BALANCE, DECEMBER 31, 1999..........    25,350       126,265      65,290       (3,770)       (3,410)                      184,375
Comprehensive income
  Net income........................                              58,611                                   $58,611         58,611
  Other comprehensive income
    Foreign currency translation
      adjustment....................                                           (1,127)                      (1,127)        (1,127)
    Unrealized loss on derivative
      transactions (net of tax
      benefit, $592)................                                           (1,023)                      (1,023)        (1,023)
                                                                                                           -------
Comprehensive income................                                                                       $56,461
                                                                                                           =======
Exercise of employee stock
  options...........................       333         4,240                                                                4,240
Tax benefit from stock plans........                   2,586                                                                2,586
Employee stock purchase program.....        26           645                                                                  645
Amortization of unearned
  compensation......................                                                            682                           682
                                        ------      --------   ---------      -------       -------                     ---------
BALANCE, DECEMBER 31, 2000..........    25,709      $133,736   $ 123,901      $(5,920)      $(2,728)                    $ 248,989
                                        ======      ========   =========      =======       =======                     =========

          See accompanying notes to consolidated financial statements.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation:

     The consolidated financial statements include the accounts of Columbia Sportswear Co. ("CSC") and all wholly-owned subsidiaries, including GTS Inc. ("GTS"), Columbia Sportswear Canada Ltd. ("CSCL"), Columbia Sportswear Holdings, Ltd. ("CSHL"), Columbia Sportswear Japan Ltd. ("CSC Japan"), Columbia Sportswear Germany GmbH ("CSC Germany"), Columbia Sportswear France SNC. ("CSC France"), Columbia Sportswear Company Ltd. ("CSC United Kingdom"), Columbia Sportswear Korea ("CSC Korea") and Sorel Corporation ("Sorel") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated.

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

  Revenue Recognition:

     Revenue for wholesale operations and licensing is recognized at the time the merchandise is shipped to customers. Retail store revenue is recognized at the time of sale. Allowances for estimated returns are provided when sales are recorded.

  Cash and cash equivalents:

     Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at date of acquisition.

  Accounts receivable:

     Accounts receivable have been reduced by an allowance for doubtful accounts, which was $5,826,000 and $4,535,000 in 2000 and 1999, respectively. The net charges to this reserve was $3,563,000, $3,177,000, $2,643,000 in 2000,
1999, and 1998, respectively.

  Inventories:

     Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method.

  Property, plant, and equipment:

     Property, plant, and equipment are stated at cost. Depreciation of machinery and equipment, furniture and fixtures and amortization of leasehold improvements is provided using the straight-line method over the

                          COLUMBIA SPORTSWEAR COMPANY
estimated useful lives of the assets, ranging from 3 to 10 years. Buildings are depreciated using the straight-line method over 30 years.

  Intangibles and other assets:

     In September 2000, the Company acquired the Sorel trademark rights, associated brand names and other related intellectual property rights for $7,967,000 in cash. The acquired intangible assets are being amortized over their estimated useful lives on a straight-line basis over ten years. The related accumulated amortization was $199,000 at December 31, 2000.

     Goodwill is being amortized on a straight-line basis over eight years. Goodwill of $660,000 and $979,000, net of accumulated amortization of $345,000 and $1,917,000, is included in intangibles and other assets for 2000 and 1999, respectively.

  Impairment of long-lived and intangible assets:

     The Company evaluates the carrying value of long-lived assets for possible impairment as events or changes arise indicating that such assets should be reviewed. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Fair value is based on the best information available, including prices for similar assets or the results of valuation techniques. The Company has determined that its long-lived assets as of December 31, 2000 and 1999 are not impaired.

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

  Foreign currency translation:

     The assets and liabilities of the Company's foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the net sales and expenses have been translated into U.S. dollars using the average exchange rates in effect during the period. The foreign currency translation

                          COLUMBIA SPORTSWEAR COMPANY
adjustments are included as a separate component of shareholders' equity and are not currently adjusted for income taxes as they relate to indefinite net investments in non-U.S. operations.

  Fair value of financial instruments:

     Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable and accounts payable) also approximate fair value because of their short-term maturities.

  Advertising costs:

     Advertising costs are expensed as incurred. Advertising expense was $27,343,000, $20,725,000, and $18,666,000 for the years ended December 31, 2000,
1999, and 1998, respectively.

  Product warranty:

     Substantially all of the Company's products carry lifetime warranty provisions for defects in quality and workmanship. Warranty expense was approximately $3,325,000, $3,127,000, and $2,852,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulletin was delayed by the issuance of SAB No. 101A and SAB No. 101B and was effective for the Company's fourth quarter of fiscal year 2000. The adoption of this bulletin did not have a material effect on the Company's consolidated financial statements.

NOTE 3 -- INVENTORIES, NET

     Inventories consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Raw materials...............................................  $  4,298    $ 3,459
Work in process.............................................     9,217      9,197
Finished goods..............................................    94,828     76,406
                                                              --------    -------
                                                               108,343     89,062
Less inventory valuation allowance..........................    (3,055)    (2,597)
                                                              --------    -------
                                                              $105,288    $86,465
                                                              ========    =======

                          COLUMBIA SPORTSWEAR COMPANY

NOTE 4 -- PROPERTY, PLANT, AND EQUIPMENT, NET

     Property, plant, and equipment consist of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Land........................................................  $  5,766    $  4,740
Buildings...................................................    30,589      25,432
Machinery and equipment.....................................    61,642      59,078
Furniture and fixtures......................................     6,624       6,751
Leasehold improvements......................................    11,329      10,720
Construction in progress....................................     9,034         444
                                                              --------    --------
                                                               124,984     107,165
Less accumulated depreciation...............................    48,322      38,205
                                                              --------    --------
                                                              $ 76,662    $ 68,960
                                                              ========    ========

NOTE 5 -- SHORT TERM BORROWINGS AND CREDIT LINES

     The Company has available an unsecured operating line of credit providing for borrowings in an aggregate amount not to exceed at any time outstanding (1) $50,000,000 during the period of July 15 through December 15 of the calendar year, (2) $25,000,000 during the period of December 16 through February 15 of the calendar year and (3) $10,000,000 at all other times. The maturity date of this agreement is June 30, 2002. Interest, payable monthly, is computed at the bank's prime rate minus up to 2.05% per annum, representing an effective interest rate of 7.50% at December 31, 2000 and 6.50% at December 31, 1999. The agreement also includes a fixed rate option based on the LIBOR rate plus up to 65 basis points. The balance outstanding was $0 and $9,145,000 at December 31, 2000 and 1999, respectively. The unsecured operating line of credit requires the Company to comply with certain covenants including a Capital Ratio, which limits indebtedness to tangible net worth. If the Company defaults on its payments, it is prohibited, subject to certain exceptions, from making dividend payments or other distributions.

     The Company also has available an unsecured revolving line of credit of $25,000,000 with a $75,000,000 import line of credit to issue documentary letters of credit on a sight basis. The combined limit under this agreement is $100,000,000. The revolving line accrues interest at the bank's prime rate minus 2% per annum. The revolving line also has a fixed rate option based on the bank's cost of funds plus 45 basis points. There was no balance outstanding on this line as of December 31, 2000 and 1999.

     The Company is party to certain Buying Agency Agreements pursuant to which the Company is provided unsecured lines of credit. These lines of credit are used to finance the purchase of goods outside the U.S. which are produced by the Company's independent manufacturers. The available funds are limited to $156,680,000 with a sublimit of $72,677,000 on the import line of credit. Borrowings bear interest at a range of .35% to .75% above the LIBOR rate (LIBOR rate: 6.4% and 6.0% as of December 31, 2000 and 1999, respectively). These agreements expire in 2001 will automatically renew for three-year terms unless either party elects otherwise. The balance outstanding on the import line of credit was $20,525,000 and $15,383,000 at December 31, 2000 and 1999,
respectively, and is included in accounts payable. At December 31, 2000, the Company had $72,105,000 of firm purchase orders placed under these financing arrangements.

     CSCL has available a line of credit providing for borrowing to a maximum of C$19,650,000 (US$13,110,000 at December 31, 2000). As of December 31, 2000 and
1999, there was no balance outstanding on this line.

                          COLUMBIA SPORTSWEAR COMPANY

     The Company's European branch has a line of credit providing for borrowing to a maximum of 90,000,000 FRF (US$12,930,000 at December 31, 2000). The balance outstanding was $11,463,000 and $8,039,000, at an interest rate of 5.7% and 3.3% at December 31, 2000 and 1999, respectively.

     The Company's Japanese subsidiary also has a line of credit providing for borrowing to a maximum of 1,650,000,000 JPY (US$14,429,000 at December 31, 2000). The balance outstanding was $12,524,000 and $14,492,000, at an interest rate of 2.3% and 1.9%, at December 31, 2000 and 1999, respectively.

NOTE 6 -- ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Accrued salaries, bonus, vacation and other benefits........  $14,910    $ 9,960
Accrued warranty reserve....................................    5,780      4,200
Other.......................................................    7,604      7,071
                                                              -------    -------
                                                              $28,294    $21,231
                                                              =======    =======

NOTE 7 -- LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Mortgage note payable.......................................  $ 1,308    $ 1,917
Senior promissory notes payable.............................   25,000     25,000
Less current portion........................................     (308)      (252)
                                                              -------    -------
                                                              $26,000    $26,665
                                                              =======    =======

     The Company assumed a mortgage in connection with the acquisition of a domestic distribution center. The loan matures in October 2004 and bears interest at 8.76%.

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

     Principal payments due on these notes as of December 31, 2000 were as follows (in thousands):

                                         YEAR ENDING DECEMBER 31,
                                         ------------------------
2001...................................          $   308
2002...................................            3,907
2003...................................            3,937
2004...................................            3,869
2005...................................            3,571
Thereafter.............................           10,716
                                                 -------
                                                 $26,308
                                                 =======

                          COLUMBIA SPORTSWEAR COMPANY

NOTE 8 -- SHAREHOLDERS' EQUITY

     The Company is authorized to issue 50,000,000 shares of common stock. At December 31, 2000 and 1999, 25,709,447 and 25,350,307 shares of common stock were issued and outstanding.

     On June 9, 1999, the shareholders of the Company approved the 1999 Employee Stock Purchase Plan ("ESPP"). 500,000 shares of common stock are authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty five percent of the lesser of the closing price of the Company's common stock on the first or last trading day of the respective quarter. As of December 31, 2000 and 1999, 48,083 and 21,582 shares of common stock had been issued under the ESPP.

NOTE 9 -- INCOME TAXES

     The Company applies an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in the tax laws or rates. Deferred taxes are provided for temporary differences between assets and liabilities for financial reporting purposes and for income tax purposes. Valuation allowances are recorded against net deferred tax assets when it is more likely than not the asset will not be realized. Certain foreign tax benefits have been offset by valuation allowances related to net operating losses.

     Undistributed earnings of the Company's Canadian subsidiary amounted to approximately $7,300,000 on December 31, 2000. Upon distribution of those earnings in the form of dividends or otherwise, a portion would be subject to both U.S. income taxes and foreign withholding taxes. It is anticipated that the U.S. income taxes and foreign withholding taxes would be substantially offset by the corresponding foreign tax credits resulting from such a distribution.

     The Company's income taxes payable for federal and state purposes have been reduced and the current tax expense increased, by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of exercise and the option price, tax effected. These benefits were credited directly to shareholders' equity.

     The components of the provision for income taxes consists of the following (in thousands):

                                                           YEAR ENDED DECEMBER 31
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Current:
  Federal.............................................  $25,809    $17,764    $17,594
  State and local.....................................    4,038      3,308      3,066
  Non-U.S.............................................    6,773      4,189      3,103
                                                        -------    -------    -------
                                                         36,620     25,261     23,763
Deferred:
  Federal.............................................   (2,172)    (1,745)    (4,262)
  State and local.....................................     (158)      (599)      (522)
  Non-U.S.............................................     (746)      (682)        --
                                                        -------    -------    -------
                                                         (3,076)    (3,026)    (4,784)
                                                        -------    -------    -------
Income tax expense....................................  $33,544    $22,235    $18,979
                                                        =======    =======    =======

                          COLUMBIA SPORTSWEAR COMPANY

     The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements:

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                (PERCENT OF INCOME)
Provision for federal income taxes at the statutory rate....  35.0%    35.0%    35.0%
State and local income taxes, net of federal benefit........   3.0      3.4      3.7
Non-U.S. income taxed at different rates....................   1.5      1.7      1.5
Foreign tax credits.........................................  (2.8)      --     (4.1)
Other.......................................................  (0.3)     0.1      0.6
                                                              ----     ----     ----
Actual provision for income taxes...........................  36.4%    40.2%    36.7%
                                                              ====     ====     ====

     Significant components of the Company's deferred taxes are as follows (in thousands):

                                                                 YEAR ENDED
                                                                 DECEMBER 31
                                                              -----------------
                                                               2000       1999
                                                              -------    ------
Deferred tax assets:
  Nondeductible accruals and allowances.....................  $ 9,445    $8,624
  Capitalized inventory costs...............................    3,902     3,198
                                                              -------    ------
                                                               13,347    11,822
Deferred tax liabilities:
  Depreciation and amortization.............................   (1,654)   (2,682)
  Deferred compensation.....................................   (1,047)   (1,330)
  Other, net................................................      240        --
                                                              -------    ------
                                                               (2,461)   (4,012)
                                                              -------    ------
Total.......................................................  $10,886    $7,810
                                                              =======    ======

NOTE 10 -- PROFIT SHARING PLAN

     The Company has a 401(k) profit-sharing plan, which covers substantially all employees with more than ninety days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All contributions to the plan are determined by the Board of Directors and totaled $2,106,000, $1,860,000, and $1,666,000 for the years ended December 31, 2000, 1999, and
1998, respectively.

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

     Effective December 31, 1996, the original Participation Plan was terminated and a Deferred Compensation Conversion Agreement (the "Agreement") was entered into. Under the Agreement, the participation shares, whether or not vested or awarded under the Participation Plan, were converted to 1,800,435 shares of common stock. As of December 31, 2000, of the converted shares, 313,111 shares of common stock awarded were subject to vesting through December 2004.

                          COLUMBIA SPORTSWEAR COMPANY

     The total value of the share conversion was $15,693,000, of which $6,320,000 was unvested as of December 31, 1996. The unvested portion was recorded as a reduction in shareholders' equity and will be amortized to compensation expense through December 2004 as shares are earned. Compensation expense related to the Participation Plan and the 1996 conversion totaled $682,000, $970,000, and $970,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

     The Company leases certain operating facilities from related parties of the Company. Total rent expense, including month-to-month rentals, for these leases amounted to $408,000, $339,000 and $327,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Rent expense was $2,464,000, $2,303,000 and $2,123,000 for non-related party leases during the years ended December 31, 2000, 1999 and 1998, respectively.

     The approximate future minimum payments on all lease obligations at December 31, 2000 are as follows (amounts in thousands):

                                                        NON-RELATED    RELATED
                                                          PARTIES      PARTIES     TOTAL
                                                        -----------    -------    -------
2001..................................................    $ 3,718      $  476     $ 4,194
2002..................................................      3,059         485       3,544
2003..................................................      1,497         239       1,736
2004..................................................      1,340          --       1,340
2005..................................................      1,016          --       1,016
Thereafter............................................      1,650          --       1,650
                                                          -------      ------     -------
                                                          $12,280      $1,200     $13,480
                                                          =======      ======     =======

     The Company is a party to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

NOTE 13 -- STOCK INCENTIVE PLAN

     The Company's 1997 Stock Incentive Plan (the "Plan") provides for issuance of up to 2,500,000 shares of the Company's Common Stock of which 487,530 shares were available for future stock option grants under the Plan at December 31, 2000. The options generally become exercisable ratably over a five-year period beginning from the date of grant and expire ten years from the date of grant.

                          COLUMBIA SPORTSWEAR COMPANY

     The following table summarizes the stock option activity under the Company's option plan:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                               NUMBER      EXERCISE
                                                              OF SHARES     PRICE
                                                              ---------    --------
Options outstanding at January 1, 1998......................    736,774     $10.40
  Granted...................................................    465,500      19.63
  Cancelled.................................................    (17,283)      9.68
  Exercised.................................................    (35,038)     10.45
                                                              ---------
Options outstanding at December 31, 1998....................  1,149,953      14.15
  Granted...................................................    302,933      12.44
  Cancelled.................................................    (69,866)     13.46
  Exercised.................................................    (61,511)      9.70
                                                              ---------
Options outstanding at December 31, 1999....................  1,321,509      14.00
  Granted...................................................    685,616      22.55
  Cancelled.................................................    (91,204)     16.21
  Exercised.................................................   (332,639)     12.75
                                                              ---------
Options outstanding at December 31, 2000....................  1,583,282     $17.84
                                                              =========

     The Company continues to measure compensation cost for the Plan using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in the Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-based Compensation", had been adopted.

     The Company has elected to account for the Plan under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all stock options granted during 2000, 1999 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

                                                  2000            1999            1998
                                              ------------    ------------    ------------
Risk-free interest rate.....................   5.66 - 6.72%    5.04 - 6.20%    5.71 - 5.77%
Expected dividend yield.....................             0%              0%              0%
Expected lives..............................  4 to 8 years    4 to 8 years    4 to 8 years
Expected volatility.........................         67.15%          66.80%          51.36%

     Using the Black-Scholes methodology, the total value of stock options granted during 2000, 1999 and 1998 was $10,163,000, $2,417,000 and $5,040,000,
respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 2000, 1999 and 1998 was $14.82, $7.98 and $10.83 per share, respectively.

                          COLUMBIA SPORTSWEAR COMPANY

     If the Company had accounted for the Plan in accordance with SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):

                                              2000                     1999                     1998
                                     ----------------------   ----------------------   ----------------------
                                     AS REPORTED   PROFORMA   AS REPORTED   PROFORMA   AS REPORTED   PROFORMA
                                     -----------   --------   -----------   --------   -----------   --------
Net income.........................    $58,611     $56,435      $33,008     $31,878      $32,744     $32,030
Net income per share -- basic......    $  2.28     $  2.20      $  1.30     $  1.26      $  1.38     $  1.35
Net income per share -- diluted....    $  2.22     $  2.14      $  1.29     $  1.24      $  1.36     $  1.33

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                 OPTIONS OUTSTANDING
                  -------------------------------------------------        OPTIONS EXERCISABLE
                                WEIGHTED AVERAGE                      ------------------------------
                                   REMAINING                           NUMBER OF
   RANGE OF         NUMBER        CONTRACTUAL      WEIGHTED AVERAGE     SHARES      WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING      LIFE (YRS)       EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
$9.68 - 14.50..      516,838          7.12              $10.93          212,441          $10.53
$15.20 - 19.63..     712,680          8.02               18.64          230,175           18.77
$23.56 - 27.19..     343,014          9.40               26.07           32,119           25.79
$34.06 - 43.31..      10,750          9.87               34.71               24           43.31
--------------     ---------          ----              ------          -------          ------
$9.68 - 43.31..    1,583,282          8.04              $17.84          474,759          $15.56

NOTE 14 -- SEGMENT INFORMATION

     The Company operates predominantly in one industry segment: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, rugged footwear and related accessories.

     The geographic distribution of the Company's net sales, income before income tax, identifiable assets, interest expense, and depreciation and amortization expense are summarized in the following table (in thousands) for the years ended December 31, 2000, 1999 and 1998. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

                                                               2000        1999        1998
                                                             --------    --------    --------
Net sales to unrelated entities:
  United States............................................  $438,854    $341,583    $335,897
  Canada...................................................    63,117      50,428      38,782
  Other International......................................   112,854      78,492      52,599
                                                             --------    --------    --------
                                                             $614,825    $470,503    $427,278
                                                             ========    ========    ========
Income (loss) before income tax:
  United States............................................  $ 77,296    $ 50,014    $ 50,132
  Canada...................................................    11,977       8,074       7,370
  Other International......................................     5,371       3,887        (189)
  Less interest and other income (expense) and
     eliminations..........................................    (2,489)     (6,732)     (5,590)
                                                             --------    --------    --------
                                                             $ 92,155    $ 55,243    $ 51,723
                                                             ========    ========    ========

                          COLUMBIA SPORTSWEAR COMPANY

                                                               2000        1999        1998
                                                             --------    --------    --------
Assets:
  United States............................................  $351,270    $274,222    $247,125
  Canada...................................................    31,645      24,905      16,696
  Other international......................................    56,059      45,254      33,571
                                                             --------    --------    --------
  Total identifiable assets................................   438,974     344,381     297,392
  Eliminations.............................................   (63,888)    (39,391)    (27,914)
                                                             --------    --------    --------
          Total assets.....................................  $375,086    $304,990    $269,478
                                                             ========    ========    ========
Interest expense (income), net:
  United States............................................  $  3,311    $  4,098    $  3,340
  Canada...................................................       565         305         753
  Other International......................................       362         419         (18)
                                                             --------    --------    --------
                                                             $  4,238    $  4,822    $  4,075
                                                             ========    ========    ========
Depreciation and amortization expense:
  United States............................................  $ 12,384    $ 11,709    $  6,934
  Canada...................................................       376         400         392
  Other International......................................       888         495         315
                                                             --------    --------    --------
                                                             $ 13,648    $ 12,604    $  7,641
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

     There were no adjustments to net income in computing diluted earnings per share for the year ended December 31, 2000, 1999 and 1998. A reconciliation of the common shares used in the denominator for computing basic and diluted net income per share is as follows (in thousands, except per share amounts):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Weighted average common shares outstanding, used in
  computing basic net income per share......................   25,694     25,331     23,731
Effect of dilutive stock options............................      711        277        327
                                                              -------    -------    -------
Weighted-average common shares outstanding, used in
  computing diluted net income per share....................   26,405     25,608     24,058
                                                              =======    =======    =======
Net income per share of common stock:
  Basic.....................................................  $  2.28    $  1.30    $  1.38
  Diluted...................................................  $  2.22    $  1.29    $  1.36

NOTE 16 -- FINANCIAL RISK MANAGEMENT AND DERIVATIVES

     Our foreign currency risk management objective is to protect cash flows resulting from sales, purchases and other costs from the impact of exchange rate movements. The Company manages a portion of these exposures with short-term strategies after giving consideration to market conditions, contractual agreements, anticipated sale and purchase transactions, and other factors. Firmly committed and anticipated transactions and the related receivables and payables may be hedged with forward exchange contracts or purchased options. Premiums paid on purchased options are included in prepaid expenses and are recognized in earnings

                          COLUMBIA SPORTSWEAR COMPANY
ratably over the life of the option. Gains and losses arising from foreign currency forward and purchased option contracts, and cross-currency swap transactions are recognized in cost of goods sold or selling, general and administrative expenses as offsets of gains and losses resulting from the underlying hedged transactions. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. This evaluation is performed at inception of the hedge and periodically over the life of the hedge.

     At December 31, 2000 and 1999, the Company had approximately $47,201,000 and $29,500,000 (notional) in forward exchange contracts. The net derivative losses included in the company's liabilities and deferred in other comprehensive income was $1,615,000 and $73,000 at December 31, 2000 and 1999, respectively.

     The counterparties to derivative transactions are major financial institutions with high investment grade credit ratings. However, this does not eliminate the Company's exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted and is immaterial to any one institution at December 31, 2000 and 1999. To manage this risk, the Company has established strict counterparty credit guidelines, which are continually monitored and reported to Senior Management according to prescribed guidelines. As a result, the Company considers the risk of counterparty default to be minimal.

        SUPPLEMENTAL INFORMATION -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the Company's quarterly financial data for the past two years ending December 31, 2000 (in thousands, except per share amounts):

                                              FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                              -------------   --------------   -------------   --------------
2000
Net sales...................................    $108,437         $97,155         $247,346         $161,887
Gross profit................................      46,538          43,729          116,167           73,702
Net income..................................       3,272           3,618           38,218           13,503
Net income per share -- basic...............        0.13            0.14             1.49             0.53
                     -- diluted.............        0.13            0.14             1.44             0.51

1999
Net sales...................................    $ 89,214         $71,416         $187,568         $122,305
Gross profit................................      32,614          31,300           89,471           57,509
Net income (loss)...........................         240            (238)          23,891            9,115
Net income (loss) per share -- basic........        0.01           (0.01)            0.94             0.36
                            -- diluted......        0.01           (0.01)            0.93             0.35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to our directors is hereby incorporated by reference from our proxy statement, under the caption "Election of Directors," for our 2001 annual meeting of shareholders (the "2001 Proxy Statement") to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed no later than 120 days after the end of our fiscal year ended December 31, 2000. Information with respect to executive officers is included under Item 4(a) of Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     There is incorporated herein by reference the information required by this
Item included in the 2001 Proxy Statement under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated herein by reference the information required by this
Item included in the 2001 Proxy Statement under the caption "Voting Securities and Principal Shareholders" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated herein by reference the information required by this
Item included in the 2001 Proxy Statement under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) Financial Statements. The Financial Statements of the Company filed as part of this Annual Report on Form 10-K are on pages 22 to 38 of this Annual Report.

(a)(3) Exhibits

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
   3.1       Third Amended and Restated Articles of Incorporation
             (incorporated by reference to exhibit 3.1 to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended
             March 31, 2000)
   3.2       2000 Restated Bylaws (incorporated by reference to exhibit
             3.2 to the Company's Quarterly Report on Form 10-Q for the
             quarterly period ended March 31, 2000)
   4.1       See Article II of Exhibit 3.1 and Article I of Exhibit 3.2
 +10.1       1997 Stock Incentive Plan, as amended (incorporated by
             reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998)
+*10.2       Form of Incentive Stock Option Agreement
+*10.3       Form of Nonstatutory Stock Option Agreement
 +10.3(a)    Form of Executive Stock Option Agreement
 *10.4       Credit Agreement between the Hong Kong and Shanghai Banking
             Corporation Limited and the Company dated September 17,
             1991, as amended
 *10.5       Buying Agency Agreement between Nissho Iwai American
             Corporation and the Company dated January 1, 1992, as
             amended
 *10.5(a)    Amendment No. 2 to the Buying Agency Agreement Between
             Nissho Iwai American Corporation and the Company dated
             February 19, 1998
 *10.5(b)    Buying Agency Agreement between the Company and Nissho Iwai
             American Corporation dated October 1, 1998 (incorporated by reference in exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
             1998).
 *10.6       Credit Agreement between the Company and Wells Fargo Bank,
             N.A. dated July 31, 1997
 *10.6(a)    Form of First Amendment to Credit Agreement between the
             Company and Wells Fargo Bank, N.A. dated March 23, 1998
  10.6(b)    Credit Agreement Extension between the Company and Wells
             Fargo Bank National Association dated June 30, 1998
             (incorporated by reference to exhibit 10.1 to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended
             June 30, 1998).
  10.6(c)    Second Amendment to Credit Agreement between the Company and
             Wells Fargo Bank National Association dated July 31, 1998
             (incorporated by reference to exhibit 10.2 to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended
             June 30, 1998).
  10.6(d)    Third Amendment to Credit Agreement between the Company and
             Wells Fargo Bank National Association dated June 30, 1999
             (incorporated by reference to exhibit 10.1 to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended
             June 30, 1999).
  10.6(e)    Fourth Amendment to Credit Agreement dated July 31, 2000
             between the Company and Wells Fargo Bank, National
             Association (incorporated by reference to exhibit 10.1 to
             the Company's Quarterly Report on Form 10-Q for the
             quarterly period ended June 30, 2000).
 *10.7       Assumption Agreement by and between the Company, Timothy P.
             Boyle and Don Santorufo and First Interstate Bank of Oregon,
             N.A., dated March 8, 1996; and form of First Amendment
             thereto dated March 23, 1998

 EXHIBIT
  NUMBER                             DESCRIPTION
 -------                             -----------
 *10.8       Lease between Penzel & Company and the Company dated
             February 23, 1988, as amended
 *10.9       Form of lease between Timothy P. Boyle and Gertrude Boyle
             and the Registrant
 *10.10      Form of Lease between Gertrude Boyle and the Company
 *10.11      Lease between BB&S Development Company and the Company,
             dated February 12, 1996
 *10.12      Lease between B.A.R.K. Holdings, Inc. and Columbia
             Sportswear Canada Limited, dated January 3, 1994
+*10.13      Deferred Compensation Conversion Agreement between the
             Company and Don Santorufo, dated December 31, 1996
 *10.14      Form of Tax Indemnification Agreement for existing
             shareholders
+*10.15      Employment Agreement between Carl K. Davis and the Company dated as of September 5, 1997
 *10.16      Form of Indemnity Agreement for Directors
 *10.17      Form of Agreement Regarding Plan of Recapitalization Among
             the Company and Shareholders
+*10.18      Amendment and Waiver, Deferred Compensation Conversion
             Agreement, between the Company and Don Santorufo
 *10.19      Asset Purchase Agreement between the Company and Columbia
             Outfitters, Inc., dated March 4, 1998
  10.20      Note Purchase and Private Shelf Agreement between the
             Company and The Prudential Insurance Company of America and
             Pruco Life Insurance Company dated August 11, 1998
             (incorporated by reference to exhibit 10.3 to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended
             June 30, 1998)
 +10.21      1999 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form
             10-Q for the quarterly period ended June 30, 1999)
 +10.22      Executive Incentive Compensation Plan, as amended
             (incorporated by reference to exhibit 10.1 to the Company's
             Quarterly Report on Form 10-Q for the quarterly period ended
             March 31, 2000)
  21.1       Subsidiaries of the Company
  23.1       Consent of Deloitte & Touche LLP
  24.1       Powers of Attorney

---------------
 + Management Contract or Compensatory Plan

  * Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-43199).

(b) No reports on Form 8-K were held during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 28, 2001.

                                          COLUMBIA SPORTSWEAR COMPANY

                                          By: /s/  PATRICK D. ANDERSON
                                            ------------------------------------
                                                    Patrick D. Anderson
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2001.

                     SIGNATURES                                             TITLE
                     ----------                                             -----
                /s/ *TIMOTHY P. BOYLE                     President and Chief Executive Officer and
-----------------------------------------------------       Director (Principal Executive Officer)
                  Timothy P. Boyle

               /s/ PATRICK D. ANDERSON                   Chief Financial Officer (Principal Financial
-----------------------------------------------------              and Accounting Officer)
                 Patrick D. Anderson

                 /s/ *GERTRUDE BOYLE                          Chairman of the Board of Directors
-----------------------------------------------------
                   Gertrude Boyle

                   /s/ *SARAH BANY                                         Director
-----------------------------------------------------
                     Sarah Bany

                /s/ *EDWARD S. GEORGE                                      Director
-----------------------------------------------------
                  Edward S. George

                /s/ *MURREY R. ALBERS                                      Director
-----------------------------------------------------
                  Murrey R. Albers

                  /s/ *JOHN STANTON                                        Director
-----------------------------------------------------
                    John Stanton

                  /s/ *WALTER KLENZ                                        Director
-----------------------------------------------------
                    Walter Klenz

            *By: /s/ PATRICK D. ANDERSON
  ------------------------------------------------
                 Patrick D. Anderson
                 as Attorney-in-Fact