Form 10-Q
period 2001-03-31
COLUMBIA SPORTSWEAR CO
filed 2001-05-15
CIK 1050797

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended           March 31, 2001
                                       ----------------------------------

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

                                 YES [X] NO [ ]

The number of shares of Common Stock outstanding on April 30, 2001, was 25,940,618.

                           COLUMBIA SPORTSWEAR COMPANY

                                 MARCH 31, 2001


                               INDEX TO FORM 10-Q

                                                                                           PAGE NO.
PART I. FINANCIAL INFORMATION

     ITEM 1 --  Financial Statements - Columbia Sportswear Company (Unaudited)

          Condensed Consolidated Balance Sheets .....................................          2

          Condensed Consolidated Statements of Operations ...........................          3

          Condensed Consolidated Statements of Cash Flows ...........................          4

          Notes to Condensed Consolidated Financial Statements ......................          5

     ITEM 2 --  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .............................          8

     ITEM 3 --  Quantitative and Qualitative Disclosures About Market Risk ..........         10

PART II. OTHER INFORMATION

     ITEM 6 -- Exhibits and Reports on Form 8-K .....................................         11

     SIGNATURES .....................................................................         12

ITEM 1 -- FINANCIAL STATEMENTS

                           COLUMBIA SPORTSWEAR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           MARCH 31, 2001    DECEMBER 31, 2000
                                                           --------------    -----------------
                       ASSETS
Current Assets:
  Cash and cash equivalents                                   $  40,479          $  35,464
  Accounts receivable, net of allowance of $6,076 and
    $5,826, respectively                                         97,174            129,539
  Inventories (Note 2)                                          127,717            105,288
  Deferred tax asset                                             12,129             13,347
  Prepaid expenses and other current assets                       4,939              5,610
                                                              ---------          ---------
    Total current assets                                        282,438            289,248

Property, plant, and equipment, net                              81,653             76,662
Intangibles and other assets                                      8,861              9,176
                                                              ---------          ---------
    Total assets                                              $ 372,952          $ 375,086
                                                              =========          =========


        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                               $  24,261          $  23,987
  Accounts payable                                               36,313             45,047
  Accrued liabilities                                            21,071             28,294
  Current portion of long-term debt                                 314                308
                                                              ---------          ---------
    Total current liabilities                                    81,959             97,636

Long-term debt                                                   25,919             26,000
Deferred tax liability                                            2,468              2,461
                                                              ---------          ---------
    Total liabilities                                           110,346            126,097

Commitments and contingencies                                        --                 --

Shareholders' Equity:
  Preferred stock; 10,000 shares authorized; none
    issued and outstanding                                           --                 --
  Common stock; 50,000 shares authorized; 25,885 and
    25,709 issued and outstanding                               138,666            133,736
  Retained earnings                                             132,509            123,901
  Accumulated other comprehensive loss                           (6,012)            (5,920)
  Unearned portion of restricted stock issued for
    future services                                              (2,557)            (2,728)
                                                              ---------          ---------
    Total shareholders' equity                                  262,606            248,989
                                                              ---------          ---------
    Total liabilities and shareholders' equity                $ 372,952          $ 375,086
                                                              =========          =========


      See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                              -------------------------
                                                2001             2000
                                              --------         --------
Net sales                                     $138,083         $108,437
Cost of sales                                   78,882           61,899
                                              --------         --------

Gross profit                                    59,201           46,538
Selling, general, and administrative            44,893           40,378
                                              --------         --------

Income from operations                          14,308            6,160
Interest expense, net                               80              684
                                              --------         --------

Income before income tax                        14,228            5,476
Income tax expense                               5,620            2,204
                                              --------         --------

Net income (Note 3)                           $  8,608         $  3,272
                                              ========         ========

Net income per share (Note 4):
  Basic                                       $   0.33         $   0.13
  Diluted                                     $   0.32         $   0.13
Weighted average shares outstanding :
  Basic                                         25,798           25,373
  Diluted                                       26,530           25,780


      See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                      --------------------------
                                                                        2001              2000
                                                                      --------          --------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                                          $  8,608          $  3,272
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                      3,642             3,283
      Non-cash compensation                                                171               170
      Loss on disposal of property, plant, and equipment                    29                 8
      Deferred income tax provision                                      1,155               333
      Changes in operating assets and liabilities:
        Accounts receivable                                             29,560            36,300
        Inventories                                                    (24,205)           (5,448)
        Prepaid expenses and other current assets                          639            (1,146)
        Intangibles and other assets                                        28                60
        Accounts payable                                                (4,354)           (8,842)
        Accrued liabilities                                             (5,993)           (4,712)
                                                                      --------          --------
          Net cash provided by operating activities                      9,280            23,278
                                                                      --------          --------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                           (8,732)           (1,234)
  Proceeds from sale of property, plant, and equipment                      15                22
                                                                      --------          --------
          Net cash used in investing activities                         (8,717)           (1,212)
                                                                      --------          --------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net proceeds from (repayments on) notes payable                        2,312            (9,447)
  Repayment on long-term debt                                              (75)              (60)
  Proceeds from issuance of common stock                                 2,909               302
                                                                      --------          --------
          Net cash provided by (used in) financing activities            5,146            (9,205)
                                                                                        --------
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (694)              345
                                                                      --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                5,015            13,206
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          35,464            14,622
                                                                      ========          ========
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 40,479          $ 27,828
                                                                      ========          ========


      See accompanying notes to condensed consolidated financial statements

                           COLUMBIA SPORTSWEAR COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the "Company") and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2001, and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Certain reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

NOTE 2.  INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories consist of the following (in thousands):

                                        March 31, 2001    December 31, 2000
                                        --------------    -----------------
Raw materials                              $   5,678          $   4,298
Work in process                               16,364              9,217
Finished goods                               109,946             94,828
                                           ---------          ---------
                                             131,988            108,343
Less inventory valuation allowance            (4,271)            (3,055)
                                           ---------          ---------
                                           $ 127,717          $ 105,288
                                           =========          =========

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income and its components, net of tax, are as follows:

                                                                  Three Months Ended
                                                                       March 31,
                                                               ------------------------
                                                                2001             2000
                                                               -------          -------
Net income                                                     $ 8,608          $ 3,272
Foreign currency translation adjustments                        (1,945)              13
Unrealized gain (loss) on derivative transactions (net
   of tax expense, $563 and $0, respectively)                    1,853             (230)
                                                               -------          -------
Comprehensive income                                           $ 8,516          $ 3,055
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

There were no adjustments to net income in computing diluted net income per share for the three months ended March 31, 2001 and 2000. A reconciliation of the common shares used in the denominator for computing basic and diluted net income per share is as follows:


                                                              Three Months Ended
                                                                   March 31,
                                                             ---------------------
                                                              2001           2000
                                                             ------         ------
Weighted  average common shares outstanding, used in
computing basic net income per share                         25,798         25,373

Effect of dilutive stock options                                732            407
                                                             ------         ------

Weighted-average common shares outstanding, used in
computing diluted net income per share                       26,530         25,780
                                                             ======         ======

Net income per share of common stock:
     Basic                                                   $ 0.33         $ 0.13
     Diluted                                                 $ 0.32         $ 0.13

Subsequent to March 31, 2001, the Company announced a three-for-two stock split of its common stock. The stock split will be distributed on June 4th, 2001 to all shareholders of record at the close of business on May 17th, 2001. Shareholders will receive one additional share of Columbia common stock for every two shares owned, the new shares to be payable in the form of a stock dividend.

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

                                               Three Months Ended
                                                    March 31,
                                            -------------------------
                                              2001             2000
                                            --------         --------
Net sales to unrelated entities:
     United States                          $ 86,396         $ 68,901
     Canada                                   13,467           10,471
     Other International                      38,220           29,065
                                            --------         --------
                                            $138,083         $108,437
                                            ========         ========

Income before income tax:
     United States                          $  9,164         $  1,993
     Canada                                    2,174            1,093
     Other International                       2,795            2,178
     Less interest and other income
         (expense) and eliminations               95              212
                                            --------         --------
                                            $ 14,228         $  5,476
                                            ========         ========

                                 March 31,         December 31,
                                    2001               2000
                                 ---------         ------------
Total assets:
     United States               $ 350,684          $ 351,270
     Canada                         29,860             31,645
     Other international            59,199             56,059
                                 ---------          ---------
                                   439,743            438,974

     Eliminations                  (66,791)           (63,888)
                                 =========          =========
          Total assets           $ 372,952          $ 375,086
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

The Company accounts for these instruments as cash flow hedges. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity," such financial instruments are marked-to-market with the offset to shareholders' equity and then subsequently recognized as a component of gross margin when the underlying transaction is recognized. The Company measures hedge effectiveness of foreign currency option and forward exchange contracts based on the forward price of the underlying commodity. Hedge ineffectiveness was not material during the three months ended March 31, 2001 and 2000.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The statements in this report concerning future financing and working capital requirements and the impact of Euro implementation on our business constitute forward-looking statements that are subject to risks and uncertainties. Many factors could cause actual results to differ materially from those projected in such forward looking statements, including risks described in our annual report on form 10-K for the year ended December 31, 2000 under the heading "Factors That May Affect Our Business". Factors that could adversely affect future financing and working capital needs include, but are not limited to, increased competitive factors (including increased competition, new product offerings by competitors and price pressures); changes in consumer preferences; an inability to increase sales to department stores or to open and operate new concept shops on favorable terms; a failure to manage growth effectively; unavailability of independent manufacturing, labor or supplies at reasonable prices; unfavorable business conditions, disruptions in the outerwear, sportswear and rugged footwear industries; the inability to obtain additional financing on acceptable terms; delays or disruptions in our capital projects; and our ability to negotiate favorable terms for construction of our proposed European distribution facility. Factors that could cause the implementation of the Euro to have an adverse affect on our business include operational disruptions that could result from the systems conversion required for the Euro implementation. The Company does not undertake any obligations to update this forward-looking information to conform it to changes in circumstances or expectations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales.

                                  Quarter Ended March 31,
                                  -----------------------
                                    2001           2000
                                   -----          -----
Net sales                          100.0%         100.0%
Cost of sales                       57.1           57.1
Gross profit                        42.9           42.9
Selling, general and
   administrative                   32.5           37.2
Income from operations              10.4            5.7
Interest expense, net                0.1            0.6
Income before income tax            10.3            5.1
Income tax expense                   4.1            2.1
Net income                           6.2%           3.0%


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET SALES: Net sales increased 27.4% to $138.1 million for the three month period ended March 31, 2001 from $108.4 million for the comparable period in 2000. Domestic sales increased 25.4% to $86.4 million for the three month period ended March 31, 2001 from $68.9 million for the comparable period in 2000. Net international sales, excluding Canada, increased 31.3% to $38.2 million for the three month period ended March 31, 2001 from $29.1 million for the comparable period in 2000. Canadian sales increased 29.8% to $13.5 million for the three month period ended March 31, 2001 from $10.4 million for the same period in 2000. The domestic and European increases were primarily attributable to increased sales of outerwear, footwear and sportswear units in the United States and sportswear units in Europe.

GROSS PROFIT: Gross profit as a percentage of net sales was 42.9% for both the three months ended March 31, 2001 and 2000. The gross margin for the three months ended March 31, 2001 reflects continued strength in the full priced product margins across all product categories in the United States, the shift in product mix to a greater percent of high margin spring outerwear and the reduction of close-out product shipments during the period. This was partially offset by the decline in the value of the Euro, which affected our European margins for the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general, and administrative expense increased 11.1% to $44.9 million for the three months ended March 31, 2001 from $40.4 million for the comparable period in 2000, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales. As a percentage of sales, selling, general, and administrative expenses decreased to 32.5% for the three months ended March 31, 2001 from 37.2% for the comparable period in 2000. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to strong sales growth coupled with operating efficiencies for the three months ended March 31, 2001.

INTEREST EXPENSE: Interest expense decreased by 88.3% for the three months ended March 31, 2001 from the comparable period in 2000. This decrease was attributable to our increased cash position for the three months ended March 31, 2001 when compared to the same period in 2000.

SEASONALITY OF BUSINESS

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing funding requirements are to finance working capital and continued growth of the business. At March 31, 2001, we had total cash equivalents of $40.5 million compared to $27.8 million at March 31, 2000. Cash provided by operating activities was $9.3 million for the three months ended March 31, 2001 and $23.3 million for the comparable period in 2000. This decrease was primarily due to an increase in inventory required to support higher sales levels.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our domestic and international operations and general corporate needs. Net cash used in investing activities was $8.7 million for the three months ended March 31, 2001 and $1.2 million for the comparable period in 2000. This increase was primarily due to expenditures related to the expansion of our domestic distribution center.

Cash provided by financing activities was $5.1 million for the three months ended March 31, 2001 compared to cash used in financing activities of $9.2 million for the comparable period in 2000. The increase in net cash provided by financing activities was primarily due to reduced repayments of notes payable, partially offset by proceeds from employee stock plans.

To fund our working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $35 to $75 million, of which $10 million to $50 million is committed. As of March 31, 2001, $24.3 million was outstanding under these lines of credit. Additionally, we maintain credit agreements in order to provide us with unsecured import lines of credit with a combined limit of approximately $135 million available for issuing documentary letters of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by our domestic operations.

We have recently announced capital expenditures to support our continued growth, including the expansion of our United States distribution center, remodeling of our recently purchased corporate headquarters and construction of a European distribution facility. We anticipate the capital expenditures associated with these projects as well as our maintenance capital will be approximately $40 million in 2001 and will be funded by existing cash and cash provided by operations. However, if the need for additional financing arises, our ability to obtain additional credit facilities will depend on prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II.  OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            None.

        (b) Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLUMBIA SPORTSWEAR COMPANY

Date: May 15, 2001                          /s/ PATRICK D. ANDERSON
     -----------------------------          ------------------------------------
                                            Patrick D. Anderson
                                            Chief Financial Officer and
                                            Authorized Officer