Form 10-Q
period 2001-06-30
COLUMBIA SPORTSWEAR CO
filed 2001-08-14
CIK 1050797

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended       June 30, 2001
                                          -----------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
----      ACT OF 1934

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

                             YES  X   NO
                                 ---     ---

The number of shares of Common Stock outstanding on July 31, 2001, was 39,200,923.

                           COLUMBIA SPORTSWEAR COMPANY

                                  JUNE 30, 2001


                               INDEX TO FORM 10-Q

                                                                                         PAGE NO.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

     ITEM 1 -- Financial Statements - Columbia Sportswear Company (Unaudited)

          Condensed Consolidated Balance Sheets ...................................         2

          Condensed Consolidated Statements of Operations .........................         3

          Condensed Consolidated Statements of Cash Flows .........................         4

          Notes to Condensed Consolidated Financial Statements ....................         5

     ITEM 2 -- Management's Discussion and Analysis of Financial
              Condition and Results of Operations .................................         8

     ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk .........        10

PART II. OTHER INFORMATION

     ITEM 4 -- Submission of Matters to a Vote of Security Holders ................        11

     ITEM 6 -- Exhibits and Reports on Form 8-K ...................................        11

     SIGNATURES ...................................................................        12

ITEM 1 -- FINANCIAL STATEMENTS


                           COLUMBIA SPORTSWEAR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                       JUNE 30, 2001   DECEMBER 31, 2000
                                                       -------------   -----------------
                       ASSETS

Current Assets:
  Cash and cash equivalents                                $  20,938           $  35,464
  Accounts receivable, net of allowance of $6,210
     and $5,826, respectively                                 97,843             129,539
  Inventories (Note 2)                                       186,944             105,288
  Deferred tax asset                                          12,217              13,347
  Prepaid expenses and other current assets                    6,013               5,610
                                                           ---------           ---------
    Total current assets                                     323,955             289,248

Property, plant, and equipment, net                           88,552              76,662
Intangibles and other assets                                   8,609               9,176
                                                           ---------           ---------
    Total assets                                           $ 421,116           $ 375,086
                                                           =========           =========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                            $  24,411           $  23,987
  Accounts payable                                            71,054              45,047
  Accrued liabilities                                         19,233              28,294
  Current portion of long-term debt                              353                 308
                                                           ---------           ---------
    Total current liabilities                                115,051              97,636

Long-term debt                                                25,463              26,000
Deferred tax liability                                         2,462               2,461
                                                           ---------           ---------
    Total liabilities                                        142,976             126,097

Commitments and contingencies                                     --                  --

Shareholders' Equity:
  Preferred stock; 10,000 shares authorized; none
    issued and outstanding                                        --                  --
  Common stock; 50,000 shares authorized; 39,197
    and 38,564 issued and outstanding                        147,277             133,736
  Retained earnings                                          138,939             123,901
  Accumulated other comprehensive loss                        (5,689)             (5,920)
  Unearned portion of restricted stock issued for
    future services                                           (2,387)             (2,728)
                                                           ---------           ---------
    Total shareholders' equity                               278,140             248,989
                                                           ---------           ---------
    Total liabilities and shareholders' equity             $ 421,116           $ 375,086
                                                           =========           =========



     See accompanying notes to condensed consolidated financial statements.

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                         ---------------------     ---------------------
                                           2001         2000         2001         2000
                                           ----         ----         ----         ----

Net sales                                $121,544     $ 97,155     $259,627     $205,592
Cost of sales                              68,355       53,426      147,237      115,325
                                         --------     --------     --------     --------
Gross profit                               53,189       43,729      112,390       90,267
Selling, general, and administrative       41,995       36,933       86,888       77,311
                                         --------     --------     --------     --------
Income from operations                     11,194        6,796       25,502       12,956
Interest expense, net                         566          740          646        1,424
                                         --------     --------     --------     --------
Income before income tax                   10,628        6,056       24,856       11,532
Income tax expense                          4,198        2,438        9,818        4,642
                                         --------     --------     --------     --------
Net income (Note 3)                      $  6,430     $  3,618     $ 15,038     $  6,890
                                         ========     ========     ========     ========
Earnings per share (Note 4):
  Basic                                  $   0.16     $   0.09     $   0.39     $   0.18
  Diluted                                $   0.16     $   0.09     $   0.38     $   0.18

Weighted average shares outstanding:
  Basic                                    39,029       38,148       38,865       38,142
  Diluted                                  40,074       39,189       39,810       38,972




















     See accompanying notes to condensed consolidated financial statements.

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------
                                                                     2001          2000
                                                                     ----          ----
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                                      $ 15,038      $  6,890
  Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                  7,553         6,668
      Non-cash compensation                                            341           341
      Loss (gain) on disposal of property, plant, and
          equipment                                                     96          (321)
      Deferred income taxes                                          1,105          (183)
      Changes in operating assets and liabilities:
        Accounts receivable                                         28,946        39,567
        Inventories                                                (83,373)      (46,326)
        Prepaid expenses and other current assets                     (433)       (1,513)
        Intangibles and other assets                                    61           (48)
        Accounts payable                                            30,112         1,110
        Accrued liabilities                                         (3,429)       (5,125)
                                                                  --------      --------
          Net cash provided by (used in) operating activities       (3,983)        1,060
                                                                  --------      --------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                      (19,410)       (3,288)
  Proceeds from sale of property, plant, and equipment                  16           432
                                                                  --------      --------
          Net cash used in investing activities                    (19,394)       (2,856)
                                                                  --------      --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net proceeds from (repayments on) notes payable                    2,663        (1,328)
  Repayment on long-term debt                                         (492)         (466)
  Proceeds from issuance of common stock                             7,124         1,101
                                                                  --------      --------
          Net cash provided by (used in) financing activities        9,295          (693)
                                                                  --------      --------
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (444)          718
                                                                  --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (14,526)       (1,771)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      35,464        14,622
                                                                  --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 20,938      $ 12,851
                                                                  ========      ========











     See accompanying notes to condensed consolidated financial statements.

                           COLUMBIA SPORTSWEAR COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the "Company") and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2001, and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2.  INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories consist of the following (in thousands):

                            June 30, 2001       December 31, 2000
                            -------------       -----------------
Raw materials                 $  5,599               $  4,298
Work in process                 22,870                  9,217
Finished goods                 158,475                 91,773
                              --------               --------
                              $186,944               $105,288
                              ========               ========

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income and its components, net of tax, are as follows (in thousands):

                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
                                                              ----------------------      ----------------------
                                                                2001           2000          2001          2000
                                                              --------      --------      --------      --------
Net income                                                    $  6,430      $  3,618      $ 15,038      $  6,890
Foreign currency translation adjustments                           403          (305)       (1,542)         (292)
Unrealized gain (loss) on derivative transactions
     (net of tax (expense) benefit, ($50), $0,
     $1,105 and $0, respectively)                                  (80)          195         1,773           (35)
                                                              --------      --------      --------      --------
Comprehensive income                                          $  6,753      $  3,508      $ 15,269      $  6,563
                                                              ========      ========      ========      ========

NOTE 4.  EARNINGS PER SHARE

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

There were no adjustments to net income in computing diluted earnings per share for the three and six months ended June 30, 2001 and 2000. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share is as follows (in thousands):

                                                         Three Months Ended     Six Months Ended
                                                              June 30,              June 30,
                                                         ------------------    -----------------
                                                          2001       2000       2001       2000
                                                         ------     ------     ------     ------
Weighted average common shares outstanding, used in
    computing basic earnings per share                   39,029     38,148     38,865     38,142

Effect of dilutive stock options                          1,045      1,041        945        830
                                                         ------     ------     ------     ------
Weighted-average common shares outstanding, used in
    computing diluted earnings per share                 40,074     39,189     39,810     38,972
                                                         ======     ======     ======     ======
Earnings per share of common stock:
     Basic                                               $ 0.16     $ 0.09     $ 0.39     $ 0.18
     Diluted                                             $ 0.16     $ 0.09     $ 0.38     $ 0.18

On May 2, 2001, the Company announced that the Board of Directors approved a three-for-two split of the Company's Common Stock. The additional shares were distributed on June 4, 2001, to all shareholders of record at the close of business on May 17, 2001.

The shares presented in the consolidated balance sheets as of June 30, 2001 and December 31, 2000, and the number of shares used in the computation of earnings per share in the consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, are based on the number of shares outstanding after giving effect to the June 2001 stock split.

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

                                           Three Months Ended             Six Months Ended
                                                June 30,                      June 30,
                                        ------------------------      ------------------------
                                           2001          2000           2001           2000
                                        ---------      ---------      ---------      ---------
Net sales to unrelated entities:
     United States                      $  88,029      $  71,774      $ 174,425      $ 140,675
     Canada                                 7,897          6,905         21,364         17,376
     Other International                   25,618         18,476         63,838         47,541
                                        ---------      ---------      ---------      ---------
                                        $ 121,544      $  97,155      $ 259,627      $ 205,592
                                        =========      =========      =========      =========
Income (loss) before income tax:
     United States                      $  15,290      $   5,584      $  24,454      $   7,577
     Canada                                   515            255          2,689          1,348
     Other International                      590            (54)         3,385          2,124
     Less interest and other income
         (expense) and eliminations        (5,767)           271         (5,672)           483
                                        ---------      ---------      ---------      ---------
                                        $  10,628      $   6,056      $  24,856      $  11,532
                                        =========      =========      =========      =========


                              June 30,     December 31,
                               2001           2000
                             ---------     -----------
Total assets:
     United States           $ 404,560      $ 351,270
     Canada                     27,044         31,645
     Other international        60,178         56,059
                             ---------      ---------
                               491,782        438,974

     Eliminations              (70,666)       (63,888)
                             ---------      ---------
          Total assets       $ 421,116      $ 375,086
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

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity", such financial instruments are marked-to-market with the offset to shareholders' equity and then subsequently recognized as a component of gross margin when the underlying transaction is recognized. The Company measures hedge effectiveness of foreign currency option and forward exchange contracts based on the forward price of the underlying commodity. Hedge ineffectiveness was not material during the three and six months ended June 30, 2001 and 2000.

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. SFAS 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. SFAS 142 will be effective for the Company beginning January 1, 2002. Management has evaluated the impact of the adoption of SFAS 142 and has determined that this statement will not have a material impact on the Company's financial position or results of operations.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The statements in this report concerning future financing and working capital requirements and the impact of Euro implementation on our business constitute forward-looking statements that are subject to risks and uncertainties. Many factors could cause actual results to differ materially from those projected in such forward looking statements, including risks described in our annual report on Form 10-K for the year ended December 31, 2000 under the heading "Factors That May Affect Our Business". Factors that could adversely affect future financing and working capital needs include, but are not limited to, unfavorable economic conditions, increased competitive factors (including increased competition, new product offerings by competitors and price pressures); changes in consumer preferences; unseasonable weather; an inability to increase sales to department stores or to open and operate new concept shops on favorable terms; a failure to manage growth effectively; unavailability of independent manufacturing, labor or supplies at reasonable prices; disruptions in the outerwear, sportswear and rugged footwear industries; delays or disruptions in our capital projects; and our ability to negotiate favorable terms for construction and implementation of our proposed European distribution facility. Factors that could cause the implementation of the Euro to have an adverse affect on our business include operational disruptions that could result from the systems conversion for the Euro introduction. The Company does not undertake any obligations to update this forward-looking information to conform it to changes in circumstances or expectations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.

                             Three Months Ended    Six Months Ended
                             ------------------    ----------------
                                  June 30,              June 30,
                                  --------              --------
                              2001       2000       2001       2000
                              ----       ----       ----       ----
Net sales                    100.0%     100.0%     100.0%     100.0%
Cost of sales                 56.2       55.0       56.7       56.1
                             -----      -----      -----      -----
Gross profit                  43.8       45.0       43.3       43.9
Selling, general and
    administrative            34.6       38.0       33.5       37.6
                             -----      -----      -----      -----
Income from operations         9.2        7.0        9.8        6.3
Interest expense, net          0.5        0.8        0.2        0.7
                             -----      -----      -----      -----
Income before income tax       8.7        6.2        9.6        5.6
Income tax expense             3.4        2.5        3.8        2.2
                             -----      -----      -----      -----
Net income                     5.3%       3.7%       5.8%       3.4%
                             =====      =====      =====      =====


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

NET SALES: Net sales increased 25.0% to $121.5 million for the three month period ended June 30, 2001 from $97.2 million for the comparable period in 2000. Domestic sales increased 22.6% to $88.0 million for the three month period ended June 30, 2001 from $71.8 million for the comparable period in 2000. Net international sales, excluding Canada, increased 38.4% to $25.6 million for the three month period ended June 30, 2001 from $18.5 million for the comparable period in 2000. Canadian sales increased 14.5% to $7.9 million for the three month period ended June 30, 2001 from $6.9 million for the same period in 2000. These increases were primarily attributable to increased sales of sportswear, outerwear and footwear units primarily in the United States and Europe.

GROSS PROFIT: Gross profit as a percentage of net sales was 43.8 % for the three months ended June 30, 2001 compared to 45.0% for the comparable period in 2000. The decline in gross margin was due to the decreased gross margins on increased sales of spring close-out products and the weakness of the Euro currency for the quarter ended June 30, 2001 when compared to the same period in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general, and administrative expense (SG&A) increased 13.8% to $42.0 million for the three months ended June 30, 2001 from $36.9 million for the comparable period in 2000, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales. As a percentage of sales, SG&A decreased to 34.6% for the three months ended June 30, 2001 from 38.0% for the comparable period in 2000, as we continue to utilize the existing investments in global infrastructure to support the higher level of sales.

INTEREST EXPENSE: Interest expense decreased by 23.5% for the three months ended June 30, 2001 from the comparable period in 2000. This decrease was attributable to our increased cash position for the quarter ended June 30, 2001 when compared to the same period in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

NET SALES: Net sales increased 26.3% to $259.6 million for the six month period ended June 30, 2001 from $205.6 million for the comparable period in 2000. Domestic sales increased 24.0% to $174.4 million for the six month period ended June 30, 2001 from $140.7 million for the comparable period in 2000. Net international sales, excluding Canada, increased 34.3% to $63.8 million for the six month period ended June 30, 2001 from $47.5 million for the comparable period in 2000. Canadian net sales increased 23.0% to $21.4 million for the six month period ended June 30, 2001 from $17.4 million for the comparable period in 2000. These increases were primarily attributable to increased sales of sportswear and outerwear units across all regions and footwear units in the United States and Europe.

GROSS PROFIT: Gross profit as a percentage of net sales was 43.3% for the six months ended June 30, 2001 compared to 43.9% for the comparable period in 2000. The decline in gross margin was due to the decreased gross margins on increased sales of spring close-out products and the weakness of the Euro currency for the six months ended June 30, 2001 when compared to the six months ended June 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: SG&A increased 12.4% to $86.9 million for the six months ended June 30, 2001 from $77.3 million for the comparable period in 2000, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales. As a percentage of sales, SG&A decreased to 33.5% for the six months ended June 30, 2001 from 37.6% for the comparable period in 2000 as we were able to leverage our sales growth over our fixed operating expenses.

INTEREST EXPENSE: Interest expense decreased by 54.6% for the six months ended June 30, 2001 from the comparable period in 2000. This decrease was attributable to our increased cash position for the six months ended June 30, 2001 when compared to the same period in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing funding requirements are to finance working capital and the continued growth of the business. At June 30, 2001, we had total cash equivalents of $20.9 million compared to $12.9 million at June 30, 2000. Cash used in operating activities was $4.0 million for the six months ended June 30, 2001 as compared to cash provided by operating activities of $1.1 million for the comparable period in 2000. This decrease was primarily due to an increase in inventory required to support higher sales levels partially offset by an increase in earnings and a decrease in accounts receivable.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our domestic and international operations and general corporate needs. Net cash used in investing activities was $19.4 million for the six months ended June 30, 2001 and $2.9 million for the comparable period in 2000. This increase was primarily due to expenditures related to the expansion of our domestic distribution center.

Cash provided by financing activities was $9.3 million for the six months ended June 30, 2001 compared to cash used in financing activities of $0.7 million for the comparable period in 2000. The increase in net cash provided by financing activities was primarily due to proceeds from issuance of common stock.

To fund our working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $35 to $75 million, of which $10 million to $50 million is committed. As of June 30, 2001, $24.4 million was outstanding under these lines of credit. Additionally, we maintain credit agreements in order to provide us with unsecured import lines of credit with a combined limit of approximately $215 million available for issuing documentary letters of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by our domestic operations.

We have recently announced capital expenditures to support our continued growth, including the expansion of our United States distribution center, remodeling of our recently purchased corporate headquarters and construction of a European distribution facility. We anticipate the capital expenditures associated with these projects, as well as our maintenance capital, will be approximately $40 million in 2001 and will be funded by existing cash and cash provided by operations. However, if the need for additional financing arises, our ability to obtain additional credit facilities will depend on prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions.

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

The introduction of the Euro is a significant event with potential implications for our existing operations within the participating countries. As such, we have committed resources to conduct risk assessments and to take corrective actions, where required, to ensure that we are prepared for the introduction of the Euro. Progress regarding Euro implementation is reported regularly to management.

We have not experienced any significant operational disruptions to date and at this time do not expect the continued implementation of the Euro to cause any significant operational disruptions. In addition, we have not incurred and do not expect to incur any significant costs from the continued implementation of the Euro, including any additional currency risk, which could materially affect our liquidity or capital resources.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in the Company's Annual Report on Form 10-K for the fiscal year ended
December 31, 2000.

PART II.  OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on May 17, 2001 where the following matters were submitted to a vote of shareholders, with the results as follows:

1. Election of seven directors to serve for the following year and until their successors are elected:

                                   For                        Withheld
--------------------------------------------------------------------------------
Gertrude Boyle                  24,145,837                    210,694
Timothy Boyle                   24,146,026                    210,505
Sarah Bany                      23,868,270                    488,261
Murrey Albers                   24,145,926                    210,605
Edward George                   24,145,876                    210,655
Walter Klenz                    24,145,376                    211,155
John Stanton                    24,145,926                    210,605


2. Approval of the amendment to the Company's 1997 Stock Incentive Plan. The shareholders adopted, by the votes indicated below, an amendment to the 1997 Stock Incentive Plan to increase the number of shares authorized for issuance to
5.4 million and to make certain technical modifications to the Plan:

            For                       Against                   Abstentions
--------------------------------------------------------------------------------
     21,992,459                     2,351,683                        12,389


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1   The 1997 Stock Incentive Plan, as amended.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLUMBIA SPORTSWEAR COMPANY

Date:       8/14/01                         /s/ PATRICK D. ANDERSON
      ------------------------              ------------------------------------
                                            Patrick D. Anderson
                                            Chief Financial Officer and
                                            Authorized Officer