Form 10-Q
period 2001-09-30
COLUMBIA SPORTSWEAR CO
filed 2001-11-14
CIK 1050797

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   September 30, 2001
                                       ------------------
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
      OF 1934

         For the transition period from ______________ to ______________




                           COLUMBIA SPORTSWEAR COMPANY
             (Exact name of registrant as specified in its charter)


           Oregon                       0-23939                93-0498284
--------------------------------------------------------------------------------
(State or other jurisdiction of     (Commission File          (IRS Employer
 incorporation or organization)          Number)          Identification Number)


 14375 Northwest Science Park Drive  Portland, Oregon               97229
--------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)


                                 (503) 985-4000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                   6600 North Baltimore Portland, Oregon 97203
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


The number of shares of Common Stock outstanding on October 31, 2001, was 39,247,505.

                           COLUMBIA SPORTSWEAR COMPANY

                               SEPTEMBER 30, 2001


                               INDEX TO FORM 10-Q


                                                                                              PAGE NO.
PART I.   FINANCIAL INFORMATION

     ITEM 1 -  Financial Statements - Columbia Sportswear Company (Unaudited)

          Condensed Consolidated Balance Sheets ........................................          2

          Condensed Consolidated Statements of Operations ..............................          3

          Condensed Consolidated Statements of Cash Flows ..............................          4

          Notes to Condensed Consolidated Financial Statements .........................          5

     ITEM 2 -  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................................          8

     ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk ...............         11

PART II.  OTHER INFORMATION

     ITEM 6 - Exhibits and Reports on Form 8-K .........................................         12

     SIGNATURES ........................................................................         13

ITEM 1 - FINANCIAL STATEMENTS


                           COLUMBIA SPORTSWEAR COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                               ------------------   -----------------
                                  ASSETS

Current Assets:
  Cash and cash equivalents                                        $   9,968            $  35,464
  Accounts receivable, net of allowance of $7,586 and
    $5,826, respectively                                             260,707              129,539
  Inventories (Note 2)                                               161,154              105,288
  Deferred tax asset                                                  13,729               13,347
  Prepaid expenses and other current assets                            4,282                5,610
                                                                   ---------            ---------
    Total current assets                                             449,840              289,248

Property, plant, and equipment, net                                   95,091               76,662
Intangibles and other assets                                           8,368                9,176
                                                                   ---------            ---------
    Total assets                                                   $ 553,299            $ 375,086
                                                                   =========            =========


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                    $  75,377            $  23,987
  Accounts payable                                                    53,283               45,047
  Accrued liabilities                                                 34,472               28,294
  Income taxes payable                                                27,258                    -
  Current portion of long-term debt                                    4,853                  308
                                                                   ---------            ---------
    Total current liabilities                                        195,243               97,636

Long-term debt                                                        25,483               26,000
Deferred tax liability                                                 3,829                2,461
                                                                   ---------            ---------
    Total liabilities                                                224,555              126,097

Commitments and contingencies                                              -                    -

Shareholders' Equity:
  Preferred stock; 10,000 shares authorized; none
    issued and outstanding                                                 -                    -
  Common stock; 50,000 shares authorized; 39,245 and
    38,564 issued and outstanding                                    148,046              133,736
  Retained earnings                                                  188,515              123,901
  Accumulated other comprehensive loss                                (5,601)              (5,920)
  Unearned portion of restricted stock issued for future
       services                                                       (2,216)              (2,728)
                                                                   ---------            ---------
    Total shareholders' equity                                       328,744              248,989
                                                                   ---------            ---------
    Total liabilities and shareholders' equity                     $ 553,299            $ 375,086
                                                                   =========            =========


     See accompanying notes to condensed consolidated financial statements.

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                           ----------------------      ----------------------
                                             2001          2000          2001          2000
                                           --------      --------      --------      --------
Net sales                                  $305,630      $247,346      $565,257      $452,938
Cost of sales                               158,985       131,179       306,222       246,504
                                           --------      --------      --------      --------

Gross profit                                146,645       116,167       259,035       206,434
Selling, general, and administrative         64,480        55,362       151,368       132,673
                                           --------      --------      --------      --------

Income from operations                       82,165        60,805       107,667        73,761
Interest expense, net                         1,097         1,413         1,743         2,837
                                           --------      --------      --------      --------

Income before income tax                     81,068        59,392       105,924        70,924
Income tax expense                           31,492        21,174        41,310        25,816
                                           --------      --------      --------      --------

Net income (Note 3)                        $ 49,576      $ 38,218      $ 64,614      $ 45,108
                                           ========      ========      ========      ========

Earnings per share (Note 4):
  Basic                                    $   1.26      $   1.00      $   1.66      $   1.17
  Diluted                                  $   1.24      $   0.96      $   1.62      $   1.14
Weighted average shares outstanding:
  Basic                                      39,207        38,405        38,980        38,394
  Diluted                                    40,093        39,821        39,881        39,417



     See accompanying notes to condensed consolidated financial statements.

                           COLUMBIA SPORTSWEAR COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                      --------------------------------
                                                                            2001            2000
                                                                         ---------       ---------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                                             $  64,614       $  45,108
  Adjustments to reconcile net income to net cash provided by (used
  in) operating activities:
      Depreciation and amortization                                         11,847          10,048
      Non-cash compensation                                                    512             511
      Loss (gain) on disposal of property, plant, and equipment                 93            (318)
      Deferred income taxes                                                    956             494
      Changes in operating assets and liabilities:
        Accounts receivable                                               (133,465)       (103,954)
        Inventories                                                        (56,951)        (35,879)
        Prepaid expenses and other current assets                            1,292          (1,859)
        Intangibles and other assets                                            97              57
        Accounts payable                                                    12,170          21,030
        Accrued liabilities                                                  6,455          13,848
        Income taxes payable                                                32,753          12,820
                                                                         ---------       ---------
          Net cash used in operating activities                            (59,627)        (38,094)
                                                                         ---------       ---------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                              (29,678)         (5,390)
  Proceeds from sale of property, plant, and equipment                          33             432
  Purchase of trademarks                                                        --          (7,967)
                                                                         ---------       ---------
          Net cash used in investing activities                            (29,645)        (12,925)
                                                                         ---------       ---------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net proceeds from notes payable                                           52,446          44,718
  Proceeds from long-term debt                                               4,511               -
  Repayment on long-term debt                                                 (576)           (537)
  Proceeds from issuance of common stock                                     7,730           3,524
                                                                         ---------       ---------
          Net cash provided by financing activities                         64,111          47,705
                                                                         ---------       ---------
NET EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (335)           (656)
                                                                         ---------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (25,496)         (3,970)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              35,464          14,622
                                                                         ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   9,968       $  10,652
                                                                         =========       =========



     See accompanying notes to condensed consolidated financial statements.

                           COLUMBIA SPORTSWEAR COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the "Company") and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2.  INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories consist of the following (in thousands):

                               September 30, 2001    December 31, 2000
                               ------------------    -----------------
Raw materials                      $  5,633              $  4,298
Work in process                       5,413                 9,217
Finished goods                      150,108                91,773
                                   --------              --------
                                   $161,154              $105,288
                                   ========              ========

NOTE 3. COMPREHENSIVE INCOME

Comprehensive income and its components, net of tax, are as follows (in thousands):



                                                                           Three Months Ended            Nine months Ended
                                                                              September 30,                September 30,
                                                                         -----------------------       -----------------------
                                                                           2001           2000           2001           2000
                                                                         --------       --------       --------       --------

 Net income                                                              $ 49,576       $ 38,218       $ 64,614       $ 45,108
Foreign currency translation adjustments                                      134         (1,160)        (1,408)        (1,452)
Unrealized gain (loss) on derivative transactions (net of
     tax (expense) benefit, $28, $0, ($1,077) and $0, respectively)           (46)           307          1,727            272
                                                                         --------       --------       --------       --------
Comprehensive income                                                     $ 49,664       $ 37,365       $ 64,933       $ 43,928
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

There were no adjustments to net income in computing diluted earnings per share for the three and nine months ended September 30, 2001 and 2000. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share is as follows (in thousands):

                                                              Three Months Ended         Nine months Ended
                                                                 September 30,             September 30,
                                                           -----------------------     -----------------------
                                                             2001          2000          2001          2000
                                                           --------      --------      --------      --------

Weighted  average common shares outstanding, used in
   computing basic earnings per share                       39,207        38,405        38,980        38,394

Effect of dilutive stock options                               886         1,416           901         1,023
                                                            ------        ------        ------        ------

Weighted-average common shares outstanding, used in
   computing diluted earnings per share                     40,093        39,821        39,881        39,417
                                                            ======        ======        ======        ======

Earnings per share of common stock:
     Basic                                                  $ 1.26        $ 1.00        $ 1.66        $ 1.17
     Diluted                                                $ 1.24        $ 0.96        $ 1.62        $ 1.14

Options to purchase an additional 34 and 0 shares of common stock were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

On May 2, 2001, the Company announced that the Board of Directors approved a three-for-two split of the Company's common stock. The additional shares were distributed on June 4, 2001, to all shareholders of record at the close of business on May 17, 2001.

The shares presented in the consolidated balance sheets as of September 30, 2001 and December 31, 2000 and the number of shares used in the computation of earnings per share in the consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, are based on the number of shares outstanding after giving effect to the June 2001 stock split.

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

                                                        Three Months Ended        Nine months Ended
                                                           September 30,            September 30,
                                                       --------------------     -----------------------
                                                         2001        2000          2001         2000
                                                      ---------    --------     ---------    ----------
Net sales to unrelated entities:
     United States                                    $ 224,142    $182,046     $ 398,567    $  322,721
     Canada                                              35,800      30,766        57,164        48,142
     Other International                                 45,688      34,534       109,526        82,075
                                                      ---------    --------     ---------    ----------
                                                      $ 305,630    $247,346     $ 565,257    $  452,938
                                                      =========    ========     =========    ==========

Income before income tax:
     United States                                    $  67,623    $ 50,934     $  92,077    $   58,511
     Canada                                               9,036       8,256        11,725         9,604
     Other International                                  4,573       2,322         7,958         4,446
     Less interest and other income
         (expense) and eliminations                       (164)     (2,120)       (5,836)       (1,637)
                                                      ---------    --------     ---------    ----------
                                                      $  81,068    $ 59,392     $ 105,924    $   70,924
                                                      =========    ========     =========    ==========


                               September 30,     December 31,
                                   2001              2000
                               ------------      ------------
Total assets:
   United States                $ 497,555         $ 351,270
   Canada                          54,560            31,645
   Other international             82,810            56,059
                                ---------         ---------
                                  634,925           438,974

   Eliminations                   (81,626)          (63,888)
                                ---------         ---------
          Total assets          $ 553,299         $ 375,086
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

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity", as amended, such financial instruments are marked-to-market with the offset to shareholders' equity and then subsequently recognized as a component of gross margin when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2001 and 2000.

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and certain intangible assets and instead sets forth methods to periodically evaluate goodwill for impairment. SFAS 142 will be effective for the Company beginning January 1, 2002. Management has evaluated the impact of the adoption of SFAS 142 and has determined that this standard will not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business." The provisions of this statement are effective beginning with fiscal years starting after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The statements in this report concerning future financing and working capital requirements and the impact of Euro implementation on our business constitute forward-looking statements that are subject to risks and uncertainties. Many factors could cause actual results to differ materially from those projected in such forward looking statements, including risks described in our annual report on Form 10-K for the year ended December 31, 2000 under the heading "Factors That May Affect Our Business". Factors that could adversely affect future financing and working capital needs include, but are not limited to, unfavorable economic conditions, a decline in consumer confidence; the financial health of our customers; disruptions or other effects related to terrorism and acts of war (including shipping disruptions, the costs of increased security measures, changes in consumer behavior, and more unpredictable retail, planning and sourcing environment); increased competitive factors (including increased competition, new product offerings by competitors and price pressures); changes in consumer preferences; unseasonable weather (for example, warmer than average winter seasons and colder than average spring seasons); an inability to increase sales to department stores or to open and operate new concept shops on favorable terms; a failure to manage growth effectively; unavailability of independent manufacturing, labor or supplies at reasonable prices; disruptions in the outerwear, sportswear and rugged footwear industries; delays or disruptions in our capital projects, particularly our proposed European distribution facility; and our ability to negotiate favorable terms for construction and implementation of our proposed European distribution facility. Factors that could cause the implementation of the Euro to have an adverse affect on our business include operational disruptions that could result from the systems conversion for the Euro introduction. The Company does not undertake any obligations to update this forward-looking information to conform it to changes in circumstances or expectations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.


                                                                   Three Months Ended       Nine months Ended
                                                                     September 30,             September 30,
                                                                  --------------------      ------------------
                                                                   2001          2000        2001        2000
                                                                  ------        ------      ------      ------

Net sales                                                          100.0%        100.0%      100.0%      100.0%
Cost of sales                                                       52.0          53.0        54.2        54.4
                                                                  ------        ------      ------      ------
Gross profit                                                        48.0          47.0        45.8        45.6
Selling, general and administrative                                 21.1          22.4        26.8        29.3
                                                                  ------        ------      ------      ------
Income from operations                                              26.9          24.6        19.0        16.3
Interest expense, net                                                0.4           0.6         0.3         0.6
                                                                  ------        ------      ------      ------
Income before income tax                                            26.5          24.0        18.7        15.7
Income tax expense                                                  10.3           8.6         7.3         5.7
                                                                  ------        ------      ------      ------
Net income                                                          16.2%         15.4%       11.4%       10.0%
                                                                  ======        ======      ======      ======


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES: Net sales increased 23.6% to $305.6 million for the three month period ended September 30, 2001 from $247.3 million for the comparable period in 2000. Domestic sales increased 23.1% to $224.1 million for the three month period ended September 30, 2001 from $182.0 million for the comparable period in 2000. Net international sales, excluding Canada, increased 32.5% to $45.7 million for the three month period ended September 30, 2001 from $34.5 million for the comparable period in 2000. Canadian sales increased 16.2% to $35.8 million for the three month period ended September 30, 2001 from $30.8 million for the same period in 2000. These increases were primarily attributable to increased sales of outerwear units primarily in the United States and Europe as well as increased sales of footwear units primarily in the United States and Canada.

GROSS PROFIT: Gross profit as a percentage of net sales was 48.0% for the three months ended September 30, 2001 compared to 47.0% for the comparable period in 2000. The increase in gross margin was the result of several factors including reduced impact of currency fluctuation when compared to the same quarter last year, the timely receipt of goods from the factories, and minimal off-priced selling during the three month period ended September 30, 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general, and administrative expense (SG&A) increased 16.4% to $64.5 million for the three months ended September 30, 2001 from $55.4 million for the comparable period in 2000, primarily due to an increase in variable selling and operating expenses to support the higher level of sales. As a percentage of sales, SG&A decreased to 21.1% for the three months ended September 30, 2001 from 22.4% for the comparable period in 2000, as we continue to leverage the existing investments in global infrastructure and maintain prudent cost control measures given the current economic environment.

INTEREST EXPENSE: Interest expense decreased by 22.3% for the three months ended September 30, 2001 from the comparable period in 2000. This decrease was attributable to decreased borrowings during the quarter ended September 30, 2001 when compared to the same period in 2000.

INCOME TAX EXPENSE: The provision for income taxes was $31.5 million and $21.2 million for the three months ended September 30, 2001 and 2000, respectively. The provision for income taxes, as a percentage of pre-tax income was 38.8% and 35.7% for the three months ended September 30, 2001 and 2000, respectively. We expect the provision for income taxes, as a percentage of pre-tax income to be 39.0% for the fiscal year ending December 31, 2001. The lower tax rate in 2000 was due primarily to the utilization of non-recurring foreign tax credits.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

NET SALES: Net sales increased 24.8% to $565.3 million for the nine month period ended September 30, 2001 from $452.9 million for the comparable period in 2000. Domestic sales increased 23.5% to $398.6 million for the nine month period ended September 30, 2001 from $322.7 million for the comparable period in 2000. Net international sales, excluding Canada, increased 33.4% to $109.5 million for the nine month period ended September 30, 2001 from $82.1 million for the comparable period in 2000. Canadian net sales increased 18.9% to $57.2 million for the nine month period ended September 30, 2001 from $48.1 million for the comparable period in 2000. These increases were primarily attributable to increased sales of outerwear, sportswear and footwear units in the United States, Europe and Canada.

GROSS PROFIT: Gross profit as a percentage of net sales was 45.8% for the nine months ended September 30, 2001 compared to 45.6% for the comparable period in 2000. The increase in gross margin was due to the reduced impact of currency fluctuation for the nine month period ending September 30, 2001 when compared to the same period in 2000, offset by the decrease in gross margins on increased sales of spring close-out products for the six month period ending June 30, 2001 when compared to the same period in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: SG&A increased 14.1% to $151.4 million for the nine months ended September 30, 2001 from $132.7 million for the comparable period in 2000, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales. As a percentage of sales, SG&A decreased to 26.8% for the nine months ended September 30, 2001 from 29.3% for the comparable period in 2000 as we were able to leverage our sales growth over our fixed operating expenses.

INTEREST EXPENSE: Interest expense decreased by 38.6% for the nine months ended September 30, 2001 from the comparable period in 2000. This decrease was attributable to decreased borrowings as well as an overall reduction in the short-term rates during the nine months ended September 30, 2001 when compared to the same period in 2000.

INCOME TAX EXPENSE: The provision for income taxes was $41.3 million and $25.8 million for the nine months ended September 30, 2001 and 2000, respectively. The provision for income taxes, as a percentage of pre-tax income was 39.0% and 36.4% for the nine months ended September 30, 2001 and 2000, respectively. We expect the provision for income taxes, as a percentage of pre-tax income to be 39.0% for the fiscal year ending December 31, 2001. The lower tax rate in 2000 was due primarily to the utilization of non-recurring foreign tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary ongoing funding requirements are to finance working capital and the continued growth of the business. At September 30, 2001, we had total cash equivalents of $10.0 million compared to $10.7 million at September 30, 2000. Cash used in operating activities was $59.6 million for the nine months ended September 30, 2001 and $38.1 million for the comparable period in 2000. This increase was primarily due to an increase in accounts receivable and inventories required to support the higher sales levels partially offset by an increase in earnings.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our domestic and international operations and general corporate needs. Net cash used in investing activities was $29.6 million for the nine months ended September 30, 2001 and $12.9 million for the comparable period in 2000. This increase was primarily due to expenditures related to the expansion of our domestic distribution center and improvements to our recently purchased Corporate Headquarters.

Cash provided by financing activities was $64.1 million for the nine months ended September 30, 2001 and $47.7 million for the comparable period in 2000. The increase in net cash provided by financing activities was due to proceeds from the increase in borrowings relating to inventory purchases.

To fund our working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $35 to $75 million, of which $10 million to $50 million is committed. As of September 30, 2001, $31.8 million was outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by our domestic operations.

Additionally, we maintain credit agreements in order to provide us with unsecured import lines of credit with a combined limit of approximately $175 million available for issuing documentary letters of credit. As set forth in the terms of the agreement with Nissho Iwai American Corporation, our agreement dated October 1, 1998 was allowed to expire on September 30, 2001. Nissho Iwai American Corporation will continue to provide import and related financing services through the first fiscal quarter of 2002. We have an initial agreement with a major financial institution to provide unsecured import lines of credit for future inventory purchases which will be finalized prior to December 31, 2001.

We have recently announced capital expenditures to support our continued growth, including the expansion of our domestic distribution center, remodeling of our recently purchased corporate headquarters and construction of a European distribution facility. We anticipate the capital expenditures associated with these projects, as well as our maintenance capital, will be approximately $40 million in 2001 and will be funded by existing cash and cash provided by operations. However, if the need for additional financing arises, our ability to obtain additional credit facilities will depend on prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions.

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




                                      COLUMBIA SPORTSWEAR COMPANY

Date: 11/14/01                          /s/ Patrick D. Anderson
      --------                          -----------------------
                                        Patrick D. Anderson
                                          Chief Financial Officer and
                                          Authorized Officer