Form 10-K
period 2001-12-31
COLUMBIA SPORTSWEAR CO
filed 2002-03-29
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT OF 1934

For the transition period from                 to

COLUMBIA SPORTSWEAR COMPANY

(Exact name of registrant as specified in its charter)

Oregon	0-23939	93-0498284
(State or other jurisdiction of	(Commission File	(IRS Employer
incorporation or organization)	Number)	Identification Number)

14375 NW Science Park Drive, Portland, Oregon (Address of principal executive offices)	97229 (Zip Code)

(503) 985-4000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.     ☐

      The aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 28, 2002, was $399,638,000 based upon the last reported sale price of the Company’s Common Stock as reported by the Nasdaq National Market System.

      The number of shares of Common Stock outstanding on February 28, 2002, was 39,313,401.

      Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed with the Commission within 120 days of December 31, 2001.

COLUMBIA SPORTSWEAR COMPANY

December 31, 2001

i

PART I

Item 1. Business

General

      Founded in 1938 in Portland, Oregon, Columbia Sportswear Company® is a global leader in design, sourcing, marketing and distribution of active outdoor apparel and footwear, with operations in North America, Europe and Asia. As one of the largest outerwear companies in the world and the leading seller of skiwear in the United States, we have developed an international reputation across an expanding product line for quality, performance, functionality and value. We believe our award-winning advertising campaign effectively positions the Columbia® brand as active, outdoor, authentic and distinctly American.

      Since 1938 we have grown from a small family-owned, regional hat distributor to a global leader in the active outdoor apparel and footwear industries. Known for durability and dependability at a reasonable price, we leveraged Columbia’s brand awareness in the 1990s by expanding into related merchandise categories and developing our “head-to-toe” outfitting concept. In 1998 we completed an initial public offering of our common stock. During 2001, we distributed our products to approximately 10,000 retailers in over 40 countries.

      In September 2000 we added another internationally known brand to our business, acquiring the Sorel trademark and associated intellectual property through a Canadian bankruptcy proceeding for approximately $8 million in cash. We believe that Sorel®, a brand associated with quality cold weather boots for roughly four decades, complements our existing product offering, enhances our growth opportunities in footwear, and opens the door to distribution channels where we have not previously sold Columbia brand products.

      On May 2, 2001, the Company announced that the Board of Directors approved a three-for-two split of the Company’s Common Stock. 13,063,000 shares of Common Stock were distributed on June 4, 2001, to all shareholders of record at the close of business on May 17, 2001. All shares of common stock presented and the number of shares used in the computation of earnings per share have been restated to reflect the three-for-two stock split.

      Our business is subject to many risks and uncertainties that could materially adversely affect our financial condition, results of operations and stock price. For a description of some of these risks and uncertainties, we encourage you to read “Factors That May Affect Our Business and Our Common Stock” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Products

      We group our merchandise into four principal categories — (1) outerwear, (2) sportswear, (3) rugged footwear and (4) related accessories. The durability, functionality and affordability of our products make them ideal for use in a wide range of outdoor activities, including skiing, snowboarding, hunting, fishing and hiking, as well as for casual wear. Across all of our product lines, we bring a commitment to innovative, functional product design and a reputation for durable, high quality materials and construction. We believe our broad range of competitively priced merchandise offers consumers one of the best price-value equations in the outdoor apparel and footwear industries.

      We believe the Columbia brand represents a differentiated active, outdoor, authentic, value-oriented and distinctly American image. We design our products to reinforce this image. In both the design and production phases, we focus our efforts on the development of popular, higher volume products at moderate price points. Our attention to technical details such as pockets that double as vents, double storm flaps over zippers and “gutters” that facilitate water run-off, as well as the use of special technical materials, contribute to the authenticity and functionality of our entire selection of merchandise.

      The following table shows the approximate percentage of sales attributable to each of our principal product categories during the last three fiscal years.

	2001	2000	1999

Outerwear	51.7%	52.5%	54.9%
Sportswear	29.9	33.0	31.7
Footwear	13.9	11.2	9.4
Accessories	4.5	3.3	4.0

Total	100.0%	100.0%	100.0%

     Outerwear

      Outerwear is our most established product category. It is designed to protect the wearer from inclement weather in everyday use and in a variety of outdoor activities, including skiing, snowboarding, hiking, hunting and fishing. Many of our jackets incorporate our popular Columbia Interchange System®, which was introduced in 1983 and features a 3- or 4-jackets-in-1 design. Jackets incorporating the Interchange System typically combine a durable, nylon outershell with a removable, zip-out liner. The outershell and the liner may be worn separately or together. This layering approach provides the wearer with a jacket for all seasons and weather conditions at a reasonable price.

      Our skiwear line is the best selling brand of skiwear in the United States and includes products such as parkas, vests, ski pants and pullovers.

      Our line of snowboard apparel, which carries the Convert® label, is another important component of the outerwear category. We were one of the first companies to identify and react to the rapid emergence of snowboarding as a popular sport, and as a result, our Convert line is now one of the top selling brands of snowboard apparel in the United States.

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

     Sportswear

      In 1993 we targeted sportswear as a growth opportunity. Building on a foundation of authentic fishing and hunting shirts, we expanded our sportswear product offering, which resulted in sportswear sales accounting for approximately 29.9% of our net sales for 2001.

      Our sportswear line is made up of outdoor sportswear and GRT®(Gear for Rugged Trekking, Travel and Training).

      The outdoor sportswear product line, consisting primarily of hiking shorts, water sport trunks, fleece and pile products, sweaters, chinos, knit shirts, woven shirts, sweats, and jeans, appeals both to the serious outdoorsman and the more casual wearer who wants to project an outdoor image.

      For the consumer interested in training, trekking and adventure travel, our GRT line of active outdoor performance apparel offers a line of lightweight products, many of which incorporate our Omni-Dry® system of moisture management.

      Sportswear products are designed to be sold alongside our outerwear and rugged footwear products as part of our unified “head-to-toe” outfitting concept. Although the majority of our sportswear sales are to sporting goods and specialty outdoor stores, department stores are becoming an increasingly important part of the distribution chain.

     Rugged Footwear

      We introduced rugged footwear in 1993. This category consists of both fall and spring seasonal outdoor footwear for adults and youth as well as cold weather, hiking/trail and rugged comfort styles. Many feature innovative technical designs that incorporate waterproof/breathable constructions, thermal insulation, advanced cushioning systems and high abrasion, slip-resistant outsoles. Rugged footwear as a percentage of our consolidated net sales has increased from approximately 2.9% in 1994 to approximately 13.9% in 2001. We believe the market for rugged footwear represents a substantial growth opportunity.

      Our acquisition of the Sorel® trademark rights, associated brand names and other related intellectual property rights in September 2000 opens up potential opportunities for us in the footwear category. The prior owner of the Sorel brand, William H. Kaufman, Inc., filed for bankruptcy in 2000 allowing us the chance to acquire and rejuvenate an existing brand known for cold weather footwear for over forty years. We offered classic Sorel styles for fall 2001 as well as a line of special make products for some larger retailers. Sorel styles are being offered to current Columbia customers as well as to dealers who do not presently sell the Columbia footwear line.

     Accessories

      We also produce a line of accessories that includes hats, caps, scarves, gloves, mittens and headbands to complement our outerwear and sportswear lines.

Licensing

      In June of 1999 we announced a strategy to build brand awareness by licensing our trademarks across a range of categories that complement our current offerings. We have since signed eleven licensing agreements, including North American agreements for Columbia brand casual and outdoor socks, packs and adventure travel bags, small personal leather goods and accessories, thermal tops and bottoms, shoe care products, watches and sports knives. We also entered into a global agreement for Columbia brand eyewear and a European license for socks. Our United States sock licensee began shipping during fall 2000 in the North American market with the European sock license starting shipments in spring 2002. The packs and adventure travel bags and small personal leather goods were available beginning in spring 2001, while the watches are scheduled to start shipping in spring 2002 and the thermal tops and bottoms and shoe care products are scheduled to begin shipping in fall 2002. Our eyewear and knives licensees are scheduled to begin shipping in spring 2003. In addition, in 2002 we are testing the market for tents and sleeping bags through a limited license involving one retail chain. In connection with the Sorel acquisition, we acquired a number of Sorel brand licensing agreements, including a license for shoe care products in North America and for outerwear, bags and other products in Japan.

Advertising, Marketing, and Promotion

      Our creative and award-winning print and broadcast advertising campaigns have built brand awareness and have helped to highlight the strengths of our product line among consumers. The humorous advertisements feature Chairman Gertrude Boyle as an overbearing taskmaster — “one tough mother” — who demands high quality standards for our products. The advertisements, which often include witty dialogue between “Mother Boyle” and her son Tim, Columbia’s President and Chief Executive Officer, remind consumers of our long history of providing authentic outdoor apparel with exceptional value and help to create the image of a distinctly American brand.

      One of our growth strategies is to increase the productivity of our existing customers by expanding the number of concept shops, focus areas and brand enhancement systems at customer retail locations. Concept shops and focus areas, which promote a consistent brand image, are located within the stores of our customers and are dedicated exclusively to selling our merchandise on a year-round basis. On a smaller scale, brand enhancement systems which include signage and fixtures that prominently display consolidated groupings of Columbia merchandise offer similar benefits.

Inventory Management

      From the time of initial order through production, distribution and delivery, we manage our inventory in an effort to reduce risk. Our inventory management systems coupled with our enterprise-wide information system have enhanced our ability to manage our inventories by providing detailed inventory status from the time of initial factory order through shipment to our retail customers.

      Additionally, through the use of incentive discounts we encourage early purchases by our customers to promote effective inventory management. We provide our customers with staggered delivery times through the spring and fall seasons, which also permits us and our customers to manage inventories effectively and thereby diminish the likelihood of closeout sales. Through our efforts to match our purchases of inventory to the receipt of customer orders, we believe we are able to reduce the risk of overcommitting to inventory purchases. This helps us avoid significant unplanned inventory build-ups and minimizes working capital requirements. This strategy, however, does not eliminate inventory risk entirely as we build a nominal amount of speculative inventory into our business model. Additionally, customer orders are subject to cancellation prior to shipment.

Product Design

      Our experienced in-house merchandising and design teams work closely with internal sales and production teams as well as with retailers and consumers to produce products which are designed primarily for functionality and durability.

      We also engineer technical garments with special performance features. Our outerwear features include Columbia’s Interchange System®, Radial Venting SystemTM, Radial SleeveTM, Stretch Panels, the performance storm hood, and packable and reversible options. The GRT® line offers the Radial Leg GussetTM, GRT VentingTM, Convertible Sleeve Tab, and convertible and packable garments. In Footwear we have features such as Quadensity® and our Hunting and Fishing garments have such features as the Columbia Comfort SystemTM, the PFG Venting SystemTM, and our Quarpel Thread TechnologyTM.

      We distinguish ourselves by designing clothing that performs well in a wide range of weather conditions and for a variety of outdoor activities. To accomplish this we carefully choose the appropriate fabric or insulation for each garment. Those selected obtain optimum performance characteristics such as waterproofness, breathability, weight, durability, and wicking ability. For our outerwear collections we feature our premier waterproof/breathable Omni-Tech® technology. Three different levels are offered to meet different needs of waterproofness, breathability, and protection. In our GRT line we feature Omni-Dry® which is our high-performance moisture-management technology which renders superior results in a variety of conditions. Our footwear line features Omni-Grip® traction technology which is a specially formulated sticky rubber compound to allow superior traction as well as stability on wet and dry surfaces.

      We feel that these technical innovations and product features provide versatility, comfort and value to our consumers.

Sourcing and Manufacturing

      Our apparel and footwear products are produced by independent manufacturers selected, monitored and coordinated by regional Columbia employees to assure conformity to strict quality standards. We believe the use of these independent manufacturers increases production capacity and flexibility and reduces our costs.

      Unlike many apparel companies, we use few independent agents in our sourcing activities. We maintain 15 sourcing and quality control offices in the Far East, each staffed by Columbia employees and managed by personnel native to the region. Personnel in these offices direct sourcing activities, help to ensure quality control and assist with the monitoring and coordination of overseas shipments. Final pricing for all orders, however, is approved by personnel from our U.S. headquarters. We believe Columbia personnel in the Far East, who are focused narrowly on our interests, are more responsive to our needs than independent agents would be and are more likely to build long-term relationships with key vendors. We believe these relationships enhance our access to raw materials and factory capacity at more favorable prices.

      For 2001 we sourced approximately 97% (by dollar volume) of our products outside the United States, principally in the Far East. We monitor the selection of independent factories to ensure that no single manufacturer or country is responsible for manufacturing a disproportionate amount of our merchandise.

      We believe the use of independent manufacturers, in conjunction with the use of Columbia sourcing personnel rather than agents, increases our production flexibility and capacity and allows us to maintain control over critical aspects of the sourcing process. Our approach also enables us to substantially limit our capital expenditures and avoid costs associated with managing a large production work force. We do not have formal arrangements with most of our contractors or suppliers other than through purchase orders. However, we believe our relationships with our contractors and suppliers are excellent and that the long-term, reliable and cooperative relationships that we have with many of our vendors provide us a competitive advantage over other apparel distributors.

      By having Columbia employees in regions where we source our products, we enhance our ability to monitor factories to ensure their compliance with Columbia’s Standards of Manufacturing Practices. Our policies require every factory to comply with a code of conduct relating to factory working conditions and the treatment of workers involved in the production of Columbia brand products.

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

      Independent manufacturers generally produce our apparel using one of two principal methods. In the first method, the manufacturer purchases the raw materials needed to produce the garment from suppliers we approve, at prices and on terms negotiated by either that manufacturer or ourselves. A substantial portion of our merchandise is manufactured under this arrangement. In the second, sometimes referred to as “cut, make, pack, and quota” and used principally for production in China, we directly purchase the raw materials from suppliers, assure that the independent manufacturers have the necessary availability of import quotas, and ship the materials in a “kit,” together with patterns, samples, and most other necessary items, to the independent manufacturer to produce the finished garment. While this second arrangement advances the timing for inventory purchases and exposes us to additional risks before a garment is manufactured, we believe it further increases our manufacturing flexibility and frequently provides us with a cost advantage over other production methods.

      We transact business on an order-by-order basis without exclusive commitments or arrangements to purchase from any single vendor. We believe, however, long term relationships with our vendors will help to assure adequate sources to produce a sufficient supply of goods in a timely manner and on satisfactory economic terms in the future.

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

      We have from time to time experienced difficulty satisfying our raw material and finished goods requirements, and any such future difficulties could adversely affect our business operations. Three major factory groups accounted for approximately 17% of our total global production for 2001. Another company produces substantially all of the zippers used in our products. However, in both instances these companies have multiple factory locations, many of which are in different countries.

Sales and Distribution

      Our products are sold to approximately 10,000 specialty and department store retailers throughout the world. Our strategy for continued growth is to focus on:

•	Enhancing the productivity of existing retailers

•	Expanding distribution in international markets

•	Further developing the existing merchandise categories

•	Increasing our penetration into the department store and specialty footwear channels.

      During the last three fiscal years, we recorded the following geographic net sales percentages of our products.

	2001	2000	1999

Net sales to unrelated entities:
United States	70.7%	71.4%	72.6%
Canada	10.4	10.3	10.7
Europe	10.6	9.6	8.8
Other international(1)	8.3	8.7	7.9

	100.0%	100.0%	100.0%

(1)	Includes direct sales to Japan, Korea and third-party distributors in Europe and elsewhere.

      See Note 14 of Notes to Consolidated Financial Statements for net sales, income before income tax, identifiable assets, interest expense, and depreciation and amortization by geographic segment.

     North America

      Approximately 45.7% of the retailers that offer our products worldwide are located in the United States and Canada. The sales in these two countries amounted to 81.1% of our total revenues for 2001. We work with 25 independent sales agencies that work with retail accounts that vary in size from single specialty store operations to the large chains made up of many stores in several locations.

      Our flagship store in Portland, Oregon is designed to create a distinctive “Columbia” environment, reinforcing the active and outdoor image of the Columbia brand. In addition, this store provides us with the ability to test new marketing and merchandising techniques. We also operate nine outlet stores in various locations throughout North America. These outlet stores are designed to sell excess and distressed inventory without adversely affecting our retail accounts.

      We inspect, sort, pack and ship substantially all of our products to United States retailers from our Rivergate Distribution Center located in Portland, Oregon, consisting of approximately 850,000 square feet. This includes a newly constructed 203,000 square foot addition to the existing automated distribution center which was completed in 2001. We expect the addition to be fully integrated into the existing distribution center in 2002. We handle Canadian distribution from a leased warehouse in Strathroy, Ontario. In some instances, we arrange to have the product shipped directly from the independent manufacturers to a customer-designated facility.

     Europe

      We currently have European sales offices in France, Germany, and the United Kingdom, with our European headquarters office located in Strasbourg, France. We currently sell our products directly to approximately 3,700 retailers in Western European countries, including the United Kingdom, where we began direct sales in spring 2001. Successful marketing and sales efforts, particularly in France, Spain, Italy and Germany, resulted in net direct sales of our products in Europe of $82.3 million in 2001.

      We currently distribute our apparel and footwear products in Europe through two different distribution centers which are both located in The Netherlands and are both owned and operated by an independent logistics company. In 2001 we began construction of a new 269,000 square foot distribution facility in Cambrai, France, which we will own and operate. We anticipate that the new facility will be operational for the spring 2003 shipping season. This new facility will ultimately replace both distribution centers in The Netherlands; however, only the apparel facility will initially be replaced. This timetable, however, is subject to a number of factors, including construction of the new facility on acceptable terms, our ability to integrate a new facility with existing operations, the availability of labor, raw materials and other inputs on anticipated terms, our ability to obtain any necessary governmental approvals in a timely fashion, and uncertainties associated with doing business abroad.

     Other International

      We have distributed our products through independent distributors in Japan since the mid-1970s. In the fall of 1998, we began distributing our products directly in Japan, and during 2001 we sold our products to approximately 280 Japanese retailers. We believe that our sales approach in Japan creates an opportunity for accelerated sales growth in this region as economic conditions improve. In 1997 we began selling our products directly in South Korea. Our offices in Tokyo and Seoul coordinate sales and marketing efforts in Asia.

      In several other countries throughout the world, we sell our products to independent distributors. These distributors service retail customers in locations such as Australia, New Zealand, South America, Europe, Russia and China.

Intellectual Property

      We own many trademarks including “Columbia®,” “Columbia Sportswear Company®,” “Convert®,” “Sorel®,” “Bugaboo®,” “Bugabootoo®,” “Omni-Tech®,” “GRT®,” “Omni-Grip®,” “Columbia Interchange System®,” “Tough Mother®,” the Columbia diamond shaped logo and the Sorel polar bear. Our trademarks, many of which are registered or subject to pending applications in the United States and other nations, are used on a variety of items of apparel, footwear, and other products. We believe that our trademarks are of great value, providing the consumer with an assurance that the product being purchased is high quality and provides a good value. We also place significant value on product designs (the overall appearance and image of our products) which, as much as trademarks, distinguishes our products in the marketplace. In addition, in connection with the acquisition of the Sorel trademarks we acquired industrial designs and patents protecting some Sorel styles. We are very protective of these proprietary rights and frequently take action to prevent counterfeit reproductions or other infringing activity. In the past we have successfully resolved conflicts over proprietary rights through legal action and negotiated settlements. As we expand in market share, geographic scope and product categories, intellectual property disputes are anticipated to increase as well, making it more expensive and challenging to establish and protect our proprietary rights and to defend against claims of infringement by others.

Backlog

      We typically receive the bulk of our orders for each of the fall and spring seasons a minimum of three months prior to the date the products are shipped to customers. Generally, the orders are subject to cancellation prior to the date of shipment. At December 31, 2001, our backlog was $292.2 million, compared to $321.8 million at December 31, 2000. For a variety of reasons, including the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period. In addition, for these reasons backlog figures in one year may not be directly comparable to backlog figures in another year when measured at the same date.

Seasonality

      Our business is affected by the general seasonal trends common to the outdoor apparel industry, with sales and profits highest in the third calendar quarter. Our products are marketed on a seasonal basis, with a product mix weighted substantially toward the fall season. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The sale of our products is subject to substantial cyclical fluctuation or impact from unseasonal weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on the Company’s results of operations, cash flows and financial position.

Competition

      The active outerwear, sportswear and rugged footwear segments of the apparel industry are highly competitive and we believe this competition will increase. In addition, our licensees operate in very competitive markets (such as those for watches, adventure travel bags and hosiery). We encounter substantial competition in the active outerwear and sportswear business from, among others, The North Face, Inc., which was recently acquired by the VF Corporation, Marmot Mountain Ltd., Woolrich Woolen Mills, Inc., The Timberland Company (“Timberland”), Patagonia Corporation, Helly-Hansen A/ S, Burton and Pacific Trail (London Fog). In addition, we compete with major sport companies, such as Nike, Inc., Adidas AG and Reebok International Ltd., and with fashion-oriented competitors, such as Polo Ralph Lauren Corporation, Nautica Enterprises, Inc. and Tommy Hilfiger Corporation. Our rugged footwear line competes with, among others, Timberland, Nike ACG, Salomon S.A. and Kamik. Many of these companies have global operations and compete with us in Europe and Asia. In Europe we also face competition from such brands as Berghaus of the United Kingdom, Jack Wolfskin of Germany, La Fuma of France and many other regional brands. In Asia our competition is from brands such as Mont-Bell and Patagonia among others. In many cases, our most significant competition comes from our own retail customers that manufacture and market clothing and footwear under their own labels. Some of our competitors are substantially larger and have greater financial, distribution, marketing and other resources than we do. We believe the primary competitive factors in the market for activewear are price, brand name, functionality, durability and style and that our product offerings are well positioned within the market.

Credit and Collection

      We extend credit to our customers based on an assessment of a customer’s financial circumstances, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. Some of our significant customers have experienced financial difficulties in the past, and future financial difficulties of customers could have a material adverse effect on our business.

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

Employees

      At December 31, 2001 we had 1,636 full-time employees. Of these employees, 907 were based in the United States, 102 in Canada, 98 in Europe and 529 in Asia.

Item 2. Properties

      Following is a summary of principal properties owned or leased by us.

Corporate Headquarters:	U.S. Distribution Facility:
Portland, Oregon (1 location) — owned	Portland, Oregon (1 location) — owned

Canadian Operation(1):	Europe Distribution Facility(2):
Strathroy, Ontario (1 location) — leased	Cambrai, France (1 location) — owned

(1)	Lease expires at the end of 2011.

(2)	Facility is currently under construction and anticipated to be operational for the spring 2003 shipping season.

Item 3. Legal Proceedings

      From time to time in our normal course of business we are a party to various legal claims, actions and complaints. We do not have any pending litigation that is material.

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 4(a). Executive Officers and Key Employees of the Registrant

      The following table sets forth our executive officers and certain key employees.

Name	Age	Position

Gertrude Boyle	78	Chairman of the Board(1)
Timothy P. Boyle	52	Chief Executive Officer, President, Director(1)
Don R. Santorufo	55	Executive Vice President and Chief Operating Officer(1)
Patrick D. Anderson	44	Vice President of Finance and Administration, Chief Financial Officer, Treasurer, Assistant Secretary(1)
Carl K. Davis	53	Vice President and General Counsel, Secretary(1)
Robert G. Masin	53	Senior Vice President of Sales and Merchandising(1)
Grant D. Prentice	47	Vice President and General Manager — Outerwear Merchandising(1)
Rick D. Carpenter	38	Vice President of Manufacturing and Operations(1)
Mark J. Sandquist	42	General Manager — Sportswear Merchandising
David W. Robinson	50	General Manager — Hunting, Fishing and Accessories Merchandising
William J. Berta	49	General Manager — Footwear Merchandising

(1)	These individuals are considered Executive Officers of Columbia.

      Gertrude Boyle has served as Chairman of the Board of Directors since 1983. Columbia was founded by her parents in 1938 and managed by her husband, Neal Boyle, from 1964 until his death in 1970. Mrs. Boyle also served as our President from 1970 to 1988. Mrs. Boyle is Timothy P. Boyle’s mother.

      Timothy P. Boyle joined Columbia in 1971 as General Manager and has served as President and Chief Executive Officer since 1988. He has been a member of the Board of Directors since 1978. Mr. Boyle is also a member of the board of directors of a heavy equipment retailer and Widmer Brothers Brewing Company. Mr. Boyle is Gertrude Boyle’s son.

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

      Patrick D. Anderson joined Columbia in June 1992 as Manager of Financial Reporting, became Corporate Controller in August 1993 and was appointed Chief Financial Officer in December 1996. In May 2001, Mr. Anderson was named Vice President of Finance and Administration as well as Treasurer and Assistant Secretary. From 1985 to 1992, Mr. Anderson was an accountant with Deloitte & Touche LLP.

      Carl K. Davis joined Columbia in October 1997 as Vice President and General Counsel. In May 2001, Mr. Davis was named Secretary. He was employed by Nike, Inc. from 1981 to October 1997 where he served in a variety of capacities, most recently as Director of International Trade.

      Robert G. Masin joined Columbia in May 1989 as National Sales Manager and became General Merchandise Manager in July 1998. In May 2001, Mr. Masin was named Senior Vice President of Sales and Merchandising. From 1976 to 1989 he worked for W.L. Gore and Associates, a polymer technology and manufacturing and service company. From 1982 to 1989 he was National Sales Manager of Gore’s Fabric Division.

      Grant D. Prentice joined Columbia in May 1984 as General Manager — Outerwear Merchandising. In May 2001, Mr. Prentice was named Vice President and General Manager — Outerwear Merchandising. From 1977 to 1984, Mr. Prentice worked as a sales representative for Gerry Outdoor Products, a skiwear company based in Colorado.

      Rick D. Carpenter joined Columbia in October 1988 as Inventory Planner and held various management positions in planning and customer operations until May 1998 when he was promoted to Director of Operations. In May 2001, Mr. Carpenter was named Vice President of Manufacturing and Operations. Prior to joining Columbia, Mr. Carpenter held warehouse management positions for Modern Merchandising.

      Mark J. Sandquist joined Columbia in March 1995 as Senior Merchandiser of Men’s and Women’s Sportswear and in August 2000 was named General Manager — Sportswear Merchandising. Prior to joining Columbia, Mr. Sandquist worked in various managerial positions for Union Bay from 1985 to 1995.

      David W. Robinson joined Columbia in March 1995 as Senior Merchandiser of Hunting, Fishing and Accessories within Outerwear Merchandising and in December 1999 was named General Manager — Hunting, Fishing, and Accessories Merchandising. Prior to joining Columbia, Mr. Robinson was Director of Operations for Video Lottery Technologies from 1992 to 1995, and prior to that he was a Vice President of Life Link International.

      William J. Berta joined Columbia in November 1996 as Manager of U.S. Footwear Sales and in October 2000 was named General Manager of Sorel. In September 2001, Mr. Berta was named General Manager — Footwear for both Columbia and Sorel. Prior to joining Columbia, Mr. Berta served in various sales management roles for Wolverine Worldwide, Daisy Manufacturing, and Hi-Tech Sports.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      Our Common Stock is listed on the Nasdaq National Market and trades under the symbol “COLM.” At February 28, 2002, there were approximately 180 holders of record and approximately 6,300 beneficial shareholders.

      Following are the high and low closing prices for our Common Stock for the fiscal years ended December 31, 2001 and 2000:

	High	Low

2001
First Quarter	$40.13	$30.32
Second Quarter	$50.99	$30.00
Third Quarter	$47.40	$20.75
Fourth Quarter	$35.05	$20.21

2000
First Quarter	$16.33	$11.83
Second Quarter	$20.67	$14.50
Third Quarter	$31.83	$17.83
Fourth Quarter	$36.00	$22.71

      Quarterly stock prices have been restated to reflect the three-for-two stock split that was distributed on June 4, 2001, to all shareholders of record at the close of business on May 17, 2001.

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

Item 6. Selected Financial Data

Selected Consolidated Financial Data

      The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2001 have been derived from our audited financial statements. The financial data should be read in conjunction with Consolidated Financial Statements and related Notes that appear elsewhere in this Annual Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$779,581	$614,825	$470,503	$427,278	$353,452
Cost of sales	422,430	334,689	259,609	240,457	198,946

Gross profit	357,151	280,136	210,894	186,821	154,506
Selling, general and administrative	208,970	183,743	150,829	131,023	110,204

Income from operations	148,181	96,393	60,065	55,798	44,302
Interest expense, net	2,568	4,238	4,822	4,075	3,593
Income tax expense(1)	56,789	33,544	22,235	18,979	1,413

Net income	$88,824	$58,611	$33,008	$32,744	$39,296

Earnings per share(2)(3):
Basic	$2.27	$1.52	$0.87	$0.92	$1.39
Diluted	2.23	1.48	0.86	0.91	1.37
Weighted average shares outstanding(2)(3):
Basic	39,051	38,541	37,997	35,597	28,188
Diluted	39,840	39,608	38,412	36,087	28,655

	2001	2000	1999	1998	1997

Balance Sheet Data:
Working capital	$270,959	$191,612	$144,105	$109,505	$69,706
Inventories	114,889	105,288	86,465	74,059	48,300
Total assets	474,967	375,086	304,990	269,478	174,477
Long-term debt, net of current maturities	25,047	26,000	26,665	27,275	2,831
Shareholders’ equity	353,389	248,989	184,375	149,414	110,535

(1)	For the year ended December 31, 1997, the Company was an “S” corporation and accordingly not subject to federal and state income taxes during the period then ended.

(2)	The Company completed an Initial Public Offering (IPO) of 9,660,000 shares of Common Stock on April 1, 1998.

(3)	Earnings per share and weighted average shares outstanding have been restated to reflect the three-for-two stock split that was distributed on June 4, 2001, to all shareholders of record at the close of business on May 17, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      All references to years relate to the fiscal year ended December 31 of such year.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our consolidated statements of operations:

	2001	2000	1999

Net sales	100.0%	100.0%	100.0%
Cost of sales	54.2	54.4	55.2

Gross profit	45.8	45.6	44.8
Selling, general and administrative	26.8	29.9	32.1 (1)

Income from operations	19.0	15.7	12.7
Interest expense, net	0.3	0.7	1.0

Income before income tax	18.7	15.0	11.7
Income tax expense	7.3	5.5	4.7

Net income	11.4%	9.5%	7.0%

(1)	Includes a one-time charge of $1.5 million related to the closure of the Company’s manufacturing facility in Chaffee, Missouri.

          Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Net sales: Net sales increased 26.8% to $779.6 million in 2001 from $614.8 million in 2000. Domestic sales increased 25.6% to $551.2 million in 2001 from $438.9 million in 2000. Canadian sales increased 28.8% to $81.3 million in 2001 from $63.1 million in 2000 and European direct sales increased 39.5% to $82.3 million in 2001 from $59.0 million in 2000. Net international sales, excluding Canadian sales and European direct sales, increased 20.3% to $64.7 million in 2001 from $53.8 million in 2000. Overall, sales growth was driven by the increased penetration of the Columbia brand within the existing customer base in all markets as well as the introduction of Sorel branded footwear, primarily in North America, in the fall of 2001. Specifically, domestic department store sales increased to approximately 35.2% in 2001 from approximately 30.5% in 2000. By product category, the growth is attributable to increased sales of outerwear and footwear units, including Sorel, predominantly in the United States, Canada and Europe as well as increased sales of sportswear units primarily in the United States and Europe.

      Gross Profit: Gross profit as a percentage of net sales was 45.8% and 45.6% for 2001 and 2000, respectively. This increase was due to the following factors including: (1) higher margins on spring outerwear and reduction of close-out product shipments for the three months ended March 31, 2001 when compared to the same period in 2000, (2) reduced impact of currency fluctuation, timely receipt of goods from factories, and minimal off-priced selling for three months ended September 30, 2001 when compared to same period in 2000, and (3) strong margins on outerwear closeout activity during the three months ended December 31, 2001. These increases were tempered by an increase in sales of spring close-out products which produce lower margins and negative effects of Euro currency during the six months ended June 30, 2001.

      Selling, General and Administrative Expense: Selling, general, and administrative expense (SG&A) increased 13.8% to $209.0 million in 2001 from $183.7 million in 2000, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales. As a percentage of sales, SG&A decreased to 26.8% for the year ended December 31, 2001 from 29.9% for the comparable period in 2000. This change was primarily due to strong sales growth in 2001, coupled with continued operating efficiencies from global infrastructure investments and maintenance of prudent cost control measures given the current economic environment.

      Interest Expense: Interest expense decreased by 39.4% in 2001 from the comparable period in 2000. This decrease was attributable to our increased cash position during the first, second and fourth quarters of 2001 as compared to the same periods in 2000 combined with our decreased borrowings and an overall reduction in the short-term rates in 2001 when compared to 2000.

      Income Tax Expense: The provision for income taxes was $56.8 million and $33.5 million for 2001 and 2000, respectively. The provision for income taxes as a percentage of pre-tax income was 39.0% and 36.4% for 2001 and 2000, respectively. The lower tax rate in 2000 was due primarily to the utilization of foreign tax credits which were not replicated in 2001.

          Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net sales: Net sales increased 30.7% to $614.8 million in 2000 from $470.5 million in 1999. Domestic sales increased 28.5% to $438.9 million in 2000 from $341.6 million in 1999. Canadian sales increased 25.2% to $63.1 million in 2000 from $50.4 million in 1999 and European direct sales increased 42.5% to $59.0 million in 2000 from $41.4 million in 1999. Net international sales, excluding Canadian sales and European direct sales, increased 45.0% to $53.8 million in 2000 from $37.1 million in 1999. These increases were primarily attributable to increased sales of outerwear units, predominantly in the United States, Canada and Europe, and increased sales of sportswear and footwear units across all regions.

      Gross Profit: Gross profit as a percentage of net sales was 45.6% and 44.8% for 2000 and 1999, respectively. This increase of 80 basis points in gross margin was due to a combination of factors including increased margin on sales of spring sportswear close-out products for the three months ended June 30, 2000 when compared to the three months ended June 30, 1999, and strong domestic and Canadian margins resulting from minimal off price selling during the six months ended December 31, 2000, partially offset by the weakness in the Euro currency. These increases were offset by decreased sales of carry-over fall close-out products during the three months ended March 31, 2000 when compared to the three months ended March 31, 1999.

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

      Income Tax Expense: The provision for income taxes was $33.5 million and $22.2 million for 2000 and 1999, respectively. The provision for income taxes as a percentage of pre-tax income was 36.4% and 40.2% for 2000 and 1999, respectively. The decrease in tax rates was due primarily to the utilization of foreign tax credits.

Liquidity and Capital Resources

      We financed our operations in the year ended December 31, 2001 primarily through cash provided by operating activities and short-term borrowings. At December 31, 2001, we had total cash equivalents of $79.1 million compared to $35.5 million at December 31, 2000. Cash provided by operating activities was $68.3 million for the year ended December 31, 2001 compared to $52.2 million in 2000.

      Our primary capital requirements are for working capital and general corporate needs. Net cash used in investing activities was $39.7 million for the year ended December 31, 2001 and $28.8 million for the comparable period in 2000. During the year ended December 31, 2001, our major capital expenditures consisted of approximately $15 million for the expansion and retrofit of our United States distribution center, approximately $8 million to develop our new corporate headquarters, and $8 million for the construction of our European distribution facility.

      Cash provided by financing activities was $15.4 million for the year ended December 31, 2001 as compared to cash used in financing activities of $1.7 million for 2000. In 2001, net cash provided by financing activities was primarily due to proceeds from the exercise of employee stock options and employee stock purchase plan of $8.2 million, net borrowings of short-term notes payable of $3.4 million, and net borrowings of $3.8 million of long-term debt.

      To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $35 million to $75 million, of which $10 million to $50 million is committed. Additionally, we maintain unsecured and uncommitted lines of credit with a combined limit of $175 million available for issuing letters of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by our domestic operations.

      We continue our investment in global infrastructure to support our growth, including the construction and expansion of our distribution facilities. We anticipate the capital expenditures associated with these distribution projects, including the construction of a European distribution center, will be approximately $29 million. Coupled with our maintenance capital requirements, our anticipated capital expenditures for 2002 will be approximately $37 million and will be funded by existing cash and cash provided by operations. However, if the need for additional financing arises, our ability to obtain additional credit facilities will depend on prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions.

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

      The following table shows our estimated contractual commitments (in thousands):

	Year Ending December 31,

	2002	2003	2004	2005	2006	Thereafter

Debt repayments	$4,775	$4,682	$4,406	$4,407	$4,407	$7,145
Operating leases(1):
Non-related parties	2,737	1,570	1,340	1,023	634	1,109
Related parties	366	366	366	366	366	1,828

(1)	These operating lease commitments are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States.

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

      The fair value of our hedges was favorable by $0.8 million and unfavorable by $1.6 million as of December 31, 2001 and 2000, respectively. A 10% change in the Euro, Japanese yen and Canadian dollar exchange rates would have resulted in the fair value fluctuating approximately $6.0 million at December 31, 2001 and $5.1 million at December 31, 2000. Changes in fair value, resulting from foreign exchange rate fluctuations, would be substantially offset by the change in value of the underlying hedged transactions.

      The Company’s exposure to market risk for changes in interest rates relate primarily to the Company’s debt obligations. The Company has no cash flow exposure due to rate changes on its $25.0 million and $26.0 million of long-term debt as of December 31, 2001 and 2000, respectively. However, the company does have cash flow exposure on its committed and uncommitted bank lines of credit as interest is based on LIBOR and other interest rate indices.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, sales and associated costs of sales and expenses. We base our on-going estimates on historical experience and other various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require significant judgments and estimates used in preparation of our consolidated financial statements.

      We make estimates for the uncollectability of our accounts receivable. In order to estimate the amount and probability of customer accounts which will not be collected, we analyze specific customer accounts and review historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms. Material differences may result in the amount and timing of SG&A for any period if we made different judgments or utilized different estimates.

      Management makes estimates of potential future excess and obsolete inventory and product warranty costs. We specifically identify our excess inventory, a component of which is planned, and evaluate our purchase commitments, sales forecasts, and historical write-offs when estimating the reserve for obsolescence. When evaluating the reserve for warranty costs, we take into consideration our historical return rates by season, product sales mix, current economic trends, and the historical costs to repair, replace, or refund the original sale. Material differences in estimates of excess and obsolete inventory and product warranty costs may result in differences of the amount and timing of cost of sales for any period if we made different judgments or utilized different estimates.

      Significant management judgment is required in determining the valuation allowance recorded against the net deferred tax asset in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we have different judgments or use different estimates in the future, it may affect the valuation allowance and accordingly, income for the period such determination was made.

Euro Currency Conversion

      On January 1, 1999, the Euro was adopted as the national currency of the participating countries — Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, Netherlands, Portugal and Spain. Greece adopted the Euro on January 1, 2001. Legacy currencies of the participating member states remained legal tender until January 1, 2002. On this date, Euro-denominated bills and coins were issued for use in cash transactions.

      All systems have been converted and are Euro compliant. We did not experience any significant operational disruptions during the implementation of the Euro. In addition, we did not incur any material costs from the implementation of the Euro.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The statement eliminates amortization of goodwill and certain intangible assets with indefinite useful lives and instead sets forth methods to periodically evaluate these assets for impairment. SFAS No. 142 becomes effective for the Company beginning January 1, 2002. Management has evaluated the impact of the adoption of SFAS No. 142 and has determined that this standard will not have a material impact on the Company’s financial position or the results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” The provisions of this statement are effective beginning with fiscal years starting after December 15, 2001. Management has evaluated the impact of the adoption of this standard and has determined that this standard will not have a material impact on the Company’s financial position or the results of operations.

Forward-Looking Statements

      Item 1 of Part 1 and Items 7 and 7(a) of Part II of this Annual Report (as well as statements made from time to time by management) contain forward-looking statements that are subject to many risks and uncertainties. Forward-looking statements include any related to our expectations regarding future performance or conditions, including but not limited to potential growth in domestic and international markets, growth in merchandise categories, increased sales to department stores and footwear specialty shops, implementation and performance of new management information systems and distribution facilities, access to raw materials and factory capacity, financing and working capital requirements and resources, and expected expenses as a percentage of net sales. Many factors could have an adverse impact on our business and may cause actual results to differ materially from information included in such forward-looking statements. Some of the risk factors that could cause actual results to differ from those projected in forward-looking statements are described below, under the heading “Factors That May Affect Our Business and Our Common Stock”. We do not undertake any duty to update any forward-looking statements after the date they are made, to conform them to actual results or to changes in our expectations.

Factors That May Affect Our Business and Our Common Stock

Our Sales and Earnings May be Adversely Affected by an Economic Downturn or Economic Uncertainty

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

We Are Affected by the Financial Health of Retailers

      We extend credit to our customers based on an assessment of a customer’s financial circumstances, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant customers have experienced financial difficulties in the past, which in turn have had an adverse affect on our business, and in 2001 and 2002 we believe retailers have been more cautious than usual with orders as a result of weakness in the retail economy. A slowing economy in our key markets could have an adverse affect on the financial health of our customers, and therefore create additional risks for our business.

We Operate in Very Competitive Markets

      The markets for outerwear, sportswear and rugged footwear are highly competitive, as are the markets for our licensees’ products. In each of our geographic markets, we face significant competition from global and regional branded apparel and footwear companies. In many instances, retailers who are our customers pose a significant competitive threat by marketing apparel and footwear under their own labels. We also compete with other apparel and footwear companies for the production capacity of independent manufacturers that produce our apparel and for import quota capacity. Many of our competitors are significantly larger and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their products than we have. Increased competition could result in reductions in display areas in retail locations, reductions in sales or reductions in prices of our products, any of which could have a material adverse affect on our business.

We Face Risks Associated with Consumer Preferences and Fashion Trends

      We believe we have benefited from changing consumer preferences, including increased consumer interest in outdoor activities and lifestyle changes that emphasize apparel designed for these activities. Changes in consumer preferences or consumer interest in outdoor activities could have a material adverse affect on our business. In addition, although we believe our products have not been significantly affected by past fashion trends, changes in fashion trends could have a greater impact as we expand our offerings to include more product categories. Also, we face risks because our business requires us to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk through early order commitments by retailers, we must generally place production orders with manufacturers before we have received all of a season’s orders. If we fail to anticipate accurately and respond to consumer preferences, this could lead to, among other things, lower sales, excess inventories and lower margins.

Our Business is Affected by Weather Conditions

      Sales of our outerwear are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of our outerwear or cold weather footwear. For example, we believe unseasonably warm weather in the United States in 1998 and 1999 caused customers to delay, and in some cases reduce or cancel, orders for our outerwear, which had an adverse effect on the our net sales and profitability. Similarly, unseasonably warm weather in 2001 made it more difficult for retailers to sell outerwear and we believe resulted in retailer caution when placing orders for fall 2002. Periods of unseasonably warm weather could have a material adverse effect on our business. In addition, unseasonably cold or wet weather in the spring can have a materially adverse affect on sales of our sportswear and warm weather footwear.

We May Not Be Able to Implement Our Growth Strategy or Manage Growth Successfully

      We face many challenges in implementing our growth strategies. For example, our expansion into international markets involves countries where we have little sales or distribution experience and where our brand is not yet widely known. Expanding our product categories involves, among other things, gaining experience with new products, winning consumer acceptance, and establishing intellectual property rights. Increasing sales to department stores, and improving the sales productivity for our customers, will each depend on various factors, including strength of our brand name, competitive conditions, our ability to manage increased sales and fixture expansion, the availability of desirable locations and the negotiation of terms with retailers. Future terms with customers may be less favorable to us than those we now operate under. Large retailers in particular increasingly seek to transfer certain costs of business to their vendors, such as the cost of lost profits from product price markdowns. To implement our business strategy, we need to manage growth effectively. We need to continue to change certain aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Growth could place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. For example, in recent years, we have undertaken a number of new initiatives that require significant management attention and corporate resources, including the development or expansion of distribution facilities on two continents and the acquisition, rejuvenation and extension of the Sorel® brand. Such growth involves many risks and uncertainties, and if we are unable to manage it effectively we may not achieve our objectives and there could be a material adverse affect on our business.

Our Success Depends on Our Distribution Facilities and Systems

      Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). In the United States, we rely primarily on our distribution center in Portland, Oregon, and in Europe we currently distribute our apparel and footwear products through two different distribution centers which are both located in The Netherlands and are both owned and operated by an independent logistics company. In 2001 we began construction of a new 269,000 square foot distribution facility in Cambrai, France, which we will own and operate. We anticipate that the new facility will be operational for the spring 2003 shipping season. This new facility will ultimately replace both distribution centers in The Netherlands; however, only the apparel facility will initially be replaced. Our distribution facilities are highly automated, which means their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. Our operations could also be interrupted by disasters, such as earthquakes (which are known to occur in the Northwestern United States) or fires. Although we maintain generators to operate our distribution facility, power interruptions could restrict our distribution capacity and negatively affect our business, particularly if this occurs during critical shipping periods. We maintain business interruption insurance, but it may not adequately protect our business from the impact of significant disruptions in our distribution facilities. In Cambrai, France, our ability to complete a new facility is subject to a number of risks and uncertainties, including our ability to construct and integrate a new facility with existing operations in a timely manner, the availability of labor, raw materials and other inputs on anticipated terms and our ability to obtain any necessary governmental approvals. We do not rely on any single shipping firm to transport our products, but do rely on organized labor at U.S. ports to facilitate the transfer of our products from ships to our facilities. Strikes or other labor disruptions at ports could have a materially adverse affect on our business, particularly if this occurred during peak shipping seasons.

Our International Operations Involve Many Risks

      We are subject to many risks generally associated with doing business abroad, such as foreign governmental regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we manufacture or sell products. Terrorist acts and

U.S. military operations abroad in 2001 and 2002 appear to have increased the risks of doing business abroad. These factors, among others, could influence our ability to sell products in international markets, our ability to manufacture products or procure materials, as well as our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, there could be a material adverse affect on our business. In addition, many of our imports are subject to duties, tariffs or quotas that affect the cost and quantity of certain types of goods imported into the United States or into our other sales markets. The countries in which our products are produced or sold may adjust or impose new quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on us. We produce a significant portion of our products in China, and therefore our business could be materially adversely affected by adverse conditions in China or adverse changes in China’s trading status with the U.S. or with other sales markets.

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

We Depend on Independent Manufacturers to Make Our Products and Meet Customer Expectations

      Our products are produced by independent manufacturers worldwide. We do not operate or own any production facilities. Although we enter into a number of purchase order commitments each season, we do not have long-term contracts with any manufacturer. We therefore face risks that manufacturing operations will fail to perform as expected, or that our competitors will gain production or quota capacities that we need for our business. If a manufacturer fails to ship orders in a timely manner or to meet our standards, it could cause us to miss delivery requirements, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse affect on our business. If a manufacturer violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, this could result in adverse publicity for us and have a material adverse affect on our business. In an effort to ensure that our independent manufacturers operate with safe, ethical and humane working conditions, we regularly monitor factories and we require that each agree to comply with our Standards of Manufacturing Practices and applicable laws and regulations, but we do not control these vendors or their labor practices.

We Depend on Key Suppliers for Some Specialty Fabrics

      Some of the materials that we use may be available, in the short-term, from only one or a very limited number of sources. For example, some specialty fabrics are manufactured to our specification by one or a few sources, and three major factory groups accounted for approximately 17% of our 2001 global production. From time to time, we have experienced difficulty satisfying our raw material and finished goods requirements. Although we believe we could identify and qualify additional factories to produce these materials, the unavailability of some existing manufacturers for supply of these materials could have a material adverse affect on our business.

Our Advance Purchases of Products May Result in Excess Inventories

      To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place orders for our products with manufacturers prior to receiving all of our customers’ orders and maintain an inventory of certain products that we anticipate will be in greater demand. We may not be able to sell the products we have ordered from manufacturers or that we have in our inventory. Customer orders, moreover, are generally cancelable by the customer prior to the date of the shipment. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have a material adverse effect on our business.

Our Success Depends on our Proprietary Rights

      We believe our registered and common law trademarks have significant value and are important to our ability to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. In markets outside the United States, it may be more difficult for us to establish our proprietary rights and to challenge successfully use of those rights by other parties. We will also face additional challenges as we extend our brand into new product categories, in part through our licensing program. Although we have not been materially inhibited from selling products in connection with trademark or trade dress disputes, we could encounter more obstacles as we expand our product line and the geographic scope of our marketing. From time to time, we discover products that are counterfeit reproductions of our products or design “knock offs.” If we are unsuccessful in challenging a party’s products on the basis of trademark or design infringement, continued sales of these products could adversely impact our sales and our brand and result in the shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. In addition, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property rights by others.

We Depend on Key Personnel

      Our future success will depend in part on the continued service of key personnel, particularly Timothy Boyle, our President and Chief Executive Officer, and Gert Boyle, our Chairman and widely recognized advertising spokesman. Our future success will also depend on our ability to attract and retain key managers, designers, sales people and others. We face intense competition for such individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors in and around Portland, Oregon (including Nike and Adidas). We may not be able to attract or retain such employees, and our failure to do so could have a material adverse affect on our business.

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

We Face Risks of Product Liability and Warranty Claims

      Our products are used in outdoor activities, sometimes in severe conditions. Although we have not experienced any significant expense as the result of product recalls or product liability claims, this could occur in the future and have a material adverse affect on our business. A majority of our products are backed by a lifetime limited warranty for defects in quality and workmanship. We maintain a warranty reserve for future warranty claims, but the actual costs of servicing future warranty claims could exceed the reserve and have a material adverse affect on us.

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

Insiders Control a Majority of Our Common Stock and Could Sell Shares

      Timothy Boyle, Gert Boyle and Sarah Bany (Gert Boyle’s daughter and member of our Board of Directors), beneficially own a majority of our Common Stock (approximately 65 percent as of December 31, 2001). As a result, if acting together, they will be able to effectively control matters requiring shareholder approval without the cooperation of outside shareholders. Shares held by these three insiders are available for resale, subject to the limitations of Rule 144 under the Securities Act of 1933. The sale or prospect of the sale of a substantial number of these shares could have an adverse affect on the market price of our Common Stock.

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk

      The information required by this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by this reference.

Item 8. Financial Statements and Supplemental Data

      Our management is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which we considered appropriate in the circumstances and include some amounts based on our best estimates and judgments. Other financial information in this report is consistent with these financial statements.

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of Columbia Sportswear Company:

      We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Sportswear Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon

January 31, 2002

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

ASSETS

	December 31,

	2001	2000

Current Assets:
Cash and cash equivalents	$79,082	$35,464
Accounts receivable, net (Note 2)	155,252	129,539
Inventories, net (Note 3)	114,889	105,288
Deferred tax asset (Note 9)	13,691	13,347
Prepaid expenses and other current assets	3,847	5,610

Total current assets	366,761	289,248
Property, plant, and equipment, net (Note 4)	100,672	76,662
Intangibles and other assets (Note 2)	7,534	9,176

Total assets	$474,967	$375,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable (Note 5)	$24,905	$23,987
Accounts payable	32,068	45,047
Accrued liabilities (Note 6)	34,054	28,294
Current portion of long-term debt (Note 7)	4,775	308

Total current liabilities	95,802	97,636
Long-term debt (Note 7)	25,047	26,000
Deferred tax liability (Note 9)	729	2,461

Total liabilities	121,578	126,097
Commitments and contingencies (Note 12)	—	—
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 50,000 shares authorized; 39,283 and 38,564 issued and outstanding (Note 8)	149,473	133,736
Retained earnings	212,725	123,901
Accumulated other comprehensive loss	(6,763)	(5,920)
Unearned portion of restricted stock issued for future services (Note 11)	(2,046)	(2,728)

Total shareholders’ equity	353,389	248,989

Total liabilities and shareholders’ equity	$474,967	$375,086

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,

	2001	2000	1999

Net sales	$779,581	$614,825	$470,503
Cost of sales	422,430	334,689	259,609

Gross profit	357,151	280,136	210,894
Selling, general, and administrative	208,970	183,743	150,829

Income from operations	148,181	96,393	60,065
Interest expense, net	2,568	4,238	4,822

Income before income tax	145,613	92,155	55,243
Income tax expense (Note 9)	56,789	33,544	22,235

Net income	$88,824	$58,611	$33,008

Earnings per share:
Basic	$2.27	$1.52	$0.87
Diluted	2.23	1.48	0.86
Weighted average shares outstanding (Note 15):
Basic	39,051	38,541	37,997
Diluted	39,840	39,608	38,412

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2001	2000	1999

Cash Provided by (Used in) Operating Activities:
Net Income	$88,824	$58,611	$33,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,741	13,648	12,604
Amortization of unearned compensation	682	682	970
Loss (gain) on disposal of property, plant, and equipment	140	(227)	132
Deferred income tax provision	(2,075)	(3,076)	(3,026)
Tax benefit from employee stock plans	7,514	2,586	399
Changes in operating assets and liabilities:
Accounts receivable	(29,379)	(13,375)	(12,767)
Inventories	(11,738)	(20,520)	(11,788)
Prepaid expenses and other current assets	1,718	(3,231)	61
Intangibles and other assets	127	171	300
Accounts payable	(9,754)	8,848	(1,441)
Accrued liabilities	5,476	8,080	5,001

Net cash provided by operating activities	68,276	52,197	23,453

Cash Provided by (Used in) Investing Activities:
Capital expenditures	(39,727)	(21,233)	(12,591)
Proceeds from sale of property, plant, and equipment	64	436	15
Purchase of trademarks	—	(7,967)	—

Net cash used in investing activities	(39,663)	(28,764)	(12,576)

Cash Provided by (Used in) Financing Activities:
Net borrowings of (repayment on) notes payable	3,373	(5,953)	(3,139)
Net issuance of (repayment on) long-term debt	3,848	(609)	(558)
Proceeds from issuance of common stock	8,223	4,885	876

Net cash provided by (used in) financing activities	15,444	(1,677)	(2,821)

Net Effect of Exchange Rate Changes on Cash	(439)	(914)	(211)

Net Increase in Cash and Cash Equivalents	43,618	20,842	7,845
Cash and Cash Equivalents, Beginning of Year	35,464	14,622	6,777

Cash and Cash Equivalents, End of Year	$79,082	$35,464	$14,622

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest, net of capitalized interest	$3,503	$4,595	$5,067
Cash paid during the year for income taxes	49,300	37,079	22,795

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Unearned
					Portion of
				Accumulated	Restricted
	Common Stock			Other	Stock
				Comprehensive	Issued For
	Shares		Retained	Income	Future	Comprehensive
	Outstanding	Amount	Earnings	(Loss)	Services	Income	Total

Balance, January 1, 1999	37,901	$124,990	$32,282	$(3,478)	$(4,380)		$149,414
Components of comprehensive income:
Net income			33,008			$33,008	33,008
Foreign currency translation adjustment ($0 taxes provided)				(365)		(365)	(365)
Unrealized gain on derivative transactions ($0 taxes provided)				73		73	73

Comprehensive income						$32,716

Exercise of employee stock options	91	596					596
Tax benefit from stock plans		399					399
Employee stock purchase program	33	280					280
Amortization of unearned compensation					970		970

Balance, December 31, 1999	38,025	126,265	65,290	(3,770)	(3,410)		184,375
Components of comprehensive income:
Net income			58,611			$58,611	58,611
Foreign currency translation adjustment ($0 taxes provided)				(1,127)		(1,127)	(1,127)
Unrealized loss on derivative transactions (net of tax benefit, $592)				(1,023)		(1,023)	(1,023)

Comprehensive income						$56,461

Exercise of employee stock options	500	4,240					4,240
Tax benefit from stock plans		2,586					2,586
Employee stock purchase program	39	645					645
Amortization of unearned compensation					682		682

Balance, December 31, 2000	38,564	133,736	123,901	(5,920)	(2,728)		248,989
Components of comprehensive income:
Net income			88,824			$88,824	88,824
Foreign currency translation adjustment ($0 taxes provided)				(1,646)		(1,646)	(1,646)
Unrealized gain on derivative transactions (net of tax expense, $41)				803		803	803

Comprehensive income						$87,981

Exercise of employee stock options	670	7,193					7,193
Tax benefit from stock plans		7,514					7,514
Employee stock purchase program	49	1,030					1,030
Amortization of unearned compensation					682		682

Balance, December 31, 2001	39,283	$149,473	$212,725	$(6,763)	$(2,046)		$353,389

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Organization

     Nature of the business:

      Columbia Sportswear Company is a global leader in the design, manufacture, marketing and distribution of active outdoor apparel, including outerwear, sportswear, footwear, and related accessories.

Note 2 — Summary of Significant Accounting Policies

     Basis of presentation:

      The consolidated financial statements include the accounts of Columbia Sportswear Co. and all wholly-owned subsidiaries, including GTS Inc., Columbia Sportswear Canada Ltd., Columbia Sportswear Holdings, Ltd., Columbia Sportswear Japan Ltd., Columbia Sportswear Germany GmbH, Columbia Sportswear France SNC., Columbia Sportswear Company Ltd., Columbia Sportswear Korea, Sorel Corporation, Columbia Sportswear S.A.S., Columbia Sportswear International A.G., Columbia Sportswear North America Inc., and Columbia Sportswear Europe S.A.S., (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

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

     Dependence on key suppliers:

      The Company’s products are produced by independent manufacturers worldwide. For 2001 the Company sourced approximately 97% (by dollar volume) of its products outside the United States, principally in the Far East. Three major factory groups accounted for approximately 17% of the Company’s total global production for 2001 and another company produced substantially all of the zippers used in the Company’s products. From time to time, the Company has experienced difficulty satisfying its raw material and finished goods requirements. Although the Company believes that it could identify and qualify additional factories to produce these materials, the unavailability of some existing manufacturers for supply of these materials could have a material adverse affect on the Company.

     Cash and cash equivalents:

      Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the date of acquisition.

     Accounts receivable:

      Accounts receivable have been reduced by an allowance for doubtful accounts, which was $8,016,000 and $5,826,000 in 2001 and 2000, respectively. The net charges to this reserve were $1,341,000, $3,563,000 and $3,177,000 in 2001, 2000 and 1999, respectively.

     Inventories:

      Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Property, plant, and equipment:

      Property, plant, and equipment are stated at cost. Depreciation of machinery and equipment, furniture and fixtures and amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years. Buildings are depreciated using the straight-line method over 30 years.

      The interest-carrying costs of capital assets under construction are capitalized based on the Company’s weighted average borrowing rates. Capitalized interest was $792,000, $145,000 and $281,000 in 2001, 2000 and 1999, respectively.

     Intangibles and other assets:

      In September 2000, the Company acquired the Sorel trademark rights, associated brand names and other related intellectual property rights for $7,967,000 in cash. The acquired intangible assets are being amortized over their estimated useful lives on a straight-line basis over ten years. The related accumulated amortization was $996,000 and $199,000 at December 31, 2001 and 2000, respectively.

     Impairment of long-lived and intangible assets:

      The Company evaluates the carrying value of long-lived assets for possible impairment as events or changes arise indicating that such assets should be reviewed. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Fair value is based on the best information available, including prices for similar assets or the results of valuation techniques. The Company has determined that its long-lived assets as of December 31, 2001 and 2000 are not impaired.

     Deferred income taxes:

      Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some portion of the deferred tax assets will not be realized.

     Revenue Recognition:

      Revenue for wholesale operations and licensing is recognized at the time the merchandise is shipped to customers. Retail store revenue is recognized at the time of sale. Allowances for estimated returns are provided when sales are recorded.

     Foreign currency translation:

      The assets and liabilities of the Company’s foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the net sales and expenses have been translated into U.S. dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a separate component of shareholders’ equity and are not currently adjusted for income taxes as they relate to indefinite net investments in non-U.S. operations.

     Fair value of financial instruments:

      Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company’s long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable and accounts payable) also approximate fair value because of their short-term maturities.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Advertising costs:

      Advertising costs are expensed as incurred. Advertising expense was $35,011,000, $27,343,000, and $20,725,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

     Product warranty:

      Substantially all of the Company’s products carry lifetime limited warranty provisions for defects in quality and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements. Warranty expense was approximately $2,672,000, $3,325,000, and $3,127,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The statement eliminates amortization of goodwill and certain intangible assets with indefinite useful lives and instead sets forth methods to periodically evaluate these assets for impairment. SFAS No. 142 becomes effective for the Company beginning January 1, 2002. Management has evaluated the impact of the adoption of SFAS No. 142 and has determined that this standard will not have a material impact on the Company’s financial position or the results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business.” The provisions of this statement are effective beginning with fiscal years starting after December 15, 2001. Management has evaluated the impact of the adoption of this standard and has determined that this standard will not have a material impact on the Company’s financial position or the results of operations.

Note 3 — Inventories, Net

      Inventories consist of the following (in thousands):

	December 31,

	2001	2000

Raw materials	$4,209	$4,298
Work in process	6,156	9,217
Finished goods	109,221	94,828

	119,586	108,343
Less inventory valuation allowance	(4,697)	(3,055)

	$114,889	$105,288

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Property, Plant, and Equipment, Net

      Property, plant, and equipment consist of the following (in thousands):

	December 31,

	2001	2000

Land	$6,100	$5,766
Buildings	51,581	30,589
Machinery and equipment	70,950	61,642
Furniture and fixtures	7,705	6,624
Leasehold improvements	9,203	11,329
Construction in progress	10,498	9,034

	156,037	124,984
Less accumulated depreciation	55,365	48,322

	$100,672	$76,662

Note 5 — Short Term Borrowings and Credit Lines

      The Company has available an unsecured and committed operating line of credit providing for borrowings in an aggregate amount not to exceed at any time outstanding (1) $50,000,000 during the period of July 15 through December 15 of the calendar year, (2) $25,000,000 during the period of December 16 through February 15 of the calendar year and (3) $10,000,000 at all other times. The maturity date of this agreement is June 30, 2003. Interest, payable monthly, is computed at the bank’s prime rate minus up to 2.05% per annum. The agreement also includes a fixed rate option based on the LIBOR rate plus up to 65 basis points. There was no balance outstanding on this line as of December 31, 2001 and 2000. The unsecured operating line of credit requires the Company to comply with certain covenants including a Capital Ratio, which limits indebtedness to tangible net worth. As of December 31, 2001, the Company was in compliance with all of these covenants. If the Company defaults on its payments, it is prohibited, subject to certain exceptions, from making dividend payments or other distributions.

      The Company has arrangements in place to facilitate the import and purchase of inventory through the issuance of sight letters of credit. The arrangements consist of an unsecured and uncommitted revolving line of credit of $25,000,000 and a $75,000,000 import line of credit to issue documentary letters of credit on a sight basis and renewed on an annual basis. The combined limit under this agreement is $100,000,000. The revolving line accrues interest at the bank’s prime rate minus 2% per annum. The revolving line also has a fixed rate option based on the bank’s cost of funds plus 45 basis points. There was no balance outstanding on this line as of December 31, 2001 and 2000. At December 31, 2001, the Company had $42,360,000 of firm purchase orders placed under this facility.

      The Company also has available an unsecured and uncommitted $100,000,000 import letter of credit line subject to annual renewal. At December 31, 2001, the Company had $46,844,000 of firm purchase orders placed under this facility.

      The Company is party to certain Buying Agency Agreements that serve to facilitate the short-term financing and importation of goods. Domestically, the Company has allowed these agreements to expire during fiscal year 2001, however, these import and related financing services will continue to be provided to the Company through March 31, 2002. Although these agreements will expire domestically, the Company’s Canadian subsidiary will continue to utilize its agreements to finance the purchase of goods outside of the U.S. The Canadian subsidiary has an available line of credit under this Buying Agency Agreement of C$19,000,000 (US$11,935,000 at December 31, 2001). Borrowings bear interest at 35 basis points above the one month LIBOR rate, which was 2.5% as of December 31, 2001. The balance outstanding on the import line of credit

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $5,612,000 and $20,525,000 at December 31, 2001 and 2000, respectively, and is included in accounts payable. At December 31, 2001, the Company had $20,239,000 of firm purchase orders placed under these agreements.

      The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit providing for borrowing to a maximum of C$25,000,000 (US$15,705,000 at December 31, 2001). The balance outstanding was US$10,208,000 and US$0 at December 31, 2001 and 2000, respectively. The interest rate at December 31, 2001 was 4.0%.

      The Company’s European branch has an unsecured and uncommitted line of credit providing for borrowing to a maximum of 22,867,000 EURO (US$20,386,000 at December 31, 2001). The balance outstanding was US$5,650,000 and US$11,463,000, at an interest rate of 5.0% and 5.7% at December 31, 2001 and 2000, respectively.

      The Company’s Japanese subsidiary also has an unsecured and uncommitted line of credit providing for borrowing to a maximum of 1,650,000,000 JPY (US$12,531,000 at December 31, 2001). The balance outstanding was US$9,047,000 and US$12,524,000, at an interest rate of 1.9% and 2.3%, at December 31, 2001 and 2000, respectively.

Note 6 — Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):

	December 31,

	2001	2000

Accrued salaries, bonus, vacation and other benefits	$16,611	$14,910
Accrued warranty reserve	7,475	5,780
Accrued cooperative advertising reserve	4,895	3,747
Other	5,073	3,857

	$34,054	$28,294

Note 7 — Long-Term Debt

      Long-term debt consists of the following (in thousands):

	December 31,

	2001	2000

Senior promissory notes payable	$25,000	$25,000
Term loan	4,177	—
Mortgage note payable	645	1,308
Less current portion	(4,775)	(308)

	$25,047	$26,000

      The Company assumed a mortgage in connection with the acquisition of a domestic distribution center. The loan matures in September 2003 and bears interest at 8.76%.

      In connection with capital projects, the Company entered into a note purchase agreement. Pursuant to the note purchase agreement, the Company issued senior promissory notes in the aggregate principal amount of $25 million, bearing an interest rate of 6.68% and maturing August 11, 2008. Proceeds from the notes were used to finance the expansion of the Company’s distribution center in Portland, Oregon. The Senior Promissory Notes require the Company to comply with certain ratios related to indebtedness to earnings

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

before interest, taxes, depreciation and amortization (“EBITDA”) and tangible net worth. As of December 31, 2001, the Company was in compliance with these covenants.

      In June 2001, the Company’s Japanese subsidiary borrowed 550,000 million Japanese yen (US$4,177,000 at December 31, 2001), bearing an interest rate of 1.73% at December 31, 2001, for general working capital requirements. Principal and interest are paid semi-annually during the period July 2001 through June 2006.

      Principal payments due on these notes as of December 31, 2001 were as follows (in thousands):

Year Ending December 31,

2002	$4,775
2003	4,682
2004	4,406
2005	4,407
2006	4,407
Thereafter	7,145

$29,822

Note 8 — Shareholders’ Equity

      The Company is authorized to issue 50,000,000 shares of common stock. At December 31, 2001 and 2000, 39,282,921 and 38,564,171 shares of common stock were issued and outstanding.

      On June 9, 1999, the shareholders of the Company approved the 1999 Employee Stock Purchase Plan (“ESPP”). 750,000 shares of common stock are authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. As of December 31, 2001 and 2000, 120,685 and 72,125 shares of common stock had been issued under the ESPP.

      Share amounts above have been restated to reflect the three-for-two stock split that was distributed on June 4, 2001, to all shareholders of record at the close of business on May 17, 2001.

Note 9 — Income Taxes

      The Company applies an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in the tax laws or rates. Deferred taxes are provided for temporary differences between assets and liabilities for financial reporting purposes and for income tax purposes. Valuation allowances are recorded against net deferred tax assets when it is more likely than not the asset will not be realized.

      Undistributed earnings of the Company’s Canadian subsidiary amounted to approximately $17,400,000 on December 31, 2001. If those earnings were distributed in the form of dividends or otherwise, a portion would be subject to both U.S. income taxes and foreign withholding taxes. It is anticipated that the U.S. income taxes and foreign withholding taxes would be substantially offset by the corresponding foreign tax credits resulting from such a distribution.

      The Company’s income taxes payable for federal and state purposes have been reduced and the current tax expense increased, by the tax benefits associated with dispositions of employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock issued at the time of exercise and the option price, tax effected. These benefits were credited directly to shareholders’ equity.

      The components of the provision (benefit) for income taxes consist of the following (in thousands):

	Year Ended December 31,

	2001	2000	1999

Current:
Federal	$43,384	$25,809	$17,764
State and local	7,109	4,038	3,308
Non-U.S.	8,371	6,773	4,189

	58,864	36,620	25,261
Deferred:
Federal	(1,769)	(2,172)	(1,745)
State and local	(350)	(158)	(599)
Non-U.S.	44	(746)	(682)

	(2,075)	(3,076)	(3,026)

Income tax expense	$56,789	$33,544	$22,235

      The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,

	2001	2000	1999

	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.5	3.0	3.4
Non-U.S. income taxed at different rates	1.3	1.5	1.7
Foreign tax credits	—	(2.8)	—
Other	(0.8)	(0.3)	0.1

Actual provision for income taxes	39.0%	36.4%	40.2%

      Significant components of the Company’s deferred taxes are as follows (in thousands):

	Year Ended
	December 31,

	2001	2000

Deferred tax assets:
Nondeductible accruals and allowances	$10,298	$9,445
Capitalized inventory costs	3,393	3,902

	13,691	13,347
Deferred tax liabilities:
Depreciation and amortization	247	(1,654)
Deferred compensation	(789)	(1,047)
Other, net	(187)	240

	(729)	(2,461)

Total	$12,962	$10,886

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Profit Sharing Plan

      The Company has a 401(k) profit-sharing plan, which covers substantially all employees with more than ninety days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All contributions to the plan are determined by the Board of Directors and totaled $2,582,000, $2,106,000, and $1,860,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Note 11 — Participation Share Agreement

      Effective December 1990, the Company adopted a Participation Share Agreement (the “Participation Plan”) with a key employee. The Participation Plan provided for the grant of participation shares equivalent to 10% of the Company, which were to be awarded at various dates through January 2000. Shares awarded were subjected to vesting at a rate of 20% per year. The original Participation Plan granted the employee deferred compensation in the appreciation of a defined per-share book value of the Company since January 1987 and contained an anti-dilutive provision.

      Effective December 31, 1996, the original Participation Plan was terminated and a Deferred Compensation Conversion Agreement (the “Agreement”) was entered into. Under the Agreement, the participation shares, whether or not vested or awarded under the Participation Plan, were converted to 2,700,653 shares of common stock. As of December 31, 2001, of the converted shares, 352,250 shares of common stock awarded were subject to vesting through December 2004.

      The total value of the share conversion was $15,693,000, of which $6,320,000 was unvested as of December 31, 1996. The unvested portion was recorded as a reduction in shareholders’ equity and will be amortized to compensation expense through December 2004 as shares are earned. Compensation expense related to the Participation Plan and the 1996 conversion totaled $682,000, $682,000, and $970,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Note 12 — Commitments and Contingencies

      The Company leases certain operating facilities from related parties of the Company. Total rent expense, including month-to-month rentals, for these leases amounted to $381,000, $408,000 and $339,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Rent expense was $2,568,000, $2,464,000 and $2,303,000 for non-related party leases during the years ended December 31, 2001, 2000 and 1999, respectively.

      The approximate future minimum payments on all lease obligations at December 31, 2001 are as follows (amounts in thousands):

	Non-related	Related
	Parties	Parties	Total

2002	$2,737	$366	$3,103
2003	1,570	366	1,936
2004	1,340	366	1,706
2005	1,023	366	1,389
2006	634	366	1,000
Thereafter	1,109	1,828	2,937

	$8,413	$3,658	$12,071

      The Company is a party to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to its initial public offering of common stock on April 1, 1998, the Company elected to be treated as an “S” corporation under provision of the Internal Revenue Code of 1986. Accordingly, payment of federal and most state taxes on income earned in the United States was the responsibility of the shareholders rather than the Company. In connection with the initial public offering the Company terminated its “S” corporation status and entered into a tax indemnification agreement with each of its shareholders, including Gertrude Boyle, Timothy P. Boyle, Sarah Bany, Don Santorufo and certain trusts. The agreements provide that the Company will indemnify and hold harmless each of these shareholders for federal, state, local or foreign income tax liabilities and costs relating thereto, resulting from any adjustment to the Company’s income that is the result of an increase or change in character of the Company’s income during the period it was treated as an “S” corporation. The agreements also provide that if there is a determination that the Company was not an “S” corporation prior to the Offerings, the shareholders will pay to the Company certain refunds actually received by them as a result of the determination.

Note 13 — Stock Incentive Plan

      The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 5,400,000 shares of the Company’s Common Stock of which 1,826,823 shares were available for future stock option grants under the Plan at December 31, 2001. Options granted prior to 2001 generally become exercisable ratably over a five-year period beginning from the date of grant and expire ten years from the date of grant. Options granted in 2001 generally become exercisable over a period of four years beginning one year after the date of grant and expire ten years from the date of the grant.

      The following table summarizes the stock option activity under the Company’s option plan:

	Outstanding		Exercisable

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Options outstanding at January 1, 1999	1,724,930	$9.43	400,553	$8.16
Granted	454,400	8.29
Cancelled	(104,799)	8.97
Exercised	(92,267)	6.47

Options outstanding at December 31, 1999	1,982,264	9.33	692,096	$8.95
Granted	1,028,424	15.03
Cancelled	(136,806)	10.81
Exercised	(498,959)	8.50

Options outstanding at December 31, 2000	2,374,923	11.89	712,139	$10.37
Granted	732,617	31.96
Cancelled	(178,146)	16.76
Exercised	(670,191)	10.73

Options outstanding at December 31, 2001	2,259,203	$18.37	618,855	$11.07

      The Company continues to measure compensation cost for the Plan using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in the Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-based Compensation”, had been adopted.

      The Company has elected to account for the Plan under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all stock options granted during 2001, 2000 and 1999 using the

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	2001	2000	1999

Risk-free interest rate	3.24 – 5.38%	5.66 – 6.72%	5.04 – 6.20%
Expected dividend yield	0%	0%	0%
Expected lives	4 to 8 years	4 to 8 years	4 to 8 years
Expected volatility	67.45%	67.15%	66.80%

      Using the Black-Scholes methodology, the total value of stock options granted during 2001, 2000 and 1999 was $14,994,000, $10,163,000 and $2,417,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 2001, 2000 and 1999 was $20.46, $9.88 and $5.34 per share, respectively.

      If the Company had accounted for the Plan in accordance with SFAS No. 123, the Company’s net income and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):

	2001		2000		1999

	As reported	Pro forma	As reported	Pro forma	As reported	Pro forma

Net income	$88,824	$84,972	$58,611	$56,435	$33,008	$31,878
Earnings per share — basic	$2.27	$2.18	$1.52	$1.46	$0.87	$0.84
Earnings per share — diluted	$2.23	$2.13	$1.48	$1.42	$0.86	$0.83

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

      The following table summarizes information about stock options outstanding at December 31, 2001:

Options Outstanding				Options Exercisable

		Weighted Average
		Remaining
Range of	Number of	Contractual	Weighted Average	Number of	Weighted Average
Exercise Prices	Shares	Life (yrs)	Exercise Price	Shares	Exercise Price

$6.45 – 9.67	480,459	6.26	$7.43	280,623	$7.10
$10.13 – 13.08	665,596	7.24	12.39	241,771	12.43
$15.71 – 18.13	402,163	8.41	17.58	87,448	17.41
$22.71 – 47.91	710,985	9.22	31.79	9,013	36.49

	2,259,203	7.86	$18.37	618,855	$11.07

Note 14 — Segment Information

      The Company operates predominantly in one industry segment: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, rugged footwear and related accessories.

      The geographic distribution of the Company’s net sales, income before income tax, identifiable assets, interest expense, and depreciation and amortization expense are summarized in the following table (in

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thousands) for the years ended December 31, 2001, 2000 and 1999. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	2001	2000	1999

Net sales to unrelated entities:
United States	$551,260	$438,854	$341,583
Canada	81,263	63,117	50,428
Europe	82,313	59,037	41,393
Other International	64,745	53,817	37,099

	$779,581	$614,825	$470,503

Income (loss) before income tax:
United States	$124,944	$77,296	$50,014
Canada	15,906	11,977	8,074
Europe	773	(436)	278
Other International	9,629	5,807	3,609
Less interest and other income (expense) and eliminations	(5,639)	(2,489)	(6,732)

	$145,613	$92,155	$55,243

Assets:
United States	$434,130	$351,270	$274,222
Canada	44,272	31,645	24,905
Europe	49,756	33,324	19,945
Other international	30,853	22,735	26,120

Total identifiable assets	559,011	438,974	345,192
Eliminations	(84,044)	(63,888)	(40,202)

Total assets	$474,967	$375,086	$304,990

Interest expense, net:
United States	$783	$3,311	$4,098
Canada	1,065	565	305
Europe	610	258	247
Other International	110	104	172

	$2,568	$4,238	$4,822

Depreciation and amortization expense:
United States	$15,083	$12,384	$11,709
Canada	242	376	400
Europe	1,027	483	163
Other International	389	405	332

	$16,741	$13,648	$12,604

Note 15 — Earnings Per Share

      SFAS No. 128, “Earnings per Share” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      There were no adjustments to net income in computing diluted earnings per share for the years ended December 31, 2001, 2000 and 1999. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2001	2000	1999

Weighted average common shares outstanding, used in computing basic earnings per share	39,051	38,541	37,997
Effect of dilutive stock options	789	1,067	415

Weighted-average common shares outstanding, used in computing diluted earnings per share	39,840	39,608	38,412

Earnings per share of common stock:
Basic	$2.27	$1.52	$0.87
Diluted	2.23	1.48	0.86

      Earnings per share and weighted average shares outstanding above have been restated to reflect the three-for-two stock split that was distributed on June 4, 2001, to all shareholders of record at the close of business on May 17, 2001.

      Options to purchase an additional 34,000, 16,000, and 667,000 shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

Note 16 — Financial Risk Management and Derivatives

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

      At December 31, 2001 and 2000, the Company had approximately $53,974,000 and $47,201,000 (notional) in forward exchange contracts. The net derivative gain (loss) included in the Company’s liabilities and deferred in other comprehensive income was $844,000 and $(1,615,000) at December 31, 2001 and 2000, respectively.

      The counterparties to derivative transactions are major financial institutions with high investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted and is immaterial to any one institution at December 31, 2001 and 2000. To manage this risk, the Company has established strict counterparty credit guidelines, which are continually monitored and reported to Senior Management according to prescribed guidelines. As a result, the Company considers the risk of counterparty default to be minimal.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SUPPLEMENTAL INFORMATION — QUARTERLY FINANCIAL DATA (Unaudited)

      The following table summarizes the Company’s quarterly financial data for the past two years ending December 31, 2001 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2001
Net sales	$138,083	$121,544	$305,630	$214,324
Gross profit	59,201	53,189	146,645	98,116
Net income	8,608	6,430	49,576	24,210
Earnings per share — basic	$0.22	$0.16	$1.26	$0.62
— diluted	0.22	0.16	1.24	0.61

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2000
Net sales	$108,437	$97,155	$247,346	$161,887
Gross profit	46,538	43,729	116,167	73,702
Net income	3,272	3,618	38,218	13,503
Earnings per share — basic	$0.09	$0.09	$1.00	$0.35
— diluted	0.09	0.09	0.96	0.34

      Earnings per share have been restated to reflect the three-for-two stock split that was distributed on June 4, 2001, to all shareholders of record at the close of business on May 17, 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Company

      Information with respect to our directors is hereby incorporated by reference from our proxy statement, under the caption “Election of Directors,” for our 2002 annual meeting of shareholders (the “2002 Proxy Statement”) to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed no later than 120 days after the end of our fiscal year ended December 31, 2001. Information with respect to executive officers is included under Item 4(a) of Part I of this report.

Item 11. Executive Compensation

      There is incorporated herein by reference the information required by this Item included in the 2002 Proxy Statement under the caption “Executive Compensation” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      There is incorporated herein by reference the information required by this Item included in the 2002 Proxy Statement under the caption “Voting Securities and Principal Shareholders” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001.

Item 13. Certain Relationships and Related Transactions

      There is incorporated herein by reference the information required by this Item included in the 2002 Proxy Statement under the caption “Certain Relationships and Related Transactions” which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (a)(2) Financial Statements. The Financial Statements of the Company filed as part of this Annual Report on Form 10-K are on pages 22 to 40 of this Annual Report.

(a)(3) Exhibits

Exhibit
Number	Description

3.1	Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)
3.2	2000 Restated Bylaws (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)
4.1	See Article II of Exhibit 3.1 and Article I of Exhibit 3.2
†10.1	1997 Stock Incentive Plan, as amended
†*10.2	Form of Incentive Stock Option Agreement
†*10.3	Form of Nonstatutory Stock Option Agreement
†10.3(a)	Form of Executive Stock Option Agreement (incorporated by reference to exhibit 10.3 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
*10.4	Credit Agreement between the Hong Kong and Shanghai Banking Corporation Limited and the Company dated September 17, 1991, as amended
*10.5	Buying Agency Agreement between Nissho Iwai American Corporation and the Company dated January 1, 1992, as amended
*10.5(a)	Amendment No. 2 to the Buying Agency Agreement Between Nissho Iwai American Corporation and the Company dated February 19, 1998
10.5(b)	Buying Agency Agreement between the Company and Nissho Iwai American Corporation dated October 1, 1998 (incorporated by reference in exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998).
*10.6	Credit Agreement between the Company and Wells Fargo Bank, N.A. dated July 31, 1997
*10.6(a)	Form of First Amendment to Credit Agreement between the Company and Wells Fargo Bank, N.A. dated March 23, 1998
10.6(b)	Credit Agreement Extension between the Company and Wells Fargo Bank National Association dated June 30, 1998 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).
10.6(c)	Second Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated July 31, 1998 (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).
10.6(d)	Third Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated June 30, 1999 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).
10.6(e)	Fourth Amendment to Credit Agreement dated July 31, 2000 between the Company and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).
*10.7	Assumption Agreement by and between the Company, Timothy P. Boyle and Don Santorufo and First Interstate Bank of Oregon, N.A., dated March 8, 1996; and form of First Amendment thereto dated March 23, 1998
*10.10	Form of Lease between Gertrude Boyle and the Company

Exhibit
Number	Description

*10.11	Lease between BB&S Development Company and the Company, dated February 12, 1996
*10.12	Lease between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 3, 1994
10.12(a)	Lease Amending Agreement between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 1, 2002
10.12(b)	Indemnity Agreement between Columbia Sportswear Company and B.A.R.K. Holdings, Inc., dated January 1, 2002
†*10.13	Deferred Compensation Conversion Agreement between the Company and Don Santorufo, dated December 31, 1996
*10.14	Form of Tax Indemnification Agreement for existing shareholders
†*10.15	Employment Agreement between Carl K. Davis and the Company dated as of September 5, 1997
*10.16	Form of Indemnity Agreement for Directors
*10.17	Form of Agreement Regarding Plan of Recapitalization Among the Company and Shareholders
†*10.18	Amendment and Waiver, Deferred Compensation Conversion Agreement, between the Company and Don Santorufo
10.20	Note Purchase and Private Shelf Agreement between the Company and The Prudential Insurance Company of America and Pruco Life Insurance Company dated August 11, 1998 (incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998)
†10.21	1999 Employee Stock Purchase Plan, as amended
†10.22	Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)
21.1	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP
24.1	Powers of Attorney

†	Management Contract or Compensatory Plan

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-43199).

(b) No reports on Form 8-K were held during the last quarter of the period covered by this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 28, 2002.

COLUMBIA SPORTSWEAR COMPANY

By:	/s/ PATRICK D. ANDERSON

Patrick D. Anderson
Vice President of Finance and Administration,
Chief Financial Officer, Treasurer and
Assistant Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2002.

Signatures	Title

/s/ *TIMOTHY P. BOYLE Timothy P. Boyle	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ PATRICK D. ANDERSON Patrick D. Anderson	Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ *GERTRUDE BOYLE Gertrude Boyle	Chairman of the Board of Directors

/s/ *SARAH BANY Sarah Bany	Director

/s/ *EDWARD S. GEORGE Edward S. George	Director

/s/ *MURREY R. ALBERS Murrey R. Albers	Director

/s/ *JOHN STANTON John Stanton	Director

/s/ *WALTER KLENZ Walter Klenz	Director
*By: /s/ PATRICK D. ANDERSON Patrick D. Anderson as Attorney-in-Fact