Form 10-Q
period 2002-03-31
COLUMBIA SPORTSWEAR CO
filed 2002-05-15
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________

COLUMBIA SPORTSWEAR COMPANY

(Exact name of registrant as specified in its charter)

Oregon	0-23939	93-0498284

(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

14375 Northwest Science Park Drive Portland, Oregon	97229

(Address of principal executive offices)	(Zip Code)

(503) 985-4000

(Registrant’s telephone number, including area code)

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

YES [X]      NO [   ]

The number of shares of Common Stock outstanding on April 30, 2002, was 39,362,463.

COLUMBIA SPORTSWEAR COMPANY

MARCH 31, 2002

INDEX TO FORM 10-Q

PAGE NO.

PART I. FINANCIAL INFORMATION

ITEM 1 — Financial Statements — Columbia Sportswear Company (Unaudited)

Condensed Consolidated Balance Sheets	2

Condensed Consolidated Statements of Operations	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk	11

PART II. OTHER INFORMATION

ITEM 1 — Legal Proceedings	12

ITEM 6 — Exhibits and Reports on Form 8-K	12

SIGNATURES	13

ITEM 1 — Financial Statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2002	December 31, 2001

ASSETS

Current Assets:
Cash and cash equivalents	$123,910	$79,082
Accounts receivable, net of allowance of $8,173 and $8,016, respectively	104,964	155,252
Inventories (Note 2)	114,342	114,889
Deferred tax asset	13,872	13,691
Prepaid expenses and other current assets	4,149	3,847

Total current assets	361,237	366,761
Property, plant, and equipment, net	104,400	100,672
Intangibles and other assets (Note 3)	7,549	7,534

Total assets	$473,186	$474,967

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Notes payable	$28,381	$24,905
Accounts payable	31,150	32,068
Accrued liabilities	20,275	34,054
Current portion of long-term debt	4,776	4,775

Total current liabilities	84,582	95,802
Long-term debt	24,507	25,047
Deferred tax liability	842	729

Total liabilities	109,931	121,578
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 50,000 shares authorized; 39,342 and 39,283 issued and outstanding	150,311	149,473
Retained earnings	221,688	212,725
Accumulated other comprehensive loss	(6,868)	(6,763)
Unearned portion of restricted stock issued for future services	(1,876)	(2,046)

Total shareholders’ equity	363,255	353,389

Total liabilities and shareholders’ equity	$473,186	$474,967

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net sales	$143,299	$138,083
Cost of sales	82,148	78,882

Gross profit	61,151	59,201
Selling, general, and administrative	46,227	44,893

Income from operations	14,924	14,308
Interest expense, net	109	80

Income before income tax	14,815	14,228
Income tax expense	5,852	5,620

Net income (Note 4)	$8,963	$8,608

Earnings per share (Note 5):
Basic	$0.23	$0.22
Diluted	0.22	0.22
Weighted average shares outstanding :
Basic	39,302	38,697
Diluted	40,010	39,795

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Cash Provided by (Used in) Operating Activities:
Net income	$8,963	$8,608
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,295	3,642
Amortization of unearned compensation	170	171
Loss on disposal of property, plant, and equipment	31	29
Deferred income taxes	(78)	1,155
Tax benefit from employee stock plans	186	2,020
Changes in operating assets and liabilities:
Accounts receivable	49,710	29,560
Inventories	138	(24,205)
Prepaid expenses and other current assets	(316)	639
Intangibles and other assets	(37)	28
Accounts payable	(359)	(4,354)
Accrued liabilities	(13,903)	(8,013)

Net cash provided by operating activities	48,800	9,280

Cash Provided by (Used in) Investing Activities:
Capital expenditures	(8,287)	(8,732)
Proceeds from sale of property, plant, and equipment	13	15

Net cash used in investing activities	(8,274)	(8,717)

Cash Provided by (Used in) Financing Activities:
Net borrowings from notes payable	3,705	2,312
Repayment on long-term debt	(503)	(75)
Proceeds from employee stock plans	838	2,909

Net cash provided by financing activities	4,040	5,146

Net Effect of Exchange Rate Changes on Cash	262	(694)

Net Increase in Cash and Cash Equivalents	44,828	5,015
Cash and Cash Equivalents, Beginning of Period	79,082	35,464

Cash and Cash Equivalents, End of Period	$123,910	$40,479

Supplemental Disclosures of Cash Flow Information:
Cash paid during the quarter for interest, net of capitalized interest	$201	$358
Cash paid during the quarter for income taxes	$5,173	3,164

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Certain reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

NOTE 2. INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories consist of the following (in thousands):

	March 31, 2002	December 31, 2001

Raw materials	$2,262	$4,209
Work in process	8,633	6,156
Finished goods	103,447	104,524

	$114,342	$114,889

NOTE 3. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands):

	March 31, 2002	December 31, 2001

Trademarks	$6,971	$6,971
Other assets	578	563

	$7,549	$7,534

NOTE 4. COMPREHENSIVE INCOME

Comprehensive income and its components, net of tax, are as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income	$8,963	$8,608
Foreign currency translation adjustments	(658)	(1,945)
Unrealized gain on derivative transactions (net of tax expense, $131 and $1,155, respectively)	553	1,853

Comprehensive income	$8,858	$8,516

NOTE 5. EARNINGS PER SHARE

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted earnings per share for the three months ended March 31, 2002 and 2001. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Weighted average common shares outstanding, used in computing basic earnings per share	39,302	38,697
Effect of dilutive stock options	708	1,098

Weighted-average common shares outstanding, used in computing diluted earnings per share	40,010	39,795

Earnings per share of common stock:
Basic	$0.23	$0.22
Diluted	0.22	0.22

Earnings per share and weighted average shares outstanding above have been restated to reflect the three-for-two stock split that was distributed on June 4, 2001, to all shareholders of record at the close of business on May 17, 2001.

Options to purchase an additional 34,000 and 0 shares of common stock were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because their effect would be antidilutive.

NOTE 6. SEGMENT INFORMATION

The Company operates in one industry segment: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, rugged footwear, and accessories. The geographic distribution of the Company’s net sales, income before income tax, and identifiable assets are summarized in the following table (in thousands). Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	Three Months Ended
	March 31,

	2002	2001

Net sales to unrelated entities:
United States	$90,737	$86,396
Canada	13,033	13,467
Europe	25,157	22,701
Other International	14,372	15,519

	$143,299	$138,083

Income before income tax:
United States	$8,605	$9,164
Canada	1,311	2,174
Europe	2,594	255
Other International	2,086	2,540
Less interest and other income, net and eliminations	219	95

	$14,815	$14,228

	March 31,	December 31,
	2002	2001

Total assets:
United States	$452,813	$434,130
Canada	38,813	44,272
Europe	53,661	49,756
Other international	29,127	30,853

	574,414	559,011
Eliminations	(101,228)	(84,044)

Total assets	$473,186	$474,967

NOTE 7. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company’s risk management programs, the Company uses a variety of financial instruments, including foreign currency option and forward exchange contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company uses a combination of foreign currency option and forward exchange contracts to hedge against the currency risk associated with Japanese yen, Canadian dollar and European Euro denominated, firmly committed and anticipated transactions for the next twelve months.

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”, as amended, such financial instruments are marked-to-market with the offset to shareholders’ equity and then subsequently recognized as a component of gross margin when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the three months ended March 31, 2002 and 2001.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The statement eliminates amortization of goodwill and certain intangible assets with indefinite useful lives and instead sets forth methods to periodically evaluate these assets for impairment. The Company adopted SFAS No. 142 on January 1, 2002 and therefore ceased amortization of goodwill and certain intangible assets. Other than the cessation of amortization, the adoption of this statement had no impact on the Company’s results of operations or cash flows for the three months ended March 31, 2002. The amount of goodwill and intangible assets with indefinite useful lives amortization expense was $231,000 for the three months ended March 31, 2001. As part of the adoption of SFAS 142, the Company is required to complete an impairment test on existing goodwill and certain intangible assets by June 30, 2002. The Company has not yet completed such impairment test.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001 and became effective January 1, 2002. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting Results of Operations— Reporting the Effects of Disposal of a Segment of a Business.” The adoption of SFAS 144 did not have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The statements in this report concerning liquidity, future financing and working capital requirements and availability, and expenditures for expansion of our distribution facilities constitute forward-looking statements that are subject to risks and uncertainties. Many factors could cause actual results to differ materially from those projected in such forward looking statements, including risks described in our annual report on Form 10-K for the year ended December 31, 2001 under the heading “Factors That May Affect Our Business and Our Common Stock”. Factors that could adversely affect future financing and working capital needs and availability include, but are not limited to, unfavorable economic conditions, a decline in consumer confidence; the financial health of our customers; disruptions or other effects related to terrorism and acts of war (including shipping disruptions, the costs of increased security measures, changes in consumer behavior, and more unpredictable retail, planning and sourcing environment); increased competitive factors (including increased competition, new product offerings by competitors and price pressures); changes in consumer preferences; unseasonable weather (for example, warmer than average winter seasons and colder than average spring seasons); an inability to increase sales to department stores or to open and operate new concept shops on favorable terms; a failure to manage growth effectively; unavailability of independent manufacturing, labor or supplies at reasonable prices; disruptions in the outerwear, sportswear and rugged footwear industries; delays or disruptions in our capital projects, particularly our proposed European distribution facility; the Company’s ability to effectively deliver its products to customers in a timely manner due to potential service interruptions (including, but not limited to, a potential labor dispute at western U.S. ports, between the International Longshore and Warehouse Union and the Pacific Maritime Association in mid-2002, a critical shipping period for the Company). The Company does not undertake any obligations to update this forward-looking information to conform it to changes in circumstances or expectations.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.

	Three Months Ended
	March 31,

	2002	2001

Net sales	100.0%	100.0%
Cost of sales	57.3	57.1

Gross profit	42.7	42.9
Selling, general and administrative	32.3	32.5

Income from operations	10.4	10.4
Interest expense, net	0.1	0.1

Income before income tax	10.3	10.3
Income tax expense	4.0	4.1

Net income	6.3%	6.2%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net sales: Net sales increased 3.8% to $143.3 million for the three month period ended March 31, 2002 from $138.1 million for the comparable period in 2001. Domestic sales increased 5.0% to $90.7 million for the three month period ended March 31, 2002 from $86.4 million for the comparable period in 2001. Canadian sales decreased 3.7% to $13.0 million for the three month period ended March 31, 2002 from $13.5 million for the same period in 2001. European direct sales increased 11.0% to $25.2 million for the three month period in 2002 from $22.7 million for the comparable period in 2001. Net other international sales, excluding Canadian sales and European direct sales, decreased 7.1% to $14.4 million for the three month period ended March 31, 2002 from $15.5 million for the same period in 2001. Sales growth was driven by strong early customer demand for spring apparel products as well as an increase in fall close-out shipments. By product category, the growth is attributable to increased sales of outerwear in the United States and Europe.

Gross Profit: Gross profit as a percentage of net sales was 42.7% for the three months ended March 31, 2002 compared to 42.9% for the comparable period in 2001. The decrease in gross margin was the result of an increase of fall outerwear close-out shipments during the three months ended March 31, 2002 as compared to the same period in 2001.

Selling, General and Administrative Expense: Selling, general, and administrative expense (SG&A) increased 2.9% to $46.2 million for the three months ended March 31, 2002 from $44.9 million for the comparable period in 2001, primarily due to an increase in variable selling and operating expenses to support the higher level of sales. As a percentage of sales, SG&A decreased to 32.3% for the three months ended March 31, 2002 from 32.5% for the comparable period in 2001. The slight decrease as a percentage of sales is the result of continued strong internal cost control measures as well as improved operational efficiencies in our European and domestic distribution centers.

Interest Expense: Interest expense increased by 36.3% for the three months ended March 31, 2002 from the comparable period in 2001. This increase was attributable to increased borrowings during the quarter ended March 31, 2002 when compared to the same period in 2001.

Income Tax Expense: The provision for income taxes was $5.9 million and $5.6 million for the three months ended March 31, 2002 and 2001, respectively. The provision for income taxes, as a percentage of pre-tax income was 39.5% for the three months ended March 31, 2002 and 2001.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and the continued growth of the business. At March 31, 2002, we had total cash equivalents of $123.9 million compared to $79.1 million at December 31, 2001. Cash provided by operating activities was $48.8 million for the three months ended March 31, 2002 and $9.3 million for the comparable period in 2001. This increase was primarily due to a decrease in accounts receivable and decreased inventory purchases which provided additional working capital to fund the Company’s first quarter operations.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our domestic and international operations and general corporate needs. Net cash used in investing activities was $8.3 million for the three months ended March 31, 2002 and $8.7 million for the comparable period in 2001. During the quarter ended March 31, 2002, our major capital expenditures consisted of approximately $1.3 million for the expansion and retrofit of our United States distribution center which is near completion and $4.4 million for the construction of our European distribution facility.

Cash provided by financing activities was $4.0 million for the three months ended March 31, 2002 and $5.1 million for the comparable period in 2001. The decrease in net cash provided by financing activities was primarily due to fewer proceeds from the issuance of stock from employee stock plans offset by an increase in borrowings during the period.

To fund our working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $35 to $75 million, of which $10 million to $50 million is committed. As of March 31, 2002, there was no balance outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by our domestic operations. The balance outstanding under these lines of credit was $28.4 million as of March 31, 2002.

Additionally, we maintain credit agreements in order to provide us with unsecured import lines of credit with a combined limit of approximately $190 million available for issuing documentary letters of credit. As set forth in the terms of the agreement with Nissho Iwai American Corporation, our agreement dated October 1, 1998 was allowed to expire on September 30, 2001. Nissho Iwai American Corporation continued to provide import and related financing services through April 30, 2002.

We have recently announced capital expenditures to support our growth, including the construction and expansion of our distribution facilities. We anticipate the capital expenditures associated with these distribution projects, including the construction of a European distribution center, will be approximately $27 million during 2002. Coupled with our maintenance capital requirements, our anticipated capital expenditures for 2002 will be approximately $37 million and will be funded by existing cash and cash provided by operations. However, if the need for additional financing arises, our ability to obtain additional credit facilities will depend on prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The statement eliminates amortization of goodwill and certain intangible assets with indefinite useful lives and instead sets forth methods to periodically evaluate these assets for impairment. The Company adopted SFAS No. 142 on January 1, 2002 and therefore ceased amortization of goodwill and certain intangible assets. Other than the cessation of amortization, the adoption of this statement had no impact on the Company’s results of operations or cash flows for the three months ended March 31, 2002. The amount of goodwill and intangible assets with indefinite useful lives amortization expense was $231,000 for the three months ended March 31, 2001. As part of the adoption of SFAS 142, the Company is required to complete an impairment test on existing goodwill and certain intangible assets by June 30, 2002. The Company has not yet completed such impairment test.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001 and became effective January 1, 2002. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and APB Opinion No. 30, “Reporting Results of Operations— Reporting the Effects of Disposal of a Segment of a Business.” The adoption of SFAS 144 did not have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1 — Legal Proceedings

On April 26, 2002 the Canada Customs and Revenue Agency (CIPR) instituted a dumping investigation regarding water proof footwear imported into Canada from Vietnam, Macao and Hong Kong. The investigation, commenced at the request of the domestic footwear industry in Canada, alleges that the subject imported footwear is being sold in Canada at less than “fair value” and that the sales are threatening the domestic industry. Several models of footwear imported by the Company under both the Columbia Sportswear and Sorel names are subject to the investigation. If it is determined that the subject footwear is being “dumped” into Canada and is threatening the domestic industry, the CIPR could impose restrictive, high dumping duties on the imported footwear. The imposition of such duties could have an adverse impact on the sales of Columbia Sportswear and Sorel footwear in Canada and on the results of operations. The Company is vigorously contesting the allegations.

ITEM 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: 5/14/02	/s/ PATRICK D. ANDERSON

Patrick D. Anderson Vice President of Finance and Administration, Chief Financial Officer, and Authorized Officer