Form 10-Q
period 2002-06-30
COLUMBIA SPORTSWEAR CO
filed 2002-08-14
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

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

YES [X]         NO [   ]

The number of shares of Common Stock outstanding on July 31, 2002 was 39,451,591.

COLUMBIA SPORTSWEAR COMPANY

JUNE 30, 2002

INDEX TO FORM 10-Q

			PAGE NO.

PART I.	FINANCIAL INFORMATION

	ITEM 1 —	Financial Statements — Columbia Sportswear Company (Unaudited)

		Condensed Consolidated Balance Sheets	2

		Condensed Consolidated Statements of Operations	3

		Condensed Consolidated Statements of Cash Flows	4

		Notes to Condensed Consolidated Financial Statements	5

	ITEM 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	ITEM 3 —	Quantitative and Qualitative Disclosures About Market Risk	12

PART II.	OTHER INFORMATION

	ITEM 4 —	Submission of Matters to a Vote of Security Holders	13

	ITEM 6 —	Exhibits and Reports on Form 8-K	13

		SIGNATURES	14

ITEM 1 — Financial Statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$71,569	$79,082
Accounts receivable, net of allowance of $8,602 and $8,016, respectively	103,144	155,252
Inventories (Note 2)	170,695	114,889
Deferred tax asset	14,604	13,691
Prepaid expenses and other current assets	4,720	3,847

Total current assets	364,732	366,761
Property, plant, and equipment, net	116,354	100,672
Intangibles and other assets (Note 3)	7,465	7,534

Total assets	$488,551	$474,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$12,069	$24,905
Accounts payable	45,423	32,068
Accrued liabilities	23,539	34,054
Current portion of long-term debt	4,614	4,775

Total current liabilities	85,645	95,802
Long-term debt	24,648	25,047
Deferred tax liability	946	729

Total liabilities	111,239	121,578
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 39,451 and 39,283 issued and outstanding	152,900	149,473
Retained earnings	229,224	212,725
Accumulated other comprehensive loss	(3,107)	(6,763)
Unearned portion of restricted stock issued for future services	(1,705)	(2,046)

Total shareholders’ equity	377,312	353,389

Total liabilities and shareholders’ equity	$488,551	$474,967

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$124,195	$121,544	$267,494	$259,627
Cost of sales	70,101	68,355	152,249	147,237

Gross profit	54,094	53,189	115,245	112,390
Selling, general, and administrative	42,787	41,995	89,014	86,888

Income from operations	11,307	11,194	26,231	25,502
Interest (income) expense, net	(276)	566	(167)	646

Income before income tax	11,583	10,628	26,398	24,856
Income tax expense	4,047	4,198	9,899	9,818

Net income (Note 4)	$7,536	$6,430	$16,499	$15,038

Earnings per share (Note 5):
Basic	$0.19	$0.16	$0.42	$0.39
Diluted	0.19	0.16	0.41	0.38
Weighted average shares outstanding :
Basic	39,399	39,029	39,351	38,865
Diluted	40,127	40,074	40,046	39,810

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash Provided by (Used in) Operating Activities:
Net income	$16,499	$15,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,907	7,553
Amortization of unearned compensation	341	341
Loss on disposal of property, plant, and equipment	63	96
Deferred income taxes	(550)	1,105
Tax benefit from employee stock plans	1,050	6,418
Changes in operating assets and liabilities:
Accounts receivable	56,062	28,946
Inventories	(53,086)	(83,373)
Prepaid expenses and other current assets	(801)	(433)
Intangibles and other assets	165	61
Accounts payable	8,553	30,112
Accrued liabilities	(10,243)	(9,847)

Net cash provided by (used in) operating activities	26,960	(3,983)

Cash Provided by (Used in) Investing Activities:
Capital expenditures	(22,156)	(19,410)
Proceeds from sale of property, plant, and equipment	13	16

Net cash used in investing activities	(22,143)	(19,394)

Cash Provided by (Used in) Financing Activities:
Net borrowings from (repayment on) notes payable	(14,698)	2,663
Repayment on long-term debt	(935)	(492)
Proceeds from employee stock plans	2,377	7,124

Net cash provided by (used in) financing activities	(13,256)	9,295

Net Effect of Exchange Rate Changes on Cash	926	(444)

Net Decrease in Cash and Cash Equivalents	(7,513)	(14,526)
Cash and Cash Equivalents, Beginning of Period	79,082	35,464

Cash and Cash Equivalents, End of Period	$71,569	$20,938

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$233	$1,175
Cash paid during the period for income taxes	3,265	5,199

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Certain reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

NOTE 2. INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method.

Inventories consist of the following (in thousands):

	June 30, 2002	December 31, 2001

Raw materials	$1,594	$4,209
Work in process	14,958	6,156
Finished goods	154,143	104,524

	$170,695	$114,889

NOTE 3. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands):

	June 30, 2002	December 31, 2001

Trademarks	$6,971	$6,971
Other assets	494	563

	$7,465	$7,534

Effective January 1, 2002, certain intangible assets with indefinite useful lives are no longer being amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

NOTE 4. COMPREHENSIVE INCOME

Comprehensive income and its components, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$7,536	$6,430	$16,499	$15,038
Foreign currency translation gain (loss)	6,109	403	5,451	(1,542)
Unrealized gain (loss) on derivative transactions (net of tax benefit (expense), $713, $50, $582, and ($1,105), respectively)	(2,348)	(80)	(1,795)	1,773

Comprehensive income	$11,297	$6,753	$20,155	$15,269

NOTE 5. EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted EPS for the three and six months ended June 30, 2002 and 2001. A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Weighted average common shares outstanding, used in computing basic earnings per share	39,399	39,029	39,351	38,865
Effect of dilutive stock options	728	1,045	695	945

Weighted-average common shares outstanding, used in computing diluted earnings per share	40,127	40,074	40,046	39,810

Earnings per share of common stock:
Basic	$0.19	$0.16	$0.42	$0.39
Diluted	0.19	0.16	0.41	0.38

Options to purchase an additional 758,000 and 34,000 shares of common stock were outstanding at June 30, 2002 and 2001, respectively, but these shares were not included in the computation of diluted EPS because their effect would be antidilutive.

NOTE 6. SEGMENT INFORMATION

The Company operates in one industry segment: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, rugged footwear, and accessories. The geographic distribution of the Company’s net sales, income before income tax, and identifiable assets are summarized in the following tables (in thousands). In addition to the geographic distribution, the Company’s net sales by major product line are also summarized below. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales to unrelated entities:
United States	$86,856	$88,029	$177,593	$174,425
Canada	7,221	7,897	20,254	21,364
Europe	14,766	13,454	39,923	36,155
Other International	15,352	12,164	29,724	27,683

	$124,195	$121,544	$267,494	$259,627

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Income before income tax:
United States	$11,116	$15,290	$19,721	$24,454
Canada	251	515	1,562	2,689
Europe	(1,907)	(1,180)	687	(925)
Other International	1,553	1,770	3,639	4,310
Less interest and other income, net and eliminations	570	(5,767)	789	(5,672)

	$11,583	$10,628	$26,398	$24,856

	June 30,	December 31,
	2002	2001

Total assets:
United States	$478,921	$434,130
Canada	38,572	44,272
Europe	74,615	49,756
Other international	28,309	30,853

	620,417	559,011
Eliminations	(131,866)	(84,044)

Total assets	$488,551	$474,967

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales to unrelated entities:
Outerwear	$40,964	$44,764	$77,694	$77,961
Sportswear	60,689	59,624	141,577	140,655
Footwear	17,637	12,076	37,885	32,038
Accessories	4,905	5,080	10,338	8,973

	$124,195	$121,544	$267,494	$259,627

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

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”, as amended, such financial instruments are marked-to-market with the offset to shareholders’ equity and then subsequently recognized as a component of gross margin when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the three and six months ended June 30, 2002 and 2001.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The statement eliminates amortization of goodwill and certain intangible assets with indefinite useful lives and instead sets forth methods to periodically evaluate these assets for impairment. The Company adopted SFAS No. 142 on January 1, 2002 and therefore ceased amortization of certain intangible assets. Other than the cessation of amortization, the adoption of this statement had no impact on the Company’s results of operations or cash flows for the six months ended June 30, 2002. The amount of intangible assets with indefinite useful lives amortization expense was $199,000 and $398,000 for the three and six months ended June 30, 2001, respectively. During the second quarter of 2002, the Company completed an impairment test on the intangible assets and determined that these assets are not impaired.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of the statement are effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report includes forward looking statements, including statements concerning liquidity, future financing and working capital requirements and availability, and expenditures for expansion of our distribution facilities. These forward-looking statements are subject to risks and uncertainties. Many factors could cause actual results to differ materially from those projected in such forward looking statements, including risks described in our annual report on Form 10-K for the year ended December 31, 2001 under the heading “Factors That May Affect Our Business and Our Common Stock”. Factors that could adversely affect future liquidity financing and working capital needs and availability include, but are not limited to, unfavorable economic conditions, a decline in consumer confidence; the financial health of our customers; disruptions or other effects related to terrorism and acts of war (including shipping disruptions, the costs of increased security measures, changes in consumer behavior, and more unpredictable retail, planning and sourcing environment); changes in duties, tariffs, quotas, taxes or other fees applicable to our business; increased competitive factors (including increased competition, new product offerings by competitors and price pressures); changes in consumer preferences; unseasonable weather (for example, warmer than average winter seasons and colder than average spring seasons); an inability to increase sales to department stores or to open and operate new concept shops on favorable terms; a failure to manage growth effectively; unavailability of independent manufacturing, labor or supplies at reasonable prices; disruptions in the outerwear, sportswear and rugged footwear industries; delays or disruptions in our capital projects, particularly our partially constructed European distribution facility; the Company’s ability to effectively deliver its products to customers in a timely manner due to potential service interruptions (including, but not limited to, a potential labor dispute at western U.S. ports, between the International Longshore and Warehouse Union and the Pacific Maritime Association). The Company does not undertake any obligations to update this forward-looking information to conform it to changes in circumstances or expectations.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.4	56.2	56.9	56.7

Gross profit	43.6	43.8	43.1	43.3
Selling, general and administrative	34.5	34.6	33.3	33.5

Income from operations	9.1	9.2	9.8	9.8
Interest (income) expense, net	(0.2)	0.5	(0.1)	0.2

Income before income tax	9.3	8.7	9.9	9.6
Income tax expense	3.2	3.4	3.7	3.8

Net income	6.1%	5.3%	6.2%	5.8%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net sales: Net sales increased 2.2% to $124.2 million for the three month period ended June 30, 2002 from $121.5 million for the comparable period in 2001. Domestic sales decreased 1.3% to $86.9 million for the three month period ended June 30, 2002 from $88.0 million for the comparable period in 2001. Canadian sales decreased 8.9% to $7.2 million for the three month period ended June 30, 2002 from $7.9 million for the same period in 2001. European direct sales increased 10.4% to $14.8 million for the three month period in 2002 from $13.4 million for the comparable period in 2001. Net other international sales, excluding Canadian sales and European direct sales, increased 25.4% to $15.3 million for the three month period ended June 30, 2002 from $12.2 million for the same period in 2001. Sales growth was largely attributable to relative strengths in our international distributor and European businesses. Categorically, sales of footwear units was the key growth driver for the three month period ended June 30, 2002.

Gross Profit: Gross profit as a percentage of net sales was 43.6% for the three months ended June 30, 2002 compared to 43.8% for the comparable period in 2001. The decrease in gross margin was the result of increased sales of spring closeouts during the three months ended June 30, 2002 as compared to the same period in 2001.

Selling, General and Administrative Expense: Selling, general, and administrative expense (SG&A) increased 1.9% to $42.8 million for the three months ended June 30, 2002 from $42.0 million for the comparable period in 2001, primarily due to an increase in depreciation and personnel costs to support the higher level of sales. As a percentage of sales, SG&A decreased to 34.5% for the three months ended June 30, 2002 from 34.6% for the comparable period in 2001. The slight decrease as a percentage of sales is primarily the result of continued internal cost control measures.

Interest (Income) Expense: Interest income was $0.3 million for the three months ended June 30, 2002 compared to interest expense of $0.6 million for three months ended June 30, 2001. This change was attributable to our increased cash position as well as repayment on borrowings for the quarter ended June 30, 2002 when compared to the same period in 2001.

Income Tax Expense: The provision for income taxes was $4.0 million and $4.2 million for the three months ended June 30, 2002 and 2001, respectively. The provision for income taxes, as a percentage of pre-tax income, was 34.9% and 39.5% for the three months ended June 30, 2002 and 2001, respectively. The reduction in the effective rate to 34.9% for the second quarter is due primarily to the truing up of the rate for the first half of the year to the currently anticipated full year rate of 37.5%. The reduction is due to several factors including the relative mix of international and domestic profitability and, to a lesser degree, the utilization of foreign tax credits.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net sales: Net sales increased 3.0% to $267.5 million for the six month period ended June 30, 2002 from $259.6 million for the comparable period in 2001. Domestic sales increased 1.8% to $177.6 million for the six month period ended June 30, 2002 from $174.4 million for the comparable period in 2001. Canadian sales decreased 5.1% to $20.3 million for the six month period ended June 30, 2002 from $21.4 million for the same period in 2001. European direct sales increased 10.5% to $39.9 million for the six month period in 2002 from $36.1 million for the comparable period in 2001. Net other international sales, excluding Canadian sales and European direct sales, increased 7.2% to $29.7 million for the six month period ended June 30, 2002 from $27.7 million for the same period in 2001. Sales growth was largely attributable to relative strengths in our international distributor and European businesses. By product category, the growth is attributable to increased sales of footwear units in the United States and Europe.

Gross Profit: Gross profit as a percentage of net sales was 43.1% for the six months ended June 30, 2002 compared to 43.3% for the comparable period in 2001. The decrease in gross margin was the result of an increase of fall and spring outerwear close-out shipments during the six months ended June 30, 2002 as compared to the same period in 2001.

Selling, General and Administrative Expense: SG&A increased 2.4% to $89.0 million for the six months ended June 30, 2002 from $86.9 million for the comparable period in 2001, primarily as a result of an increase in depreciation and personnel costs to support the higher level of sales. As a percentage of sales, SG&A decreased to 33.3% for the six months ended June 30, 2002 from 33.5% for the comparable period in 2001. The slight decrease as a percentage of sales is primarily the result of continued internal cost control measures.

Interest (Income) Expense: Interest income was $0.2 million for the six months ended June 30, 2002 compared to interest expense of $0.6 million for six months ended June 30, 2001. This change was attributable to our increased cash position as well as repayment on borrowings for the quarter ended June 30, 2002 when compared to the same period in 2001.

Income Tax Expense: The provision for income taxes was $9.9 million and $9.8 million for the six months ended June 30, 2002 and 2001, respectively. The provision for income taxes, as a percentage of pre-tax income, was 37.5% and 39.5% for the six months ended June 30, 2002 and 2001, respectively. We expect the provision for income taxes, as a percentage of pre-tax income, to be 37.5% for the fiscal year ending December 31, 2002. The reduction is due to several factors including the relative mix of international and domestic profitability and, to a lesser degree, the utilization of foreign tax credits.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and the continued growth of the business. At June 30, 2002, we had total cash equivalents of $71.6 million compared to $79.1 million at December 31, 2001. Cash provided by operating activities was $27.0 million for the six months ended June 30, 2002 as compared to cash used in operating activities of $4.0 million for the comparable period in 2001. This increase was primarily due to decreases in inventory purchases and the accounts receivable balance, which provided additional working capital to fund the Company’s operations for the six months ended June 30, 2002.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our international and domestic operations and general corporate needs. Net cash used in investing activities was $22.1 million for the six months ended June 30, 2002 and $19.4 million for the comparable period in 2001. During the six months ended June 30, 2002, our major capital expenditures consisted of approximately $15.1 million for the construction of our European distribution facility and $2.7 million for the expansion and retrofit of our United States distribution center.

Cash used in financing activities was $13.3 million for the six months ended June 30, 2002 compared to cash provided by financing activities of $9.3 million for the comparable period in 2001. The change in cash provided by financing activities was primarily due to repayment of borrowings on short-term notes payable as well as fewer proceeds from the issuance of stock from employee stock plans.

To fund our working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $35 to $75 million, of which $10 million to $50 million is committed. As of June 30, 2002, there were no balances outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by our domestic operations. The balance outstanding under these lines of credit was $12.1 million as of June 30, 2002.

Additionally, we maintain credit agreements in order to provide us with unsecured import lines of credit with a combined limit of approximately $190 million available for issuing documentary letters of credit. At June 30, 2002, the balance outstanding under these letters of credit was $121.2 million. These lines have been increased to provide sufficient import financing as a prior agreement with an international trading company which provided for import and related financing services expired on April 30, 2002.

We anticipate the capital expenditures associated with our distribution expansion projects will be approximately $29 million during 2002. Coupled with our maintenance capital requirements, our anticipated capital expenditures for 2002 will be approximately $41 million and will be funded by existing cash and cash provided by operations. If the need for additional expenditures arises, we may need to seek third party financing. Our ability to obtain additional credit facilities will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions.

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

The allowance for doubtful accounts is estimated based on our analysis of specific customer accounts and review of historical bad debts, customer concentrations, customer credit-worthiness, geographic concentrations, current economic trends, and changes in customer payment terms. Material differences may result in the amount and timing of the expense recognized for any period if we made different judgments or utilized different estimates.

Management makes estimates of potential future excess and obsolete inventory and product warranty costs. We specifically identify our excess inventory, a component of which is planned, and evaluate our purchase commitments, sales forecasts, and historical write-offs when estimating the reserve for obsolescence. When evaluating the reserve for warranty costs, we take into consideration our historical return rates by season, product sales mix, current economic trends, and the historical costs to repair, replace, or refund the original sale. Material differences in estimates of excess and obsolete inventory and product warranty costs may result in differences in the amount and timing of cost of sales for any period if we made different judgments or utilized different estimates.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The statement eliminates amortization of goodwill and certain intangible assets with indefinite useful lives and instead sets forth methods to periodically evaluate these assets for impairment. The Company adopted SFAS No. 142 on January 1, 2002 and therefore ceased amortization of certain intangible assets. Other than the cessation of amortization, the adoption of this statement had no impact on the Company’s results of operations or cash flows for the six months ended June 30, 2002. The amount of intangible assets with indefinite useful lives amortization expense was $199,000 and $398,000 for the three and six months ended June 30, 2001, respectively. During the second quarter of 2002, the Company completed an impairment test on the intangible assets and determined that these assets are not impaired.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of the statement are effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II. OTHER INFORMATION

ITEM 4 — Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 16, 2002 where the following matters were submitted to a vote of shareholders, with the results as follows:

1.	Election of seven directors to serve for the following year and until their successors are elected:

	For	Withheld

Gertrude Boyle	37,229,945	75,375

Timothy Boyle	37,253,043	52,277

Sarah Bany	37,209,323	95,997

Murrey Albers	37,131,648	173,672

Edward George	37,130,648	174,672

Walter Klenz	37,131,648	173,672

John Stanton	37,131,698	173,622

2.	Approval of the amendment to the Company’s Third Restated Articles of Incorporation. The shareholders adopted, by the votes indicated below, an amendment to the Third Restated Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 125,000,000:

For	Against	Abstentions	Broker Non-Votes

35,582,486	1,712,506	10,328	0

3.	Approval of the appointment of Deloitte & Touche LLP as the outside auditor for the fiscal year ending December 31, 2002:

For	Against	Abstentions	Broker Non-Votes

36,726,172	571,909	7,239	0

ITEM 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Third Restated Articles of Incorporation, as amended.

99.1	Chief Executive Officer Certification

99.2	Chief Financial Officer Certification

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
Date:	August 14, 2002	/s/ Bryan L. Timm

Bryan L. Timm Chief Financial Officer and Authorized Officer