Form 10-Q
period 2002-09-30
COLUMBIA SPORTSWEAR CO
filed 2002-11-12
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES [X]       NO [   ]

The number of shares of Common Stock outstanding on October 31, 2002 was 39,526,735.

COLUMBIA SPORTSWEAR COMPANY

SEPTEMBER 30, 2002

ITEM 1 — Financial Statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$38,434	$79,082
Accounts receivable, net of allowance of $9,318 and $8,016, respectively	268,428	155,252
Inventories (Note 2)	133,645	114,889
Deferred tax asset	11,280	13,691
Prepaid expenses and other current assets	5,124	3,847

Total current assets	456,911	366,761
Property, plant, and equipment, net	124,070	100,672
Intangibles and other assets (Note 3)	7,601	7,534

Total assets	$588,582	$474,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$13,116	$24,905
Accounts payable	47,174	32,068
Accrued liabilities	35,590	33,315
Income taxes payable	30,666	739
Current portion of long-term debt	4,498	4,775

Total current liabilities	131,044	95,802
Long-term debt	20,568	25,047
Deferred tax liability	1,233	729

Total liabilities	152,845	121,578
Commitments and contingencies
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 39,520 and 39,283 issued and outstanding	155,178	149,473
Retained earnings	286,106	212,725
Accumulated other comprehensive loss	(4,013)	(6,763)
Unearned portion of restricted stock issued for future services	(1,534)	(2,046)

Total shareholders’ equity	435,737	353,389

Total liabilities and shareholders’ equity	$588,582	$474,967

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$331,504	$305,630	$598,998	$565,257
Cost of sales	170,717	158,985	322,966	306,222

Gross profit	160,787	146,645	276,032	259,035
Selling, general, and administrative expense	69,646	64,480	158,660	151,368

Income from operations	91,141	82,165	117,372	107,667
Interest (income) expense, net	129	1,097	(38)	1,743

Income before income tax	91,012	81,068	117,410	105,924
Income tax expense	34,130	31,492	44,029	41,310

Net income (Note 4)	$56,882	$49,576	$73,381	$64,614

Earnings per share (Note 5):
Basic	$1.44	$1.26	$1.86	$1.66
Diluted	1.42	1.24	1.83	1.62
Weighted average shares outstanding :
Basic	39,475	39,207	39,393	38,980
Diluted	40,151	40,093	40,059	39,881

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash Provided by (Used in) Operating Activities:
Net income	$73,381	$64,614
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	13,527	11,847
Amortization of unearned compensation	512	512
Loss on disposal of property, plant, and equipment	93	93
Deferred income taxes	3,028	956
Tax benefit from employee stock plans	1,596	6,579
Changes in operating assets and liabilities:
Accounts receivable	(110,496)	(133,465)
Inventories	(17,116)	(56,951)
Prepaid expenses and other current assets	(1,248)	1,292
Intangibles and other assets	29	97
Accounts payable	12,271	12,170
Accrued liabilities	2,248	6,455
Income taxes payable	30,695	26,174

Net cash provided by (used in) operating activities	8,520	(59,627)

Cash Provided by (Used in) Investing Activities:
Capital expenditures	(34,672)	(29,678)
Proceeds from sale of property, plant, and equipment	24	33

Net cash used in investing activities	(34,648)	(29,645)

Cash Provided by (Used in) Financing Activities:
Net borrowings from (repayment on) notes payable	(13,360)	52,446
Borrowings from long-term debt	—	4,511
Repayment on long-term debt	(5,064)	(576)
Proceeds from employee stock plans	3,259	7,730

Net cash provided by (used in) financing activities	(15,165)	64,111

Net Effect of Exchange Rate Changes on Cash	645	(335)

Net Decrease in Cash and Cash Equivalents	(40,648)	(25,496)
Cash and Cash Equivalents, Beginning of Period	79,082	35,464

Cash and Cash Equivalents, End of Period	$38,434	$9,968

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$618	$2,271
Cash paid during the period for income taxes	4,927	5,691

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures contained herein comply with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates and assumptions.

Certain reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

NOTE 2. INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for obsolete or slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001

Raw materials	$1,648	$4,209
Work in process	2,555	6,156
Finished goods	129,442	104,524

	$133,645	$114,889

NOTE 3. INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (in thousands):

	September 30, 2002	December 31, 2001

Trademarks	$6,971	$6,971
Other assets	630	563

	$7,601	$7,534

Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” certain intangible assets with indefinite useful lives, which include our trademarks, are no longer being amortized.

NOTE 4. COMPREHENSIVE INCOME

Comprehensive income and its components, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$56,882	$49,576	$73,381	$64,614
Foreign currency translation gain (loss)	(1,732)	134	3,719	(1,408)
Unrealized gain (loss) on derivative transactions (net of tax benefit (expense), ($435), $28, $147, and ($1,077) respectively)	826	(46)	(969)	1,727

Comprehensive income	$55,976	$49,664	$76,131	$64,933

Accumulated other comprehensive loss consisted of the following (in thousands):

		Unrealized
		holding gains	Accumulated
	Foreign	(losses) on	other
	currency	derivative	comprehensive
	translation	transactions	loss

Balance as of December 31, 2001	$(6,610)	$(153)	$(6,763)
Activity for nine months ended September 30, 2002	3,719	(969)	2,750

Balance as of September 30, 2002	$(2,891)	$(1,122)	$(4,013)

NOTE 5. EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted EPS for the three and nine months ended September 30, 2002 and 2001. A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Weighted average common shares outstanding, used in computing basic earnings per share	39,475	39,207	39,393	38,980
Effect of dilutive stock options	676	886	666	901

Weighted-average common shares outstanding, used in computing diluted earnings per share	40,151	40,093	40,059	39,881

Earnings per share of common stock:
Basic	$1.44	$1.26	$1.86	$1.66
Diluted	1.42	1.24	1.83	1.62

Options to purchase an additional 819,000 and 34,000 shares of common stock were outstanding at September 30, 2002 and 2001, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be antidilutive.

NOTE 6. SEGMENT INFORMATION

The Company operates in one industry segment: the design, sourcing, marketing and selling of active outdoor apparel, including outerwear, sportswear, rugged footwear, and accessories. The geographic distribution of the Company’s net sales, income before income tax, and identifiable assets are summarized in the following tables (in thousands). In addition to the geographic distribution, the Company’s net sales by major product line are also summarized below. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales to unrelated entities:
United States	$234,171	$224,142	$411,762	$398,567
Canada	41,490	35,800	61,744	57,164
Europe	32,932	26,279	72,857	62,434
Other International	22,911	19,409	52,635	47,092

	$331,504	$305,630	$598,998	$565,257

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income before income tax:
United States	$72,987	$67,623	$92,708	$92,077
Canada	10,197	9,036	11,759	11,725
Europe	4,382	1,921	5,069	996
Other International	3,280	2,652	6,919	6,962
Less interest income (expense), net and eliminations	166	(164)	955	(5,836)

	$91,012	$81,068	$117,410	$105,924

	September 30,	December 31,
	2002	2001

Total assets:
United States	$553,058	$434,130
Canada	73,568	44,272
Europe	101,556	49,756
Other International	35,908	30,853

	764,090	559,011
Eliminations	(175,508)	(84,044)

Total assets	$588,582	$474,967

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales to unrelated entities:
Outerwear	$214,028	$194,244	$291,722	$272,205
Sportswear	62,860	58,411	204,437	199,066
Footwear	37,946	37,953	75,831	69,991
Accessories	16,670	15,022	27,008	23,995

	$331,504	$305,630	$598,998	$565,257

NOTE 7. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company’s risk management programs, the Company uses a variety of financial instruments, including foreign currency option and forward exchange contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company hedges against the currency risk associated with firmly committed and anticipated transactions for the next twelve months denominated in Japanese yen, Canadian dollar or European Euro.

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”, as amended, such financial instruments are marked to market with the offset to accumulated other comprehensive loss and subsequently recognized as a component of gross margin when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2002 and 2001.

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The statement eliminates amortization of goodwill and certain intangible assets with indefinite useful lives and sets forth methods to periodically evaluate these assets for impairment. The Company adopted SFAS No. 142 on January 1, 2002 and therefore ceased amortization of certain intangible assets. Other than the cessation of amortization, the adoption of this statement had no impact on the Company’s results of operations or cash flows for the nine months ended September 30, 2002. Amortization expense for intangible assets with indefinite useful lives was $199,000 and $597,000 for the three and nine months ended September 30, 2001, respectively. During the second quarter of 2002, the Company completed an impairment test on the intangible assets and determined that these assets are not impaired.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of the statement are effective for fiscal years beginning after May 15, 2002. Management has evaluated the impact of the adoption of this statement and has determined that this statement will not have a material impact on its consolidated results of operations or financial position.

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

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report includes forward looking statements, including statements concerning liquidity, future financing and working capital requirements and availability. These forward-looking statements, and others made from time to time by management, are subject to risks and uncertainties. Many factors could cause actual results to differ materially from those projected in the forward looking statements, including risks described below under the heading “Factors That May Affect Our Business and the Price of Our Common Stock”. Risk factors that may affect liquidity, future financing and working capital requirements and availability include, but are not limited to, business disruptions and costs arising from acts of terrorism or military activities around the globe; unfavorable economic conditions generally and weakness in consumer confidence; the financial health of our customers; our ability to effectively deliver products to customers in a timely manner due to potential service interruptions (including, but not limited to, those related to labor disputes at western U.S. ports); effects of unseasonable weather (for example, warm weather in the winter and cold weather in the spring which affects demand for our products); our reliance on product acceptance by consumers; dependence on independent manufacturers and suppliers; our ability to successfully complete and integrate our new distribution center in Europe with existing operations; effectiveness of our sales and marketing efforts; intense competition in the industry (which we expect to increase); our ability to achieve and manage growth effectively; international risks including trade disruptions, political instability in foreign markets, exchange rate fluctuations, changes in quotas and tariffs or other duties; and our ability to establish and protect our intellectual property. We do not undertake any obligation to update forward-looking statements made in this report to conform it to changes in circumstances or expectations.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.5	52.0	53.9	54.2

Gross profit	48.5	48.0	46.1	45.8
Selling, general and administrative expense	21.0	21.1	26.5	26.8

Income from operations	27.5	26.9	19.6	19.0
Interest (income) expense, net	—	0.4	—	0.3

Income before income tax	27.5	26.5	19.6	18.7
Income tax expense	10.3	10.3	7.3	7.3

Net income	17.2%	16.2%	12.3%	11.4%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net sales: Net sales increased 8.5% to $331.5 million from $305.6 million for the comparable period in 2001. Net sales in the United States increased 4.5% to $234.2 million from $224.1 million for the comparable period in 2001. Canadian sales increased 15.9% to $41.5 million from $35.8 million for the same period in 2001. European direct sales increased 25.1% to $32.9 million from $26.3 million for the comparable period in 2001. Net other international sales, excluding Canadian sales and European direct sales, increased 18.0% to $22.9 million from $19.4 million for the same period in 2001. Sales growth was largely attributable to our United States, Canadian and European direct sales of outerwear and sportswear units.

Gross Profit: Gross profit as a percentage of net sales was 48.5% compared to 48.0% for the comparable period in 2001. The increase in gross profit was the result of favorable sourcing costs for our fall products, as well as less off-price selling activities than in the same period in 2001.

Selling, General and Administrative Expense: Selling, general, and administrative expense (SG&A) increased 7.9% to $69.6 million from $64.5 million for the comparable period in 2001, primarily as a result of an increase in personnel costs to support the higher level of sales and increased depreciation. As a percentage of sales, SG&A decreased to 21.0% from 21.1% for the comparable period in 2001. The decrease as a percentage of sales is primarily the result of continued internal cost control measures.

Interest (Income) Expense, Net: Interest expense was $0.1 million compared to $1.1 million for the comparable period in 2001. The decrease in interest expense was attributable to our decreased borrowing requirements.

Income Tax Expense: The provision for income taxes was $34.1 million and $31.5 million for the three months ended September 30, 2002 and 2001, respectively. The provision for income taxes, as a percentage of pre-tax income, was 37.5% and 38.8% for the three months ended September 30, 2002 and 2001, respectively. We expect the provision for income taxes, as a percentage of pre-tax income, to be 37.5% for the fiscal year ended December 31, 2002. The reduction in the 2002 estimated effective tax rate is due to several factors including the relative mix of international and domestic profitability and, to a lesser degree, the utilization of foreign tax credits.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net sales: Net sales increased 6.0% to $599.0 million from $565.3 million for the comparable period in 2001. Net sales in the United States increased 3.3% to $411.8 million from $398.6 million for the comparable period in 2001. Canadian sales increased 7.9% to $61.7 million from $57.2 million for the same period in 2001. European direct sales increased 16.8% to $72.9 million from $62.4 million for the comparable period in 2001. Net other international sales, excluding Canadian sales and European direct sales, increased 11.7% to $52.6 million from $47.1 million for the same period in 2001. Sales growth was largely attributable to our United States and European direct sales of outerwear units.

Gross Profit: Gross profit as a percentage of net sales was 46.1% compared to 45.8% for the comparable period in 2001. The increase in gross profit was the result of favorable sourcing costs for our products, as well as minimal off-priced selling activities during the three months ended September 30, 2002 compared to the same period in 2001. This increase in gross profit was partially offset by a decrease in gross profit on increased sales of fall and spring outerwear close-out shipments during the first half of 2002 as compared to the same period in 2001.

Selling, General and Administrative Expense: SG&A expense increased 4.8% to $158.7 million from $151.4 million for the comparable period in 2001, primarily as a result of an increase in personnel costs to support the higher level of sales and increased depreciation. As a percentage of sales, SG&A decreased to 26.5% from 26.8% for the same period in 2001. The decrease as a percentage of sales is primarily the result of continued internal cost control measures.

Interest (Income) Expense, Net: Interest income was $38,000 compared to interest expense of $1.7 million for the comparable period in 2001. This change was attributable to repayment on short-term notes payable and an increase in cash compared to the same period in 2001.

Income Tax Expense: The provision for income taxes was $44.0 million and $41.3 million for the nine months ended September 30, 2002 and 2001, respectively. The provision for income taxes, as a percentage of pre-tax income, was 37.5% and 39.0% for the nine months ended September 30, 2002 and 2001, respectively. We expect the provision for income taxes, as a percentage of pre-tax income, to be 37.5% for the fiscal year ended December 31, 2002. The reduction in the 2002 estimated effective tax rate is due to several factors including the relative mix of international and domestic profitability and, to a lesser degree, the utilization of foreign tax credits.

Seasonality of Business

Our business is affected by the general seasonal trends common to the outdoor apparel industry, with sales and profits highest in the third calendar quarter. Our products are marketed on a seasonal basis, with a product mix weighted substantially toward the fall season. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The sale of our products is subject to substantial cyclical fluctuation or impact from unseasonal weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on our results of operations, cash flows and financial position.

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and the continued growth of the business. At September 30, 2002, we had total cash equivalents of $38.4 million compared to $79.1 million at December 31, 2001. Cash provided by operating activities was $8.5 million for the nine months ended September 30, 2002 as compared to cash used in operating activities of $59.6 million for the comparable period in 2001. This change was primarily due to decreases in inventory purchases and increases in accounts receivable collections and net income, which provided additional working capital to fund our operations for the nine months ended September 30, 2002.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our international and domestic operations and general corporate needs. Net cash used in investing activities was $34.6 million for the nine months ended September 30, 2002 and $29.6 million for the comparable period in 2001. The construction of our European distribution center comprised $25.1 million of our capital expenditures during the nine month period ended September 30, 2002, while the remaining $9.6 million is related to other North American distribution projects completed earlier in the year coupled with general maintenance capital expenditures.

Cash used in financing activities was $15.2 million for the nine months ended September 30, 2002 compared to cash provided by financing activities of $64.1 million for the comparable period in 2001. The change was primarily due to repayment of borrowings on short-term notes payable and long-term debt as well as less proceeds from the sale of stock under employee stock plans.

To fund our working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $35 to $75 million, of which $10 million to $50 million is committed. As of September 30, 2002, the domestic balance outstanding under these lines of credit was $0.8 million. Internationally, our subsidiaries have local currency operating lines in place guaranteed by the Company. The balance outstanding under these lines of credit was $12.3 million as of September 30, 2002.

Additionally, we maintain unsecured import lines of credit with a combined limit of approximately $175 million available for issuing documentary letters of credit. At September 30, 2002, the balance outstanding under these letters of credit was $87.0 million.

We anticipate the capital expenditures associated with our distribution expansion projects will be approximately $32 million during 2002. Including our maintenance capital requirements, our anticipated capital expenditures for 2002 will be approximately $41 million and will be funded by existing cash and cash provided by operations. If the need for additional expenditures arises, we may need to seek additional financing. Our ability to obtain additional credit facilities will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, sales and associated costs of sales and expenses. We base our estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require significant judgments and estimates used in preparation of our consolidated financial statements.

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

Significant management judgment is required in determining the valuation allowance recorded against the net deferred tax asset in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we have different judgments or use different estimates in the future, the valuation allowance and accordingly, income for the period such determination was made may be affected.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” The statement eliminates amortization of goodwill and certain intangible assets with indefinite useful lives and sets forth methods to periodically evaluate these assets for impairment. The Company adopted SFAS No. 142 on January 1, 2002 and therefore ceased amortization of certain intangible assets. Other than the cessation of amortization, the adoption of this statement had no impact on the Company’s results of operations or cash flows for the nine months ended September 30, 2002. Amortization expense for intangible assets with indefinite useful lives was $199,000 and $597,000 for the three and nine months ended September 30, 2001, respectively. During the second quarter of 2002, the Company completed an impairment test on the intangible assets and determined that these assets are not impaired.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of the statement are effective for fiscal years beginning after May 15, 2002. Management has evaluated the impact of the adoption of this statement and has determined that this statement will not have a material impact on its consolidated results of operations or financial position.

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

Factors That May Affect Our Business and the Price of Our Common Stock

Our Business is Affected by Weather Conditions

Our business is adversely affected by unseasonal weather conditions. Sales of our outerwear are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of our outerwear or cold weather footwear. For example, we believe unseasonably warm weather in the United States in 1998 and 1999 caused customers to delay, and in some cases reduce or cancel, orders for our outerwear, which had an adverse effect on the our net sales and profitability. Similarly, unseasonably warm weather in 2001 made it more difficult for retailers to sell outerwear and we believe resulted in retailer caution when placing orders for fall 2002. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring could have a material adverse effect on our results of operations and financial condition.

Labor Disruptions at Ports May Adversely Affect Our Business

Our business depends on our ability to source and distribute products in a timely manner. As a a result, we rely on the free flow of goods through open and operational ports worldwide, particularly in the western United States. Labor disputes at certain ports, such as those experienced at western U.S. ports in 2002, create significant risks for our business, particularly if such disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak importing seasons. Service disruptions, or uncertainty at western U.S. ports in November and December of 2002 or January and February of 2003 could have a material adverse effect on our business in spring 2003 and beyond, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.

Our Sales and Earnings May be Adversely Affected by an Economic Downturn or Economic Uncertainty

Sales of our products, particularly outerwear, are subject to substantial cyclical fluctuation. Consumer demand for our apparel and footwear, or our licensed products, may not reach our growth targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and Europe. Continuing weakness in the Japanese economy, for example, has limited growth opportunities in recent years, and a slowing economy in the United States in 2002 has created additional uncertainties as to our customers and our business. Our sensitivity to economic cyclicality and any related fluctuation in consumer demand could have a material adverse effect on our results of operations and financial condition.

We Are Affected by the Financial Health of Retailers

We extend credit to our customers based on an assessment of a customer’s financial circumstances, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant customers have experienced financial difficulties in the past, which in turn have had an adverse effect on our business, and in 2002 we believe retailers have been more cautious than usual with orders as a result of weakness in the retail economy. A slowing economy in our key markets could have an adverse effect on the financial health of our customers, which could in turn have a material adverse effect on our results of operations and financial condition.

We Operate in Very Competitive Markets

The markets for outerwear, sportswear and rugged footwear are highly competitive, as are the markets for our licensees’ products. In each of our geographic markets, we face significant competition from global and regional branded apparel and footwear companies. In many instances, retailers who are our customers pose our most significant competitive threat by marketing apparel and footwear under their own labels. We also compete with other apparel and footwear companies for the production capacity of independent manufacturers that produce our apparel and for import quota capacity. Many of our competitors are significantly larger and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their products than we have. Increased competition could result in reductions in display areas in retail locations, reductions in sales or reductions in prices of our products, any of which could have a material adverse effect on our results of operations and financial condition.

We Face Risks Associated with Consumer Preferences and Fashion Trends

We believe we have benefited from changing consumer preferences, including increased consumer interest in outdoor activities and lifestyle changes that emphasize apparel designed for these activities. Changes in consumer preferences or consumer interest in outdoor activities could have a material adverse effect on our business. In addition, although we believe our products have not been significantly affected by past fashion trends, changes in fashion trends could have a greater impact as we expand our offerings to include more product categories in more geographic areas. Also, we face risks because our business requires us to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk through early order commitments by retailers, we must generally place production orders with manufacturers before we have received all of a season’s orders. If we fail to anticipate accurately and respond to consumer preferences, we could experience lower sales, excess inventories and lower profit margins, any of which could have a material adverse effect on our results of operations and financial condition.

Our International Operations Involve Many Risks

We are subject to many risks generally associated with doing business abroad, such as foreign governmental regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we manufacture or sell products. Terrorist acts and U.S. military operations abroad in 2002 appear to have increased the risks of doing business abroad, and we expect this to continue in 2003 with an increased prospect of military actions in the Middle East. These factors, among others, could influence our ability to sell products in international markets, our ability to manufacture products or procure materials, as well as our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, there could be a material adverse effect on our business. In addition, many of our imports are subject to duties, tariffs or quotas that affect the cost and quantity of certain types of goods imported into the United States or into our other sales markets. The countries in which our products are produced or sold may adjust or impose new quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on us. We produce a significant portion of our products in China, and therefore adverse conditions in China or adverse changes in China’s trading status with the U.S. or with other sales markets could have a material adverse effect on our results of operations and financial conditions.

Our Success Depends on Our Distribution Facilities and Systems

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). In the United States, we rely primarily on our distribution center in Portland, Oregon, and in Europe we currently distribute our apparel and footwear products through two distribution centers which are located in The Netherlands and are both owned and operated by an independent logistics company. For the spring 2003 shipping season in Europe, we expect to begin using a new 269,000 square foot distribution facility in Cambrai, France, which we will own and operate. This new facility will ultimately replace both distribution centers in The Netherlands; however, only the apparel facility will initially be replaced. Our distribution facilities are highly automated, which means their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. Our operations could also be interrupted by disasters, such as earthquakes (which are known to occur in the Northwestern United States) or fires. We maintain business interruption insurance, but it may not adequately protect us from the material adverse effect that could be caused by significant disruptions in our distribution facilities.

We May Not Be Able to Implement Our Growth Strategy or Manage Growth Successfully

We face many challenges in implementing our growth strategies. For example, our expansion into international markets involves countries where we have little sales or distribution experience and where our brand is not yet widely known. Expanding our product categories involves, among other things, gaining experience with new products, gaining consumer acceptance, and establishing and protecting intellectual property rights. Increasing sales to department stores, and improving the sales productivity for our customers, will each depend on various factors, including strength of our brand name, competitive conditions, our ability to manage increased sales and future expansion, the availability of desirable locations and the negotiation of terms with retailers. Future terms with customers may be less favorable to us than those we now operate under. Large retailers in particular increasingly seek to transfer certain costs of business to their vendors, such as the cost of lost profits from product price markdowns. To implement our business strategy, we need to manage growth effectively. We need to continue to change certain aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Growth could place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. For example, in recent years, we have undertaken a number of new initiatives that require significant management attention and corporate resources, including the development or expansion of distribution facilities on two continents and the acquisition, rejuvenation and extension of the Sorel® brand. Such growth involves many risks and uncertainties, and if we are unable to manage it effectively we may not achieve our objectives and there could be a material adverse effect on our results of operations and financial condition.

Currency Exchange Rate Fluctuations May Affect our Business

We generally purchase products in U.S. dollars. However, the cost of these products sourced overseas may be affected by changes in the value of the relevant currencies. Price increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our margins. Our international revenue and expense generally is derived from sales and operations in foreign currencies, and this revenue and expense could be materially affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. dollars for consolidated financial reporting. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. We conduct a program to hedge against our exposure to currency exchange rate fluctuations. We may not, however, be successful and foreign currency fluctuations could have a material adverse effect on our results of operations and financial condition.

We Depend on Independent Manufacturers to Make Our Products and Meet Customer Expectations

Our products are produced by independent manufacturers worldwide. We do not operate or own any production facilities. Although we enter into a number of purchase order commitments each season, we do not have long-term contracts with certain manufacturers. We therefore face risks that manufacturing operations will fail to perform as expected, or that our competitors will gain production or quota capacities that we need for our business. If a manufacturer fails to ship orders in a timely manner or to meet our standards, it could cause us to miss delivery requirements, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our business. In an effort to ensure that our independent manufacturers operate with safe, ethical and humane working conditions, we regularly monitor factories and we enforce our requirements that each agree to comply with our Standards of Manufacturing Practices and applicable laws and regulations, but we do not control these vendors or their labor practices. If a manufacturer violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, it could have a material adverse effect on our results of operations and financial condition.

We Depend on Key Suppliers for Some Specialty Fabrics

Some of the materials that we use may be available, in the short-term, from only one or a very limited number of sources. For example, some specialty fabrics are manufactured to our specification by one or a few sources. From time to time, we have experienced difficulty satisfying our raw material and finished goods requirements. Although we believe we could identify and qualify additional factories to produce these materials, the unavailability of some existing manufacturers for supply of these materials could have a material adverse effect on our results of operations and financial condition.

Our Advance Purchases of Products May Result in Excess Inventories

To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place orders for our products with manufacturers prior to receiving all of our customers’ orders and maintain an inventory of certain products that we anticipate will be in greater demand. We may not be able to sell the products we have ordered from manufacturers or that we have in our inventory. In certain circumstances, customers may be allowed to cancel an order prior to shipment with sufficient advance notice. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have a material adverse effect on our results of operations and financial conditions.

Our Success Depends on our Proprietary Rights

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

If we are unsuccessful in challenging a party’s products on the basis of trademark or design infringement, continued sales of these products could adversely impact our sales and our brand and result in the shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. In addition, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property rights by others, which could have a material adverse effect on our results of operations and financial condition.

We Depend on Key Personnel

Our future success will depend in part on the continued service of key personnel, particularly Timothy Boyle, our President and Chief Executive Officer, and Gert Boyle, our Chairman and widely recognized advertising spokesperson. Our future success will also depend on our ability to attract and retain key managers, designers, sales people and others. We face intense competition for such individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors in and around Portland, Oregon (including NIKE and Adidas). We may not be able to attract or retain these employees, and our failure to do so could have a material adverse effect on our results of operations and financial condition.

Our Business Is Affected by Seasonality and Fluctuations in Operating Results

Our results of operations have fluctuated and are likely to fluctuate significantly from period to period. Our products are marketed on a seasonal basis, with a product mix now weighted substantially toward the fall season. Our results of operations for the quarter ending September 30 in the past have been much stronger than the results for the other quarters. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer behavior, weather conditions, availability of import quotas and currency exchange rate fluctuations, could adversely effect our business and cause our results of operations to fluctuate. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

We Face Risks of Product Liability and Warranty Claims

Our products are used in outdoor activities, sometimes in severe conditions. Although we have not experienced any significant expense as the result of product recalls or product liability claims, this could occur in the future and have a material adverse effect on our business. A majority of our products are backed by a lifetime limited warranty for defects in quality and workmanship. We maintain a warranty reserve for future warranty claims, but the actual costs of servicing future warranty claims could exceed the reserve and have a material adverse effect on our results of operations and financial condition.

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

Insiders Control a Majority of Our Common Stock and Could Sell Shares

Timothy Boyle, Gert Boyle and Sarah Bany (Gert Boyle’s daughter and a member of our Board of Directors), beneficially own a majority of our Common Stock. As a result, if acting together, they will be able to effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these three insiders are available for resale, subject to the limitations of Rule 144 under the Securities Act of 1933. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our Common Stock.

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk

There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 4 — Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to reasonably ensure that (a) material information relating to the Company and the Company’s consolidated subsidiaries is accumulated and communicated to them, and (b) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the required time periods. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1 — Legal Proceedings

In April 2002, the Canada Customs and Revenue Agency (CCRA) initiated a “dumping” investigation of certain waterproof footwear imported from Macau and Vietnam, including Columbia and Sorel ® products, to determine if that footwear was being sold at “less than fair value.” In September 2002, the CCRA made a preliminary determination that dumping duties ranging from 26% to 72% should be paid by importers of these shoes, including us. These dumping duties are subject to refund in whole or part upon final verification on December 9, 2002. In addition, the Canadian International Trade Tribunal has been conducting a separate inquiry to determine if these imported products should be subject to a dumping duty for causing or threatening to cause injury to domestic footwear manufacturers. We are vigorously challenging both the level of potential duties and the contention that our imports are harming domestic producers. We expect a final determination in January 2003, and believe that an adverse decision would not affect most of the investigated products until fall 2003. The investigated products accounted for less than 10% of our global footwear production in 2002.

ITEM 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Timothy P. Boyle, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Bryan L. Timm, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: November 12, 2002	/s/ BRYAN L. TIMM Bryan L. Timm Chief Financial Officer and Authorized Officer

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Timothy P. Boyle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Columbia Sportswear Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ TIMOTHY P. BOYLE Timothy P. Boyle President and Chief Executive Officer

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Bryan L. Timm, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Columbia Sportswear Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ BRYAN L. TIMM Bryan L. Timm Chief Financial Officer