Form 10-K
period 2002-12-31
COLUMBIA SPORTSWEAR CO
filed 2003-03-21
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from                      to

COLUMBIA SPORTSWEAR COMPANY

(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	0-23939 (Commission File Number)	93-0498284 (IRS Employer Identification Number)

14375 NW Science Park Drive Portland, Oregon		97229
(Address of principal executive offices)		(Zip Code)

(503) 985-4000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: COMMON STOCK

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule  12b-2).     Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $424,739,534 based upon the last reported sale price of the Company’s Common Stock as reported by the Nasdaq National Market System.

The number of shares of Common Stock outstanding on February 28, 2003, was 39,778,861.

Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed with the Commission within 120 days of December 31, 2002.

COLUMBIA SPORTSWEAR COMPANY

DECEMBER 31, 2002

i

PART I

Item 1.      BUSINESS

General

Founded in 1938 in Portland, Oregon, Columbia Sportswear Company® is a global leader in design, sourcing, marketing and distribution of active outdoor apparel and footwear, with operations in North America, Europe and Asia. As one of the largest outerwear companies in the world and the leading seller of skiwear in the United States, we have developed an international reputation across an expanding product line for quality, performance, functionality and value. We believe our award-winning advertising campaign effectively positions the Columbia® brand as outdoor, active, authentic and distinctly American.

Since 1938 we have grown from a small family-owned, regional hat distributor to a global leader in the active outdoor apparel and footwear industries. Known for durability and dependability at a reasonable price, we leveraged Columbia’s brand awareness in the 1990s by expanding into related merchandise categories and developing our “head-to-toe” outfitting concept. During 2002, we distributed our products to approximately 10,000 retailers in over 40 countries.

In September 2000 we added another internationally known brand to our business, acquiring the Sorel trademark and associated intellectual property through a Canadian bankruptcy proceeding for approximately $8 million in cash. We believe that Sorel®, a brand associated with quality cold weather boots for roughly four decades, complements our existing product offering, enhances our growth opportunities in footwear and apparel, and opens the door to distribution channels where we have not previously sold Columbia brand products.

On March 13, 2003, the Company entered into a merger agreement to acquire Mountain Hardwear, Inc. (“Mountain Hardwear”) for aggregate consideration of approximately $36 million, including approximately $30 million in cash and $6 million of debt assumption. The merger is subject to approval by the shareholders of Mountain Hardwear and other customary closing conditions and is expected to close on March 31, 2003. Mountain Hardwear, which is based in Richmond, California, designs, develops and markets technically advanced equipment and apparel for outdoor enthusiasts and professionals.

Our business is subject to many risks and uncertainties that could have a material adverse effect on our financial condition, results of operations and stock price. For a description of some of these risks and uncertainties, we encourage you to read “Factors That May Affect Our Business and the Price of Our Common Stock” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Products

We group our merchandise into four principal categories—(1) outerwear, (2) sportswear, (3) rugged footwear and (4) related accessories. The durability, functionality and affordability of our products make them ideal for use in a wide range of outdoor activities, including skiing, snowboarding, hunting, fishing and hiking, as well as for casual wear. We are committed to innovative, functional product design and use durable, high quality materials and construction across all of our product lines. We believe our broad range of competitively priced merchandise offers consumers one of the best price-value equations in the outdoor apparel and footwear industries.

We believe the Columbia brand represents a differentiated outdoor, active, authentic, value-oriented and distinctly American image. Our products are designed to reinforce this image. In both the design and production phases, we focus our efforts on the development of popular, higher volume products at moderate price points. Our attention to technical details such as pockets that double as vents, double storm flaps over zippers and “gutters” that facilitate water run-off, as well as the use of special technical materials, contribute to the authenticity and functionality of our entire selection of merchandise.

The following table presents the approximate percentages of net sales attributable to each of our principal product categories for each of the last three years.

	2002	2001	2000
Outerwear	51.8%	51.7%	52.5%
Sportswear	30.0	29.9	33.0
Footwear	13.5	13.9	11.2
Accessories	4.7	4.5	3.3

Total	100.0%	100.0%	100.0%

Outerwear

Outerwear is our most established product category. Our outerwear is designed to protect the wearer from inclement weather in everyday use and in a variety of outdoor activities, including skiing, snowboarding, hiking, hunting and fishing. Many of our jackets incorporate our popular Columbia Interchange System®, which we introduced in 1983 and features a 3- or 4-jackets-in-1 design. Jackets incorporating the Interchange System typically combine a durable, nylon outershell with a removable, zip-out liner. The outershell and the liner may be worn separately or together. This layering approach provides the wearer with a jacket for all seasons and weather conditions at a reasonable price.

Our skiwear line is the best selling brand of skiwear in the United States and includes products such as parkas, vests, ski pants and pullovers.

Our line of snowboard apparel, which carries the Convert® label, is another important component of the outerwear category. We were one of the first companies to identify and react to the rapid emergence of snowboarding as a popular sport and, as a result, our Convert line is now one of the top selling brands of snowboard apparel in the United States.

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

We also produce a separate line of youth outerwear products. The market for youth outerwear is significant and we are able to use our expertise in outerwear design and sourcing to meet the needs of the youth market.

Sportswear

In 1993 we began targeting sportswear as a growth opportunity. Building on a foundation of authentic fishing and hunting shirts, we have expanded our sportswear product offering.

Our sportswear line is made up of outdoor sportswear and GRT® (Gear for Rugged Trekking and Travel).

The outdoor sportswear product line, consisting primarily of hiking shorts, water sport trunks, fleece and pile products, sweaters, chinos, knit shirts, woven shirts, sweats, and jeans, appeals to both the serious outdoorsman and the more casual wearer who wants to project an outdoor image.

For the consumer interested in trekking and adventure travel, our GRT line of active outdoor performance apparel offers a line of lightweight products, many of which incorporate our Omni-Dry® system of moisture management.

Sportswear products are designed to be sold alongside our outerwear and rugged footwear products as part of our unified “head-to-toe” outfitting concept. Although the majority of our sportswear sales are to sporting goods and specialty outdoor stores, department stores are becoming an increasingly important part of our distribution chain.

Rugged Footwear

We introduced rugged footwear in 1993. This category consists of seasonal outdoor footwear for adults and youth as well as cold weather, hiking/trail and rugged comfort styles. Many feature innovative technical designs that incorporate waterproof/breathable constructions, thermal insulation, advanced cushioning systems and high abrasion, slip-resistant outsoles. We believe the market for rugged footwear represents a substantial growth opportunity.

Our acquisition of the Sorel® trademark rights, associated brand names and other related intellectual property rights in September 2000 provides additional opportunities for us in the footwear category. The prior owner of the Sorel brand, William H. Kaufman, Inc., filed for bankruptcy in 2000 providing us the opportunity to acquire and rejuvenate an existing brand known for cold weather footwear for over forty years. We began offering classic Sorel styles in the fall of 2001 as well as a line of special make products for some larger retailers. Sorel styles are being offered to Columbia customers as well as to dealers who do not sell the Columbia footwear line.

Accessories

We also produce a line of accessories that includes hats, caps, scarves, gloves, mittens and headbands to complement our outerwear and sportswear lines.

Licensing

In June 1999 we announced a strategy to build brand awareness by licensing our trademarks across a range of categories that complement our current offerings. We have since signed twelve licensing agreements, including North American agreements for Columbia brand casual and outdoor socks, packs and adventure travel bags, small personal leather goods and accessories, thermal tops and bottoms, shoe care products, watches, leather outerwear and sport knives. We also entered into a global licensing agreement for Columbia brand eyewear and a European licensing agreement for socks. Our United States sock licensee began shipping during fall 2000 in the North American market, and our European sock licensee began shipping in spring 2002. Columbia brand packs and adventure travel bags and small personal leather goods were available beginning in spring 2001. Our watch licensee began shipping products in spring 2002, and our thermal tops and bottoms, shoe care products and eyewear licensees began shipping in fall 2002. Columbia brand knives are scheduled to begin shipping in spring 2003 and Columbia brand leather outerwear is scheduled to begin shipping in fall 2003. In addition, in 2003 we are continuing our testing for tents and sleeping bags through a limited licensing agreement with a single retail chain. In connection with the Sorel acquisition, we acquired a license for shoe care products in North America.

Advertising, Marketing, and Promotion

Our creative and award-winning print and broadcast advertising campaigns have built brand awareness and have helped to highlight the strengths of our product line among consumers. The humorous advertisements feature Chairman Gertrude Boyle as an overbearing taskmaster—“one tough mother”—who demands high quality standards for our products. The advertisements, which often include witty dialogue between “Mother Boyle” and her son Tim, Columbia’s President and Chief Executive Officer, remind consumers of our long history of providing authentic outdoor apparel with exceptional value and help to create the image of a distinctly American brand.

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

Additionally, through the use of incentive discounts we encourage early purchases by our customers to promote effective inventory management. We provide our customers with staggered delivery times through the spring and fall seasons. This also permits our customers and us to manage inventories effectively and thereby diminish the likelihood of closeout sales. Through our efforts to match our purchases of inventory to the receipt of customer orders, we believe we are able to reduce the risk of overcommitting to inventory purchases. This helps us avoid significant unplanned inventory build-ups and minimizes working capital requirements. This strategy, however, does not eliminate inventory risk entirely since we build a nominal amount of speculative inventory into our business model. Additionally, customer orders are subject to cancellation prior to shipment.

Product Design

Our experienced in-house merchandising and design teams work closely with internal sales and production teams as well as with retailers and consumers to produce products that are designed primarily for functionality and durability.

We also engineer technical garments with special performance features. Our Titanium™ sub-branded outerwear offers high performance fabrics and features and our most exclusive technologies. These garments are designed for extreme weather conditions and also deliver a level of style and utility that compete with high-end garments in our market. Our outerwear features include the Columbia Interchange System®, Radial Venting System™, Radial Sleeve™, Stretch Panels, the performance storm hood, and packable and reversible options. The GRT® line offers the Radial Leg Gusset™, GRT Venting™, Convertible Sleeve Tab, and convertible and packable garments. Our footwear features include Quadensity® and our hunting and fishing garments include features such as the Columbia Comfort System™, the PFG Venting System™, and our Quarpel Thread Technology™.

We distinguish ourselves by designing clothing that performs well in a wide range of weather conditions and for a variety of outdoor activities. To accomplish this we carefully choose the appropriate fabric or insulation for each garment. Those selected possess optimum performance characteristics such as waterproofness, breathability, weight, durability, and wicking ability. For our outerwear collections we feature our premier waterproof/breathable Omni-Tech® technology. Three different levels are offered to meet different needs of waterproofness, breathability, and protection. Our GRT line features Omni-Dry® which is our high-performance moisture-management technology that renders superior results in a variety of conditions. Our footwear line features Omni-Grip® traction technology which is a specially formulated sticky rubber compound that provides superior traction as well as stability on wet and dry surfaces.

We believe these technical innovations and product features provide versatility, comfort and value to our customers.

Sourcing and Manufacturing

Our apparel and footwear products are produced by independent manufacturers selected, monitored and coordinated by regional Columbia employees to ensure conformity to strict quality standards. We believe the use of these independent manufacturers increases our production capacity and flexibility and reduces our costs.

Unlike many apparel companies, we use few independent agents in our sourcing activities. We maintain fifteen sourcing and quality control offices in the Far East, each staffed by Columbia employees and managed by personnel native to the region. Personnel in these offices direct sourcing activities, help to ensure quality control and assist with the monitoring and coordination of overseas shipments. Final pricing for all orders, however, is approved by personnel from our U.S. headquarters. We believe Columbia personnel in the Far East, who are focused narrowly on our interests, are more responsive to our needs than independent agents would be and are more likely to build long-term relationships with key vendors. We believe these relationships enhance our access to raw materials and factory capacity at more favorable prices.

For 2002 we sourced approximately 99% (by dollar volume) of our products outside the United States, principally in the Far East. We monitor the selection of independent factories to ensure that no single manufacturer or country is responsible for manufacturing a significantly disproportionate amount of our merchandise.

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

By having Columbia employees in regions where we source our products, we enhance our ability to monitor factories to ensure their compliance with Columbia’s Standards of Manufacturing Practices. Our policies require that every factory comply with a code of conduct relating to factory working conditions and the treatment of workers involved in the production of Columbia brand products.

Our quality control program is designed to ensure that our products meet the highest quality standards. Our employees monitor the quality of fabrics and other components and inspect prototypes of each product before starting production runs. In addition, our employees also perform quality control checks throughout the production process up to and including final shipment to our customers. We believe our attention to the quality control program is an important and effective means of maintaining the quality and reputation of our products.

Independent manufacturers generally produce our apparel using one of two principal methods. In the first method, the manufacturer purchases the raw materials needed to produce the garment from suppliers that we have approved, at prices and on terms negotiated by either the manufacturer or us. A substantial portion of our merchandise is manufactured under this arrangement. In the second method, sometimes referred to as “cut, make, pack, and quota” and used principally for production in China, we directly purchase the raw materials from suppliers, assure that the independent manufacturers have the necessary availability of import quotas, and ship the materials in a “kit,” together with patterns, samples, and most of the other necessary items, to the independent manufacturer to produce the finished garment. While this second arrangement advances the timing for inventory purchases and exposes us to additional risks before a garment is manufactured, we believe it further increases our manufacturing flexibility and frequently provides us with a cost advantage over other production methods.

We transact business on an order-by-order basis without exclusive commitments or arrangements to purchase from any single vendor. We believe, however, that long term relationships with our vendors will help to ensure that adequate sources are available to produce a sufficient supply of goods in a timely manner and on satisfactory economic terms in the future.

By sourcing the bulk of our products outside the United States, we are subject to risks of doing business abroad. These risks include, but are not limited to, foreign exchange rate fluctuations, governmental restrictions and political or labor disturbances. In particular, we must continually monitor import requirements and transfer production as necessary to lessen the potential impact from increased tariffs or quota restrictions that may be periodically imposed.

We have from time to time experienced difficulty satisfying our raw material and finished goods requirements, and any similar future difficulties could adversely affect our business operations. Our three largest factory groups accounted for approximately 17% of our total global production for 2002. Another company produces substantially all of the zippers used in our products. In both instances, however, these companies have multiple factory locations, many of which are in different countries, which reduces the risk that unfavorable conditions at a single factory or location will have a material adverse effect on our business.

Sales and Distribution

Our products are sold to approximately 10,000 specialty and department store retailers throughout the world. Our strategy for continued growth is to focus on:

•	enhancing the productivity of existing retailers;

•	expanding distribution in international markets;

•	further developing the existing merchandise categories; and

•	increasing our penetration into the department store and specialty footwear channels

The following table presents the approximate percentages of net sales by geographic region for each of the last three years:

	2002	2001	2000
Net sales to unrelated entities:
United States	68.3%	70.7%	71.4%
Canada	10.6	10.4	10.3
Europe	11.8	10.6	9.6
Other international (1)	9.3	8.3	8.7

	100.0%	100.0%	100.0%

(1)	Includes direct sales in Japan, Korea and to third-party distributors in Europe and elsewhere.

See Note 15 of Notes to Consolidated Financial Statements for net sales, income before income tax, identifiable assets, interest expense, and depreciation and amortization by geographic segment.

North America

Approximately 40.2% of the retailers that offer our products worldwide are located in the United States and Canada. The sales in these two countries amounted to 78.9% of our total revenues for 2002. We work with over 20 independent sales agencies that work with retail accounts varying in size from single specialty store operations to large chains made up of many stores in several locations.

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

We inspect, sort, pack and ship substantially all of our products sold to United States retailers from our Rivergate Distribution Center, consisting of approximately 850,000 square feet located in Portland, Oregon. This distribution center includes a newly constructed 203,000 square foot addition to the existing automated distribution center which was completed in 2001 and was fully integrated into the existing distribution center in 2002. We handle Canadian distribution from a leased warehouse in Strathroy, Ontario. In some instances, we arrange to have products shipped directly from the independent manufacturers to a customer-designated facility.

Europe

We have European sales offices in France, Germany, and the United Kingdom, with our European headquarters office located in Zurich, Switzerland. We sell our products directly to approximately 4,300 retailers in Western European countries, including the United Kingdom, where we began direct sales in spring 2001. Successful marketing and sales efforts, particularly in France, Spain, Italy and Germany, resulted in net direct sales of our products in Europe of $95.9 million in 2002.

We distribute our apparel and footwear products in Europe through two different distribution centers, one in The Netherlands which is owned and operated by an independent logistics company, and the other in Cambrai, France, which we own and operate. The new facility in Cambrai, France consists of approximately 269,000 square feet and was placed in service in January 2003 for the spring apparel shipping season. The distribution facility in The Netherlands will be used for the spring 2003 footwear shipping season and will cease operations and be replaced by the Cambrai, France facility upon commencement of the fall 2003 footwear shipping season.

Other International

We have distributed our products through independent distributors in Japan since the mid-1970s. In the fall of 1998, we began distributing our products directly in Japan, predominantly through retailers. We now sell our products primarily through a combination of retailers and wholesalers. We believe our sales approach in Japan creates an opportunity for accelerated sales growth in this region when economic conditions improve. We distribute our products in Japan from a leased warehouse in Funibashi, near Tokyo. In 1997 we began selling our products directly in South Korea, principally through retailers. Korean distribution is conducted from a warehouse in Seoul, which we own and operate.

In several other countries throughout the world, we sell our products to independent distributors. These distributors service retail customers in locations such as Australia, New Zealand, South America, Europe, Russia and China, among others.

Intellectual Property

We own many trademarks including “Columbia®,” “Columbia Sportswear Company®,” “Convert®,” “Sorel®,” “Bugaboo®,” “Bugabootoo®,” “Omni-Tech®,” “GRT®,” “Omni-Grip®,” “Columbia Interchange System®,” “Tough Mother®,” the Columbia diamond shaped logo and the Sorel polar bear. Our trademarks, many of which are registered or subject to pending applications in the United States and other nations, are used on a variety of items of apparel, footwear, and other products. We believe that our trademarks are valuable, providing the consumer with an assurance that the product being purchased is of high quality and provides a good value. We also place significant value on product designs (the overall appearance and image of our products) which, as much as trademarks, distinguish our products in the marketplace. In addition, in connection with the acquisition of the Sorel trademarks we acquired industrial designs and patents protecting some Sorel styles. We protect these proprietary rights and frequently take action to prevent counterfeit reproductions or other infringing activity. In the past we have successfully resolved conflicts over proprietary rights through legal action and negotiated settlements. As our market share expands in geographic scope and product categories, we anticipate intellectual property disputes will increase as well, making it more expensive and challenging to establish and protect our proprietary rights and to defend against claims of infringement by others.

Backlog

We typically receive the bulk of our orders for each of the fall and spring seasons at least three months prior to the date the products are shipped to customers. Generally, the orders are subject to cancellation prior to the date of shipment. At December 31, 2002, our backlog was $331.5 million, compared to $292.2 million at December 31, 2001. For a variety of reasons, including the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period. For these reasons backlog figures in one year also may not be directly comparable to backlog figures in another year when measured at the same date.

Seasonality

Our business is affected by the general seasonal trends common to the outdoor apparel industry, with sales and profits being the highest in the third calendar quarter. Our products are marketed on a seasonal basis, with a product mix weighted substantially toward the fall season. The results of our operations in any period should not be considered indicative of the results to be expected for any future period. Our product sales are subject to substantial cyclical fluctuations and are affected by unseasonal weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on the Company’s results of operations, cash flows and financial position.

Competition

The active outerwear, sportswear and rugged footwear segments of the apparel industry are highly competitive and we believe this competition will increase. In addition, our licensees operate in very competitive markets (such as those for watches, leather outerwear, adventure travel bags and socks). We encounter substantial competition in the active outerwear and sportswear business from, among others, The North Face, Inc., (VF Corporation), Marmot Mountain Ltd., Woolrich Woolen Mills, Inc., The Timberland Company (“Timberland”), Patagonia Corporation, Helly-Hansen A/S, Burton and Pacific Trail (London Fog). In addition, we compete with major sport companies, such as Nike, Inc., Adidas AG and Reebok International Ltd., and with fashion-oriented competitors, such as Polo Ralph Lauren Corporation, Nautica Enterprises, Inc. and Tommy Hilfiger Corporation. Our rugged footwear line competes with, among others, Timberland, Nike ACG, Salomon S.A. and Kamik. Many of these companies have global operations and compete with us in Europe and Asia. In Europe we also face competition from brands such as Berghaus of the United Kingdom, Jack Wolfskin of Germany, La Fuma of France, as well as many other regional brands. In Asia our competition is from brands such as Mont-Bell and Patagonia among others. In many cases, our most significant competition comes from our own retail customers that manufacture and market clothing and footwear under their own labels. Some of our competitors are substantially larger and have greater financial, distribution, marketing and other resources than we do. We believe the primary competitive factors in the market for activewear are price, brand name, functionality, durability and style and that our product offerings are well positioned within the market.

Credit and Collection

We extend credit to our customers based on an assessment of a customer’s financial circumstances, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. Some of our significant customers have experienced financial difficulties in the past, and future financial difficulties of our customers could have a material adverse effect on our business.

Government Regulation

Many of our imports are subject to existing or potential governmental duties, tariffs or quotas that may limit the quantity of certain types of goods which may be imported into the United States and other countries. In addition, these duties often represent a material portion of the cost of the merchandise. Although we diligently monitor these trade restrictions, the United States or other countries could impose new or adjusted quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on our business.

Employees

At December 31, 2002 we had 1,809 full-time employees. Of these employees, 893 were based in the United States, 128 in Canada, 148 in Europe and 640 in Asia.

Available Information

We make available free of charge on or through our web site at www.columbia.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file these materials with the Securities and Exchange Commission.

Item 2.    PROPERTIES

Following is a summary of principal properties owned or leased by us.

Corporate Headquarters:	U.S. Distribution Facility:
Portland, Oregon (1 location) – owned	Portland, Oregon (1 location) – owned

Canadian Operation (1):	Europe Distribution Facility (2):
Strathroy, Ontario (1 location) – leased	Cambrai, France (1 location) – owned

(1)	Lease expires at the end of 2011.
(2)	Construction of this facility was completed in January 2003 and will be operational for the spring 2003 shipping season.

Item 3.    LEGAL PROCEEDINGS

From time to time in our normal course of business we are a party to various legal claims, actions and complaints. We do not have any pending litigation that is material.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4(a).    EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The following table sets forth our executive officers and certain key employees.

Name	Age	Position
Gertrude Boyle	79	Chairman of the Board (1)

Timothy P. Boyle	53	President, Chief Executive Officer, Director (1)

Don R. Santorufo	56	Former Executive Vice President and Chief Operating Officer (1) (2)

Edward R. Howell	54	Global President of Sorel Division (1)

Patrick D. Anderson	45	Vice President and Chief Operating Officer, Treasurer, Assistant Secretary (1)

Bryan L. Timm	39	Chief Financial Officer (1)

Carl K. Davis	54	Vice President and General Counsel, Secretary (1)

Robert G. Masin	54	Senior Vice President of Sales and Merchandising (1)

Grant D. Prentice	48	Vice President and General Manager – Outerwear Merchandising (1)

Rick D. Carpenter	39	Vice President of Manufacturing and Operations (1)

Mark J. Sandquist	43	General Manager – Sportswear Merchandising

David W. Robinson	52	General Manager – Hunting, Fishing and Accessories Merchandising

William J. Berta	50	General Manager – Footwear Merchandising

(1)	These individuals are considered Executive Officers of Columbia Sportswear.
(2)	Mr. Santorufo retired from the Company in January 2003.

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

Don R. Santorufo joined Columbia in 1979 as Purchasing and Production Manager, and in 1984 he was promoted to Vice President, Manufacturing and oversaw the development of our Asian manufacturing operations. He served as Executive Vice President and Chief Operating Officer from January 1995 until his retirement in January 2003. From 1977 to 1979 Mr. Santorufo was Production Manager for Jen-Cel-Lite Corporation, a sleeping bag and insulation manufacturer, and from 1975 to 1977 he was Production and Purchasing Manager for Alpine Designs, a skiwear manufacturer.

Edward R. Howell joined Columbia in August 2002 as Global President of the Company’s Sorel division. Prior to joining Columbia Sportswear, Mr. Howell was Chief Executive Officer of Eastern Mountain Sports from 1998 to 2002 and Executive Vice President from 1997 to 1998. From 1988 to 1997 Mr. Howell held various positions with L.L. Bean, most recently as General Manager of Apparel. From 1985 to 1988 Mr. Howell served in various positions with Woolrich, including National Sales Manager. Prior to 1985 he served in a variety of positions for Macy’s Department Store, including Vice President of Merchandising for Macy’s New York.

Patrick D. Anderson joined Columbia in June 1992 as Manager of Financial Reporting, became Corporate Controller in August 1993 and was appointed Chief Financial Officer in December 1996. In May 2001, Mr. Anderson was appointed Vice President of Finance and Administration as well as Treasurer and Assistant Secretary and served in this position until July 2002 when Mr. Anderson was named Vice President and Chief Operating Officer. From 1985 to 1992, Mr. Anderson was an accountant with Deloitte & Touche LLP.

Bryan L. Timm joined Columbia in June 1997 as Corporate Controller and was named Chief Financial Officer in July 2002. From 1991 to 1997 Mr. Timm held various financial positions for Oregon Steel Mills and most recently as Divisional Controller for CF&I Steel, Oregon Steel Mills’ largest division. From 1986 to 1991, Mr. Timm was an accountant with KPMG LLP.

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

Grant D. Prentice joined Columbia in May 1984 as General Manager – Outerwear Merchandising. In May 2001, Mr. Prentice was named Vice President and General Manager – Outerwear Merchandising. From 1977 to 1984, Mr. Prentice worked as a sales representative for Gerry Outdoor Products, a skiwear company based in Colorado.

Rick D. Carpenter joined Columbia in October 1988 as Inventory Planner and held various management positions in planning and customer operations until May 1998 when he was promoted to Director of Operations. In May 2001, Mr. Carpenter was named Vice President of Manufacturing and Operations. Prior to joining Columbia, Mr. Carpenter held warehouse management positions for Modern Merchandising.

Mark J. Sandquist joined Columbia in March 1995 as Senior Merchandiser of Men’s and Women’s Sportswear and in August 2000 was named General Manager – Sportswear Merchandising. Prior to joining Columbia, Mr. Sandquist worked in various managerial positions for Union Bay from 1985 to 1995.

David W. Robinson joined Columbia in March 1995 as Senior Merchandiser of Hunting, Fishing and Accessories within Outerwear Merchandising and in December 1999 was named General Manager – Hunting, Fishing, and Accessories Merchandising. Prior to joining Columbia, Mr. Robinson was Director of Operations for Video Lottery Technologies from 1992 to 1995, and prior to that he was a Vice President of Life Link International.

William J. Berta joined Columbia in November 1996 as Manager of U.S. Footwear Sales and in October 2000 was named General Manager of Sorel. In September 2001, Mr. Berta was named General Manager – Footwear for both Columbia and Sorel. Prior to joining Columbia, Mr. Berta served in various sales management roles for Wolverine Worldwide, Daisy Manufacturing, and Hi-Tech Sports.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

Our Common Stock is listed on the Nasdaq National Market and trades under the symbol “COLM.” At February 28, 2003, there were approximately 193 holders of record and approximately 7,400 beneficial shareholders.

Following are the quarterly high and low closing prices for our Common Stock for the years ended December 31, 2002 and 2001:

	HIGH	LOW
2002
First Quarter	$36.30	$29.90
Second Quarter	$39.88	$32.00
Third Quarter	$39.50	$28.79
Fourth Quarter	$47.55	$31.21

2001
First Quarter	$40.13	$30.32
Second Quarter	$50.99	$30.00
Third Quarter	$47.40	$20.75
Fourth Quarter	$35.05	$20.21

The stock prices in the table above have been restated to reflect the three-for-two stock split effective June 4, 2001.

Since the completion of our initial public offering in April 1998, we have not declared any dividends. We currently anticipate that all of our earnings in the foreseeable future will be retained for the development and expansion of our business and, therefore, we have no current plans to pay cash dividends. Future dividend policy will depend on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreement, and other factors considered relevant by our Board of Directors. For various restrictions on our ability to pay dividends, see Note 5 of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), as of December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1997 Stock Incentive Plan	2,651,208	$25.17	1,024,153
1999 Employee Stock Purchase Plan	—	—	585,836
Equity compensation plans not approved by security holders (1)	—	—	234,833

Total	2,651,208	$25.17	1,844,822

(1)	See Note 11 of Notes to Consolidated Financial Statements.

Item 6.    SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2002 has been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related Notes that appear elsewhere in this Annual Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Year ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$816,319	$779,581	$614,825	$470,503	$427,278
Cost of sales	437,782	422,430	334,689	259,609	240,457

Gross profit	378,537	357,151	280,136	210,894	186,821
Selling, general and administrative	214,862	208,970	183,743	150,829	131,023

Income from operations	163,675	148,181	96,393	60,065	55,798
Interest (income) expense, net	(354)	2,568	4,238	4,822	4,075
Income tax expense	61,511	56,789	33,544	22,235	18,979

Net income	$102,518	$88,824	$58,611	$33,008	$32,744

Earnings per share (1) (2):
Basic	$2.60	$2.27	$1.52	$0.87	$0.92
Diluted	2.56	2.23	1.48	0.86	0.91
Weighted average shares outstanding (1) (2):
Basic	39,449	39,051	38,541	37,997	35,597
Diluted	40,063	39,840	39,608	38,412	36,087

	2002	2001	2000	1999	1998
Balance Sheet Data:
Working capital	$361,628	$270,959	$191,612	$144,105	$109,505
Inventories	94,862	114,889	105,288	86,465	74,059
Total assets	592,817	474,967	375,086	304,990	269,478
Long-term debt, net of current maturities	20,636	25,047	26,000	26,665	27,275
Shareholders’ equity	472,719	353,389	248,989	184,375	149,414

(1)	The Company completed its initial public offering of 9,660,000 shares of Common Stock on April 1, 1998.
(2)	Earnings per share and weighted average shares outstanding have been restated to reflect the three-for-two stock split that was effective June 4, 2001.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to years relate to the fiscal year ended December 31 of such year.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items in our consolidated statements of operations:

	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	53.6	54.2	54.4

Gross profit	46.4	45.8	45.6
Selling, general and administrative	26.3	26.8	29.9

Income from operations	20.1	19.0	15.7
Interest (income) expense, net	(0.0)	0.3	0.7

Income before income tax	20.1	18.7	15.0
Income tax expense	7.5	7.3	5.5

Net income	12.6%	11.4%	9.5%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales:    Net sales increased 4.7% to $816.3 million in 2002 from $779.6 million for the comparable period in 2001. Net sales in the United States increased 1.1% to $557.5 million in 2002 from $551.2 million for the comparable period in 2001. Canadian sales increased 6.6% to $86.7 million in 2002 from $81.3 million for the comparable period in 2001 and European direct sales increased 16.5% to $95.9 million in 2002 from $82.3 million for the comparable period in 2001. Net international sales, excluding Canadian sales and European direct sales, increased 17.8% to $76.2 million in 2002 from $64.7 million for the comparable period in 2001.

By product category, the growth in net sales was primarily attributable to increased sales of outerwear and sportswear units predominantly in the United States and Europe, though all geographic markets experienced an increase in both outerwear and sportswear sales.

In constant dollar terms, Canadian sales increased 8.1%, European direct sales increased 12.4% and net international sales, excluding Canadian sales and European direct sales, increased 18.9% in 2002 compared to the same period in 2001.

Gross Profit:    Gross profit as a percentage of net sales was 46.4% in 2002 compared to 45.8% for the comparable period in 2001. This increase was primarily the result of favorable sourcing costs for our products and effective inventory management. In addition, favorable weather conditions in the northeastern U.S. allowed for the timely shipping of full-priced fall products and improved margins on off-price selling activities. These increases were partially offset by the effect of the weaker Euro/U.S. dollar and Canadian dollar/U.S. dollar currency hedge rates in 2002 compared to the same period in 2001.

Selling, General and Administrative Expense:    Selling, general, and administrative expense (“SG&A”) increased 2.8% to $214.9 million in 2002 from $209.0 million for the comparable period in 2001, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales. As a percentage of sales, SG&A expense decreased to 26.3% in 2002 from 26.8% for the comparable period in 2001. The decrease as a percentage of sales was primarily the result of continued operating efficiencies from global infrastructure investments as well as cost control measures.

Interest (Income) Expense, Net:    Interest income was $2.8 million in 2002 compared to $1.7 million for the comparable period in 2001 and interest expense was $2.4 million in 2002 compared to $4.3 million for the comparable period in 2001. These changes were attributable to an increase in cash compared to the same period in 2001 and repayments of short-term notes payable.

Income Tax Expense:    The provision for income taxes increased to $61.5 million in 2002 from $56.8 million in 2001. The effective tax rate was 37.5% for 2002 and 39.0% for 2001. The reduction in the 2002 effective tax rate was due to several factors including the relative mix of international and domestic profitability and, to a lesser degree, the utilization of foreign tax credits.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales:    Net sales increased 26.8% to $779.6 million in 2001 from $614.8 million for the comparable period in 2000. Net sales in the United States increased 25.6% to $551.2 million in 2001 from $438.9 million for the comparable period in 2000. Canadian sales increased 28.8% to $81.3 million in 2001 from $63.1 million for the comparable period in 2000 and European direct sales increased 39.5% to $82.3 million in 2001 from $59.0 million for the comparable period in 2000. Net international sales, excluding Canadian sales and European direct sales, increased 20.3% to $64.7 million in 2001 from $53.8 million for the comparable period in 2000. Overall, sales growth was driven by the increased penetration of the Columbia brand within the existing customer base in all markets as well as the introduction of Sorel branded footwear, primarily in North America, in fall 2001. Specifically, domestic department store sales increased to approximately 35.2% in 2001 from approximately 30.5% in 2000.

By product category, the growth in net sales is attributable to increased sales of outerwear and footwear units, including Sorel, predominantly in the United States, Canada and Europe as well as increased sales of sportswear units primarily in the United States and Europe.

In constant dollar terms, Canadian sales increased 34.4%, European direct sales increased 43.2% and net international sales, excluding Canadian sales and European direct sales, increased 29.4% in 2001 compared to the same period in 2000.

Gross Profit:    Gross profit as a percentage of net sales was 45.8% in 2001 compared to 45.6% for the comparable period in 2000. This increase was due to the following factors including: (1) higher margins on spring outerwear and reduction of close-out product shipments for the three months ended March 31, 2001 when compared to the same period in 2000, (2) reduced impact of currency fluctuation, timely receipt of goods from factories, and minimal off-priced selling for three months ended September 30, 2001 when compared to same period in 2000, and (3) strong margins on outerwear closeout activity during the three months ended December 31, 2001. These increases were tempered by an increase in sales of spring close-out products which produce lower margins and negative effects of the Euro currency during the six months ended June 30, 2001.

Selling, General and Administrative Expense:    Selling, general, and administrative expense increased 13.8% to $209.0 million in 2001 from $183.7 million for the comparable period in 2000, primarily as a result of an increase in variable selling and operating expenses to support the higher level of sales. As a percentage of sales, SG&A expense decreased to 26.8% in 2001 from 29.9% for the comparable period in 2000. This change was primarily due to strong sales growth in 2001, coupled with continued operating efficiencies from global infrastructure investments and maintenance of prudent cost control measures given the current economic environment.

Interest (Income) Expense, Net:    Interest income was $1.7 million in 2001 compared to $1.1 million for the comparable period in 2000 and interest expense was $4.3 million in 2001 compared to $5.3 million for the comparable period in 2000. These changes were attributable to our increased cash position during the first, second and fourth quarters of 2001 as compared to the same periods in 2000 combined with our decreased borrowings and an overall reduction in the short-term rates in 2001 when compared to 2000.

Income Tax Expense:    The provision for income taxes increased to $56.8 million in 2001 from $33.5 million in 2000. The effective tax rate was 39.0% for 2001 and 36.4% for 2000. The lower tax rate in 2000 was due primarily to the utilization of foreign tax credits which were not replicated in 2001.

Liquidity and Capital Resources

We financed our operations for the year ended December 31, 2002 primarily through cash provided by operating activities. At December 31, 2002, we had total cash and cash equivalents of $194.7 million compared to $79.1 million at December 31, 2001. Cash provided by operating activities was $168.6 million for 2002 compared to $68.3 million in 2001. The increase in cash provided by operating activities was primarily due to an increase in net income, decreases in accounts receivable and inventories and an increase in accounts payable.

Our primary capital requirements are for working capital and general corporate needs. Net cash used in investing activities was $38.0 million in 2002 and $39.7 million for the comparable period in 2001. In 2002, our major capital expenditures consisted of approximately $26.9 million for the construction of our European distribution facility in Cambrai, France and approximately $11.1 million for other North American distribution related projects as well as maintenance capital requirements. In 2001 our major capital expenditures consisted of the expansion and retrofit of our United States distribution center, the development of our new corporate headquarters and the construction of our European distribution facility.

Cash used in financing activities was $15.1 million in 2002 as compared to cash provided by financing activities of $15.4 million for the comparable period in 2001. In 2002, net cash used in financing activities was primarily due to repayment of borrowings on short-term notes payable of $16.9 million and net repayment of $5.1 million on long-term debt offset by proceeds from the sale of stock under employee stock plans of $6.9 million. In 2001, net cash provided by financing activities was primarily due to proceeds from the sale of stock under employee stock plans of $8.2 million, net borrowings of short-term notes payable of $3.4 million, and net borrowings of $3.8 million of long-term debt.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $35 million to $75 million, of which $10 million to $50 million is committed. As of December 31, 2002, no domestic balance was outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $71.8 million at December 31, 2002. The balance outstanding under these lines of credit was $9.8 million as of December 31, 2002.

Additionally, we maintain unsecured and uncommitted lines of credit with a combined limit of $250 million at December 31, 2002, available for issuing letters of credit. At December 31, 2002, the balance outstanding under these letters of credit was $112.0 million.

As we continue our investment in global infrastructure to support our growth, we anticipate the capital expenditures for 2003 will be approximately $15 million, consisting of maintenance capital requirements and information technology and distribution projects. We expect to fund these costs with existing cash and cash provided by operations. If the need for additional expenditures arises, we may need to seek additional funding. Our ability to obtain additional credit facilities will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. We do not assure you that financing will be available on terms that are acceptable or favorable to us, if at all.

Our operations are affected by seasonal trends typical in the outdoor apparel industry, which have historically resulted in higher sales and profits in the third calendar quarter. This pattern has resulted primarily from the timing of shipments to wholesale customers for the fall outerwear season. As our sportswear and footwear product lines mature, we expect an increasing impact on seasonal shipments and corresponding working capital requirements. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and existing short-term borrowing arrangements.

The following table presents our estimated contractual commitments (in thousands):

	Year ending December 31,
	2003	2004	2005	2006	2007	Thereafter
Debt repayments	$4,498	$4,498	$4,498	$4,498	$3,571	$3,571
Operating leases (1):
Non-related parties	2,658	2,175	1,488	1,076	772	735
Related parties	370	370	370	370	370	1,481

(1)	These operating lease commitments are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from fluctuations of foreign currency exchange rates and interest rates as a result of our international sales, production and funding requirements. Our policy is to utilize financial instruments to reduce market risk where internal netting and other strategies cannot be effectively employed. Foreign currency and interest rate transactions are used only to the extent considered necessary to meet our objectives. We do not enter into foreign currency or interest rate transactions for speculative purposes.

Our foreign currency risk management objective is to protect cash flows resulting from sales, purchases and other costs from exchange rate movements. We manage this risk by using forward exchange contracts and purchased options to hedge certain firm as well as anticipated commitments and the related receivables and payables, including third party or intercompany transactions. Anticipated, but not yet firmly committed, transactions that we hedge carry a high level of certainty and are expected to be recognized within one year. We use cross-currency swaps to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in the Euro, Japanese yen and Canadian dollars.

The fair value of our hedges was unfavorable by $2.8 million and $0.3 million as of December 31, 2002 and 2001, respectively. A 10% change in the Euro, Japanese yen and Canadian dollar exchange rates would have resulted in the fair value fluctuating approximately $8.1 million at December 31, 2002 and $6.0 million at December 31, 2001. Changes in fair value, resulting from foreign exchange rate fluctuations, would be substantially offset by the change in value of the underlying hedged transactions.

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have no cash flow exposure due to rate changes on our $20.6 million and $25.0 million of long-term debt as of December 31, 2002 and 2001, respectively. We do, however, have cash flow exposure on our committed and uncommitted bank lines of credit because interest is based on LIBOR and other interest rate indices.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Some of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for doubtful accounts receivable, and inventory obsolescence.

Revenue Recognition

We record wholesale and licensed product revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title generally passes upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale.

In some countries outside of the U.S., precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based upon historical and expected delivery times by geographic location.

Upon shipment, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. We base our estimates on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net revenues in the period in which we made such determination.

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates for the uncollectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and we make judgments about the credit worthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, current economic trends, and changes in customer payment terms. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. If we determine a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made the determination.

Inventory Obsolescence and Product Warranty

We make ongoing estimates of potential future excess, close-out or slow moving inventory and product warranty costs. We identify our excess inventory, a component of which is planned, and evaluate our purchase commitments, sales forecasts, and historical experience and make provisions as necessary to properly reflect inventory value. When evaluating our reserve for warranty costs, we consider our historical returns rates by season, product mix, current economic trends, and the historical cost to repair, replace, or refund the original sale. In the event we determine smaller or larger reserves were appropriate, we would record a credit or a charge to cost of sales in the period we made the determination.

Income Taxes

We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes.” We make ongoing estimates in determining the valuation allowance for the net deferred tax asset in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we have different judgments or use different estimates in the future, these differences may affect the valuation allowance and accordingly, income in the period we made the determination.

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated effective rate. As the calendar year progresses, we periodically refine our estimate based upon actual events and earnings by jurisdiction during the year. This ongoing estimation process can result in changes to our expected effective tax rate for the full calendar year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual effective tax rate.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement eliminates amortization of goodwill and certain intangible assets with indefinite useful lives and sets forth methods to periodically evaluate these assets for impairment. We adopted SFAS No. 142 on January 1, 2002 and therefore ceased amortization of certain intangible assets. Other than the cessation of amortization, the adoption of this statement had no impact on our results of operations or cash flows for the year ended December 31, 2002. Amortization expense for intangible assets with indefinite useful lives was $796,000 for 2001 and $199,000 for 2000. During the fourth quarter of 2002, we completed an impairment test on the intangible assets and determined that these assets were not impaired.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. The provisions of this statement will be applied prospectively, as applicable, and are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. The provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. Accordingly, we have adopted the disclosure provisions of SFAS No. 148 in the financial reports for the year ended December 31, 2002. As the adoption of this statement involves disclosures only, we do not expect a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provisions of FIN 45 (see Note 2 of the Notes to the Consolidated Financial Statements). Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. We do not believe that the provisions of FIN 45 will have a material effect on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not believe that the provisions of FIN 46 will have a material effect on our financial position or results of operations.

Forward-Looking Statements

This Annual Report, including Item 1 of Part I and Items 7 and 7(a) of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding:

•	potential growth in domestic and international markets;

•	growth in merchandise categories;

•	increased sales to department stores and footwear specialty shops;

•	implementation and performance of new management information systems and distribution facilities;

•	access to raw materials and factory capacity; and

•	financing and working capital requirements and resources.

These forward-looking statements, and others made from time to time by management, are subject to many risks and uncertainties. Many factors could cause actual results to differ materially from those projected in the forward-looking statements, including the risks described below under the heading “Factors That May Affect Our Business and the Price of Our Common Stock.” Risk factors that may affect liquidity, future financing and working capital requirements and availability include:

•	business disruptions and costs arising from acts of terrorism or military activities around the globe;

•	unfavorable economic conditions generally and weakness in consumer confidence;

•	the financial health of our customers;

•	our ability to effectively deliver products to customers in a timely manner due to potential service interruptions;

•	effects of unseasonable weather (for example, warm weather in the winter and cold weather in the spring that affects demand for our products);

•	our reliance on product acceptance by consumers;

•	dependence on independent manufacturers and suppliers;

•	effectiveness of our sales and marketing efforts;

•	intense competition in the industry (which we expect to increase);

•	our ability to achieve and manage growth effectively;

•	international risks, including trade disruptions, political instability in foreign markets, exchange rate fluctuations, and changes in quotas and tariffs or other duties;

•	effective implementation and expansion of our distribution facilities; and

•	our ability to establish and protect our intellectual property.

We do not undertake any duty to update forward-looking statements after the date they are made, to conform them to actual results or to changes in circumstances or expectations.

Factors That May Affect Our Business and the Price of Our Common Stock

Our Business is Affected by Weather Conditions

Our business is adversely affected by unseasonal weather conditions. Sales of our outerwear are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of our outerwear or cold weather footwear. For example, we believe unseasonably warm weather in the United States in 1998 and 1999 caused customers to delay, and in some cases reduce or cancel, orders for our outerwear, which had an adverse effect on our net sales and profitability. Similarly, unseasonably warm weather in 2001 made it more difficult for retailers to sell outerwear and we believe resulted in retailer caution when placing orders for fall 2002. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring could have a material adverse effect on our results of operations and financial condition.

Our Sales and Earnings May be Adversely Affected by an Economic Downturn or Economic Uncertainty

Sales of our products, particularly outerwear, are subject to substantial cyclical fluctuation. Consumer demand for our apparel and footwear, or our licensed products, may not reach our growth targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and Europe. Continuing weakness in the Japanese economy, for example, has limited growth opportunities in recent years, and a slowing economy in the United States in 2002 has created additional uncertainties as to our customers and our business. In addition, recent volatility in the global oil markets has resulted in rising fuel prices, which many shipping companies are passing on to their customers. Our shipping costs have increased over the past several months, and we expect these costs may continue to increase. We may not be able to pass these increased costs on to our customers. Our sensitivity to economic cyclicality and any related fluctuation in consumer demand and rising shipping costs could have a material adverse effect on our results of operations and financial condition.

Our International Operations Involve Many Risks

We are subject to many risks generally associated with doing business abroad, including foreign governmental regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we manufacture or sell products. Terrorist acts and U.S. military operations abroad appear to have increased the risks of doing business abroad, and we expect this to continue with the increased prospect of military action in the Middle East. These factors, among others, could influence our ability to sell products in international markets, our ability to manufacture products or procure materials, as well as our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be materially and adversely affected. In addition, many of our imports are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. The countries in which our products are produced or sold may adjust or impose new quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on us. We produce a significant portion of our products in China, and therefore adverse conditions in China or adverse changes in China’s trading status with the U.S. or with other sales markets could have a material adverse effect on our results of operations and financial condition.

We Are Affected by the Financial Health of Retailers

We extend credit to our customers based on an assessment of a customer’s financial circumstances, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant customers have experienced financial difficulties in the past, which in turn have had an adverse effect on our business, and we believe retailers are being more cautious than usual with orders as a result of weakness in the retail economy. A slowing economy in our key markets could have an adverse effect on the financial health of our customers, which could in turn have a material adverse effect on our results of operations and financial condition.

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

We Face Risks Associated with Consumer Preferences and Fashion Trends

We believe we have benefited from changing consumer preferences, including increased consumer interest in outdoor activities and lifestyle changes that emphasize apparel designed for these activities. Changes in consumer preferences or consumer interest in outdoor activities could have a material adverse effect on our business. In addition, although we believe our products have not been significantly affected by past fashion trends, changes in fashion trends could have a greater impact as we expand our offerings to include more product categories in more geographic areas Also, we face risks because our business requires us to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk through early order commitments by retailers, we must generally place production orders with manufacturers before we have received all of a season’s orders. If we fail to anticipate accurately and respond to consumer preferences, we could experience lower sales, excess inventories and lower profit margins, any of which could have a material adverse effect on our results of operations and financial condition.

Our Success Depends on our use of Proprietary Rights

Our registered and common law trademarks have significant value and are important to our ability to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. From time to time, we discover products that are counterfeit reproductions of our products or design “knock offs.” If we are unsuccessful in challenging a party’s products on the basis of trademark or design infringement, continued sales of these products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. Additionally, in markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to challenge successfully use of those rights by other parties. Although we have not been materially inhibited from selling products in connection with trademark and trade dress disputes, as we extend our brand into new product categories, new product lines and expand the geographic scope of our marketing, we could become subject to litigation based on allegations of the infringement of intellectual property rights of third parties. Future litigation also may be necessary to defend us against such claims or to enforce and protect our intellectual property rights. Any intellectual property litigation could be costly and could cause diversion of management’s attention from the operation of our business. Adverse determinations in any litigation could result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. Any intellectual property litigation could have a material adverse effect on our results of operations and financial condition.

Our Success Depends on Our Distribution Facilities and Systems

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). In the United States, we rely primarily on our distribution center in Portland, Oregon; in Canada, we rely primarily on our distribution center in Strathoy, Ontario; and in Europe we distribute our products through two different distribution centers: one in The Netherlands that is owned and operated by an independent logistics company, and the other in Cambrai, France, which we own and operate. We expect that this new facility in Cambrai, France will replace the remaining distribution center in The Netherlands in 2003. The implementation and performance of the new distribution facility is subject to many risks generally associated with transition and startup activities, including the risk that the new distribution facility may not successfully handle distribution activities. Our distribution facilities in the United States, The Netherlands, and France are highly automated, which means their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. Our operations could also be interrupted by disasters, such as earthquakes (which are known to occur in the Northwestern United States) or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that could be caused by significant disruptions in our distribution facilities.

We May Not Be Able to Implement Our Growth Strategy or Manage Growth Successfully

We face many challenges in implementing our growth strategies. For example, our expansion into international markets involves countries where we have little sales or distribution experience and where our brand is not yet widely known. Expanding our product categories involves, among other things, gaining experience with new products, gaining consumer acceptance, and establishing and protecting intellectual property rights. Increasing sales to department stores, and improving the sales productivity of our customers, will each depend on various factors, including strength of our brand name, competitive conditions, our ability to manage increased sales and future expansion, the availability of desirable locations and the negotiation of terms with retailers. Future terms with customers may be less favorable to us than those we now operate under. Large retailers in particular increasingly seek to transfer various costs of business to their vendors, such as the cost of lost profits from product price markdowns. To implement our business strategy, we need to manage growth effectively. We need to continue to change various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Growth could place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. For example, in recent years, we have undertaken a number of new initiatives that require significant management attention and corporate resources, including the development or expansion of distribution facilities on two continents and the acquisition, rejuvenation and extension of the Sorel® brand. This growth involves many risks and uncertainties and, if we are unable to manage it effectively, we may not achieve our objectives our results of operations and financial condition could be materially and adversely affected.

Currency Exchange Rate Fluctuations May Affect our Business

We generally purchase products in U.S. dollars. However, the cost of these products sourced overseas may be affected by changes in the value of the relevant currencies. Price increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be materially affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. dollars for consolidated financial reporting. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. We conduct a program to hedge against our exposure to currency exchange rate fluctuations. We may not, however, be successful and foreign currency fluctuations could have a material adverse effect on our results of operations and financial condition.

Labor Disruptions at Ports May Adversely Affect Our Business

Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide, particularly in the western United States. Labor disputes at certain ports, such as those experienced at western U.S. ports in 2002, create significant risks for our business, particularly if such disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak importing seasons, and could have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.

We Depend on Independent Manufacturers to Make Our Products and Meet Customer Expectations

Our products are produced by independent manufacturers worldwide. We do not operate or own any production facilities. Although we enter into a number of purchase order commitments each season, we do not have long-term contracts with certain manufacturers. We therefore face risks that manufacturing operations will fail to perform as expected, or that our competitors will gain production or quota capacities that we need for our business. If a manufacturer fails to ship orders in a timely manner or to meet our standards, we could miss delivery requirements, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our business. In an effort to ensure that our independent manufacturers operate with safe, ethical and humane working conditions, we regularly monitor factories and we enforce our requirements that each agree to comply with our Standards of Manufacturing Practices and applicable laws and regulations, but we do not control these vendors or their labor practices. If a manufacturer violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, it could have a material adverse effect on our results of operations and financial condition.

We Depend on Key Suppliers for Some Specialty Fabrics

Some of the materials that we use may be available, in the short-term, from only one source or a very limited number of sources. For example, some specialty fabrics are manufactured to our specification by one source or a few sources. From time to time, we have experienced difficulty satisfying our raw material and finished goods requirements. Although we believe we could identify and qualify additional factories to produce these materials, the unavailability of some existing manufacturers for supply of these materials could have a material adverse effect on our results of operations and financial condition.

Our Advance Purchases of Products May Result in Excess Inventories

To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place orders for our products with manufacturers prior to receiving all of our customers’ orders and maintain an inventory of various products that we anticipate will be in greater demand. We may not be able to sell the products we have ordered from manufacturers or that we have in our inventory. Customers may be allowed to cancel an order prior to shipment with sufficient advance notice. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have a material adverse effect on our results of operations and financial condition.

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

Our Business Is Affected by Seasonality and Fluctuations in Operating Results

Our results of operations have fluctuated and are likely to fluctuate significantly from period to period. Our products are marketed on a seasonal basis, with a product mix now weighted substantially toward the fall season. Our results of operations for the quarter ended September 30 in the past have been much stronger than the results for the other quarters. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer behavior, weather conditions, availability of import quotas and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

We Face Risks of Product Liability and Warranty Claims

Our products are used in outdoor activities, sometimes in severe conditions. Although we have not experienced any significant expense as the result of product recalls or product liability claims, recalls or these types of claims could occur in the future and have a material adverse effect on our business. Our outerwear and Sorel products are backed by a lifetime limited warranty for defects in quality and workmanship. We maintain a warranty reserve for future warranty claims, but the actual costs of servicing future warranty claims could exceed the reserve and have a material adverse effect on our results of operations and financial condition.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our management is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which we consider appropriate in the circumstances and include some amounts based on our best estimates and judgments. Other financial information in this report is consistent with these financial statements.

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of Columbia Sportswear Company:

We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Sportswear Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon

January 30, 2003

(March 14, 2003 as to Note 17)

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$194,670	$79,082
Accounts receivable, net (Note 2)	154,099	155,252
Inventories, net (Note 3)	94,862	114,889
Deferred tax asset (Note 9)	10,840	13,691
Prepaid expenses and other current assets	6,006	3,847

Total current assets	460,477	366,761

Property, plant, and equipment, net (Note 4)	124,515	100,672
Intangibles and other assets (Note 2)	7,825	7,534

Total assets	$592,817	$474,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable (Note 5)	$9,835	$24,905
Accounts payable	49,370	32,068
Accrued liabilities (Note 6)	35,146	34,054
Current portion of long-term debt (Note 7)	4,498	4,775

Total current liabilities	98,849	95,802

Long-term debt (Note 7)	20,636	25,047
Deferred tax liability (Note 9)	613	729

Total liabilities	120,098	121,578

Commitments and contingencies (Notes 11 and 12)

Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 39,737 and 39,283 issued and outstanding (Note 8)	159,996	149,473
Retained earnings	315,243	212,725
Accumulated other comprehensive loss	(1,156)	(6,763)
Unearned portion of restricted stock issued for future services (Note 11)	(1,364)	(2,046)

Total shareholders’ equity	472,719	353,389

Total liabilities and shareholders’ equity	$592,817	$474,967

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Net sales	$816,319	$779,581	$614,825
Cost of sales	437,782	422,430	334,689

Gross profit	378,537	357,151	280,136
Selling, general, and administrative	214,862	208,970	183,743

Income from operations	163,675	148,181	96,393
Interest income	(2,790)	(1,712)	(1,074)
Interest expense	2,436	4,280	5,312

Income before income tax	164,029	145,613	92,155
Income tax expense (Note 9)	61,511	56,789	33,544

Net income	$102,518	$88,824	$58,611

Earnings per share:
Basic	$2.60	$2.27	$1.52
Diluted	2.56	2.23	1.48
Weighted average shares outstanding (Note 14):
Basic	39,449	39,051	38,541
Diluted	40,063	39,840	39,608

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash provided by (used in) operating activities:
Net income	$102,518	$88,824	$58,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,685	16,741	13,648
Amortization of unearned compensation	682	682	682
Loss (gain) on disposal of property, plant, and equipment	165	140	(227)
Deferred income tax provision	2,895	(2,075)	(3,076)
Tax benefit from employee stock plans	2,749	7,514	2,586
Changes in operating assets and liabilities:
Accounts receivable	6,517	(29,379)	(13,375)
Inventories	23,001	(11,738)	(20,520)
Prepaid expenses and other current assets	(2,075)	1,718	(3,231)
Intangibles and other assets	(184)	127	171
Accounts payable	11,919	(9,754)	8,848
Accrued liabilities	1,679	5,476	8,080

Net cash provided by operating activities	168,551	68,276	52,197

Cash provided by (used in) investing activities:
Capital expenditures	(38,023)	(39,727)	(21,233)
Proceeds from sale of property, plant, and equipment	52	64	436
Purchase of trademarks	—	—	(7,967)

Net cash used in investing activities	(37,971)	(39,663)	(28,764)

Cash provided by (used in) financing activities:
Net borrowings of (repayment on) notes payable	(16,892)	3,373	(5,953)
Issuance of long-term debt	—	4,511	—
Repayment on long-term debt	(5,088)	(663)	(609)
Proceeds from issuance of common stock	6,924	8,223	4,885

Net cash provided by (used in) financing activities	(15,056)	15,444	(1,677)

Net effect of exchange rate changes on cash	64	(439)	(914)

Net increase in cash and cash equivalents	115,588	43,618	20,842
Cash and cash equivalents, beginning of year	79,082	35,464	14,622

Cash and cash equivalents, end of year	$194,670	$79,082	$35,464

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$617	$3,503	$4,595
Cash paid during the year for income taxes	56,569	49,300	37,079

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares Outstanding	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Portion of Restricted Stock Issued For Future Services	Comprehensive Income	Total
BALANCE, JANUARY 1, 2000	38,025	$126,265	$65,290	$(3,770)	$(3,410)		$184,375
Components of comprehensive income:
Net income			58,611			$58,611	58,611
Foreign currency translation adjustment ($0 taxes provided)				(1,127)		(1,127)	(1,127)
Unrealized loss on derivative transactions (net of tax benefit, $592)				(1,023)		(1,023)	(1,023)

Comprehensive income						$56,461

Exercise of employee stock options	499	4,240					4,240
Tax benefit from stock plans		2,586					2,586
Employee stock purchase program	40	645					645
Amortization of unearned compensation					682		682

BALANCE, DECEMBER 31, 2000	38,564	133,736	123,901	(5,920)	(2,728)		248,989
Components of comprehensive income:
Net income			88,824			$88,824	88,824
Foreign currency translation adjustment ($0 taxes provided)				(1,646)		(1,646)	(1,646)
Unrealized gain on derivative transactions (net of tax expense, $41)				803		803	803

Comprehensive income						$87,981

Exercise of employee stock options	670	7,193					7,193
Tax benefit from stock plans		7,514					7,514
Employee stock purchase program	49	1,030					1,030
Amortization of unearned compensation					682		682

BALANCE, DECEMBER 31, 2001	39,283	149,473	212,725	(6,763)	(2,046)		353,389
Components of comprehensive income:
Net income			102,518			$102,518	102,518
Foreign currency translation adjustment ($0 taxes provided)				7,822		7,822	7,822
Unrealized loss on derivative transactions (net of tax benefit, $329)				(2,215)		(2,215)	(2,215)

Comprehensive income						$108,125

Exercise of employee stock options	411	5,695					5,695
Tax benefit from stock plans		2,749					2,749
Employee stock purchase program	43	1,229					1,229
Tax benefit from underwriting costs		850					850
Amortization of unearned compensation					682		682

BALANCE, DECEMBER 31, 2002	39,737	$159,996	$315,243	$(1,156)	$(1,364)		$472,719

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION

Nature of the business:

Columbia Sportswear Company is a global leader in the design, manufacture, marketing and distribution of active outdoor apparel, including outerwear, sportswear, footwear, and related accessories.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The consolidated financial statements include the accounts of Columbia Sportswear Company and its wholly-owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Dependence on key suppliers:

The Company’s products are produced by independent manufacturers worldwide. For 2002 the Company sourced approximately 99% (by dollar volume) of its products outside the United States, principally in the Far East. The Company’s three largest factory groups accounted for approximately 17% of the Company’s total global production for 2002 and another company produced substantially all of the zippers used in the Company’s products. From time to time, the Company has experienced difficulty satisfying its raw material and finished goods requirements. Although the Company believes that it could identify and qualify additional factories to produce these materials, the unavailability of some existing manufacturers for supply of these materials could have a material adverse affect on the Company.

Cash and cash equivalents:

Cash and cash equivalents are stated at cost and represent investments with original maturities of three months or less. At December 31, 2002 and 2001, cash and cash equivalents included $194,670,000 and $79,082,000 of investments, respectively, primarily comprised of investment grade asset-backed debt obligations, municipal tax-exempt securities, preferred auction rate securities and money market funds.

Accounts receivable:

Accounts receivable have been reduced by an allowance for doubtful accounts, which was $9,341,000 and $8,016,000 at December 31, 2002 and 2001, respectively. The provision for bad debt expense was $3,704,000, $3,531,000 and $4,854,000 in 2002, 2001, and 2000, respectively. The charges to the reserve were $2,379,000, $1,341,000 and $3,563,000 in 2002, 2001 and 2000, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories:

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventories for excess, close-out or slow moving items and makes provisions as necessary to properly reflect inventory value.

Property, plant, and equipment:

Property, plant, and equipment are stated at cost. Depreciation of machinery and equipment, furniture and fixtures and amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 10 years. Buildings are depreciated using the straight-line method over 30 years.

The interest-carrying costs of capital assets under construction are capitalized based on the Company’s weighted average borrowing rates. Capitalized interest was $1,000,000, $792,000 and $145,000 in 2002, 2001 and 2000, respectively.

Intangibles and other assets:

Intangibles and other assets consist of the following (in thousands):

	December 31,
	2002	2001
Trademarks	$6,971	$6,971
Other assets	854	563

	$7,825	$7,534

In September 2000, the Company acquired the Sorel trademark rights, associated brand names and other related intellectual property rights for $7,967,000 in cash. The acquired intangible assets ceased being amortized on January 1, 2002 with the adoption of SFAS No. 142. The related accumulated amortization was $996,000 at December 31, 2002 and 2001.

Impairment of long-lived and intangible assets:

The Company evaluates the carrying value of long-lived assets for possible impairment as events or changes arise indicating that such assets should be reviewed. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Fair value is based on the best information available, including quoted market prices, prices for similar assets or the results of valuation techniques. The Company has determined that its long-lived assets as of December 31, 2002 and 2001 are not impaired.

Deferred income taxes:

United States income taxes are provided currently on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company determines annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations. Deferred income taxes are provided for temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some portion of the deferred tax assets will not be realized.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition:

The Company records wholesale and licensed product revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title generally passes upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale.

In certain countries outside of the U.S., precise information regarding the date of receipt by the customer is not readily available. In these cases, the Company estimates the date of receipt by the customer based upon historical and expected delivery times by geographic location.

Upon shipment, the Company also provides for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claim were significantly greater or lower than the reserves that had been established, the Company would record a reduction or increase to net revenues in the period in which it made such determination.

Foreign currency translation:

The assets and liabilities of the Company’s foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the net sales and expenses have been translated into U.S. dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a separate component of accumulated other comprehensive loss in shareholders’ equity and are not currently adjusted for income taxes as they relate to indefinite net investments in non-U.S. operations.

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

Derivatives:

The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133.”

Substantially all foreign currency derivatives entered into by the Company qualify for and are designated as foreign-currency cash flow hedges, including those hedging foreign currency denominated firm commitments.

Changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings some time after maturity of the related derivative. The consolidated statement of operation classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cost of sales when the underlying hedged transaction affects earnings. Unrealized derivative gains and losses recorded in current and non-current assets and liabilities and amounts recorded in other comprehensive income are non-cash items and therefore are taken into account in the preparation of the consolidated statement of cash flows based on their respective balance sheet classifications.

Stock-based compensation:

The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts):

	2002	2001	2000
Net income, as reported	$102,518	$88,824	$58,611
Adjustment to net earnings for:
Pro forma stock-based compensation expense, net of tax	6,611	3,852	2,176

Pro forma net income	$95,907	$84,972	$56,435

Earnings per share—basic
As reported	$2.60	$2.27	$1.52
Pro forma	2.43	2.18	1.46
Earnings per share—diluted
As reported	$2.56	$2.23	$1.48
Pro forma	2.39	2.13	1.42

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Advertising costs:

Advertising costs are expensed as incurred. Through cooperative advertising programs, the Company reimburses its retail customers for some of their costs of advertising the Company’s products. The Company records these costs in selling, general and administrative expense at the time when it is obligated to its customers for the costs. This obligation may arise prior to the related advertisement being run. Advertising expense was $36,273,000, $35,011,000 and $27,343,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Product warranty:

The Company’s outerwear and Sorel products carry lifetime limited warranty provisions for defects in quality and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s history of warranty repairs and replacements. A summary of accrued warranties is as follows (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Claims paid	Balance at end of period
Year ended December 31, 2002	$7,475	$2,783	$2,458	$7,800
Year ended December 31, 2001	5,780	4,094	2,399	7,475
Year ended December 31, 2000	4,200	3,477	1,897	5,780

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement eliminates amortization of goodwill and certain intangible assets with indefinite useful lives and sets forth methods to periodically evaluate these assets for impairment. The Company adopted SFAS No. 142 on January 1, 2002 and therefore ceased amortization of certain intangible assets. Other than the cessation of amortization, the adoption of this statement had no impact on the Company’s results of operations or cash flows for the year ended December 31, 2002. Amortization expense for intangible assets with indefinite useful lives was $796,000 for 2001 and $199,000 for 2000. During the fourth quarter of 2002, the Company completed an impairment test on the intangible assets and determined that these assets were not impaired.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under previous guidance, a liability for an exit cost was recognized at the date of the commitment to an exit plan. The provisions of this statement will be applied prospectively, as applicable, and are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. The provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. Thus, the Company has adopted the disclosure provisions of SFAS No. 148 in the financial reports for the year ended December 31, 2002. As the adoption of this statement involves disclosures only, the Company does not expect a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN 45 (see Note 2 of the Notes to the Consolidated Financial Statements). Additionally, the recognition of a

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The Company does not believe that the provisions of FIN 45 will have a material effect on its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the provisions of FIN 46 will have a material effect on its financial position or results of operations.

NOTE 3—INVENTORIES, NET

Inventories consist of the following (in thousands):

	December 31,
	2002	2001
Raw materials	$1,540	$4,209
Work in process	2,714	6,156
Finished goods	90,608	104,524

	$94,862	$114,889

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2002	2001
Land	$6,100	$6,100
Buildings	51,795	51,581
Machinery and equipment	79,129	70,950
Furniture and fixtures	8,050	7,705
Leasehold improvements	10,002	9,203
Construction in progress	39,919	10,498

	194,995	156,037
Less accumulated depreciation	70,480	55,365

	$124,515	$100,672

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—SHORT-TERM BORROWINGS AND CREDIT LINES

The Company has available an unsecured and committed operating line of credit providing for borrowings in an aggregate amount not to exceed at any time outstanding (1) $50,000,000 during the period of July 15 through December 15 of the calendar year, (2) $25,000,000 during the period of December 16 through February 15 of the calendar year and (3) $10,000,000 at all other times. The maturity date of this agreement is June 30, 2004. Interest, payable monthly, is computed at the bank’s prime rate minus up to 2.05% per annum. The agreement also includes a fixed rate option based on the LIBOR rate plus up to 65 basis points. There was no balance outstanding on this line as of December 31, 2002 and 2001. The unsecured operating line of credit requires the Company to comply with certain covenants including a Capital Ratio, which limits indebtedness to tangible net worth. As of December 31, 2002, the Company was in compliance with all of these covenants. If the Company defaults on its payments, it is prohibited, subject to certain exceptions, from making dividend payments or other distributions.

The Company has arrangements in place to facilitate the import and purchase of inventory through the issuance of sight letters of credit. The arrangements consist of an unsecured and uncommitted revolving line of credit of $25,000,000 and a $125,000,000 import line of credit at December 31, 2002, to issue documentary letters of credit on a sight basis and are renewed on an annual basis. The combined limit under this agreement was $150,000,000 at December 31, 2002. The revolving line accrues interest at the bank’s prime rate minus 2% per annum. The revolving line also has a fixed rate option based on the bank’s cost of funds plus 45 basis points. There was no balance outstanding on this line as of December 31, 2002 and 2001. At December 31, 2002, the Company had $76,562,000 of firm purchase orders placed under this facility.

The Company also has available an unsecured and uncommitted $125,000,000 import letter of credit line subject to annual renewal. At December 31, 2002, the Company had $35,477,000 of firm purchase orders placed under this facility.

The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit providing for borrowing to a maximum of C$25,000,000 (US$15,900,000 at December 31, 2002). The balance outstanding was US$0 and US$10,208,000 at December 31, 2002 and 2001, respectively. The interest rate at December 31, 2001 was 4.0%.

During 2002, the Company’s European subsidiary opened two separate unsecured and uncommitted lines of credit providing for borrowing to a maximum of 20,000,000 EURO per credit line (combined US$41,999,000 at December 31, 2002). There was no balance outstanding at December 31, 2002. These lines accrue interest based on Euribor plus 0.5% and Eonia plus 0.55% respectively. At December 31, 2001, the Company’s European branch had a balance outstanding of $5,650,000 under a previous credit facility. The interest rate at December 31, 2001 was 5.0%.

The Company’s Japanese subsidiary also has an unsecured and uncommitted line of credit providing for borrowing to a maximum of 1,650,000,000 JPY (US$13,894,000 at December 31, 2002). The balance outstanding was US$9,835,000 and US$9,047,000, at an interest rate of 1.9%, at December 31, 2002 and 2001.

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2002	2001
Accrued salaries, bonus, vacation and other benefits	$16,161	$16,611
Accrued warranty reserve	7,800	7,475
Accrued cooperative advertising reserve	5,530	4,895
Other	5,655	5,073

	$35,146	$34,054

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2002	2001
Senior promissory notes payable	$21,429	$25,000
Term loan	3,705	4,177
Mortgage note payable	—	645

	25,134	29,822
Less current portion	(4,498)	(4,775)

	$20,636	$25,047

In connection with a distribution center expansion project, the Company entered into a note purchase agreement. Pursuant to the note purchase agreement, the Company issued senior promissory notes in the aggregate principal amount of $25 million, bearing an interest rate of 6.68% and maturing August 11, 2008. Proceeds from the notes were used to finance the expansion of the Company’s distribution center in Portland, Oregon. The Senior Promissory Notes require the Company to comply with certain ratios related to indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and tangible net worth. As of December 31, 2002, the Company was in compliance with these covenants.

In June 2001, the Company’s Japanese subsidiary borrowed 550,000,000 Japanese yen (US$3,705,000 at December 31, 2002), bearing an interest rate of 1.73% at December 31, 2002 and 2001, for general working capital requirements. Principal and interest are paid semi-annually from July 2001 through June 2006.

The Company assumed a mortgage note payable, at an interest rate of 8.76%, in connection with a domestic distribution center expansion project. This note was repaid in October 2002.

Principal payments due on these notes as of December 31, 2002 were as follows (in thousands):

Year ended December 31,
2003	$4,498
2004	4,498
2005	4,498
2006	4,498
2007	3,571
Thereafter	3,571

$25,134

NOTE 8—SHAREHOLDERS’ EQUITY

On May 16, 2002, the shareholders of the Company approved an increase in the number of authorized shares of common stock from 50,000,000 shares to 125,000,000 shares. At December 31, 2002 and 2001, 39,737,065 and 39,282,921 shares of common stock were issued and outstanding, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 9, 1999, the shareholders of the Company approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. As of December 31, 2002 and 2001, 164,164 and 120,685 shares of common stock, respectively, had been issued under the ESPP.

Share amounts above have been restated to reflect the three-for-two stock split that was distributed on June 4, 2001, to all shareholders of record at the close of business on May 17, 2001.

NOTE 9—INCOME TAXES

The Company applies an asset and liability method for income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in the tax laws or rates. Deferred taxes are provided for temporary differences between assets and liabilities for financial reporting purposes and for income tax purposes. Valuation allowances are recorded against net deferred tax assets when it is more likely than not the asset will not be realized.

Undistributed earnings of the Company’s Canadian subsidiary amounted to approximately $15,700,000 as of December 31, 2002. If those earnings were distributed in the form of dividends or otherwise, a portion would be subject to both U.S. income taxes and foreign withholding taxes. It is anticipated that the U.S. income taxes and foreign withholding taxes would be substantially offset by the corresponding foreign tax credits resulting from such a distribution.

In November 2002, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2000 federal income tax return. The Company believes that adequate accruals have been provided for this and all other open tax years.

The Company receives a U.S. income tax benefit upon the exercise of the majority of its employee stock options. The benefit is equal to the difference between the fair market value of the stock at the time of exercise and the option price, times the appropriate tax rate. The Company has recorded the benefit associated with the exercise of employee stock options directly to shareholders’ equity.

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	Year ended December 31
	2002	2001	2000
Current:
Federal	$41,583	$43,384	$25,809
State and local	6,147	7,109	4,038
Non-U.S.	10,886	8,371	6,773

	58,616	58,864	36,620
Deferred:
Federal	2,910	(1,769)	(2,172)
State and local	575	(350)	(158)
Non-U.S.	(590)	44	(746)

	2,895	(2,075)	(3,076)

Income tax expense	$61,511	$56,789	$33,544

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements:

	Year ended December 31
	2002	2001	2000
	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.7	3.1	3.0
Non-U.S. income taxed at different rates	1.0	1.3	1.5
Foreign tax credits	(0.8)	—	(2.8)
Other	(0.4)	(0.4)	(0.3)

Actual provision for income taxes	37.5%	39.0%	36.4%

Significant components of the Company’s deferred taxes are as follows (in thousands):

	As of December 31
	2002	2001
Deferred tax assets:
Non-deductible accruals and allowances	$9,047	$10,298
Capitalized inventory costs	1,793	3,393

	10,840	13,691
Deferred tax liabilities:
Depreciation and amortization	(91)	247
Deferred compensation	(522)	(789)
Other, net	—	(187)

	(613)	(729)

Total	$10,227	$12,962

NOTE 10—PROFIT SHARING PLAN

The Company has a 401(k) profit-sharing plan, which covers substantially all employees with more than ninety days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All contributions to the plan are determined by the Board of Directors and totaled $2,930,000, $2,582,000 and $2,106,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 11—PARTICIPATION SHARE AGREEMENT

Effective December 1990, the Company adopted a Participation Share Agreement (the “Participation Plan”) with a key employee. The Participation Plan provided for the grant of participation shares equivalent to 10% of the Company, which were to be awarded at various dates through January 2000. These shares vest at a rate of 20% per year following the award date.

Effective December 31, 1996, the original Participation Plan was terminated and a Deferred Compensation Conversion Agreement (the “Agreement”) was entered into. Under the Agreement, the participation shares, whether or not vested or awarded under the Participation Plan, were converted to 2,700,653 shares of common stock. The total value of the share conversion was $15,693,000, of which $6,320,000 was unvested as of December 31, 1996. The unvested portion was recorded as a reduction in shareholders’ equity and has been

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized to compensation expense as shares are earned during the vesting period. Compensation expense related to the Participation Plan and the 1996 conversion totaled $682,000 for each of the years ended December 31, 2002, 2001, and 2000. As of December 31, 2002, 234,833 shares of common stock awarded were subject to future vesting and included in issued and outstanding shares of common stock.

As provided in the Agreement and because the executive’s employment terminated January 3, 2003, the 234,833 unvested shares will vest automatically unless the executive is compensated by the Company within 180 days from the termination date. The amount of such compensation would be $498,000, and would be accounted for as a reduction to shareholders’ equity upon cancellation of the unvested shares.

NOTE 12—COMMITMENTS AND CONTINGENCIES

The Company leases certain operating facilities from related parties of the Company. Total rent expense, including month-to-month rentals, for these leases amounted to $370,000, $381,000 and $408,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Rent expense was $2,587,000, $2,568,000 and $2,464,000 for non-related party leases during the years ended December 31, 2002, 2001 and 2000, respectively.

The approximate future minimum payments on all lease obligations at December 31, 2002 are as follows (amounts in thousands):

	Non-related Parties	Related Parties	Total
2003	$2,658	$370	$3,028
2004	2,175	370	2,545
2005	1,488	370	1,858
2006	1,076	370	1,446
2007	772	370	1,142
Thereafter	735	1,481	2,216

	$8,904	$3,331	$12,235

The Company is a party to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

NOTE 13—STOCK-BASED COMPENSATION

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 5,400,000 shares of the Company’s Common Stock of which 1,024,153 shares were available for future stock option grants under the Plan at December 31, 2002. Options granted prior to 2001 generally become exercisable ratably over a five-year period beginning from the date of grant and expire ten years from the date of grant. Options granted after 2000 generally become exercisable over a period of four years beginning one year after the date of grant and expire ten years from the date of the grant.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity under the Company’s option plan:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2000	1,982,264	$9.33	692,096	$8.95
Granted	1,028,424	15.03
Cancelled	(136,806)	10.81
Exercised	(498,959)	8.50

Options outstanding at December 31, 2000	2,374,923	11.89	712,139	$10.37

Granted	732,617	31.96
Cancelled	(178,146)	16.76
Exercised	(670,191)	10.73

Options outstanding at December 31, 2001	2,259,203	18.37	618,855	$11.07

Granted	823,780	38.27
Cancelled	(21,110)	27.98
Exercised	(410,665)	13.87

Options outstanding at December 31, 2002	2,651,208	$25.17	906,787	$17.14

The Company continues to measure compensation cost for the Plan using the method of accounting prescribed by APB 25. In electing to continue to follow APB 25 for expense recognition purposes, the Company is required to provide the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including disclosure of pro forma net income and earnings per share, as if the fair value based method of accounting defined in the SFAS No. 123 “Accounting for Stock-Based Compensation”, had been adopted.

The Company has computed, for pro forma disclosure purposes, the value of all stock options granted during 2002, 2001 and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rate	2.33 – 5.33%	3.24 – 5.38%	5.66 – 6.72%
Expected dividend yield	0%	0%	0%
Expected lives	4 to 8 years	4 to 8 years	4 to 8 years
Expected volatility	62.68%	67.45%	67.15%

Using the Black-Scholes methodology, the total value of stock options granted during 2002, 2001 and 2000 was $19,251,000, $14,994,000 and $10,163,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 2002, 2001 and 2000 was $23.37, $20.46 and $9.88 per share, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 6.45 - 9.67	334,801	5.31	$7.49	246,632	$7.24
$ 10.13 - 13.08	504,501	6.32	12.52	283,760	12.67
$ 15.71 - 18.13	351,913	7.41	17.55	132,544	17.40
$ 22.71 - 47.91	1,459,993	8.85	35.43	243,851	32.19

	2,651,208	6.54	$25.17	906,787	$17.14

NOTE 14—EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted earnings per share for the years ended December 31, 2002, 2001 and 2000. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Weighted average common shares outstanding, used in computing basic earnings per share	39,449	39,051	38,541
Effect of dilutive stock options	614	789	1,067

Weighted-average common shares outstanding, used in computing diluted earnings per share	40,063	39,840	39,608

Earnings per share of common stock:
Basic	$2.60	$2.27	$1.52
Diluted	2.56	2.23	1.48

Earnings per share and weighted average shares outstanding above have been restated to reflect the three-for-two stock split that was distributed on June 4, 2001, to all shareholders of record at the close of business on May 17, 2001.

Options to purchase an additional 839,000, 34,000 and 16,000 shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—SEGMENT INFORMATION

The Company operates predominantly in one industry segment: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, rugged footwear and related accessories.

The geographic distribution of the Company’s net sales, income before income tax, identifiable assets, interest expense, and depreciation and amortization expense are summarized in the following table (in thousands) for the years ended December 31, 2002, 2001 and 2000. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	2002	2001	2000
Net sales to unrelated entities:
United States	$557,519	$551,260	$438,854
Canada	86,661	81,263	63,117
Europe	95,933	82,313	59,037
Other International	76,206	64,745	53,817

	$816,319	$779,581	$614,825

Income before income tax:
United States	$151,147	$124,944	$77,296
Canada	15,360	15,906	11,977
Europe	2,512	773	(436)
Other International	11,653	9,629	5,807
Less interest and other income (expense) and eliminations	(16,643)	(5,639)	(2,489)

	$164,029	$145,613	$92,155

Assets:
United States	$563,447	$434,130	$351,270
Canada	55,046	44,272	31,645
Europe	120,722	49,756	33,324
Other international	35,830	30,853	22,735

Total identifiable assets	775,045	559,011	438,974
Eliminations	(182,228)	(84,044)	(63,888)

Total assets	$592,817	$474,967	$375,086

Interest (income) expense, net:
United States	$(1,362)	$783	$3,311
Canada	996	1,065	565
Europe	(84)	610	258
Other International	96	110	104

	$(354)	$2,568	$4,238

Depreciation and amortization expense:
United States	$16,247	$15,083	$12,384
Canada	307	242	376
Europe	1,778	1,027	483
Other International	353	389	405

	$18,685	$16,741	$13,648

Net sales to unrelated entities:
Outerwear	$422,503	$403,252	$322,513
Sportswear	245,164	232,871	202,971
Footwear	110,038	108,653	68,942
Accessories	38,614	34,805	20,399

	$816,319	$779,581	$614,825

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—FINANCIAL RISK MANAGEMENT AND DERIVATIVES

The Company’s foreign currency risk management objective is to protect cash flows resulting from sales, purchases and other costs from the impact of exchange rate movements. The Company manages a portion of these exposures with short-term strategies after giving consideration to market conditions, contractual agreements, anticipated sale and purchase transactions, and other factors. Firmly committed and anticipated transactions and the related receivables and payables may be hedged with forward exchange contracts or purchased options. Premiums paid on purchased options are included in prepaid expenses and are recognized in earnings ratably over the life of the option. Gains and losses arising from foreign currency forward and purchased option contracts, and cross-currency swap transactions are recognized in cost of goods sold or selling, general and administrative expenses as offsets of gains and losses resulting from the underlying hedged transactions. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. This evaluation is performed at inception of the hedge and periodically over the life of the hedge.

At December 31, 2002 and 2001, the Company had approximately $71,978,000 and $53,974,000, respectively, (notional) in forward exchange contracts. The net unrealized derivative gain (loss) included in the Company’s liabilities and deferred in other comprehensive income was ($2,544,000) and $844,000 at December 31, 2002 and 2001, respectively.

The counterparties to derivative transactions are major financial institutions with high investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted and is immaterial to any one institution at December 31, 2002 and 2001. To manage this risk, the Company has established strict counterparty credit guidelines, which are continually monitored and reported to Senior Management according to prescribed guidelines. As a result, the Company considers the risk of counterparty default to be minimal.

NOTE 17—SUBSEQUENT EVENT

On March 13, 2003, the Company entered into a merger agreement to acquire Mountain Hardwear, Inc. (“Mountain Hardwear”) for aggregate consideration of approximately $36 million, including approximately $30 million in cash and $6 million of debt assumption. The merger is subject to approval by the shareholders of Mountain Hardwear and other customary closing conditions and is expected to close on March 31, 2003. Mountain Hardwear, which is based in Richmond, California, designs, develops and markets technically advanced equipment and apparel for outdoor enthusiasts and professionals.

SUPPLEMENTAL INFORMATION—QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s quarterly financial data for the past two years ended December 31, 2002 (in thousands, except per share amounts):

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$143,299	$124,195	$331,504	$217,321
Gross profit	61,151	54,094	160,787	102,505
Net income	8,963	7,536	56,882	29,137
Earnings per share
Basic	$0.23	$0.19	$1.44	$0.74
Diluted	0.22	0.19	1.42	0.72

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$138,083	$121,544	$305,630	$214,324
Gross profit	59,201	53,189	146,645	98,116
Net income	8,608	6,430	49,576	24,210
Earnings per share
Basic	$0.22	$0.16	$1.26	$0.62
Diluted	0.22	0.16	1.24	0.61

Earnings per share have been restated to reflect the three-for-two stock split that was distributed on June 4, 2001, to all shareholders of record at the close of business on May 17, 2001.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our directors is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for our 2003 annual meeting of shareholders (the “2003 Proxy Statement”) to be filed with the Securities and Exchange no later than 120 days after the end of our fiscal year ended December 31, 2002. See Item 4(a) of this Annual Report on Form 10-K for information regarding our executive officers.

Item 11.     EXECUTIVE COMPENSATION

The section of our 2003 Proxy Statement entitled “Executive Compensation” is incorporated herein by reference. See Item 5 of this Annual Report on Form 10-K for information concerning our equity compensation plans.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND                        RELATED STOCKHOLDER MATTERS

The section of our 2003 Proxy Statement entitled “Voting Securities and Principal Shareholders” is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section of our 2003 Proxy Statement entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

PART IV

Item 14.     CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Annual Report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to reasonably ensure that (a) material information relating to the Company and the Company’s consolidated subsidiaries is accumulated and communicated to them, and (b) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the required time periods. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) Financial Statements. The Financial Statements of the Company filed as part of this Annual Report on Form 10-K are on pages 28 to 46 of this Annual Report.

(a)(3) Exhibits.

(a) See Exhibit Index beginning on page 52 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

(b) No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 21, 2003.

COLUMBIA SPORTSWEAR COMPANY

By:	/s/ BRYAN L. TIMM
Bryan L. Timm
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 21, 2003.

	Signatures	Title

/s/	*TIMOTHY P. BOYLE	President and Chief Executive Officer and Director (Principal Executive Officer)

Timothy P. Boyle

/s/	*BRYAN L. TIMM	Chief Financial Officer (Principal Financial and Accounting Officer)

Bryan L. Timm

/s/	GERTRUDE BOYLE	Chairman of the Board of Directors

Gertrude Boyle

/s/	*SARAH A. BANY	Director

Sarah A. Bany

/s/	*EDWARD S. GEORGE	Director

Edward S. George

/s/	*MURREY R. ALBERS	Director

Murrey R. Albers

/s/	*JOHN W. STANTON	Director

John W. Stanton

/s/	*WALTER T. KLENZ	Director

Walter T. Klenz

/s/	*STEPHEN E. BABSON	Director

Stephen E. Babson

*By:	/s/ GERTRUDE BOYLE
Gertrude Boyle
as Attorney-in-Fact

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Timothy P. Boyle, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Columbia Sportswear Company;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

  /s/    TIMOTHY P. BOYLE

Timothy P. Boyle

President and Chief Executive Officer

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Bryan L. Timm, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Columbia Sportswear Company;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/S/ BRYAN L. TIMM
Bryan L. Timm Chief Financial Officer

Exhibit Index

3.1	Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

3.2	2000 Restated Bylaws (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

4.1	See Article II of Exhibit 3.1 and Article I of Exhibit 3.2

+10.1	1997 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

+*10.2	Form of Incentive Stock Option Agreement

+*10.3	Form of Nonstatutory Stock Option Agreement

+10.3(a)	Form of Executive Stock Option Agreement (incorporated by reference to exhibit 10.3 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10.4	Credit Agreement between the Hong Kong and Shanghai Banking Corporation Limited and the Company dated September 17, 1991, as amended

*10.5	Buying Agency Agreement between Nissho Iwai American Corporation and the Company dated January 1, 1992, as amended

*10.5(a)	Amendment No. 2 to the Buying Agency Agreement Between Nissho Iwai American Corporation and the Company dated February 19, 1998

10.5(b)

Buying Agency Agreement between the Company and Nissho Iwai American Corporation dated October 1, 1998 (incorporated by reference in exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998)

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

Fourth Amendment to Credit Agreement dated July 31, 2000 between the Company and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

*10.7

Assumption Agreement by and between the Company, Timothy P. Boyle and Don Santorufo and First Interstate Bank of Oregon, N.A., dated March 8, 1996; and form of First Amendment thereto dated March 23, 1998

*10.10	Form of Lease Agreement between Gertrude Boyle and the Company

10.10(a)	Amendment to Lease Agreement between Gertrude Boyle and the Company, dated January 23, 2002

*10.11	Lease between BB&S Development Company and the Company, dated February 12, 1996

*10.12	Lease between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 3, 1994

Exhibit Index

10.12(a)

Lease Amending Agreement between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 1, 2002 (incorporated by reference to exhibit 10.12(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.12(b)

Indemnity Agreement between Columbia Sportswear Company and B.A.R.K. Holdings, Inc., dated January 1, 2002 (incorporated by reference to exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

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

+10.21	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.22	Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney

99.1	Certification of Timothy P. Boyle, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Bryan L. Timm, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management Contract or Compensatory Plan
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-43199).