Form 10-Q
period 2003-03-31
COLUMBIA SPORTSWEAR CO
filed 2003-05-09
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from                      to

COLUMBIA SPORTSWEAR COMPANY

(Exact name of registrant as specified in its charter)

Oregon	0-23939	93-0498284
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

14375 Northwest Science Park Drive Portland, Oregon	97229
(Address of principal executive offices)	(Zip Code)

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

Yes ☑     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☑     No ☐

The number of shares of Common Stock outstanding on April 30, 2003 was 39,894,222.

COLUMBIA SPORTSWEAR COMPANY

March 31, 2003

Item 1—FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$179,197	$194,670
Accounts receivable, net of allowance of $9,232 and $9,341, respectively	130,156	154,099
Inventories (Note 3)	115,759	94,862
Deferred tax asset	10,884	10,840
Prepaid expenses and other current assets	4,798	6,006

Total current assets	440,794	460,477
Property, plant, and equipment, net	122,557	124,515
Intangible assets (Note 4)	35,328	6,971
Other assets	699	854

Total assets	$599,378	$592,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$9,928	$9,835
Accounts payable	37,781	49,370
Accrued liabilities	25,590	35,146
Current portion of long-term debt	4,502	4,498

Total current liabilities	77,801	98,849
Long-term debt	20,183	20,636
Deferred tax liability	7,104	613

Total liabilities	105,088	120,098

Commitments and contingencies
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 39,804 and 39,737 issued and outstanding	161,614	159,996
Retained earnings	330,162	315,243
Accumulated other comprehensive income (loss)	3,878	(1,156)
Unearned portion of restricted stock issued for future services	(1,364)	(1,364)

Total shareholders’ equity	494,290	472,719

Total liabilities and shareholders’ equity	$599,378	$592,817

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$168,871	$143,299
Cost of sales	92,127	82,148

Gross profit	76,744	61,151
Selling, general, and administrative expense	53,056	46,227

Income from operations	23,688	14,924
Interest income	(622)	(715)
Interest expense	439	824

Income before income tax	23,871	14,815
Income tax expense	8,952	5,852

Net income (Note 5)	$14,919	$8,963

Earnings per share (Note 6):
Basic	$0.38	$0.23
Diluted	0.37	0.22
Weighted average shares outstanding :
Basic	39,768	39,302
Diluted	40,399	40,010

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Provided by (Used in) Operating Activities:
Net income	$14,919	$8,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,492	4,295
Amortization of unearned compensation	—	170
Loss on disposal of property, plant, and equipment	165	31
Deferred income taxes	(73)	(78)
Tax benefit from employee stock plans	329	186
Changes in operating assets and liabilities:
Accounts receivable	33,633	49,710
Inventories	(11,244)	138
Prepaid expenses and other current assets	1,396	(316)
Intangibles and other assets	293	(37)
Accounts payable	(14,109)	(359)
Accrued liabilities	(9,209)	(13,903)

Net cash provided by operating activities	21,592	48,800

Cash Provided by (Used in) Investing Activities:
Mountain Hardwear net assets acquired, net of cash	(29,865)	—
Capital expenditures	(1,716)	(8,287)
Proceeds from sale of property, plant, and equipment	—	13

Net cash used in investing activities	(31,581)	(8,274)

Cash Provided by (Used in) Financing Activities:
Net borrowings from (repayment of) notes payable	48	3,705
Repayment of Mountain Hardwear debt	(6,413)	—
Repayment of long-term debt	(463)	(503)
Proceeds from employee stock plans	1,289	838

Net cash provided by (used in) financing activities	(5,539)	4,040

Net Effect of Exchange Rate Changes on Cash	55	262

Net Increase (Decrease) in Cash and Cash Equivalents	(15,473)	44,828
Cash and Cash Equivalents, Beginning of Period	194,670	79,082

Cash and Cash Equivalents, End of Period	$179,197	$123,910

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$445	$827
Cash paid during the period for income taxes	5,912	5,173

Supplemental Disclosures of Non-Cash Financing Activities:
Assumption of Mountain Hardwear debt	$6,413	$—

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, the Company believes that the disclosures contained herein comply with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Use of estimates:

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

Reclassifications:

Certain reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

Stock-based compensation:

The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$14,919	$8,963
Adjustment to net earnings for:
Pro forma stock-based compensation expense, net of tax	1,984	1,125

Pro forma net income	$12,935	$7,838

Earnings per share—basic
As reported	$0.38	$0.23
Pro forma	0.33	0.20
Earnings per share—diluted
As reported	$0.37	$0.22
Pro forma	0.32	0.20

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Product warranty:

Certain products of the Company carry certain limited warranty provisions for defects in quality and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements. A summary of accrued warranties for the three months ended March 31, 2003 is as follows (in thousands):

	Balance at beginning of period	Charged to costs and expenses	Claims paid	Balance at end of period
Three months ended March 31, 2003	$7,800	$1,316	$1,019	$8,097

Recent Accounting Pronouncements:

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. The provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. Accordingly, the Company has adopted the disclosure provisions of SFAS No. 148 in the financial reports for the year ended December 31, 2002. As the adoption of this statement involves disclosures only, there was not a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN 45. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of this statement has not had a material effect on the Company’s financial position or results of operations.

NOTE 2 – ACQUISITION

On March 31, 2003, the Company acquired Mountain Hardwear, Inc. (“Mountain Hardwear”) for aggregate consideration of approximately $36 million, including approximately $30 million in cash and $6 million of debt assumption. Mountain Hardwear, which is based in Richmond, California, designs, develops and markets technically advanced equipment and apparel for outdoor enthusiasts and professionals. The acquisition was accounted for under the purchase method of accounting and the results of operations of Mountain Hardwear will be recorded in the Company’s consolidated financial statements beginning April 1, 2003. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The fair values of assets and liabilities acquired are presented below (in thousands):

Cash	$370
Accounts receivable	6,236
Inventory	8,600
Prepaids and other assets	19
Property, plant and equipment	440
Intangible assets	28,357

Total assets acquired	44,022

Accounts payable and accrued liabilities	1,181
Deferred tax liabilities	6,193
Debt	6,413

Total liabilities assumed	13,787

Net assets acquired	$30,235

Intangible assets acquired consist of $15,000 for the trademark and trade names of Mountain Hardwear, $12,157 for goodwill and $1,200 related to patents. The $16,200 of purchase price allocated to the trademark and trade names and patents was determined, in part, by a third party appraiser through established valuation techniques. The trademark and trade names and goodwill are not subject to amortization as these are deemed to have indefinite useful lives. The patents are subject to amortization and are being amortized over 17 years from the date filed with the U.S. Patent and Trademark Office. The remaining useful lives of these patents range from 13 to 15 years. These intangible assets will be reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

NOTE 3 – INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$2,751	$1,540
Work in process	6,190	2,714
Finished goods	106,818	90,608

	$115,759	$94,862

NOTE 4 – INTANGIBLE ASSETS

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. In accordance with SFAS No. 142, certain intangible assets with indefinite useful lives are no longer being amortized and are periodically evaluated for impairment. Certain intangible assets that are determined to have definite lives are continuing to be amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	March 31, 2003		December 31, 2002
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,200	$—	$—	$—

Intangible assets not subject to amortization:
Trademarks and trade names	$21,971		$6,971
Goodwill	12,157		—

	$34,128		$6,971

Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be $63,000 in 2003 and $84,000 in each of 2004, 2005, 2006 and 2007.

NOTE 5 – COMPREHENSIVE INCOME

Comprehensive income and its components are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income	$14,919	$8,963
Foreign currency translation gain (loss)	4,798	(658)
Unrealized gain on derivative transactions, net of tax	236	553

Comprehensive income	$19,953	$8,858

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding gains (losses) on derivative transactions	Accumulated other comprehensive income (loss)
Balances at of December 31, 2002	$988	$(2,144)	$(1,156)
Activity for three months ended March 31, 2003	4,798	236	5,034

Balances at of March 31, 2003	$5,786	$(1,908)	$3,878

NOTE 6 – EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted EPS for the three months ended March 31, 2003 and 2002. A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Weighted average common shares outstanding, used in computing basic earnings per share	39,768	39,302
Effect of dilutive stock options	631	708

Weighted average common shares outstanding, used in computing diluted earnings per share	40,399	40,010

Earnings per share of common stock:
Basic	$0.38	$0.23
Diluted	0.37	0.22

Options to purchase an additional 794,000 and 34,000 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be antidilutive.

NOTE 7 – SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2003	2002
Net sales to unrelated entities:
United States	$99,569	$90,737
Canada	18,076	13,033
Europe	32,196	25,157
Other International	19,030	14,372

	$168,871	$143,299

Income before income tax:
United States	$13,778	$8,605
Canada	2,783	1,311
Europe	3,047	2,594
Other International	2,843	2,086
Less interest income (expense), net and eliminations	1,420	219

	$23,871	$14,815

	March 31, 2003	December 31, 2002
Total assets:
United States	$604,483	$563,447
Canada	43,969	55,046
Europe	116,065	120,722
Other International	32,230	35,830

	796,747	775,045
Eliminations	(197,369)	(182,228)

Total assets	$599,378	$592,817

	Three Months Ended March 31,
	2003	2002
Net sales to unrelated entities:
Outerwear	$36,049	$36,730
Sportswear	97,781	80,888
Footwear	29,663	20,248
Accessories	5,378	5,433

	$168,871	$143,299

NOTE 8 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company’s risk management programs, the Company uses a variety of financial instruments, including foreign currency option and forward exchange contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company hedges against the currency risk associated with firmly committed and anticipated transactions for the next twelve months denominated in Japanese yen, Canadian dollars or European Euros.

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity”, as amended, such financial instruments are marked to market with the offset to accumulated other comprehensive income (loss) and subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the three months ended March 31, 2003 and 2002.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report, including Items 2 and 3 of Part I, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding:

•	potential growth in domestic and international markets;
•	growth in merchandise categories;
•	increased sales to department stores and footwear specialty shops;
•	implementation and performance of new management information systems and distribution facilities;
•	access to raw materials and factory capacity; and
•	financing and working capital requirements and resources.

These forward-looking statements, and others we make from time to time, are subject to many risks and uncertainties. Many factors could cause actual results to differ materially from those projected in the forward-looking statements, including the risks described below under the heading “Factors That May Affect Our Business and the Price of Our Common Stock.” Risk factors that may affect liquidity, future financing and working capital requirements and availability include, but are not limited to:

•	business disruptions and costs arising from disease outbreaks, acts of terrorism, or military activities around the globe;
•	unfavorable economic conditions generally and weakness in consumer confidence;
•	the financial health of our customers;
•	our ability to cost-effectively integrate Mountain Hardwear into our existing operations;
•	our ability to effectively deliver products to customers in a timely manner due to potential service interruptions;
•	effects of unseasonable weather (for example, warm weather in the winter and cold weather in the spring which affects demand for our products);
•	our reliance on product acceptance by consumers;
•	our dependence on independent manufacturers and suppliers;
•	the effectiveness of our sales and marketing efforts;
•	intense competition in the industry (which we expect to increase);
•	our ability to achieve and manage growth effectively;
•	international risks, including trade disruptions, political instability in foreign markets, exchange rate fluctuations, and changes in quotas and tariffs or other duties;
•	effective implementation and expansion of our distribution facilities; and
•	our ability to establish and protect our intellectual property.

We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.

	Three Months Ended March 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	54.6	57.3

Gross profit	45.4	42.7
Selling, general and administrative expense	31.4	32.3

Income from operations	14.0	10.4
Interest (income) expense, net	(0.1)	0.1

Income before income tax	14.1	10.3
Income tax expense	5.3	4.0

Net income	8.8%	6.3%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net sales:    Net sales increased 17.9% to $168.9 million from $143.3 million for the comparable period in 2002. Net sales in the United States increased 9.8% to $99.6 million from $90.7 million for the comparable period in 2002. Canadian sales increased 39.2% to $18.1 million from $13.0 million for the same period in 2002. European direct sales increased 27.8% to $32.2 million from $25.2 million for the comparable period in 2002. Net other international sales, excluding Canadian sales and European direct sales, increased 31.9% to $19.0 million from $14.4 million for the same period in 2002.

By product category, the growth in net sales was primarily attributable to increased sales of sportswear and footwear units throughout all geographic markets.

In constant dollar terms, Canadian sales increased 32.1%, European direct sales increased 3.4% and net international sales, excluding Canadian sales and European direct sales, increased 23.2% in 2003 compared to the same period in 2002.

Gross Profit:    Gross profit as a percentage of net sales was 45.4% compared to 42.7% for the comparable period in 2002. The increase in gross profit was the result of favorable sourcing costs for our spring products, as well as a lower volume of fall close-out products at higher margins during the first quarter of 2003 compared to the same period in 2002.

Selling, General and Administrative Expense:    Selling, general, and administrative expense (SG&A) increased 14.9% to $53.1 million from $46.2 million for the comparable period in 2002, primarily as a result of an increase in personnel costs to support the higher level of sales and increased depreciation as a result of our European distribution center in Cambrai, France being placed in service in January 2003. As a percentage of sales, SG&A decreased to 31.4% from 32.3% for the comparable period in 2002. The decrease as a percentage of sales is primarily the result of continued operating efficiencies from global infrastructure investments and internal cost control measures, with specific focus on personnel, capital and other discretionary spending.

Interest (Income) Expense, Net:    Interest income was $622,000 compared to $715,000 for the comparable period in 2002. The decrease in interest income was due to the lower interest rate environment in 2003 and the relative mix of taxable and tax-exempt investment securities compared to the same period in 2002. Interest expense was $439,000 compared to $824,000 for the comparable period in 2002. The decrease in interest expense was attributable to the repayment of short-term notes payable.

Income Tax Expense:    The provision for income taxes increased to $9.0 million for the first quarter of 2003 from $5.9 million for the comparable period in 2002. The effective tax rate was 37.5% for the first quarter of 2003 compared to 39.5% for the same period in 2002. The reduction in our effective tax rate is due primarily to the estimated relative mix of international and U.S. profitability.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and the continued growth of the business. At March 31, 2003, we had total cash equivalents of $179.2 million compared to $194.7 million at December 31, 2002. Cash provided by operating activities was $21.6 million for the three months ended March 31, 2003 and $48.8 million for the comparable period in 2002. This change was primarily due to an increase in inventory required to support higher sales levels and decreases in accounts payable and accrued liabilities partially offset by an increase in earnings and a decrease in accounts receivable.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our international and domestic operations and general corporate needs. Net cash used in investing activities was $31.6 million for the three months ended March 31, 2003 and $8.3 million for the comparable period in 2002. The increase was primarily due to the acquisition of Mountain Hardwear of $29.9 million, net of cash, and to a lesser degree maintenance capital expenditures of $1.7 million.

Cash used in financing activities was $5.5 million for the three months ended March 31, 2003 compared to cash provided by financing activities of $4.0 million for the comparable period in 2002. The change was primarily due to repayment of Mountain Hardwear debt and lower borrowings from short-term notes payable.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $35 to $75 million, of which $10 million to $50 million is committed. At of March 31, 2003, no domestic balance was outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place that we guarantee with a combined limit of approximately $78.0 million at March 31, 2003. The balance outstanding under these lines of credit was $9.9 million at March 31, 2003.

Additionally, we maintain unsecured import lines of credit with a combined limit of approximately $250 million at March 31, 2003, available for issuing documentary letters of credit. At March 31, 2003, the balance outstanding under these letters of credit was $157.7 million.

As we continue our investment in global infrastructure to support our growth, we currently anticipate that capital expenditures for 2003 will be approximately $15 million, consisting of maintenance capital requirements and information technology and distribution projects. We expect to fund these costs with existing cash and cash provided by operations. If the need for additional expenditures arises, we may need to seek additional funding. Our ability to obtain additional credit facilities will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. We do not assure you that financing will be available on terms that are acceptable or favorable to us, if at all.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Some of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for doubtful accounts receivable, inventory obsolescence, product warranty and income taxes.

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

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. The provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. Accordingly, we have adopted the disclosure provisions of SFAS No. 148 in the financial reports for the year ended December 31, 2002. As the adoption of this statement involves disclosures only, there was not a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provisions of FIN 45 (see Note 1). Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of this statement has not had a material effect on our financial position or results of operations.

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

Our Sales and Earnings May be Adversely Affected by an Economic Downturn or Economic Uncertainty

Sales of our products, particularly outerwear, are subject to substantial cyclical fluctuation. Consumer demand for our apparel and footwear, or our licensed products, may not reach our growth targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and Europe. Continuing weakness in the Japanese economy, for example, has limited growth opportunities in recent years, and a slower economy in the United States in 2002 and 2003 has created additional uncertainties as to our customers and our business. In addition, recent volatility in the global oil markets has resulted in rising fuel prices, which many shipping companies are passing on to their customers. Our shipping costs have increased over the past several months, and we expect these costs may continue to increase. We may not be able to pass these increased costs on to our customers. Our sensitivity to economic cyclicality and any related fluctuation in consumer demand and rising shipping costs could have a material adverse effect on our results of operations and financial condition.

Our International Operations Involve Many Risks

We are subject to many risks generally associated with doing business abroad, including foreign governmental regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we manufacture or sell products. Disease outbreaks, terrorist acts and U.S. military operations abroad appear to have increased the risks of doing business abroad. These factors, among others, could influence our ability to sell products in international markets, our ability to manufacture products or procure materials, as well as our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be materially and adversely affected. In addition, many of our imports are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. The countries in which our products are produced or sold may adjust or impose new quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on us. We produce a significant portion of our products in China, and therefore adverse conditions in China or adverse changes in China’s trading status with the U.S. or with other sales markets could have a material adverse effect on our results of operations and financial condition.

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

We Operate in Very Competitive Markets

The markets for outerwear, sportswear, rugged footwear, tents and sleeping bags are highly competitive, as are the markets for our licensees’ products. In each of our geographic markets, we face significant competition from global and regional branded apparel and footwear companies. In many instances, retailers who are our customers pose our most significant competitive threat by marketing apparel and footwear under their own labels. We also compete with other apparel and footwear companies for the production capacity of independent manufacturers that produce our apparel and for import quota capacity. Many of our competitors are significantly larger and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their products than we have. Increased competition could result in reductions in display areas in retail locations, reductions in sales or reductions in prices of our products, any of which could have a material adverse effect on our results of operations and financial condition.

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

Our Success Depends on Our Distribution Facilities and Systems

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). In the United States, we rely primarily on our distribution center in Portland, Oregon; in Canada, we rely primarily on our distribution center in Strathoy, Ontario; and in Europe we distribute our products through two different distribution centers: one in The Netherlands that is owned and operated by an independent logistics company, and the other in Cambrai, France, which we own and operate. We expect that this new facility in Cambrai, France will replace the remaining distribution center in The Netherlands for the fall 2003 footwear shipping season. The implementation and performance of the new distribution facility is subject to many risks generally associated with transition and startup activities, including the risk that the new distribution facility may not successfully handle distribution activities. Our distribution facilities in the United States, The Netherlands, and France are highly automated, which means their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. Our operations could also be interrupted by disasters, such as earthquakes (which are known to occur in the Northwestern United States) or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that could be caused by significant disruptions in our distribution facilities.

We May Not Be Able to Implement Our Growth Strategy or Manage Growth Successfully

We face many challenges in implementing our growth strategies. For example, our expansion into international markets involves countries where we have little sales or distribution experience and where our brand is not yet widely known. Expanding our product categories involves, among other things, gaining experience with new products, gaining consumer acceptance, and establishing and protecting intellectual property rights. Increasing sales to department stores, and improving the sales productivity of our customers, will each depend on various factors, including strength of our brand name, competitive conditions, our ability to manage increased sales and future expansion, the availability of desirable locations and the negotiation of terms with retailers. Future terms with customers may be less favorable to us than those we now operate under. Large retailers in particular increasingly seek to transfer various costs of business to their vendors, such as the cost of lost profits from product price markdowns. To implement our business strategy, we need to manage growth effectively. We need to continue to change various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Growth could place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. For example, in recent years, we have undertaken a number of new initiatives that require significant management attention and corporate resources, including the development or expansion of distribution facilities on two continents, the acquisition, rejuvenation and extension of the Sorel® brand and the acquisition and integration of Mountain Hardwear, Inc. This growth involves many risks and uncertainties and, if we are unable to manage it effectively, we may not achieve our objectives which could have a material adverse effect on our results of operations and financial condition.

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

Our Business Is Affected by Seasonality and Fluctuations in Operating Results

Our results of operations have fluctuated and are likely to fluctuate significantly from period to period. Our products are marketed on a seasonal basis, with a product mix now weighted substantially toward the fall season. Our results of operations for the quarters ended September 30 in the past have been much stronger than the results for the other quarters. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer behavior, weather conditions, availability of import quotas and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

We Face Risks of Product Liability and Warranty Claims

Our products are used in outdoor activities, sometimes in severe conditions. Although we have not experienced any significant expense as the result of product recalls or product liability claims, recalls or these types of claims could occur in the future and have a material adverse effect on our business. Certain products of the Company carry limited warranty provisions for defects in quality and workmanship. We maintain a warranty reserve for future warranty claims, but the actual costs of servicing future warranty claims could exceed the reserve and have a material adverse effect on our results of operations and financial condition.

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

Insiders Control a Majority of Our Common Stock and Could Sell Shares

Timothy Boyle, Gert Boyle and Sarah Bany (Gert Boyle’s daughter and a member of our Board of Directors), beneficially own a majority of our Common Stock. As a result, if acting together, they are able to effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these three insiders are available for resale, subject to the limitations of Rule 144 under the Securities Act of 1933. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our Common Stock.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4 – CONTROLS AND PROCEDURES

Within 90 days before the filing date of this report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, our management, including the Chief Executive Officer and Chief Financial Officer, reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II.    OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None.

Item 6 – EXHIBITS AND REPORTS ON FORM 8-K

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

COLUMBIA SPORTSWEAR COMPANY

Date: May 9, 2003	/s/ BRYAN L. TIMM
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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ BRYAN L. TIMM
Bryan L. Timm Chief Financial Officer