Form 10-Q
period 2003-06-30
COLUMBIA SPORTSWEAR CO
filed 2003-08-08
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares of Common Stock outstanding on July 31, 2003 was 39,951,485.

COLUMBIA SPORTSWEAR COMPANY

June 30, 2003

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$158,817	$194,670
Accounts receivable, net of allowance of $9,134 and $9,341, respectively	128,244	154,099
Inventories (Note 3)	181,646	94,862
Deferred tax asset	11,104	10,840
Prepaid expenses and other current assets	9,762	6,006

Total Current Assets	489,573	460,477
Property, plant, and equipment, net	121,125	124,515
Intangible assets (Note 4)	35,307	6,971
Other assets	1,316	854

Total Assets	$647,321	$592,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$7,842	$9,835
Accounts payable	61,395	49,370
Accrued liabilities	25,713	35,146
Current portion of long-term debt	4,490	4,498

Total Current Liabilities	99,440	98,849
Long-term debt	20,154	20,636
Deferred tax liability	6,872	613

Total Liabilities	126,466	120,098
Commitments and contingencies
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 39,937 and 39,737 issued and outstanding	170,906	159,996
Retained earnings	339,605	315,243
Accumulated other comprehensive income (loss)	10,344	(1,156)
Unearned portion of restricted stock issued for future services	—	(1,364)

Total Shareholders’ Equity	520,855	472,719

Total Liabilities and Shareholders’ Equity	$647,321	$592,817

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$152,077	$124,195	$320,948	$267,494
Cost of sales	87,358	70,101	179,485	152,249

Gross profit	64,719	54,094	141,463	115,245
Selling, general, and administrative expense	49,800	42,787	102,856	89,014

Income from operations	14,919	11,307	38,607	26,231
Interest income	(730)	(1,692)	(1,352)	(2,407)
Interest expense	541	1,416	980	2,240

Income before income tax	15,108	11,583	38,979	26,398
Income tax expense	5,665	4,047	14,617	9,899

Net income (Note 5)	$9,443	$7,536	$24,362	$16,499

Earnings per share (Note 6):
Basic	$0.24	$0.19	$0.61	$0.42
Diluted	0.23	0.19	0.60	0.41
Weighted average shares outstanding :
Basic	39,926	39,399	39,848	39,351
Diluted	40,644	40,127	40,446	40,046

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Provided by (Used in) Operating Activities:
Net income	$24,362	$16,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,449	8,907
Amortization of unearned compensation	—	341
Loss on disposal of property, plant, and equipment	189	63
Deferred income taxes	89	(550)
Tax benefit from employee stock plans	4,229	1,050
Changes in operating assets and liabilities:
Accounts receivable	39,392	56,062
Inventories	(74,939)	(53,086)
Prepaid expenses and other current assets	(3,525)	(801)
Other assets	(307)	165
Accounts payable	6,384	8,553
Accrued liabilities	(9,110)	(10,243)

Net cash provided by (used in) operating activities	(1,787)	26,960

Cash Provided by (Used in) Investing Activities:
Mountain Hardwear net assets acquired, net of cash	(29,865)	—
Capital expenditures	(3,851)	(22,156)
Proceeds from sale of property, plant, and equipment	6	13

Net cash used in investing activities	(33,710)	(22,143)

Cash Provided by (Used in) Financing Activities:
Net repayment of notes payable	(1,925)	(14,698)
Repayment of Mountain Hardwear debt	(6,413)	—
Repayment of long-term debt	(463)	(935)
Proceeds from employee stock plans	8,017	2,377
Repurchase of unvested common stock	(498)	—

Net cash used in financing activities	(1,282)	(13,256)

Net Effect of Exchange Rate Changes on Cash	926	926

Net Decrease in Cash and Cash Equivalents	(35,853)	(7,513)
Cash and Cash Equivalents, Beginning of Period	194,670	79,082

Cash and Cash Equivalents, End of Period	$158,817	$71,569

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$974	$2,141
Cash paid during the period for income taxes	11,720	9,354

Supplemental Disclosures of Non-Cash Financing Activities:
Assumption of Mountain Hardwear debt	$6,413	$—

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained herein comply with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Stock-based compensation:

The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s stock plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$9,443	$7,536	$24,362	$16,499
Adjustment to net earnings for:
Pro forma stock-based compensation expense, net of tax	2,260	1,750	4,244	2,875

Pro forma net income	$7,183	$5,786	$20,118	$13,624

Earnings per share - basic
As reported	$0.24	$0.19	$0.61	$0.42
Pro forma	0.18	0.15	0.50	0.35
Earnings per share - diluted
As reported	$0.23	$0.19	$0.60	$0.41
Pro forma	0.18	0.14	0.50	0.34

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Product warranty:

Certain products of the Company carry certain limited warranty provisions for defects in quality and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements. A summary of accrued warranties for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Balance at beginning of period	$8,097	$7,138	$7,800	$7,475
Charged to costs and expenses	841	210	2,157	987
Claims settled	(562)	(475)	(1,581)	(1,589)

Balance at end of period	$8,376	$6,873	$8,376	$6,873

Recent Accounting Pronouncements:

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company has evaluated the impact of the adoption of this statement and has determined that this statement will not have a material impact on its consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts and hedging transactions executed or modified after June 30, 2003. The Company has evaluated the impact of the adoption of this statement and has determined that this statement will not have a material impact on its consolidated results of operations or financial position.

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

NOTE 2 - ACQUISITION

On March 31, 2003, the Company acquired Mountain Hardwear, Inc. (“Mountain Hardwear”) for aggregate consideration of approximately $36 million, including approximately $30 million in cash and $6 million of debt assumption. Mountain Hardwear, which is based in Richmond, California, designs, develops and markets technically advanced equipment and apparel for outdoor enthusiasts and professionals. The acquisition was accounted for under the purchase method of accounting and the results of operations of Mountain Hardwear have been recorded in the Company’s consolidated financial statements beginning on April 1, 2003. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The fair values of assets and liabilities acquired are presented below (in thousands):

Cash	$370
Accounts receivable	6,236
Inventory	8,600
Prepaids and other assets	19
Property, plant and equipment	440
Intangible assets	28,357

Total assets acquired	44,022

Accounts payable and accrued liabilities	1,181
Deferred tax liabilities	6,193
Debt	6,413

Total liabilities assumed	13,787

Net assets acquired	$30,235

Intangible assets acquired consist of $15.0 million for the trademark and trade names of Mountain Hardwear, $12.2 million for goodwill and $1.2 million related to patents. The $16.2 million of purchase price allocated to the trademark and trade names and patents was determined, in part, by a third party appraiser through established valuation techniques. The trademark and trade names and goodwill are not subject to amortization as these are deemed to have indefinite useful lives. Patents are subject to amortization over 17 years from the date filed with the U.S. Patent and Trademark Office. The remaining useful lives of these patents range from 13 to 15 years and the weighted average useful life is 14.3 years. These intangible assets will be reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

NOTE 3 - INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$5,302	$1,540
Work in process	21,128	2,714
Finished goods	155,216	90,608

	$181,646	$94,862

NOTE 4 - INTANGIBLE ASSETS

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. In accordance with SFAS No. 142, certain intangible assets with indefinite useful lives are no longer being amortized and are periodically evaluated for impairment. Certain intangible assets that are determined to have definite lives are continuing to be amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	June 30, 2003		December 31, 2002
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,200	$(21)	$—	$—

Intangible assets not subject to amortization:
Trademarks and trade names	$21,971		$6,971
Goodwill	12,157		—

	$34,128		$6,971

The increase in intangible assets from December 31, 2002 to June 30, 2003 is solely due to the Mountain Hardwear acquisition. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be $63,000 in 2003 and $84,000 in each of 2004, 2005, 2006 and 2007.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income and its components are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$9,443	$7,536	$24,362	$16,499
Foreign currency translation gain	7,824	6,109	12,622	5,451
Unrealized loss on derivative transactions, net of tax	(1,358)	(2,348)	(1,122)	(1,795)

Comprehensive income	$15,909	$11,297	$35,862	$20,155

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding gains (losses) on derivative transactions	Accumulated other comprehensive income (loss)
Balances at December 31, 2002	$988	$(2,144)	$(1,156)
Activity for the six months ended June 30, 2003	12,622	(1,122)	11,500

Balances at June 30, 2003	$13,610	$(3,266)	$10,344

NOTE 6 - EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted EPS for the three and six months ended June 30, 2003 and 2002. A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average common shares outstanding, used in computing basic earnings per share	39,926	39,399	39,848	39,351
Effect of dilutive stock options	718	728	598	695

Weighted average common shares outstanding, used in computing diluted earnings per share	40,644	40,127	40,446	40,046

Earnings per share of common stock:
Basic	$0.24	$0.19	$0.61	$0.42
Diluted	0.23	0.19	0.60	0.41

Options to purchase an additional 46,000 and 758,000 shares of common stock were outstanding at June 30, 2003 and 2002, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be antidilutive.

In June 2003, the Company repurchased 234,831 unvested shares of its common stock awarded to a former key employee under a Deferred Compensation Conversion Agreement (the “Agreement”). The repurchase cost was approximately $498,000 and was accounted for as a reduction to shareholders’ equity. As provided in the Agreement and because the executive’s employment terminated January 3, 2003, the unvested shares would vest automatically unless the executive was compensated by the Company within 180 days from termination date.

NOTE 7 - SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales to unrelated entities:
United States	$90,486	$86,856	$190,055	$177,593
Canada	10,984	7,221	29,060	20,254
Europe	20,399	14,766	52,595	39,923
Other International	30,208	15,352	49,238	29,724

	$152,077	$124,195	$320,948	$267,494

Income before income tax:
United States	$8,287	$11,116	$22,065	$19,721
Canada	979	251	3,762	1,562
Europe	(1,111)	(1,907)	1,936	687
Other International	5,352	1,553	8,195	3,639
Less interest income (expense), net and eliminations	1,601	570	3,021	789

	$15,108	$11,583	$38,979	$26,398

	June 30, 2003	December 31, 2002
Total assets:
United States	$631,551	$563,447
Canada	50,897	55,046
Europe	120,802	120,722
Other International	30,005	35,830

	833,255	775,045
Eliminations	(185,934)	(182,228)

Total assets	$647,321	$592,817

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales to unrelated entities:
Outerwear	$46,698	$40,964	$82,747	$77,694
Sportswear	68,789	60,689	166,570	141,577
Footwear	28,323	17,637	57,986	37,885
Accessories	5,810	4,905	11,188	10,338
Equipment(1)	2,457	—	2,457	—

	$152,077	$124,195	$320,948	$267,494

(1)	The equipment product category was introduced with the acquisition of Mountain Hardwear and consists primarily of tents and sleeping bags.

NOTE 8 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended, such financial instruments are marked to market with the offset to accumulated other comprehensive income (loss) and subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the three and six months ended June 30, 2003 and 2002.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report, including Items 1, 2 and 3 of Part I, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding:

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

These forward-looking statements, and others we make from time to time, are subject to many risks and uncertainties. Many factors could cause actual results to differ materially from those projected in the forward-looking statements, including the risks described below under the heading “Factors That May Affect Our Business and the Price of Our Common Stock.” Risk factors that may affect liquidity, future financing and working capital requirements and availability include, but are not limited to:

•	business disruptions and costs arising from disease outbreaks, acts of terrorism, or military activities around the globe;
•	unfavorable economic conditions generally and weakness in consumer confidence;
•	the financial health of our customers;
•	our ability to cost-effectively integrate Sorel and Mountain Hardwear into our existing operations;
•	our ability to effectively deliver products to customers in a timely manner due to potential service interruptions;
•	effects of unseasonable weather (for example, warm weather in the winter and cold weather in the spring, each of which affects demand for our products);
•	our reliance on product acceptance by consumers;
•	our dependence on independent manufacturers and suppliers;
•	the effectiveness of our sales and marketing efforts;
•	intense competition in the industry (which we expect to increase);
•	our ability to achieve and manage growth effectively;
•	international risks, including trade disruptions, political instability in foreign markets, exchange rate fluctuations, and changes in quotas and tariffs or other duties;
•	our ability to effectively integrate a new distribution facility into our existing operations
•	the availability of labor, raw materials and other resources on favorable terms; and
•	our ability to establish and protect our intellectual property.

We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.4	56.4	55.9	56.9

Gross profit	42.6	43.6	44.1	43.1
Selling, general and administrative expense	32.8	34.5	32.0	33.3

Income from operations	9.8	9.1	12.1	9.8
Interest (income) expense, net	(0.1)	(0.2)	(0.1)	(0.1)

Income before income tax	9.9	9.3	12.2	9.9
Income tax expense	3.7	3.2	4.6	3.7

Net income	6.2%	6.1%	7.6%	6.2%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Sales: Net sales increased 22.5% to $152.1 million from $124.2 million for the comparable period in 2002. Other international sales, excluding Canadian sales and European direct sales, increased 97.4% to $30.2 million from $15.3 million for the same period in 2002. International distributor sales, including Russia, accounted for the majority of the growth in the other international sales category. Canadian sales increased 52.8% to $11.0 million from $7.2 million for the same period in 2002. European direct sales increased 37.8% to $20.4 million from $14.8 million for the comparable period in 2002. Net sales in the United States increased 4.1% to $90.5 million from $86.9 million for the comparable period in 2002. Sales of Mountain Hardwear products contributed $6.3 million in net sales for the three months ended June 30, 2003, nearly all of which were sales in the United States.

By product category, the growth in net sales was primarily attributable to increased sales of footwear and sportswear units throughout all geographic markets.

Excluding the changes in currency exchange rates, other international sales, which exclude Canadian sales and European direct sales, increased 92.5%, Canadian sales increased 38.3%, and European direct sales increased 10.4% in 2003 compared to the same period in 2002. Consolidated net sales increased 17.8% to $146.3 million excluding the changes in currency exchange rates, when compared to the same period in 2002.

Gross Profit: Gross profit as a percentage of net sales was 42.6% compared to 43.6% for the comparable period in 2002. The decrease in gross profit was due to a higher mix of international distributor sales, which have lower gross margins than our direct sales, as well as the negative impact of marking the Mountain Hardwear inventory to market value in purchase accounting in connection with our recent acquisition of Mountain Hardwear. We recognized additional cost of goods sold of $771,000 or just over 50% of the total mark-to-market adjustment in the second quarter of 2003. Without this charge, gross profit for the second quarter of 2003 would have been 43.1%. We expect the remaining mark-to-market adjustment to be incurred in the second half of 2003.

Selling, General and Administrative Expense: Selling, general, and administrative (“SG&A”) expense increased 16.4% to $49.8 million from $42.8 million for the comparable period in 2002, primarily as a result of an increase in personnel costs to support the higher level of sales and increased depreciation as a result of our European distribution center in Cambrai, France, which was placed in service in January 2003. As a percentage of sales, SG&A expense decreased to 32.8% from 34.5% for the comparable period in 2002. The decrease as a percentage of sales is primarily due to the significant increase in international distributor sales, which have nominal associated overhead costs.

Interest (Income) Expense, Net: Interest income was $730,000 compared to $1.7 million for the comparable period in 2002. The decrease in interest income was due to the lower interest rate environment in 2003 and the relative mix of taxable and tax-exempt investment securities compared to the same period in 2002. Interest expense was $541,000 compared to $1.4 million for the comparable period in 2002. The decrease in interest expense was attributable to the repayment of short-term notes payable and long-term debt.

Income Tax Expense: The provision for income taxes increased to $5.7 million for the second quarter of 2003 from $4.0 million for the comparable period in 2002. The estimated effective tax rate was 37.5% for the second quarter of 2003 compared to 34.9% for the same period in 2002. The Company reduced its estimated full year effective tax rate in the second quarter of 2002 from 39.5% to 37.5% which resulted in the second quarter of 2002 effective tax rate being 34.9%.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Sales: Net sales increased 20.0% to $320.9 million from $267.5 million for the comparable period in 2002. Other international sales, excluding Canadian sales and European direct sales, increased 65.7% to $49.2 million from $29.7 million for the same period in 2002. International distributor sales, including Russia, accounted for the majority of the growth in the other international sales category. Canadian sales increased 43.3% to $29.1 million from $20.3 million for the same period in 2002. European direct sales increased 31.8% to $52.6 million from $39.9 million for the comparable period in 2002. Net sales in the United States increased 7.0% to $190.0 million from $177.6 million for the comparable period in 2002. Sales of Mountain Hardwear products contributed $6.3 million in net sales for the six months ended June 30, 2003, nearly all of which were sales in the United States.

By product category, the growth in net sales was primarily attributable to increased sales of sportswear and footwear units throughout all geographic markets.

Excluding the changes in currency exchange rates, other international sales, which exclude Canadian sales and European direct sales, increased 59.0%, Canadian sales increased 34.3%, and European direct sales increased 6.0% in 2003 compared to the same period in 2002. Consolidated net sales increased 14.7% to $306.8 million excluding the changes in currency exchange rates, when compared to the same period in 2002.

Gross Profit: Gross profit as a percentage of net sales was 44.1% compared to 43.1% for the comparable period in 2002. The increase in gross profit was the result of favorable sourcing costs for our spring products, as well as a lower volume of fall close-out products at higher margins during the first quarter of 2003 compared to the same period in 2002. This increase was partially offset by a higher mix of international distributor sales, which have lower gross margins than our direct sales, as well as the negative impact related to marking the Mountain Hardwear inventory to market value in purchase accounting.

Selling, General and Administrative Expense: Selling, general, and administrative (“SG&A”) expense increased 15.6% to $102.9 million from $89.0 million for the comparable period in 2002, primarily as a result of an increase in personnel costs to support the higher level of sales and increased depreciation as a result of our European distribution center in Cambrai, France, which was placed in service in January 2003. As a percentage of sales, SG&A expense decreased to 32.0% from 33.3% for the comparable period in 2002. The decrease as a percentage of sales is primarily the result of the significant increase in international distributor sales, which have nominal associated overhead costs, continued operating efficiencies from global infrastructure investments and internal cost control measures.

Interest (Income) Expense, Net: Interest income was $1.4 million compared to $2.4 million for the comparable period in 2002. The decrease in interest income was due to the lower interest rate environment in 2003 and the relative mix of taxable and tax-exempt investment securities compared to the same period in 2002. Interest expense was $980,000 compared to $2.2 million for the comparable period in 2002. The decrease in interest expense was attributable to the repayment of short-term notes payable and long-term debt.

Income Tax Expense: The provision for income taxes increased to $14.6 million for the six months ended June 30, 2003 from $9.9 million for the comparable period in 2002. The estimated effective tax rate remained constant at 37.5% for the six months ended June 30, 2003 and 2002.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and the continued growth of the business. At June 30, 2003, we had total cash equivalents of $158.8 million compared to $194.7 million at December 31, 2002. Cash used in operating activities was $1.8 million for the six months ended June 30, 2003 as compared to cash provided by operating activities of $27.0 million for the comparable period in 2002. This change was primarily due to an increase in inventory required to support higher sales levels and decreased collections from customers, partially offset by an increase in earnings.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our international and domestic operations and general corporate needs. Net cash used in investing activities was $33.7 million for the six months ended June 30, 2003 and $22.1 million for the comparable period in 2002. The increase was primarily due to the acquisition of Mountain Hardwear of $29.9 million, net of cash acquired, offset by a reduction in capital expenditures.

Cash used in financing activities was $1.3 million for the six months ended June 30, 2003 compared to cash used in financing activities of $13.3 million for the comparable period in 2002. In 2003, net cash used in financing activities was primarily for the repayment of Mountain Hardwear debt of $6.4 million and the repayment of notes payable of $1.9 million offset by proceeds from the sale of stock under employee stock plans of $8.0 million. In 2002, net cash used in financing activities was primarily due to the net repayment of notes payable of $14.7 million offset by proceeds from the sale of stock under employee stock plans of $2.4 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $30 million to $75 million, of which $5 million to $50 million is committed. As of June 30, 2003, no domestic balance was outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place that we guarantee with a combined limit of approximately $82 million at June 30, 2003. The balance outstanding under these lines of credit was $7.8 million at June 30, 2003, consisting solely of Japan’s line of credit.

Additionally, we maintain unsecured import lines of credit with a combined limit of approximately $250 million at June 30, 2003, available for issuing documentary letters of credit. At June 30, 2003, outstanding letters of credit totaled $154.1 million.

As we continue our investment in global infrastructure to support our growth, we currently anticipate that capital expenditures for 2003 will be approximately $20 million, consisting of maintenance capital requirements and information technology and distribution projects. The Company plans to construct a distribution center in the Midwestern United States primarily for the purpose of distributing footwear products. This distribution center is expected to be approximately 400,000 square feet, cost an estimated $40 million to build, and begin operation in 2005. Although it will be constructed with a specific focus on footwear, it will be designed and engineered to support other product lines as well. The facility will improve proximity to major customers and should help facilitate reorders. We expect to fund our capital expenditures with existing cash and cash provided by operations. If the need arises for additional expenditures, we may need to seek additional funding. Our ability to obtain additional credit facilities will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. We do not assure you that financing will be available on terms that are acceptable or favorable to us, if at all.

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

Revenue Recognition

We record wholesale and licensed product revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title generally passes upon shipment or upon receipt by the customer, depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale.

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

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates for the uncollectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and we make judgments about the credit worthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, current economic trends, and changes in customer payment terms. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required. If we determine a smaller or larger allowance was appropriate, we would record a credit or a charge to selling, general and administrative expense in the period in which we made the determination.

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

Income Taxes

We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes.” We make ongoing estimates in determining the valuation allowance for the net deferred tax asset in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we have different judgments or use different estimates in the future, these differences may affect the valuation allowance and, accordingly, income in the period we made the determination.

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

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We have evaluated the impact of the adoption of this statement and have determined that this statement will not have a material impact on our consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts and hedging transactions executed or modified after June 30, 2003. We have evaluated the impact of the adoption of this statement and have determined that this statement will not have a material impact on our consolidated results of operations or financial position.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provisions of FIN 45. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of this statement has not had a material effect on our financial position or results of operations.

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

Our Success Depends on Our Distribution Facilities and Systems

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). In the United States, we rely primarily on our distribution center in Portland, Oregon; in Canada, we rely primarily on our distribution center in Strathoy, Ontario; and in Europe we distribute our products through our distribution center in Cambrai, France. The implementation and performance of any new distribution facility is subject to many risks generally associated with transition and startup activities, including the risk that the new distribution facility may not successfully handle distribution activities. Our distribution facilities in the United States and France are highly automated, which means their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. Our operations could also be interrupted by disasters, such as earthquakes (which are known to occur in the Northwestern United States) or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that could be caused by significant disruptions in our distribution facilities.

We expect to begin construction of a new distribution facility in the Midwestern United States, which we will own and operate. We anticipate that the new facility will be operational in 2005. Our ability to complete a new facility is subject to a number of risks and uncertainties, including our ability to construct and integrate a new facility with existing operations in a timely manner, the availability of labor, raw materials and other inputs on anticipated terms and our ability to obtain any necessary governmental approvals.

We May Not Be Able to Implement Our Growth Strategy or Manage Growth Successfully

We face many challenges in implementing our growth strategies. For example, our expansion into international markets involves countries where we have little sales or distribution experience and where our brand is not yet widely known. Expanding our product categories involves, among other things, gaining experience with new products, gaining consumer acceptance, and establishing and protecting intellectual property rights. Increasing sales to department stores, and improving the sales productivity of our customers, will each depend on various factors, including strength of our brand name, competitive conditions, our ability to manage increased sales and future expansion, the availability of desirable locations and the negotiation of terms with retailers. Future terms with customers may be less favorable to us than those under which we now operate. Large retailers in particular increasingly seek to transfer various costs of business to their vendors, such as the cost of lost profits from product price markdowns. To implement our business strategy, we need to manage growth effectively. We need to continue to change various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Growth could place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. For example, in recent years, we have undertaken a number of new initiatives that require significant management attention and corporate resources, including the development or expansion of distribution facilities on two continents, the acquisition, rejuvenation and extension of the Sorel® brand and the acquisition and integration of Mountain Hardwear, Inc. This growth involves many risks and uncertainties and, if we are unable to manage it effectively, we may not achieve our objectives which could have a material adverse effect on our results of operations and financial condition.

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

Item 4 – CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None.

Item 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on May 15, 2003. The following matters were submitted to a vote of shareholders, with the results as follows:

1.	Election of eight directors will serve until the next annual meeting and until their respective successors are elected and qualified:

	For	Withheld
Gertrude Boyle	37,511,479	859,347
Timothy P. Boyle	37,537,778	833,048
Sarah Bany	34,495,318	3,875,508
Murrey R. Albers	37,206,539	1,164,287
Edward S. George	37,206,689	1,164,137
Walter T. Klenz	37,206,689	1,164,137
John Stanton	37,206,589	1,164,237
Stephen E. Babson	37,691,310	679,516

2.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent outside auditor for the fiscal year ending December 31, 2003:

For	Against	Abstentions	Broker Non-Votes
37,225,462	962,392	182,972	0

Item 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Chief Financial Officer

(b)	Reports on Form 8-K

A Form 8-K was filed on April 4, 2003, reporting the Company’s completion of its acquisition of Mountain Hardwear, Inc.

A Form 8-K was filed on April 24, 2003, reporting the Company’s financial and operating results for the first quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: August 8, 2003	/s/ BRYAN L. TIMM
Bryan L. Timm
Chief Financial Officer and Authorized Officer