Form 10-Q
period 2003-09-30
COLUMBIA SPORTSWEAR CO
filed 2003-11-07
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from              to

COLUMBIA SPORTSWEAR COMPANY

(Exact name of registrant as specified in its charter)

Oregon	0-23939	93-0498284
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

14375 Northwest Science Park Drive Portland, Oregon	97229
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock outstanding on October 31, 2003 was 40,048,347.

COLUMBIA SPORTSWEAR COMPANY

September 30, 2003

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS

Current Assets:
Cash and cash equivalents	$85,882	$194,670
Accounts receivable, net of allowance of $10,374 and $9,341, respectively	321,169	154,099
Inventories (Note 3)	166,072	94,862
Deferred tax asset	16,439	10,840
Prepaid expenses and other current assets	7,092	6,006

Total Current Assets	596,654	460,477

Property, plant, and equipment, net	119,024	124,515
Intangible assets (Note 4)	35,286	6,971
Other assets	1,308	854

Total Assets	$752,272	$592,817

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Notes payable	$—	$9,835
Accounts payable	51,452	49,370
Accrued liabilities	79,898	35,146
Current portion of long-term debt	4,558	4,498

Total Current Liabilities	135,908	98,849

Long-term debt	16,259	20,636
Deferred tax liability	7,530	613

Total Liabilities	159,697	120,098

Commitments and contingencies

Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 40,028 and 39,737 issued and outstanding	174,210	159,996
Retained earnings	403,177	315,243
Accumulated other comprehensive income (loss)	15,188	(1,156)
Unearned portion of restricted stock issued for future services	—	(1,364)

Total Shareholders’ Equity	592,575	472,719

Total Liabilities and Shareholders’ Equity	$752,272	$592,817

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$373,409	$331,504	$694,357	$598,998
Cost of sales	194,592	170,717	374,077	322,966

Gross profit	178,817	160,787	320,280	276,032
Selling, general, and administrative expense	78,070	69,646	180,926	158,660

Income from operations	100,747	91,141	139,354	117,372

Interest income	(758)	(1,115)	(2,110)	(3,522)
Interest expense	906	1,244	1,886	3,484

Income before income tax	100,599	91,012	139,578	117,410
Income tax expense	37,027	34,130	51,644	44,029

Net income (Note 5)	$63,572	$56,882	$87,934	$73,381

Earnings per share (Note 6):
Basic	$1.59	$1.44	$2.20	$1.86
Diluted	1.56	1.42	2.17	1.83
Weighted average shares outstanding :
Basic	39,984	39,475	39,894	39,393
Diluted	40,781	40,151	40,540	40,059

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Provided by (Used in) Operating Activities:
Net income	$87,934	$73,381
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,316	13,527
Amortization of unearned compensation	—	512
(Gain) loss on disposal of property, plant, and equipment	(88)	93
Deferred income taxes	(4,541)	3,028
Tax benefit from employee stock plans	5,275	1,596
Changes in operating assets and liabilities:
Accounts receivable	(151,330)	(110,496)
Inventories	(58,271)	(17,116)
Prepaid expenses and other current assets	(699)	(1,248)
Other assets	(232)	29
Accounts payable	(395)	12,271
Accrued liabilities	10,243	2,248
Income taxes payable	33,763	30,695

Net cash provided by (used in) operating activities	(61,025)	8,520

Cash Provided by (Used in) Investing Activities:
Mountain Hardwear net assets acquired, net of cash	(29,865)	—
Capital expenditures	(7,166)	(34,672)
Proceeds from sale of property, plant, and equipment	88	24

Net cash used in investing activities	(36,943)	(34,648)

Cash Provided by (Used in) Financing Activities:
Net repayment of notes payable	(9,946)	(13,360)
Repayment of Mountain Hardwear debt	(6,413)	—
Repayment of long-term debt	(4,505)	(5,064)
Proceeds from employee stock plans	10,274	3,259
Repurchase of unvested common stock	(498)	—

Net cash used in financing activities	(11,088)	(15,165)

Net Effect of Exchange Rate Changes on Cash	268	645

Net Decrease in Cash and Cash Equivalents	(108,788)	(40,648)
Cash and Cash Equivalents, Beginning of Period	194,670	79,082

Cash and Cash Equivalents, End of Period	$85,882	$38,434

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$1,782	$2,772
Cash paid during the period for income taxes	16,475	4,927

Supplemental Disclosures of Non-Cash Financing Activities:
Assumption of Mountain Hardwear debt	$6,413	$—

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$63,572	$56,882	$87,934	$73,381
Adjustment to net earnings for:
Pro forma stock-based compensation expense, net of tax	2,236	1,853	6,026	4,103

Pro forma net income	$61,336	$55,029	$81,908	$69,278

Earnings per share - basic
As reported	$1.59	$1.44	$2.20	$1.86
Pro forma	1.53	1.39	2.05	1.76
Earnings per share - diluted
As reported	$1.56	$1.42	$2.17	$1.83
Pro forma	1.50	1.37	2.02	1.73

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Product warranty:

Some of our products carry limited warranty provisions for defects in quality and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements. A summary of accrued warranties for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$8,376	$6,873	$7,800	$7,475
Charged to costs and expenses	783	1,063	2,940	2,050
Claims settled	(353)	(315)	(1,934)	(1,904)

Balance at end of period	$8,806	$7,621	$8,806	$7,621

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

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the adoption of this statement will have a material effect on the Company’s financial position or results of operations.

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

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$3,936	$1,540
Work in process	4,999	2,714
Finished goods	157,137	90,608

	$166,072	$94,862

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

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	September 30, 2003		December 31, 2002
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,200	$(42)	$—	$—

Intangible assets not subject to amortization:
Trademarks and trade names	$21,971		$6,971
Goodwill	12,157		—

	$34,128		$6,971

The increase in intangible assets from December 31, 2002 to September 30, 2003 is solely due to the Mountain Hardwear acquisition. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be $63,000 in 2003 and $84,000 in each of 2004, 2005, 2006 and 2007.

NOTE 5 - COMPREHENSIVE INCOME

Comprehensive income and its components are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$63,572	$56,882	$87,934	$73,381
Foreign currency translation gain (loss)	2,335	(1,732)	14,957	3,719
Unrealized gain (loss) on derivative transactions, net of tax	2,509	826	1,387	(969)

Comprehensive income	$68,416	$55,976	$104,278	$76,131

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding gains (losses) on derivative transactions	Accumulated other comprehensive income (loss)
Balances at December 31, 2002	$988	$(2,144)	$(1,156)
Activity for the nine months ended September 30, 2003	14,957	1,387	16,344

Balances at September 30, 2003	$15,945	$(757)	$15,188

NOTE 6 - EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted EPS for the three and nine months ended September 30, 2003 and 2002. A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average common shares outstanding, used in computing basic earnings per share	39,984	39,475	39,894	39,393

Effect of dilutive stock options	797	676	646	666

Weighted average common shares outstanding, used in computing diluted earnings per share	40,781	40,151	40,540	40,059

Earnings per share of common stock:
Basic	$1.59	$1.44	$2.20	$1.86
Diluted	1.56	1.42	2.17	1.83

Options to purchase an additional -0- and 819,000 shares of common stock were outstanding at September 30, 2003 and 2002, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be antidilutive.

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

NOTE 7 - SEGMENT INFORMATION

The Company operates in one industry segment: the design, sourcing, marketing and selling of active outdoor apparel, including outerwear, sportswear, rugged footwear, equipment, and accessories. The geographic distribution of the Company’s net sales, income before income tax, and identifiable assets are summarized in the following tables (in thousands). In addition to the geographic distribution, the Company’s net sales by major product line are also summarized below. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales to unrelated entities:
United States	$249,835	$234,171	$439,890	$411,762
Canada	49,361	41,490	78,421	61,744
Europe	45,654	32,932	98,249	72,857
Other International	28,559	22,911	77,797	52,635

	$373,409	$331,504	$694,357	$598,998

Income before income tax:
United States	$82,846	$72,987	$104,910	$92,708
Canada	12,019	10,197	15,781	11,759
Europe	3,403	4,382	5,340	5,069
Other International	4,500	3,280	12,695	6,919
Less interest income (expense), net and eliminations	(2,169)	166	852	955

	$100,599	$91,012	$139,578	$117,410

	September 30, 2003	December 31, 2002
Total assets:
United States	$725,648	$563,447
Canada	81,357	55,046
Europe	147,194	120,722
Other International	39,219	35,830

	993,418	775,045

Eliminations	(241,146)	(182,228)

Total assets	$752,272	$592,817

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales to unrelated entities:
Outerwear	$220,930	$214,028	$303,677	$291,722
Sportswear	86,032	62,860	252,602	204,437
Footwear	46,184	37,946	104,170	75,831
Accessories	18,915	16,670	30,103	27,008
Equipment (1)	1,348	—	3,805	—

	$373,409	$331,504	$694,357	$598,998

(1)	The equipment product category was introduced with the acquisition of Mountain Hardwear and consists primarily of tents and sleeping bags.

NOTE 8 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company’s risk management programs, the Company uses a variety of financial instruments, including foreign currency option and forward exchange contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company hedges against the currency risk associated with firmly committed and anticipated transactions for the next twelve months denominated in European euros, Canadian dollars or Japanese yen

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended, such financial instruments are marked to market with the offset to accumulated other comprehensive income (loss) and subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2003 and 2002.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report, including Items 1, 2 and 3 of Part I, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding:

•	potential growth in domestic and international markets;

•	growth in merchandise categories;

•	increased sales to department stores and specialty shops;

•	implementation and performance of new management information systems and distribution facilities;

•	access to raw materials and factory capacity; and

•	financing and working capital requirements and resources.

These forward-looking statements, and others we make from time to time, are subject to many risks and uncertainties. Many factors could cause actual results to differ materially from those projected in the forward-looking statements, including the risks described below under the heading “Factors That May Affect Our Business and the Price of Our Common Stock.” Risk factors that may affect our business and liquidity, future financing and working capital requirements and availability include:

•	business disruptions and costs arising from disease outbreaks, acts of terrorism, or military activities around the globe;

•	unfavorable economic conditions generally and weakness in consumer confidence;

•	the financial health of our customers;

•	our ability to cost-effectively integrate Mountain Hardwear into our existing operations;

•	our ability to effectively deliver products to customers in a timely manner due to potential service interruptions;

•	effects of unseasonable weather (for example, warm weather in the winter and cold weather in the spring, each of which affects demand for our products);

•	our reliance on product acceptance by consumers;

•	our dependence on independent manufacturers and suppliers;

•	the effectiveness of our sales and marketing efforts;

•	intense competition in the industry (which we expect to increase);

•	our ability to achieve and manage growth effectively;

•	international risks, including trade disruptions, political instability in foreign markets, exchange rate fluctuations, and changes in quotas and tariffs or other duties;

•	our ability to effectively construct and integrate new distribution facilities into our existing operations;

•	the availability of labor, raw materials and other resources on favorable terms; and

•	our ability to establish and protect our intellectual property.

We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Results of Operations

The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.1	51.5	53.9	53.9

Gross profit	47.9	48.5	46.1	46.1
Selling, general and administrative expense	20.9	21.0	26.1	26.5

Income from operations	27.0	27.5	20.0	19.6
Interest (income) expense, net	0.1	—	(0.1)	—

Income before income tax	26.9	27.5	20.1	19.6
Income tax expense	9.9	10.3	7.4	7.3

Net income	17.0%	17.2%	12.7%	12.3%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Sales: Net sales increased 12.6% to $373.4 million from $331.5 million for the comparable period in 2002. Net sales in the United States increased 6.7% to $249.8 million from $234.2 million for the comparable period in 2002. Sales of our recently acquired Mountain Hardwear products contributed $13.0 million in net sales for the three months ended September 30, 2003, nearly all of which were sales in the United States. European direct sales increased 38.9% to $45.7 million from $32.9 million for the comparable period in 2002. Canadian sales increased 19.0% to $49.4 million from $41.5 million for the same period in 2002. Other international sales, excluding Canadian and European direct sales, increased 24.5% to $28.5 million from $22.9 million for the same period in 2002. International distributor sales, including Russia, accounted for the majority of the growth in the other international sales category.

By product category, the growth in net sales was primarily attributable to increased sales of sportswear and footwear units throughout all geographic segments.

Excluding changes in currency exchange rates, European direct sales increased 21.8%, other international sales, which exclude Canadian and European direct sales increased 24.3%, and Canadian sales increased 5.7% for the three months ended September 30, 2003 compared to the same period in 2002. Consolidated net sales increased 9.3% to $362.3 million excluding the changes in currency exchange rates, when compared to the same period in 2002.

Gross Profit: Gross profit as a percentage of net sales was 47.9% compared to 48.5% for the comparable period in 2002. The decrease in gross profit was due to a higher mix of sportswear and footwear sales, which have lower gross margins than outerwear, and to a lesser degree, the negative impact of marking the Mountain Hardwear inventory to market value in purchase accounting in connection with our recent acquisition of Mountain Hardwear. We expect the majority of the remaining Mountain Hardwear inventory mark-to-market adjustment to be incurred in the fourth quarter of 2003.

Selling, General and Administrative Expense: Selling, general, and administrative (“SG&A”) expense increased 12.1% to $78.1 million from $69.6 million for the comparable period in 2002, primarily as a result of an increase in personnel costs to support the higher level of sales and increased depreciation related to our European distribution center in Cambrai, France, which was placed in service in January 2003. As a percentage of sales, SG&A expense decreased to 20.9% from 21.0% for the comparable period in 2002. The decrease as a percentage of sales is primarily due to the operating expense leverage gained through sales growth and prudent cost control.

Interest (Income) Expense, Net: Interest income was $758,000 compared to $1.1 million for the comparable period in 2002. The decrease in interest income was due to the lower interest rate environment for the three months ended September 30, 2003 and the relative mix of taxable and tax-exempt investment securities compared to the same period in 2002. Interest expense was $906,000 compared to $1.2 million for the comparable period in 2002. The decrease in interest expense was primarily attributable to the repayment of short-term notes payable and long-term debt.

Income Tax Expense: The provision for income taxes increased to $37.0 million for the third quarter of 2003 from $34.1 million for the comparable period in 2002. The estimated effective tax rate was 36.8% for the third quarter of 2003 compared to 37.5% for the same period in 2002. We reduced our estimated full year effective tax rate in the third quarter of 2003 from 37.5% to 37.0% which resulted in the third quarter of 2003 effective tax rate being 36.8%. The decrease in the Company’s 2003 estimated effective tax rate is primarily related to the utilization of foreign tax credits.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Sales: Net sales increased 15.9% to $694.4 million from $599.0 million for the comparable period in 2002. Net sales in the United States increased 6.8% to $439.9 million from $411.8 million for the comparable period in 2002. Sales of our recently acquired Mountain Hardwear products contributed $19.3 million in net sales, nearly all of which were sales in the United States. European direct sales increased 34.8% to $98.3 million from $72.9 million for the comparable period in 2002. Other international sales, excluding Canadian and European direct sales, increased 47.9% to $77.8 million from $52.6 million for the same period in 2002. International distributor sales, including Russia, accounted for the majority of the growth in the other international sales category. Canadian sales increased 27.1% to $78.4 million from $61.7 million for the same period in 2002.

By product category, the growth in net sales was primarily attributable to increased sales of sportswear and footwear units throughout all geographic segments.

Excluding changes in currency exchange rates, other international sales, which exclude Canadian sales and European direct sales, increased 43.9%, European direct sales increased 13.1%, and Canadian sales increased 15.1% for the nine months ended September 30, 2003 compared to the same period in 2002. Consolidated net sales increased 11.7% to $669.1 million excluding the changes in currency exchange rates, when compared to the same period in 2002.

Gross Profit: Gross profit as a percentage of net sales remained constant at 46.1% for the nine months ended September 30, 2003 and 2002. Gross profit was favorably impacted as a result of favorable sourcing costs for our spring products, as well as a lower volume of fall close-out sales at higher margins in the first quarter of 2003 compared to the same period in 2002. This increase was offset by a higher mix of sportswear and footwear sales which have lower gross margins than outerwear and a higher mix of international distributor sales, which have lower margins than our direct sales, as well as the negative impact of marking the Mountain Hardwear inventory to market value in purchase accounting.

Selling, General and Administrative Expense: SG&A expense increased 14.0% to $180.9 million from $158.7 million for the comparable period in 2002, primarily as a result of an increase in personnel costs to support the higher level of sales and increased depreciation related to our European distribution center in Cambrai, France,. As a percentage of sales, SG&A expense decreased to 26.1% from 26.5% for the comparable period in 2002. The decrease as a percentage of sales is primarily the result of the increase in international distributor sales, which have nominal associated overhead costs, continued operating efficiencies from global infrastructure investments and prudent cost control.

Interest (Income) Expense, Net: Interest income was $2.1 million compared to $3.5 million for the comparable period in 2002. The decrease in interest income was due to the lower interest rate environment for the nine months ended September 30, 2003 and the relative mix of taxable and tax-exempt investment securities compared to the same period in 2002. Interest expense was $1.9 million compared to $3.5 million for the comparable period in 2002. The decrease in interest expense was attributable to the repayment of short-term notes payable and long-term debt.

Income Tax Expense: The provision for income taxes increased to $51.6 million for the nine months ended September 30, 2003 from $44.0 million for the comparable period in 2002. The estimated effective tax rate was 37.0% for the nine months ended September 30, 2003 and 37.5% for the comparable period in 2002. The decrease in the our 2003 estimated effective tax rate is primarily related to the utilization of foreign tax credits.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and the continued growth of the business. At September 30, 2003, we had total cash equivalents of $85.9 million compared to $194.7 million at December 31, 2002. Cash used in operating activities was $61.0 million for the nine months ended September 30, 2003 as compared to cash provided by operating activities of $8.5 million for the comparable period in 2002. This change was primarily due to an increase in inventory required to support higher sales levels and the associated higher accounts receivable balances, partially offset by an increase in earnings.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our international and domestic operations and general corporate needs. Net cash used in investing activities was $36.9 million for the nine months ended September 30, 2003 and $34.6 million for the comparable period in 2002. The increase was primarily due to the acquisition of Mountain Hardwear of $29.9 million, net of cash acquired, partially offset by a reduction in capital expenditures.

Cash used in financing activities was $11.1 million for the nine months ended September 30, 2003 compared to cash used in financing activities of $15.2 million for the comparable period in 2002. In 2003, net cash used in financing activities was primarily for the repayment of notes payable of $9.9 million and the repayment of Mountain Hardwear debt of $6.4 million, partially offset by proceeds from the sale of stock under employee stock plans of $10.3 million. In 2002, net cash used in financing activities was primarily due to the net repayment of notes payable of $13.4 million offset by proceeds from the sale of stock under employee stock plans of $3.3 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $30 million to $75 million, of which $5 million to $50 million is committed. As of September 30, 2003, no domestic balance was outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place that we guarantee with a combined limit of approximately $61 million at September 30, 2003. There were no balances outstanding under these lines of credit at September 30, 2003.

Additionally, we maintain unsecured import lines of credit with a combined limit of approximately $250 million at September 30, 2003, available for issuing documentary letters of credit. At September 30, 2003, outstanding letters of credit totaled $88.7 million.

As we continue our investment in global infrastructure to support our growth, we anticipate that capital expenditures for 2003 will total approximately $15 million, consisting of maintenance capital requirements and information technology and distribution projects. We broke ground for the construction of a distribution center in Henderson County, Kentucky primarily for the purpose of distributing footwear products. This distribution center is expected to be approximately 450,000 square feet, cost an estimated $40 million to construct, and begin shipping products in 2005. Although it will be constructed with a specific focus on footwear, it will be designed and engineered to support other product lines as well. The facility will improve proximity to major footwear customers and should help facilitate reorders. We expect to fund our capital expenditures with existing cash and cash provided by operations. If the need arises for additional expenditures, we may need to seek additional funding. Our ability to obtain additional credit facilities will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. We do not assure you that financing will be available on terms that are acceptable or favorable to us, if at all.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Some of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for doubtful accounts receivable, inventory obsolescence, product warranty and income taxes.

Revenue Recognition

We record wholesale and licensed product revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title generally passes upon shipment or upon receipt by the customer, depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale.

In some countries outside of the United States, precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based upon historical and expected delivery times by geographic location.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. The provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. Accordingly, the Company has adopted the disclosure provisions of SFAS No. 148 in the financial reports for the year ended December 31, 2002. As the adoption of this statement involves disclosures only, there was no material impact on our financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not believe that the adoption of this statement will have a material effect on our financial position or results of operations.

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

Our International Operations Involve Many Risks

We are subject to many risks generally associated with doing business abroad, including foreign governmental regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we manufacture or sell products. Disease outbreaks, terrorist acts and U.S. military operations abroad appear to have increased the risks of doing business abroad. These factors, among others, could affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be materially and adversely affected. In addition, many of our imports are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. The countries in which our products are produced or sold may adjust or impose new quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on us. We produce a significant portion of our products in China, and therefore adverse conditions in China or adverse changes in China’s trading status with the U.S. or with other sales markets could have a material adverse effect on our results of operations and financial condition.

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

Our Success Depends on Our Use of Proprietary Rights

Our registered and common law trademarks have significant value and are important to our ability to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. From time to time, we discover products that are counterfeit reproductions of our products or design “knock offs.” If we are unsuccessful in challenging a party’s products on the basis of trademark or design infringement, continued sales of these products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. Additionally, in markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to challenge successfully use of those rights by other parties. Although we have not been materially inhibited from selling products in connection with trademark and trade dress disputes, as we extend our brand into new product categories and new product lines, and expand the geographic scope of our marketing, we could become subject to litigation based on allegations of the infringement of intellectual property rights of third parties. Future litigation also may be necessary to defend us against such claims or to enforce and protect our intellectual property rights. Any intellectual property litigation could be costly and could cause diversion of management’s attention from the operation of our business. Adverse determinations in any litigation could result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. Any intellectual property litigation could have a material adverse effect on our results of operations and financial condition.

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

We have begun construction of a new distribution center in the Henderson County, Kentucky, which we will own and operate. We anticipate that the new facility will be operational in 2005. Our ability to complete a new facility is subject to a number of risks and uncertainties, including our ability to construct and integrate a new facility with existing operations in a timely manner, the availability of labor, raw materials and other inputs on anticipated terms and our ability to obtain any necessary governmental approvals.

We May Not Be Able to Implement Our Growth Strategy or Manage Growth Successfully

We face many challenges in implementing our growth strategies. For example, our expansion into international markets involves countries where we have little sales or distribution experience and where our brand is not yet widely known. Expanding our product categories involves, among other things, gaining experience with new products, gaining consumer acceptance, and establishing and protecting intellectual property rights. Increasing sales to department stores, and improving the sales productivity of our customers, will each depend on various factors, including strength of our brand name, competitive conditions, our ability to manage increased sales and future expansion, the availability of desirable locations and the negotiation of terms with retailers. Future terms with customers may be less favorable to us than those under which we now operate. Large retailers in particular increasingly seek to transfer various costs of business to their vendors, such as the cost of lost profits from product price markdowns. To implement our business strategy, we need to manage growth effectively. We need to continue to change various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Growth could place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. For example, in recent years, we have undertaken a number of new initiatives that require significant management attention and corporate resources, including the development or expansion of distribution facilities on two continents, the acquisition, rejuvenation and extension of the Sorel brand and the acquisition and integration of Mountain Hardwear, Inc. This growth involves many risks and uncertainties and, if we are unable to manage it effectively, we may not achieve our objectives which could have a material adverse effect on our results of operations and financial condition.

Currency Exchange Rate Fluctuations May Affect our Business

We generally purchase products in U.S. dollars. However, the cost of these products sourced overseas may be affected by changes in the value of the relevant currencies. Price increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be materially affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. dollars for consolidated financial reporting. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. We conduct a program to hedge against our exposure to currency exchange rate fluctuations. Our hedging program may not succeed, however, and foreign currency fluctuations could have a material adverse effect on our results of operations and financial condition.

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

We Face Risks of Product Liability and Warranty Claims

Our products are used in outdoor activities, sometimes in severe conditions. Although we have not experienced any significant expense as the result of product recalls or product liability claims, recalls or these types of claims could occur in the future and have a material adverse effect on our business. Some of our products carry limited warranty provisions for defects in quality and workmanship. We maintain a warranty reserve for future warranty claims, but the actual costs of servicing future warranty claims could exceed the reserve and have a material adverse effect on our results of operations and financial condition.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A Form 8-K was filed on July 23, 2003, reporting the Company’s financial and operating results for the second quarter ended June 30, 2003.

A Form 8-K was filed on July 29, 2003, furnishing a transcript of the Company’s conference call on July 23, 2003 to elaborate on second quarter 2003 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: November 7, 2003	/s/ BRYAN L. TIMM
Bryan L. Timm
Chief Financial Officer and Authorized Officer