Form 10-K
period 2003-12-31
COLUMBIA SPORTSWEAR CO
filed 2004-03-03
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $769,172,987 based on the last reported sale price of the Company’s Common Stock as reported by the Nasdaq National Market System.

The number of shares of Common Stock outstanding on February 20, 2004, was 40,316,205.

Part III is incorporated by reference from the registrant’s proxy statement for its 2004 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2003.

COLUMBIA SPORTSWEAR COMPANY

DECEMBER 31, 2003

PART I

Item 1.    BUSINESS

General

Founded in 1938 in Portland, Oregon, as a small family-owned, regional hat distributor, Columbia Sportswear Company has grown to become a global leader in design, sourcing, marketing and distribution of active outdoor apparel and footwear, with operations in North America, Europe and Asia. As one of the largest outerwear companies in the world and the leading seller of skiwear in the United States, we have developed an international reputation across an expanding product line for quality, performance, functionality and value.

Known for durability and dependability at a reasonable price, we leveraged Columbia’s brand awareness in the 1990s by expanding into related merchandise categories and developing our “head-to-toe” outfitting concept.

In September 2000, we added another internationally known brand to our business, acquiring the Sorel® trademarks and associated intellectual property which provided us an additional brand in the outdoor footwear and apparel markets.

In March 2003, we acquired Mountain Hardwear, Inc. (“Mountain Hardwear”) which designs, develops and markets technically advanced equipment and apparel for outdoor enthusiasts and professionals. Mountain Hardwear will continue to operate as an independent brand.

During 2003, we distributed our products to approximately 12,000 retailers in over 50 countries.

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

Products

We group our merchandise into five principal categories—(1) outerwear, (2) sportswear, (3) footwear, (4) related accessories and (5) equipment. The durability, functionality and affordability of our products make them ideal for use in a wide range of outdoor activities, including skiing, snowboarding, hunting and fishing, hiking, backpacking, mountaineering and rock climbing, as well as for casual wear. We are committed to innovative, functional product design and use durable, high quality materials and construction across all of our product lines. We believe that our broad range of competitively priced merchandise offers consumers one of the best price-value equations in the outdoor apparel and footwear industries.

We believe that our award-winning advertising campaign effectively positions the Columbia® brand as outdoor, active, authentic, value-oriented and distinctly American. Our products are designed to reinforce this image. In both the design and production phases, we focus our efforts on the development of popular, higher volume products at moderate price points. Our attention to technical details such as pockets that double as vents, double storm flaps over zippers and “gutters” that facilitate water run-off, as well as the use of special technical materials, contribute to the authenticity and functionality of our merchandise.

The following table presents the net sales and approximate percentages of net sales attributable to each of our principal product categories for each of the last three years ended December 31 (dollars in millions):

	2003		2002		2001
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Outerwear	$443.7	46.6%	$422.5	51.8%	$403.3	51.7%
Sportswear	311.3	32.7	245.2	30.0	232.9	29.9
Footwear	148.6	15.6	110.0	13.5	108.6	13.9
Accessories	43.5	4.6	38.6	4.7	34.8	4.5
Equipment (1)	4.7	0.5	—	—	—	—

Total	$951.8	100.0%	$816.3	100.0%	$779.6	100.0%

(1)	The equipment product category was introduced with the acquisition of Mountain Hardwear and consists primarily of tents and sleeping bags.

Outerwear

Outerwear is our most established product category. Our outerwear is designed to protect the wearer from inclement weather in everyday use and in outdoor activities, including skiing, snowboarding, hiking, hunting and fishing. Many of our jackets incorporate our popular Columbia Interchange System®, which we introduced in 1983 and features a 3- or 4-jackets-in-1 design. Jackets incorporating the Interchange System typically combine a durable, nylon outershell with a removable, zip-out liner. The outershell and the liner may be worn separately or together. This layering approach provides the wearer with a jacket for all seasons and weather conditions at a reasonable price.

Our line of Convert® branded snowboard apparel is another important component of the outerwear category. We were one of the first companies to identify and react to the rapid emergence of snowboarding as a popular sport and, as a result, our Convert line is now one of the top selling brands of snowboard apparel in the United States.

Our Mountain Hardwear® brand consists of technically advanced products that include Gore-Tex® shells, Windstopper® fleece, down parkas and technical clothing designed for specialized outdoor activities such as mountaineering, backpacking and climbing. These technically advanced products are used by some of the most elite mountaineering athletes around the globe.

Hunting and fishing products constitute one of our longest running product lines in the outerwear category. These merchandise offerings include apparel for the serious sportsman engaged in hunting and fishing activities. Parkas, shells, vests, liners, bib pants and rain suits incorporate a variety of specific-purpose, tailored features that enhance our reputation as a leader in this category of outerwear.

In 2003, our Sorel brand launched a traditional workwear apparel line designed for work and extended outdoor wear applications. The workwear collection includes a variety of outerwear styles featuring cotton-based functional jackets, three-in-one parkas and innovative nylon jackets.

We also produce a separate line of youth outerwear products. The market for youth outerwear is significant and we are able to use our expertise in outerwear design and sourcing to meet the needs of the youth market.

Sportswear

In 1993, we began targeting sportswear as a growth opportunity. Building on a foundation of authentic fishing and hunting shirts, we have expanded our sportswear product offering to include hiking shorts, water sport trunks, fleece and pile products, sweaters, chinos, knit shirts, woven shirts, sweats, and jeans. Our sportswear product line appeals to both the serious outdoorsman and the more casual wearer who wants to project an outdoor image.

For the consumer interested in trekking and adventure travel, our GRT® (Gear for Rugged Trekking and Travel) line of active outdoor performance apparel offers a line of lightweight products, many of which incorporate our Omni-Dry® system of moisture management.

Our PFG® (Performance Fishing Gear) line offers a variety of products, including jackets, vests, bibs, shorts, shirts, and pants with technical features such as UPF sun protection.

Sportswear products are designed to be sold alongside our outerwear and footwear products as part of our unified “head-to-toe” outfitting concept. Although the majority of our sportswear sales are to sporting goods and specialty outdoor stores, department stores are becoming an increasingly important part of our distribution chain.

In 2003, our Sorel brand launched a traditional workwear apparel line designed for work and extended outdoor wear applications. The workwear collection includes a variety of sportswear styles featuring cotton-based convertible pants, bibs and worker shorts.

Sportswear for the Mountain Hardwear brand is focused on styles that are designed for backpacking, rock climbing and adventure sports. This category was introduced in 1999 and many styles feature Mountain Hardwear patented “Conical Waist” which improves comfort and performance while wearing a backpack. All styles use technically advanced fabrics and the category has grown to include casual as well as performance athletic apparel used by outdoor athletes.

Footwear

We introduced our footwear products in 1993. This category consists of seasonal outdoor footwear for adults and youth in cold weather, hiking, trail, sandals, outdoor casual and rugged comfort styles. Many feature innovative technical designs that incorporate waterproof/breathable constructions, thermal insulation, advanced cushioning systems and high abrasion, slip-resistant outsoles. We believe that the market for footwear represents a substantial growth opportunity.

Our acquisition of the Sorel trademark rights and other related intellectual property rights in September 2000 provides additional opportunities for us in the footwear category. The Sorel brand has been known for cold weather footwear for over forty years. We began offering the classic Sorel styles in the fall of 2001 as well as a line of special make product for some larger retailers. We are continuing to focus on the expansion of the Sorel product offerings into new categories in order to leverage Sorel’s cold weather heritage and make Sorel a year round brand for outdoor oriented men, women and children.

Accessories

We also produce a line of accessories that includes hats, caps, scarves, gloves, mittens and headbands to complement our outerwear and sportswear lines.

Equipment

As a result of our acquisition of Mountain Hardwear in March 2003, our product line expanded to include technically advanced tents and sleeping systems. These products are designed for such uses as mountaineering, ultralight backpacking and camping and serve a wide variety of situations for the outdoor enthusiast and professionals. Many of these designs are patented and are considered industry standards in innovation.

Licensing

In June 1999, we introduced a strategy to build brand awareness by licensing our trademarks across a range of categories that complement our current offerings. We have since signed thirteen licensing agreements, including North American agreements for Columbia brand casual and outdoor socks, packs and adventure travel bags, belts and personal leather goods for men, thermal tops and bottoms, watches, leather outerwear, sport cutlery and home furnishings. We also entered into two global licensing agreements for Columbia brand eyewear and shoe and apparel care. In addition, we have a European licensing agreement for socks. In connection with the Sorel acquisition, we acquired a license for shoe care products in North America.

Our United States sock licensee began shipping during fall 2000 in the North American market, and our European sock licensee began shipping in spring 2002. Columbia brand packs and adventure travel bags and belts and small personal leather goods for men were available beginning in spring 2001. Our watch licensee began shipping products in spring 2002. Thermal tops and bottoms, shoe care products, eyewear and leather outerwear licensees began shipping in fall 2002. Most recently our Columbia brand cutlery began shipping in spring 2003.

We anticipate that our new Columbia brand tent and sleeping bag licensee will begin shipping these products in spring 2004 to locations across North America. We expect the new home furnishing collection to begin shipping in the fall of 2004.

Advertising, Marketing, and Promotion

Columbia’s unique, global advertising campaign featuring our Chairman, Gertrude Boyle, in the role of cantankerous “Mother Boyle” and her son, Timothy Boyle, Columbia’s President and Chief Executive Officer, as the ultimate test subject, is an integral part of Columbia’s brand identity. Our campaign features Columbia’s wry-humored, good-natured ads in broad-based national print and broadcast media, ranging from Backpacker and People magazine to Comedy Central and ESPN. We reach customers worldwide in our efforts to drive sales of our products.

Sales through existing retail channels are enhanced by visual merchandising. Concept shops and focus areas are located within the stores of our customers and are dedicated exclusively to selling our merchandise on a year-round basis. These shops and focus areas promote a consistent brand image and feature the image of Gertrude Boyle throughout our customer network.

In addition, we engage in cooperative advertising arrangements whereby wholesale customers receive an allowance relative to the value of their purchases from us if specified qualitative advertising criteria are met and if specified amounts are spent on the advertisements.

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

Additionally, through the use of incentive discounts we encourage early purchases by our customers to promote effective inventory management. We provide our customers with staggered delivery times through the spring and fall seasons. This also permits our customers and us to manage inventories effectively and thereby diminish the likelihood of closeout sales. Through our efforts to match our purchases of inventory to the receipt of customer orders, we believe that we are able to reduce the risk of overcommitting to inventory purchases. This helps us avoid significant unplanned inventory build-ups and minimizes working capital requirements. This strategy, however, does not eliminate inventory risk entirely since we build a nominal amount of speculative inventory into our business model. Moreover, customer orders are subject to cancellation prior to shipment.

Product Design

Our experienced in-house merchandising and design teams work closely with internal sales and production teams as well as with retailers, athletes and consumers to produce products that are designed primarily for functionality and durability.

We also engineer technical garments with special performance features. Our Titanium™ sub-branded outerwear offers high performance fabrics and features and our most advanced technologies. These garments are designed for extreme weather conditions and also deliver a level of style and utility that compete with high-end garments in our market. Our outerwear features include the Columbia Interchange System®, the Radial Venting System™, the Radial Sleeve™, Stretch Panels, the performance storm hood, and packable and reversible options. The GRT® line offers the Radial Leg Gusset™, GRT Venting™, the Convertible Sleeve Tab, and convertible and packable garments. Our footwear features include Quadensity® and our hunting and fishing garments include features such as the Columbia Comfort System™, the PFG Venting System™, and our Quarpel Thread Technology™.

We distinguish ourselves by designing clothing that performs well in a wide range of weather conditions and for a variety of outdoor activities. To accomplish this we carefully choose the appropriate fabric or insulation for each garment. Those selected possess optimum performance characteristics such as waterproofness, breathability, weight, durability, and wicking ability. For our outerwear collections we feature our premier waterproof/breathable Omni-Tech® technology. Three different levels are offered to meet different needs of waterproofness, breathability, and protection. Our GRT line features Omni-Dry,® which is our high-performance moisture-management technology that renders superior results in a variety of conditions. Our footwear line features Omni-Grip® traction technology, which is a specially formulated sticky rubber compound that provides superior traction as well as stability on wet and dry surfaces.

Our 2004 brands consist of three product segments: our high-end performance Titanium products (high-end, technical, sold in specialty stores); our moderate Vertex products (lower-priced, technical, sold in sporting goods stores); and our most broadly distributed Outdoor Issue products (classic, non-technical, sold in department stores). We believe that increased differentiation allows our retailers to better target their specific customers.

Mountain Hardwear products focus on innovations in fabrics, designs and features that are recognized worldwide as leading technologies. The products are intended for extreme environments but also extend themselves to broader uses such as skiing and hiking. The outerwear line features such fabrics as Gore-Tex® and Windstopper® fabrics for shellwear, softshells, and technical fleece garments. Mountain Hardwear also uses proprietary technology with our Conduit® waterproof/breathable laminate in both shell and softshell garments. Unique features such as external seam taping, welded construction, Quantum® sleeping bags, and Flow-Thru® tents position Mountain Hardwear as an industry leader in innovation.

We believe that these technical innovations and product features provide versatility, comfort and value to our customers.

Sourcing and Manufacturing

Our apparel and footwear products are produced by independent manufacturers selected, monitored and coordinated by regional Columbia employees to ensure conformity to strict quality standards. We believe that the use of these independent manufacturers increases our production capacity and flexibility and reduces our costs.

Unlike many apparel companies, we use few independent agents in our sourcing activities. We maintain fifteen sourcing and quality control offices in the Far East, each staffed by Columbia employees and managed by personnel native to the region. Personnel in these offices direct sourcing activities, help to ensure quality control and assist with the monitoring and coordination of overseas shipments. Final pricing for all orders, however, is approved by personnel from our U.S. headquarters. We believe that Columbia personnel in the Far East, who are focused narrowly on our interests, are more responsive to our needs than independent agents would be and are more likely to build long-term relationships with key vendors. We believe that these relationships enhance our access to raw materials and factory capacity at more favorable prices.

In 2003 we sourced approximately 98% (by dollar volume) of our products outside the United States, principally in the Far East. We monitor the selection of independent factories to ensure that no single manufacturer or country is responsible for manufacturing a significantly disproportionate amount of our merchandise.

We believe that the use of independent manufacturers, in conjunction with the use of Columbia sourcing personnel rather than agents, increases our production flexibility and capacity and allows us to maintain control over critical aspects of the sourcing process. Our approach also enables us to substantially limit our capital expenditures and avoid costs associated with managing a large production work force. We have formal arrangements with some of our contractors or suppliers other than through purchase orders. We believe that our relationships with our contractors and suppliers are excellent and that the long-term, reliable and cooperative relationships that we have with many of our vendors provide us a competitive advantage over other apparel distributors.

By having Columbia employees in regions where we source our products, we enhance our ability to monitor factories to ensure their compliance with Columbia’s Standards of Manufacturing Practices. Our policies require that every factory comply with a code of conduct relating to factory working conditions and the treatment of workers involved in the production of Columbia brand products.

Our quality control program is designed to ensure that our products meet the highest quality standards. Our employees monitor the quality of fabrics and other components and inspect prototypes of each product before starting production runs. In addition, our employees also perform quality control checks throughout the production process up to and including final shipment to our customers. We believe that our attention to the quality control program is an important and effective means of maintaining the quality and reputation of our products.

Independent manufacturers generally produce our apparel using one of two principal methods. In the first method, the manufacturer purchases the raw materials needed to produce the garment from suppliers that we have approved, at prices and on terms negotiated by either the manufacturer or us. A substantial portion of our merchandise is manufactured under this arrangement. In the second method, sometimes referred to as “cut, make, pack, and quota” and used principally for production in China, we directly purchase the raw materials from suppliers, assure that the independent manufacturers have the necessary availability of import quotas, and ship the materials in a “kit,” together with patterns, samples, and most of the other necessary items, to the independent manufacturer to produce the finished garment. Although this second arrangement advances the timing for inventory purchases and exposes us to additional risks before a garment is manufactured, we believe that it further increases our manufacturing flexibility and frequently provides us with a cost advantage over other production methods.

We transact business on an order-by-order basis without exclusive commitments or arrangements to purchase from any single vendor. We believe, however, that long term relationships with our vendors will help to ensure that adequate sources are available to produce a sufficient supply of goods in a timely manner and on satisfactory economic terms in the future.

By sourcing the bulk of our products outside the United States, we are subject to risks of doing business abroad. These risks include governmental restrictions, political or labor disturbances and foreign exchange rate fluctuations. In particular, we must continually monitor import requirements and transfer production as necessary to lessen the potential impact from increased tariffs or quota restrictions that may be periodically imposed.

We have from time to time experienced difficulty satisfying our raw material and finished goods requirements, and any similar future difficulties could adversely affect our business operations. Our three largest factory groups accounted for approximately 16% of our total global production for 2003. Another company produces substantially all of the zippers used in our products. In both instances, however, these companies have multiple factory locations, many of which are in different countries, which reduces the risk that unfavorable conditions at a single factory or location will have a material adverse effect on our business.

Sales and Distribution

Our products are sold to approximately 12,000 specialty and department store retailers throughout the world. Our strategy for continued growth is to focus on:

•	enhancing the productivity of existing retailers;

•	expanding distribution in international markets;

•	further developing the existing merchandise categories; and

•	increasing our penetration into the department store and specialty footwear channels.

The following table presents the net sales to unrelated entities and approximate percentages of net sales by geographic region for each of the last three years (dollars in millions):

	2003		2002		2001
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
United States	$596.8	62.7%	$557.5	68.3%	$551.3	70.7%
Canada	106.7	11.2	86.7	10.6	81.3	10.4
Europe	135.2	14.2	95.9	11.8	82.3	10.6
Other international (1)	113.1	11.9	76.2	9.3	64.7	8.3

Total	$951.8	100.0%	$816.3	100.0%	$779.6	100.0%

(1)	Includes direct sales in Japan, Korea and to third-party distributors in Europe and elsewhere.

See Note 16 of Notes to Consolidated Financial Statements for net sales, income before income tax, identifiable assets, interest expense, and depreciation and amortization by geographic segment.

North America

Approximately 39.7% of the retailers that offer our products worldwide are located in the United States and Canada. The sales in these two countries amounted to 73.9% of our total revenues for 2003. We work with over 30 independent sales agencies that in turn work with retail accounts varying in size from single specialty store operations to large chains made up of many stores in several locations.

Mountain Hardwear products are sold through 10 independent sales agencies that work with a variety of retail accounts that are primarily focused on smaller specialty outdoor and ski shops across the United States. Mountain Hardwear products are also sold through select specialty chain stores and catalog companies that feature high end outdoor equipment and apparel. In Canada, Mountain Hardwear products are sold through an independent distributor in Canada.

Our flagship store in Portland, Oregon is designed to create a distinctive “Columbia” environment, reinforcing the active and outdoor image of the Columbia brand. In addition, this store provides us with the ability to test new marketing and merchandising techniques. We also operate eight outlet stores in various locations throughout North America. These outlet stores are designed to sell excess and distressed inventory without adversely affecting our retail accounts.

We inspect, sort, pack and ship substantially all of our products sold to United States retailers from our Rivergate Distribution Center, which consists of approximately 850,000 square feet located in Portland, Oregon. This distribution center currently serves as the U.S. distribution center for all Columbia and Sorel-branded products.

In 2003 we began construction of an additional distribution center in Henderson County, Kentucky, which we will own and operate. This distribution center is expected to consist of approximately 450,000 square feet and we anticipate that the new facility will be operational in 2005. Although it will be constructed with a specific focus on footwear, the facility will be designed and engineered to support other product lines as well. The facility will improve proximity to major footwear customers and, we believe, will help facilitate reorders.

All Mountain Hardwear products sold to United States retailers are inspected, sorted, packed and shipped from the Richmond, California Distribution Center, which consists of approximately 58,000 square feet. Raw materials for domestic production of Mountain Hardwear products are also housed in this facility.

We handle Canadian distribution from a leased warehouse in Strathroy, Ontario. In some instances, we arrange to have products shipped directly from our independent manufacturers to customer-designated facilities.

Europe

We have European sales offices in France, Germany, and the United Kingdom, with our European headquarters office located in Zurich, Switzerland. We sell our products directly to approximately 5,200 retailers in Western European countries, including the United Kingdom, where we began direct sales in spring 2001. Our marketing and sales efforts, particularly in France, Germany, Spain, Italy and the United Kingdom, resulted in net direct sales of our products in Europe of $135.2 million in 2003.

We distribute our apparel and footwear products in direct markets in Europe through our newly constructed distribution center in Cambrai, France, which we own and operate. The new facility in Cambrai consists of approximately 269,000 square feet and began operating in January 2003.

Other International

We have distributed our products through independent distributors in Japan since the mid-1970s. In the fall of 1998, we began distributing our products directly in Japan, predominantly through retailers. We now sell our products primarily through a combination of retailers and wholesalers. We believe that our sales approach in Japan creates an opportunity for accelerated sales growth in this region when economic conditions improve. We distribute our products in Japan from a leased warehouse in Funibashi, near Tokyo. In 1997 we began selling our products directly in South Korea, principally through retailers. Korean distribution is conducted from a leased warehouse in Seoul.

In several other countries throughout the world, we sell our products to independent distributors. These distributors service retail customers in locations such as Australia, New Zealand, South America, Europe, Russia and China, among others. For 2003, shipments to Russia represented the largest segment of the international distributor business.

Intellectual Property

We own many trademarks, including “Columbia®,” “Columbia Sportswear Company®,” “Convert®,” “Sorel®,” “Bugaboo®,” “Bugabootoo®,” “Omni-Tech®,” “GRT®,” “Omni-Grip®,” “Columbia Interchange

System®,” “Tough Mother®,” “Mountain Hardwear®,” the Columbia diamond shaped logo, the Mountain Hardwear “nut” logo and the Sorel polar bear logo. Our trademarks, many of which are registered or subject to pending applications in the United States and other nations, are used on a variety of items of apparel, footwear, and other products. We believe that our trademarks are valuable, providing the consumer with an assurance that the product being purchased is of high quality and provides good value. We also place significant value on product designs (the overall appearance and image of our products) which, as much as trademarks, distinguish our products in the marketplace. In connection with the acquisition of the Sorel trademarks we acquired industrial designs and patents protecting some Sorel styles. With the acquisition of Mountain Hardwear, we acquired patents and other proprietary information relating to Mountain Hardwear products. We protect these proprietary rights and frequently take action to prevent counterfeit reproductions or other infringing activity. In the past we have successfully resolved conflicts over proprietary rights through legal action and negotiated settlements. As our market share expands in geographic scope and product categories, we anticipate intellectual property disputes will increase as well, making it more expensive and challenging to establish and protect our proprietary rights and to defend against claims of infringement by others.

Backlog

We typically receive the bulk of our orders for each of the fall and spring seasons at least three months prior to the date the products are shipped to customers. Generally, the orders are subject to cancellation prior to the date of shipment. At December 31, 2003, our order backlog was $400.9 million, compared to $331.5 million at December 31, 2002. For a variety of reasons, including the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders and the amount of in-season orders, backlog may not be a reliable measure of future sales for any succeeding period. For these reasons backlog figures in one year also may not be directly comparable to backlog figures in another year when measured at the same date.

Seasonality

Our business is affected by the general seasonal trends common to the outdoor apparel industry, with sales and profits being the highest in the third calendar quarter. Our products are marketed on a seasonal basis, with a product mix weighted substantially toward the fall season. The results of our operations in any period should not be considered indicative of the results to be expected for any future period. Our product sales are subject to substantial cyclical fluctuations and are affected by unseasonal weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on the Company’s business.

Competition

The active outerwear, sportswear and footwear segments of the apparel industry are highly competitive and we believe that this competition will increase. In addition, our licensees operate in very competitive markets (such as those for watches, leather outerwear, adventure travel bags and socks). We encounter substantial competition in the active outerwear and sportswear business from, among others, The North Face, Inc. (VF Corporation), Marmot Mountain Ltd., Woolrich Woolen Mills, Inc., The Timberland Company (“Timberland”), Patagonia Corporation, Helly-Hansen A/S, Burton and Pacific Trail (London Fog). In addition, we compete with major sport companies, such as Nike, Inc., adidas-Salomon AG and Reebok International Ltd., and with fashion-oriented competitors, such as Polo Ralph Lauren Corporation, Nautica Enterprises, Inc. (VF Corporation) and Tommy Hilfiger Corporation. Our footwear line competes with, among others, Timberland, Nike ACG, adidas-Salomon AG, Merrill, Carhartt, Wolverine, Teva and Kamik. Many of these companies have global operations and compete with us in Europe and Asia. In Europe we also face competition from brands such as Berghaus of the United Kingdom, Jack Wolfskin of Germany, La Fuma of France, as well as many other regional brands. In Asia our competition is from brands such as Mont-Bell and Patagonia among others. In many cases, our most significant competition comes from our own retail customers that manufacture and market clothing and footwear under their own labels. Some of our competitors are substantially larger and have greater financial, distribution, marketing and other resources than we do. We believe that the primary competitive factors in the market for activewear are price, brand name, functionality, durability and style and that our product offerings are well positioned within the market.

Mountain Hardwear equipment (tents and sleeping bags) compete directly with such companies as The North Face, Inc., Sierra Designs, Kelty (American Recreational Products), Marmot, Arctery’x (Salomon USA) and other smaller specialized brands worldwide.

Credit and Collection

We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. Some of our significant customers have experienced financial difficulties in the past, and future financial difficulties of our customers could have a material adverse effect on our business.

Government Regulation

Many of our imports are subject to existing or potential governmental duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States and other countries. In addition, these duties often represent a material portion of the cost of the merchandise. Although we diligently monitor these trade restrictions, the United States or other countries could impose new or adjusted quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on our business.

Employees

At December 31, 2003 we had 2,092 full-time employees. Of these employees, 1,119 were based in the United States, 141 in Canada, 184 in Europe and 648 in Asia.

Available Information

We make available free of charge on or through our web site at www.columbia.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the Securities and Exchange Commission.

Item 2.    PROPERTIES

Following is a summary of principal properties owned or leased by us.

Corporate Headquarters: Portland, Oregon (1 location) – owned Canadian Operation (1): Strathroy, Ontario (1 location) – leased	U.S. Distribution Facility: Portland, Oregon (1 location) – owned Europe Distribution Facility: Cambrai, France (1 location) – owned

(1)	Lease expires at the end of 2011.

Item 3.    LEGAL PROCEEDINGS

From time to time in our normal course of business we are a party to various legal claims, actions and complaints. Currently, we do not have any pending litigation that is material.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4(a).    EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The following table sets forth our executive officers and certain key employees.

Name	Age	Position
Gertrude Boyle	79	Chairman of the Board (1)

Timothy P. Boyle	54	President, Chief Executive Officer, Director (1)

Patrick D. Anderson	46	Vice President and Chief Operating Officer, Assistant Secretary (1)

Rick D. Carpenter	40	Vice President of Manufacturing and Operations (1)

Carl K. Davis	55	Vice President and General Counsel, Secretary (1)

Edward R. Howell	55	Global President of Sorel Division (1)

Robert G. Masin	55	Senior Vice President of Sales and Merchandising (1)

Grant D. Prentice	49	Vice President and General Manager – Outerwear Merchandising (1)

Bryan L. Timm	40	Vice President and Chief Financial Officer, Treasurer (1)

William J. Berta	51	General Manager – Footwear Merchandising

John B. Gilbert, Jr.	60	President of Mountain Hardwear, Inc.

David W. Robinson	52	General Manager – Hunting, Fishing and Accessories Merchandising

Mark J. Sandquist	44	General Manager – Sportswear Merchandising

(1)	These individuals are considered Executive Officers of Columbia Sportswear.

Gertrude Boyle has served as Chairman of the Board of Directors since 1983. Columbia was founded by her parents in 1938 and managed by her husband, Neal Boyle, from 1964 until his death in 1970. Mrs. Boyle also served as our President from 1970 to 1988. Mrs. Boyle is Timothy P. Boyle’s mother.

Timothy P. Boyle joined Columbia in 1971 as General Manager and has served as President and Chief Executive Officer since 1988. He has been a member of the Board of Directors since 1978. Mr. Boyle is also a member of the Board of Directors of Northwest Natural Gas and Widmer Brothers Brewing Company. Mr. Boyle is Gertrude Boyle’s son.

Patrick D. Anderson joined Columbia in June 1992 as Manager of Financial Reporting, became Corporate Controller in August 1993 and was appointed Chief Financial Officer in December 1996. In May 2001, Mr. Anderson was appointed Vice President of Finance and Administration as well as Assistant Secretary and served in this position until July 2002 when Mr. Anderson was named Vice President and Chief Operating Officer. From 1985 to 1992, Mr. Anderson was an accountant with Deloitte & Touche LLP.

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

Bryan L. Timm joined Columbia in June 1997 as Corporate Controller and was named Chief Financial Officer in July 2002. In 2003 Mr. Timm was named Vice President and Chief Financial Officer and Treasurer. From 1991 to 1997 Mr. Timm held various financial positions for Oregon Steel Mills and most recently as Divisional Controller for CF&I Steel, Oregon Steel Mills’ largest division. From 1986 to 1991, Mr. Timm was an accountant with KPMG LLP.

William J. Berta joined Columbia in November 1996 as Manager of U.S. Footwear Sales and in October 2000 was named General Manager of Sorel. In September 2001, Mr. Berta was named General Manager – Footwear for both Columbia and Sorel. Prior to joining Columbia, Mr. Berta served in various sales management roles for Wolverine Worldwide, Daisy Manufacturing, and Hi-Tech Sports.

John B. Gilbert, Jr. is the President and co-founder of Mountain Hardwear, Inc. established in 1993 and now a wholly owned subsidiary of Columbia. Prior to establishing Mountain Hardwear, Mr. Gilbert was the President of Sierra Designs from 1991 to 1993. From 1968 to 1988, Mr. Gilbert was the Vice President of Sales and Marketing and a member of the Board of Directors of The North Face, Inc.

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

Mark J. Sandquist joined Columbia in March 1995 as Senior Merchandiser of Men’s and Women’s Sportswear and in August 2000 was named General Manager – Sportswear Merchandising. Prior to joining Columbia, Mr. Sandquist held various managerial positions for Union Bay from 1985 to 1995.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is listed on the Nasdaq National Market and trades under the symbol “COLM.” At February 20, 2004, there were approximately 213 holders of record and approximately 14,000 beneficial shareholders.

Following are the quarterly high and low closing prices for our Common Stock for the years ended December 31, 2003 and 2002:

	HIGH	LOW
2003
First Quarter	$46.18	$32.80
Second Quarter	$52.70	$36.00
Third Quarter	$55.25	$46.93
Fourth Quarter	$59.28	$51.55

2002
First Quarter	$36.30	$29.90
Second Quarter	$39.88	$32.00
Third Quarter	$39.50	$28.79
Fourth Quarter	$47.55	$31.21

Since the completion of our initial public offering in April 1998, we have not declared any dividends. We anticipate that all of our earnings in the foreseeable future will be retained for the development and expansion of our business and, therefore, we have no current plans to pay cash dividends. Future dividend policy will depend on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. For various restrictions on our ability to pay dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of Notes to Consolidated Financial Statements.

Equity Compensation Plan Information

The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1997 Stock Incentive Plan	2,421,742	$28.67	542,947
1999 Employee Stock Purchase Plan	—	—	545,507
Equity compensation plans not approved by security holders	—	—	—

Total	2,421,742	$28.67	1,088,454

Item 6.    SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2003 have been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Accompanying Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$951,786	$816,319	$779,581	$614,825	$470,503
Cost of sales	511,101	437,782	422,430	334,689	259,609

Gross profit	440,685	378,537	357,151	280,136	210,894
Selling, general and administrative	252,307	216,085	209,503	183,755	150,829
Net licensing income	(1,811)	(1,223)	(533)	(12)	—

Income from operations	190,189	163,675	148,181	96,393	60,065
Interest (income) expense, net	(480)	(354)	2,568	4,238	4,822
Income tax expense	70,548	61,511	56,789	33,544	22,235

Net income	$120,121	$102,518	$88,824	$58,611	$33,008

Earnings per share (1):
Basic	$3.01	$2.60	$2.27	$1.52	$0.87
Diluted	2.96	2.56	2.23	1.48	0.86
Weighted average shares outstanding (1):
Basic	39,953	39,449	39,051	38,541	37,997
Diluted	40,591	40,063	39,840	39,608	38,412

	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital	$502,001	$361,628	$270,959	$191,612	$144,105
Inventories	126,808	94,862	114,889	105,288	86,465
Total assets	783,766	592,817	474,967	375,086	304,990
Long-term debt, net of current maturities	16,335	20,636	25,047	26,000	26,665
Shareholders’ equity	640,829	472,719	353,389	248,989	184,375

(1)	Earnings per share and weighted average shares outstanding have been restated to reflect the three-for-two stock split that was effective June 4, 2001.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our results of operations and liquidity and capital resources, including known trends and uncertainties identified by management, should be read in conjunction with the Consolidated Financial Statements and Accompanying Notes that appear elsewhere in this annual report.

All references to years relate to the calendar year ended December 31 of the particular year.

Overview

Since our initial public offering in 1998, our net sales have steadily increased from $427.3 million in 1998 to $951.8 million in 2003, which equates to a compound annual growth rate of 17.4% for this period. Although we cannot predict with certainty any results on a prospective basis, we remain optimistic that we will continue to benefit from global market opportunities for each of our key product categories. To capitalize on these opportunities, we are committed to our four-pronged growth strategy of enhancing the retail productivity of our customers, leveraging the Columbia brand in international markets, further developing our existing merchandise categories and selectively broadening our retail distribution. With our well developed sourcing and distribution infrastructure, coupled with a proven design and product development team, we believe that we are well positioned for future growth.

For the year ended December 31, 2003, we achieved sales growth in each of our product categories. For the first time in our history, annual sales from outerwear represented less than 50% of total sales, reflecting sales growth in our footwear and sportswear categories. Sales growth was also realized in each major geographical area in which we operate.

Our success during 2003 was largely the result of increased international sales, particularly in Europe and in our international distributor based markets. Our success internationally was enhanced by favorable foreign currency exchange rates in our direct markets as many foreign currencies strengthened in relation to the U.S. dollar.

Although changes in foreign currency exchange rates favorably affected our sales and earnings growth in 2003, we believe our intrinsic growth is the result of well developed products, exceptional sourcing capabilities and strategically focused promotional activities.

As part of our growth strategy to provide a head-to-toe product offering, we have expanded our product line from our traditional outerwear category to other products including sportswear and footwear. We continue to experience a shift in our sales product mix from our outerwear category to our footwear and sportswear product categories. Although sales growth has been achieved in all product categories, sales growth in the footwear and sportswear categories has outpaced outerwear sales growth. Due to the shift in our sales product mix, our gross margin has experienced some erosion because outerwear products typically sell at higher gross margins than other product offerings. During 2003, the erosion in margin due to the shift in sales product mix was offset by the favorable effect of foreign currency fluctuations. In 2004, we anticipate some margin contraction due to the continued shift in sales product mix, since we expect sales from footwear and sportswear to continue to grow faster than outerwear sales. For 2003, our footwear and sportswear product sales grew 35.1% and 27.0%, respectively, compared to 2002, which is attributable to our existing and improved product offerings and overall product acceptance by our customers both in the United States and abroad. The outerwear product category was also successful internationally, with sales growth in Europe, Canada and other international markets. In the United States, outerwear sales declined due to the relative maturity of the outerwear market domestically.

The challenges in the domestic outerwear market include changes in youth fashion trends. In 2005, our design emphasis will focus more intently on youth trends and the product line will have greater differentiation between boys and girls products, as well as greater clarification between products for young children and pre-teens. The updated youth outerwear line will offer new products at better value for the consumer, with input from our retailers to enhance the line.

We opened a European distribution center in Cambrai, France in 2003 to support our international growth. The distribution center operated effectively in each of our two major shipping seasons during its first year of operation. As a result of the growth of our footwear product category, and to reduce domestic shipping costs for our footwear products, we are constructing a new domestic distribution center in Kentucky that we expect to commence operations in 2005.

Results of Operations

Net income increased $17.6 million, or 17.2%, to $120.1 million for 2003 from $102.5 million for 2002. Fully diluted earnings per share increased $0.40 to $2.96 for 2003 from $2.56 for 2002. Net income increased $13.7 million, or 15.4%, to $102.5 million for 2002 from $88.8 million for 2001. Fully diluted earnings per share increased $0.33 to $2.56 for 2002 from $2.23 for 2001.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our consolidated statements of operations:

	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	53.7	53.6	54.2

Gross profit	46.3	46.4	45.8
Selling, general and administrative	26.5	26.5	26.9
Net licensing income	(0.2)	(0.2)	(0.1)

Income from operations	20.0	20.1	19.0
Interest (income) expense, net	(0.0)	(0.0)	0.3

Income before income tax	20.0	20.1	18.7
Income tax expense	7.4	7.5	7.3

Net income	12.6%	12.6%	11.4%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales:    Consolidated net sales increased 16.6% to $951.8 million in 2003 from $816.3 million in 2002. Our net sales growth was predominantly driven by the expansion of our international business, particularly our European business, followed by our other international and Canadian businesses.

Sales growth was attributable to an increase in unit sales volume across all geographic markets and product categories. Moreover, net sales growth was achieved in each of our product categories, in both dollars and unit volumes, led by sportswear and followed by footwear, outerwear, accessories and equipment.

In 2003, we continued to experience a shift in our sales product mix as sales of sportswear and footwear grew faster than outerwear and accessories. In 2002, outerwear represented 51.8% of net sales compared to 46.6% during 2003 while sportswear and footwear increased from 30.0% and 13.5% of net sales during 2002 to 32.7% and 15.6% of net sales during 2003, respectively. As a percentage of net sales, net sales from accessories decreased slightly from 4.7% of net sales in 2002 to 4.6% of net sales in 2003. With our acquisition of Mountain Hardwear, we have a new product category, equipment, which represented 0.5% of our 2003 net sales.

Net sales from outerwear increased $21.2 million, or 5.0%, to $443.7 million in 2003 from $422.5 million in 2002. Sales of outerwear decelerated in the United States due to the relative maturity of the outerwear product category. Our outerwear business was more successful internationally where we experienced sales growth in Europe, Canada and in our other international geographic locations. Net sales from sportswear increased $66.1 million, or 27.0%, to $311.3 million in 2003 from $245.2 million in 2002. Sportswear sales growth was achieved in all global markets in 2003, led by strong gains in the United States followed by Europe and other international markets. Net sales from footwear increased $38.6 million, or 35.1%, to $148.6 million in 2003 from $110.0 million in 2002. Footwear sales growth was achieved in each of our major markets, led by the United States and followed by Europe, other international markets and Canada. Net sales from accessories increased $4.9 million, or 12.7%, to $43.5 million in 2003 from $38.6 million in 2002. All major markets experienced strong accessory shipments during 2003. Net sales from equipment, a new product category resulting from our acquisition of Mountain Hardwear, represented $4.7 million of our total net sales during 2003. The equipment product category consists primarily of tents and sleeping bags.

Net sales in the United States increased $39.3 million, or 7.0%, to $596.8 million in 2003 from $557.5 million in 2002. Net sales growth in the United States constituted 4.8% of the 16.6% increase in consolidated net sales. Excluding Mountain Hardwear, domestic net sales increased 1.4%. The increase in domestic net sales was the result of increased sales from sportswear and footwear partially offset by decreases in the outerwear category.

Europe’s net sales increased $39.3 million, or 41.0%, to $135.2 million in 2003 from $95.9 million in 2002. Excluding changes in currency exchange rates, Europe’s net sales increased 18.5%. Europe’s net sales growth constituted 4.8% of the 16.6% increase in consolidated net sales. Sales growth was achieved across all product categories in Europe during 2003. Footwear led Europe’s sales growth followed by outerwear, sportswear and accessories.

Canada’s net sales increased $20.0 million, or 23.1%, to $106.7 million in 2003 from $86.7 million in 2002. Excluding changes in currency exchange rates, Canada’s net sales increased 9.6%. Canada’s net sales growth constituted 2.5% of the 16.6% increase in consolidated net sales. Net sales growth was achieved across all product categories led by footwear followed by sportswear, outerwear and accessories.

Net sales from other international geographies including Japan, Korea and our international distributors increased $36.9 million, or 48.4%, to $113.1 million in 2003 from $76.2 million in 2002. Excluding changes in currency exchange rates, other international sales increased 43.5%. Other international net sales growth constituted 4.5% of the 16.6% increase in consolidated net sales. Net sales growth was achieved across all product categories led by outerwear followed by sportswear, footwear and accessories.

Gross Profit:    Gross profit as a percentage of net sales decreased slightly to 46.3% in 2003 from 46.4% in 2002.

A shift in product mix from our traditional outerwear products to sportswear and footwear had an unfavorable impact on gross margin, but was offset by the effects of foreign currency fluctuations. In general, our outerwear products carry higher gross margins followed by our accessories, sportswear and footwear products. In 2002, outerwear sales represented 51.8% of net sales compared to 46.6% of 2003 net sales. Conversely, sportswear and footwear sales represented 30.0% and 13.5% of net sales in 2002 compared to 32.7% and 15.6% of net sales in 2003, respectively. In the future, we anticipate the shift in product sales mix will continue to exert pressure on our gross margins.

In 2002, our improved gross margins were largely attributable to favorable sourcing costs. Although we continue to benefit from our sourcing efforts, in relative terms, sourcing costs did not materially impact our gross margins in 2003.

The results of recording the Mountain Hardwear inventory at fair value in purchase accounting had an unfavorable impact on our gross margins of approximately 0.1 percentage point. Most of the inventory that Mountain Hardwear had on hand as of the acquisition date, March 31, 2003, was sold during 2003. Accordingly, the remaining mark to market adjustments will not have a material impact on our consolidated gross margin in the future.

Our gross margins may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of sales. Some companies such as ours, however, have chosen to include these expenses as a component of selling, general and administrative expense.

Selling, General and Administrative Expense:    Selling, general and administrative expense (“SG&A”) includes all costs associated with our design, marketing, distribution and corporate functions including depreciation and amortization. Our annual report for the year ended December 31, 2002 and prior years included net licensing income as an offset to SG&A expense. For the purposes of our annual report for the year ended December 31, 2003, net licensing income is presented as a separate line item in our consolidated statement of operations for each year presented.

SG&A increased $36.2 million, or 16.8%, to $252.3 million in 2003 from $216.1 million in 2002. Excluding changes in currency exchange rates, SG&A increased $26.0 million, or 12.0%. The 16.8% increase in SG&A expense was primarily the result of an increase in variable selling expenses, including commissions and advertising expense, and operating expenses to support the higher level of sales.

The increase in advertising expense was primarily the result of our key growth initiatives to enhance channel productivity through the expansion of in-store concept shops and brand enhancement systems. During 2003, we made significant investments installing these point-of-purchase displays at many of our retailers globally.

The increased selling expenses is also partially attributable to a promotional agreement we entered into with Jeep for the introduction of new limited-production “Columbia Edition” Jeep vehicles, to provide broad brand exposure for Columbia in the United States and Canada. Through the program, we received national media exposure expanding Columbia brand awareness.

The increase in general and administrative expenses was primarily due to increases in personnel related costs and depreciation expense. The increase in personnel costs was due to an expansion of our product offerings and to support the higher level of sales and anticipated sales growth. Depreciation and amortization totaled $23.1 million for 2003 compared to $18.7 million for 2002. The increase was primarily related to our European distribution center, which was placed in service in January 2003.

As a percentage of net sales, SG&A was 26.5% in each of 2003 and 2002. We expect that our initiatives to continue our global expansion and product category growth will result in 2004 SG&A expense being at a comparable level to 2003 in relative terms.

Net Licensing Income:    As our licensees have gained momentum in the market place with the sale of our branded products, our licensing arrangements have produced highly profitable income for the company. Although net licensing income is not a significant income driver as mentioned above, beginning in 2003 net licensing income was presented as a separate line item in our consolidated statement of operations for all years presented, whereas it historically had been presented as an offset to SG&A expense.

Net licensing income is derived from income that we earn through licensing our trademark across a range of categories that complement our current product offerings. At December 31, 2003, we had signed thirteen licensing agreements for products that include socks, bags, packs, leather outerwear, eyewear, watches and other accessories.

Net licensing income increased $0.6 million, or 50.0%, to $1.8 million in 2003 from $1.2 million in 2002.

Interest (Income) Expense, Net:    Interest income was $2.1 million in 2003 compared to $2.8 million for the comparable period in 2002. The decrease in interest income was due to the lower interest rate environment and the relative mix of taxable and tax-exempt investment securities compared to the same period in 2002.

Interest expense was $1.6 million in 2003 compared to $2.4 million for the comparable period in 2002. The decrease in interest expense was attributable to the repayment of short-term notes payable and long-term debt.

Income Tax Expense:    The provision for income taxes increased to $70.5 million in 2003 from $61.5 million in 2002. The reduction in the effective tax rate from 37.5% to 37.0% is primarily due to a reduction in accrued income taxes related to favorable outcomes of various federal, state and international income tax audits during the year.

In 2004, we anticipate further reductions in our effective tax rate due to several factors, including an increase in the relative mix of international and consolidated profitability, as our growth rates internationally exceed our domestic growth rates and reductions in our overall state income tax expense.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales:     Consolidated net sales increased 4.7% to $816.3 million in 2002 from $779.6 million for 2001. Our net sales growth was predominantly driven by the expansion of our international business, particularly in Europe, followed by our international distributor and Canadian businesses. The growth of our business in the United States has been slower than our international growth primarily due to the relative maturity of our outerwear product category and economic conditions in the United States coupled with the warm climate experienced in the United States during 2002. Increased unit sales volume was the primary reason for the increase in net sales across all geographic markets.

In particular, the increase in net sales in 2002 was primarily attributable to increased unit shipments of sportswear and outerwear and to a lesser degree increased unit shipments of footwear and accessories. Outerwear net sales increased 4.8% to $422.5 million in 2002 from $403.3 million for 2001. One of the key drivers for the increased net sales of outerwear was the expansion of our business and the acceptance of our products in international markets. To a lesser degree, the introduction of new product styles also contributed to increased sales of outerwear units. Sportswear net sales increased 5.3% to $245.2 million in 2002 from $232.9 million for 2001. Similar to our outerwear net sales growth, the increase in net sales of sportswear was largely attributable to an increase in unit shipments from the expansion of our business internationally. Footwear net sales increased 1.3% to $110.0 million in 2002 from $108.6 million for 2001. Although the shipment of footwear units increased in Europe and other international markets, the shipment of U.S. footwear units were off in 2002 due to a highly competitive retail market and difficult economic conditions in the U.S. as well as a transitional 2002 footwear product offering. Net sales of accessories increased 10.9% to $38.6 million in 2002 from $34.8 million in 2001 primarily as a result of increased unit shipments of hats and gloves.

Net sales in the United States increased 1.1% to $557.5 million in 2002 from $551.3 million for 2001. The $6.3 million increase in net sales was attributable to increased unit shipments of outerwear, sportswear and accessories partially offset by a decrease in footwear unit shipments.

European direct sales increased 16.5% to $95.9 million in 2002 from $82.3 million for 2001. The $13.6 million increase in net sales was attributable to increased unit shipments in all product categories. Outerwear led the increase in net sales growth followed by sportswear, footwear and accessories. The increase in European direct sales was primarily attributable to higher sales with existing customers coupled with an increase in the number of retailers we sell to in Europe.

Canadian sales increased 6.6% to $86.7 million in 2002 from $81.3 million for 2001. The $5.4 million increase in net sales was attributable to increased unit shipments in all product categories. Outerwear led the increase in net sales growth followed by footwear and accessories partially offset by a decrease in sportswear net sales.

Net other international sales, excluding Canadian and European direct sales, increased 17.8% to $76.2 million in 2002 from $64.7 million for 2001. The $11.5 million increase in net sales was attributable to increased unit shipments in all product categories, led by outerwear and followed by sportswear, footwear and accessories.

Excluding the effects of exchange rates, Canadian sales increased 8.1%, European direct sales increased 12.4% and net other international sales, excluding Canadian sales and European direct sales, increased 18.9% in 2002 compared to 2001.

Gross Profit:    Gross profit as a percentage of net sales was 46.4% in 2002 compared to 45.8% for 2001, an improvement of 0.6 percentage points. After adjusting our gross margin for the effects of the weaker Euro/U.S. dollar and Canadian dollar/U.S. dollar currency hedge rates in 2002 compared to 2001, our gross margin improvement for 2002 was approximately 1.1 percentage points. Foreign currency hedge rates had an unfavorable effect on our gross margins of approximately 0.5 percentage points. This decrease was more than offset by favorable sourcing costs, which was the primary factor driving the improved gross margin for 2002. To a lesser degree, effective inventory management and favorable weather conditions in the northeastern U.S. allowed for the timely shipping of full-priced fall products and improved margins on off-price selling activities.

Selling, General and Administrative Expense:    SG&A expense increased to $216.1 million in 2002 from $209.5 million for 2001. The 3.2% increase in SG&A expense was primarily the result of an increase in variable selling and operating expenses to support the higher level of sales. More specifically, variable selling expenses, including commissions and advertising expense, increased due to the increase in net sales in 2002. The increase in these variable selling expenses was more than offset by reductions in discretionary marketing programs, resulting in a decrease in total selling expenses for 2002. An increase in general and administrative expenses more than offset the decrease in total selling expenses due to increased personnel and depreciation expense. The increase in personnel expenses was due to an expansion of the Company’s product offerings and to support the higher level of sales. The increase in depreciation expense was attributable to expanding the capacity of our U.S. distribution center and moving our corporate headquarters to a larger facility capable of handling our growth.

As a percentage of sales, SG&A expense decreased to 26.5% in 2002 from 26.9% for 2001. The decrease as a percentage of sales was primarily the result of continued operating efficiencies from global infrastructure investments and effective cost control measures, which enabled us to leverage several SG&A expenses including commissions, discretionary marketing programs, and personnel related costs.

Net Licensing Income:    Net licensing income increased $0.7 million, or 140.0%, to $1.2 million in 2002 from $0.5 million in 2001. The increase in net licensing income was due to an increase in the sale of packs, belts and personal leather goods and other newly added licensed products, including watches and leather outerwear.

Interest (Income) Expense, Net:    Interest income was $2.8 million in 2002 compared to $1.7 million for 2001 and interest expense was $2.4 million in 2002 compared to $4.3 million for 2001. These changes for 2002 were attributable to an increase in cash compared to 2001 and repayments of short-term notes payable.

Income Tax Expense:    The provision for income taxes increased to $61.5 million in 2002 from $56.8 million in 2001. The effective tax rate was 37.5% for 2002 and 39.0% for 2001. The reduction in the 2002 effective tax rate was due to several factors, including the relative mix of international and domestic profitability and, to a lesser degree, the utilization of foreign tax credits.

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and the continued growth of the business. We financed our operations for the year ended December 31, 2003 primarily through cash provided by operating activities. At December 31, 2003, we had total cash and cash equivalents of $264.6 million compared to $194.7 million at December 31, 2002. Cash provided by operating activities was $121.1 million for 2003 compared to $168.6 million in 2002. The decrease in cash provided by operating activities was largely due to an increase in inventories to support higher sales levels for spring 2004, and an increase in accounts receivable due to increased sales in the latter part of 2003 and appreciation in foreign currency exchange rates of the Euro and Canadian dollar against the U.S. dollar. The increase in net income partially offset the increases in inventory and accounts receivable.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash used in investing activities was $46.9 million in 2003 and $38.0 million for the comparable period in 2002. In 2003, our investing activities included $29.9 million for the acquisition of Mountain Hardwear, net of cash acquired, and $17.1 million for capital expenditures including approximately $10.4 million related to the initial phase of construction of a distribution center in Henderson County, Kentucky.

Cash used in financing activities was $5.3 million in 2003 and $15.1 million for the comparable period in 2002. In 2003, net cash used in financing activities was primarily for the net repayment of notes payable of $9.9 million, the repayment of Mountain Hardwear’s debt of $6.4 million, and the repayment of the Company’s long-term debt of $4.5 million, partially offset by proceeds from the sale of stock under employee stock plans of $16.1 million. In 2002, net cash used in financing activities was primarily due to net repayment of borrowings on short-term notes payable of $16.9 million and net repayment of $5.1 million on long-term debt, offset by proceeds from the sale of stock under employee stock plans of $6.9 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $30 million to $75 million, of which $5 million to $50 million is committed. As of December 31, 2003, no domestic balance was outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $88.8 million at December 31, 2003. There were no balances outstanding under these lines of credit at December 31, 2003.

Additionally, we maintain unsecured and uncommitted lines of credit with a combined limit of $250 million at December 31, 2003, available for issuing letters of credit. At December 31, 2003, the balance outstanding under these letters of credit was $110.1 million.

As we continue our investment in global infrastructure to support our growth, we anticipate that capital expenditures for 2004 will total approximately $45 million, consisting of maintenance capital requirements and information technology and distribution projects. In 2003, we broke ground on the construction of a distribution center in Henderson County, Kentucky primarily for the purpose of distributing footwear products. This distribution center is expected to consist of approximately 450,000 square feet, cost an estimated $40 million to construct, and begin shipping products in 2005. As of December 31, 2003, capital expenditures for the Kentucky distribution center totaled approximately $10.4 million.

Although the Kentucky distribution center will be constructed primarily to support our footwear products, it will be designed and engineered to support other product lines as well. The facility will improve our proximity to major footwear customers and, we believe, will facilitate reorders. We expect to fund these capital expenditures with existing cash and cash provided by operations. If the need arises for additional expenditures, we may need to seek additional funding. Our ability to obtain additional credit facilities will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. We do not assure you that financing will be available on terms that are acceptable or favorable to us, if at all.

Our operations are affected by seasonal trends typical in the outdoor apparel industry, and have historically resulted in higher sales and profits in the third calendar quarter. This pattern has resulted primarily from the timing of shipments to wholesale customers for the fall outerwear season. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and existing short-term borrowing arrangements.

The following table presents our estimated contractual commitments (in thousands):

	Year ending December 31,
	2004	2005	2006	2007	2008	Thereafter	Total
Debt repayments	$4,596	$4,596	$4,596	$3,572	$3,571	$—	$20,931
Operating leases (1):
Non-related parties	3,036	1,927	1,487	1,101	687	429	8,667
Related parties	449	449	449	449	449	1,347	3,592

(1)	These operating lease commitments are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks from fluctuations of foreign currency exchange rates and interest rates as a result of our international sales, production and funding requirements. Our policy is to use financial instruments to reduce market risk where internal netting and other strategies cannot be effectively employed. Foreign currency and interest rate transactions are used only to the extent considered necessary to meet our objectives. We do not enter into foreign currency or interest rate transactions for speculative purposes.

Our foreign currency risk management objective is to protect cash flows resulting from production purchases, intercompany transactions and other costs from exchange rate movements. We manage this risk by using forward exchange contracts and purchased options to hedge various firm as well as anticipated commitments and the related receivables and payables, including third party or intercompany transactions. Anticipated, but not yet firmly committed, transactions that we hedge carry a high level of certainty and are expected to be recognized within one year. We use cross-currency swaps to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in the Euro, Japanese yen and Canadian dollars.

The fair value of our hedging contracts was unfavorable by $2.8 million at December 31, 2003 and December 31, 2002. A 10% change in the Euro, Japanese yen and Canadian dollar exchange rates would have resulted in the fair value fluctuating approximately $7.0 million at December 31, 2003 and $8.1 million at December 31, 2002. Changes in fair value, resulting from foreign exchange rate fluctuations, would be substantially offset by the change in value of the underlying hedged transactions.

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have no exposure due to interest rate changes on our $16.3 million and $20.6 million of long-term debt as of December 31, 2003 and 2002, respectively. We do, however, have cash flow exposure on our committed and uncommitted bank lines of credit because interest on those lines floats and is based on LIBOR and other interest rate indices.

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

Management and our independent auditors regularly discuss with our audit committee each of our critical accounting estimates and the development and selection of these accounting estimates and the disclosure about each estimate in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These discussions typically occur at our quarterly audit committee meetings and include the basis and methodology used in developing and selecting these estimates; the trends in and amounts of these estimates; specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.

Revenue Recognition

We record wholesale and licensed product revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title generally passes upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale.

In some countries outside of the U.S., predominantly where we sell directly in Western Europe, precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based on historical and expected delivery times by geographic location. We periodically test the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to four days. To date, we have found these estimates to be materially accurate.

Upon shipment, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims that have ranged from approximately one to two percent of sales. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims were significantly greater or lower than the reserves that had been established, we would record a reduction or increase to net revenues in the period in which we made such a determination.

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates for the uncollectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and we make judgments about the credit worthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, current economic trends, and changes in customer payment terms. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance could be required. If we determine a smaller or larger allowance is appropriate, we would record a credit or a charge to SG&A expense in the period in which we made the determination.

Inventory Obsolescence and Product Warranty

We make ongoing estimates of potential future excess, close-out or slow moving inventory and product warranty costs. We identify our excess inventory, a component of which is planned, and evaluate our purchase commitments, sales forecasts, and historical experience and make provisions as necessary to properly reflect inventory value. When evaluating our reserve for warranty costs, we consider our historical returns rates by season, product mix, current economic trends, and the historical cost to repair, replace, or refund the original sale. If we determine smaller or larger reserves were appropriate, we would record a credit or a charge to cost of sales in the period we made the determination.

Income Taxes

We record valuation allowances against our deferred tax assets, when necessary, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” We make ongoing estimates in determining the valuation allowance for the net deferred tax asset in order to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we have different judgments or use different estimates in the future, these differences may affect the valuation allowance and, accordingly, income in the period we made the determination.

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated effective rate. As the calendar year progresses, we periodically refine our estimate based on actual events and earnings by jurisdiction during the year. This ongoing estimation process can result in changes to our expected effective tax rate for the full calendar year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual effective tax rate.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts and hedging transactions executed or modified after June 30, 2003. The adoption of this statement has not had a material effect on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement has not had a material effect on our financial position, results of operations or cash flows.

Forward Looking Statements

This Annual Report, including Item 1 of Part I and Items 7 and 7(a) of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding:

•	potential sales growth in domestic and international markets;

•	sales growth in merchandise categories;

•	increased sales to department stores and footwear specialty shops;

•	implementation and performance of new management information systems and distribution facilities;

•	access to raw materials and factory capacity; and

•	financing and working capital requirements and resources.

These forward-looking statements, and others we make from time to time, are subject to many risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described below under the heading “Factors That May Affect Our Business and the Price of Our Common Stock.” Risk factors that may affect our business and liquidity, future financing and working capital requirements and availability include:

•	international risks, including trade disruptions, political instability in foreign markets, exchange rate fluctuations, and changes in quotas and tariffs or other duties;

•	unfavorable economic conditions generally and weakness in consumer confidence;

•	the financial health of our customers;

•	our ability to fully and cost-effectively integrate Mountain Hardwear into our existing operations;

•	our ability to effectively deliver products to customers in a timely manner despite potential service interruptions;

•	effects of unseasonable weather (including, for example, warm weather in the winter and cold weather in the spring, each of which affects demand for our products);

•	our reliance on product acceptance by consumers;

•	our dependence on independent manufacturers and suppliers;

•	the effectiveness of our sales and marketing efforts;

•	intense competition in the industry (which we expect to increase);

•	our ability to achieve and manage growth effectively;

•	business disruptions and costs arising from disease outbreak, acts of terrorism, or military activities around the globe;

•	our ability to effectively implement and expand our distribution facilities;

•	the availability of labor, raw materials and other resources on favorable terms; and

•	our ability to establish and protect our intellectual property.

We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Factors That May Affect Our Business and the Price of Our Common Stock

Our Business is Affected by Weather Conditions

Our business is adversely affected by unseasonal weather conditions. Sales of our outerwear and cold weather footwear are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of such products. For example, in prior years we believe unseasonably warm weather in the United States caused customers to delay, and in some cases reduce or cancel, orders for our outerwear, which had an adverse effect on our net sales and profitability. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring could have a material adverse effect on our results of operations and financial condition.

Our Sales and Earnings May be Adversely Affected by an Economic Downturn or Economic Uncertainty

Sales of our products are subject to substantial cyclical fluctuation. Consumer demand for our apparel and footwear, or our licensed products, may not reach our growth targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and Europe. Continuing weakness in the Japanese economy, for example, has limited growth opportunities in recent years, and a slower economy in the United States in 2002 and 2003 has created additional uncertainties for our customers and our business. In addition, continued volatility in the global oil markets has resulted in rising fuel prices, which many shipping companies are passing on to their customers. Our shipping costs have continued to increase over the past several years, and we expect these increases to continue. Because we price our products to our customers in advance, we may not be able to pass these increased costs on to our customers. Our sensitivity to economic cyclicality and any related fluctuation in consumer demand and rising shipping costs could have a material adverse effect on our results of operations and financial condition.

Our International Operations Involve Many Risks

We are subject to many risks generally associated with doing business abroad, including foreign governmental regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts and U.S. military operations abroad have increased the risks of doing business abroad. These factors, among others, could affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be materially and adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. The countries in which our products are produced or sold may adjust or impose new quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on us. We produce a significant portion of our products in China and Vietnam, and therefore adverse conditions in either country or adverse changes in that country’s trading status with the United States or with other sales markets could have a material adverse effect on our results of operations and financial condition.

We Are Affected by the Financial Health of Retailers

We extend credit to our customers based on an assessment of a customer’s financial circumstances, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant customers have experienced financial difficulties in the past, which in turn have had an adverse effect on our business, and we believe that retailers are being more cautious than usual with orders as a result of weakness in the retail economy. A slowing economy in our key markets could have an adverse effect on the financial health of our customers, which could in turn have a material adverse effect on our results of operations and financial condition.

We Operate in Very Competitive Markets

The markets for outerwear, sportswear, rugged footwear, tents and sleeping bags are highly competitive, as are the markets for our licensed products. In each of our geographic markets, we face significant competition from global and regional branded apparel and footwear companies. In many instances, retailers who are our customers pose our most significant competitive threat by marketing apparel, footwear and equipment under their own labels. We also compete with other companies for the production capacity of independent manufacturers that produce our products and for import quota capacity. Many of our competitors are significantly larger and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their products than we have. Increased competition could result in reductions in display areas in retail locations, reductions in sales or reductions in prices of our products, any of which could have a material adverse effect on our results of operations and financial condition.

We Face Risks Associated with Consumer Preferences and Fashion Trends

Changes in consumer preferences or consumer interest in outdoor activities could have a material adverse effect on our business. In addition, although we believe that our products have not been significantly affected by past fashion trends, changes in fashion trends could have a greater impact as we expand our offerings to include more product categories in more geographic areas. Also, we face risks because our business requires us to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk through early order commitments by retailers, we must generally place production orders with manufacturers before we have received all of a season’s orders. If we fail to anticipate accurately and respond to consumer preferences, we could experience lower sales, excess inventories and lower profit margins, any of which could have a material adverse effect on our results of operations and financial condition.

Our Success Depends on Our Use of Proprietary Rights

Our registered and common law trademarks have significant value and are important to our ability to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. From time to time, we discover products that are counterfeit reproductions of our products or design “knock offs.” If we are unsuccessful in challenging a party’s products on the basis of trademark or design infringement, continued sales of these products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. Additionally, in markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to challenge successfully use of those rights by other parties. Although we have not been materially inhibited from selling products in connection with trademark and trade dress disputes, as we extend our brand into new product categories and new product lines and expand the geographic scope of our marketing, we could become subject to litigation based on allegations of the infringement of intellectual property rights of third parties. Future litigation also may be necessary to defend us against such claims or to enforce and protect our intellectual property rights. Any intellectual property litigation could be costly and could cause diversion of management’s attention from the operation of our business. Adverse determinations in any litigation could result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. Any intellectual property litigation could have a material adverse effect on our results of operations and financial condition.

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

We have begun construction of a new distribution center in Henderson County, Kentucky, which we will own and operate. We anticipate that the new facility will be operational in 2005. Our ability to complete a new facility is subject to a number of risks and uncertainties, including our ability to construct and integrate a new facility with existing operations in a timely manner, the availability of labor, raw materials and other inputs on anticipated terms and our ability to obtain any necessary governmental approvals.

We May Not Be Able to Implement Our Growth Strategy or Manage Growth Successfully

We face many challenges in implementing our growth strategies. For example, our expansion into international markets involves countries where we have little sales or distribution experience and where our brand is not yet widely known. Expanding our product categories involves, among other things, gaining experience with new products, gaining consumer acceptance, and establishing and protecting intellectual property rights. Increasing sales to department stores, and improving the sales productivity of our customers, will each depend on various factors, including strength of our brand name, competitive conditions, our ability to manage increased sales and future expansion, the availability of desirable locations and the negotiation of terms with retailers. Future terms with customers may be less favorable to us than those under which we now operate. Large retailers in particular increasingly seek to transfer various costs of business to their vendors, such as the cost of lost profits from product price markdowns. To implement our business strategy, we need to manage growth effectively. We need to continue to change various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Growth could place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. For example, in recent years, we have undertaken a number of new initiatives that require significant management attention and corporate resources, including the development or expansion of distribution facilities on two continents, the acquisition, rejuvenation and extension of the Sorel brand, and the acquisition and integration of Mountain Hardwear, Inc. This growth involves many risks and uncertainties and, if we are unable to manage them effectively, we may not achieve our objectives, which could have a material adverse effect on our results of operations and financial condition.

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

Labor Disruptions at Ports May Adversely Affect Our Business

Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide, particularly in the western United States. Labor disputes at various ports, such as those experienced at western U.S. ports in 2002, create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak importing seasons, and could have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.

We Depend on Independent Manufacturers to Make Our Products and Meet Customer Expectations

Our products are produced by independent manufacturers worldwide. We do not operate or own any production facilities. Although we enter into a number of purchase order commitments each season, we do not have long-term contracts with some manufacturers. We therefore face risks that manufacturing operations will fail to perform as expected or that our competitors will gain production or quota capacities that we need for our business. If a manufacturer fails to ship orders in a timely manner or to meet our standards, we could miss delivery requirements, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our business. In an effort to ensure that our independent manufacturers operate with safe, ethical and humane working conditions, we regularly monitor factories and we enforce our requirements that each manufacturer agree to comply with our Standards of Manufacturing Practices and applicable laws and regulations, but we do not control these vendors or their labor practices. If a manufacturer violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, it could have a material adverse effect on our results of operations and financial condition.

We Depend on Key Suppliers for Some Specialty Fabrics

Some of the materials that we use may be available, in the short-term, from only one source or a very limited number of sources. For example, some specialty fabrics are manufactured to our specification by one source or a few sources. From time to time, we have experienced difficulty satisfying our raw material and finished goods requirements. Although we believe that we could identify and qualify additional factories to produce these materials, the unavailability of some existing manufacturers for supply of these materials could have a material adverse effect on our results of operations and financial condition.

Our Advance Purchases of Products May Result in Excess Inventories

To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place orders for our products with manufacturers prior to receiving all of our customers’ orders and maintain an inventory of various products that we anticipate will be in greater demand. We may not be able to sell the products we have ordered from manufacturers or that we have in our inventory. Customers are allowed to cancel an order prior to shipment with sufficient advance notice. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have a material adverse effect on our results of operations and financial condition.

We Depend on Key Personnel

Our future success will depend in part on the continued service of key personnel, particularly Timothy Boyle, our President and Chief Executive Officer, and Gertrude Boyle, our Chairman and widely recognized advertising spokesperson. Our future success will also depend on our ability to attract and retain key managers, designers, sales people and others. We face intense competition for such individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors in and around Portland, Oregon (including Nike and adidas-Salomon). We may not be able to attract or retain these employees, and our failure to do so could have a material adverse effect on our results of operations and financial condition.

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

We Face Risks of Product Liability and Warranty Claims

Our products are used in outdoor activities, sometimes in severe conditions. Although we have not experienced any significant expense as the result of product recalls or product liability claims, recalls or these types of claims could occur in the future and have a material adverse effect on our business. Some of our outerwear and Sorel products carry limited warranties for defects in quality and workmanship. We maintain a warranty reserve for future warranty claims, but the actual costs of servicing future warranty claims could exceed the reserve and have a material adverse effect on our results of operations and financial condition.

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

Insiders Control a Majority of Our Common Stock and Could Sell Shares

Timothy Boyle, Gertrude Boyle and Sarah Bany (Gertrude Boyle’s daughter and a member of our Board of Directors), beneficially own a majority of our common stock. As a result, if acting together, they are able to effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these three insiders are available for resale, subject to the requirements of, and the rules under the Securities Act of 1933. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders of Columbia Sportswear Company:

We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents, fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 3, 2004

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$264,585	$194,670
Accounts receivable, net (Note 2)	206,024	154,099
Inventories, net (Note 4)	126,808	94,862
Deferred tax asset (Note 10)	17,442	10,840
Prepaid expenses and other current assets	6,028	6,006

Total current assets	620,887	460,477

Property, plant, and equipment, net (Note 5)	126,247	124,515
Intangibles and other assets (Note 2)	24,475	7,825
Goodwill (Note 2)	12,157	—

Total assets	$783,766	$592,817

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Notes payable (Note 6)	$—	$9,835
Accounts payable	62,432	49,370
Accrued liabilities (Note 7)	43,789	35,146
Income taxes payable	8,069	—
Current portion of long-term debt (Note 8)	4,596	4,498

Total current liabilities	118,886	98,849

Long-term debt (Note 8)	16,335	20,636
Deferred tax liability (Note 10)	7,716	613

Total liabilities	142,937	120,098

Commitments and contingencies (Note 12)

Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 40,253 and 39,737 issued and outstanding (Note 9)	182,188	159,996
Retained earnings	435,364	315,243
Accumulated other comprehensive income (loss) (Note 15)	23,277	(1,156)
Unearned portion of restricted stock issued for future services (Note 14)	—	(1,364)

Total shareholders’ equity	640,829	472,719

Total liabilities and shareholders’ equity	$783,766	$592,817

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Net sales	$951,786	$816,319	$779,581
Cost of sales	511,101	437,782	422,430

Gross profit	440,685	378,537	357,151

Selling, general, and administrative	252,307	216,085	209,503
Net licensing income	(1,811)	(1,223)	(533)

Income from operations	190,189	163,675	148,181
Interest income	(2,107)	(2,790)	(1,712)
Interest expense	1,627	2,436	4,280

Income before income tax	190,669	164,029	145,613
Income tax expense (Note 10)	70,548	61,511	56,789

Net income	$120,121	$102,518	$88,824

Earnings per share:
Basic	$3.01	$2.60	$2.27
Diluted	2.96	2.56	2.23
Weighted average shares outstanding (Note 14):
Basic	39,953	39,449	39,051
Diluted	40,591	40,063	39,840

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash provided by (used in) operating activities:
Net income	$120,121	$102,518	$88,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,065	18,685	16,741
Amortization of unearned compensation	—	682	682
Loss on disposal of property, plant, and equipment	268	165	140
Deferred income tax provision	(4,002)	2,895	(2,075)
Tax benefit from employee stock plans	7,455	2,749	7,514
Changes in operating assets and liabilities:
Accounts receivable	(30,825)	6,517	(29,379)
Inventories	(16,635)	23,001	(11,738)
Prepaid expenses and other current assets	439	(2,075)	1,718
Intangibles and other assets	(279)	(184)	127
Accounts payable	7,726	11,919	(9,754)
Accrued liabilities	13,766	1,679	5,476

Net cash provided by operating activities	121,099	168,551	68,276

Cash provided by (used in) investing activities:
Mountain Hardwear net assets acquired, net of cash	(29,865)	—	—
Capital expenditures	(17,118)	(38,023)	(39,727)
Proceeds from sale of property, plant, and equipment	103	52	64

Net cash used in investing activities	(46,880)	(37,971)	(39,663)

Cash provided by (used in) financing activities:
Proceeds from notes payable	7,858	5,125	158,442
Repayments on notes payable	(17,804)	(22,017)	(155,069)
Repayment of Mountain Hardwear debt	(6,413)	—	—
Issuance of long-term debt	—	—	4,511
Repayment on long-term debt	(4,504)	(5,088)	(663)
Proceeds from issuance of common stock	16,072	6,924	8,223
Repurchase of unvested common stock	(498)	—	—

Net cash provided by (used in) financing activities	(5,289)	(15,056)	15,444

Net effect of exchange rate changes on cash	985	64	(439)

Net increase in cash and cash equivalents	69,915	115,588	43,618
Cash and cash equivalents, beginning of year	194,670	79,082	35,464

Cash and cash equivalents, end of year	$264,585	$194,670	$79,082

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$1,658	$2,407	$3,503
Cash paid during the year for income taxes	57,284	56,569	49,300

Supplemental disclosures of non-cash financing activities:
Assumption of Mountain Hardwear debt	$6,413	$—	$—

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Portion of Restricted Stock Issued For Future Services	Comprehensive Income	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2001	38,564	$133,736	$123,901	$(5,920)	$(2,728)		$248,989
Components of comprehensive income:
Net income			88,824			$88,824	88,824
Foreign currency translation adjustment				(1,646)		(1,646)	(1,646)
Unrealized holding gain on derivative transactions, net				803		803	803

Comprehensive income						$87,981

Exercise of employee stock options	670	7,193					7,193
Tax benefit from stock plans		7,514					7,514
Employee stock purchase program	49	1,030					1,030
Amortization of unearned compensation					682		682

BALANCE, DECEMBER 31, 2001	39,283	149,473	212,725	(6,763)	(2,046)		353,389
Components of comprehensive income:
Net income			102,518			$102,518	102,518
Foreign currency translation adjustment				7,822		7,822	7,822
Unrealized holding loss on derivative transactions, net				(2,215)		(2,215)	(2,215)

Comprehensive income						$108,125

Exercise of employee stock options	411	5,695					5,695
Tax benefit from stock plans		2,749					2,749
Employee stock purchase program	43	1,229					1,229
Tax benefit from underwriting costs		850					850
Amortization of unearned compensation					682		682

BALANCE, DECEMBER 31, 2002	39,737	159,996	315,243	(1,156)	(1,364)		472,719
Components of comprehensive income:
Net income			120,121			$120,121	120,121
Foreign currency translation adjustment				24,535		24,535	24,535
Unrealized holding loss on derivative transactions, net				(102)		(102)	(102)

Comprehensive income						$144,554

Exercise of employee stock options	711	14,595					14,595
Tax benefit from stock plans		7,455					7,455
Employee stock purchase program	40	1,477					1,477
Repurchase of unvested shares	(235)	(1,335)			1,364		29

BALANCE, DECEMBER 31, 2003	40,253	$182,188	$435,364	$23,277	$—		$640,829

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

Beginning this year, net licensing income was presented as a separate line item in the Company’s consolidated statement of operations for all years presented. Net licensing income has historically been presented as an offset to selling, general and administrative expense (“SG&A”).

Dependence on key suppliers:

The Company’s products are produced by independent manufacturers worldwide. For 2003 the Company sourced approximately 98% (by dollar volume) of its products outside the United States, principally in the Far East. The Company’s three largest factory groups accounted for approximately 16% of the Company’s total global production for 2003 and another company produced substantially all of the zippers used in the Company’s products. From time to time, the Company has experienced difficulty satisfying its raw material and finished goods requirements. Although the Company believes that it could identify and qualify additional factories to produce these materials, the unavailability of some existing manufacturers for supply of these materials could have a material adverse affect on the Company.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents:

Cash and cash equivalents are stated at cost and include investments with maturities of three months or less at the date of acquisition. At December 31, 2003 and 2002, cash and cash equivalents included $264,585,000 and $194,670,000 of investments, respectively, primarily comprised of investment grade asset-backed debt obligations, municipal tax-exempt securities, preferred auction rate securities and money market funds.

Accounts receivable:

Accounts receivable have been reduced by an allowance for doubtful accounts, which was $8,852,000 and $9,341,000 at December 31, 2003 and 2002, respectively. The provision for bad debt expense was $2,325,000, $3,704,000 and $3,531,000 in 2003, 2002, and 2001, respectively. The charges to the reserve were $2,814,000, $2,379,000 and $1,341,000 in 2003, 2002 and 2001, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories:

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventories for excess, close-out or slow moving items and makes provisions as necessary to properly reflect inventory value.

Property, plant, and equipment:

Property, plant, and equipment are stated at cost. Depreciation of buildings, machinery and equipment, furniture and fixtures and amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets. The principal estimated useful lives are: buildings, 30 years; machinery and equipment, 3-10 years; and furniture and fixtures, 5-15 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the remaining term of the underlying lease.

The interest-carrying costs of capital assets under construction are capitalized based on the Company’s weighted average borrowing rates. Capitalized interest was $226,000, $1,000,000 and $792,000 in 2003, 2002 and 2001, respectively.

Intangible assets:

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. In accordance with SFAS No. 142, certain intangible assets with indefinite useful lives are no longer being amortized and are periodically evaluated for impairment. Certain intangible assets that are determined to have finite lives continue to be amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	December 31, 2003		December 31, 2002
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,200	$(63)	$—	$—

Intangible assets not subject to amortization:
Trademarks and trade names	$21,971		$6,971
Goodwill	12,157		—

	$34,128		$6,971

The increase in intangible assets from December 31, 2002 to December 31, 2003 is solely due to the Mountain Hardwear acquisition (Note 3). Amortization expense for intangible assets subject to amortization is estimated to be $84,000 in each of 2004, 2005, 2006, 2007 and 2008.

Impairment of long-lived and intangible assets:

In accordance with SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but instead are measured for impairment at least annually or when events indicate that an impairment exists. The Company reviews and tests its goodwill and intangible assets for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Determination of fair value is based on estimated discounted future cash flows resulting from the use

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the asset. The Company compares the estimated fair value of goodwill and intangible assets to the carrying value. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value over the estimated fair value. The estimates of fair value in goodwill and indefinite-lived intangible asset tests are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, and other operating performance measures. These assumptions and estimates may change in the future due to changes in economic conditions, in the Company’s ability to meet sales and profitability objectives, or changes in the Company’s business operations or strategic direction.

Long lived and intangible assets that are determined to have finite lives will continue to be amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. Any impairment charge would be classified as a component of selling, general, and administrative expense.

The Company has determined that its long-lived assets as of December 31, 2003 and 2002 are not impaired.

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

In certain countries outside of the U.S., precise information regarding the date of receipt by the customer is not readily available. In these cases, the Company estimates the date of receipt by the customer based on historical and expected delivery times by geographic location.

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

Cost of sales:

The expenses that are included in cost of sales include all direct product and conversion-related costs, and costs related to shipping, duties and importation. Product warranty costs and specific provisions for excess, close-out or slow moving inventory are also included in cost of sales.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selling, general and administrative expense:

Selling, general and administrative expense consists of commissions, advertising, other selling costs, personnel related costs, planning, receiving finished goods, warehousing, depreciation and other general operating expenses.

Shipping and handling costs:

Shipping and handling fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as cost of sales. Inventory planning, receiving and handling costs are recorded as a component of selling, general, and administrative expenses. Handling costs were $22,461,000, $16,798,000 and $16,341,000 for the years ended 2003, 2002 and 2001, respectively. Inventory planning and receiving costs were $11,073,000, $9,979,000 and $8,781,000 for the years ended 2003, 2002 and 2001, respectively.

Foreign currency translation:

The assets and liabilities of the Company’s foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the net sales and expenses have been translated into U.S. dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity and are not currently adjusted for income taxes as they relate to indefinite net investments in non-U.S. operations.

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

Changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings some time after maturity of the related derivative. The consolidated statement of operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in cost of sales when the underlying hedged transaction affects earnings. Unrealized derivative gains and losses recorded in current and non-current assets and liabilities and amounts recorded in other comprehensive income are non-cash items and therefore are taken into account in the preparation of the consolidated statement of cash flows based on their respective balance sheet classifications.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation:

The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” No stock-based employee compensation cost is reflected in net income because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts):

	2003	2002	2001
Net income, as reported	$120,121	$102,518	$88,824
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	8,585	6,611	3,852

Pro forma net income	$111,536	$95,907	$84,972

Earnings per share—basic
As reported	$3.01	$2.60	$2.27
Pro forma	2.79	2.43	2.18
Earnings per share—diluted
As reported	$2.96	$2.56	$2.23
Pro forma	2.75	2.39	2.13

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Advertising costs:

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising expense, including cooperative advertising costs, was $43,221,000, $36,273,000 and $35,011,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs were $9,328,000, $7,866,000 and $8,870,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Product warranty:

Some of our products carry limited warranty provisions for defects in quality and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. A summary of accrued warranties for the years ended December 31 is as follows (in thousands):

	2003	2002	2001
Balance at beginning of period	$7,800	$7,475	$5,780
Charged to costs and expenses	3,834	2,783	4,094
Claims settled	(2,992)	(2,458)	(2,399)

Balance at end of period	$8,642	$7,800	$7,475

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements:

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts and hedging transactions executed or modified after June 30, 2003. The adoption of this statement has not had a material effect on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement has not had a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 3—ACQUISITION

On March 31, 2003, the Company acquired Mountain Hardwear, Inc. (“Mountain Hardwear”) for aggregate consideration of approximately $36 million, including approximately $30 million in cash and $6 million of debt assumption. Mountain Hardwear, which is based in Richmond, California, designs, develops and markets

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible assets acquired consist of $15.0 million for the trademark and trade names of Mountain Hardwear, $12.2 million for goodwill and $1.2 million related to patents. The $16.2 million of purchase price allocated to the trademark and trade names and patents was determined by management, and in part, by a third party appraiser through established valuation techniques. The trademark and trade names and goodwill are not subject to amortization as these assets are deemed to have indefinite useful lives. Patents are subject to amortization over 17 years from the date filed with the U.S. Patent and Trademark Office. At the time of the acquisition, the remaining useful lives of these patents ranged from 13 to 15 years and the weighted average useful life is 14.3 years. These intangible assets will be reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

NOTE 4—INVENTORIES, NET

Inventories consist of the following (in thousands):

	December 31,
	2003	2002
Raw materials	$3,386	$1,540
Work in process	3,692	2,714
Finished goods	119,730	90,608

	$126,808	$94,862

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Land	$7,312	$6,100
Buildings	73,332	51,795
Machinery and equipment	105,666	79,129
Furniture and fixtures	9,460	8,050
Leasehold improvements	9,889	10,002
Construction in progress	12,147	39,919

	217,806	194,995
Less accumulated depreciation	91,559	70,480

	$126,247	$124,515

NOTE 6—SHORT-TERM BORROWINGS AND CREDIT LINES

The Company has available an unsecured and committed operating line of credit providing for borrowings in an aggregate amount not to exceed, at any time, (1) $50,000,000 during the period of July 15 through December 15 of the calendar year and (2) $5,000,000 at all other times. The maturity date of this agreement is July 1, 2005. Interest, payable monthly, is computed at the bank’s prime rate minus up to 2.05% per annum. The agreement also includes a fixed rate option based on the LIBOR rate plus up to 65 basis points. There was no balance outstanding on this line as of December 31, 2003 and 2002. The unsecured operating line of credit requires the Company to comply with certain covenants including a Capital Ratio, which limits indebtedness to tangible net worth. As of December 31, 2003, the Company was in compliance with all of these covenants. If the Company defaults on its payments, it is prohibited, subject to certain exceptions, from making dividend payments or other distributions.

The Company has arrangements in place to facilitate the import and purchase of inventory through the issuance of sight letters of credit. The arrangements consist of an unsecured and uncommitted revolving line of credit of $25,000,000 and a $125,000,000 import line of credit at December 31, 2003, to issue documentary letters of credit on a sight basis and are renewed on an annual basis. The combined limit under this agreement was $150,000,000 at December 31, 2003. The revolving line accrues interest at the bank’s prime rate minus 2% per annum. The revolving line also has a fixed rate option based on the bank’s cost of funds plus 55 basis points. There was no balance outstanding on this line as of December 31, 2003 and 2002. At December 31, 2003, the Company had outstanding letters of credit of $83,005,000 for firm purchase orders placed under the import line of credit facility.

The Company also has available an unsecured and uncommitted $125,000,000 import letter of credit line subject to annual renewal. At December 31, 2003, the Company had outstanding letters of credit of $27,089,000 for firm purchase orders placed under this facility.

The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit providing for borrowing to a maximum of C$30,000,000 (US$23,143,000 at December 31, 2003). There was no balance outstanding on this line as of December 31, 2003 and 2002.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s European subsidiary has two separate unsecured and uncommitted lines of credit providing for borrowing to a maximum of 20,000,000 EURO per credit line (combined US$50,314,000 at December 31, 2003). There was no balance outstanding at December 31, 2003 and 2002. These lines accrue interest based on Euribor plus 0.5% and Eonia plus 0.55% respectively.

The Company’s Japanese subsidiary also has an unsecured and uncommitted line of credit providing for borrowing to a maximum of 1,650,000,000 JPY (US$15,367,000 at December 31, 2003). The balance outstanding was US$0 and US$9,835,000, at an interest rate of 1.9%, at December 31, 2003 and 2002, respectively.

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Accrued salaries, bonus, vacation and other benefits	$21,591	$16,161
Accrued product warranty	8,642	7,800
Accrued cooperative advertising reserve	4,198	5,530
Other	9,358	5,655

	$43,789	$35,146

NOTE 8—LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2003	2002
Senior promissory notes payable	$17,858	$21,429
Term loan	3,073	3,705

	20,931	25,134
Less current portion	4,596	4,498

	$16,335	$20,636

In connection with a distribution center expansion project, the Company entered into a note purchase agreement. Pursuant to the note purchase agreement, the Company issued senior promissory notes in the aggregate principal amount of $25 million, bearing an interest rate of 6.68% and maturing August 11, 2008. Proceeds from the notes were used to finance the expansion of the Company’s distribution center in Portland, Oregon. The Senior Promissory Notes require the Company to comply with certain ratios related to indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and tangible net worth. As of December 31, 2003, the Company was in compliance with these covenants.

In June 2001, the Company’s Japanese subsidiary borrowed 550,000,000 Japanese yen (for which US$3,073,000 was outstanding at December 31, 2003) for general working capital requirements, bearing an interest rate of 1.72% and 1.73% at December 31, 2003 and 2002, respectively. Principal and interest are paid semi-annually from July 2001 through June 2006.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal payments due on these notes as of December 31, 2003 were as follows (in thousands):

Year ended December 31,
2004	$4,596
2005	4,596
2006	4,596
2007	3,572
2008	3,571
Thereafter	—

$20,931

NOTE 9—SHAREHOLDERS’ EQUITY

On May 16, 2002, the Company’s shareholders approved an increase in the number of authorized shares of common stock from 50,000,000 shares to 125,000,000 shares. At December 31, 2003 and 2002, 40,253,235 and 39,737,065 shares of common stock were issued and outstanding, respectively.

On June 9, 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. At December 31, 2003 and 2002, 204,493 and 164,164 shares of common stock, respectively, had been issued under the ESPP.

NOTE 10—INCOME TAXES

The Company applies an asset and liability method for income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in the tax laws or rates. Deferred taxes are provided for temporary differences between assets and liabilities for financial reporting purposes and for income tax purposes. Valuation allowances are recorded against net deferred tax assets when it is more likely than not that the asset will not be realized.

The Company has undistributed earnings of foreign subsidiaries of approximately $49,000,000 at December 31, 2003, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the United States. If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation. The amount of unrecognized deferred tax liability associated with the undistributed earnings was approximately $1,000,000 at December 31, 2003. The unrecognized deferred tax liability is the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

In October 2003, the Internal Revenue Service commenced an examination of the Company’s 2001 U.S. federal income tax return.

The Company receives a U.S. income tax benefit upon the exercise of the majority of its employee stock options. The benefit is equal to the difference between the fair market value of the stock at the time of exercise and the option price, times the appropriate tax rate. The Company has recorded the benefit associated with the exercise of employee stock options directly to shareholders’ equity.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, the Company reduced accrued income taxes by approximately $2,000,000 due to a reduction in accrued income taxes related to favorable outcomes of various federal, state and international income tax audits during the year.

Consolidated income from continuing operations before income taxes consists of the following (in thousands):

	Year ended December 31
	2003	2002	2001
U.S. operations	$147,738	$136,186	$126,593
Foreign operations	42,931	27,843	19,020

Income before income tax	$190,669	$164,029	$145,613

The components of the provision for income taxes consist of the following (in thousands):

	Year ended December 31
	2003	2002	2001
Current:
Federal	$51,521	$41,583	$43,384
State and local	9,277	6,147	7,109
Non-U.S.	13,752	10,886	8,371

	74,550	58,616	58,864
Deferred:
Federal	(4,340)	2,910	(1,769)
State and local	(885)	575	(350)
Non-U.S.	1,223	(590)	44

	(4,002)	2,895	(2,075)

Income tax expense	$70,548	$61,511	$56,789

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements:

	Year ended December 31
	2003	2002	2001
	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.4	2.7	3.1
Non-U.S. income taxed at different rates	0.8	1.0	1.3
Foreign tax credits	(1.0)	(0.8)	—
Reduction of accrued income taxes	(1.1)	—	—
Other	(0.1)	(0.4)	(0.4)

Actual provision for income taxes	37.0%	37.5%	39.0%

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred taxes are as follows (in thousands):

	As of December 31
	2003	2002
Deferred tax assets:
Non-deductible accruals and allowances	$15,774	$9,047
Capitalized inventory costs	2,463	1,793

	18,237	10,840

Deferred tax liabilities:
Depreciation and amortization	(8,870)	(91)
Deferred compensation	—	(522)
Deductible accruals and allowance	(1,127)	—

	(9,997)	(613)

Total	$8,240	$10,227

Non-current deferred tax assets of $795,000 are netted with the non-current deferred tax liabilities line item on the consolidated balance sheet and $1,486,000 of current deferred tax liabilities are included as a component of accrued liabilities in the consolidated balance sheet at December 31, 2003.

NOTE 11—PROFIT SHARING PLAN

The Company has a 401(k) profit-sharing plan, which covers substantially all employees with more than ninety days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All contributions to the plan are determined by the Board of Directors and totaled $3,291,000, $2,930,000 and $2,582,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

The Company leases certain operating facilities from related parties of the Company. Total rent expense, including month-to-month rentals, for these leases amounted to $449,000, $370,000 and $381,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Rent expense was $3,401,000, $2,587,000 and $2,568,000 for non-related party leases during the years ended December 31, 2003, 2002 and 2001, respectively.

The approximate future minimum payments on all lease obligations at December 31, 2003 are as follows (amounts in thousands):

	Non-related Parties	Related Parties	Total
2004	$3,036	$449	$3,485
2005	1,927	449	2,376
2006	1,487	449	1,936
2007	1,101	449	1,550
2008	687	449	1,136
Thereafter	429	1,347	1,776

	$8,667	$3,592	$12,259

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent escalation clauses, leasehold improvement funding, and other lease concessions present in the Company’s leases are included in the computation of the minimum lease payments above and the minimum lease payments are recognized on a straight-line basis over the minimum lease term.

The Company is a party to various legal claims, actions and complaints. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

NOTE 13—STOCK-BASED COMPENSATION

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 5,400,000 shares of the Company’s Common Stock of which 542,947 shares were available for future stock option grants under the Plan at December 31, 2003. Options granted prior to 2001 generally become exercisable ratably over a five-year period beginning from the date of grant and expire ten years from the date of grant. Options granted after 2000 generally become exercisable over a period of four years beginning one year after the date of grant and expire ten years from the date of the grant.

The following table summarizes the stock option activity under the Company’s option plan:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2001	2,374,923	$11.89	712,139	$10.37
Granted	732,617	31.96
Cancelled	(178,146)	16.76
Exercised	(670,191)	10.73

Options outstanding at December 31, 2001	2,259,203	18.37	618,855	$11.07

Granted	823,780	38.27
Cancelled	(21,110)	27.98
Exercised	(410,665)	13.87

Options outstanding at December 31, 2002	2,651,208	25.17	906,787	$17.14

Granted	544,005	35.04
Cancelled	(62,799)	28.30
Exercised	(710,672)	20.42

Options outstanding at December 31, 2003	2,421,742	$28.67	963,994	$23.01

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has computed, for pro forma disclosure purposes, the value of all stock options granted during 2003, 2002 and 2001 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	1.99 – 4.32%	2.33 – 5.33%	3.24 – 5.38%
Expected dividend yield	0%	0%	0%
Expected lives	4 to 8 years	4 to 8 years	4 to 8 years
Expected volatility	58.99%	62.68%	67.45%

Using the Black-Scholes methodology, the total value of stock options granted during 2003, 2002 and 2001 was $11,193,000, $19,251,000 and $14,994,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 2003, 2002 and 2001 was $20.57, $23.37 and $20.46 per share, respectively.

The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 6.45 - 9.67	198,098	4.22	$7.42	181,767	$7.35
$ 10.13 - 13.08	284,384	5.41	12.52	194,034	12.68
$ 15.71 - 18.13	252,758	6.41	17.64	129,203	17.66
$ 22.71 - 51.00	1,686,502	8.32	35.54	458,990	35.08

	2,421,742	6.36	$28.67	963,994	$23.01

NOTE 14—EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted earnings per share for the years ended December 31, 2003, 2002 and 2001. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Weighted average common shares outstanding, used in computing basic earnings per share	39,953	39,449	39,051
Effect of dilutive stock options	638	614	789

Weighted-average common shares outstanding, used in computing diluted earnings per share	40,591	40,063	39,840

Earnings per share of common stock:
Basic	$3.01	$2.60	$2.27
Diluted	2.96	2.56	2.23

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per share and weighted average shares outstanding above have been restated to reflect the three-for-two stock split that was distributed on June 4, 2001, to all shareholders of record at the close of business on May 17, 2001.

Options to purchase an additional 8,000, 839,000 and 34,000 shares of common stock were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

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

NOTE 15—COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on derivative transactions. Comprehensive income, net of related tax effects, for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001
Net income	$120,121	$102,518	$88,824
Unrealized derivative holding losses arising during period (net of tax (benefit)/expense of ($584), ($288) and $41 in 2003, 2002 and 2001, respectively)	(2,464)	(2,362)	(147)
Reclassification adjustment for losses included in net income (net of tax (benefit)/expense of ($288), $41 and ($592) in 2003, 2002 and 2001, respectively)	2,362	147	950

Net unrealized gains (losses) on derivative transactions	(102)	(2,215)	803
Foreign currency translation adjustments	24,535	7,822	(1,646)

Total comprehensive income	$144,554	$108,125	$87,981

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SEGMENT INFORMATION

The Company operates predominantly in one industry segment: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, footwear, related accessories and equipment.

The geographic distribution of the Company’s net sales, income before income tax, identifiable assets, interest (income) expense, and depreciation and amortization expense are summarized in the following table (in thousands) for the years ended December 31, 2003, 2002 and 2001. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	2003	2002	2001
Net sales to unrelated entities:
United States	$596,807	$557,519	$551,260
Canada	106,708	86,661	81,263
Europe	135,225	95,933	82,313
Other International	113,046	76,206	64,745

	$951,786	$816,319	$779,581

Income before income tax:
United States	$142,196	$151,147	$124,944
Canada	20,480	15,360	15,906
Europe	3,892	2,512	773
Other International	20,198	11,653	9,629
Less interest and other income (expense) and eliminations	3,903	(16,643)	(5,639)

	$190,669	$164,029	$145,613

Assets:
United States	$729,533	$563,447	$434,130
Canada	69,184	55,046	44,272
Europe	163,514	120,722	49,756
Other international	46,985	35,830	30,853

Total identifiable assets	1,009,216	775,045	559,011

Eliminations and reclassifications	(225,450)	(182,228)	(84,044)

Total assets	$783,766	$592,817	$474,967

Interest (income) expense, net:
United States	$(1,543)	$(1,362)	$783
Canada	112	996	1,065
Europe	862	(84)	610
Other International	89	96	110

	$(480)	$(354)	$2,568

Depreciation and amortization expense:
United States	$16,248	$16,247	$15,083
Canada	428	307	242
Europe	5,795	1,778	1,027
Other International	594	353	389

	$23,065	$18,685	$16,741

Net sales to unrelated entities:
Outerwear	$443,669	$422,503	$403,252
Sportswear	311,301	245,164	232,871
Footwear	148,614	110,038	108,653
Accessories	43,477	38,614	34,805
Equipment (1)	4,725	—	—

	$951,786	$816,319	$779,581

(1)	The equipment product category was introduced with the acquisition of Mountain Hardwear and consists primarily of tents and sleeping bags.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—FINANCIAL RISK MANAGEMENT AND DERIVATIVES

The Company’s foreign currency risk management objective is to protect cash flows resulting from production purchases, intercompany transactions and other costs from the impact of exchange rate movements. The Company manages a portion of these exposures with short-term strategies after giving consideration to market conditions, contractual agreements, anticipated sale and purchase transactions, and other factors. Firmly committed and anticipated transactions and the related receivables and payables may be hedged with forward exchange contracts or purchased options. Premiums paid on purchased options are included in prepaid expenses and are recognized in earnings ratably over the life of the option. Gains and losses arising from foreign currency forward and purchased option contracts, and cross-currency swap transactions are recognized in cost of goods sold or selling, general and administrative expenses as offsets of gains and losses resulting from the underlying hedged transactions. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. This evaluation is performed at inception of the hedge and periodically over the life of the hedge.

At December 31, 2003 and 2002, the Company had approximately $70,971,000 and $71,978,000, respectively, (notional) in forward exchange contracts. The net unrealized derivative loss included in the Company’s liabilities and deferred in other comprehensive income was $2,831,000 and $2,823,000 at December 31, 2003 and 2002, respectively.

The counterparties to derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted and is immaterial to any one institution at December 31, 2003 and 2002. To manage this risk, the Company has established strict counterparty credit guidelines, which are continually monitored and reported to Senior Management according to prescribed guidelines. As a result, the Company considers the risk of counterparty default to be minimal.

SUPPLEMENTAL INFORMATION—QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s quarterly financial data for the past two years ended December 31, 2003 (in thousands, except per share amounts):

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$168,871	$152,077	$373,409	$257,429
Gross profit	76,744	64,719	178,817	120,405
Net income	14,919	9,443	63,572	32,187
Earnings per share
Basic	$0.38	$0.24	$1.59	$0.80
Diluted	0.37	0.23	1.56	0.79

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$143,299	$124,195	$331,504	$217,321
Gross profit	61,151	54,094	160,787	102,505
Net income	8,963	7,536	56,882	29,137
Earnings per share
Basic	$0.23	$0.19	$1.44	$0.74
Diluted	0.22	0.19	1.42	0.72

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9(a).    CONTROLS AND PROCEDURES

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our directors is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for our 2004 annual meeting of shareholders (the “2004 Proxy Statement”) to be filed with the Securities and Exchange no later than 120 days after the end of our fiscal year ended December 31, 2003. See Item 4(a) of this Annual Report on Form 10-K for information regarding our executive officers.

Item 11.    EXECUTIVE COMPENSATION

The section of our 2004 Proxy Statement entitled “Executive Compensation” is incorporated herein by reference. See Item 5 of this Annual Report on Form 10-K for information concerning our equity compensation plans.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of our 2004 Proxy Statement entitled “Voting Securities and Principal Shareholders” is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section of our 2004 Proxy Statement entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of our 2004 Proxy Statement entitled “Principal Accounting Fees and Services” is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) Financial Statements. The Financial Statements of the Company filed as part of this Annual Report on Form 10-K are on pages 34 to 54 of this Annual Report.

(a)(3) Exhibits.

(a) See Exhibit Index beginning on page 59 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

(b) Reports on Form 8-K

A Form 8-K was filed on October 23, 2003, reporting the Company’s financial and operating results for the third quarter ended September 30, 2003.

A Form 8-K was filed on October 30, 2003, furnishing a transcript of the Company’s conference call on October 23, 2003 to elaborate on third quarter 2003 results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 3, 2004.

COLUMBIA SPORTSWEAR COMPANY

By:	/s/ BRYAN L. TIMM
Bryan L. Timm
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 3, 2004.

Signatures	Title

/s/ *TIMOTHY P. BOYLE Timothy P. Boyle	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ *BRYAN L. TIMM Bryan L. Timm	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GERTRUDE BOYLE Gertrude Boyle	Chairman of the Board of Directors

/s/ *SARAH A. BANY Sarah A. Bany	Director

/s/ *EDWARD S. GEORGE Edward S. George	Director

/s/ *MURREY R. ALBERS Murrey R. Albers	Director

/s/ *JOHN W. STANTON John W. Stanton	Director

/S/ *WALTER T. KLENZ Walter T. Klenz	Director

/s/ *STEPHEN E. BABSON Stephen E. Babson	Director

*By:	/s/ GERTRUDE BOYLE
Gertrude Boyle
as Attorney-in-Fact

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
Year Ended December 31, 2003:
Allowance for doubtful accounts	$9,341	$2,325	$—	$(2,814)	$8,852
Product warranty	7,800	3,834	—	(2,992)	8,642
Year Ended December 31, 2002:
Allowance for doubtful accounts	$8,016	$3,704	$—	$(2,379)	$9,341
Product warranty	7,475	2,783	—	(2,458)	7,800
Year Ended December 31, 2001:
Allowance for doubtful accounts	$5,826	$3,531	$—	$(1,341)	$8,016
Product warranty	5,780	4,094	—	(2,399)	7,475

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.

Exhibit Index
3.1	Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

3.2	2000 Restated Bylaws (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

4.1	See Article II of Exhibit 3.1 and Article I of Exhibit 3.2

+10.1	1997 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

+*10.2	Form of Incentive Stock Option Agreement

+*10.3	Form of Nonstatutory Stock Option Agreement

+10.3(a)	Form of Executive Stock Option Agreement (incorporated by reference to exhibit 10.3 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10.4	Credit Agreement between the Hong Kong and Shanghai Banking Corporation Limited and the Company dated September 17, 1991, as amended

*10.5	Buying Agency Agreement between Nissho Iwai American Corporation and the Company dated January 1, 1992, as amended

*10.5(a)	Amendment No. 2 to the Buying Agency Agreement Between Nissho Iwai American Corporation and the Company dated February 19, 1998

10.5(b)	Buying Agency Agreement between the Company and Nissho Iwai American Corporation dated October 1, 1998 (incorporated by reference in exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998)

*10.6	Credit Agreement between the Company and Wells Fargo Bank, N.A. dated July 31, 1997

*10.6(a)	Form of First Amendment to Credit Agreement between the Company and Wells Fargo Bank, N.A. dated March 23, 1998

10.6(b)	Credit Agreement Extension between the Company and Wells Fargo Bank National Association dated June 30, 1998 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998)

10.6(c)	Second Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated July 31, 1998 (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998)

10.6(d)	Third Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated June 30, 1999 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999)

10.6(e)	Fourth Amendment to Credit Agreement dated July 31, 2000 between the Company and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

10.6(f)	Fifth Amendment to Credit Agreement between the Company and Wells Fargo Bank, National Association dated November 30, 2001

10.6(g)	Sixth Amendment to Credit Agreement between the Company and Wells Fargo Bank, National Association dated June 30, 2002

10.6(h)	Seventh Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated June 30, 2003

10.6(i)	Eight Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated January 29, 2004

Exhibit Index
*10.7	Assumption Agreement by and between the Company, Timothy P. Boyle and Don Santorufo and First Interstate Bank of Oregon, N.A., dated March 8, 1996; and form of First Amendment thereto dated March 23, 1998

*10.10	Form of Lease Agreement between Gertrude Boyle and the Company, undated

10.10(a)	Amendment to Lease Agreement between Gertrude Boyle and the Company, dated January 23, 2002 (incorporated by reference to exhibit 10.10 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.11	Lease between BB&S Development Company and the Company, dated February 12, 1996

*10.12	Lease between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 3, 1994

10.12(a)	Lease Amending Agreement between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 1, 2002 (incorporated by reference to exhibit 10.12 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.12(b)	Indemnity Agreement between Columbia Sportswear Company and B.A.R.K. Holdings, Inc., dated January 1, 2002 (incorporated by reference to exhibit 10.12 (b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

+*10.13	Deferred Compensation Conversion Agreement between the Company and Don Santorufo, dated December 31, 1996

*10.14	Form of Tax Indemnification Agreement for existing shareholders

+*10.15	Employment Agreement between Carl K. Davis and the Company dated as of September 5, 1997

*10.16	Form of Indemnity Agreement for Directors

*10.17	Form of Agreement Regarding Plan of Recapitalization Among the Company and Shareholders

+*10.18	Amendment and Waiver, Deferred Compensation Conversion Agreement, between the Company and Don Santorufo

10.20	Note Purchase and Private Shelf Agreement between the Company and The Prudential Insurance Company of America and Pruco Life Insurance Company dated August 11, 1998 (incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998)

+10.21	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.22	Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Chief Financial Officer

+	Management Contract or Compensatory Plan
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-43199).