Form 10-Q
period 2004-03-31
COLUMBIA SPORTSWEAR CO
filed 2004-05-07
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of Common Stock outstanding on April 23, 2004 was 40,453,116.

COLUMBIA SPORTSWEAR COMPANY

March 31, 2004

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Current Assets:
Cash and cash equivalents	$288,059	$264,585
Accounts receivable, net of allowance of $9,350 and $8,852, respectively	169,972	206,024
Inventories (Note 3)	128,077	126,808
Deferred tax asset	17,183	17,442
Prepaid expenses and other current assets	6,889	5,371

Total current assets	610,180	620,230

Property, plant, and equipment, net	131,238	126,247
Intangibles and other assets (Note 4)	25,499	25,132
Goodwill	12,157	12,157

Total assets	$779,074	$783,766

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$40,082	$62,432
Accrued liabilities	32,847	43,789
Income taxes payable	10,475	8,069
Current portion of long-term debt	4,625	4,596

Total current liabilities	88,029	118,886

Long-term debt	15,867	16,335
Deferred tax liability	8,503	7,716

Total liabilities	112,399	142,937

Commitments and contingencies

Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 40,425 and 40,253 issued and outstanding, respectively	187,993	182,188
Retained earnings	455,326	435,364
Accumulated other comprehensive income	23,356	23,277

Total shareholders’ equity	666,675	640,829

Total liabilities and shareholders’ equity	$779,074	$783,766

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$206,670	$168,871
Cost of sales	112,787	92,127

Gross profit	93,883	76,744

Selling, general, and administrative expense	64,529	53,161
Net licensing income	(697)	(105)

Income from operations	30,051	23,688

Interest income	(978)	(622)
Interest expense	80	439

Income before income tax	30,949	23,871

Income tax expense	10,987	8,952

Net income (Note 5)	$19,962	$14,919

Earnings per share (Note 6):
Basic	$0.50	$0.38
Diluted	0.49	0.37

Weighted average shares outstanding:
Basic	40,318	39,768
Diluted	40,996	40,399

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Provided Operating Activities:
Net income	$19,962	$14,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,389	5,492
Loss on disposal of property, plant, and equipment	47	165
Deferred income taxes	787	(73)
Tax benefit from employee stock plans	1,761	329
Changes in operating assets and liabilities:
Accounts receivable	34,973	33,633
Inventories	(1,381)	(11,244)
Prepaid expenses and other current assets	(1,514)	1,396
Other assets	85	293
Accounts payable	(20,464)	(14,109)
Accrued liabilities	(10,779)	(10,972)
Income taxes payable	1,898	1,763

Net cash provided by operating activities	30,764	21,592

Cash Provided by (Used in) Investing Activities:
Mountain Hardwear net assets acquired, net of cash	—	(29,865)
Capital expenditures	(11,186)	(1,716)
Proceeds from sale of property, plant, and equipment	5	—

Net cash used in investing activities	(11,181)	(31,581)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable	7,296	48
Repayments on notes payable	(7,296)	—
Repayment of Mountain Hardwear debt	—	(6,413)
Repayment of long-term debt	(516)	(463)
Proceeds from employee stock plans	4,044	1,289

Net cash provided by (used in) financing activities	3,528	(5,539)

Net Effect of Exchange Rate Changes on Cash	363	55

Net Increase (Decrease) in Cash and Cash Equivalents	23,474	(15,473)
Cash and Cash Equivalents, Beginning of Period	264,585	194,670

Cash and Cash Equivalents, End of Period	$288,059	$179,197

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$81	$445
Cash paid during the period for income taxes	6,683	5,912

Supplemental Disclosures of Non-Cash Financing Activities:
Assumption of Mountain Hardwear debt	$—	$6,413

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2004 and the results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained herein comply with the requirements of Section 13 (a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

Beginning with the Company’s annual report for the year ended December 31, 2003, net licensing income was presented as a separate line item in the Company’s consolidated statement of operations for all years presented. Net licensing income has historically been presented as an offset to selling, general and administrative (“SG&A”) expense.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$19,962	$14,919
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,209	1,984

Pro forma net income	$17,753	$12,935

Earnings per share - basic
As reported	$0.50	$0.38
Pro forma	0.44	0.33
Earnings per share - diluted
As reported	$0.49	$0.37
Pro forma	0.43	0.32

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Product warranty:

Some of our products carry limited warranty provisions for defects in quality and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements. A summary of accrued warranties for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$8,642	$7,800
Charged to costs and expenses	1,277	1,316
Claims settled	(1,286)	(1,019)

Balance at end of period	$8,633	$8,097

Recent Accounting Pronouncements:

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts and hedging transactions executed or modified after June 30, 2003. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$3,446	$3,386
Work in process	6,838	3,692
Finished goods	117,793	119,730

	$128,077	$126,808

NOTE 4 - INTANGIBLE ASSETS AND GOODWILL

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

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	March 31, 2004		December 31, 2003
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,200	$(84)	$1,200	$(63)

Intangible assets not subject to amortization:
Trademarks and trade names	$21,971		$21,971
Goodwill	12,157		12,157

	$34,128		$34,128

Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be $84,000 in each of 2004, 2005, 2006, 2007 and 2008.

NOTE 5 - COMPREHENSIVE INCOME

Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on derivative transactions. Comprehensive income, net of related tax effects, is as follows (in thousands):

	Three months ending March 31,
	2004	2003
Net income	$19,962	$14,919
Unrealized derivative holding gains losses arising during period, net of tax	3,666	445
Reclassification adjustment for losses included in net income	(937)	(209)

Net unrealized gains on derivative transactions	2,729	236
Foreign currency translation adjustments	(2,650)	4,798

Total comprehensive income	$20,041	$19,953

Accumulated other comprehensive income consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding gains (losses) on derivative transactions	Accumulated other comprehensive income
Balances at December 31, 2003	$25,741	$(2,464)	$23,277
Activity for the three months ended March 31, 2004	(2,650)	2,729	79

Balances at March 31, 2004	$23,091	$265	$23,356

NOTE 6 - EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted EPS for the three months ended March 31, 2004 and 2003. A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Weighted average common shares outstanding, used in computing basic earnings per share	40,318	39,768

Effect of dilutive stock options	678	631

Weighted average common shares outstanding, used in computing diluted earnings per share	40,996	40,399

Earnings per share of common stock:
Basic	$0.50	$0.38
Diluted	0.49	0.37

Options to purchase an additional 0 and 794,000 shares of common stock were outstanding at March 31, 2004 and 2003, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be antidilutive.

In June 2003, the Company repurchased 234,831 unvested shares of its common stock awarded to a former key employee under a Deferred Compensation Conversion Agreement (the “Agreement”). The repurchase cost was approximately $498,000 and was accounted for as a reduction to shareholders’ equity.

In April 2004, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to the market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

NOTE 7- SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2004	2003
Net sales to unrelated entities:
United States	$115,258	$99,569
Canada	22,376	18,076
Europe	42,932	32,196
Other International	26,104	19,030

	$206,670	$168,871

	Three Months Ended March 31,
	2004	2003
Income (loss) before income tax:
United States	$15,380	$13,778
Canada	(70)	2,783
Europe	9,237	3,047
Other International	4,534	2,843
Interest income, net and eliminations	1,868	1,420

	$30,949	$23,871

	March 31, 2004	December 31, 2003
Total assets:
United States	$776,260	$729,533
Canada	62,590	69,184
Europe	156,220	163,514
Other International	44,078	46,985

	1,039,148	1,009,216

Eliminations	(260,074)	(225,450)

Total assets	$779,074	$783,766

	Three Months Ended March 31,
	2004	2003
Net sales to unrelated entities:
Outerwear	$40,442	$36,049
Sportswear	116,965	97,781
Footwear	38,385	29,663
Accessories	8,225	5,378
Equipment (1)	2,653	—

	$206,670	$168,871

(1)	The equipment product category was introduced with the acquisition of Mountain Hardwear and consists primarily of tents and sleeping bags.

NOTE 8 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company’s risk management programs, the Company uses a variety of financial instruments, including foreign currency option and forward exchange contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company hedges against the currency risk associated with firmly committed and anticipated transactions for the next twelve months denominated in European euros, Canadian dollars or Japanese yen.

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended, such financial instruments are marked to market with the offset to accumulated other comprehensive income and subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the three months ended March 31, 2004 and 2003.

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

For the quarter ended March 31, 2004, we achieved sales growth in each of our product categories. Sportswear represented more than 50% of our sales growth during the quarter led by significant gains in the United States. Domestically, sales growth from sportswear was principally led by our shorts business with gains also realized in our pants and tops businesses. Sportswear sales growth was also achieved in all of our international markets including Europe, Canada and our other international markets. Sales growth from footwear represented more than 20% of our consolidated sales growth. Footwear sales growth was primarily derived from our international markets led by Europe. Our sandals business drove our footwear growth in the United States, Europe, Canada and other international markets.

From a global perspective, sales growth was realized in each major geographical area in which we operate. In absolute dollars, sales growth was led by the United States followed by Europe, our other international markets and Canada. The growth in the United States was primarily attributable to the strength of our sportswear business. Our international sales growth was enhanced by favorable foreign currency exchange rates in our direct markets as foreign currencies strengthened in relation to the U.S. dollar. Although changes in foreign currency exchange rates favorably affected our sales and earnings growth during the quarter, we believe our growth excluding changes in currency exchange rates is the result of well developed products, exceptional sourcing capabilities and strategically focused promotional activities.

As part of our growth strategy to provide a head-to-toe product offering, we have expanded our product line from our traditional outerwear category to other products including sportswear and footwear. We continue to experience a shift in our sales product mix from our outerwear category to our other product categories. Although sales growth was achieved in all product categories during the quarter, sales growth, in percentage terms, in the footwear and accessories categories outpaced outerwear and sportswear sales growth. Our sportswear and footwear products typically sell at lower gross margins than our outerwear products. Overall gross margins typically contract as sales growth increases in these lower margin product categories. During the first quarter, however, the favorable effect of foreign currency fluctuations offset overall gross margin contraction as a result of increased sales of sportswear and footwear products. For the remainder of 2004, we anticipate some margin contraction due to the continued shift in sales product mix, as we expect sales from footwear and sportswear to continue to grow faster than outerwear sales. During the first quarter, our footwear and sportswear product sales grew 29.3% and 19.6%, respectively, compared to the first quarter last year, which is attributable to overall product acceptance by our customers both in the United States and internationally. The outerwear product category was more successful internationally, with sales growth in Europe, Canada and other international markets. In the United States, outerwear sales declined slightly due to the relative maturity of the outerwear product category.

Results of Operations

Net income increased $5.1 million, or 34.2%, to $20.0 million for the first quarter of 2004 from $14.9 million for the comparable period in 2003. Fully diluted earnings per share increased $0.12 to $0.49 for the first quarter of 2004 from $0.37 for the first quarter of 2003.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our consolidated statements of operations:

	Three Months Ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	54.6	54.6

Gross profit	45.4	45.4
Selling, general and administrative	31.2	31.5
Net licensing income	(0.3)	(0.1)

Income from operations	14.5	14.0
Interest income, net	(0.5)	(0.1)

Income before income tax	15.0	14.1
Income tax expense	5.3	5.3

Net income	9.7%	8.8%

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Net Sales: Consolidated net sales increased 22.4% to $206.7 million for the first quarter of 2004 from $168.9 million for the comparable period in 2003. Our net sales growth was realized across all major geographic regions in which we operate. On an international basis, net sales growth was driven by the expansion of our European business, followed by our Canadian and other international businesses.

Net sales growth was attributable to an increase in unit sales volume across all geographic markets and product categories. Moreover, net sales growth was achieved in each of our product categories, in both dollars and unit volumes. In absolute dollar terms, net sales growth was led by sportswear, followed by footwear, outerwear, accessories and equipment. In terms of unit volume, net sales growth was led by sportswear, followed by footwear, accessories, outerwear and equipment.

For the first quarter of 2004, we continued to experience a shift in our sales product mix as sales of footwear and accessories grew faster than outerwear and sportswear. Although sales growth from footwear and accessories outpaced the sales growth from sportswear in percentage terms, over 50% of our sales growth for the quarter was the result of increased sportswear sales. For the first quarter of 2004, outerwear represented 19.5% of net sales compared to 21.3% for the first quarter of 2003 while sportswear decreased to 56.6% for the first quarter of 2004 from 57.9% for the first quarter of 2003. Footwear and accessories increased to 18.6% and 4.0%, respectively, for the first quarter of 2004 from 17.6% and 3.2%, respectively, for the first quarter of 2003. With our acquisition of Mountain Hardwear, we have a new product category, equipment, which represented 1.3% of our net sales for the first quarter of 2004.

Net sales from outerwear increased $4.4 million, or 12.2%, to $40.4 million for the first quarter of 2004 from $36.0 million for the comparable period in 2003. Our outerwear business was more successful internationally where we experienced sales growth in Europe, Canada and our other international geographic locations. Net sales from sportswear increased $19.2 million, or 19.6%, to $117.0 million for the first quarter of 2004 from $97.8 million for the comparable period in 2003. Sportswear sales growth was led by the United Sales followed by Europe, Canada and other international markets. Net sales from footwear increased $8.7 million, or 29.3%, to $38.4 million for the first quarter of 2004 from $29.7 million for the comparable period in 2003. Footwear sales growth was led by Europe followed by Canada, our other international markets and the United States. Net sales from accessories increased $2.8 million, or 51.9%, to $8.2 million for the first quarter of 2004 from $5.4 million for the comparable period in 2003. Sales growth for accessories was primarily the result of increased sales in the United States. Europe and our other international markets also contributed to the accessories sales growth. Net sales from equipment, a new product category resulting from our acquisition of Mountain Hardwear, represented $2.7 million of our net sales during the first quarter of 2004. The equipment product category consists primarily of tents and sleeping bags.

Net sales in the United States increased $15.7 million, or 15.8%, to $115.3 million for the first quarter of 2004 from $99.6 million for the comparable period in 2003. Net sales growth in the United States accounted for 41.5% of the 22.4% increase in consolidated net sales. Excluding Mountain Hardwear, domestic net sales increased 7.1%. The increase in domestic net sales was the result of increased sales from sportswear, accessories and footwear partially offset by a slight decrease in the outerwear category.

Europe’s net sales increased $10.7 million, or 33.2%, to $42.9 million for the first quarter of 2004 from $32.2 million for the comparable period in 2003. Excluding changes in currency exchange rates, Europe’s net sales increased 14.5%. Europe’s net sales growth accounted for 28.3% of the 22.4% increase in consolidated net sales. Sales growth was achieved across all product categories in Europe for the first quarter of 2004. Footwear led Europe’s sales growth followed by sportswear, outerwear, and accessories.

Canada’s net sales increased $4.3 million, or 23.8%, to $22.4 million for the first quarter of 2004 from $18.1 million for the comparable period in 2003. Excluding changes in currency exchange rates, Canada’s net sales increased 8.2%. Canada’s net sales growth accounted for 11.4% of the 22.4% increase in consolidated net sales. Net sales growth was led by sportswear followed by footwear and outerwear. Net sales from accessories decreased slightly for the first quarter of 2004.

Net sales from other international geographies including Japan, Korea and our international distributors increased $7.1 million, or 37.4%, to $26.1 million for the first quarter of 2004 from $19.0 million for the comparable period in 2003. Excluding changes in currency exchange rates, other international sales increased 31.9%. Other international sales growth accounted for 18.8% of the 22.4% increase in consolidated net sales. Net sales growth was achieved across all product categories, led by outerwear followed by sportswear, accessories and footwear.

Gross Profit: Gross profit, as a percentage of net sales, was flat at 45.4% for the first quarter in 2004 and the comparable period in 2003. Although our gross margin remained unchanged in comparison to the first quarter of last year, our gross margins were favorably impacted by fluctuations in foreign currencies offset by the unfavorable effects of shifts in product mix, shifts in product styles domestically and lower gross margins in the United States on sales of fall close-out products, compared to the same period in 2003.

A shift in product mix from our higher-margin outerwear products to our lower-margin products such as footwear had an unfavorable impact on gross margin. In general, our outerwear products carry higher gross margins followed by our accessories, sportswear and footwear products. For the first quarter of 2004, outerwear sales represented 19.5% of net sales compared to 21.3% of net sales for the first quarter of 2003. Sportswear also decreased to 56.6% of net sales for the first quarter of 2004 from 57.9% of net sales for the comparable period in 2003. Conversely, footwear and accessories sales represented 18.6% and 4.0% of net sales for the first quarter of 2004 compared to 17.6% and 3.2% of net sales for the first quarter of 2003, respectively. For the remainder of 2004, we anticipate the shift in product sales mix will continue to exert pressure on our gross margins.

Our gross margins may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of sales. Some companies such as ours, however, have chosen to include these expenses as a component of selling, general and administrative expense.

Selling, General and Administrative Expense: Selling, general and administrative (“SG&A”) expense includes all costs associated with our design, marketing, distribution and corporate functions including depreciation and amortization. Our quarterly report for the quarter ended March 31, 2003 and prior periods included net licensing income as an offset to SG&A expense. For the purposes of this quarterly report for the quarter ended March 31, 2004 and our annual report for the year ended December 31, 2003, net licensing income is presented as a separate line item in our consolidated statement of operations for each period presented.

SG&A expense increased $11.3 million, or 21.2%, to $64.5 million for the first quarter of 2004 from $53.2 million for the comparable period in 2003. Excluding changes in currency exchange rates, SG&A expense increased $8.6 million, or 16.2%. Selling expense, including commissions and advertising, increased in line with sales growth.

The increase in general and administrative expense was primarily due to increases in personnel related costs, travel expenses, professional fees, and the allowance for doubtful accounts partially offset by decreases in depreciation expense and other operating expenses. The increase in personnel costs was due to an expansion of our product offerings and to support the higher level of sales and anticipated sales growth. Depreciation and amortization totaled $5.4 million for the first quarter of 2004 compared to $5.5 million for the comparable period in 2003. The decrease was primarily related to some assets in the United States becoming fully depreciated.

As a percentage of net sales, SG&A expense was 31.2% for the first quarter of 2004 compared to 31.5% for the comparable period in 2003. We expect that our initiatives to continue our global expansion will result in 2004 SG&A expense being at a comparable level to 2003 in relative terms.

Net Licensing Income: As our licensees have gained momentum in the market place with the sale of our branded products, our licensing arrangements have produced highly profitable income for the company. Although net licensing income is not a significant income driver, beginning in 2003 net licensing income was presented as a separate line item in our consolidated statement of operations for all years presented, whereas it historically had been presented as an offset to SG&A expense.

Net licensing income is derived from income that we earn through licensing our trademark across a range of categories that complement our current product offerings. For the first quarter of 2004, we realized licensing income from thirteen licensees. Products distributed by the licensees included socks, bags, packs, leather outerwear, eyewear, watches and other accessories.

Net licensing income increased $0.6 million, or 600.0%, to $0.7 million for the first quarter of 2004 from $0.1 million for the comparable period in 2003. Our increase in licensing income was led by Columbia licensed eyewear products, followed by socks and camping gear.

Interest (Income) Expense, Net: Interest income was $1.0 million for the first quarter of 2004 compared to $0.6 million for the comparable period in 2003. The increase in interest income was due to the higher cash balance compared to the same period in 2003. Interest expense was $80,000 for the first quarter of 2004 compared to $0.4 million for the comparable period in 2003. The decrease in interest expense was primarily attributable to an increase in capitalized interest, related to the construction of the distribution center in Henderson County, Kentucky, of approximately $0.2 million as well as repayment of short-term notes payable and long-term debt.

Income Tax Expense: The provision for income taxes increased to $11.0 million for the first quarter of 2004 from $9.0 million for the comparable period in 2003. The reduction in the annual effective tax rate from 37.0% to 35.5% is due to several factors, including an increase in the relative mix of consolidated profitability, as our international growth rates exceed our domestic growth rates, and expected reductions in our overall state income tax expense.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and the continued growth of the business. At March 31, 2004, we had total cash equivalents of $288.1 million compared to $264.6 million at December 31, 2003. Cash provided by operating activities was $30.8 million for the three months ended March 31, 2004 and $21.6 million for the comparable period in 2003. This change was primarily due to a smaller increase in inventory in the quarter and an increase in earnings partially offset by a decrease in accounts payable.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash used in investing activities was $11.2 million for the three months ended March 31, 2004 and $31.6 million for the comparable period in 2003. The decrease was primarily due to the acquisition of Mountain Hardwear in 2003 for $29.9 million, net of cash acquired, partially offset by an increase in capital expenditures of $9.5 million primarily related to the construction of the distribution center in Henderson County, Kentucky.

Cash provided by financing activities was $3.5 million for the three months ended March 31, 2004 compared to cash used in financing activities of $5.5 million for the comparable period in 2003. In 2004, net cash provided by financing activities was primarily due to proceeds from the sale of stock under employee stock plans of $4.0 million, partially offset by the repayment of long-term debt of $0.5 million. In 2003, net cash used in financing activities was primarily for the repayment of Mountain Hardwear debt of $6.4 million, partially offset by proceeds from the sale of stock under employee stock plans of $1.3 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $30 million to $75 million, of which $5 million to $50 million is committed. As of March 31, 2004, no domestic balance was outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place that we guarantee with a combined limit of approximately $87.9 million at March 31, 2004. There were no balances outstanding under these lines of credit at March 31, 2004.

Additionally, we maintain unsecured import lines of credit with a combined limit of approximately $250 million at March 31, 2004, available for issuing documentary letters of credit. At March 31, 2004, outstanding letters of credit totaled $187.7 million.

As we continue our investment in global infrastructure to support our growth, we anticipate that capital expenditures for 2004 will total approximately $45 million, consisting of the continuing construction of the distribution center in Henderson County, Kentucky, maintenance capital requirements and information technology projects. In 2003, we broke ground on the construction of the Kentucky distribution center, primarily for the purpose of distributing footwear products in the United

States. This distribution center is expected to consist of approximately 450,000 square feet, cost an estimated $40 million to construct, and begin shipping products in 2005. As of March 31, 2004, capital expenditures incurred to date, including capitalized interest, for the Kentucky distribution center totaled approximately $19.8 million.

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

Management and our independent auditors regularly discuss with our audit committee each of our critical accounting estimates, and the development and selection of these accounting estimates and the disclosure about each estimate in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These discussions typically occur at our quarterly audit committee meetings and include the basis and methodology used in developing and selecting these estimates; the trends in and amounts of these estimates; specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.

Revenue Recognition

We record wholesale revenues and licensing income when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title generally passes upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale.

In some countries outside of the United States, predominantly where we sell directly in Western Europe, precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based on historical and expected delivery times by geographic location. We periodically test the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to four days. To date, we have found these estimates to be materially accurate.

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

Inventory and Product Warranty

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

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts and hedging transactions executed or modified after June 30, 2003. The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

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

Factors That May Affect Our Business and the Price of Our Common Stock

Our Business is Affected by Weather Conditions

Our business is adversely affected by unseasonal weather conditions. Sales of our outerwear and cold weather footwear are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of such products. For example, in certain prior years we believe unseasonably warm weather in the United States caused customers to delay, and in some cases reduce or cancel, orders for our outerwear, which had an adverse effect on our net sales and profitability. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring could have a material adverse effect on our results of operations and financial condition.

Our Sales and Earnings May be Adversely Affected by an Economic Downturn or Economic Uncertainty

Sales of our products are subject to substantial cyclical fluctuation. Consumer demand for our apparel and footwear, or our licensed products, may not reach our growth targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and Europe. Continuing weakness in the Japanese economy, for example, has limited growth opportunities in recent years, and a slower economy in the United States in 2002 and 2003 created additional uncertainties for our customers and our business. In addition, continued volatility in the global oil markets has resulted in rising fuel prices, which many shipping companies are passing on to their customers. Our shipping costs have continued to increase over the past several years, and we expect these increases to continue. Because we price our products to our customers in advance, we may not be able to pass these increased costs on to our customers. Our sensitivity to economic cyclicality and any related fluctuation in consumer demand and rising shipping costs could have a material adverse effect on our results of operations and financial condition.

Our International Operations Involve Many Risks

We are subject to many risks generally associated with doing business abroad, including foreign governmental regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts and U.S. military operations have increased the risks of doing business abroad. These factors, among others, could affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be materially and adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. The countries in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on us. We produce a significant portion of our products in China and Vietnam, and therefore adverse conditions in either country or adverse changes in that country’s trading status with the United States or with other sales markets could have a material adverse effect on our results of operations and financial condition.

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

Our Success Depends on Our Distribution Facilities and Systems

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). In the United States, we rely primarily on our distribution center in Portland, Oregon; in Canada, we rely primarily on our distribution center in Strathroy, Ontario; and in Europe we distribute our products through our distribution center in Cambrai, France. The implementation and performance of any new distribution facility is subject to many risks generally associated with transition and startup activities, including the risk that the new distribution facility may not successfully handle distribution activities. Our distribution facilities in the United States and France are highly automated, which means their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. Our operations could also be interrupted by disasters, such as earthquakes (which are known to occur in the Northwestern United States) or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that could be caused by significant disruptions in our distribution facilities.

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

Our Advance Purchases of Products May Result in Excess Inventories

To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place orders for our products with manufacturers prior to receiving all of our customers’ orders and maintain an inventory of various products that we anticipate will be in greater demand. We may not be able to sell the products we have ordered from manufacturers or that we have in our inventory. Customers are allowed to cancel an order prior to shipment with sufficient notice. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have a material adverse effect on our results of operations and financial condition.

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None.

Item 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Vice President and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Vice President and Chief Financial Officer

(b)	Reports on Form 8-K

A Form 8-K was filed on January 29, 2004, reporting the Company’s financial and operating results for the fourth quarter and fiscal year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: May 7, 2004	/s/ BRYAN L. TIMM
Bryan L. Timm
Vice President, Chief Financial Officer, and Authorized Officer