Form 10-Q
period 2004-06-30
COLUMBIA SPORTSWEAR CO
filed 2004-08-06
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of Common Stock outstanding on July 23, 2004 was 40,547,339.

COLUMBIA SPORTSWEAR COMPANY

June 30, 2004

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Current Assets:
Cash and cash equivalents	$284,655	$264,585
Accounts receivable, net of allowance of $6,385 and $8,852, respectively	138,517	206,024
Inventories (Note 3)	209,388	126,808
Deferred tax assets	17,211	17,442
Prepaid expenses and other current assets	7,669	5,371

Total current assets	657,440	620,230

Property, plant, and equipment, net	141,947	126,247
Intangibles and other assets (Note 4)	25,738	25,132
Goodwill	12,157	12,157

Total assets	$837,282	$783,766

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$88,545	$62,432
Accrued liabilities	38,434	43,789
Income taxes payable	2,599	8,069
Current portion of long-term debt	4,582	4,596

Total current liabilities	134,160	118,886

Long-term debt	15,802	16,335
Other liabilities	8,683	7,716

Total liabilities	158,645	142,937

Commitments and contingencies

Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 40,513 and 40,253 issued and outstanding, respectively	191,462	182,188
Retained earnings	466,058	435,364
Accumulated other comprehensive income (Note 5)	21,117	23,277

Total shareholders’ equity	678,637	640,829

Total liabilities and shareholders’ equity	$837,282	$783,766

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$171,102	$152,077	$377,772	$320,948
Cost of sales	97,871	87,358	210,658	179,485

Gross profit	73,231	64,719	167,114	141,463

Selling, general, and administrative expense	58,327	50,304	122,856	103,465
Net licensing income	(781)	(504)	(1,478)	(609)

Income from operations	15,685	14,919	45,736	38,607

Interest income	(1,278)	(730)	(2,256)	(1,352)
Interest expense	325	541	405	980

Income before income tax	16,638	15,108	47,587	38,979

Income tax expense	5,906	5,665	16,893	14,617

Net income (Note 5)	$10,732	$9,443	$30,694	$24,362

Earnings per share (Note 6):
Basic	$0.27	$0.24	$0.76	$0.61
Diluted	0.26	0.23	0.75	0.60

Weighted average shares outstanding:
Basic	40,469	39,926	40,394	39,848
Diluted	41,148	40,644	41,056	40,446

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Provided By (Used In) Operating Activities:
Net income	$30,694	$24,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,687	11,449
Loss on disposal of property, plant, and equipment	160	189
Deferred income taxes	1,258	89
Tax benefit from employee stock plans	2,525	4,229

Changes in operating assets and liabilities:
Accounts receivable	65,163	39,392
Inventories	(83,324)	(74,939)
Prepaid expenses and other current assets	(2,310)	(3,525)
Other assets	(17)	(307)
Accounts payable	28,841	6,384
Accrued liabilities	(5,882)	(10,601)
Income taxes payable	(6,120)	1,491
Other liabilities	188	—

Net cash provided by (used in) operating activities	40,863	(1,787)

Cash Provided by (Used in) Investing Activities:
Mountain Hardwear net assets acquired, net of cash	—	(29,865)
Capital expenditures	(26,647)	(3,851)
Proceeds from sale of property, plant, and equipment	8	6

Net cash used in investing activities	(26,639)	(33,710)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable	8,029	1,028
Repayments on notes payable	(8,029)	(2,953)
Repayment of Mountain Hardwear debt	—	(6,413)
Repayment of long-term debt	(516)	(463)
Proceeds from employee stock plans	6,749	8,017
Repurchase of unvested common stock	—	(498)

Net cash provided by (used in) financing activities	6,233	(1,282)

Net Effect of Exchange Rate Changes on Cash	(387)	926

Net Increase (Decrease) in Cash and Cash Equivalents	20,070	(35,853)
Cash and Cash Equivalents, Beginning of Period	264,585	194,670

Cash and Cash Equivalents, End of Period	$284,655	$158,817

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$400	$974
Cash paid during the period for income taxes	21,568	11,720

Supplemental Disclosures of Non-Cash Financing Activities:
Assumption of Mountain Hardwear debt	$—	$6,413

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2004 and the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Use of estimates:

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from these estimates and assumptions. Some of these estimates relate to revenue recognition, allowance for doubtful accounts, inventory, product warranty, and income taxes.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$10,732	$9,443	$30,694	$24,362
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,252	2,260	4,461	4,244

Pro forma net income	$8,480	$7,183	$26,233	$20,118

Earnings per share - basic
As reported	$0.27	$0.24	$0.76	$0.61
Pro forma	0.21	0.18	0.65	0.50
Earnings per share - diluted
As reported	$0.26	$0.23	$0.75	$0.60
Pro forma	0.21	0.18	0.64	0.50

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Product warranty:

Some of our products carry limited warranty provisions for defects in quality and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements. A summary of accrued warranties for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$8,633	$8,097	$8,642	$7,800
Charged to costs and expenses	879	841	2,156	2,157
Claims settled	(745)	(562)	(2,031)	(1,581)

Balance at end of period	$8,767	$8,376	$8,767	$8,376

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

Intangible assets acquired consist of $15.0 million for the trademark and trade names of Mountain Hardwear, $12.2 million for goodwill and $1.2 million related to patents. The $16.2 million of purchase price allocated to the trademark and trade names and patents was determined by management and in part, by a third party appraiser through established valuation techniques. The trademark and trade names and goodwill are not subject to amortization as these assets are deemed to have indefinite useful lives. Patents are subject to amortization over 17 years from the date filed with the U.S. Patent and Trademark Office. At the time of the acquisition, the remaining useful lives of these patents ranged from 13 to 15 years and the weighted average useful life was 14.3 years. These intangible assets will be reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

NOTE 3 - INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$4,363	$3,386
Work in process	20,871	3,692
Finished goods	184,154	119,730

	$209,388	$126,808

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

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	June 30, 2004		December 31, 2003
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,200	$(105)	$1,200	$(63)

Intangible assets not subject to amortization:
Trademarks and trade names	$21,971		$21,971
Goodwill	12,157		12,157

	$34,128		$34,128

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

NOTE 5 - COMPREHENSIVE INCOME

Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on derivative transactions. Comprehensive income, net of related tax effects, is as follows (in thousands):

	Three months ended June 30, 2004		Six months ended June 30, 2004
	2004	2003	2004	2003
Net income	$10,732	$9,443	$30,694	$24,362
Unrealized derivative holding gains (losses) arising during period, net of tax	(312)	(1,177)	1,480	(1,150)

Reclassification adjustment for gains (losses) included in net income	650	(181)	1,587	28

Net unrealized gain (loss) on derivative transactions	338	(1,358)	3,067	(1,122)
Foreign currency translation adjustments	(2,577)	7,824	(5,227)	12,622

Total comprehensive income	$8,493	$15,909	$28,534	$35,862

Accumulated other comprehensive income consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding gains (losses) on derivative transactions	Accumulated other comprehensive income (loss)
Balance at December 31, 2003	$25,741	$(2,464)	$23,277
Activity for the six months ended June 30, 2004	(5,227)	3,067	(2,160)

Balance at June 30, 2004	$20,514	$603	$21,117

NOTE 6 - EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted EPS for the three and six months ended June 30, 2004 and 2003. A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding, used in computing basic earnings per share	40,469	39,926	40,394	39,848

Effect of dilutive stock options	679	718	662	598

Weighted average common shares outstanding, used in computing diluted earnings per share	41,148	40,644	41,056	40,446

Earnings per share of common stock:
Basic	$0.27	$0.24	$0.76	$0.61
Diluted	0.26	0.23	0.75	0.60

Options to purchase an additional 13,000 and 1,500 shares of common stock were outstanding for the three months ended June 30, 2004 and 2003, respectively, and 16,500 and 46,000 shares of common stock were outstanding for the six months ended June 30, 2004 and 2003, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be antidilutive.

In June 2003, the Company repurchased 234,831 unvested shares of its common stock awarded to a former key employee under a Deferred Compensation Conversion Agreement (the “Agreement”). The repurchase cost was approximately $498,000 and was accounted for as a reduction to shareholders’ equity.

In April 2004, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. The Company had not repurchased any shares under this program as of June 30, 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales to unrelated entities:
United States	$105,939	$90,486	$221,197	$190,055
Canada	12,478	10,984	34,854	29,060
Europe	24,504	20,399	67,436	52,595
Other International	28,181	30,208	54,285	49,238

	$171,102	$152,077	$377,772	$320,948

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income (loss) before income tax:
United States	$8,977	$8,287	$24,357	$22,065
Canada	916	979	846	3,762
Europe	(249)	(1,111)	8,988	1,936
Other International	5,257	5,352	9,791	8,195
Interest income, net and eliminations	1,737	1,601	3,605	3,021

	$16,638	$15,108	$47,587	$38,979

	June 30, 2004	December 31, 2003
Total assets:
United States	$813,933	$729,533
Canada	66,666	69,184
Europe	154,956	163,514
Other International	56,960	46,985

	1,092,515	1,009,216

Eliminations	(255,233)	(225,450)

Total assets	$837,282	$783,766

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales to unrelated entities:
Outerwear	$40,789	$46,698	$81,231	$82,747
Sportswear	90,424	68,789	207,389	166,570
Footwear	30,721	28,323	69,106	57,986
Accessories	6,607	5,810	14,832	11,188
Equipment (1)	2,561	2,457	5,214	2,457

	$171,102	$152,077	$377,772	$320,948

(1)	The equipment product category was introduced with the acquisition of Mountain Hardwear and consists primarily of tents and sleeping bags.

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

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended, such financial instruments are marked to market with the offset to accumulated other comprehensive income and subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the three and six months ended June 30, 2004 and 2003.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report, including Items 1, 2 and 3 of Part I, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, access to raw materials and factory capacity, and financing and working capital requirements and resources.

These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described below under the heading “Factors That May Affect Our Business and the Price of Our Common Stock.”

We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Overview

Since our initial public offering in 1998, our net sales have steadily increased from $427.3 million in 1998 to $951.8 million in 2003, which equates to a compound annual growth rate of 17.4% for this period. Although we cannot predict with certainty any results on a prospective basis, we remain optimistic that we will continue to benefit from global market opportunities for each of our key product categories. To capitalize on these opportunities, we are committed to our four-pronged growth strategy of enhancing the retail productivity of our customers, leveraging the Columbia brand in international markets, further developing our existing merchandise categories and selectively broadening our retail distribution. With our well developed sourcing and distribution infrastructure, coupled with a proven design and product development teams, we believe that we are well positioned for future growth.

Highlights for the quarter ended June 30, 2004, compared to the same period in 2003, are as follows:

•	Net sales increased 12.5% to $171.1 million. Excluding changes in currency exchange rates, net sales increased 10.1% to $167.4 million.

•	Sales growth was achieved in each of our product categories except outerwear. The majority of our sales growth resulted primarily from increased sportswear sales in the United States, which was attributable to the strength of our sportswear product offerings, which in turn resulted in additional sales within existing sales channels and key accounts.

•	Net income increased 13.8% to $10.7 million, and diluted earnings per share increased to $0.26.

Results of Operations

Net income increased $1.3 million, or 13.8%, to $10.7 million for the second quarter of 2004 from $9.4 million for the comparable period in 2003. Diluted earnings per share increased $0.03 to $0.26 for the second quarter of 2004 from $0.23 for the second quarter of 2003.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.2	57.4	55.8	55.9

Gross profit	42.8	42.6	44.2	44.1

Selling, general and administrative expense	34.1	33.1	32.5	32.2

Net licensing income	(0.5)	(0.3)	(0.4)	(0.2)

Income from operations	9.2	9.8	12.1	12.1

Interest income, net	(0.6)	(0.1)	(0.5)	(0.1)

Income before income tax	9.8	9.9	12.6	12.2

Income tax expense	3.5	3.7	4.5	4.6

Net income	6.3%	6.2%	8.1%	7.6%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Sales: Consolidated net sales increased 12.5% to $171.1 million for the second quarter of 2004 from $152.1 million for the comparable period in 2003. Net sales growth was predominately the result of increased sales of sportswear in the United States.

Net sales growth was realized in each major international geographic region in which we operate except our international distributor markets, a component of Other International, which decreased primarily due to the timing of fall 2004 product shipments. On an international basis, net sales growth was led by our European business, followed by our Canadian and other international businesses (excluding our international distributor markets).

Net sales growth was attributable to an increase in unit sales volume across all geographic regions except our international distributor markets. From a product category perspective, unit sales volumes increased for sportswear and footwear, but decreased for outerwear, accessories and equipment. We continued to experience a shift in our sales product mix as sales of sportswear grew faster than our other product categories. Net sales from outerwear decreased $5.9 million, or 12.6%, to $40.8 million for the second quarter of 2004 from $46.7 million for the comparable period in 2003. The decrease in second quarter outerwear shipments was partially attributable to weakness in the youth outerwear category. Outerwear sales also decreased due to a shift in the timing of fall 2004 product shipments from the second quarter to the third quarter of this year. Outerwear sales decreased in each of our geographic markets except Europe. Net sales growth was led by sportswear, followed by footwear, accessories and equipment.

Net sales from sportswear increased $21.6 million, or 31.4%, to $90.4 million for the second quarter of 2004 from $68.8 million for the comparable period in 2003. Sportswear sales growth was realized across all product lines, with particular strength in the Outdoor Issue and GRT product lines. Sportswear sales growth was led by the United States followed by Europe, other international markets and Canada.

Net sales from footwear increased $2.4 million, or 8.5%, to $30.7 million for the second quarter of 2004 from $28.3 million for the comparable period in 2003. The footwear sales growth primarily resulted from an increase in sales of warm weather footwear. Footwear sales growth was led by Europe, followed by Canada and the United States.

Net sales from accessories increased $0.8 million, or 13.8%, to $6.6 million for the second quarter of 2004 from $5.8 million for the comparable period in 2003. Sales growth for accessories was primarily the result of increased sales in our other international markets. Europe and Canada also contributed to accessories sales growth.

Net sales from equipment increased $0.1 million, or 4.0%, to $2.6 million for the second quarter of 2004 from $2.5 million for the second quarter of 2003. Equipment sales were generated from Mountain Hardwear predominately in the United States.

Net sales in the United States increased $15.4 million, or 17.0%, to $105.9 million for the second quarter of 2004 from $90.5 million for the comparable period in 2003. The increase in domestic net sales was the result of increased sales from sportswear, footwear and equipment partially offset by decreases in outerwear and accessories. The increase in sportswear sales drove our domestic and worldwide sales growth for the quarter. Sportswear sales growth in the United States was primarily attributable to increased sales within existing sales channels and key accounts.

Europe’s net sales increased $4.1 million, or 20.1%, to $24.5 million for the second quarter of 2004 from $20.4 million for the comparable period in 2003. Excluding changes in currency exchange rates, Europe’s net sales increased 9.9%. Although sales growth was realized across all product categories in Europe for the second quarter of 2004, increases in sales were predominately attributable to sportswear and footwear. Sales growth for these two categories was primarily due to increased sales with Europe’s existing key accounts.

Canada’s net sales increased $1.5 million, or 13.6%, to $12.5 million for the second quarter of 2004 from $11 million for the comparable period in 2003. Excluding changes in currency exchange rates, Canada’s net sales increased 7.9%. Net sales growth was led by footwear, followed by sportswear and outerwear, partially offset by a decrease in outerwear sales. Canada’s sales growth was largely the result of establishing new customer relationships.

Net sales from other international geographies including Japan, Korea and our international distributor channel decreased $2.0 million, or 6.6%, to $28.2 million for the second quarter of 2004 from $30.2 million for the comparable period in 2003. Excluding changes in currency exchange rates, other international sales decreased 10.0%. The decrease in other international sales was primarily the result of a shift in the timing of fall 2004 product shipments to our international distributors from the second quarter to the third quarter, the majority of which were to our Russian distributor, which accounts for the largest part of our international distributor business. From a product category perspective, footwear and outerwear sales decreased while sportswear, accessories and equipment increased. The decrease in footwear sales was due to a decrease in fall 2004 coldweather footwear shipments resulting from unseasonably warm weather in Russia in 2003, while the decrease in outerwear sales was due to timing of shipments from the second to the third quarter. We expect sales growth in our international distributor channel for the full year of 2004.

Gross Profit: Gross profit, as a percentage of net sales, was 42.8% for the second quarter of 2004 compared to 42.6% for the comparable period in 2003. Excluding the negative purchase accounting effect of marking the Mountain Hardwear inventory to market value in connection with our acquisition of Mountain Hardwear, gross margin for the second quarter of 2004 would have been 42.9% compared to 43.1% for the comparable period in 2003. The decrease in gross margin was largely the result of a shift in our product sales mix, partially offset by improved margins from our international distributor markets, improved close-out sale margins and favorable impacts from changes in currency exchange rates.

The decrease in gross margin resulting from the shift in product sales mix arose from a change in the proportion of products selling at higher gross margins compared to those selling at lower margins. From a product category perspective, we sold a greater proportion of lower margin sportswear product for the second quarter of 2004 than for the comparable period in 2003. Similarly, as a proportion of net sales, we sold less higher margin outerwear product for the second quarter of 2004 than for the comparable period in 2003. For the second quarter of 2004, outerwear sales represented 23.8% of net sales compared to 30.7% of net sales for the second quarter of 2003 while sportswear increased to 52.8% in the second quarter of this year from 45.2% for the second quarter last year.

In addition to the shift in product sales mix from our higher margin outerwear product category to our lower margin sportswear and footwear product categories, our margins have also been negatively affected by shifts in product sales mix within each of our product categories. For the remainder of 2004, we anticipate the shift in product sales mix will continue to exert pressure on our gross margin.

Our gross margin may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of sales. Some companies such as ours, however, have chosen to include these expenses as a component of selling, general and administrative expense.

Selling, General and Administrative Expense: Selling, general and administrative (“SG&A”) expense includes all costs associated with our design, marketing, distribution and corporate functions, including depreciation and amortization. Our quarterly report for the quarter ended June 30, 2003 and prior periods included net licensing income as an offset to SG&A expense. For the purposes of this quarterly report for the quarter ended June 30, 2004 and our annual report for the year ended December 31, 2003, net licensing income is presented as a separate line item in our consolidated statement of operations for each period presented.

SG&A expense increased $8.0 million, or 15.9%, to $58.3 million for the second quarter of 2004 from $50.3 million for the comparable period in 2003. Excluding changes in currency exchange rates, SG&A expense increased $6.7 million, or 13.3%. Selling expenses increased due to the increased level of direct sales and associated commissions, and increased marketing costs for the quarter.

The increase in general and administrative expense was primarily due to an increase in personnel related costs, partially offset by a decrease in depreciation expense. The increase in personnel costs was due to an expansion of our product offerings and additional costs to support the higher level of sales and anticipated sales growth. Depreciation and amortization totaled $4.1 million for the second quarter of 2004 compared to $5.9 million for the comparable period in 2003. The decrease was primarily related to some assets in the United States becoming fully depreciated.

As a percentage of net sales, SG&A expense increased to 34.1% for the second quarter of 2004 from 33.1% for the comparable period in 2003. We expect that, as a result of our initiatives to continue our global expansion, as a percentage of net sales, 2004 SG&A expense will be comparable to 2003 SG&A expense.

Net Licensing Income: As our licensees have gained momentum in the marketplace with the sale of our branded products, our licensing arrangements have been highly profitable for the company. Although net licensing income is not a significant income driver, beginning in 2003 net licensing income was presented as a separate line item in our consolidated statement of operations for all years presented, whereas it historically had been presented as an offset to SG&A expense.

We derive net licensing income from income that we earn through licensing our trademarks across a range of categories that complement our current product offerings. For the second quarter of 2004, we recognized licensing income from twelve licensees. Products distributed by the licensees included socks, bags, packs, leather outerwear, eyewear, watches, camping gear, and other accessories.

Net licensing income increased $0.3 million, or 60.0%, to $0.8 million for the second quarter of 2004 from $0.5 million for the comparable period in 2003. Licensing income was led by bags and packs, followed by Columbia licensed camping gear and socks.

Interest (Income) Expense, Net: Interest income increased to $1.3 million for the second quarter of 2004 from $0.7 million for the comparable period in 2003. The increase in interest income was due to the higher cash balance and higher interest rate environment compared to the same period in 2003. Interest expense decreased to $0.3 million for the second quarter of 2004 from $0.5 million for the comparable period in 2003. The decrease in interest expense was primarily attributable to an increase in capitalized interest related to the construction of the distribution center in Henderson County, Kentucky, and repayments of short-term notes payable and long-term debt.

Income Tax Expense: The provision for income taxes increased to $5.9 million for the second quarter of 2004 from $5.7 million for the comparable period in 2003. The reduction in the annual estimated effective tax rate from 37.5% to 35.5% was due to several factors, including changes in the geographic mix of taxable income, as our international growth rates exceeded our domestic growth rates, and expected reductions in our overall state income tax expense.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Sales: Consolidated net sales increased 17.7% to $377.8 million for the six months ended June 30, 2004 from $320.9 million for the comparable period in 2003. Net sales growth was predominately the result of increased sales of sportswear within the United States. Increased footwear and sportswear sales in Europe also contributed to our net sales growth. In the first six months of the year, the majority of our sales consist of spring sportswear, rather than outerwear and footwear.

Net sales growth was realized in each major international geographic region in which we operate except our international distributor markets, which decreased due to the timing of fall 2004 product shipments. On an international basis, net sales growth was led by our European business, followed by our Canadian and other international businesses (excluding our international distributor markets).

Net sales growth was attributable to an increase in unit sales volume across all geographic markets and product categories. Unit sales volume growth was led by sportswear, followed by footwear, accessories, equipment and outerwear. Net sales growth was led by sportswear, followed by footwear, accessories and equipment. Outerwear net sales decreased slightly for the six months ended June 30, 2004; however we expect outerwear net sales growth for the full year of 2004.

We continued to experience a shift in our product sales mix as sales of sportswear and footwear grew faster than outerwear. This was expected due to the heavy concentration of sportswear sales during the spring season. Net sales from outerwear decreased $1.5 million, or 1.8%, to $81.2 million from $82.7 million for the comparable period in 2003. The decrease in net sales from outerwear was led by the United States followed by Canada partially offset by an increase in outerwear sales in Europe and other international markets. The decrease in outerwear sales in the United States was partially attributable to weakness in the youth outerwear category as well as a shift in the timing of fall 2004 product shipments from the second quarter to the third quarter of this year as customers began taking some product delivery closer to market need.

Net sales from sportswear increased $40.8 million, or 24.5%, to $207.4 million from $166.6 million for the comparable period in 2003. Sportswear sales growth was led by the United Sales followed by Europe, Canada and other international markets. Sportswear sales growth in the United States was primarily attributable to increased sales within existing sales channels and to key accounts. Sales growth in Europe was also attributable to increased sales to existing key accounts.

Net sales from footwear increased $11.1 million, or 19.1%, to $69.1 million from $58.0 million for the comparable period in 2003. Footwear sales growth was led by Europe followed by Canada and the United States. Footwear sales growth was primarily the result of increased sales of warm weather footwear.

Net sales from accessories increased $3.6 million, or 32.1%, to $14.8 million from $11.2 million for the comparable period in 2003. Sales growth for accessories was primarily the result of increased sales in our other international markets and the United States. Europe and Canada also contributed to accessories sales growth.

Net sales from equipment were $5.3 million for the six months ended June 30, 2004. Comparable data is not presented for 2003 since this product category was added as part of our acquisition of Mountain Hardwear in April of 2003.

Net sales in the United States increased $31.2 million, or 16.4%, to $221.2 million from $190.0 million for the comparable period in 2003. Excluding Mountain Hardwear, domestic net sales increased 12.1%. The increase in domestic net sales was the result of increased sales of sportswear, equipment, accessories and footwear.

Europe’s net sales increased $14.8 million, or 28.1%, to $67.4 million from $52.6 million for the comparable period in 2003. Excluding changes in currency exchange rates, Europe’s net sales increased 12.7%. Sales growth was achieved across all product categories in Europe for the six months ended June 30, 2004. Footwear led Europe’s sales growth followed by sportswear, outerwear, and accessories.

Canada’s net sales increased $5.8 million, or 19.9%, to $34.9 million from $29.1 million for the comparable period in 2003. Excluding changes in currency exchange rates, Canada’s net sales increased 8.1%. Net sales growth was led by footwear followed by sportswear and accessories. Net sales from outerwear decreased slightly for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Net sales from other international geographies including Japan, Korea and our international distributors increased $5.1 million, or 10.4%, to $54.3 million from $49.2 million for the comparable period in 2003. Excluding changes in currency exchange rates, other international sales increased 6.2%. Net sales growth was led by sportswear followed by accessories, outerwear and equipment. Net sales from footwear decreased for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, primarily due to a decrease in fall 2004 cold weather footwear shipments resulting from unseasonably warm winter weather in Russia in 2003.

Gross Profit: Gross profit, as a percentage of net sales, increased to 44.2% for the six months ended June 30, 2004 from 44.1% for the comparable period in 2003. Excluding the negative purchase accounting effect of marking the Mountain Hardwear inventory to market value in connection with our acquisition of Mountain Hardwear, gross margin for both the six months ended June 30, 2004 and June 30, 2003 would have been 44.3%. Although our gross margin, excluding the Mountain Hardwear mark-to-market adjustments, for the six months ended June 30, 2004 was consistent with the gross margin of a year ago, several other factors also affected our gross margin including a shift in product sales mix, which had a negative impact on margins, improved margins from our international distributor markets, improved close-out sales margins and favorable impacts from changes in currency exchange rates.

A shift in product sales mix from our higher margin outerwear products to our lower margin products such as sportswear and footwear had an unfavorable effect on gross margin. In general, our outerwear products carry higher gross margins followed by our accessories, sportswear and footwear products. In addition to the shift in product sales mix from our higher margin outerwear product category to our lower margin sportswear and footwear product categories, our gross margin has also been negatively affected by shifts in product sales mix within each of our product categories. For the remainder of 2004, we anticipate the shift in product sales mix will continue to exert pressure on our gross margin.

Our gross margin may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of sales. Some companies such as ours, however, have chosen to include these expenses as a component of selling, general and administrative expense.

Selling, General and Administrative Expense: SG&A expense increased $19.3 million, or 18.6%, to $122.8 million from $103.5 million for the comparable period in 2003. Excluding changes in currency exchange rates, SG&A expense increased $15.4 million, or 14.9%. Selling expense, including commissions and advertising, increased in line with sales growth.

The increase in general and administrative expense was primarily due to increases in personnel related costs and travel expenses, partially offset by a decrease in depreciation expense. The increase in personnel costs was due to an expansion of our product offerings and additional costs to support the higher level of sales and anticipated sales growth. Depreciation and amortization totaled $9.4 million for the six months ended June 30, 2004 compared to $11.4 million for the comparable period in 2003. The decrease was primarily related to some assets in the United States becoming fully depreciated.

As a percentage of net sales, SG&A expense increased to 32.5% for the six months ended June 30, 2004 from 32.2% for the comparable period in 2003. We expect that, as a result of our initiatives to continue our global expansion, as a percentage of net sales, 2004 SG&A expense will be comparable to 2003 SG&A expense.

Net Licensing Income: Net licensing income increased $0.9 million, or 150.0%, to $1.5 million from $0.6 million for the comparable period in 2003. Licensing income was led by Columbia licensed camping gear, followed by bags and packs and socks. For the six months ended June 30, 2004, we recognized licensing income from twelve licensees. Products distributed by the licensees included socks, bags, packs, leather outerwear, eyewear, watches, camping gear and other accessories.

Interest (Income) Expense, Net: Interest income increased to $2.3 million for the six months ended June 30, 2004 from $1.4 million for the comparable period in 2003. The increase in interest income was due to the higher cash balance and higher interest rate environment compared to the same period in 2003. Interest expense decreased to $0.4 million for the six months ended June 30, 2004 from $1.0 million for the comparable period in 2003. The decrease in interest expense was primarily attributable to an increase in capitalized interest related to the construction of the distribution center in Henderson County, Kentucky, and repayments of short-term notes payable and long-term debt.

Income Tax Expense: The provision for income taxes increased to $16.9 million for the six months ended June 30, 2004 from $14.6 million for the comparable period in 2003. The reduction in the annual estimated effective tax rate from 37.5% to 35.5% was due to several factors, including changes in the geographic mix of taxable income, as our international growth rates exceeded our domestic growth rates, and expected reductions in our overall state income tax expense.

Seasonality of Business

Our business is affected by the general seasonal trends common to the outdoor apparel industry, with sales and profits highest in the third calendar quarter. Our products are marketed on a seasonal basis, with a product sales mix weighted substantially toward the fall season. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The sale of our products is subject to substantial cyclical fluctuation and impacts from unseasonal weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on our results of operations, cash flows and financial position.

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and the continued growth of the business. At June 30, 2004, we had total cash equivalents of $284.7 million compared to $264.6 million at December 31, 2003. Cash provided by operating activities was $40.9 million for the six months ended June 30, 2004 compared to cash used in operating activities of $1.8 million for the comparable period in 2003. This change was primarily due to an increase in cash receipts, an increase in accounts payable and an increase in earnings partially offset by an increase in inventory attributed to the current fall season.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash used in investing activities was $26.6 million for the six months ended June 30, 2004 and $33.7 million for the comparable period in 2003. The decrease was primarily due to the acquisition of Mountain Hardwear in the 2003 period for $29.9 million, net of cash acquired, partially offset by an increase in capital expenditures of $22.8 million in the 2004 period primarily related to the construction of the distribution center in Kentucky.

Cash provided by financing activities was $6.2 million for the six months ended June 30, 2004 compared to cash used in financing activities of $1.3 million for the comparable period in 2003. For the 2004 period, net cash provided by financing activities was primarily due to proceeds from the sale of stock under employee stock plans of $6.7 million, partially offset by the repayment of long-term debt of $0.5 million. For the 2003 period, net cash used in financing activities was primarily for the repayment of Mountain Hardwear debt of $6.4 million and the repayment of notes payable of $1.9 million, offset by proceeds from the sale of stock under employee stock plans of $8.0 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $30 million to $75 million, of which $5 million to $50 million is committed. As of June 30, 2004, no balances were outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place that we guarantee with a combined limit of approximately $86.4 million at June 30, 2004. There were no balances outstanding under these lines of credit at June 30, 2004.

Additionally, we maintain unsecured import lines of credit with a combined limit of approximately $325 million at June 30, 2004, available for issuing documentary letters of credit. At June 30, 2004, outstanding letters of credit totaled $223.5 million.

As we continue our investment in global infrastructure to support our growth, we anticipate that capital expenditures for 2004 will total approximately $45 million, consisting of the continuing construction of the distribution center in Kentucky, maintenance capital requirements and information technology projects. In 2003, we broke ground on the construction of the Kentucky distribution center, primarily for the purpose of distributing footwear products in the United States. To date in 2004, we have incurred approximately $26.6 million in capital expenditures.

Although the Kentucky distribution center will be constructed primarily to support our footwear products, it was designed and engineered to support other product lines as well. The facility will improve our proximity to major footwear customers and, we believe, will facilitate reorders. We expect to fund these capital expenditures with existing cash and cash provided by operations. If the need arises for additional expenditures, we may need to seek additional funding. Our ability to obtain additional credit facilities will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. There is no assurance that financing will be available on terms that are acceptable or favorable to us, if at all.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Some of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for doubtful accounts receivable, and inventory valuation.

Management and our independent auditors regularly discuss with the audit committee of our Board of Directors each of our critical accounting estimates, and the development and selection of these accounting estimates and the disclosure about each estimate in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These discussions typically occur at our quarterly audit committee meetings and include the basis and methodology used in developing and selecting these estimates; the trends in and amounts of these estimates; specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.

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

Upon shipment, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims that have ranged from approximately one to two percent of sales. Actual returns and claims in any future period, however, are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims were significantly greater or lower than the reserves that had been established, we would record a reduction or increase to net revenues in the period in which we made such a determination.

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates for the uncollectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and we make judgments about the credit worthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, current economic trends, and changes in customer payment terms. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers was to deteriorate, resulting in their inability to make payments, a larger allowance could be required. If we determine a smaller or larger allowance is appropriate, we would record a credit or a charge to SG&A expense in the period in which we made the determination.

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

Factors That May Affect Our Business and the Price of Our Common Stock

Our Business is Affected by Weather Conditions

Our business is adversely affected by unseasonal weather conditions. Sales of our outerwear and cold weather footwear are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. For example, in the past we believe unseasonably warm weather in the United States caused customers to delay, and in some cases reduce or cancel, orders for our outerwear, which had an adverse effect on our net sales and profitability. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring could have a material adverse effect on our results of operations and financial condition.

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

Our International Operations Involve Many Risks

We are subject to many risks generally associated with doing business abroad, including foreign governmental laws and regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts and U.S. military operations have increased the risks of doing business abroad. These factors, among others, could affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be materially and adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. The countries in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on us. We produce a significant portion of our products in China and Vietnam, and therefore adverse conditions in either country or adverse changes in that country’s trading status with the United States or with other sales markets could have a material adverse effect on our results of operations and financial condition.

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

Our Success Depends on Our Use of Proprietary Rights

Our registered and common law trademarks have significant value and are important to our ability to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. From time to time, we discover products that are counterfeit reproductions of our products, design “knock offs,” or otherwise infringe on our proprietary rights. Counterfeiting activities typically increase as brand recognition increases, especially in markets outside the United States. If we are unsuccessful in challenging a party’s products on the basis of trademark or design infringement, continued sales of these products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. Additionally, in markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to successfully challenge use of those rights by other parties. Actions or decisions in the management of our intellectual property portfolio may affect the strength of the brand, which may in turn have a material adverse effect on our results of operations and financial condition.

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

We have begun construction of a new distribution center in Kentucky, which we will own and operate. We anticipate that the new facility will be operational in 2005. Our ability to complete a new facility is subject to a number of risks and uncertainties, including our ability to construct and integrate a new facility with existing operations in a timely manner, the availability of labor, raw materials and other inputs on anticipated terms and our ability to obtain any necessary governmental approvals.

Our Success Depends on Our Information Systems

Our business is increasingly reliant on information technology. Information systems are used in all stages of our production cycle, from design to distribution, and are used as a method of communication between employees, our subsidiaries overseas, as well as our customers. System failures or service interruptions may occur as the result of a number of factors, including computer viruses, hacking or other unlawful activities by third parties, or failure to properly protect, repair or maintain systems. Any service interruption of critical business information systems may have a material adverse affect on our results of operations and financial condition.

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

We Depend on Independent Manufacturers to Make Our Products and Meet Customer Expectations

Our products are produced by independent manufacturers worldwide. We do not operate or own any production facilities. Although we enter into a number of purchase order commitments each season, we do not have long-term contracts with some manufacturers. We therefore face risks that manufacturing operations will fail to perform as expected or that our competitors will gain production or quota capacities that we need for our business. If a manufacturer fails to ship orders in a timely manner or to meet our standards, we could miss delivery requirements, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our business. Reliance on independent manufacturers also creates quality control risks. A failure in our quality control program could result in diminished product quality, which may have a material adverse affect on our results of operations and financial condition.

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

We Depend on Key Personnel

Our future success will depend in part on the continued service of key personnel, particularly Timothy Boyle, our President and Chief Executive Officer, and Gertrude Boyle, our Chairman and widely recognized advertising spokesperson. Our future success will also depend on our ability to attract and retain key managers, designers, sales people and others. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors in and around Portland, Oregon (including Nike and adidas-Salomon). We may not be able to attract or retain these employees, and our failure to do so could have a material adverse effect on our results of operations and financial condition.

Our Business Is Affected by Seasonality and Fluctuations in Operating Results

Our results of operations have fluctuated and are likely to fluctuate significantly from period to period. Our products are marketed on a seasonal basis, with a product sales mix now weighted substantially toward the fall season. Our results of operations for the quarter ended September 30 in the past have been much stronger than the results for the other quarters. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, availability of import quotas and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of factors that are beyond our control, including shifts in product sales mix, geographic sales trends, and currency exchange rate fluctuations, all of which we expect to continue as we expand our product offerings and geographic penetration. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

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

Insiders Control a Majority of Our Common Stock and Could Sell Shares

Timothy Boyle, Gertrude Boyle and Sarah Bany (Gertrude Boyle’s daughter and a member of our Board of Directors), beneficially own a majority of our common stock. As a result, if acting together, they are able to effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these three insiders are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

None.

Item 4 – SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on May 13, 2004. The following matters were submitted to a vote of shareholders, with the results as follows:

1.	Election of eight directors to serve until the next annual meeting and until their respective successors are elected and qualified:

	For	Withheld
Gertrude Boyle	39,407,930	356,559
Timothy P. Boyle	39,191,221	573,268
Sarah Bany	39,419,333	345,156
Murrey R. Albers	38,961,647	802,842
Stephen E. Babson	39,055,898	708,591
Edward S. George	39,233,679	530,810
Walter T. Klenz	38,764,860	999,629
John Stanton	39,324,808	439,681

2.	Approval of the amendment to the Company’s 1997 Stock Incentive Plan. The shareholders adopted, by the votes indicated below, an amendment to the 1997 Stock Incentive Plan to increase the number of shares reserved for issuance from 5,400,000 to 7,400,000:

For	Against	Abstentions	Broker Non-Votes
34,801,851	3,008,646	10,658	1,943,334

3.	Re-approval of the Company’s Executive Incentive Compensation Plan:

For	Against	Abstentions	Broker Non-Votes
39,220,041	530,773	13,675	—

4.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent outside auditor for the fiscal year ending December 31, 2004:

For	Against	Abstentions	Broker Non-Votes
39,231,228	527,751	5,510	—

Item 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Vice President and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Vice President and Chief Financial Officer

(b)	Reports on Form 8-K

A Form 8-K was filed on April 29, 2004, reporting the Company’s financial and operating results for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: August 6, 2004	/s/ BRYAN L. TIMM
Bryan L. Timm
Vice President and Chief Financial Officer