Form 10-Q
period 2004-09-30
COLUMBIA SPORTSWEAR CO
filed 2004-11-04
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of Common Stock outstanding on October 22, 2004 was 39,939,657.

COLUMBIA SPORTSWEAR COMPANY

September 30, 2004

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$123,344	$264,585
Accounts receivable, net of allowance of $9,562 and $8,852, respectively	374,696	206,024
Inventories (Note 3)	194,381	126,808
Deferred tax assets	17,746	17,442
Prepaid expenses and other current assets	10,363	5,371

Total current assets	720,530	620,230

Property, plant, and equipment, net	150,089	126,247
Intangibles and other assets (Note 4)	26,061	25,132
Goodwill (Note 4)	12,157	12,157

Total assets	$908,837	$783,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$71,291	$62,432
Accrued liabilities	55,754	43,789
Income taxes payable	34,762	8,069
Current portion of long-term debt	4,571	4,596

Total current liabilities	166,378	118,886

Long-term debt	11,714	16,335
Other liabilities	8,110	7,716

Total liabilities	186,202	142,937

Commitments and contingencies

Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 39,970 and 40,253 issued and outstanding, respectively	160,292	182,188
Retained earnings	534,631	435,364
Accumulated other comprehensive income (Note 5)	27,712	23,277

Total shareholders’ equity	722,635	640,829

Total liabilities and shareholders’ equity	$908,837	$783,766

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$415,759	$373,409	$793,531	$694,357
Cost of sales	219,371	194,592	430,029	374,077

Gross profit	196,388	178,817	363,502	320,280

Selling, general, and administrative expense	92,689	78,748	215,545	182,213
Net licensing income	(1,594)	(678)	(3,072)	(1,287)

Income from operations	105,293	100,747	151,029	139,354

Interest income	(1,142)	(758)	(3,398)	(2,110)
Interest expense	120	906	525	1,886

Income before income tax	106,315	100,599	153,902	139,578

Income tax expense	37,742	37,027	54,635	51,644

Net income (Note 5)	$68,573	$63,572	$99,267	$87,934

Earnings per share (Note 6):
Basic	$1.70	$1.59	$2.46	$2.20
Diluted	1.68	1.56	2.42	2.17

Weighted average shares outstanding :
Basic	40,254	39,984	40,347	39,894
Diluted	40,895	40,781	40,977	40,540

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Provided By (Used In) Operating Activities:
Net income	$99,267	$87,934
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,082	17,316
(Gain) loss on disposal of property, plant, and equipment	269	(88)
Deferred income taxes	(1,315)	(4,541)
Tax benefit from employee stock plans	3,407	5,275
Changes in operating assets and liabilities:
Accounts receivable	(167,373)	(151,330)
Inventories	(66,686)	(58,271)
Prepaid expenses and other current assets	(4,993)	(699)
Other assets	(442)	(232)
Accounts payable	10,464	(395)
Accrued liabilities	12,000	10,243
Income taxes payable	26,263	33,763
Other liabilities	870	—

Net cash used in operating activities	(74,187)	(61,025)

Cash Provided by (Used in) Investing Activities:
Mountain Hardwear net assets acquired, net of cash	—	(29,865)
Capital expenditures	(38,462)	(7,166)
Proceeds from sale of property, plant, and equipment	28	88

Net cash used in investing activities	(38,434)	(36,943)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable	8,201	2,781
Repayments on notes payable	(8,201)	(12,727)
Repayment of Mountain Hardwear debt	—	(6,413)
Repayment of long-term debt	(4,588)	(4,505)
Proceeds from employee stock plans	9,905	10,274
Repurchase of common stock	(35,208)	(498)

Net cash used in financing activities	(29,891)	(11,088)

Net Effect of Exchange Rate Changes on Cash	1,271	268

Net Decrease in Cash and Cash Equivalents	(141,241)	(108,788)
Cash and Cash Equivalents, Beginning of Period	264,585	194,670

Cash and Cash Equivalents, End of Period	$123,344	$85,882

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$567	$1,782
Cash paid during the period for income taxes	27,790	16,475

Supplemental Disclosures of Non-Cash Financing Activities:
Assumption of Mountain Hardwear debt	$—	$6,413

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Stock-based compensation:

The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” No stock-based employee compensation cost is reflected in net income because all options granted under those plans had an exercise price no less than the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$68,573	$63,572	$99,267	$87,934
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,447	2,236	6,908	6,026

Pro forma net income	$66,126	$61,336	$92,359	$81,908

Earnings per share - basic
As reported	$1.70	$1.59	$2.46	$2.20
Pro forma	1.64	1.53	2.29	2.05
Earnings per share – diluted
As reported	$1.68	$1.56	$2.42	$2.17
Pro forma	1.62	1.50	2.25	2.02

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Product warranty:

Some of our products carry limited warranty provisions for defects in quality and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements. A summary of accrued warranties for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$8,767	$8,376	$8,642	$7,800
Charged to costs and expenses	618	783	2,774	2,940
Claims settled	(374)	(353)	(2,405)	(1,934)

Balance at end of period	$9,011	$8,806	$9,011	$8,806

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

Intangible assets acquired consist of $15.0 million for the trademark and trade names of Mountain Hardwear, $12.2 million for goodwill and $1.2 million for patents. The $16.2 million of purchase price allocated to the trademark and trade names and patents was determined by management and, in part, by a third party appraiser through established valuation techniques. The trademark and trade names and goodwill are not subject to amortization as these assets are deemed to have indefinite useful lives. Patents are subject to amortization over 17 years from the date filed with the U.S. Patent and Trademark Office. At the time of the acquisition, the remaining useful lives of these patents ranged from 13 to 15 years and the weighted average useful life was 14.3 years. These intangible assets will be reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

NOTE 3 - INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$3,256	$3,386
Work in process	8,546	3,692
Finished goods	182,579	119,730

	$194,381	$126,808

NOTE 4 - INTANGIBLE ASSETS AND GOODWILL

The Company adopted SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, certain intangible assets with indefinite useful lives are no longer being amortized and are periodically evaluated for impairment. Certain intangible assets that are determined to have definite lives continue to be amortized over their useful lives. The Company reviews and tests its goodwill and intangible assets for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	September 30, 2004		December 31, 2003
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,200	$(126)	$1,200	$(63)

Intangible assets not subject to amortization:
Trademarks and trade names	$21,971		$21,971
Goodwill	12,157		12,157

	$34,128		$34,128

Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be $0.1 million in each of 2004, 2005, 2006, 2007 and 2008.

Other non-current assets totaled $3.0 million at September 30, 2004 and $2.0 million at December 31, 2003.

NOTE 5 - COMPREHENSIVE INCOME

Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on derivative transactions. Comprehensive income, net of related tax effects, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$68,573	$63,572	$99,267	$87,934
Unrealized derivative holding gains (losses) arising during period, net of tax	(913)	2,600	567	1,450
Reclassification adjustment for gains (losses) included in net income	962	(91)	2,549	(63)

Net unrealized gain on derivative transactions	49	2,509	3,116	1,387
Foreign currency translation adjustments	6,546	2,335	1,319	14,957

Total comprehensive income	$75,168	$68,416	$103,702	$104,278

Accumulated other comprehensive income consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding gains (losses) on derivative transactions	Accumulated other comprehensive income
Balance at December 31, 2003	$25,741	$(2,464)	$23,277
Activity for the nine months ended September 30, 2004	1,319	3,116	4,435

Balance at September 30, 2004	$27,060	$652	$27,712

NOTE 6 - EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted EPS for the three and nine months ended September 30, 2004 and 2003. A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding, used in computing basic earnings per share	40,254	39,984	40,347	39,894
Effect of dilutive stock options	641	797	630	646

Weighted average common shares outstanding, used in computing diluted earnings per share	40,895	40,781	40,977	40,540

Earnings per share of common stock:
Basic	$1.70	$1.59	$2.46	$2.20
Diluted	1.68	1.56	2.42	2.17

Options to purchase an additional 18,000 and -0- shares of common stock were outstanding for the three months ended September 30, 2004 and 2003, respectively, and 24,950 and 48,210 shares of common stock were outstanding for the nine months ended September 30, 2004 and 2003, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be antidilutive.

In June 2003, the Company repurchased 234,831 unvested shares of its common stock awarded to a former key employee under a Deferred Compensation Conversion Agreement. The repurchase cost was approximately $498,000 and was accounted for as a reduction to shareholders’ equity.

In April 2004, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. At September 30, 2004, the Company had repurchased 653,535 shares under this program at an aggregate purchase price of $35.2 million.

NOTE 7- SEGMENT INFORMATION

The Company operates in one industry segment: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, footwear, accessories and equipment.

The geographic distribution of the Company’s net sales, income before income tax, and identifiable assets are summarized in the following tables (in thousands). In addition to the geographic distribution of net sales, the Company’s net sales by major product line are also summarized below. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales to unrelated entities:
United States	$264,385	$249,835	$485,582	$439,890
Canada	49,539	49,361	84,393	78,421
Europe	58,801	45,654	126,237	98,249
Other International	43,034	28,559	97,319	77,797

	$415,759	$373,409	$793,531	$694,357

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income before income tax:
United States	$74,483	$82,846	$98,840	$104,910
Canada	11,881	12,019	12,727	15,781
Europe	10,814	3,403	19,802	5,340
Other International	7,255	4,500	17,046	12,695
Interest income, net and eliminations	1,882	(2,169)	5,487	852

	$106,315	$100,599	$153,902	$139,578

	September 30, 2004	December 31, 2003
Total assets:
United States	$849,400	$729,533
Canada	86,239	69,184
Europe	200,315	163,514
Other International	48,551	46,985

	1,184,505	1,009,216
Eliminations	(275,668)	(225,450)

Total assets	$908,837	$783,766

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales to unrelated entities:
Outerwear	$224,405	$220,930	$305,636	$303,677
Sportswear	108,346	86,032	315,735	252,602
Footwear	62,715	46,184	131,821	104,170
Accessories	18,623	18,915	33,455	30,103
Equipment (1)	1,670	1,348	6,884	3,805

	$415,759	$373,409	$793,531	$694,357

(1)	The equipment product category was introduced with the acquisition of Mountain Hardwear and consists primarily of tents and sleeping bags.

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

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended, such financial instruments are marked to market with the offset to accumulated other comprehensive income and subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2004 and 2003.

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

Overview

Since our initial public offering in 1998, our net sales have steadily increased from $427.3 million in 1998 to $951.8 million in 2003, which equates to a compound annual growth rate of 17.4% for this period. Although we cannot predict future results with certainty, our long-term goal is to capitalize on global market opportunities for each of our key product categories. We are committed to our four-pronged growth strategy of enhancing the retail productivity of our customers, leveraging our brands in international markets, further developing our product categories and selectively broadening our retail distribution channels. With our well developed sourcing and distribution infrastructure and proven design and product development teams, we believe that we are well positioned for future long-term growth.

Highlights for the quarter ended September 30, 2004, compared to the same period in 2003, are as follows:

•	Net sales increased 11.4% to $415.8 million. Excluding changes in currency exchange rates, net sales increased 9.3% to $408.2 million.

•	Sales grew in each of our product categories except accessories. The majority of our sales growth resulted from increased shipments of sportswear and footwear in the United States and outerwear in Europe and in our international distributor markets. As a result of continued weakness in our youth outerwear business, net sales of outerwear in the United States declined. We attribute our consolidated sales growth to the strength of our product offerings, which performed well within existing sales channels and key accounts.

•	Net income increased 7.9% to $68.6 million, and diluted earnings per share increased to $1.68. Excluding changes in currency exchange rates, net income increased 5.8% to $67.3 million, and diluted earnings per share increased to $1.65.

•	Our backlog for the spring 2005 selling season increased $47.0 million, or 16.1%, to $339.5 million as of September 30, 2004 from $292.5 million as of September 30, 2003. Excluding changes in currency exchange rates, spring 2005 backlog increased 13.9% to $333.3 million. Although, we cannot predict with certainty any future results, our reported backlog is one indicator of our anticipated growth rates for the spring 2005 selling season. Many factors, however, could cause actual sales to differ materially from reported future order backlog.

Results of Operations

Net income increased $5.0 million, or 7.9%, to $68.6 million for the third quarter of 2004 from $63.6 million for the comparable period in 2003. Diluted earnings per share increased $0.12 to $1.68 for the third quarter of 2004 from $1.56 for the comparable period in 2003.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.8	52.1	54.2	53.9

Gross profit	47.2	47.9	45.8	46.1
Selling, general and administrative expense	22.3	21.1	27.2	26.2
Net licensing income	(0.4)	(0.2)	(0.4)	(0.1)

Income from operations	25.3	27.0	19.0	20.0
Interest (income) expense, net	(0.3)	0.1	(0.4)	(0.1)

Income before income tax	25.6	26.9	19.4	20.1

Income tax expense	9.1	9.9	6.9	7.4

Net income	16.5%	17.0%	12.5%	12.7%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Sales: Consolidated net sales increased 11.4% to $415.8 million for the third quarter of 2004 from $373.4 million for the comparable period in 2003. Net sales growth was largely the result of increased shipments of sportswear and footwear in the United States and outerwear in Europe and our international distributor markets.

Net sales grew in each major international geographic region, led by the United States, followed by our European, Other International and Canadian businesses. Sales growth was attributable to an increase in unit sales volume across all major geographic regions and product categories. We continued to experience a shift in our sales product mix as sales of sportswear and footwear grew faster than our other product categories.

Net sales from outerwear increased $3.5 million, or 1.6%, to $224.4 million for the third quarter of 2004 from $220.9 million for the comparable period in 2003. Outerwear sales growth was the strongest in Europe and in our international distributor markets. Sales growth in Europe was primarily attributable to increased sales within existing sales channels and key accounts. Shipments to our distributors in Russia, Hong Kong/China and South America contributed to the sales growth achieved in our international distributor channel. Primarily as a result of weakness in our youth outerwear category, shipments of outerwear decreased in the United States.

Net sales from sportswear increased $22.4 million, or 26.0%, to $108.4 million for the third quarter of 2004 from $86.0 million for the comparable period in 2003. Sportswear sales growth was largely the result of increased shipments of knitted fleece tops in the United States. Internationally, sales of sportswear increased in Canada and in our Other International businesses partially offset by a slight decrease in European sales.

Net sales from footwear increased $16.5 million, or 35.7%, to $62.7 million for the third quarter of 2004 from $46.2 million for the comparable period in 2003. Footwear sales grew in all geographic regions, led by the United States and followed by Europe, Canada and our Other International businesses. We attribute the increase in footwear sales primarily to increased sales within existing sales channels and key accounts.

Net sales from accessories decreased $0.3 million, or 1.6%, to $18.6 million for the third quarter of 2004 from $18.9 million for the comparable period in 2003. The decrease in net sales of accessories was due to decreased sales in the United States and Europe, partially offset by sales growth in our Other International businesses and Canada. Sales of youth accessories decreased in the United States which can be partially attributed to the weakness in our youth outerwear category.

Net sales from equipment increased $0.3 million, or 21.4%, to $1.7 million for the third quarter of 2004 from $1.4 million for the third quarter of 2003. Equipment sales were generated by sales of Mountain Hardwear products predominately in the United States.

Net sales in the United States increased $14.6 million, or 5.8%, to $264.4 million for the third quarter of 2004 from $249.8 million for the comparable period in 2003. The increase in domestic net sales was the result of increased sales from sportswear, footwear and equipment partially offset by decreased sales from outerwear and accessories. The increase in sportswear and footwear sales drove our United States sales growth for the quarter, which was primarily attributable to increased sales within existing sales channels and key accounts. Sales of outerwear decreased due primarily to weaknesses in our youth outerwear category.

Europe’s net sales increased $13.1 million, or 28.7%, to $58.8 million for the third quarter of 2004 from $45.7 million for the comparable period in 2003. Excluding changes in currency exchange rates, Europe’s net sales increased 18.9%. Increased outerwear shipments were the major catalyst for Europe’s sales growth during the quarter. The outerwear sales growth is attributable to increased sales within existing sales channels and key accounts. Footwear also contributed to Europe’s sales growth while sales of sportswear and accessories decreased slightly.

Canada’s net sales increased $0.1 million, or 0.2%, to $49.5 million for the third quarter of 2004 from $49.4 million for the comparable period in 2003. Excluding changes in currency exchange rates, Canada’s net sales decreased 4.1%. Shipments of footwear, sportswear and accessories increased during the period while outerwear sales decreased. The slight increase in Canadian sales was primarily due to a shift in the timing of some fall related product shipments to the fourth quarter of this year. We expect Canada’s outerwear sales in 2004 to be comparable with outerwear sales in 2003.

Net sales from Other International including Japan, Korea and our international distributor channel increased $14.6 million, or 51.2%, to $43.1 million for the third quarter of 2004 from $28.5 million for the comparable period in 2003. Excluding changes in currency exchange rates, Other International sales increased 47.8%. From a product category perspective, sales growth was predominately the result of increased sales of outerwear and sportswear. However, sales of footwear, accessories and equipment also increased.

Gross Profit: Gross profit, as a percentage of net sales, was 47.2% for the third quarter of 2004 compared to 47.9% for the comparable period in 2003. The decrease in gross margin was primarily the result of a shift in our product sales mix between product categories. To a lesser degree, shifts in product sales mix within our product categories and an increase in sales from our lower-margin international distributor channel also resulted in a decrease in gross margin. These decreases in our gross margin were partially offset by the favorable impact from changes in currency exchange rates.

The decrease in gross margin resulting from the shift in product sales mix arose from a change in the proportion of products selling at higher gross margins compared to those selling at lower margins. From a product category perspective, we sold a greater proportion of lower margin sportswear and footwear products for the third quarter of 2004 than for the comparable period in 2003. Similarly, as a proportion of total net sales, we sold fewer higher margin outerwear products for the third quarter of 2004 than for the comparable period in 2003. For the third quarter of 2004, outerwear sales represented 54.0% of net sales compared to 59.2% of net sales for the third quarter of 2003 while sportswear and footwear net sales increased to 26.1% and 15.1%, respectively, in the third quarter of 2004 from 23.0% and 12.4%, respectively, for the third quarter of 2003. For the remainder of 2004, we anticipate the shift in product sales mix will continue to exert pressure on our gross margins.

Our gross margin may not be comparable to those of companies that include all of the costs related to their distribution networks in cost of sales. Some companies such as ours, however, have chosen to include these expenses as a component of selling, general and administrative expense.

Selling, General and Administrative Expense: Selling, general and administrative (“SG&A”) expense includes all costs associated with our design, marketing, distribution and corporate functions, including depreciation and amortization. Our quarterly report for the quarter ended September 30, 2003 and prior periods included net licensing income as an offset to SG&A expense. For the purposes of this quarterly report for the quarter ended September 30, 2004 and our annual report for the year ended December 31, 2003, net licensing income is presented as a separate line item in our consolidated statement of operations for each period presented.

SG&A expense increased $14.0 million, or 17.8%, to $92.7 million for the third quarter of 2004 from $78.7 million for the comparable period in 2003. As a percentage of net sales, SG&A expense increased to 22.3% for the third quarter of 2004 from 21.1% for the comparable period in 2003. The increase was largely due to higher variable selling expenses and personnel related costs partially offset by a decrease in depreciation expense. Excluding changes in currency exchange rates, SG&A expense increased $12.0 million, or 15.2%.

The increase in selling expense was predominately related to our net sales growth. As a result of increased advertising costs and commissions expense, selling expenses also increased as a percentage of net sales. The rise in advertising costs was the result of increased marketing efforts internationally and continued investment in domestic promotional activities. The increase in commission expense was primarily attributable to an increase in the relative level of commissionable sales globally.

The increase in general and administrative expense was primarily due to an increase in personnel related costs, and to a lesser extent, provision for bad debts and professional fees, partially offset by a decrease in depreciation expense. The increase in personnel costs was primarily due to an expansion of our product offerings, our new distribution center in Kentucky and additional costs to support the higher level of sales and anticipated sales growth. Depreciation and amortization totaled $4.2 million for the third quarter of 2004 compared to $5.8 million for the comparable period in 2003. The decrease was primarily related to some assets in the United States becoming fully depreciated.

Net Licensing Income: As our licensees have gained momentum in the marketplace with the sale of our branded products, our licensing arrangements have been highly profitable for the Company. Although net licensing income is not a significant contributor to income, beginning in 2003 net licensing income was presented as a separate line item in our consolidated statement of operations for all years presented. Historically, licensing income was presented as an offset to SG&A expense.

We derive net licensing income from income that we earn through licensing our trademarks across a range of categories that complement our current product offerings. For the third quarter of 2004, we recognized licensing income from eleven licensees. Products distributed by the licensees included socks, bags, packs, leather outerwear, eyewear, watches, camping gear, home furnishings and other accessories.

Net licensing income increased $0.9 million, or 128.6%, to $1.6 million for the third quarter of 2004 from $0.7 million for the comparable period in 2003. Licensing income was led by socks, followed by Columbia licensed bags and leather outerwear.

Interest (Income) Expense, Net: Interest income increased to $1.1 million for the third quarter of 2004 from $0.8 million for the comparable period in 2003. The increase in interest income was due to the higher cash balance and higher interest rate environment compared to the same period in 2003. Interest expense decreased to $0.1 million for the third quarter of 2004 from $0.9 million for the comparable period in 2003. The decrease in interest expense was primarily attributable to an increase in capitalized interest related to the construction of the distribution center in Henderson County, Kentucky, and repayments of notes payable and long-term debt.

Income Tax Expense: The provision for income taxes increased to $37.7 million for the third quarter of 2004 from $37.0 million for the comparable period in 2003. The reduction in the annual estimated effective tax rate from 37.0% to 35.5% was due to several factors, including changes in the geographic mix of taxable income, as some of our international growth rates exceeded our domestic growth rates, and expected reductions in our overall state income tax expense.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Sales: Consolidated net sales increased 14.3% to $793.5 million for the nine months ended September 30, 2004 from $694.4 million for the comparable period in 2003. The majority of the sales growth resulted from increased shipments of sportswear and footwear in the United States, outerwear and footwear in Europe and outerwear in our international distributor channel.

Net sales grew in each major international geographic region in which we operate, led by the United States, followed by our European, Other International and Canadian businesses. Net sales growth was attributable to an increase in unit sales volume across all geographic markets and product categories. Unit sales volume growth was led by sportswear, followed by footwear, outerwear, accessories and equipment. Net sales growth was led by sportswear, followed by footwear, accessories, equipment and outerwear.

We continued to experience a shift in our product sales mix as sales of sportswear and footwear grew faster than outerwear. This shift in product sales mix is in-line with our sales expectations.

Net sales from outerwear increased $1.9 million, or 0.6%, to $305.6 million from $303.7 million for the comparable period in 2003. Outerwear sales increased significantly in Europe and our international distributor markets. These increases were offset considerably, however, by decreases in outerwear sales in the United States and Canada. The decrease in outerwear sales in the United States was largely attributable to weakness in the youth outerwear category.

Net sales from sportswear increased $63.1 million, or 25.0%, to $315.7 million from $252.6 million for the comparable period in 2003. Sportswear sales growth was led by the United States, followed by Other International, Europe and Canada markets.

Net sales from footwear increased $27.6 million, or 26.5%, to $131.8 million from $104.2 million for the comparable period in 2003. Footwear sales growth was led by the United States, followed by Europe, Canada and Other International markets.

Net sales from accessories increased $3.4 million, or 11.3%, to $33.5 million from $30.1 million for the comparable period in 2003. Sales growth for accessories was predominately the result of increased sales in our Other International markets. Sales of accessories in the United States, Canada and Europe also contributed to our sales growth.

Net sales from equipment were $6.9 million for the nine months ended September 30, 2004. Net sales data is not comparable for 2003 since this product category was added following our acquisition of Mountain Hardwear in April 2003 and includes only six months of sales in 2003.

Net sales in the United States increased $45.7 million, or 10.4%, to $485.6 million from $439.9 million for the comparable period in 2003. Excluding sales of Mountain Hardwear products, domestic net sales increased 8.0%. The increase in net sales in the United States was mainly the result of increased sales of sportswear and footwear partially offset by decreased outerwear sales. Equipment and accessories also contributed to net sales growth in the United States.

Europe’s net sales increased $27.9 million, or 28.4%, to $126.2 million from $98.3 million for the comparable period in 2003. Excluding changes in currency exchange rates, Europe’s net sales increased 15.6%. Sales growth was achieved across all product categories in Europe for the nine months ended September 30, 2004. Outerwear led Europe’s sales growth, followed by footwear, sportswear and accessories.

Canada’s net sales increased $6.0 million, or 7.7%, to $84.4 million from $78.4 million for the comparable period in 2003. Excluding changes in currency exchange rates, Canada’s net sales increased 0.4%. Net sales growth was led by footwear, followed by sportswear and accessories. Net sales from outerwear decreased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Net sales from Other International including Japan, Korea and our international distributor channel increased $19.5 million, or 25.1%, to $97.3 million from $77.8 million for the comparable period in 2003. Excluding changes in currency exchange rates, Other International sales increased 21.5%. Net sales growth was led by outerwear, followed by sportswear, accessories and equipment. Net sales from footwear decreased for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily due to a decrease in fall 2004 cold weather footwear shipments resulting from unseasonably warm winter weather in Russia in 2003.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 45.8% for the nine months ended September 30, 2004 from 46.1% for the comparable period in 2003. Excluding the negative gross margin effect of recording the Mountain Hardwear inventory at fair value in purchase accounting in connection with our acquisition of Mountain Hardwear, gross margin for the nine months ended September 30, 2004 and September 30, 2003 would have been 45.8% and 46.3%, respectively.

Several other factors also affected our gross margin, including the negative impact of the continued shift in product sales mix between product categories and shifts in product mix within product categories, which were partially offset by improved margins from our international distributor channel, improved close-out sales margins, and favorable impacts from changes in currency exchange rates.

A shift in product sales mix from our higher margin outerwear products to our lower margin sportswear and footwear products had an unfavorable effect on gross margin. In general, our outerwear products carry higher gross margins, followed by our accessories, sportswear and footwear products. In addition to the shift in product sales mix, our gross margin has been negatively affected by shifts in product sales mix within some of our product categories. For the remainder of 2004, we anticipate the shift in product sales mix will continue to exert pressure on our gross margin.

Selling, General and Administrative Expense: SG&A expense increased $33.3 million, or 18.3%, to $215.5 million from $182.2 million for the comparable period in 2003. Increased variable selling expenses, including advertising and commissions, and personnel related costs were the primary factors leading to our increased SG&A expense. Excluding changes in currency exchange rates, SG&A expense increased $27.4 million, or 15.0%.

The increase in selling expense was predominately related to our net sales growth. As a result of increased advertising costs and commissions expense, selling expenses also increased as a percentage of net sales. The rise in advertising costs was primarily the result of increased marketing efforts internationally and continued investment in domestic promotional activities. The increase in commission expense was attributable to an increase in the relative level of commissionable sales globally.

The increase in general and administrative expense was largely the result of increased personnel related costs and associated travel expenses, partially offset by a decrease in depreciation expense. To a lesser degree, professional fees and provision for bad debts also contributed to the increase in general and administrative expense. The increase in personnel related costs was primarily due to an expansion of our product offerings, our new distribution center in Kentucky and additional costs to support the higher level of sales and anticipated sales growth. Depreciation and amortization totaled $13.6 million for the nine months ended September 30, 2004 compared to $17.2 million for the comparable period in 2003. The decrease was primarily related to some assets in the United States becoming fully depreciated.

As a percentage of net sales, SG&A expense increased to 27.2% for the nine months ended September 30, 2004 from 26.2% for the comparable period in 2003. We expect that, as a result of our initiatives to continue our global expansion, 2004 SG&A expense will be comparable to 2003 SG&A expense, as a percentage of net sales. As we look forward to 2005, we expect SG&A expense to increase as a percentage of net sales. The expected increase is primarily due to an increase in depreciation costs associated with our new distribution center in Kentucky as well as incremental personnel costs to support the Company’s growth strategies.

Net Licensing Income: Net licensing income increased $1.8 million, or 138.5%, to $3.1 million from $1.3 million for the comparable period in 2003. Licensing income was led by Columbia licensed bags, socks and camping gear. For the nine months ended September 30, 2004, we recognized licensing income from thirteen licensees. Products distributed by the licensees included socks, bags, packs, leather outerwear, eyewear, watches, camping gear, home furnishings and other accessories.

Interest (Income) Expense, Net: Interest income increased to $3.4 million for the nine months ended September 30, 2004 from $2.1 million for the comparable period in 2003. The increase in interest income was due to the higher cash balance and higher interest rate environment compared to the same period in 2003. Interest expense decreased to $0.5 million for the nine months ended September 30, 2004 from $1.9 million for the comparable period in 2003. The decrease in interest expense was primarily attributable to an increase in capitalized interest related to the construction of the distribution center in Henderson County, Kentucky, and repayments of short-term notes payable and long-term debt.

Income Tax Expense: The provision for income taxes increased to $54.6 million for the nine months ended September 30, 2004 from $51.6 million for the comparable period in 2003. The reduction in the annual estimated effective tax rate from 37.0% to 35.5% was due to several factors, including changes in the geographic mix of taxable income as some of our international growth rates exceeded our domestic growth rates, and expected reductions in our overall state income tax expense.

Seasonality of Business

Our business is affected by the general seasonal trends common to the outdoor apparel industry, with sales and profits highest in the third calendar quarter. Our products are marketed on a seasonal basis, with product sales mix weighted substantially toward the fall season. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The sale of our products is subject to substantial cyclical fluctuation and impacts from unseasonal weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on our results of operations, cash flows and financial position.

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and the continued growth of the business. At September 30, 2004, we had total cash equivalents of $123.3 million compared to $264.6 million at December 31, 2003. Cash used in operating activities was $74.2 million for the nine months ended September 30, 2004 and $61.0 million for the comparable period in 2003. This change was primarily due to an increase in accounts receivable as a result of customer shipments late in the quarter and an increase in inventory attributed to the current fall season partially offset by an increase in earnings.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash used in investing activities was $38.4 million for the nine months ended September 30, 2004 and $36.9 million for the comparable period in 2003. This increase was primarily due to an increase in capital expenditures of $31.3 million in the 2004 period primarily related to the construction of the distribution center in Kentucky. Investing activities in the 2003 period consisted primarily of the acquisition of Mountain Hardwear for $29.9 million, net of cash acquired.

Cash used in financing activities was $29.9 million for the nine months ended September 30, 2004 and $11.1 million for the comparable period in 2003. For the 2004 period, net cash used in financing activities primarily consisted of the repurchase of $35.2 million of common stock and the repayment of long-term debt of $4.6 million, partially offset by the proceeds from the sale of stock under employee stock plans of $9.9 million. For the 2003 period, net cash used in financing activities primarily consisted of the repayments of notes payable and long-term debt of $14.5 million and the repayment of Mountain Hardwear debt of $6.4 million, partially offset by proceeds from the sale of stock under employee stock plans of $10.3 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $30 million to $75 million, of which $5 million to $50 million is committed. As of September 30, 2004, no balances were outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place that we guarantee with a combined limit of approximately $82.6 million at September 30, 2004. There were no balances outstanding under these lines of credit at September 30, 2004.

Additionally, we maintain unsecured import lines of credit with a combined limit of approximately $275 million at September 30, 2004, available for issuing documentary letters of credit. At September 30, 2004, outstanding letters of credit totaled $90.3 million.

As we continue our investment in global infrastructure to support our growth, we anticipate that capital expenditures for 2004 will total approximately $45 million, primarily consisting of the costs to complete the distribution center in Kentucky, maintenance capital requirements, and the cost of information technology projects. In 2003, we broke ground on the construction of the Kentucky distribution center. As of September 30, 2004, we have incurred approximately $38.5 million in total capital expenditures.

Although the Kentucky distribution center will primarily support our footwear products, it was designed and engineered to support other product lines as well. The facility will improve our proximity to a majority of our footwear customers and, we believe, will facilitate reorders. We expect to fund these capital expenditures with existing cash and cash provided by operations. If the need arises for additional expenditures, we may need to seek additional funding. Our ability to obtain additional credit facilities will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. There is no assurance that financing will be available on terms that are acceptable or favorable to us, if at all.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ materially from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience, current conditions and other various assumptions that we believe to be reasonable under the circumstances. Some of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for doubtful accounts receivable, and inventory valuation.

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

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates for the uncollectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and we make judgments about the credit worthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, current economic trends, and changes in customer payment terms. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers was to deteriorate, resulting in their inability to make payments, a larger allowance could be required. If we determine a smaller or larger allowance is appropriate, we record a credit or a charge to SG&A expense in the period in which we make the determination.

Inventory and Product Warranty

We make ongoing estimates of potential future excess, close-out or slow moving inventory and product warranty costs. We identify our excess inventory, a component of which is planned, and evaluate our purchase commitments, sales forecasts, and historical experience and make provisions as necessary to properly reflect inventory value. When evaluating our reserve for warranty costs, we consider our historical returns rates by season, product mix, current economic trends, and the historical cost to repair, replace, or refund the original sale. If we determine smaller or larger reserves were appropriate, we record a credit or a charge to cost of sales in the period we make the determination.

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

Our Success Depends on Our Distribution Facilities and Systems

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). In the United States, we rely primarily on our distribution center in Portland, Oregon; in Canada, we rely primarily on our distribution center in Strathroy, Ontario; and in Europe we distribute our products through our distribution center in Cambrai, France. The implementation and performance of the new Kentucky distribution facility is subject to many risks generally associated with transition and startup activities, including the risk that the new distribution facility may not successfully handle distribution activities and the risk that the transition may be disruptive to our business. Our distribution facilities in the United States and France are highly automated, which means their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. Our operations could also be interrupted by disasters, such as earthquakes (which are known to occur in the Northwestern United States) or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that could be caused by significant disruptions in our distribution facilities.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 to July 31, 2004	134,328	$53.57	134,328	$92,804,006
August 1, 2004 to August 31, 2004	388,187	53.82	388,187	71,911,569
September 1, 2004 to September 30, 2004	131,020	54.34	131,020	64,792,532

Total	653,535	$53.87	653,535	$64,792,532

(1)	In April 2004, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

Item 6 – EXHIBITS

(a)	Exhibits

10.1	Employment Agreement between Carl K. Davis and the Company dated as of July 19, 2004

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Vice President and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: November 4, 2004	/s/ BRYAN L. TIMM
Bryan L. Timm
Vice President and Chief Financial Officer