Form 10-K
period 2004-12-31
COLUMBIA SPORTSWEAR CO
filed 2005-03-09
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $865,468,000 based on the last reported sale price of the Company’s Common Stock as reported by the Nasdaq National Market System.

The number of shares of Common Stock outstanding on February 25, 2004, was 40,157,890.

Part III is incorporated by reference from the registrant’s proxy statement for its 2005 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2004.

COLUMBIA SPORTSWEAR COMPANY

DECEMBER 31, 2004

PART I

Item 1.    BUSINESS

General

Founded in 1938 in Portland, Oregon, as a small, family-owned, regional hat distributor, Columbia Sportswear Company has grown to become a global leader in the design, sourcing, marketing and distribution of active outdoor apparel and footwear with operations in North America, Europe and Asia. As one of the largest outerwear companies in the world and the leading seller of skiwear in the United States, we have developed an international reputation for quality, performance, functionality and value across an expanding product line. Known for selling durable and dependable products at a reasonable price, we have leveraged Columbia’s brand awareness by expanding into related merchandise categories and developing our “head-to-toe” outfitting concept. During 2004, we distributed our products to approximately 12,000 retailers in over 60 countries.

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

Products

We group our merchandise into five principal categories—(1) outerwear, (2) sportswear, (3) footwear, (4) related accessories and (5) equipment. The durability, functionality and affordability of our products make them ideal for use in a wide range of outdoor activities, including skiing, snowboarding, hunting and fishing, hiking, backpacking, mountaineering and rock climbing, as well as for casual wear. We are committed to innovative, functional product design and use durable, high-quality materials and construction across all of our product lines. We believe our broad range of competitively priced merchandise offers consumers one of the best price-value equations in the outdoor apparel and footwear industries.

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

The following table presents the net sales and approximate percentages of net sales attributable to each of our principal product categories for each of the last three years ended December 31 (dollars in millions):

	2004		2003		2002
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Outerwear	$460.3	42.0%	$443.7	46.6%	$422.5	51.8%
Sportswear	396.4	36.2	311.3	32.7	245.2	30.0
Footwear	184.6	16.9	148.6	15.6	110.0	13.5
Accessories	46.1	4.2	43.5	4.6	38.6	4.7
Equipment (1)	7.9	0.7	4.7	0.5	—	—

Total	$1,095.3	100.0%	$951.8	100.0%	$816.3	100.0%

(1)	The equipment product category was introduced with the acquisition of Mountain Hardwear, Inc. in 2003 and consists primarily of tents and sleeping bags.

Outerwear

Outerwear is our most established product category. Our outerwear is designed to protect the wearer from inclement weather in everyday use and in outdoor activities, including skiing, snowboarding, hiking, hunting and fishing. Many of our jackets incorporate our popular Columbia Interchange System®, introduced in 1983 which features a 3- or 4-jackets-in-1 design. Jackets incorporating the Interchange System typically combine a durable, nylon outershell with a removable, zip-out liner. The outershell and the liner may be worn separately or together. This layering approach provides the wearer with a jacket for all seasons and weather conditions at a reasonable price.

Our line of Convert® branded snowboard apparel is another important component of the outerwear category. We were one of the first companies to identify and react to the rapid emergence of snowboarding as a popular sport and, as a result, our Convert line is one of the top selling brands of snowboard apparel in the United States.

Our Mountain Hardwear® brand consists of technically advanced products that include Gore-Tex® shells, Windstopper® fleece, down parkas and technical clothing designed for specialized outdoor activities such as mountaineering, backpacking and climbing. These technically advanced products are used by some of the most elite mountaineering athletes around the globe.

Hunting and fishing products constitute one of our longest running product lines in the outerwear category. This line includes apparel for the serious hunter and fisherman. Our parkas, shells, vests, liners, bib pants and rain suits in this product line incorporate a variety of specific-purpose features that enhance our reputation as a leader in this category of outerwear.

Our Sorel® brand outerwear is a traditional rugged outdoor apparel line designed for work and extended outdoor wear. The collection includes a variety of outerwear styles featuring cotton-based functional jackets, three-in-one parkas and innovative wool jackets for both men and women.

We also produce a separate line of youth outerwear products. The market for youth outerwear is significant and we are able to use our expertise in outerwear design and sourcing to meet the needs of the youth market.

Sportswear

In 1993, we began targeting sportswear as a growth opportunity. Building on a foundation of authentic fishing and hunting shirts, we have expanded our sportswear product line to include hiking shorts, water sport trunks, fleece and pile products, sweaters, chinos, knit shirts, woven shirts, sweats, and jeans. Our sportswear product line appeals to both the serious outdoorsman and the more casual wearer who wants to project an outdoor image.

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

Columbia brand sportswear products are designed to be sold alongside our outerwear and footwear products as part of our unified “head-to-toe” outfitting concept. Although the majority of our sportswear sales are to sporting goods and specialty outdoor stores, department stores are becoming an increasingly important part of our distribution chain.

Mountain Hardwear brand sportswear is focused on styles that are designed for backpacking, rock climbing and adventure sports. This category was introduced in 1999 and many styles feature the Mountain Hardwear patented “Conical Waist” which improves comfort and performance while wearing a backpack. All styles use technically advanced fabrics and the category has grown to include casual as well as performance athletic apparel used by outdoor athletes.

Footwear

We introduced our footwear line in 1993. This category consists of seasonal outdoor footwear for adults and youth in cold weather, hiking, trail, sandals, outdoor casual and rugged comfort styles. Many feature innovative technical designs that incorporate waterproof/breathable constructions, thermal insulation, advanced cushioning systems and high abrasion, slip-resistant outsoles. We believe the market for footwear represents a substantial growth opportunity.

Our acquisition of the Sorel trademark rights and other related intellectual property rights in September 2000 provides additional opportunities for us in the footwear category. The Sorel brand has been known for cold weather footwear for over forty years. In the fall of 2001, we began offering the classic Sorel styles as well as a line of special make product for some larger retailers. We are continuing to focus on the expansion of the Sorel product offerings into new categories in order to leverage Sorel’s cold weather heritage and to make Sorel a year round brand for outdoor oriented men, women and children.

Accessories

We also produce a line of accessories that includes hats, caps, scarves, gloves, mittens and headbands to complement our outerwear and sportswear lines.

Equipment

With our acquisition of Mountain Hardwear in March 2003, our product line expanded to include technically advanced tents and sleeping systems. These products are designed for such uses as mountaineering, ultralight backpacking and camping and serve a wide variety of functions for outdoor enthusiasts and professionals. Some of these products’ designs are patented and are considered industry standards in innovation.

Licensing

In June 1999, we introduced a strategy to build brand awareness by licensing our trademarks across a range of categories that complement our current offerings. Today we license our brands in thirteen product categories, including casual and outdoor socks, base layer thermal underwear, packs and adventure travel bags, belts and personal leather goods for men, leather outerwear, outdoor tools, camping gear, home furnishings, insulated coolers and containers, fishing and hunting waders, eyewear, watches and shoe and apparel care.

Our United States socks licensee began shipping during fall 2000 in the North American market, and our European socks licensee began shipping in spring 2002. Columbia brand packs, adventure travel bags, belts and small personal leather goods for men were available beginning in spring 2001. Our watch licensee began shipping products in spring 2002. Thermal tops and bottoms, eyewear and leather outerwear licensees began shipping in fall 2002. Our Columbia brand outdoor tools began shipping in spring 2003. Columbia brand camping gear began shipping in spring 2004 and home furnishings began shipping in fall 2004. We anticipate that insulated products will begin shipping in spring 2005 and wader products will begin shipping in fall 2005.

Advertising, Marketing, and Promotion

Columbia’s unique, global advertising campaign featuring our Chairman, Gertrude Boyle, in the role of cantankerous “Mother Boyle” and her son, Timothy Boyle, our President and Chief Executive Officer, as the

ultimate test subject, is an integral part of Columbia’s brand identity. Our campaign features our wry-humored, good-natured ads in broad-based national print and broadcast media, ranging from Backpacker and People magazine to Comedy Central and ESPN television channels. We reach customers worldwide in our efforts to drive sales of our products.

Sales through existing retail channels are enhanced by visual merchandising. Concept shops and focus areas located within our customers’ stores are dedicated exclusively to selling our merchandise on a year-round basis. These shops and focus areas promote a consistent brand image and feature the image of Gertrude Boyle throughout our customer network.

We also engage in cooperative advertising arrangements in which wholesale customers receive an advertising allowance related to the value of their purchases from us if specified criteria are met.

Inventory Management

From the time of initial order through production, distribution and delivery, we manage our inventory in an effort to reduce risk. Our inventory management systems, coupled with our enterprise-wide information system have enhanced our ability to manage our inventories by providing detailed inventory status from the time of initial factory order through shipment to our retail customers.

Additionally, through the use of incentive discounts we encourage early purchases by our customers to promote effective inventory management. We provide our customers with staggered delivery times through the spring and fall seasons. This permits our customers and us to manage inventories effectively and thereby diminish the likelihood of closeout sales. Through our efforts to match our purchases of inventory to the receipt of customer orders, we believe we are able to reduce the risk of overcommitting to inventory purchases. This helps us avoid significant unplanned inventory build-ups and minimizes working capital requirements. This strategy, however, does not eliminate inventory risk entirely since we build a nominal amount of speculative inventory into our business model. Moreover, customer orders are subject to cancellation prior to shipment.

Product Design

Our experienced in-house merchandising and design teams work closely with internal sales and production teams as well as with retailers, athletes and consumers to produce products that are designed primarily for functionality and durability.

We also engineer technical garments with special performance features. Our Titanium®™ sub-branded outerwear offers high performance fabrics and features and our most advanced technologies. These garments are designed for extreme weather conditions and also deliver a level of style and utility that compete with high-end garments in our market. Our outerwear features include the Columbia Interchange System®, the Radial Venting System™, the Radial Sleeve™, stretch panels, the performance storm hood, and packable and reversible options. The GRT® line offers the Radial Leg Gusset™, GRT Venting™, the Convertible Sleeve Tab, and convertible and packable garments. Our footwear features include Quadensity® technology and our hunting and fishing garments include features such as the Columbia Comfort System™, the PFG Venting System™, and our Quarpel Thread Technology™.

We distinguish ourselves by designing clothing that performs well in a wide range of weather conditions and for a variety of outdoor activities. We carefully choose the appropriate fabric or insulation for each garment. Our fabrics feature optimum performance characteristics such as water resistance, breathability, weight, durability, and wicking ability. For our outerwear collections we feature our premier waterproof/breathable Omni-Tech® technology. Three different levels are offered to meet different needs of water resistance, breathability, and protection. Our GRT line features Omni-Dry®, which is our high-performance moisture-management technology that renders superior results in a variety of conditions. Our footwear line features Omni- Grip® traction technology, which is a specially formulated sticky rubber compound that provides superior traction as well as stability on wet and dry surfaces.

Our 2004 brands consisted of three product segments: our high-end performance Titanium products (high-end, technical, generally sold in specialty stores); our moderate Vertex™ products (mid-priced, technical, generally sold in sporting goods stores); and our most broadly distributed Outdoor Issue™ products (classic, non-technical, generally sold in department stores). We believe that increased differentiation allows our retailers to better target their specific customers.

Mountain Hardwear products focus on innovations in fabrics, designs and technical features. The products are intended for extreme environments but also extend themselves to broader uses such as skiing and hiking. The outerwear line features such fabrics as Gore-Tex® and Windstopper® fabrics for shellwear, softshells, and technical fleece garments. Mountain Hardwear uses its waterproof/breathable technology, Conduit™, in both shell and softshell garments. Unique features such as external seam taping and welded construction position Mountain Hardwear as an industry leader in innovation.

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

In 2004 we sourced nearly all of our products outside the United States, principally in the Far East. We monitor the selection of independent factories to ensure that no single manufacturer or country is responsible for manufacturing a significantly disproportionate amount of our merchandise.

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

By having Columbia employees in regions where we source our products, we enhance our ability to monitor factories to ensure their compliance with Columbia’s Standards of Manufacturing Practices. Our policies require every factory to comply with our code of conduct relating to factory working conditions and the treatment of workers involved in the production of our products.

Our quality control program is designed to ensure that our products meet the highest quality standards. Our employees monitor the quality of fabrics and other components and inspect prototypes of each product before starting production runs. In addition, our employees perform quality control checks throughout the production process up to and including final shipment to our customers. We believe that our attention to quality control is an important and effective means of maintaining the quality and reputation of our products.

Independent manufacturers generally produce our apparel using one of two principal methods. In the first method, the manufacturer purchases the raw materials needed to produce the garment from suppliers that we have approved, at prices and on terms negotiated by either the manufacturer or by us. A substantial portion of our merchandise is manufactured under this arrangement. In the second method, sometimes referred to as “cut, make, pack, and quota” and used principally for production in China, we directly purchase the raw materials from suppliers, assure that the independent manufacturers have the necessary availability of import quotas, and ship the materials in a “kit,” together with patterns, samples, and most of the other necessary items, to the independent manufacturer to produce the finished garment. Although this second arrangement advances the timing for inventory purchases and exposes us to additional risks before a garment is manufactured, we believe that it further increases our manufacturing flexibility and frequently provides us with a cost advantage over other production methods.

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

We have from time to time experienced difficulty satisfying our raw material and finished goods requirements, and any similar future difficulties could adversely affect our business operations. Our four largest factory groups accounted for approximately 17% of our total global production for 2004, and a single vendor supplies substantially all of the zippers used in our products. These companies, however, have multiple factory locations, many of which are in different countries, which reduces the risk that unfavorable conditions at a single factory or location will have a material adverse effect on our business.

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

The following table presents net sales to unrelated entities and approximate percentages of net sales by geographic region for each of the last three years (dollars in millions):

	2004		2003		2002
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
United States	$666.7	60.9%	$596.8	62.7%	$557.5	68.3%
Canada	116.9	10.7	106.7	11.2	86.7	10.6
Europe	170.3	15.5	135.2	14.2	95.9	11.8
Other international (1)	141.4	12.9	113.1	11.9	76.2	9.3

Total	$1,095.3	100.0%	$951.8	100.0%	$816.3	100.0%

(1)	Includes direct sales in Japan, Korea and to third-party distributors in Europe and elsewhere.

See Note 16 of Notes to Consolidated Financial Statements for net sales, income before income tax, identifiable assets, interest expense, and depreciation and amortization by geographic segment.

North America

Approximately 38.5% of the retailers that offer our products worldwide are located in the United States and Canada. Sales in these two countries accounted for 71.6% of our net sales for 2004. We work with over 30 independent sales agencies that in turn work with retail accounts varying in size from single specialty store operations to large chains made up of many stores in several locations.

Mountain Hardwear products are sold through 10 independent sales agencies that work with a variety of retail accounts that are primarily focused on smaller specialty outdoor and ski shops across the United States. Mountain Hardwear products are also sold through select specialty chain stores and catalog companies that feature high end outdoor equipment and apparel. In Canada, Mountain Hardwear products are sold through an independent distributor.

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

We inspect, sort, pack and ship substantially all of our products sold to United States retailers from our Rivergate Distribution Center, which consists of approximately 850,000 square feet located in Portland, Oregon. In 2004, this distribution center served as the U.S. distribution center for all Columbia and Sorel-branded products. In January 2005, we completed construction of an additional distribution center in Robards, Kentucky. This distribution center consists of approximately 520,000 square feet and began operating in January 2005. This facility will improve proximity to major footwear customers and, we believe, will help facilitate reorders. Although this facility was constructed with a specific focus on footwear, it was designed and engineered to support other product lines as well.

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

Europe

We have European sales offices in France, Germany, Italy and the United Kingdom, with our European headquarters office located in Zurich, Switzerland. We sell our products directly to approximately 5,400 retailers in Western European countries. Our marketing and sales efforts, particularly in France, Germany, Spain, Italy and the United Kingdom, resulted in net direct sales of our products in Europe of $170.3 million in 2004.

We distribute our apparel and footwear products in direct markets in Europe through our distribution center in Cambrai, France, which we own and operate. The facility in Cambrai consists of approximately 269,000 square feet and began operating in January 2003.

Other International

We have distributed our products through independent distributors in Japan since the mid-1970s. In the fall of 1998, we began distributing our products directly in Japan, predominantly through retailers. We now sell our products primarily through a combination of retailers and wholesalers. We distribute our products in Japan through a warehouse, owned and operated by an independent logistics company located near Tokyo. In 1997 we began selling our products directly in South Korea, principally through retailers. Korean distribution is conducted from a leased warehouse in Seoul.

In several other countries throughout the world, we sell our products to independent distributors. These distributors service retail customers in locations such as Australia, New Zealand, South America, portions of Europe, Russia and China, among others. For 2004, shipments to Russia represented the largest segment of the international distributor business.

Intellectual Property

We own many trademarks, including “Columbia®,” “Columbia Sportswear Company®,” “Convert®,” “Sorel®,” “Bugaboo®,” “Bugabootoo®,” “Omni-Tech®,” “GRT®,” “Omni-Grip®,” “Columbia Interchange System®,” “Titanium®,” “Tough Mother®,” “Mountain Hardwear®,” the Columbia diamond shaped logo, the Mountain Hardwear “nut” logo and the Sorel polar bear logo. Our trademarks, many of which are registered or subject to pending applications in the United States and other nations, are used on a variety of goods, including apparel, footwear and licensed products. We believe that our trademarks are valuable, providing the consumer with an assurance that the product being purchased is of high quality and provides good value. We also place significant value on product designs (the overall appearance and image of our products) which, along with trademarks, distinguish our products in the marketplace. In connection with the acquisition of the Sorel trademarks we acquired industrial designs and patents protecting some Sorel styles or components. With the acquisition of Mountain Hardwear, we acquired trademarks, patents and other intellectual property relating to Mountain Hardwear products. We protect these proprietary rights and frequently take action to prevent counterfeit reproductions or other infringing activity. In the past we have successfully resolved conflicts over proprietary rights through legal action and negotiated settlements. As our market share expands in geographic scope and product categories, we anticipate intellectual property disputes will increase as well, making it more expensive and challenging to establish and protect our proprietary rights and to defend against claims of infringement by others.

Backlog

We typically receive the bulk of our orders for each of the fall and spring seasons at least three months prior to the date the products are shipped to customers. Generally, orders are subject to cancellation prior to the date of shipment. At December 31, 2004, our order backlog was $409.1 million, compared to $400.9 million at December 31, 2003. For a variety of reasons, including the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders and the amount of in-season orders, backlog at December 31 may not be a reliable measure of future sales for any succeeding period. For these reasons backlog figures in one year also may not be directly comparable to backlog figures in another year when measured at the same date.

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

Competition

The active outerwear, sportswear and footwear segments of the apparel industry are highly competitive and we believe that this competition will increase. In addition, our licensees operate in very competitive markets (such as those for watches, leather outerwear, adventure travel bags and socks). We encounter substantial competition in the active outerwear and sportswear business from, among others, The North Face, Inc. (VF Corporation), Marmot Mountain Ltd., Spyder Active Sports, Inc., Woolrich Woolen Mills, Inc., The Timberland Company, Patagonia Corporation, Helly Hansen A/S, Burton and Pacific Trail (London Fog). In addition, we compete with major sport companies, such as Nike, Inc., adidas-Salomon AG and Reebok International Ltd., and with fashion-oriented competitors, such as Polo Ralph Lauren Corporation and Izod. Our footwear line competes with, among others, The North Face, Timberland, NIKE ACG, adidas-Salomon AG, Merrell, Carhartt, Wolverine, Teva and Kamik. Many of these companies have global operations and compete with us in Europe and Asia. In Europe we also face competition from brands such as Berghaus of the United Kingdom, Jack Wolfskin of Germany, La Fuma of France, and Helly Hansen in Scandinavia as well as many other regional brands. In Asia our competition is from brands such as The North Face, Mont-Bell and Patagonia among others. In many cases, our most significant competition comes from our own retail customers that manufacture and market clothing and footwear under their own labels. Some of our competitors are substantially larger and have greater financial, distribution, marketing and other resources than we do. We believe that the primary competitive factors in the market for activewear are price, brand name, functionality, durability and style and that our product offerings are well positioned within the market.

Mountain Hardwear equipment (tents and sleeping bags) compete directly with such companies as The North Face, Sierra Designs, Kelty (American Recreational Products), Marmot, Arctery’x (Salomon USA) and other smaller specialized brands worldwide.

Credit and Collection

We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In some markets and with some customers we use credit insurance to minimize our risk of credit loss. Some of our significant customers have experienced financial difficulties in the past, and future financial difficulties of our customers could have a material adverse effect on our business.

Government Regulation

Many of our imports are subject to existing or potential governmental duties, tariffs or quotas that may limit the quantity of various types of goods that may be imported into the United States and other countries. In addition, these duties often represent a material portion of the cost of the merchandise. Although we diligently monitor these trade restrictions, the United States or other countries could impose new or adjusted quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on our business.

Employees

At December 31, 2004 we had 2,387 full-time employees. Of these employees, 1,148 were based in the United States, 923 in Asia, 192 in Europe and 124 in Canada.

Available Information

We make available free of charge on or through our website at www.columbia.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the Securities and Exchange Commission.

Item 2.    PROPERTIES

Following is a summary of principal properties owned or leased by us.

Corporate Headquarters:

    Portland, Oregon (1 location) – owned

Mountain Hardwear Operation (1):

    Richmond, California (1 location) – leased

Canadian Operation (2):

    Strathroy, Ontario (1 location) – leased

U.S. Distribution Facilities: Portland, Oregon (1 location) – owned Robards, Kentucky (1 location) – owned Europe Distribution Facility: Cambrai, France (1 location) – owned

(1)	Lease expires at the end of 2008.
(2)	Lease expires at the end of 2011.

Item 3.    LEGAL PROCEEDINGS

From time to time in our normal course of business we are a party to various legal claims, actions and complaints. Currently, we do not have any pending litigation that is material.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4(a).    EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The following table sets forth our executive officers and certain key employees.

Name	Age	Position
Gertrude Boyle	81	Chairman of the Board (1)

Timothy P. Boyle	55	President, Chief Executive Officer, Director (1)

Patrick D. Anderson	47	Vice President and Chief Operating Officer, Assistant Secretary (1)

Peter J. Bragdon	42	Vice President and General Counsel, Secretary (1)

David C. Carlson	58	Vice President of Global Distribution

Rick D. Carpenter	41	Vice President of Manufacturing and Operations (1)

Carl K. Davis	56	Vice President Corporate Affairs (1)

Robert G. Masin	56	Senior Vice President of Sales and Merchandising (1)

Grant D. Prentice	50	Vice President Global Outerwear Integration (1)

Mark J. Sandquist	45	Vice President of Apparel and Equipment

Bryan L. Timm	41	Vice President and Chief Financial Officer, Treasurer (1)

William Tung	40	Vice President of International Sales and Operations

(1)	These individuals are considered Executive Officers of Columbia Sportswear.

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

Peter J. Bragdon became Vice President and General Counsel of the Columbia in July 2004. Previously, from 1999 to January 2003, Mr. Bragdon served as Senior Counsel and Director of Intellectual Property for Columbia. Mr. Bragdon served as Chief of Staff in the Oregon Governor’s office from January 2003 through June 2004. From 1993 to 1999, Mr. Bragdon was an attorney in the corporate securities and finance group at Stoel Rives LLP. Mr. Bragdon served as Special Assistant Attorney General for the Oregon Department of Justice for seven months in 1996.

David C. Carlson joined Columbia in May 1995 as Distribution Center Manager and was named Director of Global Distribution in November 1996. In December 2004, Mr. Carlson was named Vice President of Global Distribution. Prior to joining Columbia, Mr. Carlson held various senior level positions for Aspen Skiwear and O.P. Childrenswear.

Rick D. Carpenter joined Columbia in October 1988 as Inventory Planner and held various management positions in planning and customer operations until May 1998 when he was promoted to Director of Operations. In May 2001, Mr. Carpenter was named Vice President of Manufacturing and Operations. Prior to joining Columbia, Mr. Carpenter held warehouse management positions for Modern Merchandising.

Carl K. Davis joined Columbia in October 1997 as Vice President and General Counsel. In May 2001, Mr. Davis was named Secretary. In July 2004, Mr. Davis moved to the position of Vice President Corporate Affairs. He was employed by NIKE, Inc. from 1981 to October 1997 where he served in a variety of capacities, most recently as Director of International Trade.

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

Grant D. Prentice joined Columbia in May 1984 as General Manager – Outerwear Merchandising. In May 2001, Mr. Prentice was named Vice President and General Manager – Outerwear Merchandising. In July 2004, Mr. Prentice was named Vice President Global Outerwear Integration. From 1977 to 1984, Mr. Prentice worked as a sales representative for Gerry Outdoor Products, a skiwear company based in Colorado.

Mark J. Sandquist joined Columbia in March 1995 as Senior Merchandiser of Men’s and Women’s Sportswear and in August 2000 was named General Manager – Sportswear Merchandising. In July 2004, Mr. Sandquist was named Vice President Apparel and Equipment. Prior to joining Columbia, Mr. Sandquist held various managerial positions for Union Bay from 1985 to 1995.

Bryan L. Timm joined Columbia in June 1997 as Corporate Controller and was named Chief Financial Officer in July 2002. In 2003 Mr. Timm was also named Vice President and Treasurer. From 1991 to 1997 Mr. Timm held various financial management positions for another Portland based public company, Oregon Steel Mills, Inc. From 1986 to 1991, Mr. Timm was an accountant with KPMG LLP. Mr. Timm is a member of the Board of Directors of Umpqua Holdings Corporation.

William Tung joined Columbia in September 2003 and was named Vice President of International Sales and Operations in December 2004. From 2002 to 2003, Mr. Tung worked for The Body Shop as Regional Director of North Asia. He was employed by The Rockport Company from 1994 to 2002 where he served in a variety of capacities, most recently as Vice President of Europe. From 1991 to 1994, Mr. Tung worked for Prince Racquet Sports (a division of Benetton Sportsystems) as Sales and Marketing Manager of Asia-Pacific.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the NASDAQ National Market and trades under the symbol “COLM.” At February 25, 2005, there were approximately 200 holders of record and approximately 31,000 beneficial shareholders.

Following are the quarterly high and low closing prices for our Common Stock for the years ended December 31, 2004 and 2003:

	HIGH	LOW
2004
First Quarter	$57.61	$50.52
Second Quarter	$58.52	$51.58
Third Quarter	$56.93	$51.90
Fourth Quarter	$60.93	$53.74

2003
First Quarter	$46.18	$32.80
Second Quarter	$52.70	$36.00
Third Quarter	$55.25	$46.93
Fourth Quarter	$59.28	$51.55

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

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases by the Company of its common stock during the quarter ended December 31, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2004 to October 31, 2004	144,821	$54.23	144,821	$56,939,000
November 1, 2004 to November 30, 2004	—	—	—	—
December 1, 2004 to December 31, 2004	—	—	—	—

Total	144,821	$54.23	144,821	$56,939,000

(1)	In April 2004, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. In January 2005, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock, which is not included in the table above. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

Item 6.    SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2004 have been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Accompanying Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,095,307	$951,786	$816,319	$779,581	$614,825
Cost of sales	597,373	511,101	437,782	422,430	334,689

Gross profit	497,934	440,685	378,537	357,151	280,136
Selling, general and administrative expense	290,538	252,307	216,085	209,503	183,755
Net licensing income	(4,032)	(1,811)	(1,223)	(533)	(12)

Income from operations	211,428	190,189	163,675	148,181	96,393
Interest (income) expense, net	(3,493)	(480)	(354)	2,568	4,238
Income tax expense	76,297	70,548	61,511	56,789	33,544

Net income	$138,624	$120,121	$102,518	$88,824	$58,611

Earnings per share (1):
Basic	$3.44	$3.01	$2.60	$2.27	$1.52
Diluted	3.40	2.96	2.56	2.23	1.48
Weighted average shares outstanding (1):
Basic	40,266	39,953	39,449	39,051	38,541
Diluted	40,812	40,591	40,063	39,840	39,608

	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital	$609,137	$501,344	$361,628	$270,959	$191,612
Inventories	165,426	126,808	94,862	114,889	105,288
Total assets	949,444	783,766	592,817	474,967	375,086
Long-term debt, net of current maturities	12,636	16,335	20,636	25,047	26,000
Shareholders’ equity	780,250	640,829	472,719	353,389	248,989

(1)	Earnings per share and weighted average shares outstanding have been restated to reflect the three-for-two stock split that was effective June 4, 2001.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, access to raw materials and factory capacity, and financing and working capital requirements and resources.

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

Overview

Since our initial public offering in 1998, our net sales have steadily increased from $427.3 million in 1998 to $1,095.3 million in 2004, which equates to a compound annual growth rate of 17.0% for this period. Although we cannot predict future results with certainty, our long-term goal is to capitalize on global market opportunities for each of our key product categories. We are committed to our growth strategies of enhancing the retail productivity of our customers, leveraging our brands in international markets, further developing our product categories, selectively broadening our retail distribution channels and expanding the global awareness of our brands through license agreements. With our well developed sourcing and distribution infrastructure and proven design and product development team, we believe that we are well positioned for future long-term growth.

Highlights for the year ended December 31, 2004 are as follows:

•	For the first time in Company history, annual sales exceeded $1 billion, increasing 15.1% to $1,095.3 million compared to 2003. Excluding changes in currency exchange rates, net sales increased 12.1%. As a percentage of net sales, our sales growth is largely attributable to our international businesses, particularly Europe and our international distributor based markets. However, in absolute dollar terms, nearly 50% of our 2004 sales growth was the result of increased sales in the United States.

•	From a product category perspective, sales of sportswear and footwear represented over 80% of sales growth for the year. Although our sales product mix continues to shift due to increased sales of sportswear and footwear, outerwear remains our largest product category representing $460.3 million or 42.0% of 2004 global net sales.

•	Our backlog for the spring 2005 selling season as of September 30, 2004 increased $47.0 million, or 16.1%, to $339.5 million from $292.5 million as of September 30, 2003. Excluding changes in currency exchange rates, spring 2005 backlog increased 13.9%. Although we cannot predict with certainty any future results, our reported backlog is one indicator of our anticipated growth rates for the spring 2005 selling season. Many factors, however, could cause actual sales to differ materially from reported future order backlog. Moreover, the reported increase in our spring 2005 backlog is not indicative of, and should not be utilized in estimating growth for our fall 2005 selling season or any seasons beyond spring 2005. We will report our backlog for the fall 2005 selling season as of March 31, 2005 with our first quarter earnings release in April 2005.

•	For the year, gross profit decreased 80 basis points to 45.5% in 2004 from 46.3% in 2003. The decrease was primarily the result of a shift in sales product mix both between and within our product categories. Partially offsetting the unfavorable effects of the shift in sales product mix was the favorable effect of fluctuations in foreign currency exchange rates as foreign currencies in our direct international markets strengthened in relation to the U.S. dollar.

•	Selling, general and administrative expenses were flat as a percentage of net sales at 26.5% in both 2004 and 2003. In 2005, we anticipate SG&A expense will increase as a percentage of net sales, primarily due to the operating costs associated with our new distribution center in Kentucky as well as incremental personnel costs needed to support our growth strategies. We expect that depreciation and amortization will increase to $25 million in 2005 as we place new distribution capital investments in service.

•	Net income increased 15.4% to $138.6 million compared to 2003, and diluted earnings per share increased to $3.40.

•	In April 2004, our Board of Directors authorized a stock repurchase plan of up to $100 million of our common stock. During 2004, we purchased approximately 798,300 shares of our common stock for $43.1 million. In January 2005, our Board of Directors authorized the repurchase of an additional $100 million of our common stock. The repurchase program does not obligate us to acquire any specific number of shares or acquire shares over any specified period of time.

Results of Operations

Net income increased $18.5 million, or 15.4%, to $138.6 million in 2004 from $120.1 million in 2003. Diluted earnings per share increased $0.44 to $3.40 in 2004 from $2.96 in 2003. Net income increased $17.6 million, or 17.2%, to $120.1 million in 2003 from $102.5 million in 2002. Diluted earnings per share increased $0.40 to $2.96 in 2003 from $2.56 in 2002.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our consolidated statements of operations:

	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.5	53.7	53.6

Gross profit	45.5	46.3	46.4
Selling, general and administrative expense	26.5	26.5	26.5
Net licensing income	(0.3)	(0.2)	(0.2)

Income from operations	19.3	20.0	20.1
Interest (income) expense, net	(0.3)	(0.0)	(0.0)

Income before income tax	19.6	20.0	20.1
Income tax expense	6.9	7.4	7.5

Net income	12.7%	12.6%	12.6%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales:    Consolidated net sales increased $143.5 million, or 15.1%, to $1,095.3 million in 2004 from $951.8 million in 2003. Our sales growth was predominately driven by increased shipments of sportswear and footwear which, when combined, represented over 80% of our total increase in sales. Increased sales of footwear in the United States, Europe and Canada also contributed significantly to the increase in consolidated net sales. Sales of outerwear continued to be a challenge in North America due to unseasonable winter weather and increased competition; however, the increase in sales of outerwear internationally more than offset the declines in the United States and Canada.

Net sales increased in each major geographic region, led by the United States, followed by our European, Other International and Canadian businesses. Sales growth was attributable to increased unit sales volume across all major geographic regions. Global unit sales volumes also increased within each of our product categories. We continued to experience a shift in our sales product mix as sales of sportswear and footwear grew faster than our other product categories.

Net sales from outerwear increased $16.6 million, or 3.7%, to $460.3 million in 2004 from $443.7 million in 2003. Outerwear sales growth was primarily attributable to increased shipments of outerwear in Europe and our Other International businesses. In Europe, sales of outerwear increased in all key product classes and distribution channels. Partially offsetting the increase in international sales of outerwear was the decline of outerwear sales in the United States and Canada.

Net sales from sportswear increased $85.1 million, or 27.3%, to $396.4 million in 2004 from $311.3 million in 2003. Sportswear sales grew in all global markets in 2004, led by strong gains in the United States followed by Europe, Other International and Canada. The increase in sales of sportswear in the United States was attributable to increased sales across all major distribution channels and product classes, including pants, shorts, sweaters and knitted and woven tops. Shipments of sportswear to the department store channel were particularly strong throughout the year in the United States. In Europe, the increase in sportswear sales was primarily attributable to increased shipments of pants, shorts and woven tops.

Net sales from footwear increased $36.0 million, or 24.2%, to $184.6 million in 2004 from $148.6 million in 2003. Footwear sales grew in each of our major markets, led by the United States, followed by Europe, Canada and Other International. In the United States, sales of footwear increased in all key product classes led by shipments of boots and sandals. In Europe, footwear sales increased in all key product classes and distribution channels.

Net sales from accessories increased $2.6 million, or 6.0%, to $46.1 million in 2004 from $43.5 million in 2003. The increase in sales of accessories was the result of increased sales in Other International businesses and Europe, partially offset by decreased sales in the United States and Canada.

Net sales from equipment increased $3.2 million, or 68.1%, to $7.9 million in 2004 from $4.7 million in 2003. Equipment sales were generated by sales of Mountain Hardwear products predominately in the United States.

Net sales in the United States increased $69.9 million, or 11.7%, to $666.7 million in 2004 from $596.8 million in 2003. The increase in net sales in the United States was the result of increased sales from sportswear, footwear and equipment partially offset by decreases in the outerwear and accessories categories. Increased shipments of sportswear in the United States were the most significant factor contributing to our consolidated sales growth for the year. Sportswear sales increased in all key product classes and within each major distribution channel. Footwear sales increased in all key product classes led by boots and sandals. From a distribution channel perspective, footwear sales increased in all sales channels in the United States except the department store channel. Sales of outerwear decreased as a result of several factors, including the continued consumer trend toward purchasing lighter-weight products generally selling at lower prices, unseasonable winter weather conditions during the fourth quarter of 2004, and a challenging competitive environment. The weakness in our youth outerwear category also affected outerwear sales during the year.

Europe’s direct net sales increased $35.1 million, or 26.0%, to $170.3 million in 2004 from $135.2 million in 2003. Excluding changes in currency exchange rates, Europe’s net sales increased 14.0%. Sales growth was achieved across all product categories in Europe during 2004 led by outerwear, followed by footwear, sportswear, accessories and equipment. The increase in sales of outerwear in Europe more than offset the declines in the United States and Canada. Sales of outerwear and footwear increased in all key product classes and distribution channels. Europe’s sportswear growth was primarily the result of increased shipments of pants, shorts and woven tops.

Canada’s net sales increased $10.2 million, or 9.6%, to $116.9 million in 2004 from $106.7 million in 2003. Excluding changes in currency exchange rates, Canada’s net sales increased 2.0%. Net sales growth was led by footwear, followed by sportswear, while sales of accessories and outerwear decreased during the year. Footwear sales grew in all key product classes, led by boots, followed by shoes and sandals. Sales of sportswear also increased in all key product classes, led by knitted and woven tops, followed by pants, sweaters and shorts. Unseasonable winter weather conditions negatively affected outerwear sales in the fourth quarter. Our maturity in the Canadian outerwear market also makes sales growth more challenging.

Net sales from Other International, which includes our direct business in Japan and Korea and our international distributor markets worldwide, increased $28.3 million, or 25.0%, to $141.4 million in 2004 from $113.1 million in 2003. Excluding changes in currency exchange rates, Other International sales increased 21.7%. Net sales grew across all product categories, led by outerwear, followed by sportswear, accessories, equipment and footwear. Outerwear and sportswear sales growth was particularly strong in our international distributor-based markets, while our business in Korea contributed to the increase in sales of accessories. Footwear sales increased less in Other International than in other geographic regions primarily due to the poor sell-through of cold weather footwear in Russia in 2003 as a result of mild weather conditions.

Gross Profit:    Gross profit as a percentage of net sales decreased to 45.5% in 2004 from 46.3% in 2003. The decrease in gross profit was primarily the result of the continued shift in our sales product mix both between and within product categories. The unfavorable gross profit effect of shifts in our sales product mix was partially offset by foreign currency exchange rate fluctuations as foreign currencies in our direct markets appreciated against the U.S. dollar.

A shift in our sales product mix from our traditional outerwear products to sportswear and footwear continued to have an unfavorable impact on our gross profit throughout 2004. This shift in sales product mix was anticipated due to our growth strategy to further develop and expand our product categories. Moreover, as a result of our growth strategies, increases in sales of sportswear and footwear outpaced sales growth from outerwear. Sales product mix affects our gross profits because our outerwear products generally carry higher gross profits than other product categories. In 2004, outerwear sales represented 42.0% of net sales compared to 46.6% of 2003 net sales. Sportswear and footwear sales represented 36.2% and 16.9% of net sales in 2004, respectively, compared to 32.7% and 15.6% of net sales in 2003, respectively. In the future, we anticipate the shift in sales product mix will continue to exert pressure on our gross profits.

Our gross profit also decreased due to shifts in sales product mix within our product categories. Shifts in sales product mix is a factor within each of our product categories especially the outerwear category where there has been a general consumer trend to purchase lighter-weight, lower margin outerwear products and heavier sportswear products, such as fleece sweaters, vests and pullovers.

The unfavorable impacts on gross profit from product mix shifts were partially offset by the appreciation of many foreign currencies against the U.S. dollar. Since our global supply of inventory is generally purchased with U.S. dollars, our foreign businesses have benefited from the decreasing value of the U.S. dollar. This favorable gross profit impact has been most noticeable in our European, Canadian and Japanese businesses.

Our gross profits may not be comparable to those of other companies in our industry because some entities include all of the costs related to their distribution network in cost of sales. Some companies such as ours, however, have chosen to include these expenses as a component of selling, general and administrative expense.

Selling, General and Administrative Expense:    Selling, general and administrative expense (“SG&A”) includes all costs associated with our design, marketing, distribution and corporate functions including depreciation and amortization.

SG&A expense increased $38.2 million, or 15.1%, to $290.5 million in 2004 from $252.3 million in 2003. As a percentage of net sales, SG&A expense was flat at 26.5% for each of 2004 and 2003.

Selling expenses decreased slightly as a percentage of net sales due to a decrease in relative advertising expense. The decrease was primarily attributable to incremental advertising and promotional spending during 2003.

The increase in general and administrative expenses was primarily due to increased personnel, travel and other operating expenses, including professional fees, which were partially offset by a decrease in depreciation expense. The increase in personnel costs was partially attributable to increased headcount and contract labor to support increased unit sales volume and our new distribution center in Kentucky. Increased headcount at our corporate and subsidiary offices to support the higher levels of sales also resulted in increased personnel spending. The increase in travel expense was a function of increased headcount as well as increased international travel as our business matures outside the United States. Professional fees increased due to increased legal, audit and consulting fees, many of which were associated with requirements of the Sarbanes-Oxley Act. Depreciation and amortization totaled $18.6 million for 2004 compared to $23.1 million for 2003. The decrease was primarily related to some assets in the United States becoming fully depreciated.

SG&A expense is expected to increase as percentage of net sales in 2005, compared to 2004, primarily due to the operating costs associated with our new distribution center in Kentucky as well as incremental personnel costs needed to support our growth strategies. We expect that depreciation and amortization will increase to approximately $25 million in 2005 as we place new distribution capital investments in service.

Net Licensing Income:    As our licensees have continued to gain momentum in the market place with the sale of our branded products, our licensing arrangements have produced highly profitable income for the company. We derive net licensing income from income that we earn through licensing our trademarks across a range of categories that complement our current product offerings.

For 2004, we recognized licensing income from fourteen licensees. Products distributed by the licensees included socks, bags, packs, leather, eyewear, watches, camping gear, home furnishings and other accessories.

Net licensing income increased $2.2 million, or 122.2%, to $4.0 million in 2004 from $1.8 million in 2003. Licensing income in 2004 was led by Columbia licensed socks, followed by bags, eyewear, leather accessories and camping gear.

Interest (Income) Expense, Net:    Interest income was $4.1 million in 2004 compared to $2.1 million in 2003. The increase in interest income was due to the higher cash balance and higher interest rate environment compared to the same period in 2003. Interest expense decreased to $0.6 million in 2004 from $1.6 million in 2003. The decrease in interest expense was attributable to an increase in capitalized interest of $0.8 million primarily related to the construction of the distribution center in Kentucky and repayments of notes payable and long-term debt.

Income Tax Expense:    The provision for income taxes increased to $76.3 million in 2004 from $70.5 million in 2003. The reduction in the effective tax rate from 37.0% to 35.5% was due to several factors, including changes in the geographic mix of taxable income as some of our international subsidiary growth rates exceeded our United States growth rates coupled with reductions in our overall state income tax expense.

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

In 2003, we continued to experience a shift in our sales product mix as sales of sportswear and footwear grew faster than outerwear and accessories. In 2002, outerwear represented 51.8% of net sales compared to 46.6% during 2003 while sportswear and footwear increased from 30.0% and 13.5% of net sales during 2002 to 32.7% and 15.6% of net sales during 2003, respectively. As a percentage of net sales, net sales from accessories decreased slightly from 4.7% in 2002 to 4.6% in 2003. With our acquisition of Mountain Hardwear, we have a new product category, equipment, which represented 0.5% of our 2003 net sales.

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

A shift in product mix from our traditional outerwear products to sportswear and footwear had an unfavorable impact on gross profit, but was offset by the effects of foreign currency fluctuations. In general, our outerwear products carry higher gross profits followed by our accessories, sportswear and footwear products. In 2002, outerwear sales represented 51.8% of net sales compared to 46.6% of 2003 net sales. Conversely, sportswear and footwear sales represented 30.0% and 13.5% of net sales in 2002 compared to 32.7% and 15.6% of net sales in 2003, respectively. In the future, we anticipate the shift in product sales mix will continue to exert pressure on our gross profits.

In 2002, our improved gross profits were largely attributable to favorable sourcing costs. Although we continue to benefit from our sourcing efforts, in relative terms, sourcing costs did not materially impact our gross profits in 2003.

The results of recording the Mountain Hardwear inventory at fair value in purchase accounting had an unfavorable impact on our gross profits of approximately 0.1 percentage point. Most of the inventory that Mountain Hardwear had on hand as of the acquisition date, March 31, 2003, was sold during 2003. Accordingly, the remaining mark to market adjustments will not have a material impact on our consolidated gross profit in the future.

Our gross profits may not be comparable to those of other entities, because some entities include all of the costs related to their distribution network in cost of sales. Some companies such as ours, however, have chosen to include these expenses as a component of selling, general and administrative expense.

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

The increase in selling expenses was also partially attributable to a promotional agreement we entered into with Jeep for the introduction of new limited-production “Columbia Edition” Jeep vehicles, to provide broad brand exposure for Columbia in the United States and Canada. Through the program, we received national media exposure expanding Columbia brand awareness.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and the continued growth of the business. We financed our operations for the year ended December 31, 2004 primarily through cash provided by operating activities. At December 31, 2004, we had total cash and cash equivalents of $130.0 million compared to $104.1 million at December 31, 2003. Cash provided by operating activities was $93.7 million in 2004 compared to $121.1 million in 2003. The decrease in cash provided by operating activities was due to an increase in accounts receivable as a result of increased sales in the latter part of 2004, an increase in inventories primarily attributable to the higher speculative inventory position that we took for fall 2004, an unplanned increase in net cancellations of U.S. orders primarily due to unfavorable winter weather conditions, an increase in raw materials and work-in-process inventory in China for 2005 and our current outlook for spring 2005 growth. The appreciation in foreign currency exchange rates of the Euro and Canadian dollar against the U.S. dollar also contributed to the increase in accounts receivable and inventories. The increase in net income partially offset the increases in accounts receivable and inventory.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash used in investing activities was $43.6 million in 2004 compared to $78.8 million in 2003. In 2004, our investing activities primarily consisted of $44.5 million used for capital expenditures, including approximately $30.3 related to the construction of our distribution center in Kentucky. In 2003, our investing activities included $31.9 million related to net purchases of short-term investments, $29.9 million for the acquisition of Mountain Hardwear, net of cash acquired, and $17.1 million for capital expenditures including approximately $10.4 million related to the initial phase of construction of our Kentucky distribution center.

Cash used in financing activities was $29.3 million in 2004 and $5.3 million in 2003. In 2004, net cash used in financing activities was for the repurchase of common stock of $43.1 million and the repayment of long-term debt of $4.6 million, partially offset by proceeds from the sale of stock under employee stock plans of $18.4 million. In 2003, net cash used in financing activities was primarily for the net repayment of notes payable of $9.9 million, the repayment of Mountain Hardwear’s debt of $6.4 million, and the repayment of long-term debt of $4.5 million, partially offset by proceeds from the sale of stock under employee stock plans of $16.1 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $30 million to $75 million, of which $5 million to $50 million is committed. At December 31, 2004, no domestic balance was outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $61.9 million at December 31, 2004. There were no balances outstanding under these lines of credit at December 31, 2004.

Additionally, we maintain unsecured and uncommitted lines of credit with a combined limit of $275 million at December 31, 2004, available for issuing letters of credit. At December 31, 2004, the balance outstanding under these letters of credit was $90.1 million.

As we continue our investment in global infrastructure to support our growth, we anticipate that capital expenditures for 2005 will total approximately $40 million, consisting of maintenance capital requirements and information technology and distribution projects. We expect to fund these capital expenditures with existing cash and cash provided by operations. If the need arises for additional expenditures, we may need to seek additional funding. Our ability to obtain additional credit facilities will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. We do not assure you that financing will be available on terms that are acceptable or favorable to us, if at all.

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

The following table presents our estimated contractual commitments (in thousands):

	Year ending December 31,
	2005	2006	2007	2008	2009	Thereafter	Total
Debt repayments	$4,646	$4,646	$3,571	$3,571	$—	$—	$16,434
Other (1)	570	578	137	127	6	—	1,418
Operating leases (2):
Non-related parties	5,432	4,040	2,810	2,182	639	6,661	21,764
Related party	485	485	485	485	485	971	3,396

(1)	Other amounts primarily include installment payments on purchase obligations made in the ordinary course of business for non-product purchases. The amounts represent the minimum payments required by legally binding contracts and agreements.

(2)	These operating lease commitments are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States.

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

Our foreign currency risk management objective is to protect cash flows resulting from production purchases, intercompany transactions and other costs from exchange rate movements. We manage this risk primarily by using forward exchange contracts and options to hedge various firm as well as anticipated commitments and the related receivables and payables, including third party or intercompany transactions. Anticipated, but not yet firmly committed, transactions that we hedge carry a high level of certainty and are expected to be recognized within one year. We use cross-currency swaps to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in the Euro, Japanese yen and Canadian dollars.

The fair value of our hedging contracts was unfavorable by $5.0 million and $2.8 million at December 31, 2004 and 2003, respectively. A 10% change in the Euro, Japanese yen and Canadian dollar exchange rates would have resulted in the fair value fluctuating approximately $8.1 million at December 31, 2004 and $7.0 million at December 31, 2003. Changes in fair value, resulting from foreign exchange rate fluctuations, would be substantially offset by the change in value of the underlying hedged transactions.

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have no exposure due to interest rate changes on our $12.6 million and $16.3 million of long-term debt at December 31, 2004 and 2003, respectively. We do, however, have cash flow exposure on our committed and uncommitted bank lines of credit because interest on those lines floats and is based on LIBOR and other interest rate indices.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Many of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for uncollectible accounts receivable, the provision for potential excess, close-out and slow moving inventory, product warranty and income taxes.

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

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates for the uncollectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and we make judgments about the creditworthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, current economic trends, and changes in customer payment terms. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance could be required. If we determine a smaller or larger allowance is appropriate, we would record a credit or a charge to SG&A expense in the period in which we made the determination.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially affecting our financial position and results of operations.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 153, “Exchange of Nonmonetary Assets—An Amendment of Accounting Principles Board (“APB”) Opinion No. 29.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. Management is evaluating the effect of the adoption of SFAS No. 153 but does not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock Based Compensation” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values effective for the first interim or annual period beginning after June 14, 2005, with early adoption encouraged. The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Management is evaluating the impact that SFAS No. 123R will have on our consolidated financial position and earnings per share.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the “Act”) that was signed into law on October 22, 2004. FSP No. 109-1 states that tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a special deduction instead of a tax rate reduction. FSP 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Management is evaluating all U.S. Treasury guidance as well as awaiting anticipated further guidance. Management expects to complete this evaluation within a reasonable amount of time after additional guidance is published. Management estimates that the range of possible amounts considered for repatriation under this provision is between $0 and $150 million. The potential range of income tax is subject to various factors and will become determinable once further guidance has been issued.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight, handling costs and wasted material (spoilage) expenses to be recognized as current period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the fiscal years beginning after June 15, 2005. Management believes that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

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

Factors That May Affect Our Business and the Price of Our Common Stock

We May be Adversely Affected by Weather Conditions

Our business is adversely affected by unseasonal weather conditions. Sales of our outerwear and cold weather footwear are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. For example, in 2004, unseasonably warm weather in the United States caused customers to delay, and in some cases reduce or cancel, orders for our outerwear, which had an adverse effect on our net sales and profitability. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring could have a material adverse effect on our results of operations and financial condition.

We May be Adversely Affected by an Economic Downturn or Economic Uncertainty

Sales of our products are subject to substantial cyclical fluctuation. Consumer demand for our products may not reach our growth targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and Europe. Weakness in the Japanese economy, for example, has limited growth opportunities in recent years, and a slower economy in the United States in 2002 and 2003 created additional uncertainties for our customers and our business. In addition, continued volatility in the global oil markets has resulted in rising fuel prices, which many shipping companies are passing on to their customers. Our shipping costs have continued to increase over the past several years, and we expect these increases to continue. Because we price our products to our customers in advance, we may not be able to pass these increased costs on to our customers. Our sensitivity to economic cycles and any related fluctuation in consumer demand and rising shipping costs could have a material adverse effect on our results of operations and financial condition.

Our International Operations Involve Many Risks

We are subject to the risks generally associated with doing business abroad. These risks include foreign governmental laws and regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts and U.S. military operations have increased the risks of doing business abroad. These factors, among others, could affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be materially and adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. The countries in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs or other restrictions, any of which could have a material adverse effect on our results of operations and financial condition.

We May be Adversely Affected by the Financial Health of Retailers

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

We Operate in Very Competitive Markets

The markets for outerwear, sportswear, rugged footwear, tents and sleeping bags are highly competitive, as are the markets for our licensed products. In each of our geographic markets, we face significant competition from global and regional branded apparel and footwear companies. In many instances, retailers who are our customers pose our most significant competitive threat by marketing apparel, footwear and equipment under their own labels. We also compete with other companies for the production capacity of independent manufacturers that produce our products and for import quota capacity. Many of our competitors are significantly larger and have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their products than we have. Increased competition could result in reductions in display areas in retail locations, reductions in sales, or reductions in our profit margins, any of which could have a material adverse effect on our results of operations and financial condition.

We Face Risks Associated with Consumer Preferences and Fashion Trends

Changes in consumer preferences or consumer interest in outdoor activities could have a material adverse effect on our business. In addition, although we believe that our products have not been significantly affected by past fashion trends, changes in fashion trends could have a greater impact as we expand our offerings to include more product categories in more geographic areas. We also face risks because our business requires us to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk through early order commitments by retailers, we must generally place production orders with manufacturers before we have received all of a season’s orders, and orders may be cancelled by retailers before shipment. If we fail to anticipate accurately and respond to consumer preferences, we could experience lower sales, excess inventories and lower profit margins, any of which could have a material adverse effect on our results of operations and financial condition.

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

Although we have not been materially inhibited from selling products in connection with trademark and trade dress disputes, as we extend our brand into new product categories and new product lines and expand the geographic scope of our marketing, we could become subject to litigation based on allegations of the infringement of intellectual property rights of third parties. Future litigation also may be necessary to defend us against such claims or to enforce and protect our intellectual property rights. Any intellectual property litigation could be costly and could divert management’s attention from the operation of our business. Adverse determinations in any litigation could result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. Any intellectual property litigation could have a material adverse effect on our results of operations and financial condition.

Our Success Depends on Our Distribution Facilities

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky; in Canada, we rely primarily on our distribution center in Strathroy, Ontario; and in Europe we rely primarily on our distribution center in Cambrai, France.

The implementation and performance of our Kentucky distribution facility is subject to many risks generally associated with transition and startup activities, including the risk that the new distribution facility may not successfully handle distribution activities and the risk that the transition may be disruptive to our business. Our distribution facilities in the United States and France are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. Risks associated with upgrading or expanding these facilities may significantly disrupt our operations.

Our distribution facilities could also be interrupted by disasters, such as earthquakes (which are known to occur in the Northwestern United States) or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that could be caused by significant disruptions in our distribution facilities.

Our Success Depends on Our Information Systems

Our business is increasingly reliant on information technology. Information systems are used in all stages of our production cycle, from design to distribution, and are used as a method of communication between employees, our subsidiaries overseas, as well as our customers. We also rely on our information systems to allocate resources and forecast operating results. System failures or service interruptions may occur as the result of a number of factors, including computer viruses, hacking or other unlawful activities by third parties, disasters, or failure to properly protect, repair or maintain systems. Any interruption of critical business information systems may have a material adverse affect on our results of operations and financial condition.

Our Success Depends on Our Growth Strategies

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

To implement our business strategy, we must manage growth effectively. We need to continue to change various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Growth could place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. For example, in recent years, we have undertaken a number of new initiatives that require significant management attention and corporate resources, including the development or expansion of distribution facilities on two continents, the acquisition, rejuvenation and expansion of the Sorel brand, and the acquisition, integration and expansion of Mountain Hardwear, Inc. This growth involves many risks and uncertainties that, if not managed effectively, could have a material adverse effect on our results of operations and financial condition.

We May be Adversely Affected by Currency Exchange Rate Fluctuations

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

We May be Adversely Affected by Labor Disruptions

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at factories, shipping ports, transportation carriers, or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing seasons, and could have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.

We Depend on Independent Manufacturers

Our products are produced by independent manufacturers worldwide. We do not operate or own any production facilities. Although we enter into a number of purchase order commitments each season, we do not have long-term contracts with some manufacturers. We therefore face risks that manufacturing operations will fail to perform as expected or that our competitors will gain production or quota capacities that we need for our business. If a manufacturer fails to ship orders in a timely manner or to meet our standards, we could miss delivery deadlines, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect on our business.

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

We Depend on Key Personnel

Our future success will depend in part on the continued service of key personnel, particularly Timothy Boyle, our President and Chief Executive Officer, and Gertrude Boyle, our Chairman and widely recognized advertising spokesperson. Our future success will also depend on our ability to attract and retain key managers, designers, sales people and others. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors in and around Portland, Oregon (including NIKE and adidas-Salomon). We may not be able to attract or retain these employees, which could have a material adverse effect on our results of operations and financial condition.

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

We Face Risks of Product Liability and Warranty Claims

Our products are used in outdoor activities, sometimes in severe conditions. Although we have not experienced any significant expense as the result of product recalls or product liability claims, recalls or these types of claims could occur in the future and have a material adverse effect on our business. Some of our products carry limited warranties for defects in quality and workmanship. We maintain a warranty reserve for future warranty claims, but the actual costs of servicing future warranty claims could exceed the reserve and have a material adverse effect on our results of operations and financial condition.

Our Common Stock Price May Be Volatile

The price of our common stock has fluctuated substantially since our initial public offering. Our common stock is traded on the NASDAQ National Market, which has experienced and is likely to continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. We also believe factors such as fluctuations in financial results, variances from financial market expectations, changes in earnings estimates by analysts, or announcements by us or competitors may cause the market price of the common stock to fluctuate, perhaps substantially.

Insiders Control a Majority of Our Common Stock and Could Sell Shares

Three shareholders—Timothy Boyle, Gertrude Boyle and Sarah Bany—beneficially own a majority of our common stock. As a result, if acting together, they can effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these three insiders are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Columbia Sportswear Company:

We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents, fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 9, 2005

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$130,023	$104,135
Short-term investments	160,205	160,450
Accounts receivable, net (Note 2)	267,653	206,024
Inventories, net (Note 4)	165,426	126,808
Deferred income taxes (Note 10)	22,190	17,442
Prepaid expenses and other current assets	10,536	5,371

Total current assets	756,033	620,230

Property, plant, and equipment, net (Note 5)	155,013	126,247
Intangibles and other assets (Note 2)	26,241	25,132
Goodwill (Note 2)	12,157	12,157

Total assets	$949,444	$783,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$78,309	$62,432
Accrued liabilities (Note 7)	49,789	42,303
Deferred income taxes (Note 10)	1,763	1,486
Income taxes payable	11,819	8,069
Current portion of long-term debt (Note 8)	5,216	4,596

Total current liabilities	146,896	118,886

Long-term debt and other liabilities (Note 8)	12,636	16,335
Deferred income taxes (Note 10)	9,662	7,716

Total liabilities	169,194	142,937

Commitments and contingencies (Note 12)

Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 40,126 and 40,253 issued and outstanding (Note 9)	164,317	182,188
Retained earnings	573,988	435,364
Accumulated other comprehensive income (Note 15)	41,945	23,277

Total shareholders’ equity	780,250	640,829

Total liabilities and shareholders’ equity	$949,444	$783,766

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Net sales	$1,095,307	$951,786	$816,319
Cost of sales	597,373	511,101	437,782

Gross profit	497,934	440,685	378,537

Selling, general, and administrative expense	290,538	252,307	216,085
Net licensing income	(4,032)	(1,811)	(1,223)

Income from operations	211,428	190,189	163,675
Interest income	(4,052)	(2,107)	(2,790)
Interest expense	559	1,627	2,436

Income before income tax	214,921	190,669	164,029
Income tax expense (Note 10)	76,297	70,548	61,511

Net income	$138,624	$120,121	$102,518

Earnings per share:
Basic	$3.44	$3.01	$2.60
Diluted	3.40	2.96	2.56
Weighted average shares outstanding (Note 14):
Basic	40,266	39,953	39,449
Diluted	40,812	40,591	40,063

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash provided by (used in) operating activities:
Net income	$138,624	$120,121	$102,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,628	23,065	18,685
Amortization of unearned compensation	—	—	682
Loss on disposal of property, plant, and equipment	541	268	165
Deferred income tax provision	(2,584)	(4,002)	2,895
Tax benefit from employee stock plans	6,828	7,455	2,749
Changes in operating assets and liabilities:
Accounts receivable	(51,375)	(30,825)	6,517
Inventories	(32,908)	(16,635)	23,001
Prepaid expenses and other current assets	(4,951)	439	(2,075)
Intangibles and other assets	(550)	(279)	(184)
Accounts payable	9,357	7,726	11,919
Accrued liabilities	7,783	5,194	1,772
Income taxes payable	3,464	8,572	(93)
Other liabilities	841	—	—

Net cash provided by operating activities	93,698	121,099	168,551

Cash provided by (used in) investing activities:
Mountain Hardwear net assets acquired, net of cash	—	(29,865)	—
Purchases of short-term investments	(679,195)	(672,415)	(421,300)
Sales of short-term investments	679,440	640,465	341,600
Capital expenditures	(44,490)	(17,118)	(38,023)
Proceeds from sale of property, plant, and equipment	40	103	52
Increase in other liabilities	570	—	—

Net cash used in investing activities	(43,635)	(78,830)	(117,671)

Cash provided by (used in) financing activities:
Proceeds from notes payable	8,325	7,858	5,125
Repayments on notes payable	(8,325)	(17,804)	(22,017)
Repayment of Mountain Hardwear debt	—	(6,413)	—
Repayment on long-term debt	(4,588)	(4,504)	(5,088)
Proceeds from issuance of common stock	18,362	16,072	6,924
Repurchase of common stock	(43,061)	(498)	—

Net cash used in financing activities	(29,287)	(5,289)	(15,056)

Net effect of exchange rate changes on cash	5,112	985	64

Net increase in cash and cash equivalents	25,888	37,965	35,888
Cash and cash equivalents, beginning of year	104,135	66,170	30,282

Cash and cash equivalents, end of year	$130,023	$104,135	$66,170

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$592	$1,658	$2,407
Cash paid during the year for income taxes	70,075	57,284	56,569
Supplemental disclosures of non-cash financing activities:
Assumption of Mountain Hardwear debt	$—	$6,413	$—

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Portion of Restricted Stock Issued For Future Services	Comprehensive Income	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2002	39,283	$149,473	$212,725	$(6,763)	$(2,046)		$353,389
Components of comprehensive income:
Net income			102,518			$102,518	102,518
Foreign currency translation adjustment				7,822		7,822	7,822
Unrealized holding gain on derivative transactions, net				(2,215)		(2,215)	(2,215)

Comprehensive income						$108,125

Exercise of employee stock options	411	5,695					5,695
Tax benefit from stock plans		2,749					2,749
Employee stock purchase program	43	1,229					1,229
Tax benefit from underwriting costs		850					850
Amortization of unearned compensation					682		682

BALANCE, DECEMBER 31, 2002	39,737	159,996	315,243	(1,156)	(1,364)		472,719
Components of comprehensive income:
Net income			120,121			$120,121	120,121
Foreign currency translation adjustment				24,535		24,535	24,535
Unrealized holding loss on derivative transactions, net				(102)		(102)	(102)

Comprehensive income						$144,554

Exercise of employee stock options	711	14,595					14,595
Tax benefit from stock plans		7,455					7,455
Employee stock purchase program	40	1,477					1,477
Repurchase of common stock	(235)	(1,335)			(1,364)		29

BALANCE, DECEMBER 31, 2003	40,253	182,188	435,364	23,277	—		640,829
Components of comprehensive income:
Net income			138,624			$138,624	138,624
Foreign currency translation adjustment				19,238		19,238	19,238
Unrealized holding loss on derivative transactions, net				(570)		(570)	(570)

Comprehensive income						$157,292

Exercise of employee stock options	625	16,224					16,224
Tax benefit from stock plans		6,828					6,828
Employee stock purchase program	46	2,138					2,138
Repurchase of common stock	(798)	(43,061)					(43,061)

BALANCE, DECEMBER 31, 2004	40,126	$164,317	$573,988	$41,945	$—		$780,250

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION

Nature of the business:

Columbia Sportswear Company is a global leader in the design, manufacture, marketing and distribution of active outdoor apparel, including outerwear, sportswear, footwear, equipment and related accessories.

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

Certain reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements, including the reclassification of $160.5 million of municipal auction rate notes and auction rate securities from cash and cash equivalents to short-term investments in the consolidated balance sheet at December 31, 2003.

Dependence on key suppliers:

The Company’s products are produced by independent manufacturers worldwide. For 2004 the Company sourced nearly all of its products outside the United States, principally in the Far East. The Company’s four largest factory groups accounted for approximately 17% of the Company’s total global production for 2004 and another company produced substantially all of the zippers used in the Company’s products. From time to time, the Company has experienced difficulty satisfying its raw material and finished goods requirements. Although the Company believes that it could identify and qualify additional factories to produce these materials, the unavailability of some existing manufacturers for supply of these materials could have a material adverse effect on the Company.

Concentration of credit risk:

The Company had one customer who accounted for approximately 12.5% of accounts receivable outstanding at December 31, 2004.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents:

Cash and cash equivalents are stated at cost and include investments with maturities of three months or less at the date of acquisition. At December 31, 2004 and 2003, cash and cash equivalents were $130,023,000 and $104,135,000, respectively, primarily consisting of money market funds and certificates of deposit.

Short-term investments:

Short-term investments consist of variable rate demand notes and obligations and municipal auction rate notes that generally mature up to 30 years from the purchase date. Short-term investments also include auction rate preferred securities. Investments with maturities beyond one year may be classified as short-term based on

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method. The Company has no investments considered to be trading securities. The carrying value of available-for-sale securities approximates fair market value due to their short maturities.

Accounts receivable:

Accounts receivable have been reduced by an allowance for doubtful accounts, which was $7,825,000 and $8,852,000 at December 31, 2004 and 2003, respectively. The provision for bad debt expense was $1,882,000, $2,325,000 and $3,704,000 in 2004, 2003, and 2002, respectively. The charges to the reserve were $2,909,000, $2,814,000 and $2,379,000 in 2004, 2003 and 2002, respectively.

Inventories:

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventories for excess, close-out or slow moving items and makes provisions as necessary to properly reflect inventory value.

Property, plant, and equipment:

Property, plant, and equipment are stated at cost. Depreciation of buildings, machinery and equipment, furniture and fixtures and amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets. The principal estimated useful lives are: buildings, 30 years; machinery and equipment, 3-6 years; and furniture and fixtures, 3-8 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the remaining term of the underlying lease.

The interest-carrying costs of capital assets under construction are capitalized based on the Company’s weighted average borrowing rates. Capitalized interest was $996,000, $226,000 and $1,000,000 in 2004, 2003 and 2002, respectively.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	December 31, 2004		December 31, 2003
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,200	$(147)	$1,200	$(63)

Intangible assets not subject to amortization:
Trademarks and trade names	$21,971		$21,971
Goodwill	12,157		12,157

	$34,128		$34,128

Amortization expense for intangible assets subject to amortization is estimated to be $84,000 in each of 2005, 2006, 2007, 2008 and 2009.

Other non-current assets totaled $3,217,000 and $2,024,000 at December 31, 2004 and 2003, respectively.

Impairment of long-lived and intangible assets:

In accordance with SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized but instead are measured for impairment at least annually or when events indicate that an impairment exists. The Company reviews and tests its goodwill and intangible assets for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Determination of fair value is based on estimated discounted future cash flows resulting from the use of the asset. The Company compares the estimated fair value of goodwill and intangible assets to the carrying value. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value over the estimated fair value. The estimates of fair value in goodwill and indefinite-lived intangible asset tests are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, and other operating performance measures. These assumptions and estimates may change in the future due to changes in economic conditions, in the Company’s ability to meet sales and profitability objectives, or changes in the Company’s business operations or strategic direction.

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

The Company has determined that its long-lived assets at December 31, 2004 and 2003 were not impaired.

Deferred income taxes:

United States income taxes are provided currently on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company determines annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations. Deferred income taxes are provided for temporary differences

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In some countries outside of the U.S., predominantly where the Company sells direct in Western Europe, precise information regarding the date of receipt by the customer is not readily available. In these cases, the Company estimates the date of receipt by the customer based on historical and expected delivery times by geographic location. Delivery times vary by geographic location, generally from one to four days.

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

Shipping and handling costs:

Shipping and handling fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as cost of sales. Inventory planning, receiving and handling costs are recorded as a component of selling, general, and administrative expenses and were $43,110,000, $39,335,000 and $29,411,000 for the years ended 2004, 2003 and 2002, respectively.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments:

Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company’s long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, short-term investments, accounts receivable and accounts payable) also approximate fair value because of their short-term maturities.

Derivatives:

The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

Substantially all foreign currency derivatives entered into by the Company qualify for and are designated as foreign-currency cash flow hedges, including those hedging foreign currency denominated firm commitments.

Changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings some time after maturity of the related derivative. The consolidated statement of operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in cost of sales when the underlying hedged transaction affects earnings. Unrealized derivative gains and losses recorded in current assets and liabilities and amounts recorded in other comprehensive income are non-cash items and therefore are taken into account in the preparation of the consolidated statement of cash flows based on their respective balance sheet classifications.

Stock-based compensation:

The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” No stock-based employee compensation cost is reflected in net income because all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts):

	2004	2003	2002
Net income, as reported	$138,624	$120,121	$102,518
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	9,277	8,585	6,611

Pro forma net income	$129,347	$111,536	$95,907

Earnings per share—basic
As reported	$3.44	$3.01	$2.60
Pro forma	3.21	2.79	2.43
Earnings per share—diluted
As reported	$3.40	$2.96	$2.56
Pro forma	3.17	2.75	2.39

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Advertising costs:

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising expense, including cooperative advertising costs, was $47,300,000, $43,221,000 and $36,273,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company reimburses its wholesale customers for some of their costs of advertising the Company’s products through cooperative advertising programs based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs were $12,132,000, $9,328,000 and $7,866,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Product warranty:

Some of our products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. A summary of accrued warranties for the years ended December 31 is as follows (in thousands):

	2004	2003	2002
Balance at beginning of period	$8,642	$7,800	$7,475
Charged to costs and expenses	3,375	3,834	2,783
Claims settled	(2,877)	(2,992)	(2,458)

Balance at end of period	$9,140	$8,642	$7,800

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchange of Nonmonetary Assets—An Amendment of Accounting Principles Board (“APB”) Opinion No. 29.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is evaluating the effect of the adoption of SFAS No. 153 but does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock Based Compensation” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values effective for the first interim or annual period beginning after June 14, 2005, with early adoption encouraged. The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is evaluating the impact that SFAS No. 123R will have on its consolidated financial position and earnings per share.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the “Act”) that was signed into law on October 22, 2004. FSP No. 109-1 states that tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a special deduction instead of a tax rate reduction. FSP 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is evaluating all U.S. Treasury guidance as well as awaiting anticipated further guidance. The Company expects to complete this evaluation within a reasonable amount of time after additional guidance is published. The Company estimates that the range of possible amounts considered for repatriation under this provision is between $0 and $150 million. The potential range of income tax is subject to various factors and will become determinable once further guidance has been issued.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight, handling costs and wasted material (spoilage) expenses to be recognized as current period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the fiscal years beginning after June 15, 2005. The Company believes that the adoption of this statement will not have a material impact on its financial position, results of operations or cash flows.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets acquired consisted of $15.0 million for the trademark and trade names of Mountain Hardwear, $12.2 million for goodwill and $1.2 million related to patents. The $16.2 million of purchase price allocated to the trademark and trade names and patents was determined by management, and in part, by a third party appraiser through established valuation techniques. The trademark and trade names and goodwill are not subject to amortization as these assets are deemed to have indefinite useful lives. Patents are subject to amortization over 17 years from the date filed with the U.S. Patent and Trademark Office. At the time of the acquisition, the remaining useful lives of these patents ranged from 13 to 15 years and the weighted average useful life was 14.3 years. These intangible assets will be reviewed for impairment in accordance with SFAS No. 142.

NOTE 4—INVENTORIES, NET

Inventories consist of the following (in thousands):

	December 31,
	2004	2003
Raw materials	$2,905	$3,386
Work in process	8,323	3,692
Finished goods	154,198	119,730

	$165,426	$126,808

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Land	$8,379	$7,312
Buildings	74,906	73,332
Machinery and equipment	112,540	105,666
Furniture and fixtures	10,529	9,460
Leasehold improvements	10,873	9,889
Construction in progress	45,534	12,147

	262,761	217,806
Less accumulated depreciation	107,748	91,559

	$155,013	$126,247

NOTE 6—SHORT-TERM BORROWINGS AND CREDIT LINES

The Company has available an unsecured and committed operating line of credit providing for borrowings in an aggregate amount not to exceed, at any time, (1) $50,000,000 during the period of August 15 through November 14 of the calendar year and (2) $5,000,000 at all other times. The maturity date of this agreement is July 1, 2006. Interest, payable monthly, is computed at the bank’s prime rate minus up to 2.05% per annum. The agreement also includes a fixed rate option based on the LIBOR rate plus up to 65 basis points. There was no balance outstanding on this line at December 31, 2004 and 2003. The unsecured operating line of credit requires the Company to comply with certain covenants including a Capital Ratio, which limits indebtedness to tangible net worth. At December 31, 2004, the Company was in compliance with all of these covenants. If the Company defaults on its payments, it is prohibited, subject to certain exceptions, from making dividend payments or other distributions.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has arrangements in place to facilitate the import and purchase of inventory through the issuance of sight letters of credit. The arrangements consist of an unsecured and uncommitted revolving line of credit of $25,000,000 and a $125,000,000 import line of credit at December 31, 2004, to issue documentary letters of credit on a sight basis and are renewed on an annual basis. The combined limit under this agreement was $150,000,000 at December 31, 2004. The revolving line accrues interest at the bank’s prime rate minus 2% per annum. The revolving line also has a fixed rate option based on the bank’s cost of funds plus 65 basis points. There was no balance outstanding on this line at December 31, 2004 and 2003. At December 31, 2004, the Company had outstanding letters of credit of $71,513,000 for firm purchase orders placed under the import line of credit facility.

The Company also has available an unsecured and uncommitted $150,000,000 import letter of credit line subject to annual renewal. At December 31, 2004, the Company had outstanding letters of credit of $18,554,000 for firm purchase orders placed under this facility.

The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit providing for borrowing to a maximum of C$30,000,000 (US$25,010,000 at December 31, 2004). There was no balance outstanding on this line at December 31, 2004 and 2003.

The Company’s European subsidiary has available an unsecured and uncommitted line of credit providing for borrowing to a maximum of 20,000,000 EURO (US$27,134,000 at December 31, 2004). There was no balance outstanding at December 31, 2004 and 2003.

The Company’s Japanese subsidiary also has an unsecured and uncommitted line of credit providing for borrowing to a maximum of 1,000,000,000 JPY (US$9,765,000 at December 31, 2004). There was no balance outstanding on this line at December 31, 2004 and 2003.

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Accrued salaries, bonus, vacation and other benefits	$22,449	$21,591
Accrued product warranty	9,140	8,642
Accrued cooperative advertising	6,640	4,198
Other	11,560	7,872

	$49,789	$42,303

NOTE 8—LONG-TERM DEBT AND OTHER LIABILITIES

Long-term debt and other liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Senior promissory notes payable	$14,286	$17,858
Term loan	2,148	3,073
Other	1,418	—

	17,852	20,931
Less current portion	5,216	4,596

	$12,636	$16,335

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with a distribution center expansion project, the Company entered into a note purchase agreement. Pursuant to the note purchase agreement, the Company issued senior promissory notes in the aggregate principal amount of $25 million, bearing an interest rate of 6.68% and maturing August 11, 2008. Proceeds from the notes were used to finance the expansion of the Company’s distribution center in Portland, Oregon. The senior promissory notes require the Company to comply with certain ratios related to indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and tangible net worth. At December 31, 2004, the Company was in compliance with these covenants.

In June 2001, the Company’s Japanese subsidiary borrowed 550,000,000 Japanese yen (for which US$2,148,000 was outstanding at December 31, 2004) for general working capital requirements, bearing an interest rate of 1.71% and 1.72% at December 31, 2004 and 2003, respectively. Principal and interest payments are made semi-annually through June 2006.

Other amounts primarily include installment payments on purchase obligations made in the ordinary course of business for non-product purchases.

Principal payments due on these notes at December 31, 2004 were as follows (in thousands):

Year ended December 31,
2005	$5,216
2006	5,224
2007	3,708
2008	3,698
2009	6

$17,852

NOTE 9—SHAREHOLDERS’ EQUITY

On May 16, 2002, the Company’s shareholders approved an increase in the number of authorized shares of common stock from 50,000,000 shares to 125,000,000 shares. At December 31, 2004 and 2003, 40,126,381 and 40,253,235 shares of common stock were issued and outstanding, respectively.

On June 9, 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. At December 31, 2004 and 2003, 250,552 and 204,493 shares of common stock, respectively, had been issued under the ESPP.

In April 2004, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. In January 2005, the Company’s Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. At December 31, 2004, the Company had repurchased 798,356 shares under this program at an aggregate purchase price of $43.1 million.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has undistributed earnings of foreign subsidiaries of approximately $110,000,000 at December 31, 2004, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the United States. If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation. The amount of unrecognized deferred tax liability associated with the undistributed earnings was approximately $12,000,000 at December 31, 2004. The unrecognized deferred tax liability is the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act includes a deduction from taxable income of 85% of certain foreign earnings that are repatriated, as defined in the Act. During 2005, the Company may elect to apply this provision to qualifying repatriations of foreign subsidiary earnings which are currently considered as permanently reinvested under the exception provided by APB No. 23, “Accounting for Income Taxes—Special Areas.” Absent the Act provisions, these earnings would likely not be repatriated in the foreseeable future. The Company is evaluating the effects of the repatriation provisions based on all available U.S. Treasury guidance and is awaiting anticipated further guidance. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time after additional guidance is published. The Company is estimating that the range of possible amounts considered for repatriation under this provision is between $0 and $150 million. The related potential range of income tax is subject to various factors and will become determinable once further guidance has been issued.

In November 2004, the Internal Revenue Service commenced an examination of the Company’s 2002 and 2003 U.S. federal income tax returns.

The Company receives a U.S. income tax benefit upon the exercise of the majority of its employee stock options. The benefit is equal to the difference between the fair market value of the stock at the time of exercise and the option price, times the appropriate tax rate. The Company has recorded the benefit associated with the exercise of employee stock options directly to shareholders’ equity.

Consolidated income from continuing operations before income taxes consists of the following (in thousands):

	Year ended December 31
	2004	2003	2002
U.S. operations	$141,493	$147,738	$136,186
Foreign operations	73,428	42,931	27,843

Income before income tax	$214,921	$190,669	$164,029

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for income taxes consist of the following (in thousands):

	Year ended December 31
	2004	2003	2002
Current:
Federal	$53,164	$51,521	$41,583
State and local	5,746	9,277	6,147
Non-U.S.	19,971	13,752	10,886

	78,881	74,550	58,616

Deferred:
Federal	(509)	(4,340)	2,910
State and local	342	(885)	575
Non-U.S.	(2,417)	1,223	(590)

	(2,584)	(4,002)	2,895

Income tax expense	$76,297	$70,548	$61,511

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements:

	Year ended December 31
	2004	2003	2002
	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.8	3.4	2.7
Non-U.S. income taxed at different rates	(0.9)	0.8	1.0
Foreign tax credits	—	(1.0)	(0.8)
Reduction of accrued income taxes	—	(1.1)	—
Other	(0.4)	(0.1)	(0.4)

Actual provision for income taxes	35.5%	37.0%	37.5%

Significant components of the Company’s deferred taxes are as follows (in thousands):

	As of December 31
	2004	2003
Deferred tax assets:
Non-deductible accruals and allowances	$18,300	$15,774
Capitalized inventory costs	3,890	2,463
Other	339	—

	22,529	18,237

Deferred tax liabilities:
Depreciation and amortization	(9,662)	(8,870)
Deductible accruals and allowance	(1,763)	(1,127)

	(11,425)	(9,997)

Total	$11,104	$8,240

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-current deferred tax assets of $339,000 are included as a component of other assets in the consolidated balance sheet at December 31, 2004. Non-current deferred tax assets of $795,000 are netted with the non-current deferred tax liabilities line item on the consolidated balance sheet and $1,486,000 of current deferred tax liabilities are included as a component of accrued liabilities in the consolidated balance sheet at December 31, 2003.

NOTE 11—PROFIT SHARING PLAN

The Company has a 401(k) profit-sharing plan, which covers substantially all United States employees with more than ninety days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All contributions to the plan are determined by the Board of Directors and totaled $3,903,000, $3,291,000 and $2,930,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

The Company leases certain operating facilities from a related party of the Company. Total rent expense, including month-to-month rentals, for these leases amounted to $533,000, $449,000 and $370,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Rent expense was $5,714,000, $4,740,000 and $3,365,000 for non-related party leases during the years ended December 31, 2004, 2003 and 2002, respectively. Of these amounts $4,677,000, $3,910,000 and $2,587,000 were included as part of selling, general and administrative expense for the years ended December 31, 2004, 2003 and 2002, respectively and $1,037,000, $830,000 and $778,000 were included as part of cost of goods sold for the years ended December 31, 2004, 2003 and 2002, respectively.

The approximate future minimum payments on all lease obligations at December 31, 2004 are as follows (amounts in thousands):

	Non-related Parties	Related Party	Total
2005	$5,432	$485	$5,917
2006	4,040	485	4,525
2007	2,810	485	3,295
2008	2,182	485	2,667
2009	639	485	1,124
Thereafter	6,661	971	7,632

	$21,764	$3,396	$25,160

Rent escalation clauses, leasehold improvement funding, and other lease concessions present in the Company’s leases are included in the computation of the minimum lease payments above and the minimum lease payments are recognized on a straight-line basis over the minimum lease term.

The Company is a party to various legal claims, actions and complaints from time to time. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

NOTE 13—STOCK-BASED COMPENSATION

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 7,400,000 shares of the Company’s Common Stock of which 2,063,242 shares were available for future stock option grants under the Plan at December 31, 2004. Options granted prior to 2001 generally become exercisable ratably over a five-year

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period beginning from the date of grant and expire ten years from the date of grant. Options granted after 2000 generally become exercisable over a period of four years beginning one year after the date of grant and expire ten years from the date of the grant.

The following table summarizes the stock option activity under the Company’s option plan:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2002	2,259,203	$18.37	618,855	$11.07
Granted	823,780	38.27
Cancelled	(21,110)	27.98
Exercised	(410,665)	13.87

Options outstanding at December 31, 2002	2,651,208	25.17	906,787	$17.14

Granted	544,005	35.04
Cancelled	(62,799)	28.30
Exercised	(710,672)	20.42

Options outstanding at December 31, 2003	2,421,742	28.67	963,994	$23.01

Granted	609,575	53.25
Cancelled	(129,870)	40.05
Exercised	(625,443)	25.89

Options outstanding at December 31, 2004	2,276,004	$35.37	1,072,981	$26.57

The Company continues to measure compensation cost for the Plan using the method of accounting prescribed by APB 25. In electing to continue to follow APB 25 for expense recognition purposes, the Company is required to provide the expanded disclosures required under SFAS No. 148 for stock-based compensation granted, including disclosure of pro forma net income and earnings per share, as if the fair value based method of accounting defined in the SFAS No. 123, had been adopted.

The Company has computed, for pro forma disclosure purposes, the value of all stock options granted during 2004, 2003 and 2002 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	2.44 – 4.46%	1.99 – 4.32%	2.33 – 5.33%
Expected dividend yield	0%	0%	0%
Expected lives	2 to 7 years	4 to 8 years	4 to 8 years
Expected volatility	46.00%	58.99%	62.68%

Using the Black-Scholes methodology, the total value of stock options granted during 2004, 2003 and 2002 was $12,924,000, $11,193,000 and $19,251,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 2004, 2003 and 2002 was $21.20, $20.57 and $23.37 per share, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 6.45 - 9.67	133,100	2.02	$7.23	133,100	$7.23
$ 10.13 - 13.08	173,622	3.34	12.55	159,851	12.58
$ 15.71 - 18.13	172,248	4.42	17.78	129,501	17.81
$ 22.71 - 33.69	599,526	6.24	32.51	326,406	31.98
$ 34.20 - 42.88	544,565	6.41	37.97	265,811	38.04
$ 43.93 - 47.91	81,558	6.60	45.26	51,535	45.04
$ 52.75 - 58.08	571,385	8.38	53.26	6,777	53.12

	2,276,004	6.23	$35.37	1,072,981	$26.57

NOTE 14—EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted earnings per share for the years ended December 31, 2004, 2003 and 2002. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Weighted average common shares outstanding, used in computing basic earnings per share	40,266	39,953	39,449
Effect of dilutive stock options	546	638	614

Weighted-average common shares outstanding, used in computing diluted earnings per share	40,812	40,591	40,063

Earnings per share of common stock:
Basic	$3.44	$3.01	$2.60
Diluted	3.40	2.96	2.56

Options to purchase an additional 10,000, 8,000 and 839,000 shares of common stock were outstanding at December 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on derivative transactions. Comprehensive income, net of related tax effects, for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Net income	$138,624	$120,121	$102,518
Unrealized derivative holding losses arising during period (net of tax benefit of ($854), ($584) and ($288) in 2004, 2003 and 2002, respectively)	(4,483)	(2,464)	(2,362)
Reclassification adjustment for losses included in net income (net of tax (benefit)/expense of ($654), ($288) and $41 in 2004, 2003 and 2002, respectively)	3,913	2,362	147

Net unrealized gains (losses) on derivative transactions	(570)	(102)	(2,215)
Foreign currency translation adjustments	19,238	24,535	7,822

Total comprehensive income	$157,292	$144,554	$108,125

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—SEGMENT INFORMATION

The Company operates predominantly in one industry segment: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, footwear, related accessories and equipment.

The geographic distribution of the Company’s net sales, income before income tax, identifiable assets, interest (income) expense, and depreciation and amortization expense are summarized in the following table (in thousands) for the years ended December 31, 2004, 2003 and 2002. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	2004	2003	2002
Net sales to unrelated entities:
United States	$666,661	$596,807	$557,519
Canada	116,940	106,708	86,661
Europe	170,268	135,225	95,933
Other International	141,438	113,046	76,206

	$1,095,307	$951,786	$816,319

Income before income tax:
United States	$134,284	$142,196	$151,147
Canada	18,333	20,480	15,360
Europe	28,848	3,892	2,512
Other International	26,734	20,198	11,653
Interest and other income (expense) and eliminations	6,722	3,903	(16,643)

	$214,921	$190,669	$164,029

Assets:
United States	$835,108	$729,533	$563,447
Canada	89,960	69,184	55,046
Europe	215,534	163,514	120,722
Other international	82,063	46,985	35,830

Total identifiable assets	1,222,665	1,009,216	775,045
Eliminations and reclassifications	(273,221)	(225,450)	(182,228)

Total assets	$949,444	$783,766	$592,817

Interest (income) expense, net:
United States	$(3,475)	$(1,543)	$(1,362)
Canada	(286)	112	996
Europe	232	862	(84)
Other International	36	89	96

	$(3,493)	$(480)	$(354)

Depreciation and amortization expense:
United States	$11,343	$16,248	$16,247
Canada	468	428	307
Europe	6,125	5,795	1,778
Other International	692	594	353

	$18,628	$23,065	$18,685

Net sales to unrelated entities:
Outerwear	$460,342	$443,669	$422,503
Sportswear	396,448	311,301	245,164
Footwear	184,576	148,614	110,038
Accessories	46,083	43,477	38,614
Equipment (1)	7,858	4,725	—

	$1,095,307	$951,786	$816,319

(1)	The equipment product category was introduced with the acquisition of Mountain Hardwear and consists primarily of tents and sleeping bags.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—FINANCIAL RISK MANAGEMENT AND DERIVATIVES

The Company’s foreign currency risk management objective is to protect cash flows resulting from production purchases, intercompany transactions and other costs from the impact of exchange rate movements. The Company manages a portion of these exposures with short-term strategies after giving consideration to market conditions, contractual agreements, anticipated sale and purchase transactions, and other factors. Firmly committed and anticipated transactions and the related receivables and payables may be hedged with forward exchange contracts or options. Premiums paid on options are included in prepaid expenses and are recognized in earnings ratably over the life of the option. Gains and losses arising from foreign currency forward and purchased option contracts, and cross-currency swap transactions are recognized in cost of goods sold or selling, general and administrative expenses as offsets of gains and losses resulting from the underlying hedged transactions. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. This evaluation is performed at inception of the hedge and periodically over the life of the hedge.

At December 31, 2004 and 2003, the Company had approximately $79,500,000 and $70,971,000, respectively, (notional) in forward exchange contracts. The net unrealized derivative loss included in the Company’s liabilities and deferred in other comprehensive income was $5,013,000 and $2,831,000 at December 31, 2004 and 2003, respectively.

The counterparties to derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted and is immaterial to any one institution at December 31, 2004 and 2003. To manage this risk, the Company has established strict counterparty credit guidelines, which are continually monitored and reported to senior management according to prescribed guidelines. As a result, the Company considers the risk of counterparty default to be minimal.

SUPPLEMENTAL INFORMATION—QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s quarterly financial data for the past two years ended December 31, 2004 (in thousands, except per share amounts):

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$206,670	$171,102	$415,759	$301,776
Gross profit	93,883	73,231	196,388	134,432
Net income	19,962	10,732	68,573	39,357
Earnings per share
Basic	$0.50	$0.27	$1.70	$0.98
Diluted	0.49	0.26	1.68	0.97

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$168,871	$152,077	$373,409	$257,429
Gross profit	76,744	64,719	178,817	120,405
Net income	14,919	9,443	63,572	32,187
Earnings per share
Basic	$0.38	$0.24	$1.59	$0.80
Diluted	0.37	0.23	1.56	0.79

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9(a).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Design and Evaluation of Internal Control Over Financial Reporting

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal

Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbia Sportswear Company:

We have audited management’s assessment, included in the accompanying Report of Management, that Columbia Sportswear Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related statements of operations, shareholders’ equity, and cash flows and the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2004 of the Company and our report dated March 9, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 9, 2005

Item 9(b).    OTHER INFORMATION

On January 20, 2005, the Compensation Committee of the Board of Directors determined compensation for the Chief Executive Officer and for other named executive officers for 2005. A summary of the compensation for these officers is filed as Exhibit 10.24 to this Form 10-K.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our directors is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for our 2005 annual meeting of shareholders (the “2005 Proxy Statement”) to be filed with the Securities and Exchange no later than 120 days after the end of our fiscal year ended December 31, 2004. See Item 4(a) of this Annual Report on Form 10-K for information regarding our executive officers.

Item 11.	EXECUTIVE COMPENSATION

The section of our 2005 Proxy Statement entitled “Executive Compensation” is incorporated herein by reference. See Item 5 of this Annual Report on Form 10-K for information concerning our equity compensation plans.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of our 2005 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference. The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), at December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1997 Stock Incentive Plan	2,276,004	$35.37	2,063,242
1999 Employee Stock Purchase Plan	—	—	499,448
Equity compensation plans not approved by security holders	—	—	—

Total	2,276,004	$35.37	2,562,690

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section of our 2005 Proxy Statement entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of our 2005 Proxy Statement entitled “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements. The Financial Statements of the Company filed as part of this Annual Report on Form 10-K are on pages 34 to 55 of this Annual Report.

(a)(3) Exhibits.

(b) See Exhibit Index beginning on page 62 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 9, 2005.

COLUMBIA SPORTSWEAR COMPANY

By:	/s/ BRYAN L. TIMM
Bryan L. Timm
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 9, 2005.

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
Gertrude Boyle
as Attorney-in-Fact

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
Year Ended December 31, 2004:
Allowance for doubtful accounts	$8,852	$1,882	$—	$(2,909)	$7,825
Product warranty	8,642	3,375	—	(2,877)	9,140
Year Ended December 31, 2003:
Allowance for doubtful accounts	$9,341	$2,325	$—	$(2,814)	$8,852
Product warranty	7,800	3,834	—	(2,992)	8,642
Year Ended December 31, 2002:
Allowance for doubtful accounts	$8,016	$3,704	$—	$(2,379)	$9,341
Product warranty	7,475	2,783	—	(2,458)	7,800

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.

Exhibit Index
3.1	Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

3.2	2000 Restated Bylaws (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

4.1	See Article II of Exhibit 3.1 and Article I of Exhibit 3.2

+10.1	1997 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

+*10.2	Form of Incentive Stock Option Agreement

+*10.3	Form of Nonstatutory Stock Option Agreement

+10.3(a)	Form of Executive Stock Option Agreement (incorporated by reference to exhibit 10.3 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10.4	Credit Agreement between the Hong Kong and Shanghai Banking Corporation Limited and the Company dated September 17, 1991, as amended

*10.5	Buying Agency Agreement between Nissho Iwai American Corporation and the Company dated January 1, 1992, as amended

*10.5(a)	Amendment No. 2 to the Buying Agency Agreement Between Nissho Iwai American Corporation and the Company dated February 19, 1998

10.5(b)	Buying Agency Agreement between the Company and Nissho Iwai American Corporation dated October 1, 1998 (incorporated by reference in exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998)

*10.6	Credit Agreement between the Company and Wells Fargo Bank, N.A. dated July 31, 1997

*10.6(a)	Form of First Amendment to Credit Agreement between the Company and Wells Fargo Bank, N.A. dated March 23, 1998

10.6(b)	Credit Agreement Extension between the Company and Wells Fargo Bank National Association dated June 30, 1998 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998)

10.6(c)	Second Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated July 31, 1998 (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998)

10.6(d)	Third Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated June 30, 1999 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999)

10.6(e)	Fourth Amendment to Credit Agreement dated July 31, 2000 between the Company and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

10.6(f)	Fifth Amendment to Credit Agreement between the Company and Wells Fargo Bank, National Association dated November 30, 2001 (incorporated by reference to exhibit 10.6 (f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.6(g)	Sixth Amendment to Credit Agreement between the Company and Wells Fargo Bank, National Association dated June 30, 2002 (incorporated by reference to exhibit 10.6 (g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.6(h)	Seventh Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated June 30, 2003 (incorporated by reference to exhibit 10.6 (h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

Exhibit Index
10.6(i)	Eight Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated January 29, 2004 (incorporated by reference to exhibit 10.6 (i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.6(j)	Ninth Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated December 16, 2004 (incorporated by reference to the Company’s Form 8-K filed on December 20, 2004)

*10.7	Assumption Agreement by and between the Company, Timothy P. Boyle and Don Santorufo and First Interstate Bank of Oregon, N.A., dated March 8, 1996; and form of First Amendment thereto dated March 23, 1998

*10.10	Form of Lease Agreement between Gertrude Boyle and the Company, undated

10.10(a)	Amendment to Lease Agreement between Gertrude Boyle and the Company, dated January 23, 2002 (incorporated by reference to exhibit 10.10 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.11	Lease between BB&S Development Company and the Company, dated February 12, 1996

*10.12	Lease between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 3, 1994

10.12(a)	Lease Amending Agreement between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 1, 2002 (incorporated by reference to exhibit 10.12 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.12(b)	Indemnity Agreement between Columbia Sportswear Company and B.A.R.K. Holdings, Inc., dated January 1, 2002 (incorporated by reference to exhibit 10.12 (b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

+*10.13	Deferred Compensation Conversion Agreement between the Company and Don Santorufo, dated December 31, 1996

*10.14	Form of Tax Indemnification Agreement for existing shareholders

+*10.15	Employment Agreement between Carl K. Davis and the Company dated as of September 5, 1997

+10.15(a)	Employment Agreement between Carl K. Davis and the Company dated as of July 19, 2004 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)

*10.16	Form of Indemnity Agreement for Directors

*10.17	Form of Agreement Regarding Plan of Recapitalization Among the Company and Shareholders

+*10.18	Amendment and Waiver, Deferred Compensation Conversion Agreement, between the Company and Don Santorufo

10.20	Note Purchase and Private Shelf Agreement between the Company and The Prudential Insurance Company of America and Pruco Life Insurance Company dated August 11, 1998 (incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998)

+10.21	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.22	Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

+10.23	Form of Indemnity Agreement for Directors and Executive Officers

+10.24	Summary of Compensatory Arrangements with Directors and Named Executive Officers

Exhibit Index
21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Chief Financial Officer

+	Management Contract or Compensatory Plan
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-43199).