Form 10-Q
period 2005-03-31
COLUMBIA SPORTSWEAR CO
filed 2005-05-06
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to_________

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

The number of shares of Common Stock outstanding on May 3, 2005 was 39,997,210.

COLUMBIA SPORTSWEAR COMPANY

MARCH 31, 2005

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$157,283	$130,023
Short-term investments	181,050	160,205
Accounts receivable, net of allowance of $7,940 and $7,825, respectively	229,424	267,653
Inventories, net (Note 2)	164,793	165,426
Deferred income taxes	21,297	22,190
Prepaid expenses and other current assets	9,447	10,536

Total current assets	763,294	756,033
Property, plant, and equipment, net	155,267	155,013
Intangibles and other assets (Note 3)	26,055	26,241
Goodwill (Note 3)	12,157	12,157

Total assets	$956,773	$949,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$69,899	$78,309
Accrued liabilities	39,171	49,789
Deferred income taxes	1,694	1,763
Income taxes payable	16,246	11,819
Current portion of long-term debt	7,246	5,216

Total current liabilities	134,256	146,896
Long-term debt and other liabilities	13,071	12,636
Deferred income taxes	9,663	9,662

Total liabilities	156,990	169,194
Commitments and contingencies
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 40,253 and 40,126 issued and outstanding	166,617	164,317
Retained earnings	595,325	573,988
Accumulated other comprehensive income	37,841	41,945

Total shareholders’ equity	799,783	780,250

Total liabilities and shareholders’ equity	$956,773	$949,444

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$245,706	$206,670
Cost of sales	138,463	112,787

Gross profit	107,243	93,883

Selling, general, and administrative expense	76,791	64,529
Net licensing income	(716)	(697)

Income from operations	31,168	30,051

Interest income	(1,797)	(978)
Interest expense	390	80

Income before income tax	32,575	30,949

Income tax expense	11,238	10,987

Net income (Note 4)	$21,337	$19,962

Earnings per share (Note 5):
Basic	$0.53	$0.50
Diluted	0.52	0.49

Weighted average shares outstanding:
Basic	40,143	40,318
Diluted	40,659	40,996

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Provided By (Used In) Operating Activities:
Net income	$21,337	$19,962
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,742	5,389
Loss on disposal of property, plant, and equipment	69	47
Deferred income taxes	915	787
Tax benefit from employee stock plans	2,324	1,761

Changes in operating assets and liabilities:
Accounts receivable	35,015	34,973
Inventories	(953)	(1,381)
Prepaid expenses and other current assets	1,051	(1,514)
Other assets	126	85
Accounts payable	(2,368)	(11,840)
Accrued liabilities	(11,986)	(10,779)
Income taxes payable	3,144	1,898
Other liabilities	(26)	—

Net cash provided by operating activities	54,390	39,388

Cash Provided by (Used in) Investing Activities:
Purchases of short-term investments	(77,745)	(223,400)
Sales of short-term investments	56,900	171,850
Capital expenditures	(4,762)	(11,186)
Proceeds from sale of property, plant, and equipment	—	5

Net cash used in investing activities	(25,607)	(62,731)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable	446	7,296
Repayments on notes payable	(446)	(7,296)
Repayment of long-term debt	(521)	(516)
Proceeds from employee stock plans	5,340	4,044
Repurchase of common stock	(4,514)	—

Net cash provided by financing activities	305	3,528

Net Effect of Exchange Rate Changes on Cash	(1,828)	363

Net Increase (Decrease) in Cash and Cash Equivalents	27,260	(19,452)
Cash and Cash Equivalents, Beginning of Period	130,023	105,476

Cash and Cash Equivalents, End of Period	$157,283	$86,024

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$392	$81
Cash paid during the period for income taxes	5,194	6,683

Supplemental Disclosures of Non-Cash Financing Activities:
Assumption of long-term debt from property acquisition	$3,075	$—

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Cash and cash equivalents:

Cash and cash equivalents are stated at cost and include investments with maturities of three months or less at the date of acquisition. Cash and cash equivalents were $157,283,000 and $130,023,000, at March 31, 2005 and December 31, 2004, respectively, primarily consisting of money market funds and certificates of deposit.

Short-term investments:

Short-term investments consist of variable rate demand notes and obligations and municipal auction rate notes that generally mature up to 30 years from the purchase date. Short-term investments also include par value preferred auction rate securities. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method. The Company has no investments considered to be trading securities. The carrying value of available-for-sale securities approximates fair market value due to their short maturities.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$21,337	$19,962
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,329	2,209

Pro forma net income	$19,008	$17,753

Earnings per share—basic
As reported	$0.53	$0.50
Pro forma	0.47	0.44
Earnings per share—diluted
As reported	$0.52	$0.49
Pro forma	0.47	0.43

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Product warranty:

Some of our products carry limited warranty provisions for defects in quality and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements. A summary of accrued warranties for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$9,140	$8,642
Charged to costs and expenses	1,542	1,277
Claims settled	(1,284)	(1,286)

Balance at end of period	$9,398	$8,633

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchange of Nonmonetary Assets – An Amendment of Accounting Principles Board (“APB”) Opinion No. 29.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is evaluating the effect of the adoption of SFAS No. 153 but does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock Based Compensation” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values effective for the first interim or annual period beginning after June 14, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that amends the effective dates for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Therefore, the Company will implement SFAS No. 123R in the first quarter of 2006. The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is evaluating the impact that SFAS No. 123R will have on its consolidated financial position and earnings per share.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight, handling costs and wasted material (spoilage) expenses to be recognized as current period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the fiscal years beginning after June 15, 2005. The Company believes that the adoption of this statement will not have a material impact on its financial position, results of operations or cash flows.

NOTE 2 - INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2004
Raw materials	$2,481	$2,905
Work in process	12,107	8,323
Finished goods	150,205	154,198

	$164,793	$165,426

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

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

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	March 31, 2005		December 31, 2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,200	$(168)	$1,200	$(147)

Intangible assets not subject to amortization:
Trademarks and trade names	$21,971		$21,971
Goodwill	12,157		12,157

	$34,128		$34,128

Amortization expense for intangible assets subject to amortization is estimated to be $84,000 in each of 2005, 2006, 2007, 2008 and 2009.

Other non-current assets totaled $3,052,000 and $3,217,000 at March 31, 2005 and December 31, 2004, respectively.

NOTE 4 - COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on derivative transactions. Comprehensive income, net of related tax effects, is as follows (in thousands):

	Three months ended March 31,
	2005	2004
Net income	$21,337	$19,962
Other comprehensive income:
Unrealized derivative holding gains arising during period	2,019	1,792
Reclassification to net income of previously deferred (gains) losses on derivative transactions	1,360	937
Foreign currency translation adjustments	(7,483)	(2,650)

Other comprehensive income	(4,104)	(79)

Total comprehensive income	$17,233	$20,041

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding gains (losses) on derivative transactions	Accumulated other comprehensive income
Balance at December 31, 2004	$44,979	$(3,034)	$41,945
Activity for the three months ended March 31, 2005	(7,483)	3,379	(4,104)

Balance at March 31, 2005	$37,496	$345	$37,841

NOTE 5 - EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted EPS for the three months ended March 31, 2005 and 2004. A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Weighted average common shares outstanding, used in computing basic earnings per share	40,143	40,318
Effect of dilutive stock options	516	678

Weighted-average common shares outstanding, used in computing diluted earnings per share	40,659	40,996

Earnings per share of common stock:
Basic	$0.53	$0.50
Diluted	0.52	0.49

Options to purchase an additional 15,500 and -0- shares of common stock were outstanding for the three months ended March 31, 2005 and 2004, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be anti-dilutive.

In April 2004, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. In January 2005, the Company’s Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of March 31, 2005, the Company had repurchased 880,523 shares under this program at an aggregate purchase price of $47.6 million.

NOTE 6- SEGMENT INFORMATION

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

	Three months ended March 31,
	2005	2004
Net sales to unrelated entities:
United States	$136,335	$115,258
Europe	46,589	42,932
Canada	25,867	22,376
Other International	36,915	26,104

	$245,706	$206,670

Income (loss) before income tax:
United States	$11,888	$15,380
Europe	9,425	9,237
Canada	4,691	(70)
Other International	4,765	4,534
Interest and other income (expense) and eliminations	1,806	1,868

	$32,575	$30,949

	March 31, 2005	December 31, 2004
Assets:
United States	$842,037	$835,108
Europe	209,082	215,534
Canada	87,704	89,960
Other International	73,009	82,063

Total identifiable assets	1,211,832	1,222,665
Eliminations and reclassifications	(255,059)	(273,221)

Total assets	$956,773	$949,444

	Three months ended March 31,
	2005	2004
Net sales to unrelated entities:
Outerwear	$51,217	$40,442
Sportswear	132,156	116,965
Footwear	49,847	38,385
Accessories	9,121	8,225
Equipment	3,365	2,653

	$245,706	$206,670

NOTE 7 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended, such financial instruments are marked to market with the offset to accumulated other comprehensive income and subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the three months ended March 31, 2005 and 2004.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, access to raw materials and factory capacity, and financing and working capital requirements and resources.

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

The following discussion of our results of operations and liquidity and capital resources, including known trends and uncertainties identified by management, should be read in conjunction with the Consolidated Financial Statements and Accompanying Notes that appear elsewhere in this quarterly report.

All references to quarters relate to the quarter ended March 31 of the particular year.

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

Highlights for the quarter ended March 31, 2005 are as follows:

•	Our backlog for the fall 2005 selling season as of March 31, 2005 decreased $18.4 million, or 2.8%, to $645.6 million from $664.0 million as of March 31, 2004. Excluding changes in currency exchange rates, fall 2005 backlog decreased $29.6 million, or 4.5%. The decrease in our fall backlog is largely the result of weak outerwear orders in the United States. We attribute the weakness in outerwear orders to poor sell-through during the fall 2004 season due to unseasonably warm weather conditions, increasingly competitive United States outerwear market conditions in both high end and low end branded outerwear, retail consolidation at key customers and the timing of the receipt of orders. Although we cannot predict with certainty any future results, our reported backlog is one indicator of our anticipated sales for the fall 2005 selling season. Many factors, however, could cause actual sales to differ materially from reported future order backlog. Moreover, our fall 2005 backlog is not indicative of, and should not be utilized in forecasting sales beyond the fall 2005 selling season.

•	Net sales increased $39.0 million, or 18.9%, to $245.7 million from $206.7 million for the comparable period in 2004. Excluding changes in currency exchange rates, net sales increased 15.9%. Net sales increased in every geography in which we operate. However, over 50% of the increase in first quarter net sales was the result of increased sales in the United States. First quarter net sales also increased for each of our major product categories.

•	Gross margin decreased 180 basis points to 43.6% from 45.4% in the first quarter of 2004. The decrease was largely the result of an increase in fall 2004 product close-out sales at lower gross margins. Close-out sales increased due to an accumulation of excess outerwear inventory, which primarily resulted from unseasonably warm weather during the fourth quarter of 2004.

•	Selling, general and administrative expenses (“SG&A”) remained constant as a percentage of net sales at 31.2% in the first quarter of both 2005 and 2004. For full year 2005, we anticipate SG&A expense will increase as a percentage of net sales primarily due to the operating costs associated with our new distribution center in Kentucky as well as incremental personnel costs needed to support our growth strategies. We expect that depreciation and amortization will increase to $24 million in 2005 as we have placed new distribution capital investments in service.

•	Net income increased 6.5% from the comparable period in 2004 to $21.3 million and diluted earnings per share increased to $0.52.

•	During the first quarter, we placed our new distribution center in Henderson County, Kentucky in service, and we have been shipping spring 2005 merchandise through the facility since January. We will begin shipping some Mountain Hardwear® products from the Kentucky distribution center beginning with the fall 2005 season.

•	In April 2004, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In January 2005, our Board of Directors authorized the repurchase of an additional $100 million of our common stock. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. As of March 31, 2005, we had purchased 880,523 shares of our common stock for approximately $47.6 million.

Results of Operations

Net income increased $1.3 million, or 6.5%, to $21.3 million for the first quarter of 2005 from $20.0 million for the comparable period in 2004. Diluted earnings per share increased $0.03 to $0.52 for the first quarter of 2005 from $0.49 for the comparable period in 2004.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our consolidated statements of operations:

	Three Months Ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	56.4	54.6

Gross profit	43.6	45.4
Selling, general and administrative	31.2	31.2
Net licensing income	(0.3)	(0.3)

Income from operations	12.7	14.5
Interest income, net	(0.6)	(0.5)

Income before income tax	13.3	15.0
Income tax expense	4.6	5.3

Net income	8.7%	9.7%

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

Net Sales: Consolidated net sales increased 18.9% to $245.7 million for the first quarter of 2005 from $206.7 million for the comparable period in 2004. The majority of our sales growth was attributable to increased shipments in the United States, particularly shipments of sportswear and footwear. Outerwear sales also increased significantly due to increased sales in our Other International businesses and the United States.

Net sales increased in each major geographic region, led by the United States, followed by our Other International, European and Canadian businesses. Sales growth was attributable to an increase in unit sales volume across all product categories and geographic markets except Japan, where unit sales volume decreased slightly. Although our sales product mix did not change as significantly in the first quarter of 2005, we anticipate our sales product mix to become more heavily weighted toward sportswear and footwear for full year 2005 compared to 2004.

Net sales from outerwear increased $10.8 million, or 26.7%, to $51.2 million for the first quarter of 2005 from $40.4 million for the comparable period in 2004. Sales of outerwear increased in each of our geographic markets led by Other International, followed by the United States, Canada and Europe. The increase in outerwear sales stemmed primarily from increased shipments from our Other International businesses and the United States. Colder weather had a favorable impact on outerwear sales in Japan and Korea while international distributor outerwear sales growth was led by our distributors in Russia and Argentina. Although outerwear sales increased in the United States, we attribute this sales growth to an increase in close-out sales which resulted from excess inventory from our fall 2004 season. Unseasonably warm weather in North America during the fourth quarter of 2004 led to higher than normal outerwear cancellations and excess outerwear inventory at December 31, 2004.

Net sales from sportswear increased $15.2 million, or 13.0%, to $132.2 million for the first quarter of 2005 from $117.0 million for the comparable period in 2004. Sportswear sales growth was led by the United States, followed by Canada, Other International and Europe. The increase in sportswear sales resulted primarily from increased shipments in the United States. Sportswear sales growth in the United States was predominately driven by our men’s product line, particularly shorts, woven and knit tops, pants and sweaters. During the quarter, sportswear sales increased in all sales channels in the United States. Sportswear sales growth in Europe and Other International was much less than the United States and Canada. The cold weather conditions that had a favorable impact on outerwear sales in Japan and Korea had an inverse effect on sportswear sales, whereas sportswear sales to our international distributors increased significantly.

Net sales from footwear increased $11.4 million, or 29.7%, to $49.8 million for the first quarter of 2005 from $38.4 million for the comparable period in 2004. Footwear sales growth was led by the United States, followed by Europe, Other International and Canada. Increased shipments of footwear in the United States represented the majority of the total increase in footwear sales. Footwear sales growth in the United States was achieved within all major sales channels except for the department store channel. The United States sales growth was predominately the result of increased sales from our sandals product lines. Europe’s footwear sales growth was largely achieved through the sports specialty sales channel. Sales of men’s hiking boots and trail shoes sold particularly well in Europe during the quarter.

Net sales from accessories increased $0.9 million, or 11.0%, to $9.1 million for the first quarter of 2005 from $8.2 million for the comparable period in 2004. Accessories sales growth was led by Other International, followed by Canada, Europe and the United States.

Net sales from equipment increased $0.7 million, or 25.9%, to $3.4 million for the first quarter of 2005 from $2.7 million for the comparable period in 2004. The vast majority of equipment sales were generated by sales of Mountain Hardwear products in the United States. However, sales growth was mainly attributable to an increase in Mountain Hardwear equipment sales in international distributor markets.

Net sales in the United States increased $21.0 million, or 18.2%, to $136.3 million for the first quarter of 2005 from $115.3 million for the comparable period in 2004. Net sales growth was led by sportswear, followed by footwear, outerwear, equipment and accessories. Men’s sportswear, particularly shorts, woven and knit tops, pants and sweaters, was the largest component of sportswear sales growth. The increase in footwear sales was the result of continued sales growth in our sandals product lines as well as hiking and trail styles. The increase in outerwear sales was largely due to increased close-out sales.

Europe’s direct net sales increased $3.7 million, or 8.6%, to $46.6 million for the first quarter of 2005 from $42.9 million for the comparable period in 2004. Excluding changes in currency exchange rates, Europe’s net sales increased 1.9%. Net sales growth was led by footwear, followed by outerwear, sportswear, equipment and accessories. Footwear sales increases were largely the result of increased sales in the sports specialty sales channel, particularly the sales of men’s hiking and trail shoes and casual styles.

Canada’s net sales increased $3.5 million, or 15.6%, to $25.9 million for the first quarter of 2005 from $22.4 million for the comparable period in 2004. Excluding changes in currency exchange rates, Canada’s net sales increased 7.1%. Canada’s sales growth was fairly evenly distributed within each product category led by sportswear, followed by outerwear, footwear and accessories. Spring tops, pants and shorts in the Outdoor Issue and GRT lines drove the sportswear growth in the quarter.

Net sales from Other International, which includes our direct business in Japan and Korea and our international distributor markets worldwide, increased $10.8 million, or 41.4%, to $36.9 million for the first quarter of 2005 from $26.1 million for the comparable period in 2004. Excluding changes in currency exchange rates, other international sales increased 36.4%. Sales growth for Other International was largely the result of increased sales from our international distributor based markets; however, our Japanese and Korean direct businesses also achieved sales growth for the quarter. Net sales growth was led by outerwear, followed by footwear, sportswear, accessories and equipment. The increase in outerwear sales was attributable to cold weather conditions in Japan and Korea as well as increased sales to our distributors in Russia and Argentina. Footwear sales growth was driven by increased shipments of trail and casual shoes and hiking boots to our international distributors. Sportswear sales in Japan and Korea were adversely affected by the cold weather conditions that favorably impacted outerwear sales, whereas sportswear sales to our international distributors increased significantly.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 43.6% for the first quarter of 2005 from 45.4% for the comparable period in 2004. The decrease in gross profit was largely attributable to increased close-out sales of fall 2004 product in the United States at lower gross margins. Gross profit was also negatively affected by the sales growth attributable to our international distributors, which generally carry lower margins than our direct markets, causing lower consolidated gross profit. The unfavorable gross profit impact of increased close-out and international distributor sales was partially offset by foreign currency exchange rate fluctuations as foreign currencies in our direct markets appreciated against the U.S. dollar.

Although changes in sales product mix had an unfavorable impact on our gross profit during 2004, product mix had a relatively insignificant impact on gross profit during the first quarter of 2005. In general, our outerwear products carry higher gross margins followed by our accessories, sportswear and footwear products. For the first quarter of 2005, outerwear sales represented 20.8% of total net sales compared to 19.5% of total net sales for the first quarter of 2004. This outerwear increase as a percentage of total sales is partially attributable to increased close-out sales as well as sales growth from Other International. Footwear sales also increased to 20.3% of total net sales for the first quarter of 2005 from 18.6% of total net sales for the comparable period in 2004. Sportswear and accessories decreased as a percentage of total net sales to 53.8% and 3.7% for the first quarter of 2005 compared to 56.6% and 4.0% for the first quarter of 2004, respectively. Despite the nominal impact of product mix in the first quarter of 2005, we anticipate shifts in product sales mix will continue to exert pressure on our gross profits for the remainder of 2005.

The unfavorable impacts on gross profit from increased close-out and international distributor sales were partially offset by the appreciation of foreign currencies against the U.S. dollar, particularly the Euro and Canadian dollar. Since our global supply of inventory is generally purchased with U.S. dollars, our foreign businesses have benefited from the decreasing value of the U.S. dollar. This favorable gross profit impact has been most noticeable in our European, Canadian and Japanese businesses.

Our gross profits may not be comparable to those of other companies in our industry because some entities include all of the costs related to their distribution network in cost of sales. Some companies such as ours, however, have chosen to include these expenses as a component of selling, general and administrative expense.

Selling, General and Administrative Expense: SG&A includes all costs associated with our design, marketing, distribution and corporate functions, including depreciation and amortization.

SG&A expense increased $12.3 million, or 19.1%, to $76.8 million for the first quarter of 2005 from $64.5 million for the comparable period in 2004. As a percentage of net sales, SG&A was flat at 31.2% for the first quarter of 2005 and 2004.

Selling expense, including commissions and advertising, increased to 10.5% of net sales for the first quarter of 2005 from 10.1% for the comparable period in 2004. This increase is primarily due to an increase in our United States advertising spending for 2005 to further promote the Columbia brand.

The increase in general and administrative expense was primarily due to increases in personnel related costs. The increase in personnel costs was partially attributable to increased headcount at our corporate and subsidiary offices to support the higher levels of sales as well as increased headcount at our new distribution center in Kentucky. Depreciation and amortization totaled $5.6 million for the first quarter of 2005 compared to $5.4 million for the comparable period in 2004. The increase in depreciation is attributable to depreciation expense from our Kentucky distribution center placed in service in January 2005 partially offset by some assets in the United States becoming fully depreciated in the first quarter of 2004.

SG&A expense is expected to increase as a percentage of net sales in 2005, compared to 2004, primarily due to the operating costs associated with our distribution center in Kentucky, increased advertising and promotional cost and incremental personnel costs. We expect depreciation and amortization to increase to approximately $24 million in 2005 as we have placed new distribution capital investments in service.

Net Licensing Income: As our licensees have gained momentum in the marketplace with the sale of our branded products, our licensing arrangements have produced highly profitable income for the company. We derive net licensing income from income that we earn through licensing our trademarks across a range of categories that complement our current product offerings.

For the first quarter of 2005, we recognized licensing income from 10 licensees. Products distributed by the licensees included socks, packs, leather, eyewear, watches, camping gear, home furnishings and other accessories.

Net licensing income remained flat at $0.7 million for the first quarter of 2005 and 2004. The components of licensing income were led by Columbia licensed socks, followed by camping gear and eyewear products.

Interest (Income) Expense, Net: Interest income was $1.8 million for the first quarter of 2005 compared to $1.0 million for the comparable period in 2004. The increase in interest income was due to the higher cash balance and higher interest rate environment compared to the same period in 2004. Interest expense was $0.4 million for the first quarter of 2005 compared to $0.1 million for the comparable period in 2004. The increase in interest expense was primarily attributable to higher capitalized interest, which reduced interest expense in the first quarter of 2004, related to the construction of the distribution center in Henderson County, Kentucky.

Income Tax Expense: The provision for income taxes increased to $11.2 million for the first quarter of 2005 from $11.0 million for the comparable period in 2004. The reduction in the effective tax rate from 35.5% to 34.5% was due primarily to reductions in international tax expense.

Seasonality of Business

Our business is affected by the general seasonal trends common to the outdoor apparel industry, with sales and profits highest in the third calendar quarter. Our products are marketed on a seasonal basis, with product sales mix weighted substantially toward the fall season. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Sales of our products are subject to substantial cyclical fluctuation and impacts from unseasonable weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on our results of operations, cash flows and financial position.

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and to continue to grow the business. At March 31, 2005, we had total cash equivalents of $157.3 million compared to $130.0 million at December 31, 2004. Cash provided by operating activities was $54.4 million for the three months ended March 31, 2005 and $39.4 million for the comparable period in 2004. This change was primarily due to a decrease in accounts payable resulting from payments made for spring 2005 inventory, an increase in net income, and an increase in prepaid and other current assets.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash used in investing activities was $25.6 million for the three months ended March 31, 2005 and $62.7 million for the comparable period in 2004. For the 2005 period, net cash used in investing activities primarily consisted of net purchases of short-term investments of $20.8 million and $4.8 million for capital expenditures. For the 2004 period, net cash used in investing activities included net purchases of short-term investments of $51.5 million and capital expenditures of $11.2 million, primarily related to the construction of the distribution center in Kentucky, which began operating in January 2005.

Cash provided by financing activities was $0.3 million for the three months ended March 31, 2005 and $3.5 million for the comparable period in 2004. For the 2005 period, net cash provided by financing activities primarily consisted of proceeds from the sale of stock under employee stock plans of $5.3 million, offset by the repurchase of $4.5 million of common stock. For the 2004 period, net cash provided by financing activities primarily consisted of proceeds from the sale of stock under employee stock plans of $4.0 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $30 million to $75 million, of which $5 million to $50 million is committed. As of March 31, 2005, no balances were outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place that we guarantee with a combined limit of approximately $60.0 million at March 31, 2005. There were no balances outstanding under these lines of credit at March 31, 2005.

Additionally, we maintain unsecured import lines of credit with a combined limit of approximately $325 million at March 31, 2005, available for issuing documentary letters of credit. At March 31, 2005, outstanding letters of credit totaled $85.1 million.

As we continue our investment in global infrastructure to support our growth, we anticipate that capital expenditures for 2005 will total approximately $40 million, consisting of maintenance capital requirements and distribution and information technology projects. We expect to fund these capital expenditures with existing cash and cash provided by operations. If the need arises for additional expenditures, we may need to seek additional funding. Our ability to obtain additional credit facilities will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. There is no assurance that financing will be available on terms that are acceptable or favorable to us, if at all.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchange of Nonmonetary Assets – An Amendment of Accounting Principles Board (“APB”) Opinion No. 29.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. Management is evaluating the effect of the adoption of SFAS No. 153 but does not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock Based Compensation” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values effective for the first interim or annual period beginning after June 14, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that amends the effective dates for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Therefore, the Company will implement SFAS No. 123R in the first quarter of 2006. The pro-forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is evaluating the impact that SFAS No. 123R will have on its consolidated financial position and earnings per share.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight, handling costs and wasted material (spoilage) expenses to be recognized as current period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the fiscal years beginning after June 15, 2005. Management believes that the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

Factors That May Affect Our Business and the Price of Our Common Stock

We May be Adversely Affected by Weather Conditions

Our business is adversely affected by unseasonable weather conditions. Sales of our outerwear and cold weather footwear are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. For example, in 2004, unseasonably warm weather in the United States caused customers to delay, and in some cases reduce or cancel, orders for our outerwear, which had an adverse effect on our net sales and profitability. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring could have a material adverse effect on our results of operations and financial condition.

We May be Adversely Affected by an Economic Downturn or Economic Uncertainty

Sales of our products are subject to substantial cyclical fluctuation. Consumer demand for our products may not reach our growth targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and Europe. Weakness in the Japanese economy, for example, has limited growth opportunities in recent years, and a slower economy in the United States in 2002 and 2003 created additional uncertainties for our customers and our business. In addition, continued volatility in the global oil markets has resulted in rising fuel prices, which many shipping companies are passing on to their customers. Our shipping costs have continued to increase over the past several years, and we expect these increases to continue. Because we price our products to our customers in advance, we may not be able to pass these increased costs on to our customers. Rising oil prices and interest rates may also adversely affect consumer demand. Our sensitivity to economic cycles and any related fluctuation in consumer demand and rising shipping costs could have a material adverse effect on our results of operations and financial condition.

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

We May be Adversely Affected by Retailer Consolidation

When retailers combine their operations through mergers, acquisitions, or other transactions, their consolidated order volume may decrease while their bargaining power and the competitive threat they pose by marketing products under their own label may increase. Some of our significant customers have consolidated their operations in the past, which in turn has had a negative impact on our business. We expect retailer consolidation to continue, which could have a material adverse effect on our results of operations and financial condition.

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

To implement our business strategy, we must manage growth effectively. We need to continue to change various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Growth could place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. For example, in recent years, we have undertaken a number of new initiatives that require significant management attention and corporate resources, including the development or expansion of distribution facilities on two continents, the acquisition, rejuvenation and expansion of the Sorel® brand, and the acquisition, integration and expansion of Mountain Hardwear, Inc. This growth involves many risks and uncertainties that, if not managed effectively, could have a material adverse effect on our results of operations and financial condition.

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

We Depend on Key Personnel

Our future success will depend in part on the continued service of key personnel, particularly Timothy Boyle, our President and Chief Executive Officer, and Gertrude Boyle, our Chairman and widely recognized advertising spokesperson. Our future success will also depend on our ability to attract and retain key managers, designers, sales people and others. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors in and around Portland, Oregon (including NIKE, Inc. and adidas-Salomon AG). We may not be able to attract or retain these employees, which could have a material adverse effect on our results of operations and financial condition.

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

Insiders Control a Majority of Our Common Stock and Could Sell Shares

Three shareholders— Timothy Boyle, Gertrude Boyle and Sarah Bany— beneficially own a majority of our common stock. As a result, if acting together, they can effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these three insiders are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 to January 31, 2005	82,167	$54.94	82,167	$152,424,000
February 1, 2005 to February 28, 2005	—	—	—	—
March 1, 2005 to March 31, 2005	—	—	—	—

Total	82,167	$54.94	82,167	$152,424,000

(1)	In April 2004, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. In January 2005, the Company’s Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

Item 6 – EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Vice President and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: May 6, 2005	/s/ BRYAN L. TIMM
Bryan L. Timm
Vice President and Chief Financial Officer