Form 10-Q
period 2005-06-30
COLUMBIA SPORTSWEAR CO
filed 2005-08-05
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of Common Stock outstanding on August 2, 2005 was 37,772,967.

COLUMBIA SPORTSWEAR COMPANY

JUNE 30, 2005

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$174,869	$130,023
Short-term investments	68,010	160,205
Accounts receivable, net of allowance of $6,289 and $7,825, respectively	165,252	267,653
Inventories, net (Note 2)	215,937	165,426
Deferred income taxes	20,598	22,190
Prepaid expenses and other current assets	10,139	10,536

Total current assets	654,805	756,033
Property, plant, and equipment, net	154,661	155,013
Intangibles and other assets (Note 3)	26,245	26,241
Goodwill (Note 3)	12,157	12,157

Total assets	$847,868	$949,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$88,454	$78,309
Accrued liabilities	40,964	49,789
Deferred income taxes	1,597	1,763
Income taxes payable	6,370	11,819
Current portion of long-term debt	7,206	5,216

Total current liabilities	144,591	146,896
Long-term debt and other liabilities	11,997	12,636
Deferred income taxes	9,649	9,662

Total liabilities	166,237	169,194
Commitments and contingencies
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 37,737 and 40,126 issued and outstanding	52,209	164,317
Retained earnings	601,638	573,988
Accumulated other comprehensive income	27,784	41,945

Total shareholders’ equity	681,631	780,250

Total liabilities and shareholders’ equity	$847,868	$949,444

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$186,231	$171,102	$431,937	$377,772
Cost of sales	112,678	97,871	251,141	210,658

Gross profit	73,553	73,231	180,796	167,114
Selling, general, and administrative expense	66,119	58,327	142,910	122,856
Net licensing income	(907)	(781)	(1,623)	(1,478)

Income from operations	8,341	15,685	39,509	45,736
Interest income	(1,653)	(1,278)	(3,450)	(2,256)
Interest expense	355	325	745	405

Income before income tax	9,639	16,638	42,214	47,587
Income tax expense	3,326	5,906	14,564	16,893

Net income (Note 4)	$6,313	$10,732	$27,650	$30,694

Earnings per share (Note 5):
Basic	$0.16	$0.27	$0.70	$0.76
Diluted	0.16	0.26	0.69	0.75
Weighted average shares outstanding :
Basic	38,956	40,469	39,546	40,394
Diluted	39,329	41,148	39,987	41,056

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Provided By (Used In) Operating Activities:
Net income	$27,650	$30,694
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,520	9,687
Loss on disposal of property, plant, and equipment	106	160
Deferred income taxes	1,532	1,258
Tax benefit from employee stock plans	2,677	2,525
Changes in operating assets and liabilities:
Accounts receivable	95,554	65,163
Inventories	(54,273)	(83,324)
Prepaid expenses and other current assets	290	(2,310)
Other assets	(124)	(17)
Accounts payable	18,455	27,500
Accrued liabilities	(9,702)	(5,882)
Income taxes payable	(6,899)	(6,120)
Other liabilities	(52)	188

Net cash provided by operating activities	86,734	39,522

Cash Provided by (Used in) Investing Activities:
Purchases of short-term investments	(92,745)	(379,965)
Sales of short-term investments	184,940	365,650
Capital expenditures	(12,507)	(26,647)
Proceeds from sale of property, plant, and equipment	—	8

Net cash provided by (used in) investing activities	79,688	(40,954)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable	6,050	8,029
Repayments on notes payable	(6,050)	(8,029)
Repayment of long-term debt	(1,556)	(516)
Proceeds from employee stock plans	7,100	6,749
Repurchase of common stock	(121,035)	—

Net cash provided by (used in) financing activities	(115,491)	6,233

Net Effect of Exchange Rate Changes on Cash	(6,085)	(387)

Net Increase in Cash and Cash Equivalents	44,846	4,414
Cash and Cash Equivalents, Beginning of Period	130,023	105,476

Cash and Cash Equivalents, End of Period	$174,869	$109,890

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$729	$400
Cash paid during the period for income taxes	17,813	21,568
Supplemental Disclosures of Non-Cash Financing Activities:
Assumption of debt from property acquisition	$3,075	$—

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Use of estimates:

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from these estimates and assumptions. Some of these more significant estimates relate to revenue recognition, allowance for doubtful accounts, inventory, product warranty, and income taxes.

Cash and cash equivalents:

Cash and cash equivalents are stated at cost and include investments with maturities of three months or less at the date of acquisition. Cash and cash equivalents were $174,869,000 and $130,023,000 at June 30, 2005 and December 31, 2004, respectively, primarily consisting of money market funds and certificates of deposit.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$6,313	$10,732	$27,650	$30,694
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1,729	2,252	3,987	4,461

Pro forma net income	$4,584	$8,480	$23,663	$26,233

Earnings per share—basic
As reported	$0.16	$0.27	$0.70	$0.76
Pro forma	0.12	0.21	0.60	0.65
Earnings per share—diluted
As reported	$0.16	$0.26	$0.69	$0.75
Pro forma	0.12	0.21	0.59	0.64

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Product warranty:

Some of our products carry limited warranty provisions for defects in quality and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements. A summary of accrued warranties and related activity for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$9,398	$8,633	$9,140	$8,642
Charged to costs and expenses	718	879	2,260	2,156
Claims settled	(899)	(745)	(2,183)	(2,031)

Balance at end of period	$9,217	$8,767	$9,217	$8,767

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values effective for the first interim or annual period beginning after June 14, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that amends the effective dates for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of the fiscal year, instead of the next reporting period, that begins after June 15, 2005. Therefore, the Company will implement SFAS No. 123R in the first quarter of 2006. The proforma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is evaluating the impact that SFAS No. 123R will have on its consolidated financial position and earnings per share.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the “Act”) that was signed into law on October 22, 2004. FSP No. 109-1 states that tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a special deduction instead of a tax rate reduction. The effect of the adoption of FSP No. 109-1 will not have a material impact on the Company’s consolidated financial statements. FSP 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is evaluating all U.S. Treasury guidance as well as awaiting anticipated further guidance. The Company expects to complete this evaluation within a reasonable amount of time after additional guidance is published. The Company estimates that the range of possible amounts considered for repatriation under this provision is between $0 and $150 million. The potential range of income tax is subject to various factors but is estimated to be between $0 and $10 million.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight, handling costs and wasted material (spoilage) expenses to be recognized as current period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the fiscal years beginning after June 15, 2005. The Company believes that the adoption of this statement will not have a material impact on its financial position, results of operations or cash flows.

NOTE 2 - INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$4,173	$2,905
Work in process	21,135	8,323
Finished goods	190,629	154,198

	$215,937	$165,426

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

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	June 30, 2005		December 31, 2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,200	$(189)	$1,200	$(147)

Intangible assets not subject to amortization:
Trademarks and trade names	$21,971		$21,971
Goodwill	12,157		12,157

	$34,128		$34,128

Amortization expense for intangible assets subject to amortization is estimated to be $84,000 in each of 2005, 2006, 2007, 2008 and 2009.

Other non-current assets totaled $3,263,000 and $3,217,000 at June 30, 2005 and December 31, 2004, respectively.

NOTE 4 - COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses, net of applicable taxes, on derivative transactions. Comprehensive income (loss) net of related tax effects, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$6,313	$10,732	$27,650	$30,694
Other comprehensive income:
Unrealized derivative holding gains (losses) arising during period	70	(312)	2,089	1,480
Reclassification to net income of previously deferred losses on derivative transactions	1,374	650	2,734	1,587
Foreign currency translation adjustments	(11,501)	(2,577)	(18,984)	(5,227)

Other comprehensive loss	(10,057)	(2,239)	(14,161)	(2,160)

Comprehensive income (loss)	$(3,744)	$8,493	$13,489	$28,534

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding gains (losses) on derivative transactions	Accumulated other comprehensive income
Balance at December 31, 2004	$44,979	$(3,034)	$41,945
Activity for the six months ended June 30, 2005	(18,984)	4,823	(14,161)

Balance at June 30, 2005	$25,995	$1,789	$27,784

NOTE 5 - EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted EPS for the three and six months ended June 30, 2005 and 2004. A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding, used in computing basic earnings per share	38,956	40,469	39,546	40,394
Effect of dilutive stock options	373	679	441	662

Weighted-average common shares outstanding, used in computing diluted earnings per share	39,329	41,148	39,987	41,056

Earnings per share of common stock:
Basic	$0.16	$0.27	$0.70	$0.76
Diluted	0.16	0.26	0.69	0.75

Options to purchase an additional 573,000 and 13,000 shares of common stock were outstanding for the three months ended June 30, 2005 and 2004, respectively, and 569,000 and 16,500 shares of common stock were outstanding for the six months ended June 30, 2005 and 2004, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be anti-dilutive.

In April 2004, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. In January 2005, the Company’s Board of Directors authorized the repurchase of up to an additional $100 million of the

Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of June 30, 2005, the Company had repurchased approximately 3,457,000 shares under this program at an aggregate purchase price of $164.1 million.

NOTE 6 - SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales to unrelated entities:
United States	$110,244	$105,939	$246,580	$221,197
Europe	25,434	24,504	72,023	67,436
Canada	9,723	12,478	35,590	34,854
Other International	40,830	28,181	77,744	54,285

	$186,231	$171,102	$431,937	$377,772

Income (loss) before income tax:
United States	$4,294	$8,977	$16,182	$24,357
Europe	(2,744)	(249)	6,681	8,988
Canada	(33)	916	4,658	846
Other International	6,426	5,257	11,191	9,791
Interest and other income (expense) and eliminations	1,696	1,737	3,502	3,605

	$9,639	$16,638	$42,214	$47,587

	June 30, 2005	December 31, 2004
Assets:
United States	$751,860	$835,108
Europe	198,996	215,534
Canada	86,587	89,960
Other International	73,811	82,063

Total identifiable assets	1,111,254	1,222,665
Eliminations and reclassifications	(263,386)	(273,221)

Total assets	$847,868	$949,444

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales to unrelated entities:
Outerwear	$39,987	$40,789	$91,204	$81,231
Sportswear	102,446	90,424	234,602	207,389
Footwear	34,253	30,721	84,100	69,106
Accessories	6,810	6,607	15,931	14,832
Equipment	2,735	2,561	6,100	5,214

	$186,231	$171,102	$431,937	$377,772

NOTE 7 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company’s risk management programs, the Company uses a variety of financial instruments, including foreign currency option and forward exchange contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company hedges against the currency risk associated with firmly committed and anticipated transactions for the next twelve months denominated in European euros, Canadian dollars and Japanese yen.

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended, such financial instruments are marked to market with the offset to accumulated other comprehensive income and subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the three and six months ended June 30, 2005 and 2004.

NOTE 8 – SUBSEQUENT EVENT

On July 1, 2005, the Company acquired all outstanding shares of stock of its Swiss distributor, Tecnisport SA (“Tecnisport”), for a total cash purchase price of approximately CHF 2,750,000 (US $2,146,000). The Company will sell its products directly in the important Swiss market beginning in July 2005.

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

All references to quarters relate to the quarter ended June 30 of the particular year.

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

Highlights for the quarter ended June 30, 2005 are as follows:

•	Net sales increased $15.1 million, or 8.8%, to $186.2 million from $171.1 million for the comparable period in 2004. Excluding changes in currency exchange rates, net sales increased 7.1%. Net sales growth was predominately driven by both our Other International businesses, particularly our international distributors, and increased sportswear sales in the United States. Net sales increased in all geographies in which we operate, except Canada. Second quarter net sales increased for each of our major product categories except outerwear.

•	Gross profit decreased 330 basis points to 39.5% of net sales from 42.8% of net sales in the second quarter of 2004. The decrease was the result of an increase in close-out sales of spring 2005 product at lower gross profit and, to a lesser degree, continued close-out sales of fall 2004 product. The increase in spring 2005 close-out sales was primarily due to unseasonably cool weather conditions in the early part of the spring season in the United States, which had an adverse impact on our planned promotional events.

•	Selling, general and administrative expenses (“SG&A”) increased to 35.5% of net sales from 34.1% of net sales in the second quarter of 2004. For full year 2005, we anticipate SG&A expense will increase as a percentage of net sales primarily due to the operating costs associated with our new distribution center in Kentucky as well as incremental personnel costs needed to support our growth strategies. We expect that depreciation and amortization will increase $4.9 million, to $23.5 million in 2005 as we have placed new distribution capital projects in service.

•	Net income decreased $4.4 million, or 41.1%, to $6.3 million and diluted earnings per share decreased from $0.26 to $0.16, in each case from the comparable period in 2004.

•	As of June 30, 2005, we had repurchased approximately 3,457,000 shares of our common stock for approximately $164.1 million under an aggregate $200 million repurchase program authorized by our Board of Directors. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Results of Operations

Net income decreased $4.4 million, or 41.1%, to $6.3 million for the second quarter of 2005 from $10.7 million for the comparable period in 2004. Diluted earnings per share decreased $0.10 to $0.16 for the second quarter of 2005 from $0.26 for the comparable period in 2004.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.5	57.2	58.1	55.8

Gross profit	39.5	42.8	41.9	44.2
Selling, general and administrative expense	35.5	34.1	33.1	32.5
Net licensing income	(0.5)	(0.5)	(0.3)	(0.4)

Income from operations	4.5	9.2	9.1	12.1
Interest income, net	(0.7)	(0.6)	(0.7)	(0.5)

Income before income tax	5.2	9.8	9.8	12.6
Income tax expense	1.8	3.5	3.4	4.5

Net income	3.4%	6.3%	6.4%	8.1%

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Net Sales: Consolidated net sales increased 8.8% to $186.2 million for the second quarter of 2005 from $171.1 million for the comparable period in 2004. Excluding changes in currency exchange rates, consolidated net sales increased 7.1%. The majority of our sales growth was attributable to increased sales in our Other International businesses and increased sales of sportswear in the United States. Increased sales of sportswear and footwear comprised nearly all of our sales growth for the quarter while outerwear sales decreased slightly.

Geographically, sales growth was led by our Other International businesses, followed by our United States and European businesses. Canadian sales decreased for the quarter. Sales growth was attributable to an increase in unit sales volume across all geographic markets except Canada. On a consolidated unit basis, shipments increased for all product categories except outerwear, with significant growth from sportswear shipments in the United States. Product sales mix continued to shift during the quarter due to the sales growth generated by sportswear and footwear while outerwear sales declined. For full year 2005, we anticipate that our product sales mix will be more heavily weighted toward the sportswear and footwear categories compared to the product sales mix in 2004.

Net sales from outerwear decreased $0.8 million, or 2.0%, to $40.0 million for the second quarter of 2005 from $40.8 million for the comparable period in 2004. The decrease in net sales resulted from decreased shipments in the United States and Canada partially offset by increased shipments in Other International and Europe. The decrease in outerwear sales in the United States was caused by weakness in the fall youth category, which typically begins shipping late in the second quarter, as well as decreased sales in our women’s product line. Outerwear sales growth was the strongest in our Other International businesses led by sales to our international distributors. The increase in European outerwear sales was primarily driven by our men’s outerwear line.

Net sales from sportswear increased $12.0 million, or 13.3%, to $102.4 million for the second quarter of 2005 from $90.4 million for the comparable period in 2004. Sportswear sales growth was led by the United States, followed by Other International and Europe, while sales of sportswear decreased in Canada. Sportswear sales growth resulted primarily from increased shipments in the United States driven by increased close-out sales of spring 2005 product. This increase in close-out sales was largely due to unseasonably cool weather conditions in the early part of the spring season in the United States, which had an adverse impact on our planned promotional events. Other International sales growth was led by sales to our international distributors, followed by sales in Korea and Japan.

Net sales from footwear increased $3.6 million, or 11.7%, to $34.3 million for the second quarter of 2005 from $30.7 million for the comparable period in 2004. Footwear sales growth was driven entirely by our Other International businesses, while footwear sales decreased in the United States, Canada and Europe. Footwear sales growth was especially strong to our international distributors as footwear performed exceptionally well in most distributor markets, including Russian footwear sales which rebounded from the weaker sales reported in the second quarter of 2004. The decrease in footwear sales in the United States resulted from decreased sales of shoes while sales of sandals and boots increased slightly.

Net sales from accessories increased $0.2 million, or 3.0%, to $6.8 million for the second quarter of 2005 from $6.6 million for the comparable period in 2004. The increase was attributable to growth in Other International and Europe partially offset by decreased accessories sales in the United States and Canada.

Net sales from equipment increased $0.1 million, or 3.8%, to $2.7 million for the second quarter of 2005 from $2.6 million for the comparable period in 2004. The vast majority of equipment sales were generated by sales of Mountain Hardwear products in the United States.

Net sales in the United States increased $4.4 million, or 4.2%, to $110.3 million for the second quarter of 2005 from $105.9 million for the comparable period in 2004. The sales growth was attributable to our sportswear product category as sales of our other product categories decreased. The largest decrease was in outerwear, followed by footwear, accessories and equipment. Sportswear sales growth was driven by an increase in our spring 2005 close-out sales while the decrease in outerwear sales was the result of weakness in the fall youth outerwear category, which typically begins shipping late in the second quarter, as well as decreased sales in our women’s product line.

Europe’s direct net sales increased $0.9 million, or 3.7%, to $25.4 million for the second quarter of 2005 from $24.5 million for the comparable period in 2004. Excluding changes in currency exchange rates, Europe’s net sales decreased 0.8%. Net sales growth was led by outerwear, followed by equipment, sportswear and accessories while footwear sales decreased for the quarter. The increase in outerwear sales was primarily the result of increased sales in our men’s line. The decrease in footwear sales was due, in part, to the timing of shipments since several shipments of year-round footwear were delayed from the second quarter to the third and fourth quarters.

Canada’s net sales decreased $2.8 million, or 22.4%, to $9.7 million for the second quarter of 2005 from $12.5 million for the comparable period in 2004. Excluding changes in currency exchange rates, Canada’s net sales decreased 28.3%. Net sales decreased for all product categories. The largest decrease was in outerwear, followed by footwear, sportswear and accessories. The decrease in Canadian sales was partially attributable to an increasingly challenging retail environment. The decrease in second quarter sales was also partially attributable to the timing of shipments between the first and second quarters. Canada’s first quarter 2005 sales increased 15.6% to $25.9 million from $22.4 million for the comparable period in 2004.

Net sales from Other International, which includes our direct business in Japan and Korea and our international distributor markets worldwide, increased $12.6 million, or 44.7%, to $40.8 million for the second quarter of 2005 from $28.2 million for the comparable period in 2004. Excluding changes in currency exchange rates, Other International sales increased 41.2%. Sales growth for Other International was largely the result of increased sales to our international distributors; however, our Japanese and Korean direct businesses also achieved sales growth for the quarter. Net sales growth was led by footwear, followed by sportswear, outerwear, accessories and equipment. International distributor sales growth was primarily driven by continued strong performance by our distributors selling into Russia, Hong Kong and China.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 39.5% for the second quarter of 2005 from 42.8% for the comparable period in 2004. The decrease in gross profit was partially attributable to increased close-out sales of spring 2005 and fall 2004 product in the United States at lower gross profits. The increase in spring 2005 close-out sales was primarily due to unseasonably cool weather conditions in the early part of the spring season in the United States, which had an adverse impact on our planned promotional events.

Product sales mix also continued to have a negative impact on gross profit since the lower-margin sportswear and footwear product categories generated sales growth during the quarter while sales of our higher-margin outerwear product category decreased for the quarter. In general, our outerwear products carry higher gross profits than sportswear and footwear products. For the second quarter of 2005, outerwear sales represented 21.5% of total net sales compared to 23.8% of total net sales for the second quarter of 2004. Sportswear and footwear sales increased to 55.0% and 18.4% of total net sales for the second quarter of 2005 from 52.8% and 17.9% of total net sales for the comparable period in 2004, respectively. Accessories and equipment decreased as a percentage of total net sales to 3.7% and 1.4% for the second quarter of 2005 compared to 3.9% and 1.5% for the second quarter of 2004, respectively. We anticipate that shifts in product sales mix will continue to exert pressure on our gross profits for the remainder of 2005.

Gross profit was also negatively affected by the sales growth attributable to our international distributors, which generally carry lower gross profits than our direct sales, resulting in lower consolidated gross profit. The unfavorable gross profit impact from increased close-out and international distributor sales and shifts in product sales mix were partially offset by improvement in our foreign currency hedge rates for spring 2005 compared to spring 2004. Since our global supply of inventory is generally purchased with U.S. dollars, our foreign businesses have benefited from the decrease in value of the U.S. dollar. This favorable gross profit impact has been most noticeable in our European and Canadian businesses.

Our gross profits may not be comparable to those of other companies in our industry because some include all of the costs related to their distribution network in cost of sales. We, like others, have chosen to include these expenses as a component of selling, general and administrative expense.

Selling, General and Administrative Expense: SG&A includes all costs associated with our design, merchandising, marketing, distribution and corporate functions, including depreciation and amortization.

SG&A expense increased $7.8 million, or 13.4%, to $66.1 million for the second quarter of 2005 from $58.3 million for the comparable period in 2004. As a percentage of net sales, SG&A increased to 35.5% of net sales for the second quarter of 2005 from 34.1% of net sales for the comparable period in 2004.

Selling expense, including commissions and advertising, increased to 9.8% of net sales for the second quarter of 2005 from 9.5% for the comparable period in 2004. This increase is primarily due to an increase in our United States advertising spending for 2005 to further promote the Columbia brand.

The increase in general and administrative expense was primarily due to increases in personnel related costs, depreciation expense, professional fees, and other general operating costs associated with our new distribution center in Kentucky. The increase in personnel costs was partially attributable to increased headcount at our corporate and subsidiary offices to support the higher levels of sales as well as increased headcount at our Kentucky distribution center. Depreciation and amortization totaled $5.6 million for the second quarter of 2005 compared to $4.1 million for the comparable period in 2004. The increase in depreciation is primarily attributable to depreciation expense from our Kentucky distribution center placed in service in January 2005.

SG&A expense is expected to increase as a percentage of net sales in 2005 compared to 2004, primarily due to the operating costs associated with our distribution center in Kentucky, increased advertising and promotional costs and incremental personnel costs. We expect depreciation and amortization to increase to approximately $23.5 million in 2005 as we have placed new distribution capital projects in service.

Net Licensing Income: As our licensees have become more established in the marketplace with the sale of Columbia branded products, our licensing arrangements have produced highly profitable income for the Company. We derive net licensing income from income that we earn through licensing our trademarks across a range of categories that complement our current product offerings.

For the second quarter of 2005, we recognized licensing income from 13 licensees. Products distributed by the licensees included socks, packs, leather apparel and accessories, eyewear, watches, camping gear, home furnishings and other accessories.

Net licensing income increased to $0.9 million for the second quarter of 2005 from $0.8 million for the comparable period in 2004. The components of licensing income were led by Columbia camping gear, followed by socks and bags and packs.

Interest (Income) Expense, Net: Interest income was $1.7 million for the second quarter of 2005 compared to $1.3 million for the comparable period in 2004. The increase in interest income was due to the higher interest rate environment compared to the same period in 2004 and was partially offset by the impact of the share repurchases during the second quarter of 2005. Interest expense was $0.4 million for the second quarter of 2005 compared to $0.3 million for the comparable period in 2004. The increase in interest expense was primarily attributable to higher capitalized interest related to the construction of the Kentucky distribution center, which reduced interest expense in the second quarter of 2004.

Income Tax Expense: The provision for income taxes decreased to $3.3 million for the second quarter of 2005 from $5.9 million for the comparable period in 2004 due to lower taxable income and a lower estimated effective tax rate for the second quarter of 2005 compared to the same period in 2004. The reduction in the estimated effective tax rate from 35.5% to 34.5% was due primarily to higher taxable income in jurisdictions with lower overall income tax rates.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Sales: Consolidated net sales increased 14.3% to $431.9 million for the six months ended June 30, 2005 from $377.8 million for the comparable period in 2004. Excluding changes in currency exchange rates, consolidated net sales increased 12.0%. The majority of the sales growth was the result of increased shipments of sportswear predominately in the United States. Footwear and outerwear sales also increased substantially for the period.

Increased net sales were realized in each major geographic region in which we operate led by the United States, followed by Other International, Europe and Canada. Net sales growth was attributable to an increase in unit sales volume across all product categories and geographic markets except Canada, which decreased slightly. Increased net sales were led by sportswear, followed by footwear, outerwear, accessories and equipment. We continued to experience a shift in our sales product mix as sales of footwear grew faster than all other product categories.

Net sales from outerwear increased $10.0 million, or 12.3%, to $91.2 million from $81.2 million for the comparable period in 2004. The increase in net sales of outerwear was primarily the result of increased shipments from our Other International businesses. European outerwear sales also increased while sales of outerwear in the United States and Canada decreased. Cool spring weather had a favorable impact on outerwear sales in Japan and Korea while substantial outerwear sales growth was generated by our international distributor markets. The decrease in outerwear sales in the United States was primarily caused by continued weakness in our youth outerwear category as well as decreased sales in our women’s product line.

Net sales from sportswear increased $27.2 million, or 13.1%, to $234.6 million from $207.4 million for the comparable period in 2004. Sportswear sales growth was led by the United States, followed by Other International, Canada and Europe. The increase in sportswear sales resulted primarily from increased shipments in the United States. Sportswear sales growth in the United States was driven by a combination of increased sales in our men’s product line as well as increased close-out sales of spring 2005 product. The cold weather conditions that had a favorable impact on outerwear sales in Japan and Korea had an unfavorable impact on sportswear sales in those markets, but sportswear sales to our international distributors increased significantly.

Net sales from footwear increased $15.0 million, or 21.7%, to $84.1 million from $69.1 million for the comparable period in 2004. Footwear sales growth was led by Other International, followed by the United States, Europe and Canada. Footwear sales growth was especially strong in our international distributor markets. United States sales growth was primarily the result of increased sales of our sandals.

Net sales from accessories increased $1.1 million, or 7.4%, to $15.9 million from $14.8 million for the comparable period in 2004. Sales growth for accessories was led by Other International, followed by Europe and Canada, while sales of accessories decreased in the United States.

Net sales from equipment increased $0.8 million, or 15.1%, to $6.1 million from $5.3 million for the comparable period in 2004. Equipment sales growth was led by Other International, followed by Europe and the United States.

Net sales in the United States increased $25.4 million, or 11.5%, to $246.6 million from $221.2 million for the comparable period in 2004. The sales growth was predominately the result of increased shipments of sportswear and footwear. Outerwear and accessories sales decreased while equipment sales increased slightly.

Europe’s net sales increased $4.6 million, or 6.8%, to $72.0 million from $67.4 million for the comparable period in 2004. Excluding changes in currency exchange rates, Europe’s net sales increased 0.9%. Sales growth was achieved across all product categories led by footwear, followed by outerwear, sportswear, equipment and accessories.

Canada’s net sales increased $0.7 million, or 2.0%, to $35.6 million from $34.9 million for the comparable period in 2004. Excluding changes in currency exchange rates, Canada’s net sales decreased 5.4%. Net sales growth was led by sportswear, followed by footwear and accessories while sales of outerwear decreased.

Net sales from other international geographies including Japan, Korea and our international distributors increased $23.4 million, or 43.1%, to $77.7 million from $54.3 million for the comparable period in 2004. Excluding changes in currency exchange rates, other international sales increased 38.8%. Net sales growth was led by outerwear followed by footwear, sportswear, accessories and equipment.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 41.9% for the six months ended June 30, 2005 from 44.2% for the comparable period in 2004. The decrease in gross profit was largely due to increased close-out sales in the United States at lower gross profits than in the comparable period in 2004. This increase is primarily related to unfavorable weather conditions having an adverse impact on our excess unsold inventories for our fall 2004 and spring 2005 seasons in the United States.

Gross profit was also negatively affected by the sales growth attributable to our international distributors, which generally carry lower gross profits than our direct sales, resulting in lower consolidated gross profit. To a lesser degree, sales product mix continued to have an impact on gross profits as the sales growth from our lower-margin footwear product category outpaced the sales growth from our higher-margin outerwear product category. In general, our outerwear products carry higher gross profits followed by our accessories, sportswear and footwear products. For the six months ended June 30, 2005, footwear sales represented 19.5% of total net sales compared to 18.3% of total net sales for the comparable period in 2004. Outerwear, sportswear and accessories decreased to 21.1%, 54.3% and 3.7% of total net sales compared to 21.5%, 54.9% and 3.9% for the comparable period in 2004, respectively. Equipment sales remained flat at 1.4% of net sales for each period.

The unfavorable gross profit impact from increased close-out and international distributor sales and shifts in product sales mix were partially offset by improvement in our foreign currency hedge rates for spring 2005 compared to spring 2004. Since our global supply of inventory is generally purchased with U.S. dollars, our foreign businesses have benefited from the decrease in value of the U.S. dollar. This favorable gross profit impact has been most noticeable in our European and Canadian businesses.

Selling, General and Administrative Expense: SG&A expense increased $20.1 million, or 16.4%, to $142.9 million for the six months ended June 30, 2005 from $122.8 million for the comparable period in 2004. As a percentage of net sales, SG&A increased to 33.1% of net sales for the six months ended June 30, 2005 from 32.5% of net sales for the comparable period in 2004.

Selling expense, including commissions and advertising, increased to 10.2% of net sales for the second quarter of 2005 from 9.8% for the comparable period in 2004. This increase is primarily due to an increase in our United States advertising spending for 2005 to further promote the Columbia brand.

The increase in general and administrative expense was primarily due to increases in personnel related costs, depreciation expense, professional fees, and other general operating costs associated with our new distribution center in Kentucky. The increase in personnel costs was partially attributable to increased headcount at our corporate and subsidiary offices to support the higher levels of sales as well as increased headcount at our Kentucky distribution center. Depreciation and amortization totaled $11.2 million for the six month period ended June 30, 2005 compared to $9.4 million for the comparable period in 2004. The increase in depreciation is primarily attributable to depreciation expense from our Kentucky distribution center placed in service in January 2005.

Net Licensing Income: For the six months ended June 30, 2005, we recognized licensing income from 13 licensees. Products distributed by the licensees included socks, packs, leather apparel and accessories, eyewear, watches, camping gear, home furnishings and other accessories.

Net licensing income increased to $1.6 million for the six months ended June 30, 2005 from $1.5 million for the comparable period in 2004. The components of licensing income were led by Columbia camping gear, followed by socks, home furnishings and eyewear.

Interest (Income) Expense, Net: Interest income increased to $3.4 million for the six months ended June 30, 2005 from $2.3 million for the comparable period in 2004. The increase in interest income was due to the higher cash balance and higher interest rate environment compared to the same period in 2004 and was partially offset by the impact of the share repurchases during the six months ended June 30, 2005. Interest expense increased to $0.7 million for the six months ended June 30, 2005 from $0.4 million for the comparable period in 2004. The increase in interest expense was primarily attributable to higher capitalized interest related to the construction of the Kentucky distribution center, which reduced interest expense in the first six months of 2004.

Income Tax Expense: The provision for income taxes decreased to $14.6 million for the six months ended June 30, 2005 from $16.9 million for the comparable period in 2004 due to lower taxable income and a lower estimated effective tax rate for the first six months of 2005 as compared to the same period in 2004. The reduction in the estimated effective tax rate from 35.5% to 34.5% was due primarily to higher taxable income in jurisdictions with lower overall income tax rates.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and to continue to grow the business. At June 30, 2005, we had total cash equivalents of $174.9 million compared to $130.0 million at December 31, 2004. Cash provided by operating activities was $86.7 million for the six months ended June 30, 2005 and $39.5 million for the comparable period in 2004. This change was primarily due to an increase in cash receipts coupled with a smaller increase in inventory and associated accounts payable resulting from lower than planned sales growth for this fall season.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash provided by investing activities was $79.7 million for the six months ended June 30, 2005 compared to cash used of $41.0 million for the comparable period in 2004. For the 2005 period, net cash provided by investing activities primarily consisted of net sales of short-term investments of $92.2 million offset by capital expenditures of $12.5 million. For the 2004 period, net cash used in investing activities included net purchases of short-term investments of $14.3 million and capital expenditures of $26.7 million, primarily related to the construction of the distribution center in Kentucky, which began operating in January 2005.

Cash used in financing activities was $115.5 million for the six months ended June 30, 2005 compared to cash provided of $6.2 million for the comparable period in 2004. For the 2005 period, net cash used in financing activities primarily consisted of the repurchase of $121.0 million of common stock and the repayment of long-term debt of $1.6 million, offset by the proceeds from the sale of stock under employee stock plans of $7.1 million. For the 2004 period, net cash provided by financing activities primarily consisted of proceeds from the sale of stock under employee stock plans of $6.7 million, partially offset by the repayment of long-term debt of $0.5 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $30 million to $75 million, of which $5 million to $50 million is committed. As of June 30, 2005, no balances were outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place that we guarantee with a combined limit of approximately $57.7 million at June 30, 2005. There were no balances outstanding under these lines of credit at June 30, 2005.

Additionally, we maintain unsecured import lines of credit with a combined limit of approximately $275 million at June 30, 2005, available for issuing documentary letters of credit. At June 30, 2005, outstanding letters of credit totaled $86.4 million.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other various assumptions that we believe to be reasonable in the circumstances. Many of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for uncollectible accounts receivable, the provision for potential excess, close-out and slow moving inventory, product warranty and income taxes.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially affecting our financial position and results of operations.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values effective for the first interim or annual period beginning after June 14, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that amends the effective dates for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of the fiscal year, instead of the next reporting period, that begins after June 15, 2005. Therefore, the Company will implement SFAS No. 123R in the first quarter of 2006. The proforma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is evaluating the impact that SFAS No. 123R will have on its consolidated financial position and earnings per share.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” and FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the “Act”) that was signed into law on October 22, 2004. FSP No. 109-1 states that tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a special deduction instead of a tax rate reduction. The effect of the adoption of FSP No. 109-1 will not have a material impact on our financial statements. FSP 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Management is evaluating all U.S. Treasury guidance as well as awaiting anticipated further guidance. Management expects to complete this evaluation within a reasonable amount of time after additional guidance is published. Management estimates that the range of possible amounts considered for repatriation under this provision is between $0 and $150 million. The potential range of income tax is subject to various factors but is estimated to be between $0 and $10 million.

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

Factors That May Affect Our Business and the Price of Our Common Stock

We May be Adversely Affected by Weather Conditions

Our business is adversely affected by unseasonable weather conditions. Sales of our outerwear and cold weather footwear are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. For example, in spring 2005, unseasonably cool weather in the United States caused customers to delay, and in some cases reduce or cancel, orders for our sportswear, which had an adverse effect on our net sales and profitability. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring could have a material adverse effect on our results of operations and financial condition.

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

Our Success Depends on Our Use of Proprietary Rights

Our registered and common law trademarks have significant value and are important to our ability to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. From time to time, we discover products that are counterfeit reproductions of our products or design “knock offs,” or that otherwise infringe on our proprietary rights. Counterfeiting activities typically increase as brand recognition increases, especially in markets outside the United States. If we are unsuccessful in challenging a party’s products on the basis of trademark or design infringement, continued sales of these products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. Additionally, in markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to successfully challenge use of those rights by other parties. Actions or decisions in the management of our intellectual property portfolio may affect the strength of the brand, which may in turn have a material adverse effect on our results of operations and financial condition.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 to April 30, 2005	282,800	$51.58	282,800	$137,836,000
May 1, 2005 to May 31, 2005	2,294,017	44.43	2,294,017	35,904,000
June 1, 2005 to June 30, 2005	—	—	—	35,904,000

Total	2,576,817	$45.22	2,576,817	$35,904,000

(1)	In April 2004, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. In January 2005, the Company’s Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

Item 4 – SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on May 24, 2005. The following matters were submitted to a vote of shareholders, with the results as follows:

1.	Election of nine directors to serve until the next annual meeting and until their respective successors are elected and qualified:

	For	Withheld
Gertrude Boyle	39,371,149	111,369
Timothy P. Boyle	39,400,569	81,949
Sarah A. Bany	32,127,314	7,355,204
Murrey R. Albers	39,391,190	91,328
Stephen E. Babson	39,221,708	260,810
Andy D. Bryant	39,259,776	222,742
Edward S. George	39,390,699	91,819
Walter T. Klenz	39,438,658	43,860
John W. Stanton	31,926,377	7,556,141

2.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent outside auditor for the fiscal year ending December 31, 2005:

For	Against	Abstentions	Broker Non-Votes
38,904,825	573,074	4,619	—

Item 6 – EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Vice President and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: August 5, 2005	/s/ BRYAN L. TIMM
Bryan L. Timm
Vice President and Chief Financial Officer