Form 10-Q
period 2005-09-30
COLUMBIA SPORTSWEAR CO
filed 2005-11-04
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No. ☒

The number of shares of Common Stock outstanding on November 1, 2005 was 37,848,521.

COLUMBIA SPORTSWEAR COMPANY

SEPTEMBER 30, 2005

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$120,196	$130,023
Short-term investments	28,100	160,205
Accounts receivable, net of allowance of $8,366 and $7,825, respectively	365,058	267,653
Inventories, net (Note 2)	223,048	165,426
Deferred income taxes	18,978	22,190
Prepaid expenses and other current assets	12,441	10,536

Total current assets	767,821	756,033
Property, plant, and equipment, net	160,652	155,013
Intangibles and other assets (Note 3)	26,086	26,241
Goodwill (Note 3)	12,659	12,157

Total assets	$967,218	$949,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$99,582	$78,309
Accrued liabilities	58,027	49,789
Deferred income taxes	1,832	1,763
Income taxes payable	29,323	11,819
Current portion of long-term debt	7,185	5,216

Total current liabilities	195,949	146,896
Deferred income taxes	10,782	9,662
Long-term debt and other liabilities	7,445	12,636

Total liabilities	214,176	169,194
Commitments and contingencies
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 37,833 and 40,126 issued and outstanding	55,265	164,317
Retained earnings	668,094	573,988
Accumulated other comprehensive income (Note 4)	29,683	41,945

Total shareholders’ equity	753,042	780,250

Total liabilities and shareholders’ equity	$967,218	$949,444

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$409,757	$415,759	$841,694	$793,531
Cost of sales	221,383	219,371	472,524	430,029

Gross profit	188,374	196,388	369,170	363,502
Selling, general, and administrative expense	97,450	92,689	240,360	215,545
Net licensing income	(1,163)	(1,594)	(2,786)	(3,072)

Income from operations	92,087	105,293	131,596	151,029
Interest income	(1,390)	(1,142)	(4,840)	(3,398)
Interest expense	401	120	1,146	525

Income before income tax	93,076	106,315	135,290	153,902
Income tax expense	26,620	37,742	41,184	54,635

Net income (Note 4)	$66,456	$68,573	$94,106	$99,267

Earnings per share (Note 5):
Basic	$1.76	$1.70	$2.42	$2.46
Diluted	1.74	1.68	2.39	2.42
Weighted average shares outstanding :
Basic	37,782	40,254	38,964	40,347
Diluted	38,138	40,895	39,377	40,977

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Provided By (Used In) Operating Activities:
Net income	$94,106	$99,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,536	14,082
Loss on disposal of property, plant, and equipment	209	269
Deferred income taxes	4,603	(1,315)
Tax benefit from employee stock plans	3,256	3,407
Changes in operating assets and liabilities:
Accounts receivable	(102,035)	(167,373)
Inventories	(59,444)	(66,686)
Prepaid expenses and other current assets	(1,934)	(4,993)
Other assets	(6)	(442)
Accounts payable	28,270	13,547
Accrued liabilities	6,890	12,000
Income taxes payable	15,092	26,263
Other liabilities	(532)	870

Net cash provided by (used in) operating activities	6,011	(71,104)

Cash Provided by (Used in) Investing Activities:
Purchases of short-term investments	(92,745)	(403,915)
Sales of short-term investments	224,850	564,365
Tecnisport net assets acquired, net of cash	(1,631)	—
Capital expenditures	(24,738)	(38,462)
Proceeds from sale of property, plant, and equipment	3	28

Net cash provided by investing activities	105,739	122,016

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable	13,437	8,201
Repayments on notes payable	(13,437)	(8,201)
Repayment of long-term debt	(5,621)	(4,588)
Proceeds from employee stock plans	9,575	9,905
Repurchase of common stock	(121,035)	(35,208)

Net cash used in financing activities	(117,081)	(29,891)

Net Effect of Exchange Rate Changes on Cash	(4,496)	1,271

Net Increase (Decrease) in Cash and Cash Equivalents	(9,827)	22,292
Cash and Cash Equivalents, Beginning of Period	130,023	105,476

Cash and Cash Equivalents, End of Period	$120,196	$127,768

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$1,177	$567
Cash paid during the period for income taxes	18,011	27,790
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Assumption of debt from property acquisition	$3,075	$—

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Cash and cash equivalents:

Cash and cash equivalents are stated at cost and include investments with maturities of three months or less at the date of acquisition. Cash and cash equivalents were $120,196,000 and $130,023,000 at September 30, 2005 and December 31, 2004, respectively, primarily consisting of money market funds and certificates of deposit.

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

Stock-based compensation:

The Company has elected to follow the accounting provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” for stock-based compensation and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” No stock-based employee compensation cost is reflected in net income because all options granted under those plans had an exercise price no less than the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$66,456	$68,573	$94,106	$99,267
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1,661	2,447	5,648	6,908

Pro forma net income	$64,795	$66,126	$88,458	$92,359

Earnings per share—basic
As reported	$1.76	$1.70	$2.42	$2.46
Pro forma	1.71	1.64	2.27	2.29
Earnings per share—diluted
As reported	$1.74	$1.68	$2.39	$2.42
Pro forma	1.70	1.62	2.25	2.25

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

Product warranty:

Some of our products carry limited warranty provisions for defects in quality and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements. A summary of accrued warranties and related activity for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$9,217	$8,767	$9,140	$8,642
Charged to costs and expenses	921	618	3,181	2,774
Claims settled	(525)	(374)	(2,708)	(2,405)

Balance at end of period	$9,613	$9,011	$9,613	$9,011

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchange of Nonmonetary Assets – An Amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The Company is evaluating the effect of the adoption of SFAS No. 153 but does not expect the adoption of this statement to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of share-based payments effect on the statement of operations is not permissible under SFAS 123(R). SFAS 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of January 1, 2006. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. The Company’s adoption of SFAS 123(R) in the first quarter of 2006 will increase the Company’s compensation expense.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight, handling costs and wasted material (spoilage) expenses to be recognized as current period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the fiscal years beginning after June 15, 2005. The Company believes that the adoption of this statement will not have a material effect on its financial position, results of operations or cash flows.

NOTE 2 - INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$3,079	$2,905
Work in process	11,296	8,323
Finished goods	208,673	154,198

	$223,048	$165,426

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” certain intangible assets with indefinite useful lives are no longer being amortized and are periodically evaluated for impairment. Certain intangible assets that are determined to have finite lives continue to be amortized over their useful lives. The Company reviews and tests its goodwill and intangible assets for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	September 30, 2005		December 31, 2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,200	$(210)	$1,200	$(147)

Intangible assets not subject to amortization:
Trademarks and trade names	$21,971		$21,971
Goodwill	12,659		12,157

	$34,630		$34,128

Amortization expense for intangible assets subject to amortization is estimated to be $84,000 in each of 2005, 2006, 2007, 2008 and 2009.

Other non-current assets totaled $3,125,000 and $3,217,000 at September 30, 2005 and December 31, 2004, respectively.

NOTE 4 - COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments, net of applicable taxes, and the unrealized gains and losses, net of applicable taxes, on derivative transactions. A summary of comprehensive income (loss), net of related tax effects, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$66,456	$68,573	$94,106	$99,267
Other comprehensive income (loss):
Unrealized derivative holding gains (losses) arising during period	(3,097)	(913)	(1,008)	567
Reclassification to net income of previously deferred losses on derivative transactions	2,827	962	5,561	2,549
Foreign currency translation adjustments	2,169	6,546	(16,815)	1,319

Other comprehensive income (loss)	1,899	6,595	(12,262)	4,435

Comprehensive income	$68,355	$75,168	$81,844	$103,702

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding gains (losses) on derivative transactions	Accumulated other comprehensive income
Balance at December 31, 2004	$44,979	$(3,034)	$41,945
Activity for the nine months ended September 30, 2005	(16,815)	4,553	(12,262)

Balance at September 30, 2005	$28,164	$1,519	$29,683

NOTE 5 - EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share,” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted EPS for the three and nine months ended September 30, 2005 and 2004. A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding, used in computing basic earnings per share	37,782	40,254	38,964	40,347
Effect of dilutive stock options	356	641	413	630

Weighted-average common shares outstanding, used in computing diluted earnings per share	38,138	40,895	39,377	40,977

Earnings per share of common stock:
Basic	$1.76	$1.70	$2.42	$2.46
Diluted	1.74	1.68	2.39	2.42

Options to purchase an additional 555,000 and 18,000 shares of common stock were outstanding for the three months ended September 30, 2005 and 2004, respectively, and 568,000 and 24,950 shares of common stock were outstanding for the nine months ended September 30, 2005 and 2004, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be anti-dilutive.

In April 2004, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. In January 2005, the Company’s Board of Directors authorized the repurchase of up to an additional $100 million of the

Company’s common stock. In October 2005, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of September 30, 2005, the Company had repurchased approximately 3,457,000 shares under this program at an aggregate purchase price of $164.1 million.

NOTE 6 - SEGMENT INFORMATION

The Company operates in one industry segment: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, footwear, related accessories and equipment.

The geographic distribution of the Company’s net sales, income before income tax, and identifiable assets are summarized in the tables below (in thousands). In addition to the geographic distribution of net sales, the Company’s net sales by major product line are also summarized below. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales to unrelated entities:
United States	$244,928	$264,385	$491,508	$485,582
Europe	62,108	58,801	134,131	126,237
Canada	52,645	49,539	88,235	84,393
Other International	50,076	43,034	127,820	97,319

	$409,757	$415,759	$841,694	$793,531

Income before income tax:
United States	$59,014	$74,483	$75,196	$98,840
Europe	12,985	10,814	19,666	19,802
Canada	14,054	11,881	18,712	12,727
Other International	6,094	7,255	17,285	17,046
Interest and other income, net and eliminations	929	1,882	4,431	5,487

	$93,076	$106,315	$135,290	$153,902

	September 30, 2005	December 31, 2004
Assets:
United States	$818,516	$835,108
Europe	222,087	215,534
Canada	115,112	89,960
Other International	90,667	82,063

Total identifiable assets	1,246,382	1,222,665
Eliminations and reclassifications	(279,164)	(273,221)

Total assets	$967,218	$949,444

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales to unrelated entities:
Outerwear	$201,427	$224,405	$292,631	$305,636
Sportswear	125,736	108,346	360,338	315,735
Footwear	63,819	62,715	147,919	131,821
Accessories	16,954	18,623	32,885	33,455
Equipment	1,821	1,670	7,921	6,884

	$409,757	$415,759	$841,694	$793,531

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

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended, such financial instruments are marked to market with the offset to accumulated other comprehensive income and subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2005 and 2004.

NOTE 8 - ACQUISITION

On July 1, 2005, the Company acquired all outstanding shares of stock of its Swiss distributor, Tecnisport SA (“Tecnisport”), for a cash purchase price of approximately CHF 2,750,000 (US $2,146,000). The acquisition was accounted for under the purchase method of accounting and the results of operations of Tecnisport have been recorded in the Company’s consolidated financial statements beginning on July 1, 2005. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The fair values of assets and liabilities acquired are presented below (in thousands):

Cash	$515
Accounts receivable	450
Inventory	1,610
Prepaids and other assets	120
Property, plant and equipment	84
Goodwill	502

Total assets acquired	3,281

Accounts payable and accrued liabilities	1,135

Total liabilities assumed	1,135

Net assets acquired	$2,146

The goodwill is not subject to amortization as this asset is deemed to have an indefinite useful life. Goodwill will be reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

NOTE 9 - INCOME TAXES

The American Jobs Creation Act of 2004 (the “Act) includes a deduction from taxable income of 85% of certain foreign earnings that are repatriated, as defined in the Act. In the quarter ended September 30, 2005 the Company completed its evaluation of the Act and decided to elect to apply this provision to approximately $90 million of repatriated foreign subsidiary earnings, which are currently considered permanently reinvested under the exception provided by APB Opinion No. 23, “Accounting for Income Taxes – Special Areas.” Absent the Act provisions, these earnings would not be repatriated in the foreseeable future. The income tax expense associated with the repatriation of foreign subsidiary earnings under the Act is approximately $4 million.

In the quarter ended September 30, 2005, the Company also decided to repatriate approximately $50 million of earnings for which the provisions of the Act will not be applied. Because these earnings were originally subject to a higher tax rate in the foreign country than the U.S. tax rate, the foreign tax credits associated with this repatriation will result in the recognition of a net income tax benefit of approximately $2.5 million.

The Company is routinely audited by federal, state and foreign taxing authorities. The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid. Accordingly, the Company maintains tax contingency reserves for such potential assessments. The reserves are determined based upon the Company’s best estimate of possible assessments by various taxing authorities and are periodically adjusted based upon changing facts and circumstances. During the third quarter of 2005, the Company concluded several income tax audits. The Company reassessed its income tax contingency reserves to reflect the audit findings and recorded a $5.6 million reduction in these reserves in the third quarter of 2005.

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective tax rate reported in the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.1	1.8	1.1	1.8
Non-U.S. income taxed at different rates	(2.7)	(0.9)	(2.7)	(0.9)
Foreign tax credits	(2.7)	—	(1.9)	—
Effect of American Jobs Creation Act	4.3	—	3.0	—
Reduction of accrued taxes	(6.0)	—	(4.2)	—
Other	(0.4)	(0.4)	0.1	(0.4)

Actual provision for income taxes	28.6%	35.5%	30.4%	35.5%

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

All references to quarters relate to the quarter ended September 30 of the particular year.

Overview

Since our initial public offering in 1998, our net sales have steadily increased from $427.3 million in 1998 to $1,095.3 million in 2004, which equates to a compound annual growth rate of 17.0% for this period. Our long-term goal is to capitalize on global market opportunities for each of our key product categories. We are committed to our growth strategies of enhancing the retail productivity of our customers, leveraging our brands in international markets, further developing our product categories, selectively broadening our retail distribution channels and expanding the global awareness of our brands through license agreements. With our well-developed sourcing and distribution infrastructure and proven design and product development team, we believe that we are well positioned for future long-term growth.

Highlights as of and for the quarter ended September 30, 2005 are as follows:

•	Our spring backlog increased $19.8 million, or 5.8%, to $359.3 million as of September 30, 2005 from $339.5 million as of September 30, 2004. Excluding changes in currency exchange rates, spring backlog increased 5.9% to $359.6 million. Spring orders increased in all key geographic markets, particularly in international markets. Increased sportswear backlog continues to be the key driver to spring order growth. Although we cannot predict future results with certainty, our reported backlog is one indicator of our anticipated growth rates for the spring 2006 selling season. Many factors, however, could cause actual sales to differ materially from reported future order backlog. Moreover, our spring backlog is not indicative of, and should not be utilized in forecasting, sales beyond the spring 2006 selling season.

•	Net sales decreased $6.0 million, or 1.4%, to $409.8 million from $415.8 million for the comparable period in 2004. Excluding changes in currency exchange rates, net sales decreased 2.8%. The decrease in sales was primarily attributable to decreased shipments of outerwear in the United States. Internationally, sales growth was led by our Other International businesses, followed by our European and Canadian businesses. From a product categorical perspective, the sales decrease was the result of a significant decline in outerwear sales partially offset by strong sportswear sales growth.

•	Gross profit decreased 120 basis points to 46.0% of net sales from 47.2% of net sales in the third quarter of 2004. This decrease was primarily the result of a sales mix shift among product categories, as well as intra-product mix shift within the outerwear product category, and increased inbound air freight costs resulting from isolated late outerwear deliveries.

•	Selling, general and administrative expenses (“SG&A”) increased to 23.8% of net sales from 22.3% of net sales in the third quarter of 2004. The decrease in third quarter net sales and increased SG&A costs to support our growth strategies and new distribution center in Kentucky were the principal factors contributing to our increased SG&A expense as a percentage of net sales. For full year 2005, we expect SG&A expense to increase as a percentage of net sales. We also expect depreciation and amortization to increase approximately $6.4 million, to $23.0 million in 2005 as we have placed new distribution capital projects in service.

•	Our effective income tax rate was 28.6% for the quarter which is a significant decrease from our previously estimated effective income tax rate of 34.5%. The decrease was due primarily to the conclusion of several income tax audits that resulted in the recording of a net tax benefit in the quarter of approximately $5.6 million, or 14 cents per share. As a result of this benefit, we have revised our full year estimated effective tax rate to 31.3%.

Results of Operations

Net income decreased $2.1 million, or 3.1%, to $66.5 million for the third quarter of 2005 from $68.6 million for the comparable period in 2004. Diluted earnings per share increased $0.06 to $1.74 for the third quarter of 2005 from $1.68 for the comparable period in 2004.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.0	52.8	56.1	54.2

Gross profit	46.0	47.2	43.9	45.8
Selling, general and administrative expense	23.8	22.3	28.6	27.2
Net licensing income	(0.3)	(0.4)	(0.3)	(0.4)

Income from operations	22.5	25.3	15.6	19.0
Interest income, net	(0.2)	(0.3)	(0.5)	(0.4)

Income before income tax	22.7	25.6	16.1	19.4
Income tax expense	6.5	9.1	4.9	6.9

Net income	16.2%	16.5%	11.2%	12.5%

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Net Sales: Consolidated net sales decreased 1.4% to $409.8 million for the third quarter of 2005 from $415.8 million for the comparable period in 2004. Excluding changes in currency exchange rates, consolidated net sales decreased 2.8%. The decrease in net sales was primarily attributable to a significant decrease of outerwear sales in the United States partially offset by strong sportswear sales growth in all geographies in which we operate.

Third quarter net sales increased in all key markets except the United States. Internationally, sales growth was led by our Other International, followed by our Canadian and European businesses. Although third quarter consolidated net sales decreased, global unit sales volumes increased over the comparable period in 2004. The growth in unit sales volume was attributable to a significant shift in product sales mix, as sportswear sales increased and outerwear sales decreased. This product sales mix shift was especially evident in the United States, where unit sales volumes increased despite net sales decrease of $19.5 million. From a product categorical perspective, unit sales volume growth was predominately due to increased shipments of sportswear. Footwear and equipment unit sales volumes increased slightly while outerwear and accessories shipments decreased. For full year 2005, we anticipate that our product sales mix will be more heavily weighted toward the sportswear and footwear categories compared to the product sales mix in 2004.

Net sales from outerwear decreased $23.0 million, or 10.2%, to $201.4 million for the third quarter of 2005 from $224.4 million for the comparable period in 2004. The decrease in net sales was predominately the result of decreased shipments in the United States. European sales of outerwear also decreased for the quarter while outerwear sales increased in Other International and Canada. The decrease in outerwear sales in the United States was attributable to the negative impact of poor outerwear sell-through last fall that resulted from unseasonably warm weather conditions and an increasingly competitive outerwear market.

Net sales from sportswear increased $17.3 million, or 16.0%, to $125.7 million for the third quarter of 2005 from $108.4 million for the comparable period in 2004. The increase in sportswear sales was largely the result of strong shipments in the United States. Internationally, sportswear sales growth was led by Other International, followed by Europe and Canada. The sportswear sales growth in the United States can be attributed to continued consumer demand for our sportswear products.

Net sales from footwear increased $1.1 million, or 1.8%, to $63.8 million for the third quarter of 2005 from $62.7 million for the comparable period in 2004. Footwear sales growth was led by Europe, followed by Canada and our Other International businesses, while footwear sales decreased in the United States. Europe’s fall footwear shipments were strong in the third quarter, continuing to drive European growth. The decrease in footwear sales in the United States is partially attributable to the shift in timing of shipments from the third quarter to the fourth quarter, specifically shipments of Sorel brand and other weather sensitive footwear.

Net sales from accessories decreased $1.5 million, or 8.1%, to $17.1 million for the third quarter of 2005 from $18.6 million for the comparable period in 2004. The decrease was attributable to decreased sales in the United States, partially offset by increased sales in our international markets.

Net sales from equipment increased $0.1 million, or 5.9%, to $1.8 million for the third quarter of 2005 from $1.7 million for the comparable period in 2004. The majority of equipment sales were generated by sales of Mountain Hardwear products in the United States.

Net sales in the United States decreased $19.5 million, or 7.4%, to $244.9 million for the third quarter of 2005 from $264.4 million for the comparable period in 2004. The decrease was predominately due to a significant decline in outerwear sales partially offset by increased sportswear sales. Sales of footwear and accessories also decreased, while equipment sales were up slightly. Outerwear sales declined across all gender lines, including our youth business, and distribution channels. Sportswear sales growth was robust across all gender lines and product styles, particularly woven and knit tops. The decrease in footwear sales in the United States is partially attributable to the shift in timing of shipments from the third quarter to the fourth quarter, specifically shipments of Sorel brand and other weather sensitive footwear.

Europe’s direct net sales increased $3.3 million, or 5.6%, to $62.1 million for the third quarter of 2005 from $58.8 million for the comparable period in 2004. Excluding changes in currency exchange rates, Europe’s net sales increased 4.7%. Net sales growth was led by footwear, followed by sportswear, accessories and equipment, while outerwear sales decreased for the quarter. Footwear sales were up across all major distribution channels and gender lines, particularly our women’s footwear line. Men’s and women’s outerwear sales decreased while youth outerwear sales were up slightly. Outerwear sales decreased in nearly all major distribution channels. The increase in sportswear sales growth was generated across all gender lines with particularly strong growth from our women’s sportswear line.

Canada’s net sales increased $3.1 million, or 6.3%, to $52.6 million for the third quarter of 2005 from $49.5 million for the comparable period in 2004. Excluding changes in currency exchange rates, Canada’s net sales decreased 3.0%. Net sales increased for all product categories, led by footwear, followed by outerwear, sportswear and accessories. Sales growth was predominately the result of strong performance from our women’s product lines, particularly outerwear. Footwear sales were up across all gender lines and nearly all major distribution channels. Although women’s outerwear sales were strong for the quarter, sales of men’s and youth outerwear decreased.

Net sales from Other International, which includes our direct business in Japan and Korea and our international distributor markets worldwide, increased $7.1 million, or 16.5%, to $50.2 million for the third quarter of 2005 from $43.1 million for the comparable period in 2004. Excluding changes in currency exchange rates, Other International sales increased 15.0%. Sales growth for Other International was led by our international distributors, followed by our Korean and Japanese businesses. Net sales growth was led by outerwear, followed by sportswear, accessories, footwear and equipment.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 46.0% for the third quarter of 2005 from 47.2% for the comparable period in 2004. The decrease in gross profit was primarily due to a shift in product sales mix and, to a lesser degree, increased inbound air freight costs partially offset by an improvement in our foreign currency hedge rates.

Product sales mix continued to have a negative impact on gross profits as sales of our sportswear and footwear products increased while sales of our outerwear products decreased for the quarter. In general, our outerwear products carry higher gross profit margins than sportswear and footwear products. For the third quarter of 2005, outerwear sales represented 49.1% of total net sales compared to 54.0% of total net sales for the third quarter of 2004. Sportswear and footwear sales increased to 30.7% and 15.6% of total net sales for the third quarter of 2005 from 26.1% and 15.1% of total net sales for the comparable period in 2004, respectively. We anticipate that shifts in product sales mix will exert pressure on our full year 2005 gross profits. Shifts in intra-product sales mix also had an unfavorable impact on outerwear gross profits due to a shift in sales volumes to lower margin product styles.

To a lesser degree, our third quarter gross profits were also negatively affected by an increase in inbound air freight costs. We incurred incremental inbound air freight charges in the third quarter of this year compared to the comparable period last year in order to fulfill our customer orders.

The unfavorable gross profit impact from shifts in product sales mix and increased inbound air freight were partially offset by an improvement in our foreign currency hedge rates for fall 2005 compared to fall 2004. Because our global supply of inventory is generally purchased with U.S. dollars, our foreign businesses have benefited from the decrease in value of the U.S. dollar. This favorable gross profit impact has been most noticeable in our European and Canadian businesses.

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

SG&A expense increased $4.8 million, or 5.2%, to $97.5 million for the third quarter of 2005 from $92.7 million for the comparable period in 2004. As a percentage of net sales, SG&A increased to 23.8% of net sales for the third quarter of 2005 from 22.3% of net sales for the comparable period in 2004. The increased SG&A expenses as a percentage of net sales were due to increased costs to support our growth strategies, the effect of placing our Kentucky distribution center in service earlier this year, and a decrease in net sales.

Selling expense, including commissions and advertising, decreased to 9.8% of net sales for the third quarter of 2005 from 10.2% for the comparable period in 2004. This decrease is primarily due to a decrease in commissions expense resulting from an increase in non-commissionable sales in our international markets, particularly our Other International businesses. Some of our Other International sales are not commissionable because we do not pay commissions on sales to international distributors or on retail-based sales in Japan and Korea.

The increase in general and administrative expense was primarily due to increases in personnel related costs, depreciation expense and other general operating costs. The increase in personnel costs was attributable to increased headcount at our corporate and subsidiary offices to support future sales growth as well as increased headcount at our Kentucky distribution center. Depreciation and amortization totaled $5.8 million for the third quarter of 2005 compared to $4.2 million for the comparable period in 2004. The increase in depreciation was primarily attributable to depreciation expense from our Kentucky distribution center, which was placed in service in January 2005.

SG&A expense is expected to increase as a percentage of net sales in 2005 compared to 2004, primarily due to the operating costs associated with our distribution center in Kentucky, increased advertising and promotional costs and incremental personnel costs. We expect depreciation and amortization to increase to approximately $23.0 million in 2005 as we have placed new distribution capital projects in service.

Net Licensing Income: As our licensees have become more established in the marketplace with the sale of branded products, our licensing arrangements have produced highly profitable income for the Company. We derive net licensing income from income that we earn through licensing our trademarks across a range of categories that complement our current product offerings.

For the third quarter of 2005, we recognized licensing income from 14 licensees. Products distributed by the licensees included socks, packs, leather apparel and accessories, eyewear, watches, camping gear, home furnishings and other accessories.

Net licensing income decreased to $1.2 million for the third quarter of 2005 from $1.6 million for the comparable period in 2004. The decrease in licensing income was primarily attributable to our decision to allow our licensing agreement for bags and packs to lapse as we begin to sell bags and packs directly for the spring 2006 season. The components of licensing income were led by leather outerwear followed by socks and home furnishings.

Interest (Income) Expense, Net: Interest income was $1.4 million for the third quarter of 2005 compared to $1.1 million for the comparable period in 2004. The increase in interest income was due to the higher interest rate environment compared to the same period in 2004 and was partially offset by the impact of the share repurchases during the second quarter of 2005. Interest expense was $0.4 million for the third quarter of 2005 compared to $0.1 million for the comparable period in 2004. The increase in interest expense was primarily attributable to higher capitalized interest related to the construction of the Kentucky distribution center, which reduced interest expense in the third quarter of 2004.

Income Tax Expense: The provision for income taxes decreased to $26.6 million for the third quarter of 2005 from $37.7 million for the comparable period in 2004 due to lower taxable income and a lower estimated effective tax rate for the third quarter of 2005 compared to the same period in 2004. Our effective income tax rate was 28.6% for the quarter, which is a significant decrease from our previous estimated effective income tax rate of 34.5%. The decrease was due primarily to the conclusion of several income tax audits which resulted in the recording of a net tax benefit in the quarter of approximately $5.6 million, or 14 cents per share. As a result of this benefit, we have revised our full year estimated effective tax rate to 31.3%.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Sales: Consolidated net sales increased 6.1% to $841.7 million for the nine months ended September 30, 2005 from $793.5 million for the comparable period in 2004. Excluding changes in currency exchange rates, consolidated net sales increased 4.2%. The sales growth was largely the result of increased sales by our Other International businesses as well as sportswear sales growth in the United States and footwear growth internationally. A decrease in outerwear sales in the United States partially offset these growth areas.

Increased net sales were realized in each key market in which we operate led by Other International, followed by Europe, the United States and Canada. Net sales growth was attributable to an increase in unit sales volume across all geographic markets except Canada. From a product categorical perspective, unit sales volume growth was predominately due to increased shipments of sportswear. Footwear and equipment unit sales volumes increased while outerwear and accessories shipments decreased. Similarly, increased net sales were led by sportswear, followed by footwear and equipment while sales of outerwear and accessories decreased. We continued to experience a shift in our product sales mix as sales of sportswear and footwear increased more rapidly than other product categories. For full year 2005, we anticipate that our product sales mix will be more heavily weighted toward the sportswear and footwear categories compared to the product sales mix in 2004.

Net sales from outerwear decreased $13.0 million, or 4.3%, to $292.6 million from $305.6 million for the comparable period in 2004. The decrease in net sales of outerwear was predominately the result of decreased shipments in the United States partially offset by a significant increase in sales by our Other International businesses. Canadian outerwear sales also increased while European outerwear sales were down slightly.

Net sales from sportswear increased $44.6 million, or 14.1%, to $360.3 million from $315.7 million for the comparable period in 2004. Sportswear sales growth was driven by a combination of spring and fall 2005 shipments of sportswear in the United States. Internationally, sportswear sales growth was led by Other International, followed by Canada and Europe.

Net sales from footwear increased $16.1 million, or 12.2%, to $147.9 million from $131.8 million for the comparable period in 2004. Footwear sales growth was largely the result of increased shipments by our Other International and European businesses. Canadian sales also increased while sales of footwear in the United States were down slightly.

Net sales from accessories decreased $0.5 million, or 1.5%, to $33.0 million from $33.5 million for the comparable period in 2004. The decrease was attributable to decreased sales in the United States offset by increased sales by Other International, Europe and Canada.

Net sales from equipment increased $1.0 million, or 14.5%, to $7.9 million from $6.9 million for the comparable period in 2004. Equipment sales growth was led by Other International, followed by Europe and the United States. The majority of equipment sales were generated by sales of Mountain Hardwear products in the United States.

Net sales in the United States increased $5.9 million, or 1.2%, to $491.5 million from $485.6 million for the comparable period in 2004. The sales growth was predominately the result of increased shipments of sportswear partially offset by a significant decrease in outerwear sales. Sales of accessories and footwear also decreased while equipment sales increased.

Europe’s net sales increased $7.9 million, or 6.3%, to $134.1 million from $126.2 million for the comparable period in 2004. Excluding changes in currency exchange rates, Europe’s net sales increased 2.6%. An increase in footwear sales was the primary driver for Europe’s sales growth, followed by sportswear, accessories and equipment, while sales of outerwear decreased.

Canada’s net sales increased $3.8 million, or 4.5%, to $88.2 million from $84.4 million for the comparable period in 2004. Excluding changes in currency exchange rates, Canada’s net sales decreased 4.0%. Net sales growth was led by sportswear, followed by footwear, outerwear and accessories.

Net sales from other international geographies including Japan, Korea and our international distributors increased $30.6 million, or 31.4%, to $127.9 million from $97.3 million for the comparable period in 2004. Excluding changes in currency exchange rates, other international sales increased 28.3%. Net sales growth was led by outerwear, followed by footwear, sportswear, accessories and equipment.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 43.9% for the nine months ended September 30, 2005 from 45.8% for the comparable period in 2004. The decrease in gross profit was largely due to shifts in product sales mix, increased close-

out sales in the United States at lower gross profit margins and, to a lesser degree, increased inbound air freight costs. The increase in close-out sales was primarily related to unfavorable weather conditions having an adverse impact on our excess unsold inventories for our fall 2004 and spring 2005 seasons in the United States.

Product sales mix had an unfavorable impact on gross profits as sales of our sportswear and footwear products continued to increase while sales of our outerwear products decreased. In general, our outerwear products carry higher gross profit margins, followed by our accessories, sportswear and footwear products. For the nine months ended September 30, 2005, sportswear and footwear sales represented 42.8% and 17.6% of total net sales compared to 39.8% and 16.6% of total net sales for the comparable period in 2004, respectively. Outerwear and accessories decreased to 34.8% and 3.9% of total net sales compared to 38.5% and 4.2% for the comparable period in 2004, respectively. Equipment sales remained flat at 0.9% of net sales for each period. In addition to product sales mix among product categories, intra-product sales mix within product categories also adversely affected gross profits.

To a lesser degree, our gross profit was also negatively affected by an increase in inbound air freight costs. We incurred incremental inbound air freight charges in the third quarter of this year compared to the comparable period last year in order to fulfill our customer orders.

Gross profit was also negatively affected by the increase in sales attributable to our international distributors, which generally carry lower gross profit margins than our direct sales.

The unfavorable gross profit impact from product sales mix, increased close-out sales and international distributor sales were partially offset by improvement in our foreign currency hedge rates for fall and spring 2005 compared to fall and spring 2004. Because our global supply of inventory is generally purchased with U.S. dollars, our foreign businesses have benefited from the decrease in value of the U.S. dollar. This favorable gross profit effect has been most noticeable in our European and Canadian businesses.

Selling, General and Administrative Expense: SG&A expense increased $24.9 million, or 11.6%, to $240.4 million for the nine months ended September 30, 2005 from $215.5 million for the comparable period in 2004. As a percentage of net sales, SG&A increased to 28.6% of net sales for the nine months ended September 30, 2005 from 27.2% of net sales for the comparable period in 2004.

Selling expense, including commissions and advertising, remained flat at 10.0% of net sales for the nine months ended September 30, 2005 compared to the same period in 2004.

The increase in general and administrative expense was primarily due to increases in personnel-related costs, depreciation expense and other general operating costs associated with our new distribution center in Kentucky. The increase in personnel costs was partially attributable to increased headcount at our corporate and subsidiary offices to support the higher levels of sales as well as increased headcount at our Kentucky distribution center. Depreciation and amortization totaled $17.0 million for the nine month period ended September 30, 2005 compared to $13.6 million for the comparable period in 2004. The increase in depreciation was primarily attributable to depreciation expense from our Kentucky distribution center placed in service in January 2005.

Net Licensing Income: For the nine months ended September 30, 2005, we recognized licensing income from 14 licensees. Products distributed by the licensees included socks, packs, leather apparel and accessories, eyewear, watches, camping gear, home furnishings and other accessories.

Net licensing income decreased to $2.8 million for the nine months ended September 30, 2005 from $3.1 million for the comparable period in 2004. The decrease in licensing income was primarily attributable to our decision to allow our licensing agreement for bags and packs to lapse as we begin to sell bags and packs directly for the spring 2006 season. The components of licensing income were led by socks, followed by camping gear and home furnishings.

Interest (Income) Expense, Net: Interest income increased to $4.8 million for the nine months ended September 30, 2005 from $3.4 million for the comparable period in 2004. The increase in interest income was due to the higher cash balance and higher interest rate environment compared to the same period in 2004 and was partially offset by the effect of the share repurchases during the nine months ended September 30, 2005. Interest expense increased to $1.1 million for the nine months ended September 30, 2005 from $0.5 million for the comparable period in 2004. The increase in interest expense was primarily attributable to higher capitalized interest related to the construction of the Kentucky distribution center, which reduced interest expense in the first nine months of 2004.

Income Tax Expense: The provision for income taxes decreased to $41.2 million for the nine months ended September 30, 2005 from $54.6 million for the comparable period in 2004 due to lower taxable income and a lower estimated effective tax rate for the first nine months of 2005 compared to the same period in 2004. Our effective income tax rate was 30.4% for the first nine months of 2005 which was a significant decrease from our previous estimated effective income tax rate of 34.5%. The decrease was due primarily to the conclusion of several income tax audits which resulted in the Company recording a net tax benefit of approximately $5.6 million, or 14 cents per share.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and to continue to grow the business. At September 30, 2005, we had total cash equivalents of $120.2 million compared to $130.0 million at December 31, 2004. Cash provided by operating activities was $6.0 million for the nine months ended September 30, 2005 compared to cash used of $71.1 million for the comparable period in 2004. This change was primarily due to an increase in cash receipts and the timing of cash disbursements.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash provided by investing activities was $105.7 million for the nine months ended September 30, 2005 compared to $122.0 million for the comparable period in 2004. For the 2005 period, net cash provided by investing activities primarily consisted of net sales of short-term investments of $132.1 million offset by capital expenditures of $24.7 million. For the 2004 period, net cash provided by investing activities included net sales of short-term investments of $160.5 million and capital expenditures of $38.5 million, primarily related to the construction of the distribution center in Kentucky, which began operating in January 2005.

Cash used in financing activities was $117.1 million for the nine months ended September 30, 2005 and $29.9 million for the comparable period in 2004. For the 2005 period, net cash used in financing activities primarily consisted of the repurchase of $121.0 million of common stock and the repayment of long-term debt of $5.6 million, offset by the proceeds from the sale of stock under employee stock plans of $9.6 million. For the 2004 period, net cash used in financing activities primarily consisted of the repurchase of $35.2 million of common stock and the repayment of long-term debt of $4.6 million, partially offset by the proceeds from the sale of stock under employee stock plans of $9.9 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $30 million to $75 million, of which $5 million to $50 million is committed. As of September 30, 2005, no balances were outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place that we guarantee with a combined limit of approximately $58.7 million at September 30, 2005, of which $8.7 million is designated as a European customs guarantee. There were no balances outstanding under these lines of credit at September 30, 2005.

Additionally, we maintain unsecured import lines of credit with a combined limit of approximately $275 million at September 30, 2005, available for issuing documentary letters of credit. At September 30, 2005, outstanding letters of credit totaled $38.7 million.

As we continue our investment in global infrastructure to support our growth, we anticipate that capital expenditures for 2005 will total approximately $48 million, consisting of maintenance capital requirements and distribution and information technology projects. We expect to fund these capital expenditures with existing cash and cash provided by operations. If the need arises for additional expenditures, we may need to seek additional funding. Our ability to obtain additional credit facilities will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. There is no assurance that financing will be available on terms that are acceptable or favorable to us, if at all.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position and results of operations.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 153, “Exchange of Nonmonetary Assets – An Amendment of Accounting Principles Board (“APB”) Opinion No. 29.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. We are evaluating the effect of the adoption of SFAS No. 153; we do not expect the adoption of this statement to have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of share-based payments effect on the statement of operations is not permissible under SFAS 123(R). SFAS 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of January 1, 2006. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS 123. The adoption of SFAS 123(R) in the first quarter of 2006 will increase our compensation expense.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight, handling costs and wasted material (spoilage) expenses to be recognized as current period charges. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the fiscal years beginning after June 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial position, results of operations or cash flows.

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

Our International Operations Involve Many Risks

We are subject to the risks generally associated with doing business abroad. These risks include foreign laws and regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts and U.S. military operations have increased the risks of doing business abroad. These factors, among others, could affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be materially and adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. For example, The European Commission is considering whether to impose duties on certain footwear imported into Europe, which could significantly affect the sale of our footwear in Europe. The countries in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, antidumping penalties or other charges or restrictions, any of which could have a material adverse effect on our results of operations and financial condition.

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

Although we have not been materially inhibited from selling products in connection with trademark and trade dress disputes, as we extend our brand into new product categories and new product lines and expand the geographic scope of our marketing, we could become subject to litigation based on allegations of the infringement of intellectual property rights of third parties. Future litigation also may be necessary to defend us against such claims or to enforce and protect our intellectual property rights. Any intellectual property litigation could be costly and could divert management’s attention from the operation of our business. Adverse determinations in any litigation could result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. This could have a material adverse effect on our results of operations and financial condition.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 to July 31, 2005	—	—	—	$35,904,000
August 1, 2005 to August 31, 2005	—	—	—	35,904,000
September 1, 2005 to September 30, 2005	—	—	—	35,904,000

Total	—	—	—	$35,904,000

(1)	In April 2004, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s common stock. In January 2005, the Company’s Board of Directors authorized the repurchase of up to an additional $100 million of the Company’s common stock. In October 2005, the Company’s Board of Directors authorized the repurchase of up to an additional $200 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

Item 6 – EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Vice President and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: November 4, 2005	/s/ BRYAN L. TIMM
Bryan L. Timm
Vice President and Chief Financial Officer