Form 10-K
period 2005-12-31
COLUMBIA SPORTSWEAR CO
filed 2006-03-14
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $681,680,000 based on the last reported sale price of the Company’s Common Stock as reported by the NASDAQ National Market System.

The number of shares of Common Stock outstanding on March 1, 2006, was 36,937,124.

Part III is incorporated by reference from the registrant’s proxy statement for its 2006 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2005.

COLUMBIA SPORTSWEAR COMPANY

DECEMBER 31, 2005

PART I

Item 1.    BUSINESS

General

Founded in 1938 in Portland, Oregon, as a small, family-owned, regional hat distributor, Columbia Sportswear Company (“Columbia”) has grown to become a global leader in the design, sourcing, marketing and distribution of active outdoor apparel and footwear with operations in North America, Europe and Asia. As one of the largest outerwear companies in the world and the leading seller of skiwear in the United States, we have developed an international reputation for quality, performance, functionality and value across an expanding product line. Known for selling durable and dependable products at a significant value, we have leveraged our brand awareness by expanding into related merchandise categories and developing our “head-to-toe” outfitting concept. We have also leveraged our strengths in manufacturing, logistics and marketing to build a portfolio of outdoor brands that extend our range of products, price points and customers. In 2001, we acquired trademarks for the Sorel footwear brand, a primarily cold-weather footwear label. In 2003, we purchased Mountain Hardwear, a high-end outdoor apparel and equipment company. In 2006, we acquired Montrail, a small but highly regarded footwear brand that sells primarily in outdoor specialty stores. During 2005, we distributed our products to approximately 12,000 retailers in over 70 countries.

Our business is subject to many risks and uncertainties that could have a material adverse effect on our financial condition, results of operations and stock price. Some of these risks and uncertainties are described below under Item 1(A) Risk Factors.

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

Our preeminent Columbia brand, along with our smaller specialty brands of Mountain Hardwear, Sorel, and Montrail, enables us to provide products for a wide range of consumers, including competitive mountain climbers who use Mountain Hardwear gear, top endurance trail runners who wear Montrail shoes, cold-weather enthusiasts who wear Sorel cold-weather boots, entire families who wear Columbia outerwear on the ski slopes, and individuals who wear Columbia sportswear and footwear for hiking or everyday living.

We believe our award-winning advertising campaign effectively positions the Columbia® brand as outdoor, active, authentic, value-oriented and distinctly American. Our products are designed to reinforce this image. In both the design and production phases, we focus our efforts on providing the consumer with considerable value at all price points. Our attention to technical details and materials contribute to the authenticity and functionality of our merchandise.

The following table presents the net sales and approximate percentages of net sales attributable to each of our principal product categories for each of the last three years ended December 31 (dollars in millions):

	2005		2004		2003
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Outerwear	$440.0	38.1%	$460.3	42.0%	$443.7	46.6%
Sportswear	450.3	39.0	396.4	36.2	311.3	32.7
Footwear	211.2	18.3	184.6	16.9	148.6	15.6
Accessories	45.2	3.9	46.1	4.2	43.5	4.6
Equipment	9.1	0.7	7.9	0.7	4.7	0.5

Total	$1,155.8	100.0%	$1,095.3	100.0%	$951.8	100.0%

Outerwear

Outerwear is our most established product category. Our outerwear is designed to protect the wearer from inclement weather in everyday use and in outdoor activities, including skiing, snowboarding, hiking, hunting and fishing. Many of our jackets incorporate our popular Columbia Interchange System®, introduced in 1983, which features a 3- or 4-jackets-in-1 design. Jackets incorporating the Interchange System typically combine a durable, nylon outershell with a removable, zip-out liner. The outershell and the liner may be worn separately or together. This layering approach provides the wearer with a jacket for all seasons and weather conditions at a reasonable price.

Our line of Convert® branded snowboard apparel is one of the top selling snowboard apparel brands in the United States.

Our Mountain Hardwear® brand consists of technically advanced products that include Gore-Tex® shells, Windstopper® fleece, down parkas and technical clothing designed for specialized outdoor activities such as mountaineering, backpacking and climbing. These products are used by some of the most elite mountaineering athletes around the globe.

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

Sportswear

In 1993, we began targeting sportswear as a growth opportunity. Building on a foundation of authentic fishing and hunting shirts, we have expanded our sportswear product line to include pants, hiking shorts, water sport trunks, fleece and pile products, sweaters, chinos, knit shirts, and woven shirts. Our sportswear product line appeals to both the serious outdoorsman and the more casual wearer who wants to project an outdoor image.

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

Mountain Hardwear brand sportswear is focused on styles that are designed for backpacking, rock climbing and adventure sports. This category was introduced in 1999 by Mountain Hardwear. Many styles feature the Mountain Hardwear patented “Conical Waist” which improves comfort and performance while wearing a backpack. All styles use technically advanced fabrics and the category has grown to include casual as well as performance athletic apparel used by outdoor athletes. We acquired Mountain Hardwear in March 2003.

Footwear

We introduced our footwear line in 1993. This category consists of seasonal outdoor footwear for adults and youth in cold weather, hiking, trail, sandals, outdoor casual and rugged comfort styles. Many of our styles feature innovative technical designs that incorporate waterproof/breathable constructions, thermal insulation, advanced cushioning systems and high abrasion, slip-resistant outsoles. We believe the market for footwear represents a substantial growth opportunity.

We acquired the Sorel trademark rights and other related intellectual property rights in September 2000. The Sorel brand has been known for cold weather footwear for over forty years. In the fall of 2001, we began offering the classic Sorel footwear styles as well as a line of special make products for some larger retailers. We continue to focus on the expansion of the Sorel product offerings into new categories to capitalize on Sorel’s cold weather heritage and to make Sorel the leading cold weather brand for outdoor oriented men, women and children.

We believe our acquisition of Montrail in January 2006 provides additional opportunities for us in the specialty outdoor footwear market.

Accessories

We produce a line of accessories that includes hats, caps, scarves, gloves, mittens and headbands to complement our outerwear and sportswear lines.

Equipment

We produce a line of technically advanced tents and sleeping systems through the Mountain Hardwear brand. These products are designed for such uses as mountaineering, ultralight backpacking and camping and serve a wide variety of functions for outdoor enthusiasts and professionals. Some of these product designs are patented and are considered industry standards in innovation. In 2006, we began selling Columbia bags and packs directly. Prior to 2006, bags and pack were sold under a licensing arrangement.

Licensing

In June 1999, we introduced a strategy to build brand awareness by licensing our trademarks across a range of categories that complement our current offerings. In 2005, we licensed our brands in thirteen product categories. North American licensing agreements are in place for Columbia brand casual and outdoor socks, base layer thermal underwear, packs and adventure travel bags, belts and personal leather goods for men, leather outerwear, outdoor tools, camping gear, home furnishings, insulated soft coolers and containers, fishing and hunting waders and women’s belts. We also license Sorel brand outdoor socks in North America. We have global licensing agreements for Columbia brand eyewear, watches, bicycles and shoe and apparel care. In addition, we have a European licensing agreement for socks.

Our United States sock licensee began shipping during fall 2000 in the North American market, and our European sock licensee began shipping in spring 2002. Columbia brand packs and adventure travel bags and belts and small personal leather goods for men were available beginning in spring 2001. Our watch licensee began shipping products in spring 2002. Thermal tops and bottoms, apparel and shoe care products, eyewear and leather outerwear licensees began shipping in fall 2002. Our Columbia brand outdoor tools licensee began shipping in spring 2003. Our camping gear licensee began shipping in spring 2004 and the home furnishings and Sorel socks licensees began shipping in fall 2004. Our waders, bikes, and insulated soft coolers and containers licensees began shipping in fall 2005 and women’s belts will ship beginning in spring 2006. The pack and adventure travel bag license expired at the end of 2005. In 2006, we began selling Columbia bags and packs directly. The apparel and shoe care license was terminated at the end of 2005 and will not be renewed.

Advertising, Marketing, and Promotion

Columbia’s unique, global advertising campaign featuring our Chairman, Gertrude Boyle, in the role of cantankerous “Mother Boyle” and her son, Timothy Boyle, our President and Chief Executive Officer, as the ultimate test subject, is an integral part of Columbia’s brand identity. Our advertising strategy combines ads in traditional broad-based national print and broadcast media with ads in web-based narrowcast channels and editorial-style articles placed in print media. These efforts are designed to promote sales of our products worldwide.

Sales through existing retail channels are enhanced by visual merchandising. Concept shops and focus areas located within our customers’ stores are dedicated exclusively to selling our merchandise on a year-round basis. These shops and focus areas promote a consistent brand image throughout our customer network. In addition, our cooperative advertising program provides wholesale customers an advertising allowance related to the value of their purchases when specific criteria are met.

As a multi-brand company, we have strived to maintain distinct and separate identities for each brand in our portfolio. Mountain Hardwear brand marketing is geared toward the higher-end outdoor enthusiast who purchases products primarily through outdoor specialty stores, while Sorel brand marketing targets those who work and recreate outdoors, mainly in cold weather climates.

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

Additionally, through the use of incentive discounts we encourage early purchases by our customers to promote effective inventory management. We provide our customers with staggered delivery times through the spring and fall seasons. This permits our customers and us to manage inventories effectively and thereby diminish the likelihood of closeout sales. Through our efforts to match our purchases of inventory to the receipt of customer orders, we believe we are able to reduce the risk of overcommitting to inventory purchases. This helps us avoid significant unplanned inventory build-ups and minimizes working capital requirements. This strategy, however, does not eliminate inventory risk entirely since we build a nominal amount of speculative inventory into our business model. Moreover, customer orders are subject to cancellation prior to shipment. In addition, a portion of our inventory is managed to support at-once and replenishment orders, primarily in the sportswear category.

Product Design

Our experienced in-house merchandising and design teams work closely with internal sales and production teams as well as with retailers, athletes and consumers to make products that are designed primarily for functionality and durability.

We also engineer technical garments with special performance features. Our Titanium® sub-branded outerwear offers high performance fabrics and features our most advanced technologies. These garments are designed for extreme weather conditions and also deliver a level of style and utility that compete with high-end garments in our market. Our outerwear features include the Columbia Interchange System®, the Radial Venting System™, the Radial Sleeve™, stretch panels, the performance storm hood, and packable and reversible options. The GRT® line offers the Radial Leg Gusset™, GRT Venting™, the Convertible Sleeve Tab, and convertible and packable garments. Our footwear features include Quadensity® technology and our hunting and fishing garments include features such as the Columbia Comfort System™ and the PFG Venting System™.

We distinguish ourselves by designing clothing that performs well in a wide range of weather conditions and for a variety of outdoor activities. We carefully choose the appropriate fabric or insulation for each garment. Our fabrics feature optimum performance characteristics such as water resistance, breathability, weight, durability, and wicking ability. For our outerwear collections we feature our premier waterproof/breathable Omni-Tech® technology. A variety of levels are offered to meet different needs of water resistance, breathability, and protection. Our GRT line features Omni-Dry®, which is our high-performance moisture-management technology that renders superior results in a variety of conditions. Our footwear line features Omni-Grip® traction technology, which is a specially formulated sticky rubber compound that provides superior traction as well as stability on wet and dry surfaces.

Our Columbia branding strategy encompasses three product segments: our high-end performance products (highly technical products generally sold in specialty stores); our moderate products (technical products generally sold in sporting goods stores); and our most broadly distributed products (less technical, core products generally sold in department stores). We believe that increased differentiation of our products allows our retailer customers to better target their specific customers.

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

Unlike many apparel companies, we use few independent agents in our sourcing activities. We maintain twenty sourcing development and quality control offices in the Far East, each staffed by Columbia employees and managed by personnel native to the region. Personnel in these offices direct sourcing activities, help to ensure quality control and assist with the monitoring and coordination of overseas shipments. Final pricing for all orders, however, is generally approved by personnel from our U.S. headquarters. We believe that Columbia personnel in the Far East, who are focused narrowly on our interests, are more responsive to our needs than independent agents would be and are more likely to build long-term relationships with key vendors. We believe that these relationships enhance our access to raw materials and factory capacity at more favorable prices.

In 2005 we sourced nearly all of our products outside the United States, principally in the Far East. We monitor the selection of independent factories to ensure that no single manufacturer or country is responsible for manufacturing a significantly disproportionate amount of our merchandise.

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

We have from time to time experienced difficulty satisfying our raw material and finished goods requirements, and any similar future difficulties could adversely affect our business operations. Our four largest factory groups accounted for approximately 14% of our total global production for 2005, and a single vendor supplies substantially all of the zippers used in our products. These companies, however, have multiple factory locations, many of which are in different countries, which reduces the risk that unfavorable conditions at a single factory or location will have a material adverse effect on our business.

Sales and Distribution

Our products are sold to approximately 12,000 retailers throughout the world, ranging from specialty stores to department stores. Our strategy for continued growth is to focus on:

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

The following table presents net sales to unrelated entities and approximate percentages of net sales by geographic region for each of the last three years (dollars in millions):

	2005		2004		2003
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
United States	$676.9	58.6%	$666.7	60.9%	$596.8	62.7%
Canada	114.8	9.9	116.9	10.7	106.7	11.2
Europe	184.3	15.9	170.3	15.5	135.2	14.2
Other international (1)	179.8	15.6	141.4	12.9	113.1	11.9

Total	$1,155.8	100.0%	$1,095.3	100.0%	$951.8	100.0%

(1)	Includes direct sales in Japan, Korea and to third-party distributors in Europe and elsewhere.

See Note 16 of Notes to Consolidated Financial Statements for net sales to unrelated entities, income before income tax, total assets, interest (income) expense, net, and depreciation and amortization expense by geographic segment.

North America

Approximately 41.0% of the retailers that offer our products worldwide are located in the United States and Canada. Sales in these two countries accounted for 68.5% of our net sales for 2005. We work with 28 independent sales agencies that in turn work with retail accounts varying in size from single specialty store operations to large chains made up of many stores in several locations.

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

We inspect, sort, pack and ship substantially all of our products sold to United States retailers from our Rivergate Distribution Center, which consists of approximately 850,000 square feet located in Portland, Oregon, and from our 4 Star Distribution Center, which consists of approximately 520,000 square feet located in Robards, Kentucky. The 4 Star Distribution Center began operating in January 2005. The addition of this facility improved proximity to major footwear customers and, we believe, facilitates reorders. Although this facility was constructed with a specific focus on footwear, it supports other product lines as well.

Mountain Hardwear products sold to United States retailers are inspected, sorted, packed and shipped from the Richmond, California Distribution Center, which consists of approximately 58,000 square feet. We will cease operating the Richmond, California Distribution Center in early 2006. The remainder of Mountain Hardwear product will be moved and distributed from the 4 Star Distribution Center.

We handle Canadian distribution from a leased warehouse in Strathroy, Ontario.

In some instances, we arrange to have products shipped directly from our independent manufacturers to customer-designated facilities.

Europe

Our European headquarters is located in Geneva, Switzerland and we have European sales offices in France, Germany, Italy, the United Kingdom, Switzerland, and the Netherlands. We sell our products directly to approximately 5,200 retailers in Western European countries. Our marketing and sales efforts, particularly in our direct European markets, resulted in net direct sales of our products in Europe of $184.3 million in 2005.

We distribute our apparel and footwear products in direct markets in Europe through our distribution center in Cambrai, France, which we own and operate. The facility in Cambrai consists of approximately 269,000 square feet and began operating in January 2003.

Other International

We have distributed our products through independent distributors in Japan since the mid-1970s. In the fall of 1998, we began distributing our products directly in Japan, predominantly through retailers, some of which we manage and operate. We now sell our products primarily through a combination of retailers and wholesalers. We distribute our products in Japan through a warehouse that is owned and operated by an independent logistics company located near Tokyo. In 1997 we began selling our products directly in South Korea, principally through retailers. Korean distribution is conducted from a leased warehouse in Seoul.

In several other countries throughout the world, we sell our products to independent distributors. These distributors service retail customers in locations such as Australia, New Zealand, South America, portions of Europe, Russia and China, among others. For 2005, shipments to Russia represented the largest segment of the international distributor business.

Intellectual Property

We own many trademarks, including Columbia®, Columbia Sportswear Company®, Convert®, Sorel®, Bugaboo®, Bugabootoo®, Omni-Tech®, GRT®, Omni-Grip®, Columbia Interchange System®, Titanium®, Tough Mother®, Mountain Hardwear®, Montrail®, the Columbia diamond shaped logo, the Mountain Hardwear nut logo and the Sorel polar bear logo. Our trademarks, many of which are registered or subject to pending applications in the United States and other nations, are used on a variety of goods, including apparel, footwear and licensed products. We believe that our trademarks are valuable and provide consumers with an assurance that the product being purchased is of high quality and provides good value. We also place significant value on product designs (the overall appearance and image of our products) which, along with trademarks, distinguish our products in the marketplace. We protect these proprietary rights and frequently take action to prevent counterfeit reproductions or other infringing activity. In the past we have successfully resolved conflicts over proprietary rights through legal action and negotiated settlements. As our market share expands in geographic scope and product categories, we anticipate intellectual property disputes will increase as well, making it more expensive and challenging to establish and protect our proprietary rights and to defend against claims of infringement by others.

Backlog

We typically receive the bulk of our orders for each of the fall and spring seasons by March 31 and September 30, respectively. A variety of factors correspond to these dates, including the timing of our order deadlines, the timing of our receipt of orders, and the timing of our shipments. As a result, our backlog at March 31 and September 30 is a more meaningful indicator of future sales than our backlog at December 31. Accordingly, we will disclose our backlog at March 31 and September 30 in our Quarterly Reports on Form 10-Q for those respective periods, rather than at December 31. Generally, orders are subject to cancellation prior to the date of shipment.

Seasonality

Our business is affected by the general seasonal trends common to the outdoor apparel industry, with sales and profits highest in the third calendar quarter. Our products are marketed on a seasonal basis, with a product mix weighted substantially toward the fall season. The results of our operations in any period should not be considered indicative of the results to be expected for any future period. Our product sales are subject to substantial cyclical fluctuations and are affected by unseasonal weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on our business.

Competition

The active outerwear, sportswear and footwear segments of the apparel industry are highly competitive and we believe that this competition will increase. In addition, our licensees operate in very competitive markets (such as those for watches, leather outerwear, and socks). We encounter substantial competition in the active outerwear and sportswear business from, among others, The North Face, Inc. (VF Corporation), Marmot Mountain Ltd., Spyder Active Sports, Inc., Woolrich Woolen Mills, Inc., The Timberland Company, Carhartt, Patagonia Corporation, Helly Hansen A/S and Burton. In addition, we compete with major sport companies, such as NIKE, Inc., adidas-Salomon AG, Under Armour, Inc., and Reebok International Ltd., and with fashion-oriented competitors, such as Polo Ralph Lauren Corporation and Izod. Our footwear line competes with, among others, The North Face, Timberland, NIKE ACG, adidas-Salomon, Merrell, Wolverine Worldwide Inc., Teva and Kamik. Many of these companies have global operations and compete with us in Europe and Asia. In Europe we also face competition from brands such as Berghaus of the United Kingdom, Jack Wolfskin of Germany, La Fuma of France, and Helly Hansen in Scandinavia as well as many other regional brands. In Asia our competition is from brands such as The North Face, Mont-Bell and Patagonia among others. In many cases, our most significant competition comes from our own retail customers that manufacture and market clothing and footwear under their own labels. Some of our competitors are substantially larger and have greater financial, distribution, marketing and other resources than we do. We believe that the primary competitive factors in the market for activewear are price, brand name, functionality, durability and style and that our product offerings are well positioned within the market.

Mountain Hardwear equipment (tents and sleeping bags) competes directly with such companies as The North Face, Sierra Designs, Kelty (American Recreational Products), Marmot, Arctery’x (Salomon USA) and other smaller specialized brands worldwide. Columbia bags and packs compete directly with Jansport, The North Face, East Pack, High Sierra and other bag and pack brands worldwide.

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

Employees

At December 31, 2005 we had 2,712 full-time employees. Of these employees, 1,274 were based in the United States, 1,060 in Asia, 259 in Europe and 119 in Canada.

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

Item 1(A).    RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

We May be Adversely Affected by Weather Conditions

Our business is adversely affected by unseasonable weather conditions. Sales of our outerwear and cold weather footwear are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. For example, in fall 2004, unseasonably warm weather in the United States caused customers to delay, and in some cases reduce or cancel, orders for our outerwear, which had an adverse effect on our net sales and profitability. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring could have a material adverse effect on our results of operations and financial condition.

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

Our International Operations Involve Many Risks

We are subject to the risks generally associated with doing business abroad. These risks include foreign laws and regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts and U.S. military operations have increased the risks of doing business abroad. These factors, among others, could affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be materially and adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. For example, the European Commission recently proposed additional duties on certain leather footwear imported into Europe from Vietnam and China. These duties, which may be significant, could significantly affect the sale of our footwear in Europe. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, antidumping penalties or other charges or restrictions, any of which could have a material adverse effect on our results of operations and financial condition.

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

Item 1(B).    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Following is a summary of principal properties owned or leased by us.

Corporate Headquarters:

Portland, Oregon (1 location) – owned

Mountain Hardwear Operation (1):

Richmond, California (1 location) – leased

Canadian Operation (2):

Strathroy, Ontario (1 location) – leased

U.S. Distribution Facilities:

Portland, Oregon (1 location) – owned

Robards, Kentucky (1 location) – owned

European Headquarters (3): Geneva, Switzerland (1 location) – leased Europe Operation: Strasbourg, France (1 location) – owned Europe Distribution Facility: Cambrai, France (1 location) – owned

(1)	Lease expires at the end of 2008.
(2)	Lease expires at the end of 2011.
(3)	Lease expires in June 2010.

Item 3.    LEGAL PROCEEDINGS

From time to time in our normal course of business we are a party to various legal claims, actions and complaints. Currently, we do not have any pending litigation that we consider material.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4(A).    EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The following table sets forth our executive officers and certain key employees.

Name	Age	Position
Gertrude Boyle	82	Chairman of the Board (1)

Timothy P. Boyle	56	President, Chief Executive Officer, Director (1)

Patrick D. Anderson	48	Vice President and Chief Operating Officer, Assistant Secretary (1)

Peter J. Bragdon	43	Vice President and General Counsel, Secretary (1)

David C. Carlson	59	Vice President of Global Distribution (3)

Rick D. Carpenter	42	Former Vice President of Manufacturing and Operations (1) (2)

Thomas B. Cusick	38	Vice President and Corporate Controller

Bradley L. Gebhard	41	Vice President of Footwear

Daniel G. Hanson	47	Vice President of Marketing

Robert G. Masin	57	Senior Vice President of Sales and Merchandising (1)

Susan G. Popp	50	Vice President of Human Resources

Grant D. Prentice	51	Vice President Global Outerwear Integration (1)

Mark J. Sandquist	46	Vice President of Apparel and Equipment

Bryan L. Timm	42	Vice President and Chief Financial Officer, Treasurer (1)

William Tung	41	Vice President of International Sales and Operations

(1)	These individuals are considered Executive Officers of Columbia.
(2)	Mr. Carpenter resigned from Columbia in January 2006.
(3)	Mr. Carlson is resigning from Columbia in March 2006.

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

Peter J. Bragdon became Vice President and General Counsel of Columbia in July 2004. Previously, from 1999 to January 2003, Mr. Bragdon served as Senior Counsel and Director of Intellectual Property for Columbia. Mr. Bragdon served as Chief of Staff in the Oregon Governor’s office from January 2003 through June 2004. From 1993 to 1999, Mr. Bragdon was an attorney in the corporate securities and finance group at Stoel Rives LLP. Mr. Bragdon served as Special Assistant Attorney General for the Oregon Department of Justice for seven months in 1996.

David C. Carlson joined Columbia in May 1995 as Distribution Center Manager and was named Director of Global Distribution in November 1996. In December 2004, Mr. Carlson was named Vice President of Global Distribution. Prior to joining Columbia, Mr. Carlson held various senior level positions for Aspen Skiwear and O.P. Childrenswear. Mr. Carlson is resigning from Columbia in March 2006.

Rick D. Carpenter joined Columbia in October 1988 as Inventory Planner and held various management positions in planning and customer operations until May 1998 when he was promoted to Director of Operations. In May 2001, Mr. Carpenter was named Vice President of Manufacturing and Operations. Prior to joining Columbia, Mr. Carpenter held warehouse management positions for Modern Merchandising. Mr. Carpenter resigned from Columbia in January 2006.

Thomas B. Cusick joined Columbia in September 2002 as Corporate Controller and was named Vice President and Corporate Controller in March 2006. From 1995 to 2002, Mr. Cusick worked for Cadence Design Systems (and OrCAD, a company acquired by Cadence in 1999), which operates in the electronic design automation industry, in various financial management positions. From 1990 to 1995, Mr. Cusick was an accountant with KPMG LLP.

Bradley L. Gebhard joined Columbia in October 2005 as Vice President of Footwear. From April 2004 to March 2005, Mr. Gebhard worked for adidas-Salomon AG as Director of Outdoor. Mr. Gebhard was employed by Salomon in Annecy, France as Head of Global Footwear Operations from May 2000 to April 2004. From May 1990 to May 2000, he worked in project management and development for both adidas and Nike, Inc.

Daniel G. Hanson joined Columbia in September 1989 and held various management positions in sales and marketing until 1996 when he became Director of Marketing Communications. In March 2006 Mr. Hanson was named Vice President of Marketing. From 1982 to 1989 Mr. Hanson worked for Helly-Hansen, where he served as United States Marketing Manager from 1986 to 1989.

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

Susan G. Popp joined Columbia in April 1997 as Human Resources Manager and in May of 2004 was named Human Resources Director. In March 2006, Ms. Popp was named Vice President Human Resources. Prior to joining Columbia, Ms. Popp held Human Resource positions at Nike from 1996 to 1997; at Avia from 1994 to 1996; and at Blue Cross and Blue Shield of Oregon from 1981 to 1993.

Mark J. Sandquist joined Columbia in March 1995 as Senior Merchandiser of Men’s and Women’s Sportswear and in August 2000 was named General Manager – Sportswear Merchandising. In July 2004, Mr. Sandquist was named Vice President Apparel and Equipment. From 1985 to 1995, Mr. Sandquist held various managerial positions for Union Bay.

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

Our common stock is listed on the NASDAQ National Market and trades under the symbol “COLM.” At March 1, 2006, there were approximately 209 shareholders of record.

Following are the quarterly high and low closing prices for our Common Stock for the years ended December 31, 2005 and 2004:

	HIGH	LOW
2005
First Quarter	$57.65	$52.83
Second Quarter	$54.11	$43.00
Third Quarter	$51.81	$44.29
Fourth Quarter	$48.52	$42.07

2004
First Quarter	$57.61	$50.52
Second Quarter	$58.52	$51.58
Third Quarter	$56.93	$51.90
Fourth Quarter	$60.93	$53.74

Since the completion of our initial public offering in April 1998, we have not declared any dividends. We anticipate that all of our earnings in the foreseeable future will be retained for the development and expansion of our business and, therefore, we have no current plans to pay cash dividends. Our future dividend policy will depend on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. For various restrictions on our ability to pay dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of Notes to Consolidated Financial Statements.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of our common stock during the quarter ended December 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 to October 31, 2005	—	—	—	$235,903,874
November 1, 2005 to November 30, 2005	935,631	$44.19	935,631	$194,555,770
December 1, 2005 to December 31, 2005	75,180	45.00	75,180	$191,172,319

Total	1,010,811	$44.25	1,010,811	$191,172,319

(1)	In April 2004, our Board of Directors authorized the repurchase of up to $100 million of our common stock. In January 2005, our Board of Directors authorized the repurchase of an additional $100 million of our common stock. In October 2005, our Board of Directors authorized the repurchase of up to an additional $200 million of our common stock. The repurchase program does not obligate us to acquire any specific number of shares or acquire shares over any specified period of time.

Item 6.    SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2005 have been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Accompanying Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,155,791	$1,095,307	$951,786	$816,319	$779,581
Cost of sales	652,036	597,373	511,101	437,782	422,430

Gross profit	503,755	497,934	440,685	378,537	357,151
Selling, general and administrative expense	322,197	290,538	252,307	216,085	209,503
Net licensing income	(4,408)	(4,032)	(1,811)	(1,223)	(533)

Income from operations	185,966	211,428	190,189	163,675	148,181
Interest (income) expense, net	(4,889)	(3,493)	(480)	(354)	2,568
Income tax expense	60,119	76,297	70,548	61,511	56,789

Net income	$130,736	$138,624	$120,121	$102,518	$88,824

Earnings per share (1):
Basic	$3.39	$3.44	$3.01	$2.60	$2.27
Diluted	3.36	3.40	2.96	2.56	2.23
Weighted average shares outstanding (1):
Basic	38,549	40,266	39,953	39,449	39,051
Diluted	38,943	40,812	40,591	40,063	39,840

	2005	2004	2003	2002	2001
Balance Sheet Data:
Working capital	$553,951	$609,137	$501,344	$361,628	$270,959
Inventories	185,870	165,426	126,808	94,862	114,889
Total assets	970,778	949,444	783,766	592,817	474,967
Long-term debt, net of current maturities	7,414	12,636	16,335	20,636	25,047
Shareholders’ equity	742,790	780,250	640,829	472,719	353,389

(1)	Earnings per share and weighted average shares outstanding have been restated to reflect the three-for-two stock split that was effective June 4, 2001.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described above in Item 1(A) “Risk Factors.” We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

The following discussion of our results of operations and liquidity and capital resources, including known trends and uncertainties identified by management, should be read in conjunction with the Consolidated Financial Statements and Accompanying Notes that appear elsewhere in this annual report.

All references to years relate to the calendar year ended December 31 of the particular year.

Overview

Since our initial public offering in 1998, our net sales have steadily increased from $427.3 million in 1998 to $1,155.8 million in 2005, which equates to a compound annual growth rate of 15.3% for this period. Although we cannot predict future results with certainty, our long-term goal is to capitalize on global market opportunities for each of our key product categories. We are committed to our growth strategies of enhancing the retail productivity of our customers, leveraging our brands in international markets, further developing our product categories, selectively broadening our retail distribution channels and expanding the global awareness of our brands through license agreements. With our well-developed sourcing and distribution infrastructure and proven design and product development team, we believe that we are well positioned for future long-term growth.

Highlights for the year ended December 31, 2005 are as follows:

•	Net sales increased $60.5 million, or 5.5%, to $1,155.8 million in 2005 from $1,095.3 million in 2004. Excluding changes in currency exchange rates, net sales increased 4.5%. Our sales growth is largely attributable to increased sales by our international businesses, particularly our European and Other International businesses, which include our direct business in Japan and Korea and our international distributor markets worldwide. From a product categorical perspective, our sales growth was entirely attributable to increased sales of sportswear and footwear. As a result of the continued sales product mix shift during 2005, sportswear sales outpaced outerwear sales to become our largest product category representing $450.3 million, or 39.0% of 2005 net sales.

•	Our backlog for the spring 2006 selling season increased $19.8 million, or 5.8%, to $359.3 million as of September 30, 2005 from $339.5 million as of September 30, 2004. Spring orders increased in all key geographic markets, particularly in international markets. Increased sportswear backlog continues to be the key driver of spring order growth. Although we cannot predict future results with certainty, our reported backlog is one indicator of our anticipated growth rates for the spring 2006 selling season. Many factors, however, could cause actual sales to differ materially from reported future order backlog. Moreover, our spring backlog is not indicative of, and should not be utilized in forecasting, sales beyond the spring 2006 selling season.

•	For the year, gross profit decreased 190 basis points to 43.6% in 2005 from 45.5% in 2004. This contraction was due to a higher mix of sportswear and footwear sales that have lower gross margins than outerwear, intra-product mix shift within the outerwear product category, increased inbound air freight costs and lower margins on close-out product sales.

•	Selling, general and administrative expenses increased $31.7 million to 27.9% of net sales in 2005 from 26.5% of net sales in 2004. This increase was primarily attributable to additional personnel-related costs, additional depreciation and operating costs associated with our new distribution center in Kentucky and, to a lesser degree, an increase in variable selling expenses.

•	Net income decreased 5.7% to $130.7 million compared to 2004, and diluted earnings per share decreased to $3.36.

•	Since the inception of our stock repurchase plan in April 2004, our Board of Directors has authorized the repurchase of $400 million of our common stock and we have repurchased approximately 4.5 million shares at an aggregate purchase price of $208.8 million through December 31, 2005. The repurchase program does not obligate us to acquire any specific number of shares or acquire shares over any specified period of time.

Results of Operations

Net income decreased $7.9 million, or 5.7%, to $130.7 million in 2005 from $138.6 million in 2004. Diluted earnings per share decreased $0.04 to $3.36 in 2005 from $3.40 in 2004. Net income increased $18.5 million, or 15.4%, to $138.6 million in 2004 from $120.1 million in 2003. Diluted earnings per share increased $0.44 to $3.40 in 2004 from $2.96 in 2003.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our consolidated statements of operations:

	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.4	54.5	53.7

Gross profit	43.6	45.5	46.3
Selling, general and administrative expense	27.9	26.5	26.5
Net licensing income	(0.4)	(0.3)	(0.2)

Income from operations	16.1	19.3	20.0
Interest (income) expense, net	(0.4)	(0.3)	(0.0)

Income before income tax	16.5	19.6	20.0
Income tax expense	5.2	6.9	7.4

Net income	11.3%	12.7%	12.6%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales:    Consolidated net sales increased $60.5 million, or 5.5%, to $1,155.8 million in 2005 from $1,095.3 million in 2004. Excluding changes in currency exchange rates, consolidated net sales increased 4.5%.

Reconciliation of Net Sales Changes to Net Sales Changes Excluding Changes in Currency Exchange Rates

Net sales from year to year are affected by changes in selling prices and unit volume as well as changes in currency exchange rates where we have sales in foreign locations. Our net sales changes excluding the effect of changes in currency exchange rates are presented below. We disclose changes in sales excluding changes in currency exchange rates because we use the measure to understand sales growth excluding any impact from foreign currency exchange rate changes. In addition, our foreign management teams are generally evaluated and compensated in part based on the results of operations excluding currency exchange rate changes for their respective regions. Amounts calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP, are denoted.

	Year ended December 31, 2005
	Amount (millions)	% Change
Consolidated:
Net sales increase (GAAP)	$60.5	5.5%
Increase due to currency exchange rate changes	11.5	1.0%

Net sales increase excluding changes in currency exchange rates	$49.0	4.5%

United States:
Net sales increase (GAAP)	$10.2	1.5%

Europe:
Net sales increase (GAAP)	$14.0	8.2%
Increase due to currency exchange rate changes	0.9	0.5%

Net sales increase excluding changes in currency exchange rates	13.1	7.7%

Canada:
Net sales decrease (GAAP)	$2.1	1.8%
Increase due to currency exchange rate changes	8.5	7.3%

Net sales decrease excluding changes in currency exchange rates	$10.6	9.1%

Other International:
Net sales increase (GAAP)	$38.4	27.2%
Increase due to currency exchange rate changes	2.1	1.5%

Net sales increase excluding changes in currency exchange rates	$36.3	25.7%

The increase in net sales was led by our Other International business, followed by our European and United States businesses, partially offset by a decrease in net sales by our Canadian business. Sales growth was primarily the result of an increase in the quantity of units sold in each geographic region except Canada. Unit sales quantities increased in each product category except outerwear and accessories.

Net sales from outerwear decreased $20.3 million, or 4.4%, to $440.0 million in 2005 from $460.3 million in 2004. This decrease was the result of weakness in our outerwear business in the United States and Canada. Outerwear sales growth was strong in Other International while European outerwear sales also increased. The decrease in outerwear sales in the United States was primarily attributable to the negative effect of poor sell-through last fall that resulted primarily from unseasonably warm weather conditions, an increasingly competitive outerwear market and an increasingly challenging retail environment. The outerwear sales growth in Other International was the result of strong sales growth in our international distributor business as well as our direct businesses in Japan and Korea. The growth in these markets was partially the result of favorable weather conditions, which drove the retail sell-through of outerwear products.

Net sales from sportswear increased $53.9 million, or 13.6%, to $450.3 million in 2005 from $396.4 million in 2004. As a result of continued strength in our sportswear business and the decrease in outerwear sales, sportswear is now our largest product category, representing 39.0% of total sales. The increase in sportswear sales was predominantly the result of continued growth in the United States, which represented over 80% of the total sportswear sales growth. Sportswear sales growth in the United States occurred across all distribution channels, which was primarily the result of our broad product assortment and related consumer demand for our sportswear products. Internationally, sportswear sales increased in all markets globally led by Other International, followed by Europe and Canada.

Net sales from footwear increased $26.6 million, or 14.4%, to $211.2 million in 2005 from $184.6 million in 2004. Footwear sales increased in all geographic markets led by Other International, followed by Europe, the United States and Canada. Footwear sales growth from Other International was predominantly the result of increased sales of footwear to our international distributor markets, particularly Russia and China. European footwear sales growth was predominantly attributable to demand for casual, hiking and trail footwear products targeted to our large-account European customers. The increase in sales of footwear in the United States was largely the result of continued sales growth from our sandals product lines.

Net sales from accessories decreased $0.9 million, or 2.0%, to $45.2 million in 2005 from $46.1 million in 2004. The decrease in accessories sales was the result of decreased sales in the United States and Canada, partially offset by increased sales in Other International and Europe.

Net sales from equipment increased $1.2 million, or 15.2%, to $9.1 million in 2005 from $7.9 million in 2004. The growth in equipment sales was primarily the result of increased international sales of Mountain Hardwear equipment products.

Net sales in the United States increased $10.2 million, or 1.5%, to $676.9 million in 2005 from $666.7 million in 2004. The increase in net sales in the United States was predominantly the result of a significant increase in sales of sportswear, partially offset by a decrease in outerwear sales. Footwear and equipment sales also increased, while sales of accessories decreased. Sportswear sales increased across all distribution channels.

Europe’s direct net sales increased $14.0 million, or 8.2%, to $184.3 million in 2005 from $170.3 million in 2004. Excluding changes in currency exchange rates, Europe’s net sales increased 7.7%. Sales increased across all product categories in Europe in 2005 led by footwear, followed by outerwear, sportswear, equipment and accessories. Footwear sales growth resulted from increased sales to large-account customers particularly in France and Spain, while footwear sales decreased in Germany and the Netherlands primarily due to difficult economic conditions in those countries. The increase in outerwear sales was largely attributable to increased sales resulting from the acquisition of our distributor in Switzerland, Tecnisport SA, in July of 2005. With the acquisition of Tecnisport, we began recognizing sales at end-customer direct prices, rather than the lower independent distributor prices that applied prior to the acquisition under our distributor agreement with Tecnisport. Excluding this acquisition, outerwear sales would have been flat because of decreased sales in Germany and the Netherlands as well as higher than normal carryover inventory by our customers from the fall 2004 season, offset by increased sales to large-account customers.

Canada’s net sales decreased $2.1 million, or 1.8%, to $114.8 million in 2005 from $116.9 million in 2004. Excluding changes in currency exchange rates, Canada’s net sales decreased 9.1%. The decrease in net sales in Canada was largely the result of decreased outerwear sales partially offset by increased sales of footwear and sportswear. Sales of accessories also decreased. The decrease in Canadian outerwear sales was predominantly the result of decreased sales to large-account customers that were negatively affected by an increasingly challenging retail environment, as well as unfavorable weather conditions during fall 2004 resulting in excess inventory carryover by our customers. Late inbound receipts of fall 2005 inventory also contributed to the decrease in outerwear sales.

Net sales from Other International, which includes our direct business in Japan and Korea and our international distributor markets worldwide, increased $38.4 million, or 27.2%, to $179.8 million in 2005 from $141.4 million in 2004. Excluding changes in currency exchange rates, Other International sales increased 25.7%. Sales growth for Other International was led by our international distributors, followed by our Korean and Japanese businesses. Net sales increased across all product categories, led by outerwear, followed by footwear, sportswear, accessories and equipment. Sales growth by our international distributors resulted from increased sales by our distributors in Russia and China which continue to expand Columbia’s retail presence in those countries. The increase in Korean sales resulted from the opening of new stores and our decision to begin operating Mountain Hardwear’s Korean business directly rather than through a distributor. Japanese sales growth resulted from increased sales by sports chain and specialty stores that was, in part, assisted by favorable weather conditions.

Gross Profit:    Gross profit as a percentage of net sales decreased to 43.6% in 2005 from 45.5% in 2004. The decrease in gross profit was primarily the result of the continued shift in our sales product mix both between and within product categories and, to a lesser degree, increased inbound air freight costs and lower margins on close-out product sales in the first half of the year. These unfavorable gross profit impacts were partially offset by an improvement in our foreign currency hedge rates.

Product sales mix continued to have a negative effect on gross profits as sales of our sportswear and footwear products increased while sales of outerwear products decreased for the year. In general, our outerwear products carry higher gross profit margins than sportswear and footwear products. For the year, outerwear sales represented 38.1% of total net sales compared to 42.0% of total net sales in 2004. Sportswear and footwear sales increased to 39.0% and 18.3% of total net sales in 2005 from 36.2% and 16.9% in 2004, respectively. Shifts in intra-product mix also had an unfavorable effect on outerwear gross profits as a result of a shift in sales volumes to lower margin product styles.

To a lesser degree, our gross profits were also negatively affected by an increase in inbound air freight costs. We incurred incrementally higher air freight charges in the third quarter of this year compared to the same period last year in order to timely fulfill our customer orders due to various isolated supply chain issues.

An increase in 2005 close-out sales at lower gross margins compared to 2004 also had an unfavorable effect on our consolidated gross profits. This increase in close-out sales at lower gross margins resulted from the sale of fall 2004 and spring 2005 close-out product in the United States. Fall 2004 close-out sales increased due to excess inventory resulting from unseasonably warm weather during 2004. The increase in spring 2005 close-out sales primarily resulted from unseasonably cool weather conditions in the early part of the spring season in the United States.

The unfavorable gross profit impact from shifts in product sales mix, increased inbound air freight and lower gross margins on close-out sales were partially offset by an improvement in foreign currency exchange rates for spring and fall 2005 compared to spring and fall 2004. Because our global supply of inventory is generally purchased with U.S. dollars, our foreign businesses benefited from the decrease in value of the U.S. dollar compared to 2004. This favorable gross profit impact has been most noticeable in our European and Canadian businesses.

Our gross profits may not be comparable to those of other companies in our industry because some include all of the costs related to their distribution network in cost of sales. We, like others, have chosen to include these expenses as a component of selling, general and administrative expense.

Selling, General and Administrative Expense:    Selling, general and administrative expense (“SG&A”) includes all costs associated with our design, merchandising, marketing, distribution and corporate functions including related depreciation and amortization.

SG&A expense increased $31.7 million, or 10.9%, to $322.2 million in 2005 from $290.5 million in 2004. Selling expenses increased $5.8 million, or 5.5%, while general and administrative expenses increased $25.9 million, or 14.1%. As a percentage of net sales, SG&A increased to 27.9% of net sales for 2005 from 26.5% of net sales for 2004. Selling expenses, including commissions and advertising, remained essentially flat at 9.7% of net sales in 2005 and 2004.

The increase in general and administrative expenses primarily resulted from a $13.9 million increase in personnel related costs, a $4.7 million increase in depreciation and a $7.3 million increase in operating expenses including professional fees and operating costs associated with our new distribution center in Kentucky. The increase in personnel costs was attributable to increased headcount at our corporate and subsidiary locations to support future sales growth as well as increased headcount at our Kentucky distribution center. Depreciation and amortization included in SG&A totaled $22.7 million for 2005 compared to $18.0 million for 2004. The increase in depreciation expense is directly related to our new distribution center in Kentucky.

Net Licensing Income:    As our licensees have become more established in the marketplace with the sale of branded products, our licensing arrangements have produced highly profitable income for us. We derive net licensing income by licensing our trademarks across a range of categories that complement our current product offerings.

For 2005, we recognized licensing income from fifteen licensees. Products distributed by our licensees included socks, bags, packs, leather, eyewear, watches, camping gear, home furnishings, bicycles and other accessories.

Net licensing income increased $0.4 million, or 10.0%, to $4.4 million in 2005 from $4.0 million in 2004. Licensing income in 2005 was led by Columbia licensed socks, followed by licensed leather products, home furnishings and camping gear.

Interest Income and Expense:    Interest income was $6.4 million in 2005 compared to $4.1 million in 2004. The increase in interest income was primarily due to the higher interest rate environment compared to the same period in 2004. Interest expense increased to $1.5 million in 2005 from $0.6 million in 2004. The increase in interest expense was primarily attributable to a decrease in capitalized interest of $0.6 million primarily related to the construction of the distribution center in Kentucky.

Income Tax Expense:    The provision for income taxes decreased to $60.1 million in 2005 from $76.3 million in 2004. The reduction in the effective tax rate from 35.5% to 31.5% was primarily the result of the favorable conclusion of various income tax audits of several tax years and, to a lesser extent, higher income in jurisdictions with lower overall tax rates.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales:    Consolidated net sales increased $143.5 million, or 15.1%, to $1,095.3 million in 2004 from $951.8 million in 2003. Excluding changes in currency exchange rates, consolidated net sales increased 12.1%.

Reconciliation of Net Sales Changes to Net Sales Changes Excluding Changes in Currency Exchange Rates

Our net sales changes excluding the effect of changes in currency exchange rates are presented below:

	Year ended December 31, 2004
	Amount (millions)	% Change
Consolidated:
Net sales increase (GAAP)	$143.5	15.1%
Increase due to currency exchange rate changes	28.1	3.0%

Net sales increase excluding changes in currency exchange rates	$115.4	12.1%

United States:
Net sales increase (GAAP)	$69.9	11.7%

Europe:
Net sales increase (GAAP)	$35.1	26.0%
Increase due to currency exchange rate changes	16.2	12.0%

Net sales increase excluding changes in currency exchange rates	$18.9	14.0%

Canada:
Net sales increase (GAAP)	$10.2	9.6%
Increase due to currency exchange rate changes	8.1	7.6%

Net sales increase excluding changes in currency exchange rates	$2.1	2.0%

Other International:
Net sales increase (GAAP)	$28.3	25.0%
Increase due to currency exchange rate changes	3.8	3.3%

Net sales increase excluding changes in currency exchange rates	$24.5	21.7%

Our sales growth was predominantly driven by increased shipments of sportswear and footwear which, combined, represented over 80% of our total increase in sales. Increased sales of footwear in the United States, Europe and Canada also contributed significantly to the increase in consolidated net sales. Sales of outerwear continued to be a challenge in North America due to unseasonable winter weather and increased competition; however, the increase in sales of outerwear internationally more than offset the declines in the United States and Canada.

Net sales increased in each major geographic region, led by the United States, followed by our European, Other International and Canadian businesses. Sales growth was attributable to an increase in the quantity of units sold across all major geographic regions. Unit sales quantities also increased within each of our product categories. We continued to experience a shift in our sales product mix as sales of sportswear and footwear increased faster than our other product categories.

Net sales from outerwear increased $16.6 million, or 3.7%, to $460.3 million in 2004 from $443.7 million in 2003. Outerwear sales growth was primarily attributable to increased shipments of outerwear in Europe and our Other International businesses. European sales of outerwear increased in all key product classes and distribution channels, primarily resulting from increased sales to large-account customers. The increase in sales to large-account customers was primarily the result of certain key customers in France and Spain increasing their purchases of well-known international product brands. The decline of outerwear sales in the United States and Canada partially offset the increase in international sales of outerwear.

Net sales from sportswear increased $85.1 million, or 27.3%, to $396.4 million in 2004 from $311.3 million in 2003. Sportswear sales increased in all global markets in 2004, led by strong gains in the United States followed by Europe, Other International and Canada. The increase in sales of sportswear in the United States was the result of increased sales across all major distribution channels and product classes, including pants, shorts, sweaters and knitted and woven tops. We attribute the sales increase, in part, to an improvement in the segmentation and differentiation of our products for specific distribution channels: our high-end performance products (highly technical products generally sold in specialty stores), our moderate products (technical products generally sold in sporting goods stores), and our most broadly distributed products (less technical, core products generally sold in department stores). We believe that increased differentiation of our products allows our retail customers to better target their specific customers. Shipments of sportswear to the department store channel were particularly strong throughout the year in the United States. In Europe, the increase in sportswear sales was primarily attributable to increased shipments of pants, shorts and woven tops.

Net sales from footwear increased $36.0 million, or 24.2%, to $184.6 million in 2004 from $148.6 million in 2003. Footwear sales increased in each of our major markets, led by the United States, followed by Europe, Canada and Other International. In the United States, sales of footwear increased in all key product classes and distribution channels, primarily as a result of increased sales to large-account customers. The increase in sales to large-account customers was primarily the result of certain key customers in France and Spain increasing their purchases of well-known international product brands.

Net sales from accessories increased $2.6 million, or 6.0%, to $46.1 million in 2004 from $43.5 million in 2003. The increase in sales of accessories was the result of increased sales in Other International businesses and Europe, partially offset by decreased sales in the United States and Canada.

Net sales from equipment increased $3.2 million, or 68.1%, to $7.9 million in 2004 from $4.7 million in 2003. Equipment sales were generated by sales of Mountain Hardwear products, predominantly in the United States.

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

Canada’s net sales increased $10.2 million, or 9.6%, to $116.9 million in 2004 from $106.7 million in 2003. Excluding changes in currency exchange rates, Canada’s net sales increased 2.0%. Net sales growth was led by footwear, followed by sportswear, while sales of accessories and outerwear decreased during the year. Footwear sales increased in all key product classes, led by boots, followed by shoes and sandals. Sales of sportswear also increased in all key product classes, led by knitted and woven tops, followed by pants, sweaters and shorts. Unseasonable winter weather conditions negatively affected outerwear sales in the fourth quarter. Our maturity in the Canadian outerwear market also makes sales growth more challenging.

Net sales from Other International, which includes our direct business in Japan and Korea and our international distributor markets worldwide, increased $28.3 million, or 25.0%, to $141.4 million in 2004 from $113.1 million in 2003. Excluding changes in currency exchange rates, Other International sales increased 21.7%. Net sales increased across all product categories, led by outerwear, followed by sportswear, accessories, equipment and footwear. Outerwear and sportswear sales growth was particularly strong in our international distributor-based markets, while our business in Korea contributed to the increase in sales of accessories. Footwear sales increased less in Other International than in other geographic regions primarily due to the poor sell-through of cold weather footwear in Russia in 2003 as a result of mild weather conditions.

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

SG&A expense increased $38.2 million, or 15.1%, to $290.5 million in 2004 from $252.3 million in 2003. Selling expenses increased $15.0 million, or 16.4%, while general and administrative expenses increased $23.2 million, or 14.4%. As a percentage of net sales, SG&A expense was flat at 26.5% for each of 2004 and 2003.

Selling expenses remained essentially flat as a percentage of net sales at 9.7% and 9.6% in 2004 and 2003, respectively, as advertising, promotional, and commission related expenses remained constant as a percentage of net sales.

The increase in general and administrative expenses was primarily due to a $19.3 million increase in personnel and an $8.7 million increase in travel and other operating expenses, including professional fees, which were partially offset by a $4.8 million decrease in depreciation expense. The increase in personnel costs was partially attributable to increased headcount and contract labor to support increased unit sales volume and our new distribution center in Kentucky. Increased headcount at our corporate and subsidiary offices to support the higher levels of sales also resulted in increased personnel spending. The increase in travel expense was a function of increased headcount as well as increased international travel as our business matures outside the United States. Professional fees increased due to increased legal, audit and consulting fees, many of which were associated with requirements of the Sarbanes-Oxley Act. Depreciation and amortization included in SG&A totaled $18.0 million for 2004 compared to $22.8 million for 2003. The decrease was primarily related to some assets in the United States becoming fully depreciated.

Net Licensing Income:    As our licensees have continued to gain momentum in the market place with the sale of our branded products, our licensing arrangements have produced highly profitable income for us. We derive net licensing income from income that we earn through licensing our trademarks across a range of categories that complement our current product offerings.

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

Interest Income and Expense:    Interest income was $4.1 million in 2004 compared to $2.1 million in 2003. The increase in interest income was due to the higher cash balance and higher interest rate environment compared to the same period in 2003. Interest expense decreased to $0.6 million in 2004 from $1.6 million in 2003. The decrease in interest expense was attributable to an increase in capitalized interest of $0.8 million primarily related to the construction of the distribution center in Kentucky and repayments of notes payable and long-term debt.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and the continued growth of the business. We financed our operations for the year ended December 31, 2005 primarily through cash provided by operating activities. At December 31, 2005, we had total cash and cash equivalents of $101.1 million compared to $130.0 million at December 31, 2004. Cash provided by operating activities was $135.2 million in 2005 compared to $93.7 million in 2004. The increase in cash provided by operating activities was the result of an increase in accounts payable and income taxes payable, coupled with a smaller increase in accounts receivable compared to the increase in accounts receivable as of December 31, 2004.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash used in investing activities was $37.5 million in

2005 compared to $43.6 million in 2004. In 2005, our investing activities primarily consisted of $36.5 million used for capital expenditures and $1.6 million used for the acquisition of the net assets of our Swiss distributor, Tecnisport. Capital expenditures mostly related to the enhancement of our Rivergate distribution center in Portland, Oregon and the expansion of our European distribution center in Cambrai, France. In 2004, our investing activities primarily consisted of $44.5 million used for capital expenditures, including approximately $30.3 related to the construction of our distribution center in Kentucky.

Cash used in financing activities was $120.8 million in 2005 and $29.3 million in 2004. In 2005, net cash used in financing activities was for the repurchase of common stock at an aggregate price of $165.8 million and the net repayment of long-term debt of $5.6 million, offset by the net proceeds of notes payable of $39.8 million and the proceeds from the sale of stock under employee stock plans of $10.8 million. In 2004, net cash used in financing activities was for the repurchase of common stock at an aggregate price of $43.1 million and the repayment of long-term debt of $4.6 million, partially offset by proceeds from the sale of stock under employee stock plans of $18.4 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $50 million to $125 million, of which $25 million to $100 million is committed. At December 31, 2005, no domestic balance was outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $102.1 million at December 31, 2005. At December 31, 2005, $39.7 million was outstanding under these lines of credit.

We expect to fund our future capital expenditures with existing cash and cash provided by operations. If the need arises for additional expenditures, we may need to seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.

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

The following table presents our estimated contractual commitments (in thousands):

	Year ending December 31,
	2006	2007	2008	2009	2010	Thereafter	Total
Debt repayments (1)	$6,554	$3,571	$3,571	$—	$—	$—	$13,696
Other (2)	598	243	23	6	—	—	870
Operating leases (3):
Non-related parties	6,683	5,429	4,819	1,760	964	8,572	28,227
Related party	501	501	501	501	501	501	3,006

(1)	Excludes interest. See Note 8 of Notes to Consolidated Financial Statements for interest terms.
(2)	Other amounts primarily include installment payments on purchase obligations made in the ordinary course of business for non-product purchases. The amounts represent the minimum payments required, including any imputed interest, by legally binding contracts and agreements.
(3)	These operating lease commitments are not reflected on the consolidated balance sheet under GAAP.

Off-Balance Sheet Arrangements

We maintain unsecured and uncommitted lines of credit with a combined limit of $225.0 million at December 31, 2005, available for issuing letters of credit. At December 31, 2005, we had letters of credit outstanding of $43.3 million issued for purchase orders for inventory.

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

The fair value of our hedging contracts was favorable by approximately $0.5 million at December 31, 2005 and unfavorable by approximately $5.0 million at December 31, 2004. A 10% change in the Euro, Japanese yen and Canadian dollar exchange rates would have resulted in the fair value fluctuating approximately $4.4 million at December 31, 2005 and $8.1 million at December 31, 2004. Changes in fair value, resulting from foreign exchange rate fluctuations, would be substantially offset by the change in value of the underlying hedged transactions.

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have no exposure due to interest rate changes on our $7.4 million and $12.6 million of long-term debt at December 31, 2005 and 2004, respectively. We do, however, have cash flow exposure on our committed and uncommitted bank lines of credit because interest on those lines floats and is based on LIBOR and other interest rate indices.

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

In some countries outside of the United States where title passes upon receipt by the customer, predominantly where we sell directly in Western Europe, precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based on historical and expected delivery times by geographic location. We periodically test the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to four days. To date, we have found these estimates to be materially accurate.

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that had been established, we would record a reduction or increase to net revenues in the period in which we made such a determination. Over the three year period ending December 31, 2005, our actual annual sales returns and miscellaneous claims from customers have been less than two percent of net sales. The allowance for outstanding sales returns and miscellaneous claims from customers was approximately $5.7 million and $5.5 million as of December 31, 2005 and 2004, respectively.

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates for the uncollectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and we make judgments about the creditworthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, credit insurance coverage, current economic trends, and changes in customer payment terms. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance could be required. If we determine a smaller or larger allowance is appropriate, we would record a credit or a charge to SG&A expense in the period in which we made the determination.

Inventory Obsolescence and Product Warranty

We make ongoing estimates of potential future excess, close-out or slow moving inventory and product warranty costs. We identify our excess inventory, a component of which is planned, and evaluate our purchase commitments, sales forecasts, and historical experience and make provisions as necessary to properly reflect inventory value at the lower of cost or estimated market value. When evaluating our reserve for warranty costs, we consider our historical claim rates by season, product mix, current economic trends, and the historical cost to repair, replace, or refund the original sale. If we determine smaller or larger reserves are appropriate, we would record a credit or a charge to cost of sales in the period we made the determination.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”) . SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement to have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payment to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective for calendar year companies for all stock-based awards granted on or after January 1, 2006. In addition, calendar year companies must also recognize compensation expense related to any awards that are not fully vested as of January 1, 2006. We are required to apply SFAS No. 123(R) as of January 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS No. 123(R) using the modified prospective method.

As permitted by SFAS No. 123, we had historically accounted for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant effect on our future results of operations, although we do not expect that it will have a significant impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted with certainty at this time because it will depend on levels of share-based payments granted in the future, but we would anticipate compensation expense in 2006 for stock options to approximate historical pro forma amounts as presented in Note 2, under the caption “Stock-based compensation.” SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Although we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $4.6 million, $6.8 million, and $7.5 million in 2005, 2004 and 2003, respectively.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets – An Amendment of Accounting Principles Board (“APB”) Opinion No. 29.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

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

Forward Looking Statements

This Annual Report, including Item 1 of Part I and Items 7 and 7(A) of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, access to raw materials and factory capacity, and financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Item 1(A) “Risk Factors.” We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Columbia Sportswear Company:

We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 14, 2006

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$101,091	$130,023
Short-term investments	159,075	160,205
Accounts receivable, net (Note 2)	287,403	267,653
Inventories, net (Note 4)	185,870	165,426
Deferred income taxes (Note 10)	21,674	22,190
Prepaid expenses and other current assets	11,151	10,536

Total current assets	766,264	756,033
Property, plant, and equipment, net (Note 5)	165,752	155,013
Intangibles and other assets (Note 2)	26,103	26,241
Goodwill (Note 2)	12,659	12,157

Total assets	$970,778	$949,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable (Note 6)	$39,727	$—
Accounts payable	91,390	78,309
Accrued liabilities (Note 7)	49,518	49,789
Deferred income taxes (Note 10)	1,416	1,763
Income taxes payable	23,110	11,819
Current portion of long-term debt (Note 8)	7,152	5,216

Total current liabilities	212,313	146,896

Long-term debt and other liabilities (Note 8)	7,414	12,636
Deferred income taxes (Note 10)	8,261	9,662

Total liabilities	227,988	169,194

Commitments and contingencies (Note 12)

Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 36,863 and 40,126 issued and outstanding (Note 9)	13,104	164,317
Retained earnings	704,724	573,988
Accumulated other comprehensive income (Note 15)	24,962	41,945

Total shareholders’ equity	742,790	780,250

Total liabilities and shareholders’ equity	$970,778	$949,444

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net sales	$1,155,791	$1,095,307	$951,786
Cost of sales	652,036	597,373	511,101

Gross profit	503,755	497,934	440,685
Selling, general, and administrative expense	322,197	290,538	252,307
Net licensing income	(4,408)	(4,032)	(1,811)

Income from operations	185,966	211,428	190,189
Interest income	(6,381)	(4,052)	(2,107)
Interest expense	1,492	559	1,627

Income before income tax	190,855	214,921	190,669
Income tax expense (Note 10)	60,119	76,297	70,548

Net income	$130,736	$138,624	$120,121

Earnings per share:
Basic	$3.39	$3.44	$3.01
Diluted	3.36	3.40	2.96
Weighted average shares outstanding (Note 14):
Basic	38,549	40,266	39,953
Diluted	38,943	40,812	40,591

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash provided by (used in) operating activities:
Net income	$130,736	$138,624	$120,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,546	18,628	23,065
Loss on disposal of property, plant, and equipment	284	541	268
Deferred income tax provision	(1,385)	(2,584)	(4,002)
Tax benefit from employee stock plans	4,634	6,828	7,455
Changes in operating assets and liabilities:
Accounts receivable	(25,366)	(51,375)	(30,825)
Inventories	(22,873)	(32,908)	(16,635)
Prepaid expenses and other current assets	(691)	(4,951)	439
Intangibles and other assets	60	(550)	(279)
Accounts payable	19,241	9,357	7,726
Accrued liabilities	(1,326)	7,783	5,194
Income taxes payable	8,357	3,464	8,572
Other liabilities	—	841	—

Net cash provided by operating activities	135,217	93,698	121,099

Cash provided by (used in) investing activities:
Tecnisport net assets acquired, net of cash	(1,631)	—	—
Mountain Hardwear net assets acquired, net of cash	—	—	(29,865)
Purchases of short-term investments	(223,820)	(679,195)	(672,415)
Sales of short-term investments	224,950	679,440	640,465
Capital expenditures	(36,542)	(44,490)	(17,118)
Proceeds from sale of property, plant, and equipment	68	40	103
Increase (decrease) in other liabilities	(551)	570	—

Net cash used in investing activities	(37,526)	(43,635)	(78,830)

Cash provided by (used in) financing activities:
Proceeds from notes payable	57,600	8,325	7,858
Repayments on notes payable	(17,825)	(8,325)	(17,804)
Repayment of Mountain Hardwear debt	—	—	(6,413)
Proceeds from long-term debt	1,025	—	—
Repayment on long-term debt	(6,615)	(4,588)	(4,504)
Proceeds from issuance of common stock	10,770	18,362	16,072
Repurchase of common stock	(165,767)	(43,061)	(498)

Net cash used in financing activities	(120,812)	(29,287)	(5,289)

Net effect of exchange rate changes on cash	(5,811)	5,112	985

Net increase (decrease) in cash and cash equivalents	(28,932)	25,888	37,965
Cash and cash equivalents, beginning of year	130,023	104,135	66,170

Cash and cash equivalents, end of year	$101,091	$130,023	$104,135

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$1,525	$592	$1,658
Cash paid during the year for income taxes	48,951	70,075	57,284
Supplemental disclosures of non-cash financing activities:
Assumption of debt from property acquisition	$3,075	$—	$—
Assumption of Mountain Hardwear debt	—	—	6,413

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Unearned Portion of Restricted Stock Issued For Future Services	Comprehensive Income	Total
	Shares Outstanding	Amount	Retained Earnings
BALANCE, JANUARY 1, 2003	39,737	$159,996	$315,243	$(1,156)	$(1,364)		$472,719
Components of comprehensive income:
Net income			120,121			$120,121	120,121
Foreign currency translation adjustment				24,535		24,535	24,535
Unrealized holding loss on derivative transactions, net				(102)		(102)	(102)

Comprehensive income						$144,554

Exercise of employee stock options	711	14,595					14,595
Tax benefit from stock plans		7,455					7,455
Employee stock purchase program	40	1,477					1,477
Repurchase of common stock	(235)	(1,335)			(1,364)		29

BALANCE, DECEMBER 31, 2003	40,253	182,188	435,364	23,277	—		640,829
Components of comprehensive income:
Net income			138,624			$138,624	138,624
Foreign currency translation adjustment				19,238		19,238	19,238
Unrealized holding loss on derivative transactions, net				(570)		(570)	(570)

Comprehensive income						$157,292

Exercise of employee stock options	625	16,224					16,224
Tax benefit from stock plans		6,828					6,828
Employee stock purchase program	46	2,138					2,138
Repurchase of common stock	(798)	(43,061)					(43,061)

BALANCE, DECEMBER 31, 2004	40,126	164,317	573,988	41,945	—		$780,250
Components of comprehensive income:
Net income			130,736			$130,736	130,736
Foreign currency translation adjustment				(20,482)		(20,482)	(20,482)
Unrealized holding gain on derivative transactions, net				3,499		3,499	3,499

Comprehensive income						$113,753

Exercise of employee stock options	382	9,679					9,679
Tax benefit from stock plans		4,634					4,634
Employee stock purchase program	25	1,091					1,091
Repurchase of common stock	(3,670)	(165,767)					(165,767)
Reserve for tax benefit from IPO underwriting expenses		(850)					(850)

BALANCE, DECEMBER 31, 2005	36,863	$13,104	$704,724	$24,962	$—		$742,790

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION

Nature of the business:

Columbia Sportswear Company (the “Company”) is a global leader in the design, manufacture, marketing and distribution of active outdoor apparel, including outerwear, sportswear, footwear, equipment and related accessories.

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

Dependence on key suppliers:

The Company’s products are produced by independent manufacturers worldwide. For 2005 the Company sourced nearly all of its products outside the United States, principally in the Far East. The Company’s four largest factory groups accounted for approximately 14% of the Company’s total global production for 2005 and another company produced substantially all of the zippers used in the Company’s products. From time to time, the Company has experienced difficulty satisfying its raw material and finished goods requirements. Although the Company believes that it could identify and qualify additional factories to produce these materials, the unavailability of some existing manufacturers for supply of these materials could have a material adverse effect on the Company.

Concentration of credit risk:

The Company had one customer that accounted for approximately 11.3% and 12.5% of accounts receivable outstanding at December 31, 2005 and 2004, respectively.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents:

Cash and cash equivalents are stated at cost and include investments with maturities of three months or less at the date of acquisition. At December 31, 2005 and 2004, cash and cash equivalents were $101,091,000 and $130,023,000, respectively, primarily consisting of money market funds and certificates of deposit.

Short-term investments:

Short-term investments consist of variable rate demand notes and obligations and municipal auction rate notes that generally mature up to 30 years from the purchase date. Investments with maturities beyond one year

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounts receivable:

Accounts receivable have been reduced by an allowance for doubtful accounts, which was $7,340,000 and $7,825,000 at December 31, 2005 and 2004, respectively. The provision for bad debt expense was $1,158,000, $1,882,000 and $2,325,000 in 2005, 2004 and 2003, respectively. The charges to the reserve were $1,643,000, $2,909,000 and $2,814,000 in 2005, 2004 and 2003, respectively.

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

The interest-carrying costs of capital assets under construction are capitalized based on the Company’s weighted average borrowing rates. Capitalized interest was $351,000, $996,000 and $226,000 in 2005, 2004 and 2003, respectively.

Intangible assets:

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	December 31, 2005		December 31, 2004
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,200	$(231)	$1,200	$(147)

Intangible assets not subject to amortization:
Trademarks and trade names	$22,071		$21,971
Goodwill	12,659		12,157

	$34,730		$34,128

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patents valued at $1,200,000 were acquired in the Mountain Hardwear acquisition in March 2003. Patents are subject to amortization over 17 years from the date filed with the U.S. Patent and Trademark Office. At the time of the acquisition, the remaining useful lives of these patents ranged from 13 to 15 years and the weighted average useful life was 14.3 years. Amortization expense for intangible assets subject to amortization is estimated to be $84,000 in each of 2006, 2007, 2008, 2009 and 2010.

Other non-current assets totaled $3,063,000 and $3,217,000 at December 31, 2005 and 2004, respectively.

Impairment of long-lived and intangible assets:

Goodwill and intangible assets with indefinite useful lives are not amortized but instead are measured for impairment at least annually or when events indicate that an impairment exists. The Company reviews and tests its goodwill and intangible assets for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Determination of fair value is based on estimated discounted future cash flows resulting from the use of the asset. The Company compares the estimated fair value of goodwill and intangible assets to the carrying value. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value over the estimated fair value. The estimates of fair value in goodwill and indefinite-lived intangible asset tests are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, and other operating performance measures. These assumptions and estimates may change in the future due to changes in economic conditions, in the Company’s ability to meet sales and profitability objectives, or changes in the Company’s business operations or strategic direction.

Long lived and intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. Any impairment charge would be classified as a component of selling, general, and administrative expense.

The Company has determined that its long-lived assets at December 31, 2005 and 2004 were not impaired.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In some countries outside of the United States where title passes upon receipt by the customer, predominantly where the Company sells direct in Western Europe, precise information regarding the date of receipt by the customer is not readily available. In these cases, the Company estimates the date of receipt by the customer based on historical and expected delivery times by geographic location. Delivery times vary by geographic location, generally from one to four days. The Company periodically tests the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to four days. To date, the Company has found these estimates to be materially accurate.

At the time of revenue recognition, the Company also provides for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that had been established, the Company would record a reduction or increase to net revenues in the period in which it made such determination. Over the three year period ending December 31, 2005, the Company’s actual annual sales returns and miscellaneous claims from customers have been less than two percent of net sales. The allowance for outstanding sales returns and miscellaneous claims from customers was approximately $5,661,000 and $5,503,000 as of December 31, 2005 and 2004, respectively.

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

Shipping and handling costs:

Shipping and handling fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as cost of sales. Inventory planning, receiving and handling costs are recorded as a component of selling, general, and administrative expenses and were $45,271,000, $43,110,000 and $39,335,000 for the years ended 2005, 2004 and 2003, respectively.

Foreign currency translation:

The assets and liabilities of the Company’s foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the net sales and expenses have been translated into U.S. dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity and are not currently adjusted for income taxes when they relate to indefinite net investments in non-U.S. operations.

Fair value of financial instruments:

Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company’s long-term debt approximates the carrying value. Furthermore, the

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-based compensation:

The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” No stock-based employee compensation cost is reflected in net income because all options granted under the Company’s plans had an exercise price no less than the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation on a straight-line basis over the vesting period (in thousands, except per share amounts):

	2005	2004	2003
Net income, as reported	$130,736	$138,624	$120,121
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	8,223	9,277	8,585

Pro forma net income	$122,513	$129,347	$111,536

Earnings per share—basic
As reported	$3.39	$3.44	$3.01
Pro forma	3.18	3.21	2.79
Earnings per share—diluted
As reported	$3.36	$3.40	$2.96
Pro forma	3.14	3.17	2.75

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising costs:

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising expense, including cooperative advertising costs, was $51,145,000, $47,300,000 and $43,221,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs are included in expenses because the Company receives an identifiable benefit in exchange for the cost, the advertising could be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated. Cooperative advertising costs were $12,228,000, $12,132,000 and $9,328,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Product warranty:

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. A summary of accrued warranties for the years ended December 31 is as follows (in thousands):

	2005	2004	2003
Balance at beginning of year	$9,140	$8,642	$7,800
Charged to costs and expenses	4,178	3,375	3,834
Claims settled	(3,411)	(2,877)	(2,992)

Balance at end of period	$9,907	$9,140	$8,642

Recent Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”) . SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payment to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective for calendar year companies for all stock-based awards granted on or after January 1, 2006. In addition, calendar year companies

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

must also recognize compensation expense related to any awards that are not fully vested as of January 1, 2006. The Company is required to apply SFAS No. 123(R) as of January 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plan to adopt SFAS No. 123(R) using the modified prospective method.

As permitted by SFAS No. 123, the Company had historically accounted for share-based payments to employees using the intrinsic value method prescribed in APB Opinion 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant effect on the Company’s future results of operations, although we do not expect that it will have a significant impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted with certainty at this time because it will depend on levels of share-based payments granted in the future, but the Company would anticipate compensation expense in 2006 for stock options to approximate historical pro forma amounts as presented in Note 2, under the caption “Stock-based compensation.” SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Although the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $4,634,000, $6,828,000, and $7,455,000 in 2005, 2004 and 2003, respectively.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets – An Amendment of Accounting Principles Board (“APB”) Opinion No. 29.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—ACQUISITION

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

NOTE 4—INVENTORIES, NET

Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Raw materials	$2,643	$2,905
Work in process	8,288	8,323
Finished goods	174,939	154,198

	$185,870	$165,426

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Land	$12,918	$8,379
Buildings	99,230	74,906
Machinery and equipment	136,325	112,540
Furniture and fixtures	14,779	10,529
Leasehold improvements	5,655	10,873
Construction in progress	21,652	45,534

	290,559	262,761
Less accumulated depreciation	124,807	107,748

	$165,752	$155,013

NOTE 6—SHORT-TERM BORROWINGS AND CREDIT LINES

The Company has available an unsecured and committed operating line of credit providing for borrowings in an aggregate amount not to exceed, at any time, (1) $100,000,000 during the period of August 15 through November 14 of the calendar year and (2) $25,000,000 at all other times. The maturity date of this agreement is July 1, 2007. Interest, payable monthly, is computed at the bank’s prime rate minus 1.95% to 2.05% per annum. The agreement also includes a fixed rate option based on the LIBOR rate plus 45 to 65 basis points. There was no balance outstanding under this line at December 31, 2005 and 2004. The unsecured operating line of credit requires the Company to comply with certain covenants including a Capital Ratio, which limits indebtedness to tangible net worth. At December 31, 2005, the Company was in compliance with all of these covenants. If the Company defaults on its payments, it is prohibited, subject to certain exceptions, from making dividend payments or other distributions.

The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit providing for borrowing to a maximum of C$40,000,000 (US$34,400,000 at December 31, 2005). The revolving line accrues interest at the bank’s Canadian prime rate. At December 31, 2005, the Company had an outstanding line of credit balance of US$14,861,000 under this line. There was no balance outstanding under this line at December 31, 2004.

The Company’s European subsidiary has available two separate unsecured and uncommitted lines of credit providing for borrowing to a maximum of 30,000,000 and 20,000,000 EURO respectively (combined US$59,200,000 at December 31, 2005), of which US$8,543,000 of the 20,000,000 EURO line is designated as a European customs guarantee. These lines accrue interest based on the ECB refinancing rate plus 50 basis points and EURIBOR plus 50 basis points, respectively. At December 31, 2005, the Company had an outstanding line of credit balance of US$20,203,000 under the 30,000,000 EURO line and no balance outstanding under the 20,000,000 EURO line. There was no balance outstanding under either line at December 31, 2004.

The Company’s Japanese subsidiary also has an unsecured and uncommitted line of credit providing for borrowing to a maximum of 1,000,000,000 JPY (US$8,479,000 at December 31, 2005). The revolving line accrues interest at the bank’s Best Lending Rate. The revolving line also has a fixed rate option based on the LIBOR rate plus 110 basis points. At December 31, 2005, the Company had an outstanding line of credit balance of US$4,663,000 under this line. There was no balance outstanding under this line at December 31, 2004.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Off-Balance Sheet Arrangements

The Company has arrangements in place to facilitate the import and purchase of inventory through the issuance of sight letters of credit. The arrangements consist of an unsecured and uncommitted revolving line of credit of $25,000,000 and a $125,000,000 import line of credit at December 31, 2005, to issue documentary letters of credit on a sight basis and are renewed on an annual basis. The combined limit under this agreement was $150,000,000 at December 31, 2005. The revolving line accrues interest at the bank’s prime rate minus 2% per annum. The revolving line also has a fixed rate option based on the bank’s cost of funds plus 65 basis points. There was no balance outstanding on this line at December 31, 2005 and 2004. At December 31, 2005, the Company had outstanding letters of credit of $32,563,000 for purchase orders placed under the import line of credit facility.

The Company also has available an unsecured and uncommitted $100,000,000 import letter of credit line subject to annual renewal. At December 31, 2005, the Company had outstanding letters of credit of $10,750,000 for purchase orders placed under this facility.

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Accrued salaries, bonus, vacation and other benefits	$23,552	$22,449
Accrued product warranty	9,907	9,140
Accrued cooperative advertising	6,267	6,640
Other	9,792	11,560

	$49,518	$49,789

NOTE 8—LONG-TERM DEBT AND OTHER LIABILITIES

Long-term debt and other liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Senior promissory notes payable	$10,713	$14,286
Term loans	2,983	2,148
Other	870	1,418

	14,566	17,852
Less current portion	7,152	5,216

	$7,414	$12,636

In connection with a distribution center expansion project, the Company entered into a note purchase agreement. Pursuant to the note purchase agreement, the Company issued senior promissory notes in the aggregate principal amount of $25,000,000 bearing an interest rate of 6.68% and maturing August 11, 2008. Proceeds from the notes were used to finance the expansion of the Company’s distribution center in Portland, Oregon. The senior promissory notes require the Company to comply with certain ratios related to indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and tangible net worth. At

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005, the Company was in compliance with these covenants. At December 31, 2005, $10,713,000 was outstanding on this note.

In June 2001, the Company’s Japanese subsidiary borrowed 550,000,000 Japanese yen for general working capital requirements, bearing an interest rate of 1.72% and 1.71% at December 31, 2005 and 2004, respectively. Principal and interest payments are made semi-annually through June 2006. At December 31, 2005, $933,000 was outstanding on this loan.

In January 2005, the Company assumed $3,075,000 in debt with the acquisition of property adjacent to the Corporate Headquarters in Portland, OR. This term loan bears interest of 7.32% per annum with principal payments made semi-annually through January 2007 and interest payments made monthly. At December 31, 2005, $2,050,000 was outstanding on this loan.

Other amounts include installment payments on purchase obligations made in the ordinary course of business for non-product purchases.

Principal payments due on these notes at December 31, 2005 were as follows (in thousands):

Year ended December 31,
2006	$7,152
2007	3,814
2008	3,594
2009	6
2010	—

$14,566

NOTE 9—SHAREHOLDERS’ EQUITY

On June 9, 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended the Plan indefinitely. At December 31, 2005 and 2004, 275,556 and 250,552 shares of common stock, respectively, had been issued under the ESPP.

In April 2004, the Company’s Board of Directors authorized the repurchase of up to $100,000,000 of the Company’s common stock. In January 2005, the Company’s Board of Directors authorized the repurchase of up to an additional $100,000,000 of the Company’s common stock. In October 2005, the Company’s Board of Directors authorized the repurchase of up to an additional $200,000,000 of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. At December 31, 2005, the Company had repurchased 4,468,151 shares under this program at an aggregate purchase price of $208,828,000.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES

The Company applies an asset and liability method of accounting for income taxes that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in the tax laws or rates. Deferred taxes are provided for temporary differences between assets and liabilities for financial reporting purposes and for income tax purposes. Valuation allowances are recorded against net deferred tax assets when it is more likely than not that the asset will not be realized.

The Company had undistributed earnings of foreign subsidiaries of approximately $10,592,000 at December 31, 2005 for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the United States. If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation. The amount of unrecognized deferred tax liability associated with the undistributed earnings was approximately $376,000 at December 31, 2005. The unrecognized deferred tax liability is the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

The American Jobs Creation Act of 2004 (the “Act) includes a deduction from taxable income of 85% of certain foreign earnings that are repatriated, as defined in the Act. In 2005 the Company elected to apply this provision of the Act to approximately $83,789,000 of repatriated foreign subsidiary earnings, which had been considered permanently reinvested under the exception provided by APB Opinion No. 23, “Accounting for Income Taxes—Special Areas.” Absent the Act provisions, these earnings would not have been repatriated in the foreseeable future. The income tax expense associated with the repatriation of foreign subsidiary earnings under the Act was approximately $3,557,000.

In 2005 the Company also repatriated approximately $51,576,000 of earnings to which the provisions of the Act were not applied. Because these earnings were originally subject to a higher tax rate in the foreign country than the U.S. tax rate, the foreign tax credits associated with this repatriation resulted in the recognition of a net income tax benefit of approximately $1,538,000.

The Company is routinely audited by federal, state and foreign taxing authorities. The outcome of these audits may result in the Company being assessed taxes in addition to amounts previously paid. Accordingly, the Company maintains tax contingency reserves for such potential assessments. The reserves are determined based upon the Company’s best estimate of possible assessments by various taxing authorities and are periodically adjusted based upon changing facts and circumstances. During 2005 the Company concluded several income tax audits. The Company reassessed its income tax contingency reserves to reflect the audit findings and recorded a $5,559,000 reduction in these reserves.

The Company receives a U.S. income tax benefit upon the exercise of the majority of its employee stock options. The benefit is equal to the difference between the fair market value of the stock at the time of exercise and the option price, multiplied by the appropriate tax rate. The Company has recorded the tax benefit associated with the exercise of employee stock options directly to shareholders’ equity.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Consolidated income from continuing operations before income taxes consists of the following (in thousands):

	Year ended December 31
	2005	2004	2003
U.S. operations	$118,550	$141,493	$147,738
Foreign operations	72,305	73,428	42,931

Income before income tax	$190,855	$214,921	$190,669

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	Year ended December 31
	2005	2004	2003
Current:
Federal	$40,715	$53,164	$51,521
State and local	4,241	5,746	9,277
Non-U.S.	16,548	19,971	13,752

	61,504	78,881	74,550
Deferred:
Federal	79	(509)	(4,340)
State and local	136	342	(885)
Non-U.S.	(1,600)	(2,417)	1,223

	(1,385)	(2,584)	(4,002)

Income tax expense	$60,119	$76,297	$70,548

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements:

	Year ended December 31
	2005	2004	2003
	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.3	1.8	3.4
Non-U.S. income taxed at different rates	(2.9)	(0.9)	0.8
Foreign tax credits	(0.8)	—	(1.0)
Effect of American Jobs Creation Act	1.9	—	—
Reduction of accrued income taxes	(2.9)	—	(1.1)
Other	(0.1)	(0.4)	(0.1)

Actual provision for income taxes	31.5%	35.5%	37.0%

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred taxes are as follows (in thousands):

	As of December 31
	2005	2004
Deferred tax assets:
Non-deductible accruals and allowances	$18,938	$18,300
Capitalized inventory costs	2,736	3,890
Other	456	339

	22,130	22,529
Deferred tax liabilities:
Depreciation and amortization	(6,332)	(9,662)
Deductible accruals and allowance	(3,345)	(1,763)

	(9,677)	(11,425)

Total	$12,453	$11,104

Non-current deferred tax assets of $456,000 and $339,000 are included as a component of other assets in the consolidated balance sheet at December 31, 2005 and 2004, respectively.

NOTE 11—PROFIT SHARING PLAN

The Company has a 401(k) profit-sharing plan, which covers substantially all United States employees with more than ninety days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All contributions to the plan are determined by the Board of Directors and totaled $4,248,000, $3,903,000 and $3,291,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

The Company leases certain operating facilities from a related party of the Company. Total rent expense, including month-to-month rentals, for these leases amounted to $501,000, $533,000 and $449,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Rent expense was $7,072,000, $5,714,000 and $4,740,000 for non-related party leases during the years ended December 31, 2005, 2004 and 2003, respectively. Of these amounts $5,808,000, $4,677,000 and $3,910,000 were included as part of selling, general and administrative expense for the years ended December 31, 2005, 2004 and 2003, respectively and $1,264,000, $1,037,000 and $830,000 were included as part of cost of goods sold for the years ended December 31, 2005, 2004 and 2003, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The approximate future minimum payments on all lease obligations at December 31, 2005 are as follows (amounts in thousands):

	Non-related Parties	Related Party	Total
2006	$6,683	$501	$7,184
2007	5,429	501	5,930
2008	4,819	501	5,320
2009	1,760	501	2,261
2010	964	501	1,465
Thereafter	8,572	501	9,073

	$28,227	$3,006	$31,233

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

NOTE 13—STOCK-BASED COMPENSATION

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 7,400,000 shares of the Company’s Common Stock of which 1,647,264 shares were available for future stock option grants under the Plan at December 31, 2005. Options granted prior to 2001 generally become exercisable ratably over a five-year period beginning from the date of grant and expire ten years from the date of grant. Options granted after 2000 generally become exercisable over a period of four years beginning one year after the date of grant and expire ten years from the date of the grant, with the exception of most options granted under the 2005 annual grant program. Generally, most options under the 2005 annual grant program cliff vest after one year and expire ten years from the grant date.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock option activity under the Plan:

	Outstanding		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2003	2,651,208	$25.17	906,787	$17.14
Granted	544,005	35.04
Cancelled	(62,799)	28.30
Exercised	(710,672)	20.42

Options outstanding at December 31, 2003	2,421,742	$28.67	963,994	$23.01
Granted	609,575	53.25
Cancelled	(129,870)	40.05
Exercised	(625,443)	25.89

Options outstanding at December 31, 2004	2,276,004	$35.37	1,072,981	$26.57
Granted	490,922	46.42
Cancelled	(74,944)	45.35
Exercised	(381,889)	25.34

Options outstanding at December 31, 2005	2,310,093	$39.07	1,261,359	$33.01

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

The Company has computed, for pro forma disclosure purposes, the value of all stock options granted during 2005, 2004 and 2003 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	3.88 – 4.32%	2.44 – 4.46%	1.99 – 4.32%
Expected dividend yield	0%	0%	0%
Expected lives	3 to 6 years	2 to 7 years	4 to 8 years
Expected volatility	31.52%	46.00%	58.99%

Using the Black-Scholes methodology, the total value of stock options granted during 2005, 2004 and 2003 was $6,963,000, $12,924,000 and $11,193,000, respectively, which will be amortized over the vesting period of the options. The weighted average fair value of options granted during 2005, 2004 and 2003 was $14.18, $21.20 and $20.57 per share, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 6.45 - 9.67	85,277	1.99	$7.18	85,277	$7.18
$ 9.67 - 13.08	120,900	3.22	12.61	120,150	12.62
$13.08 - 18.13	101,618	4.41	17.74	101,618	17.74
$18.13 - 22.71	1,751	4.87	22.71	1,751	22.71
$22.71 - 33.69	471,163	6.29	32.60	355,291	32.25
$33.69 - 47.85	983,907	8.05	42.53	398,559	39.25
$47.85 - 58.08	545,477	8.39	53.30	198,713	53.17

	2,310,093	7.13	$39.07	1,261,359	$33.01

NOTE 14—EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

There were no adjustments to net income in computing diluted earnings per share for the years ended December 31, 2005, 2004 and 2003. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Weighted average common shares outstanding, used in computing basic earnings per share	38,549	40,266	39,953
Effect of dilutive stock options	394	546	638

Weighted-average common shares outstanding, used in computing diluted earnings per share	38,943	40,812	40,591

Earnings per share of common stock:
Basic	$3.39	$3.44	$3.01
Diluted	3.36	3.40	2.96

Options to purchase an additional 562,000, 10,000 and 8,000 shares of common stock were outstanding at December 31, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss), net of applicable taxes, reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses on derivative transactions. Comprehensive income, net of related tax effects, for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Net income	$130,736	$138,624	$120,121
Unrealized derivative holding losses arising during period (net of tax benefit of ($62), ($854) and ($584) in 2005, 2004 and 2003, respectively)	(3,976)	(4,483)	(2,464)
Reclassification adjustment for losses included in net income (net of tax benefit of ($1,365), ($654) and ($288) in 2005, 2004 and 2003, respectively)	7,475	3,913	2,362

Net unrealized gains (losses) on derivative transactions	3,499	(570)	(102)
Foreign currency translation adjustments	(20,482)	19,238	24,535

Total comprehensive income	$113,753	$157,292	$144,554

NOTE 16—SEGMENT INFORMATION

The Company operates predominantly in one industry segment: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, footwear, related accessories and equipment.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The geographic distribution of the Company’s net sales, income before income tax, identifiable assets, interest (income) expense, and depreciation and amortization expense are summarized in the following table (in thousands) for the years ended December 31, 2005, 2004 and 2003. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	2005	2004	2003
Net sales to unrelated entities:
United States	$676,858	$666,661	$596,807
Canada	114,772	116,940	106,708
Europe	184,349	170,268	135,225
Other International	179,812	141,438	113,046

	$1,155,791	$1,095,307	$951,786

Income before income tax:
United States (1)	$184,741	$134,284	$142,196
Canada	23,489	18,333	20,480
Europe	22,146	28,848	3,892
Other International	27,598	26,734	20,198
Interest and other income (expense) and eliminations (1)	(67,119)	6,722	3,903

	$190,855	$214,921	$190,669

Assets:
United States	$930,469	$835,108	$729,533
Canada	74,207	89,960	69,184
Europe	281,004	215,534	163,514
Other international	84,650	82,063	46,985

Total identifiable assets	1,370,330	1,222,665	1,009,216
Eliminations and reclassifications	(399,552)	(273,221)	(225,450)

Total assets	$970,778	$949,444	$783,766

Interest (income) expense, net:
United States	$4,611	$(3,475)	$(1,543)
Canada	816	(286)	112
Europe	(382)	232	862
Other International	(156)	36	89

	$4,889	$(3,493)	$(480)

Depreciation and amortization expense:
United States	$15,860	$11,343	$16,248
Canada	442	468	428
Europe	6,405	6,125	5,795
Other International	839	692	594

	$23,546	$18,628	$23,065

Net sales to unrelated entities:
Outerwear	$440,018	$460,342	$443,669
Sportswear	450,270	396,448	311,301
Footwear	211,247	184,576	148,614
Accessories	45,194	46,083	43,477
Equipment	9,062	7,858	4,725

	$1,155,791	$1,095,307	$951,786

(1)	Income before income tax for the United States segment for 2005 includes approximately $73,097,000 in income repatriated from foreign subsidiary earnings, which has been eliminated in consolidation.

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

At December 31, 2005 and 2004, the notional value of outstanding forward contracts was approximately $48,000,000 and $79,500,000, respectively. The net unrealized derivative loss included in the Company’s liabilities and deferred in accumulated other comprehensive income was $492,000 and $5,013,000 at December 31, 2005 and 2004, respectively.

The counterparties to derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted and is immaterial to any one institution at December 31, 2005 and 2004. To manage this risk, the Company has established strict counterparty credit guidelines, which are continually monitored and reported to senior management according to prescribed guidelines. As a result, the Company considers the risk of counterparty default to be minimal.

NOTE 18—SUBSEQUENT EVENT

On January 26, 2006, the Company acquired substantially all of the assets of Montrail, Inc. for cash consideration of $15,000,000 plus the assumption of certain liabilities. Montrail is recognized around the world as a premium outdoor footwear brand with a reputation for delivering technical, high performance trail running, hiking, and climbing footwear for outdoor enthusiasts.

SUPPLEMENTAL INFORMATION—QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s quarterly financial data for the past two years ended December 31, 2005 (in thousands, except per share amounts):

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$245,706	$186,231	$409,757	$314,097
Gross profit	107,243	73,553	188,374	134,585
Net income	21,337	6,313	66,456	36,630
Earnings per share
Basic	$0.53	$0.16	$1.76	$0.98
Diluted	0.52	0.16	1.74	0.97

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$206,670	$171,102	$415,759	$301,776
Gross profit	93,883	73,231	196,388	134,432
Net income	19,962	10,732	68,573	39,357
Earnings per share
Basic	$0.50	$0.27	$1.70	$0.98
Diluted	0.49	0.26	1.68	0.97

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—

Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Columbia Sportswear Company:

We have audited management’s assessment, included in the accompanying Report of Management, that Columbia Sportswear Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and implemented by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows and the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 14, 2006

Item 9(B).    OTHER INFORMATION

On January 19, 2006, the Compensation Committee of the Board of Directors determined compensation for the Chief Executive Officer and for other named executive officers for 2006. A summary of the compensation for these officers is filed as Exhibit 10.24 to this Form 10-K.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to our directors is incorporated herein by reference to the section entitled “Election of Directors” in our proxy statement for our 2006 annual meeting of shareholders (the “2006 Proxy Statement”) to be filed with the Securities and Exchange no later than 120 days after the end of our fiscal year ended December 31, 2005. See Item 4(A) of this Annual Report on Form 10-K for information regarding our executive officers.

Item 11.    EXECUTIVE COMPENSATION

The section of our 2006 Proxy Statement entitled “Executive Compensation” is incorporated herein by reference. See Item 5 of this Annual Report on Form 10-K for information concerning our equity compensation plans.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of our 2006 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference. The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), at December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1997 Stock Incentive Plan	2,310,093	$39.07	1,647,264
1999 Employee Stock Purchase Plan	—	—	474,444
Equity compensation plans not approved by security holders	—	—	—

Total	2,310,093	$39.07	2,121,708

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section of our 2006 Proxy Statement entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of our 2006 Proxy Statement entitled “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements. The Financial Statements of the Company filed as part of this Annual Report on Form 10-K are on pages 39 to 62 of this Annual Report.

(a)(3) Exhibits.

(b) See Exhibit Index beginning on page 70 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 14, 2006.

COLUMBIA SPORTSWEAR COMPANY

By:	/s/ BRYAN L. TIMM
Bryan L. Timm Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 14, 2006.

Signatures	Title

/s/ TIMOTHY P. BOYLE Timothy P. Boyle	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ BRYAN L. TIMM Bryan L. Timm	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GERTRUDE BOYLE Gertrude Boyle	Chairman of the Board of Directors

/s/ SARAH A. BANY Sarah A. Bany	Director

/s/ EDWARD S. GEORGE Edward S. George	Director

/s/ MURREY R. ALBERS Murrey R. Albers	Director

/s/ JOHN W. STANTON John W. Stanton	Director

/s/ WALTER T. KLENZ Walter T. Klenz	Director

/s/ STEPHEN E. BABSON Stephen E. Babson	Director

/s/ ANDY D. BRYANT Andy D. Bryant	Director

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
Year Ended December 31, 2005:
Allowance for doubtful accounts	$7,825	$1,158	$—	$(1,643)	$7,340
Product warranty	9,140	4,178	—	(3,411)	9,907
Year Ended December 31, 2004:
Allowance for doubtful accounts	$8,852	$1,882	$—	$(2,909)	$7,825
Product warranty	8,642	3,375	—	(2,877)	9,140
Year Ended December 31, 2003:
Allowance for doubtful accounts	$9,341	$2,325	$—	$(2,814)	$8,852
Product warranty	7,800	3,834	—	(2,992)	8,642

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.

Exhibit Index
3.1	Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

3.2	2000 Restated Bylaws (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

4.1	See Article II of Exhibit 3.1 and Article I of Exhibit 3.2

+10.1	1997 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

+*10.2	Form of Incentive Stock Option Agreement

+*10.3	Form of Nonstatutory Stock Option Agreement

+10.3(a)	Form of Executive Stock Option Agreement (incorporated by reference to exhibit 10.3 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

*10.4	Credit Agreement between the Hong Kong and Shanghai Banking Corporation Limited and the Company dated September 17, 1991, as amended

*10.5	Buying Agency Agreement between Nissho Iwai American Corporation and the Company dated January 1, 1992, as amended

*10.5(a)	Amendment No. 2 to the Buying Agency Agreement Between Nissho Iwai American Corporation and the Company dated February 19, 1998

10.5(b)	Buying Agency Agreement between the Company and Nissho Iwai American Corporation dated October 1, 1998 (incorporated by reference in exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998)

*10.6	Credit Agreement between the Company and Wells Fargo Bank, N.A. dated July 31, 1997

*10.6(a)	Form of First Amendment to Credit Agreement between the Company and Wells Fargo Bank, N.A. dated March 23, 1998

10.6(b)	Credit Agreement Extension between the Company and Wells Fargo Bank National Association dated June 30, 1998 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998)

10.6(c)	Second Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated July 31, 1998 (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998)

10.6(d)	Third Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated June 30, 1999 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999)

10.6(e)	Fourth Amendment to Credit Agreement dated July 31, 2000 between the Company and Wells Fargo Bank, National Association (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000)

10.6(f)	Fifth Amendment to Credit Agreement between the Company and Wells Fargo Bank, National Association dated November 30, 2001 (incorporated by reference to exhibit 10.6 (f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.6(g)	Sixth Amendment to Credit Agreement between the Company and Wells Fargo Bank, National Association dated June 30, 2002 (incorporated by reference to exhibit 10.6 (g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.6(h)	Seventh Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated June 30, 2003 (incorporated by reference to exhibit 10.6 (h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

Exhibit Index
10.6(i)	Eight Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated January 29, 2004 (incorporated by reference to exhibit 10.6 (i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.6(j)

Credit Agreement between the Company and Wells Fargo Bank National Association dated December 16, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

First Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated December 22, 2005 (incorporated by reference to the Company’s Form 8-K filed on December 27, 2005)

*10.7	Assumption Agreement by and between the Company, Timothy P. Boyle and Don Santorufo and First Interstate Bank of Oregon, N.A., dated March 8, 1996; and form of First Amendment thereto dated March 23, 1998

*10.10	Form of Lease Agreement between Gertrude Boyle and the Company, undated

10.10(a)	Amendment to Lease Agreement between Gertrude Boyle and the Company, dated January 23, 2002 (incorporated by reference to exhibit 10.10 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

*10.11	Lease between BB&S Development Company and the Company, dated February 12, 1996

*10.12	Lease between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 3, 1994

10.12(a)	Lease Amending Agreement between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 1, 2002 (incorporated by reference to exhibit 10.12 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.12(b)	Indemnity Agreement between Columbia Sportswear Company and B.A.R.K. Holdings, Inc., dated January 1, 2002 (incorporated by reference to exhibit 10.12 (b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

+*10.13	Deferred Compensation Conversion Agreement between the Company and Don Santorufo, dated December 31, 1996

*10.14	Form of Tax Indemnification Agreement for existing shareholders

+*10.15	Employment Agreement between Carl K. Davis and the Company dated as of September 5, 1997

+10.15(a)	Employment Agreement between Carl K. Davis and the Company dated as of July 19, 2004 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004)

*10.16	Form of Indemnity Agreement for Directors

*10.17	Form of Agreement Regarding Plan of Recapitalization Among the Company and Shareholders

+*10.18	Amendment and Waiver, Deferred Compensation Conversion Agreement, between the Company and Don Santorufo

10.20	Note Purchase and Private Shelf Agreement between the Company and The Prudential Insurance Company of America and Pruco Life Insurance Company dated August 11, 1998 (incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998)

+10.21	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.22	Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

Exhibit Index
+10.23	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.24	Summary of Compensatory Arrangements with Directors and Named Executive Officers

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Chief Financial Officer

+	Management Contract or Compensatory Plan
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-43199).