Form 10-Q
period 2006-03-31
COLUMBIA SPORTSWEAR CO
filed 2006-05-08
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of Common Stock outstanding on May 1, 2006 was 36,973,946.

COLUMBIA SPORTSWEAR COMPANY

MARCH 31, 2006

Item 1 –  FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$57,197	$101,091
Short-term investments	181,835	159,075
Accounts receivable, net of allowance of $7,191 and $7,340, respectively	218,986	287,403
Inventories, net (Note 2)	194,599	185,870
Deferred income taxes	22,835	21,674
Prepaid expenses and other current assets	12,882	11,151

Total current assets	688,334	766,264
Property, plant, and equipment, net	176,985	165,752
Intangibles and other assets (Note 3)	52,112	26,103
Goodwill (Note 3)	17,494	12,659

Total assets	$934,925	$970,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$15,609	$39,727
Accounts payable	57,435	91,390
Accrued liabilities	46,212	49,518
Deferred income taxes	1,306	1,416
Income taxes payable	24,531	23,110
Current portion of long-term debt	4,640	7,152

Total current liabilities	149,733	212,313
Deferred income taxes	8,395	7,414
Long-term debt and other liabilities	7,382	8,261

Total liabilities	165,510	227,988
Commitments and contingencies
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 36,925 and 36,863 issued and outstanding	18,279	13,104
Retained earnings	724,191	704,724
Accumulated other comprehensive income (Note 4)	26,945	24,962

Total shareholders’ equity	769,415	742,790

Total liabilities and shareholders’ equity	$934,925	$970,778

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$260,211	$245,706
Cost of sales	148,574	138,463

Gross profit	111,637	107,243
Selling, general, and administrative expense	84,819	76,791
Net licensing income	(1,005)	(716)

Income from operations	27,823	31,168
Interest income	(2,138)	(1,797)
Interest expense	240	390

Income before income tax	29,721	32,575
Income tax expense	10,254	11,238

Net income	$19,467	$21,337

Earnings per share (Note 5):
Basic	$0.53	$0.53
Diluted	0.52	0.52
Weighted average shares outstanding :
Basic	36,900	40,143
Diluted	37,339	40,659

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Provided By (Used In) Operating Activities:
Net income	$19,467	$21,337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,980	5,742
Loss on disposal of property, plant, and equipment	170	69
Deferred income taxes	(1,011)	915
Stock-based compensation	3,417	—
Tax benefit from employee stock plans	654	2,324
Excess tax benefit from exercise of employee stock options	(264)	—
Changes in operating assets and liabilities:
Accounts receivable	71,547	35,015
Inventories	(797)	(953)
Prepaid expenses and other current assets	(1,585)	1,051
Other assets	130	126
Accounts payable	(35,427)	(2,368)
Accrued liabilities	(3,784)	(11,986)
Income taxes payable	1,033	3,144

Net cash provided by operating activities	59,530	54,416

Cash Provided by (Used in) Investing Activities:
Purchases of short-term investments	(132,152)	(77,745)
Sales of short-term investments	109,375	56,900
Capital expenditures	(15,577)	(4,762)
Proceeds from sale of property, plant, and equipment	6	—
Acquisitions, net of cash acquired	(35,377)	—
Proceeds from sale of licenses	1,700	—
Other liabilities	(26)	(26)

Net cash used in investing activities	(72,051)	(25,633)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable	4,117	446
Repayments on notes payable	(34,611)	(446)
Repayment of long-term debt	(2,555)	(521)
Proceeds from issuance of common stock	2,852	5,340
Excess tax benefit from exercise of employee stock options	264	—
Repurchase of common stock	(1,748)	(4,514)

Net cash provided by (used in) financing activities	(31,681)	305

Net Effect of Exchange Rate Changes on Cash	308	(1,828)

Net Increase (Decrease) in Cash and Cash Equivalents	(43,894)	27,260
Cash and Cash Equivalents, Beginning of Period	101,091	130,023

Cash and Cash Equivalents, End of Period	$57,197	$157,283

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$338	$392
Cash paid during the period for income taxes	9,445	5,194
Supplemental Disclosures of Non-Cash Financing Activities:
Assumption of long-term debt from property acquisition	—	$3,075
Assumption of Montrail debt	$5,833	—

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Cash and cash equivalents:

Cash and cash equivalents are stated at cost and include investments with maturities of three months or less at the date of acquisition. Cash and cash equivalents were $57,197,000 and $101,091,000 at March 31, 2006 and December 31, 2005, respectively, primarily consisting of money market funds and certificates of deposit.

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

Stock-based compensation:

Prior to the January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, under APB Opinion No. 25, no compensation expense was recognized because the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of grant. The Company applied the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” as if the fair value method had been applied in measuring compensation expense.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, under which compensation expense is recognized in the Consolidated Statement of Operations for the fair value of employee stock-based compensation. The Company has elected the modified-prospective transition method as permitted by SFAS No. 123R and accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R. The modified-prospective transition method requires that stock-based compensation expense recognized in the first quarter of fiscal 2006 include (1) quarterly amortization of all stock-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) quarterly amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, pursuant to SFAS No. 123R, the Company is required to estimate the amount of expected forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was the Company’s previous method. Compensation expense will be recognized over the requisite service (vesting) period using the straight-line attribution method. As a result of adopting SFAS 123R effective January 1, 2006, net income for the quarter ended March 31, 2006 was $2,248,000 lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25, as the Company did in the comparable period in 2005. The effect of recording stock-based compensation on basic and diluted earnings per share for the quarter ended March 31, 2006 was a per share reduction of $0.06.

Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123R requires that benefits of tax deductions in excess of stock-based compensation recognized for those awards (excess tax benefits), be presented in the Consolidated Statement of Cash Flows as financing cash inflows, on a prospective basis. For the three months ended March 31, 2006, $264,000 of excess tax benefits was reported as a financing cash inflow.

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations for the three months ended March 31, 2006 (in thousands):

Cost of sales	$332
Selling, general, and administrative expense	3,073
Licensing	12

Pre-tax stock-based compensation expense	3,417
Income tax benefits	(1,169)

Total stock-based compensation expense, net of tax	$2,248

No stock-based compensation costs were capitalized during the three months ended March 31, 2006.

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts):

Three Months Ended March 31, 2005 (1)
Net income, as reported	$21,337
Add: Stock-based employee compensation expense included in reported net income, net of tax	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,329

Pro forma net income	$19,008

Earnings per share—basic
As reported	$0.53
Pro forma	0.47
Earnings per share—diluted
As reported	$0.52
Pro forma	0.47

(1)	Disclosures for the period ended March 31, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 7,400,000 shares of the Company’s Common Stock, of which 1,669,734 shares were available for future grants under the Plan at March 31, 2006. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses newly issued shares to satisfy share-based payments.

Stock Options

Options to purchase the Company’s common stock are granted at prices equal to or greater than the fair market value on the date of grant. Options granted prior to 2001 generally become exercisable ratably over a five-year period beginning from the date of grant and expire ten years from the date of grant. Options granted after 2000 generally vest and become exercisable over a period of four years (25 percent on the first anniversary date following the date of grant and monthly thereafter) and expire ten years from the date of the grant, with the exception of most options granted under the 2005 annual grant program. Generally, most options under the 2005 annual grant program cliff vest after one year and expire ten years from the grant date.

The Company estimates the fair value of stock options using the Black-Scholes Merton (“BSM”) option-pricing model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The expected term of the stock options was determined using the simplified method for estimating expected option life, which qualify as “plain-vanilla” options. Prior to adoption of SFAS No. 123R, the expected term represented the estimated time until exercise and was based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expected employee behavior. The expected stock price volatility was based on historical volatility of the Company’s stock over the most recent period equal to the expected term of the option, adjusted for activity which is not expected to occur in the future. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The Company has never paid a dividend, and as such the dividend yield is 0.0%. Prospectively, the assumptions will be evaluated and revised, as necessary, to reflect changes in market conditions and the Company’s experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The following table shows the weighted average assumptions for the three months ended March 31, 2006 and 2005:

	Options		ESPP
	2006	2005 (Pro forma)	2006 (1)	2005 (Pro forma)
Expected term	6.5 years	2 to 7 years	—	0.25 years
Expected stock price volatility	41.75%	46.00%	—	20.00%
Risk-free interest rate	4.46%	3.10 – 4.02%	—	2.79%
Expected dividend yield	0%	0%	—	0%
Estimated average fair value per option granted	$23.91	$22.26	—	$11.03

(1)	The Company’s Employee Stock Purchase Plan was suspended indefinitely effective July 1, 2005.

The following table summarizes stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	2,310,093	$39.07
Granted	7,000	48.78
Cancelled	(54,720)	47.38
Exercised	(96,755)	29.47

Options outstanding at March 31, 2006	2,165,618	$39.33	6.93	$30,431

Options exercisable at March 31, 2006	1,275,242	$33.96	5.74	$24,726

The aggregate intrinsic value in the table above represents pre-tax intrinsic value, based on the Company’s closing stock price of $53.33 on the last business day of the three month period ended March 31, 2006. Total stock option compensation expense for the three months ended March 31, 2006 was $3,399,000 and is being amortized over the related vesting period using the straight-line attribution method. At March 31, 2006, unrecognized costs related to stock options totaled approximately $11,870,000 (before any related tax benefit) and are expected to be recognized over a weighted average period of 1.27 years. The aggregate intrinsic value of stock options exercised was $2,108,000 and $6,239,000 for the three months ended March 31, 2006 and 2005, respectively. The total cash received as a result of stock option exercises for the three months ended March 31, 2006 and 2005 was $2,852,000 and

$4,762,000, respectively. In connection with these exercises, the tax benefit realized by the Company was $639,000 and $2,301,000 for the three months ended March 31, 2006 and 2005, respectively.

The following table provides additional disclosure about stock options outstanding at March 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 6.45-31.35	478,718	3.80	$20.36	477,856	$20.35
$ 31.36-38.29	615,202	6.46	36.31	490,812	36.68
$ 38.30-47.27	546,223	9.02	45.97	82,194	44.35
$ 47.28-52.8	15,963	8.57	49.66	4,330	50.04
$ 52.81-58.08	509,512	8.16	53.34	220,050	53.26

	2,165,618	6.93	$39.33	1,275,242	$33.96

Restricted Stock Units

The Company granted 25,250 restricted stock units to certain key employees. Restricted stock units vest over three years beginning one year from the date of grant. The restricted stock units are non-transferable until vested and unvested units are subject to forfeiture upon certain early termination events and also subject to accelerated vesting in certain circumstances. The fair value of restricted stock units is determined based on the number of units granted and the quoted price of the Company’s common stock on the date of grant.

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 31, 2005	—	$—
Granted	25,250	53.50
Vested	—	—
Forfeited	—	—

Restricted stock units outstanding at March 31, 2006	25,250	$53.50

Restricted stock unit compensation expense for the three months ended March 31, 2006 was $18,000 and is being amortized over the vesting period using the straight-line attribution method. At March 31, 2006, unrecognized costs related to restricted stock units totaled approximately $1,215,000 (before any related tax benefit) and are expected to be recognized over a weighted average period of 2.96 years. No restricted stock units vested in the three months ended March 31, 2006.

1999 Employee Stock Purchase Plan

On June 9, 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended the ESPP indefinitely. As of March 31, 2006, a total of 275,556 shares of common stock had been issued under the ESPP.

In connection with disqualifying dispositions related to Employee Stock Purchase Plan shares, the tax benefit realized by the Company for the three months ended March 31, 2006 and 2005 was $15,000 and $23,000, respectively.

Product warranty:

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements. A summary of accrued warranties and related activity for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$9,907	$9,140
Charged to costs and expenses	1,373	1,542
Claims settled	(1,217)	(1,284)

Balance at end of period	$10,063	$9,398

Recent Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$2,288	$2,643
Work in process	12,146	8,288
Finished goods	180,165	174,939

	$194,599	$185,870

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	March 31, 2006		December 31, 2005
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$2,000	$(265)	$1,200	$(231)

Intangible assets not subject to amortization:
Trademarks and trade names	$46,871		$22,071
Goodwill	17,494		12,659

	$64,365		$34,730

Amortization expense for intangible assets subject to amortization is estimated to be $151,000 in 2006 and $156,000 in each of 2007, 2008, 2009 and 2010.

Other non-current assets totaled $3,506,000 and $3,063,000 at March 31, 2006 and December 31, 2005, respectively.

NOTE 4 - COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments, net of applicable taxes, and the unrealized gains and losses, net of applicable taxes, on derivative transactions. A summary of comprehensive income (loss), net of related tax effects, is as follows (in thousands):

	Three months ended March 31,
	2006	2005
Net income	$19,467	$21,337
Other comprehensive income:
Unrealized derivative holding (losses) and gains arising during period	(792)	2,019
Reclassification to net income of previously deferred losses on derivative transactions	470	1,360
Foreign currency translation adjustments	2,305	(7,483)

Other comprehensive income (loss)	1,983	(4,104)

Comprehensive income	$21,450	$17,233

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding gains (losses) on derivative transactions	Accumulated other comprehensive income
Balance at December 31, 2005	$24,497	$465	$24,962
Activity for the three months ended March 31, 2006	2,305	(322)	1,983

Balance at March 31, 2006	$26,802	$143	$26,945

NOTE 5 - EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock option and restricted stock units determined using the treasury stock method. While the conceptual computation of EPS is not changed by SFAS No. 123R, the inclusion of stock-based compensation expense affects the mechanics of the calculation. Stock-based compensation expense is recognized under SFAS No. 123R only for awards that are expected to vest (determined by applying a pre-vesting expected forfeiture rate assumption), while all stock option or restricted stock units that have not been forfeited are included in diluted EPS. As such, the amount of stock-based compensation cost in the numerator includes a forfeiture rate assumption while the number of shares in the denominator does not.

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2006	2005
Weighted average common shares outstanding, used in computing basic earnings per share	36,900	40,143
Effect of dilutive stock options	439	516

Weighted-average common shares outstanding, used in computing diluted earnings per share	37,339	40,659

Earnings per share of common stock:
Basic	$0.53	$0.53
Diluted	0.52	0.52

Options to purchase an additional 877,879 and 15,500 shares of common stock were outstanding for the three months ended March 31, 2006 and 2005, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be anti-dilutive.

Since the inception of the Company’s stock repurchase plan in April 2004, the Company’s Board of Directors has authorized the repurchase of $400,000,000 of the Company’s common stock and the Company has repurchased 4,503,119 shares under this program at an aggregate purchase price of approximately $210,576,000. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

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

	Three months ended March 31,
	2006	2005
Net sales to unrelated entities:
United States	$144,387	$136,335
Europe	47,975	46,589
Canada	26,381	25,867
Other International	41,468	36,915

	$260,211	$245,706

Income before income tax:
United States	$13,387	$11,888
Europe	4,434	9,425
Canada	4,982	4,691
Other International	4,782	4,765
Interest and other income (expense) and eliminations	2,136	1,806

	$29,721	$32,575

Interest (income) expense, net:
United States	$(2,383)	$(1,148)
Europe	228	(3)
Canada	38	(236)
Other International	219	(20)

	$(1,898)	$(1,407)

Income tax expense:
United States	$6,833	$8,075
Europe	1,084	590
Canada	1,714	1,615
Other International	605	809
Eliminations	18	149

	$10,254	$11,238

Depreciation and amortization expense:
United States	$4,171	$3,774
Europe	1,489	1,654
Canada	104	119
Other International	216	195

	$5,980	$5,742

	March 31, 2006	December 31, 2005
Assets:
United States	$923,903	$930,469
Europe	256,355	74,207
Canada	52,663	281,004
Other International	95,390	84,650

Total identifiable assets	1,328,311	1,370,330
Eliminations and reclassifications	(393,386)	(399,552)

Total assets	$934,925	$970,778

	Three months ended March 31,
	2006	2005
Net sales to unrelated entities:
Outerwear	$55,201	$51,217
Sportswear	141,808	132,156
Footwear	50,718	49,847
Accessories	7,289	9,121
Equipment	5,195	3,365

	$260,211	$245,706

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

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended, such financial instruments are marked to market with the offset to accumulated other comprehensive income and subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the three months ended March 31, 2006 and 2005.

NOTE 8 - ACQUISITIONS

On January 26, 2006, the Company acquired substantially all of the assets of Montrail, Inc. (“Montrail”) for cash consideration of $15,000,000 plus the assumption of certain liabilities. Montrail is recognized around the world as a premium outdoor footwear brand with a reputation for delivering technical, high performance trail running, hiking, and climbing footwear for outdoor enthusiasts. The acquisition was accounted for under the purchase method of accounting and the results of operations of Montrail have been recorded in the Company’s consolidated financial statements beginning on January 26, 2006. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The fair values of assets and liabilities acquired are presented below (in thousands):

Cash	$23
Accounts receivable	1,778
Inventory	6,878
Prepaids and other assets	112
Property, plant and equipment	597
Intangible assets	12,235

Total assets acquired	21,623

Accounts payable and accrued liabilities	790
Note payable	5,833

Total liabilities assumed	6,623

Net assets acquired	$15,000

Intangible assets acquired consisted of $10,000,000 related to the trademark of Montrail, $935,000 for goodwill, $800,000 related to patents, and $500,000 related to Montrail’s order backlog. The $11,300,000 of purchase price allocated to the trademark, patents and order backlog was determined by management based in part on a third party appraisal using established valuation techniques. The purchase price allocation is subject to revision until completion of final review and verification which the Company expects to occur during the second quarter of this year. Patents are subject to amortization over 17 years from the date filed with the U.S. Patent and Trademark Office. At the time of the acquisition, the remaining useful lives of these patents ranged from 11 to 16 years and the weighted average useful life was 11.4 years. The goodwill and trademark are not subject to amortization because these assets are deemed to have indefinite useful lives. The order backlog is being amortized over the period for which the orders are being shipped, which is expected to be less than one year from the date of acquisition. These intangible assets will be reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

On March 31, 2006, the Company acquired a group of Pacific Trail, Inc. (“Pacific Trail”) trade names, trademarks, brands, and goodwill for $20,400,000. The acquisition was the result of the March 29, 2006 auction in bankruptcy court of specified assets of Pacific Trail and London Fog, Inc. On March 31, 2006, the Company sold Pacific Trail’s Dockers’ brand licenses for $1,700,000. Intangible assets acquired consisted of $14,800,000 for the trade names, trademarks and brands of Pacific Trail and $3,900,000 for goodwill. The $14,800,000 of purchase price allocated to the trade names, trademarks, and brands was determined by management, based in part on a third party appraisal using established valuation techniques. The purchase price allocation is subject to revision until completion of final review and verification which the Company expects to occur during the second quarter of this year. The trade names, trademarks, brands, and goodwill are not subject to amortization because these assets are deemed to have indefinite useful lives. These intangible assets will be reviewed for impairment in accordance with SFAS No. 142.

NOTE 9 - INCOME TAXES

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective tax rate reported in the financial statements:

	Three Months Ended March 31,
	2006	2005
Provision for federal income taxes at the statutory rate	35.0%	35.0%
State and local income taxes, net of federal benefit	1.6	1.8
Non-U.S. income taxed at different rates	(1.6)	(2.7)
Other	(0.5)	0.4

Actual provision for income taxes	34.5%	34.5%

The Company’s tax returns are audited by various taxing authorities globally from time to time. Although the Company believes that adequate accruals have been provided for all years, any adjustment resulting from these audits could have a material effect on the Company’s financial statements.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, access to and the cost of raw materials and factory capacity, and financing and working capital requirements and resources.

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

Highlights as of and for the quarter ended March 31, 2006 are as follows:

•	Our backlog for the fall 2006 selling season as of March 31, 2006 increased $75.1 million, or 11.6%, to $720.7 million from $645.6 million as of March 31, 2005. Excluding changes in currency exchange rates, fall 2006 backlog increased $82.1 million, or 12.7%. Excluding future orders from the Montrail and Pacific Trail businesses, fall 2006 backlog increased 7.6%. The increase in our fall backlog is largely the result of strong sportswear orders in the United States. We attribute the strength of our sportswear backlog to the continued retail and consumer demand for our sportswear products. Although we cannot predict with certainty any future results, our reported backlog is one indicator of our anticipated sales for the fall 2006 selling season. Many factors, however, could cause actual sales to differ materially from reported future order backlog, including the potential cancellation of orders by customers. Moreover, our fall 2006 backlog is not indicative of, and should not be utilized in forecasting sales beyond the fall 2006 selling season.

•	We acquired the Montrail brand and a group of Pacific Trail brands. Montrail is a premium outdoor footwear brand with a reputation for technical, high performance trail running and hiking products. The Montrail acquisition was slightly dilutive to our first quarter earnings as a result of recording the Montrail inventory at fair value in purchase accounting, and we continue to expect the acquisition to be slightly dilutive to 2006 earnings. The Pacific Trail group of brands includes the Pacific Trail outerwear brand, the Towne outerwear and rainwear brand, the Pac Tec high-performance outerwear brand, the Black Dot Clothing snowboard apparel brand, the Moonstone mountain equipment brand and several other brands. We expect the Pacific Trail acquisition to be slightly dilutive to 2006 earnings.

•	Net sales increased $14.5 million, or 5.9%, to $260.2 million from $245.7 million for the comparable period in 2005. Excluding changes in currency exchange rates, net sales increased 7.7%. Our sales growth is largely attributable to increased shipments in the United States and our Other International businesses, which include our direct business in Japan and Korea and our international distributor markets worldwide. From a product categorical perspective, the sales increase was attributable to increased sales of sportswear and outerwear.

•

Gross profit decreased 70 basis points to 42.9% of net sales from 43.6% of net sales for the comparable period in 2005. Gross margins increased in the United States primarily as a result of improved margins of fall 2005 closeout product sales partially offset by the results of recording the Montrail inventory at fair value in purchase accounting. European margins, however, decreased due to a challenging competitive environment, foreign currency exchange rates and costs associated with certain promotional campaigns.

•	Selling, general and administrative expenses (“SG&A”) increased to 32.6% of net sales from 31.2% of net sales for the comparable period in 2005. This increase was primarily attributable to additional personnel-related costs, including stock-based compensation of approximately $3.1 million. We expect full year 2006 SG&A expense, as a percentage of net sales, to remain relatively constant compared to 2005, excluding stock-based compensation of approximately $10.5 million.

•	Net income was $19.5 million or $0.52 per diluted share compared to $21.3 million or $0.52 per diluted share for the comparable period in 2005. Stock-based compensation expense equated to approximately $0.06 per share.

•	Since the inception of our stock repurchase plan in April 2004, our Board of Directors has authorized the repurchase of $400 million of our common stock and we have repurchased approximately 4.5 million shares at an aggregate purchase price of $210.6 million through March 31, 2006. The repurchase program does not obligate us to acquire any specific number of shares or acquire shares over any specified period of time.

Results of Operations

Net income decreased $1.8 million, or 8.5%, to $19.5 million for the first quarter of 2006 from $21.3 million for the comparable period in 2005. Diluted earnings per share remained constant at $0.52 for both the first quarter of 2006 and 2005.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our consolidated statements of operations:

	Three Months Ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	57.1	56.4

Gross profit	42.9	43.6
Selling, general and administrative	32.6	31.2
Net licensing income	(0.4)	(0.3)

Income from operations	10.7	12.7
Interest income, net	(0.7)	(0.6)

Income before income tax	11.4	13.3
Income tax expense	3.9	4.6

Net income	7.5%	8.7%

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Net Sales: Consolidated net sales increased 5.9% to $260.2 million for the first quarter of 2006 from $245.7 million for the comparable period in 2005. Excluding changes in currency exchange rates, consolidated net sales increased 7.7%.

Reconciliation of Net Sales Changes to Net Sales Changes Excluding Changes in Currency Exchange Rates

Net sales from year to year are affected by changes in selling prices and unit volume as well as changes in currency exchange rates where we have sales in foreign locations. Our net sales changes excluding the effect of changes in currency exchange rates are presented below. We disclose changes in sales excluding changes in currency exchange rates because we use the measure to understand sales growth excluding any effect of foreign currency exchange rate changes. In addition, our foreign management teams are generally evaluated and compensated in part based on the results of operations excluding currency exchange rate changes for their respective regions. Amounts calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP, are denoted.

	Quarter ended March 31, 2006
	Amount (millions)	% Change
Consolidated:
Net sales increase (GAAP)	$14.5	5.9%
Increase due to currency exchange rate changes	4.4	1.8

Net sales increase excluding changes in currency exchange rates	$18.9	7.7%

United States:
Net sales increase (GAAP)	$8.1	5.9%

Europe:
Net sales increase (GAAP)	$1.4	3.0%
Increase due to currency exchange rate changes	5.0	10.7

Net sales increase excluding changes in currency exchange rates	$6.4	13.7%

Canada:
Net sales increase (GAAP)	$0.5	1.9%
Decrease due to currency exchange rate changes	(1.9)	(7.3)

Net sales decrease excluding changes in currency exchange rates	$(1.4)	(5.4)%

Other International:
Net sales increase (GAAP)	$4.5	12.2%
Increase due to currency exchange rate changes	1.3	3.6

Net sales increase excluding changes in currency exchange rates	$5.8	15.8%

The increase in net sales was led by our United States business, followed by our Other International, European and Canadian businesses. Sales growth was primarily the result of an increase in the quantity of units sold in each geographic region except the United States. Despite the decrease in the quantity of units sold for the first quarter of 2006, sales in the United States increased. This was the result of a higher level of discounted closeout sales in the first quarter of 2005 compared to the same period in 2006. By product category, consolidated unit sales quantity increases were led by sportswear, followed by equipment and outerwear while unit sales quantities of accessories and footwear decreased.

Net sales from outerwear increased $4.0 million, or 7.8%, to $55.2 million for the first quarter of 2006 from $51.2 million for the comparable period in 2005. The increase in outerwear sales stemmed primarily from increased shipments in Europe and, to a lesser degree, an increase in our Other International businesses. Cold weather had a favorable effect on outerwear sales in Europe. Sales of outerwear in the United States were relatively flat. Excluding United States closeout sales which were elevated in the first quarter of 2005, outerwear sales increased in the first quarter of 2006.

Net sales from sportswear increased $9.6 million, or 7.3%, to $141.8 million for the first quarter of 2006 from $132.2 million for the comparable period in 2005. The increase in sportswear sales was predominantly the result of continued growth in the United States, which represented over 85% of the total sportswear sales growth. Sportswear sales growth in the United States occurred across major distribution channels, which was primarily the result of our broad product assortment and related consumer demand for our sportswear products. Internationally, sportswear sales increased in Other International and Canada partially offset by decreased sales in Europe. The decrease in European sales was primarily due to a shift in the timing of sportswear shipments. Sales of sportswear in Europe for the spring 2006 season are expected to increase compared to the spring 2005 season.

Net sales from footwear increased $0.9 million, or 1.8%, to $50.7 million for the first quarter of 2006 from $49.8 million for the comparable period in 2005. Footwear sales growth was led by Europe and Other International offset by decreased sales in Canada and the United States. Europe’s footwear sales growth was largely attributable to incremental footwear sales resulting from our acquisition of Montrail. Sales of footwear decreased in the United States despite the incremental footwear sales contributed by the Montrail brand. The decrease in United States footwear sales was partially attributable to a reduction in closeout footwear sales as well as warm weather in the United States which hampered sales of cold weather footwear.

Net sales from accessories decreased $1.8 million, or 19.8%, to $7.3 million for the first quarter of 2006 from $9.1 million for the comparable period in 2005. Accessories sales decreased across all geographies, led by the United States. The decrease in the United States sales was the result of a higher level of closeout sales in the first quarter of 2005 compared to the same period in 2006.

Net sales from equipment increased $1.8 million, or 52.9%, to $5.2 million for the first quarter of 2006 from $3.4 million for the comparable period in 2005. Equipment sales growth was led by Other International, followed by the United States, Europe and

Canada. Although the majority of our equipment sales are from Mountain Hardwear branded product, our sales growth was attributed to sales of Columbia bags and packs which were previously designed and sold by one of our licensees.

Net sales in the United States increased $8.1 million, or 5.9%, to $144.4 million for the first quarter of 2006 from $136.3 million for the comparable period in 2005. The increase in net sales in the United States was predominantly the result of a significant increase in sales of sportswear. Equipment and outerwear sales also increased, while sales of accessories and footwear decreased.

Net sales in Europe increased $1.4 million, or 3.0%, to $48.0 million for the first quarter of 2006 from $46.6 million for the comparable period in 2005. Excluding changes in currency exchange rates, Europe’s net sales increased 13.7%. Net sales growth was led by outerwear, followed by footwear and equipment, offset by decreased sales of sportswear and accessories.

Net sales in Canada increased $0.5 million, or 1.9%, to $26.4 million for the first quarter of 2006 from $25.9 million for the comparable period in 2005. Excluding changes in currency exchange rates, Canada’s net sales decreased 5.4%. The decrease was primarily due to decreased sales of footwear, outerwear and accessories partially offset by increased sales of sportswear and equipment. Canada’s first quarter sales growth was less than expected due to a shift in the timing of shipments from the first quarter to the second quarter.

Net sales from Other International, which includes our direct business in Japan and Korea and our international distributor markets worldwide, increased $4.5 million, or 12.2%, to $41.4 million for the first quarter of 2006 from $36.9 million for the comparable period in 2005. Excluding changes in currency exchange rates, Other International sales increased 15.8%. Sales growth for Other International was led by our Japanese and Korean businesses followed by our international distributors. Net sales growth was led by sportswear, followed by outerwear, equipment and footwear partially offset by decreased sales of accessories. Sportswear sales were particularly strong in our Japanese business due to a shift in timing of shipments into the first quarter as well as customer account growth in the department store channel and increased sales to existing accounts.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 42.9% for the first quarter of 2006 from 43.6% for the comparable period in 2005. The decrease in gross profit was primarily due to the effect of recording Montrail’s inventory at fair value in purchasing accounting, weakness in foreign currency hedge rates for our spring 2006 selling season and increased competitive pressure. These unfavorable gross profit effects were partially offset by improved margins on close-out product sales in the United States in the first quarter of 2006.

Recording the Montrail inventory at fair value in purchase accounting had an unfavorable effect on our gross profit of approximately 30 basis points. The remaining mark-to-market inventory valuation adjustments will continue to unfavorably affect our gross profit throughout 2006.

Weakness in foreign currency hedge rates for our spring 2006 selling season unfavorably affected our gross profit. Since our global supply of inventory is generally purchased with U.S. dollars, the gross profit of our direct international businesses is partially dependent on the valuation of the U.S. dollar. For our spring 2006 selling season, the hedge rates for our European, Canadian and Japanese businesses have weakened compared to our spring 2005 selling season.

The unfavorable effects on gross profit resulting from the mark-to-market adjustments associated with our acquisition of Montrail, weakness in foreign currency hedge rates and increased competitive pressure were partially offset by improved margins on close-out product sales. In the first quarter of 2005, sales of close-out products increased significantly due to unseasonably warm weather in North America during the fourth quarter of 2004 which led to higher than normal excess inventory that was eventually sold at reduced close-out margins in the first quarter of 2005. Conversely, sales of close-out products decreased in the first quarter of 2006 while the margins realized from close-out sales improved.

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

SG&A expense increased $8.0 million, or 10.4%, to $84.8 million for the first quarter of 2006 from $76.8 million for the comparable period in 2005. Selling expenses decreased $0.4 million, or 1.6%, while general and administrative expenses increased $8.4 million, or 16.5%. As a percentage of net sales, SG&A increased to 32.6% of net sales for the first quarter of 2006 from 31.2% of net sales for the comparable period in 2005.

Selling expenses, including commissions and advertising, decreased to 9.8% of net sales for the first quarter of 2006 from 10.5% of net sales for the comparable period in 2005. The decrease in selling expenses was attributable to a reduction in advertising expenses, which have been reduced to past spending levels.

The increase in general and administrative expenses primarily resulted from an increase in personnel related costs. The increase in personnel costs was attributable to stock-based compensation of $3.1 million, additional European sales, merchandising and administrative personnel hired to execute strategic growth initiatives and additional United States personnel hired after the first quarter of 2005. Depreciation and amortization included in SG&A totaled $5.7 million for the first quarter of 2006 compared to $5.6 million for the comparable period in 2005.

We expect full year 2006 SG&A expense, as a percentage of net sales, to be comparable to 2005, excluding stock-based compensation of approximately $10.5 million.

Net Licensing Income: As our licensees have become more established in the marketplace with the sale of branded products, our licensing arrangements have produced highly profitable income for the Company. We derive net licensing income from income that we earn through licensing our trademarks across a range of categories that complement our current product offerings.

For the first quarter of 2006, we recognized licensing income from fourteen licensees. Products distributed by our licensees included socks, packs, leather, eyewear, watches, camping gear, home furnishings, bicycles, insulated products and other accessories.

Net licensing income increased $0.3 million, or 42.9%, to $1.0 million for the first quarter of 2006 from $0.7 million for the comparable period in 2005. The components of licensing income were led by Columbia licensed camping gear, followed by licensed socks, bicycles, eyewear and insulated products.

Interest (Income) Expense, Net: Interest income was $2.1 million for the first quarter of 2006 compared to $1.8 million for the comparable period in 2005. The increase in interest income was due to the higher interest rate environment compared to the same period in 2005. Interest expense was $0.2 million for the first quarter of 2006 compared to $0.4 million for the comparable period in 2005. The decrease in interest expense was primarily attributable to higher capitalized interest related to distribution related capital projects, which reduced interest expense in the first quarter of 2006.

Income Tax Expense: The provision for income taxes decreased to $10.3 million for the first quarter of 2006 from $11.2 million for the comparable period in 2005 due to lower income for the first quarter of 2006 compared to the same period in 2005. Our effective income tax rate was 34.5% for the quarter, consistent with the effective tax rate of 34.5% for the comparable period in 2005.

Backlog

We typically receive the bulk of our orders for each of the fall and spring seasons at least three months prior to the date the products are shipped to customers. Generally, orders are subject to cancellation prior to the date of shipment. At March 31, 2006, our order backlog was $848.9 million, compared to $758.9 million at March 31, 2005. For a variety of reasons, including the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders and the amount of in-season orders, backlog at March 31 may not be a reliable measure of future sales for any succeeding period. For these reasons backlog figures in one year also may not be directly comparable to backlog figures in another year when measured at the same date.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and to continue to grow the business. At March 31, 2006, we had total cash equivalents of $57.2 million compared to $101.1 million at December 31, 2005. Cash provided by operating activities was $59.5 million for the three months ended March 31, 2006 compared to $54.4 million for the comparable period in 2005. This change was primarily due to an increase in cash receipts and the timing of cash disbursements.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash used in investing activities was $72.1 million for the three months ended March 31, 2006 and $25.6 for the comparable period in 2005. For the 2006 period, net cash used in investing activities primarily consisted of $35.4 million for the acquisitions of Montrail, Inc., net of cash acquired, and a group of Pacific Trail, Inc. tradenames, trademarks, and brands, $22.8 million net purchases of short-term investments,, and $15.6 million for capital expenditures. For the 2005 period, net cash used in investing activities primarily consisted of net purchases of short-term investments of $20.8 million and $4.8 million for capital expenditures. The increase in capital expenditures for the 2006 period compared to the same period in 2005 was the result of $7.7 million for the upgrade and expansion of the Rivergate distribution center in Portland, Oregon and $5.5 million for expansion of the European distribution center in Cambrai, France.

Cash used in financing activities was $31.7 million for the three months ended March 31, 2006. Cash provided by financing activities was $0.3 million for the three months ended March 31, 2005. For the 2006 period, net cash used in financing activities primarily consisted of $37.2 million for the repayment of notes and long-term debt, offset by proceeds from notes payable of $4.1 million and proceeds from the issuance of common stock of $2.9 million. For the 2005 period, net cash provided by financing activities primarily consisted of proceeds from the sale of stock under employee stock plans of $5.3 million, offset by the repurchase of $4.5 million of common stock.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $50 million to $125 million, of which $25 million to $100 million is committed. As of March 31, 2006, no balances were outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place that we guarantee with a combined limit of approximately $94.8 million at March 31, 2006, of which $3.8 million is designated as a European customs guarantee. At March 31, 2006, $15.6 million was outstanding under these lines of credit.

As we continue our investment in global infrastructure to support our growth, we anticipate that capital expenditures for 2006 will total approximately $60.0 million, consisting of distribution and information technology projects and maintenance capital requirements. We expect to fund these capital expenditures with existing cash and cash provided by operations. If the need arises for additional expenditures, we may need to seek additional funding. Our ability to obtain additional credit facilities will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. There is no assurance that financing will be available on terms that are acceptable or favorable to us, if at all.

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

Off-Balance Sheet Arrangements

We maintain unsecured import lines of credit with a combined limit of approximately $225.0 million at March 31, 2006, available for issuing documentary letters of credit. At March 31, 2006, we had letters of credit outstanding of $40.3 million issued for purchase orders for inventory.

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

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that had been established, we would record a reduction or increase to net revenues in the period in which we made such a determination. Over the three year period ended December 31, 2005, our actual annual sales returns and miscellaneous claims from customers have been less than two percent of net sales.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value and is recognized as expense over the requisite service period using the straight-line attribution method. Estimation of stock-based compensation for stock options granted, utilizing the Black-Scholes-Merton option-pricing model, requires various highly subjective assumptions including volatility and expected option life. Further, as required under SFAS No. 123R, we now estimate forfeitures for stock-based awards granted, which are not expected to vest. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or cumulative effect of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

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

Item 3 –  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1(A) – RISK FACTORS

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

Item 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 to January 31, 2006	—	—	—	$191,172,319
February 1, 2006 to February 31, 2006	—	—	—	191,172,319
March 1, 2006 to March 31, 2006	34,968	$49.99	34,968	189,424,265

Total	34,968	$49.99	34,968	$189,424,265

(1)	Since the inception of our stock repurchase plan in April 2004, our Board of Directors has authorized the repurchase of $400,000,000 of our common stock and we have repurchased 4,503,119 shares under this program at an aggregate purchase price of approximately $210,576,000. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 6 – EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Vice President and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: May 8, 2006	/s/ BRYAN L. TIMM
Bryan L. Timm
Vice President and Chief Financial Officer