Form 10-Q
period 2006-06-30
COLUMBIA SPORTSWEAR CO
filed 2006-08-07
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Common Stock outstanding on August 2, 2006 was 35,676,406.

COLUMBIA SPORTSWEAR COMPANY

JUNE 30, 2006

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$47,626	$101,091
Short-term investments	126,169	159,075
Accounts receivable, net of allowance of $5,729 and $7,340, respectively	165,350	287,403
Inventories, net (Note 2)	272,248	185,870
Deferred income taxes	24,396	21,674
Prepaid expenses and other current assets	14,914	11,151

Total current assets	650,703	766,264
Property, plant, and equipment, net of accumulated depreciation of $137,041 and $124,807, respectively	195,741	165,752
Intangibles and other assets (Note 3)	52,144	26,103
Goodwill (Note 3)	17,494	12,659

Total assets	$916,082	$970,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$39,727
Accounts payable	115,667	91,390
Accrued liabilities	48,415	49,518
Income taxes payable	13,187	23,110
Deferred income taxes	1,373	1,416
Current portion of long-term debt	4,657	7,152

Total current liabilities	183,299	212,313
Deferred income taxes	9,014	7,414
Long-term debt and other liabilities	7,350	8,261

Total liabilities	199,663	227,988
Commitments and contingencies
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 35,620 and 36,863 issued and outstanding	—	13,104
Retained earnings	684,244	704,724
Accumulated other comprehensive income (Note 4)	32,175	24,962

Total shareholders’ equity	716,419	742,790

Total liabilities and shareholders’ equity	$916,082	$970,778

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$211,553	$186,231	$471,764	$431,937
Cost of sales	130,129	112,678	278,703	251,141

Gross profit	81,424	73,553	193,061	180,796
Selling, general, and administrative expense	77,080	66,119	161,899	142,910
Net licensing income	(1,119)	(907)	(2,124)	(1,623)

Income from operations	5,463	8,341	33,286	39,509
Interest income	(2,054)	(1,653)	(4,192)	(3,450)
Interest expense	139	355	379	745

Income before income tax	7,378	9,639	37,099	42,214
Income tax expense	2,545	3,326	12,799	14,564

Net income	$4,833	$6,313	$24,300	$27,650

Earnings per share (Note 5):
Basic	$0.13	$0.16	$0.66	$0.70
Diluted	0.13	0.16	0.65	0.69
Weighted average shares outstanding :
Basic	36,555	38,956	36,712	39,546
Diluted	36,965	39,329	37,134	39,987

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Provided By (Used In) Operating Activities:
Net income	$24,300	$27,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,883	11,520
Loss on disposal of property, plant, and equipment	215	106
Deferred income taxes	(1,708)	1,532
Stock-based compensation	6,403	—
Tax benefit from employee stock plans	2,010	2,677
Excess tax benefit from exercise of employee stock options	(787)	—
Changes in operating assets and liabilities:
Accounts receivable	129,174	95,554
Inventories	(75,714)	(54,273)
Prepaid expenses and other current assets	(3,558)	290
Other assets	149	(124)
Accounts payable	18,739	18,455
Accrued liabilities	(2,201)	(9,702)
Income taxes payable	(10,471)	(6,899)
Other liabilities	—	(52)

Net cash provided by operating activities	98,434	86,734

Cash Provided by (Used in) Investing Activities:
Purchases of short-term investments	(177,925)	(92,745)
Sales of short-term investments	210,875	184,940
Capital expenditures	(37,163)	(12,507)
Proceeds from sale of property, plant, and equipment	9	—
Acquisitions, net of cash acquired	(35,377)	—
Proceeds from sale of licenses	1,700	—
Other liabilities	(52)	—

Net cash provided by (used in) investing activities	(37,933)	79,688

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable	6,672	6,050
Repayments on notes payable	(53,345)	(6,050)
Repayment of long-term debt	(2,560)	(1,556)
Proceeds from issuance of common stock	9,192	7,100
Excess tax benefit from exercise of employee stock options	787	—
Repurchase of common stock	(75,489)	(121,035)

Net cash used in financing activities	(114,743)	(115,491)

Net Effect of Exchange Rate Changes on Cash	777	(6,085)

Net Increase (Decrease) in Cash and Cash Equivalents	(53,465)	44,846
Cash and Cash Equivalents, Beginning of Period	101,091	130,023

Cash and Cash Equivalents, End of Period	$47,626	$174,869

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$394	$729
Cash paid during the period for income taxes	22,915	17,813
Supplemental Disclosures of Non-Cash Financing Activities:
Assumption of long-term debt from property acquisition	—	$3,075
Assumption of Montrail debt	$5,833	—

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Cash and cash equivalents:

Cash and cash equivalents are stated at cost and include investments with maturities of three months or less at the date of acquisition. Cash and cash equivalents were $47,626,000 and $101,091,000 at June 30, 2006 and December 31, 2005, respectively, primarily consisting of money market funds and certificates of deposit.

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

Concentration of credit risk:

The Company had one customer that accounted for approximately 10.3% of accounts receivable outstanding at June 30, 2006.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, under which compensation expense is recognized in the Condensed Consolidated Statement of Operations for the fair value of employee stock-based compensation. The Company has elected the modified-prospective transition method as permitted by SFAS No. 123R and accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R. The modified-prospective transition method requires that stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations include (1) quarterly amortization of all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) quarterly amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, pursuant to SFAS No. 123R, the Company estimates forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was the Company’s previous method. Compensation expense is recognized over the requisite service (vesting) period using the straight-line attribution method.

As a result of adopting SFAS 123R effective January 1, 2006, net income for the three and six months ended June 30, 2006 was $1,962,000 and $4,210,000, respectively, lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25, as the Company did in the comparable period in 2005. The effect of recording stock-based compensation on basic and diluted earnings per share for the three months ended June 30, 2006 was a per share reduction of $0.06 and $0.05, respectively. The effect of recording stock-based compensation on basic and diluted earnings per share for the six months ended June 30, 2006 was a per share reduction of $0.12 and $0.11, respectively.

Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that benefits of tax deductions in excess of stock-based compensation recognized for those awards (excess tax benefits) be presented in the Condensed Consolidated Statement of Cash Flows as financing cash inflows, on a prospective basis. For the six months ended June 30, 2006, $787,000 of excess tax benefits was reported as a financing cash inflow.

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of sales	$267	$599
Selling, general, and administrative expense	2,708	5,781
Licensing	11	23

Pre-tax stock-based compensation expense	2,986	6,403
Income tax benefits	(1,024)	(2,193)

Total stock-based compensation expense, net of tax	$1,962	$4,210

No stock-based compensation costs were capitalized during the three and six month periods ended June 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation in 2005 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005 (1)	Six Months Ended June 30, 2005 (1)
Net income, as reported	$6,313	$27,650
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1,729	3,987

Pro forma net income	$4,584	$23,663

Earnings per share—basic
As reported	$0.16	$0.70
Pro forma	0.12	0.60
Earnings per share—diluted
As reported	$0.16	$0.69
Pro forma	0.12	0.59

(1)	Disclosures for the three and six month periods ended June 30, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 7,400,000 shares of the Company’s Common Stock, of which 1,725,900 shares were available for future grants under the Plan at June 30, 2006. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses newly issued shares to satisfy share-based payments.

Stock Options

Options to purchase the Company’s common stock are granted at prices equal to or greater than the fair market value on the date of grant. Options granted prior to 2001 generally become exercisable ratably over a five-year period beginning from the date of grant and expire ten years from the date of grant. Options granted after 2000 generally vest and become exercisable over a period of four years (25 percent on the first anniversary date following the date of grant and monthly thereafter) and expire ten years from the date of the grant, with the exception of most options granted under the 2005 annual grant program. Generally, most options under the 2005 annual grant program cliff vest after one year and expire ten years from the date of grant.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The expected option term represents the estimated time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expected employee behavior. The expected stock price volatility is based on the historical volatility of the Company’s stock over the most recent period equal to the expected term of the option, adjusted for activity that is not expected to occur in the future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The Company has never paid a dividend, and thus the dividend yield is 0.0%. Prospectively, the assumptions will be evaluated and revised as necessary to reflect changes in market conditions and the Company’s experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards.

The following table shows the weighted average assumptions for the three months ended June 30, 2006 and 2005:

	Options				ESPP
	2006		2005		2006 (1)	2005
			(Pro forma)			(Pro forma)
Expected term	5.82	years	5.62	years	—	0.25	years
Expected stock price volatility	38.49%		41.20%		—	26.00%
Risk-free interest rate	5.06%		3.88%		—	3.13%
Expected dividend yield	0%		0%		—	0%
Estimated average fair value per option granted	$22.48		$19.87		—	$10.79

The following table shows the weighted average assumptions for the six months ended June 30, 2006 and 2005:

	Options				ESPP
	2006		2005		2006 (1)	2005
			(Pro forma)			(Pro forma)
Expected term	6.0	years	5.40	years	—	0.25	years
Expected stock price volatility	39.40%		41.80%		—	22.95%
Risk-free interest rate	4.90%		3.80%		—	2.96%
Expected dividend yield	0%		0%		—	0%
Estimated average fair value per option granted	$22.88		$20.19		—	$10.91

(1)	Offerings under the Company’s Employee Stock Purchase Plan were suspended indefinitely effective July 1, 2005.

The following table summarizes stock option activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	2,310,093	$39.07
Granted	25,242	49.60
Cancelled	(138,644)	48.10
Exercised	(303,614)	30.27

Options outstanding at June 30, 2006	1,893,077	$39.97	6.81	$14,437

Options exercisable at June 30, 2006	1,138,714	$35.01	5.64	$13,568

The aggregate intrinsic value in the table above represents pre-tax intrinsic value, based on the Company’s closing stock price of $45.26 on the last business day of the six month period ended June 30, 2006. Total stock option compensation expense for the six months ended June 30, 2006 was $6,254,000 and is being amortized over the related vesting period using the straight-line attribution method. At June 30, 2006, unrecognized costs related to stock options totaled approximately $9,222,000 (before any related tax benefit) and are expected to be recognized over a weighted average period of 1.07 years. The aggregate intrinsic value of stock options exercised was $4,113,000 and $977,000 for the three months ended June 30, 2006 and 2005, respectively. The aggregate intrinsic value of stock options exercised was $6,222,000 and $7,215,000 for the six months ended June 30, 2006 and 2005, respectively. The total cash received as a result of stock option exercises for the six months ended June 30, 2006 and 2005 was $9,192,000 and $6,009,000, respectively. In connection with these exercises, the tax benefit realized by the Company was $1,987,000 and $2,645,000 for the six months ended June 30, 2006 and 2005, respectively.

The following table provides additional disclosure about stock options outstanding at June 30, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$6.45-31.35	379,188	3.45	$19.80	378,832	$19.80
$31.36-38.29	506,575	6.21	36.23	436,348	36.56
$38.30-47.27	516,353	8.75	45.93	90,356	44.38
$47.28-52.80	34,205	9.15	49.80	5,108	50.14
$52.81-58.08	456,756	7.92	53.36	228,070	53.28

	1,893,077	6.81	$39.97	1,138,714	$35.01

Restricted Stock Units

The Company granted 34,766 restricted stock units to certain key employees during the six months ended June 30, 2006. Restricted stock units generally vest over three years beginning one year from the date of grant. The restricted stock units are non-transferable until vested and unvested units are subject to forfeiture upon certain early termination events and also subject to accelerated vesting in certain circumstances. The fair value of restricted stock units is determined based on the number of units granted and the quoted price of the Company’s common stock on the date of grant.

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 31, 2005	—	$—
Granted	34,766	52.68
Vested	—	—
Forfeited	—	—

Restricted stock units outstanding at June 30, 2006	34,766	$52.68

Restricted stock unit compensation expense for the six months ended June 30, 2006 was $149,000 and is being amortized over the vesting period using the straight-line attribution method. At June 30, 2006, unrecognized costs related to restricted stock units totaled approximately $1,541,000 (before any related tax benefit) and are expected to be recognized over a weighted average period of 2.69 years. No restricted stock units vested in the six months ended June 30, 2006.

1999 Employee Stock Purchase Plan

On June 9, 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended offerings under the ESPP indefinitely. As of June 30, 2006, a total of 275,556 shares of common stock had been issued under the ESPP.

In connection with disqualifying dispositions related to Employee Stock Purchase Plan shares, the tax benefit realized by the Company for the six months ended June 30, 2006 and 2005 was $23,000 and $32,000, respectively.

Income Taxes:

The Company’s tax returns are audited by various taxing authorities globally from time to time. Although the Company believes that adequate accruals have been provided for all years, any adjustment resulting from these audits could have a material effect on the Company’s financial statements.

Product warranty:

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements. A summary of accrued warranties and related activity for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$10,003	$9,398	$9,907	$9,140
Charged to costs and expenses	1,083	718	2,319	2,260
Claims settled	(686)	(899)	(1,826)	(2,183)

Balance at end of period	$10,400	$9,217	$10,400	$9,217

Recent Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact that the adoption of FIN 48 will have on its consolidated financial position and results of operations.

NOTE 2 - INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$2,052	$2,643
Work in process	27,962	8,288
Finished goods	242,234	174,939

	$272,248	$185,870

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	June 30, 2006		December 31, 2005
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$2,000	$(304)	$1,200	$(231)

Intangible assets not subject to amortization:
Trademarks and trade names	$46,871		$22,071
Goodwill	17,494		12,659

	$64,365		$34,730

Amortization expense for intangible assets subject to amortization is estimated to be $151,000 in 2006 and $156,000 in each of 2007, 2008, 2009 and 2010.

Other non-current assets totaled $3,577,000 and $3,063,000 at June 30, 2006 and December 31, 2005, respectively.

NOTE 4 - COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments, net of applicable taxes, and the unrealized gains and losses, net of applicable taxes, on derivative transactions. A summary of comprehensive income (loss), net of related tax effects, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$4,833	$6,313	$24,300	$27,650
Other comprehensive income (loss):
Unrealized derivative holding gains (losses) arising during period	(3,278)	70	(4,069)	2,089
Reclassification to net income of previously deferred losses on derivative transactions	955	1,374	1,424	2,734
Foreign currency translation adjustments	7,553	(11,501)	9,858	(18,984)

Other comprehensive income (loss)	5,230	(10,057)	7,213	(14,161)

Comprehensive income (loss)	$10,063	$(3,744)	$31,513	$13,489

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding gains (losses) on derivative transactions	Accumulated other comprehensive income
Balance at December 31, 2005	$24,497	$465	$24,962
Activity for the six months ended June 30, 2006	9,858	(2,645)	7,213

Balance at June 30, 2006	$34,355	$(2,180)	$32,175

NOTE 5 - EARNINGS PER SHARE

SFAS No. 128, “Earnings per Share” requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock option and restricted stock units determined using the treasury stock method. While the conceptual computation of EPS is not changed by SFAS No. 123R, the inclusion of stock-based compensation expense affects the mechanics of the calculation. Stock-based compensation expense is recognized under SFAS No. 123R only for awards that are expected to vest (determined by applying a pre-vesting forfeiture rate assumption), while all stock option or restricted stock units that have not been forfeited are included in diluted EPS. As such, the amount of stock-based compensation cost in the numerator includes a forfeiture rate assumption while the number of shares in the denominator does not.

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding, used in computing basic earnings per share	36,555	38,956	36,712	39,546
Effect of dilutive stock options and restricted stock units	410	373	422	441

Weighted-average common shares outstanding, used in computing diluted earnings per share	36,965	39,329	37,134	39,987

Earnings per share of common stock:
Basic	$0.13	$0.16	$0.66	$0.70
Diluted	0.13	0.16	0.65	0.69

Options to purchase an additional 587,518 and 572,883 shares of common stock were outstanding for the three months ended June 30, 2006 and 2005, respectively, and 624,989 and 568,196 shares of common stock were outstanding for the six months ended June 30, 2006 and 2005, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be anti-dilutive.

Since the inception of the Company’s stock repurchase plan in April 2004, the Company’s Board of Directors has authorized the repurchase of $400,000,000 of the Company’s common stock and the Company has repurchased 6,015,342 shares under this program at an aggregate purchase price of approximately $284,317,000. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales to unrelated entities:
United States	$118,904	$110,244	$263,291	$246,580
Europe	29,086	25,434	77,061	72,023
Canada	12,534	9,723	38,915	35,590
Other International	51,029	40,830	92,497	77,744

	$211,553	$186,231	$471,764	$431,937

Income (loss) before income tax:
United States	$297	$4,294	$13,684	$16,182
Europe	(3,715)	(2,744)	719	6,681
Canada	1,632	(33)	6,614	4,658
Other International	7,001	6,426	11,783	11,191
Interest and other income (expense) and eliminations	2,163	1,696	4,299	3,502

	$7,378	$9,639	$37,099	$42,214

Interest (income) expense, net:
United States	$(2,274)	$(1,247)	$(4,657)	$(2,395)
Europe	1,105	(39)	1,333	(42)
Canada	(67)	(102)	(29)	(338)
Other International	(679)	90	(460)	70

	$(1,915)	$(1,298)	$(3,813)	$(2,705)

Income tax expense (benefit):
United States	$1,778	$3,507	$8,611	$11,582
Europe	(1,324)	(2,106)	(240)	(1,516)
Canada	336	(439)	2,050	1,176
Other International	1,731	2,215	2,336	3,024
Eliminations	24	149	42	298

	$2,545	$3,326	$12,799	$14,564

Depreciation and amortization expense:
United States	$3,956	$3,875	$8,127	$7,649
Europe	1,594	1,584	3,083	3,238
Canada	117	109	221	228
Other International	236	210	452	405

	$5,903	$5,778	$11,883	$11,520

	June 30, 2006	December 31, 2005
Assets:
United States	$920,031	$930,469
Europe	357,944	281,004
Canada	89,825	74,207
Other International	108,521	84,650

Total identifiable assets	1,476,321	1,370,330
Eliminations and reclassifications	(560,239)	(399,552)

Total assets	$916,082	$970,778

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales to unrelated entities:
Outerwear	$43,184	$39,987	$98,385	$91,204
Sportswear	112,175	102,446	253,983	234,602
Footwear	43,192	34,253	93,910	84,100
Accessories	6,033	6,810	13,322	15,931
Equipment	6,969	2,735	12,164	6,100

	$211,553	$186,231	$471,764	$431,937

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

The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended, such financial instruments are marked to market with the offset to accumulated other comprehensive income and subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the six months ended June 30, 2006 and 2005.

NOTE 8 - ACQUISITIONS

On January 26, 2006, the Company acquired substantially all of the assets of Montrail, Inc. (“Montrail”) for cash consideration of $15,000,000 plus the assumption of certain liabilities. The Montrail® brand is recognized as a premium outdoor footwear brand with a reputation for delivering technical, high performance trail running, hiking, and climbing footwear for outdoor enthusiasts. The acquisition was accounted for under the purchase method of accounting and the results of operations of Montrail have been recorded in the Company’s consolidated financial statements beginning on January 26, 2006. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The fair values of assets and liabilities acquired are presented below (in thousands):

Cash	$23
Accounts receivable	1,778
Inventory	6,878
Prepaids and other assets	112
Property, plant and equipment	597
Intangible assets	12,235

Total assets acquired	21,623

Accounts payable and accrued liabilities	790
Note payable	5,833

Total liabilities assumed	6,623

Net assets acquired	$15,000

Intangible assets acquired from Montrail consisted of $10,000,000 related to trademarks, $935,000 for goodwill, $800,000 related to patents and $500,000 related to order backlog. The $11,300,000 of purchase price allocated to the trademark, patents and order backlog was determined by management, based in part on a third party appraisal using established valuation techniques. Patents are subject to amortization over 17 years from the date filed with the U.S. Patent and Trademark Office. At the time of the acquisition, the remaining useful lives of these patents ranged from 11 to 16 years and the weighted average useful life was 11.4 years. The goodwill and trademarks are not subject to amortization because these assets are deemed to have indefinite useful lives. The order backlog was amortized over the period for which the orders were shipped. At June 30, 2006, the order backlog was fully amortized.

On March 31, 2006, the Company acquired a group of Pacific Trail, Inc. (“Pacific Trail”) trademarks and goodwill for $20,400,000. The acquisition was the result of the March 29, 2006 auction in bankruptcy court of specified assets of Pacific Trail and London Fog Group, Inc. On June 30, 2006, the Company sold Pacific Trail’s Dockers’ brand licenses for $1,700,000. Intangible assets acquired from Pacific Trail consisted of $14,800,000 for the trademarks and $3,900,000 for goodwill. The $14,800,000 of purchase price allocated to the trademarks was determined by management, based in part on a third party appraisal using established valuation techniques. The trademarks and goodwill are not subject to amortization because these assets are deemed to have indefinite useful lives. These intangible assets will be reviewed for impairment in accordance with SFAS No. 142.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future results, performance or conditions, including any statements regarding anticipated sales growth across markets, distribution channels, and product categories, access to and the cost of raw materials and factory capacity, and financing and working capital requirements and resources.

These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part II, Item 1(A) of this quarterly report. Forward-looking statements may change after the date they are made without notice to you.

You should read the following discussion in conjunction with our Consolidated Financial Statements and Accompanying Notes. All references to “quarters” relate to the quarter ended June 30 of the particular year.

Overview

Since our initial public offering in 1998, our net sales have steadily increased from $427.3 million in 1998 to $1,155.8 million in 2005. This equates to a compound annual growth rate of 15.3%. Our long-term goal is to capitalize on global market opportunities for each of our key product categories. We are committed to our growth strategies of enhancing the retail productivity of our customers, leveraging our brands in international markets, further developing our product categories, selectively broadening our retail distribution channels and expanding the global awareness of our brands through license agreements. We believe that our sourcing and distribution infrastructure and our proven design and product development team position us well for future long-term growth.

Highlights as of and for the quarter ended June 30, 2006 are as follows:

•	Net sales increased $25.4 million, or 13.6%, to $211.6 million from $186.2 million for the comparable period in 2005. Excluding changes in currency exchange rates, net sales increased 13.5%. We attribute our sales growth to increased revenue in the United States and our Other International business, which include our direct business in Japan and Korea and our international distributor markets worldwide. From a product category perspective, we attribute our sales growth to increased sales of sportswear and footwear. We expect full year 2006 net sales to increase approximately 11.0% compared to full year 2005.

•	Gross profit decreased 100 basis points to 38.5% of net sales from 39.5% of net sales for the comparable period in 2005. We primarily attribute the decrease in gross profit to increased competition and our efforts to grow our market share, including a broadened product assortment and pricing changes. This was partially offset by a decrease in close-out product sales at improved margins. We expect full year 2006 gross profit to contract to approximately 41.8% from 43.6% in 2005.

•	Selling, general and administrative expenses (“SG&A”) increased to 36.4% of net sales from 35.5% of net sales for the comparable period in 2005. We primarily attribute this increase to additional personnel-related costs, including stock-based compensation of approximately $2.7 million, partially offset by a decrease in selling expenses which was the result of lower marketing related expenses during the quarter. We expect full year 2006 SG&A expense, as a percentage of net sales, to remain relatively constant compared to 2005, excluding stock-based compensation expense of approximately $10.5 million.

•	Net income decreased $1.5 million to $4.8 million, or $0.13 per diluted share, from $6.3 million, or $0.16 per diluted share, for the comparable period in 2005. Our stock-based compensation expense was approximately $0.05 per share. We expect full year 2006 diluted earnings per share of approximately $3.22, including approximately $0.20 per share of projected stock-based compensation, on 37.0 million weighted average shares.

•	During the quarter, we repurchased approximately 1.5 million shares at an aggregate purchase price of $73.7 million. Through June 30, 2006, we have repurchased a total of 6.0 million shares at an aggregate purchase price of $284.3 million of the $400 million authorized since the inception of our stock repurchase plan in April 2004. Our repurchase program does not require us to acquire any specific number of shares or to acquire shares over any specified period of time.

•	The second quarter is our smallest revenue quarter of the year and changes in shipments in any one product category, channel, or geography may be excessively pronounced and may not necessarily be indicative of future results.

Results of Operations

Net income decreased $1.5 million, or 23.8%, to $4.8 million for the second quarter of 2006 from $6.3 million for the comparable period in 2005. Diluted earnings per share decreased $0.03 to $0.13 for the second quarter of 2006 from $0.16 for the comparable period in 2005.

The following table shows the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.5	60.5	59.1	58.1

Gross profit	38.5	39.5	40.9	41.9
Selling, general and administrative expense	36.4	35.5	34.3	33.1
Net licensing income	(0.5)	(0.5)	(0.5)	(0.3)

Income from operations	2.6	4.5	7.1	9.1
Interest income, net	(0.9)	(0.7)	(0.8)	(0.7)

Income before income tax	3.5	5.2	7.9	9.8
Income tax expense	1.2	1.8	2.7	3.4

Net income	2.3%	3.4%	5.2%	6.4%

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Net Sales: Consolidated net sales increased 13.6% to $211.6 million for the second quarter of 2006 from $186.2 million for the comparable period in 2005. Excluding changes in currency exchange rates, consolidated net sales increased 13.5%.

Reconciliation of Net Sales Changes to Net Sales Changes Excluding Changes in Currency Exchange Rates

Net sales from year to year are affected by changes in selling price and unit volume as well as changes in currency exchange rates where we have sales in foreign locations. Our net sales changes excluding the effect of changes in currency exchange rates, as well as our net sales changes calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), are shown below. We disclose changes in sales excluding changes in currency exchange rates because we use the measure to understand sales growth excluding any effect of foreign currency exchange rate changes. In addition, we evaluate and compensate our foreign personnel in part based on our results of operations excluding currency exchange rate changes for their respective regions.

	Quarter ended June 30, 2006
	Amount (millions)	% Change
Consolidated:
Net sales increase (GAAP)	$25.4	13.6%
Decrease due to currency exchange rate changes	(0.2)	(0.1)

Net sales increase excluding changes in currency exchange rates	$25.2	13.5%

United States:
Net sales increase (GAAP)	$8.6	7.8%

Europe:
Net sales increase (GAAP)	$3.7	14.6%
Increase due to currency exchange rate changes	0.7	2.7

Net sales increase excluding changes in currency exchange rates	$4.4	17.3%

Canada:
Net sales increase (GAAP)	$2.8	28.9%
Decrease due to currency exchange rate changes	(1.1)	(11.4)

Net sales increase excluding changes in currency exchange rates	$1.7	17.5%

Other International:
Net sales increase (GAAP)	$10.3	25.2%
Increase due to currency exchange rate changes	0.2	0.5

Net sales increase excluding changes in currency exchange rates	$10.5	25.7%

The increase in net sales was led by our Other International business, followed by our United States, Europe and Canada businesses. We partially attribute sales growth to an overall increase in the average sales price of our products in the second quarter of 2006 compared to the second quarter of 2005. The increase in average sales prices was the result of a decrease in discounted close-out sales compared to the second quarter of 2005 and, to a lesser degree, shifts in product mix. Our sales growth is also attributable to an increase in the volume of units sold in each of our major geographic regions except Japan. By product category, consolidated unit sales volume increased for equipment and footwear, while unit sales volume decreased for accessories, outerwear and sportswear.

Net sales from outerwear increased $3.2 million, or 8.0%, to $43.2 million for the second quarter of 2006 from $40.0 million for the comparable period in 2005. We primarily attribute the increase in outerwear sales to an increase in sales in our Other International business and, to a lesser degree, an increase in sales in Europe and Canada. The sales growth that we realized in Other International was largely due to increased sales to our international distributors, which we attribute to increased sales by our distributors in their respective markets as well as a shift in the timing of shipments to the second quarter from the third quarter. Cooler weather had a favorable effect on outerwear sales in Europe. Net sales from outerwear in the United States decreased in the second quarter due primarily to a shift in timing of shipments to the third quarter.

Net sales from sportswear increased $9.8 million, or 9.6%, to $112.2 million for the second quarter of 2006 from $102.4 million for the comparable period in 2005. Sportswear sales increased in each of our major geographic regions led by Europe, followed by Other International, Canada and the United States. We attribute sportswear sales growth to an increase in shipments of woven and knitted tops and pants.

Net sales from footwear increased $8.9 million, or 25.9%, to $43.2 million for the second quarter of 2006 from $34.3 million for the comparable period in 2005. We attribute most of our footwear sales growth to an increase in sales in the United States, which we partially attribute to footwear sales generated from the Montrail brand that we acquired in the first quarter of 2006 as well as increased sales of excess cold weather footwear through our discount channels. Internationally, sales of footwear increased in Other International, while Europe and Canada footwear sales decreased.

Net sales from accessories decreased $0.8 million, or 11.8%, to $6.0 million for the second quarter of 2006 from $6.8 million for the comparable period in 2005. Accessories sales decreased in all major geographic regions, except in the United States.

Net sales from equipment increased $4.3 million, or 159.3%, to $7.0 million for the second quarter of 2006 from $2.7 million for the comparable period in 2005. Equipment sales growth was led by the United States, followed by Other International, Europe and Canada. We predominantly attribute our sales growth to sales of Columbia® brand bags and packs, which were previously designed and sold by a licensee. We began selling Columbia brand equipment in 2006 after the expiration of our license agreement.

Net sales in the United States increased $8.6 million, or 7.8%, to $118.9 million for the second quarter of 2006 from $110.3 million for the comparable period in 2005. This increase was largely due to increased sales to department stores and sports specialty distribution channels, partially offset by decreased sales to outdoor stores. The increase was also the result of an increase in sales of footwear due to an increase in close-out sales of excess cold weather footwear as well as incremental sales of Montrail branded product. Equipment, sportswear and accessories sales also increased, while sales of outerwear decreased. The decrease in outerwear sales was primarily due to a shift in timing of fall 2006 shipments from the second quarter of 2006 to the third quarter 2006.

Net sales in Europe increased $3.7 million, or 14.6%, to $29.1 million for the second quarter of 2006 from $25.4 million for the comparable period in 2005. Excluding changes in currency exchange rates, Europe’s net sales increased 17.3%. We attribute our sales growth to increased sales in several of our key European markets including France, United Kingdom, Spain and Italy, partially offset by continued economic weakness in Germany. We also partially attribute our Europe sales growth to increased sales resulting from the acquisition of our distributor in Switzerland, Tecnisport SA, in July of 2005. Net sales growth was led by sportswear, followed by outerwear and equipment, partially offset by decreased sales of footwear and accessories.

Net sales in Canada increased $2.8 million, or 28.9%, to $12.5 million for the second quarter of 2006 from $9.7 million for the comparable period in 2005. Excluding changes in currency exchange rates, Canada’s net sales increased 17.5%. The significant increase in Canada’s net sales is largely related to a shift in the timing of shipments into the second quarter from the first and third quarters. Net sales growth was led by sportswear, followed by outerwear and equipment, offset by decreased sales of footwear and accessories. Sportswear and outerwear sales growth was largely the result of the shift in the timing of shipments, whereas the decrease in footwear sales was the result of a shift in the timing of close-out sales to the third quarter.

Net sales from Other International, which includes our direct business in Japan and Korea and our international distributor markets worldwide, increased $10.3 million, or 25.2%, to $51.1 million for the second quarter of 2006 from $40.8 million for the comparable period in 2005. Excluding changes in currency exchange rates, Other International sales increased 25.7%. Sales growth for Other International was led by our international distributors, followed by our Korean and Japanese businesses. Net sales growth was led by outerwear, followed by footwear, sportswear and equipment, partially offset by decreased sales of accessories.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 38.5% for the second quarter of 2006 from 39.5% for the comparable period in 2005. We attribute the decrease in gross profit to increased competition and our efforts to grow our market share, including a broadened product assortment and pricing changes. This was partially offset by a decrease in close-out product sales at improved margins. Other factors that adversely affected our gross profit include the effect of recording the Montrail inventory at fair value in purchase accounting, costs associated with certain international promotional campaigns, stock-based compensation expense and a greater mix of international distributor shipments at lower margins.

The most significant factor that adversely affected our second quarter gross profit was increased competition in the United States and, to a lesser degree, in certain international markets. We anticipate this increased competition will continue to exert pressure on our gross profit for the remainder of 2006.

Recording the Montrail inventory at fair value in purchase accounting had an unfavorable effect on our gross profit of approximately 20 basis points. The remaining mark-to-market inventory valuation adjustments will continue to unfavorably affect our gross profit in 2006.

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

SG&A expense increased $11.0 million, or 16.6%, to $77.1 million for the second quarter of 2006 from $66.1 million for the comparable period in 2005. Selling expenses decreased $1.9 million, or 10.4%, while general and administrative expenses increased $12.9 million, or 27.0%. As a percentage of net sales, SG&A increased to 36.4% of net sales for the second quarter of 2006 from 35.5% of net sales for the comparable period in 2005.

Selling expenses, primarily including commissions and advertising, decreased to 7.8% of net sales for the second quarter of 2006 from 9.8% of net sales for the comparable period in 2005. We attribute the decrease in selling expenses to lower marketing related expenses.

The increase in general and administrative expenses primarily resulted from an increase in personnel related costs. We attribute the increase in personnel costs to stock-based compensation expense of $2.7 million, one-time compensation related charges, additional Europe sales, merchandising and administrative personnel hired to execute strategic growth initiatives and additional United States personnel hired after the second quarter of 2005. Depreciation and amortization included in SG&A totaled $5.6 million for both the second quarter of 2006 and 2005.

Net Licensing Income: As our licensees have become more established in the marketplace, our licensing arrangements have produced highly profitable income for the Company. We derive net licensing income from income that we earn through licensing our trademarks across a range of categories that complement our current product offerings.

For the second quarter of 2006, we recognized licensing income from sixteen licensees. Products distributed by our licensees included socks, packs, leather outerwear, eyewear, watches, camping gear, home furnishings, bicycles, insulated products and other accessories.

Net licensing income increased $0.2 million, or 22.2%, to $1.1 million for the second quarter of 2006 from $0.9 million for the comparable period in 2005. The largest component of licensing income was Columbia licensed camping gear, followed by socks, insulated products, bicycles and eyewear.

Interest (Income) Expense, Net: Interest income was $2.0 million for the second quarter of 2006 compared to $1.7 million for the comparable period in 2005. We attribute the increase in interest income to a higher interest rate environment compared to the same period in 2005. Interest expense was $0.1 million for the second quarter of 2006 compared to $0.4 million for the comparable period in 2005. We primarily attribute the decrease in interest expense to a lower debt level in the second quarter of 2006 compared to the same period in 2005.

Income Tax Expense: Our provision for income taxes decreased to $2.5 million for the second quarter of 2006 from $3.3 million for the comparable period in 2005 because of our lower income for the second quarter of 2006 compared to the same period in 2005. Our effective income tax rate was 34.5% for both the second quarter of 2006 and 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Sales: Consolidated net sales increased 9.2% to $471.8 million for the six months ended June 30, 2006 from $431.9 million for the comparable period in 2005. Excluding changes in currency exchange rates, consolidated net sales increased 10.2%. We attribute most of our sales growth to an increase in shipments of sportswear predominantly in the United States. Footwear and outerwear sales also increased substantially for the period.

Reconciliation of Net Sales Changes to Net Sales Changes Excluding Changes in Currency Exchange Rates

	Six months ended June 30, 2006
	Amount (millions)	% Change
Consolidated:
Net sales increase (GAAP)	$39.9	9.2%
Increase due to currency exchange rate changes	4.2	1.0

Net sales increase excluding changes in currency exchange rates	$44.1	10.2%

United States:
Net sales increase (GAAP)	$16.7	6.8%

Europe:
Net sales increase (GAAP)	$5.0	7.1%
Increase due to currency exchange rate changes	5.8	7.9

Net sales increase excluding changes in currency exchange rates	$10.8	15.0%

Canada:
Net sales increase (GAAP)	$3.3	9.3%
Decrease due to currency exchange rate changes	(3.0)	(8.5)

Net sales increase excluding changes in currency exchange rates	$0.3	0.8%

Other International:
Net sales increase (GAAP)	$14.8	19.0%
Increase due to currency exchange rate changes	1.5	2.0

Net sales increase excluding changes in currency exchange rates	$16.3	21.0%

Increased net sales were realized in each major geographic region in which we operate, led by the United States and followed by Other International, Europe and Canada. Increased net sales were led by sportswear, followed by footwear, outerwear and equipment. Sales of accessories decreased.

Net sales from outerwear increased $7.2 million, or 7.9%, to $98.4 million from $91.2 million for the comparable period in 2005. The increase in net sales of outerwear was primarily the result of increased shipments from our Other International and Europe businesses. Canada outerwear sales also increased, while sales of outerwear in the United States decreased. Net sales from outerwear in the United States decreased in the first half due to a shift in timing from the second quarter to the third quarter. Internationally, outerwear sales growth was partially driven by cooler weather as well as improved styling and technical design.

Net sales from sportswear increased $19.4 million, or 8.3%, to $254.0 million from $234.6 million for the comparable period in 2005. Sportswear sales growth was led by the United States, followed by Other International, Canada and Europe. The increase in sportswear sales resulted primarily from increased shipments in the United States. Sportswear sales growth was attributable to increased shipments of woven and knitted tops and pants.

Net sales from footwear increased $9.8 million, or 11.7%, to $93.9 million from $84.1 million for the comparable period in 2005. The increase was led by the United States, followed by Other International. Canada and Europe footwear sales decreased. The footwear sales growth primarily resulted from sales generated from the Montrail brand, which we acquired in the first quarter of 2006, as well as increased sales of excess cold weather footwear through our discount channels.

Net sales from accessories decreased $2.6 million, or 16.4%, to $13.3 million from $15.9 million for the comparable period in 2005. The sales decrease for accessories was led by Other International, followed by the United States, Europe and Canada.

Net sales from equipment increased $6.1 million, or 100.0%, to $12.2 million from $6.1 million for the comparable period in 2005. Equipment sales growth was led by the United States, followed by Other International, Europe and Canada. We attribute our sales growth to sales of Columbia brand bags and packs, which were previously designed and sold by a licensee.

Net sales in the United States increased $16.7 million, or 6.8%, to $263.3 million from $246.6 million for the comparable period in 2005. The increase was largely due to increased sales to department stores and sports specialty distribution channels partially offset by decreased sales to outdoor stores. By product category, sales growth was the result of increased shipments of sportswear, footwear and equipment. Outerwear and accessories sales decreased.

Net sales in Europe increased $5.1 million, or 7.1%, to $77.1 million from $72.0 million for the comparable period in 2005. Excluding changes in currency exchange rates, Europe’s net sales increased 15.0%. Sales growth was led by outerwear, followed by sportswear and equipment, while sales of footwear and accessories decreased.

Net sales in Canada increased $3.3 million, or 9.3%, to $38.9 million from $35.6 million for the comparable period in 2005. Excluding changes in currency exchange rates, Canada’s net sales increased 0.8%. Net sales growth was led by sportswear, followed by outerwear and equipment, while sales of footwear and accessories decreased.

Net sales from Other International increased $14.8 million, or 19.0%, to $92.5 million from $77.7 million for the comparable period in 2005. Excluding changes in currency exchange rates, other international sales increased 21.0%. Net sales growth was led by outerwear, followed by sportswear, footwear and equipment, while sales of accessories decreased.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 40.9% for the six months ended June 30, 2006, from 41.9% for the comparable period in 2005. We primarily attribute the decrease in gross profit to increased competition and our efforts to grow our market share, including a broadened product assortment and pricing changes. This was partially offset by a decrease in close-out product sales at improved margins. Other factors that adversely impacted our gross profit included the effect of recording the Montrail inventory at fair value in purchase accounting, costs associated with certain international promotional campaigns, stock-based compensation expense and a greater mix of international distributor shipments at lower margins.

The most significant factor that adversely affected our second quarter gross profit was increased competition in the United States and, to a lesser degree, in certain international markets. We anticipate this increased competition will continue to exert pressure on our gross profits for the remainder of 2006.

Recording the Montrail inventory at fair value in purchase accounting had an unfavorable effect on our gross profit of approximately 20 basis points. The remaining mark-to-market inventory valuation adjustments will continue to unfavorably affect our gross profit in 2006.

Selling, General and Administrative Expense: SG&A expense increased $19.0 million, or 13.3%, to $161.9 million for the six months ended June 30, 2006 from $142.9 million for the comparable period in 2005. Selling expenses decreased $2.3 million, or 5.2%, while general and administrative expenses increased $21.3 million, or 21.6%. As a percentage of net sales, SG&A increased to 34.3% of net sales for the six months ended June 30, 2006, from 33.1% of net sales for the comparable period in 2005.

Selling expense, including commissions and advertising, decreased to 8.9% of net sales for the six months ended June 30, 2006 from 10.2% for the comparable period in 2005. We attribute the decrease in selling expenses to lower marketing related expenses.

The increase in general and administrative expenses primarily resulted from an increase in personnel related costs. We attribute the increase in personnel costs to stock-based compensation expense of $5.8 million, one-time compensation related charges, additional Europe sales, merchandising and administrative personnel hired to execute strategic growth initiatives and additional United States personnel hired after the second quarter of 2005. Depreciation and amortization totaled $11.4 million for the six month period ended June 30, 2006 compared to $11.2 million for the comparable period in 2005.

Net Licensing Income: For the second quarter of 2006, we recognized licensing income from sixteen licensees. Products distributed by our licensees included socks, packs, leather outerwear, eyewear, watches, camping gear, home furnishings, bicycles, insulated products and other accessories.

Net licensing income increased to $2.1 million for the six months ended June 30, 2006 from $1.6 million for the comparable period in 2005. The largest component of licensing income was Columbia licensed camping gear, followed by socks, bicycles, insulated products and eyewear.

Interest (Income) Expense, Net: Interest income increased to $4.2 million for the six months ended June 30, 2006 from $3.4 million for the comparable period in 2005. The increase in interest income was due to a higher interest rate environment compared to the same period in 2005, partially offset by the reduction in cash and short-term investments used for share repurchases during the six months ended June 30, 2006. Interest expense decreased to $0.4 million for the six months ended June 30, 2006, from $0.7 million for the comparable period in 2005. We attribute the decrease in interest expense to a lower debt level, coupled with higher capitalized interest related to distribution related capital projects.

Income Tax Expense: The provision for income taxes decreased to $12.8 million for the six months ended June 30, 2006, from $14.6 million for the comparable period in 2005 due to lower taxable income. The overall effective tax rate remained constant at 34.5%.

Seasonality of Business

Our business is affected by the general seasonal trends common to the outdoor apparel industry, with sales and profits highest in the third calendar quarter. Our products are marketed on a seasonal basis, with product sales mix weighted substantially toward the fall season. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Sales of our products are subject to substantial cyclical fluctuation and to the impact of unseasonable weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This seasonality and any related fluctuation in consumer demand could have a material adverse effect on our results of operations, cash flows and financial position.

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and to continue to grow the business. At June 30, 2006, we had total cash equivalents of $47.6 million compared to $101.1 million at December 31, 2005. Net cash provided by operating activities was $98.4 million for the six months ended June 30, 2006 and $86.7 million for the comparable period in 2005. This change was primarily due to an increase in cash receipts for accounts receivable, partially offset by an increase in inventory and associated accounts payable resulting from anticipated fall season growth, acquired Montrail and Pacific Trail inventory and increased levels of core and replenishment inventory.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash used in investing activities was $37.9 million for the six months ended June 30, 2006 compared to net cash provided by investing activities of $79.7 million for the comparable period in 2005. For the 2006 period, net cash used in investing activities primarily consisted of $33.7 million for the acquisitions of Montrail and Pacific Trail and $37.2 million in capital expenditures related to the expansion of the distribution center in Cambrai, France and the upgrade of the distribution center in Portland, Oregon, offset by net sales of short-term investments of $33.0 million. For the 2005 period, net cash provided by investing activities primarily consisted of net sales of short-term investments of $92.2 million, offset by capital expenditures of $12.5 million.

Cash used in financing activities was $114.7 million for the six months ended June 30, 2006 compared to $115.5 million for the comparable period in 2005. For the 2006 period, net cash used in financing activities primarily consisted of the repurchase of $75.5 million of common stock, the net repayments of notes payable of $46.7 million and of long-term debt of $2.6 million, partially offset by proceeds from the sale of stock under employee stock plans of $9.2 million. For the 2005 period, net cash used in financing activities primarily consisted of the repurchase of $121.0 million of common stock and the repayment of long-term debt of $1.6 million, partially offset by the proceeds from the sale of stock under employee stock plans of $7.1 million.

To fund our domestic working capital requirements, we have unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $50 million to $125 million, of which $25 million to $100 million is committed. As of June 30, 2006, no balances were outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place that we guarantee with a combined limit of approximately $99.6 million at June 30, 2006, of which $4.0 million is designated as a European customs guarantee. There were no balances outstanding under these lines of credit at June 30, 2006.

As we continue our investment in global infrastructure to support our growth, we anticipate that capital expenditures for 2006 will total approximately $60.0 million, consisting of maintenance capital requirements and distribution and information technology projects. We expect to fund these capital expenditures with existing cash and cash provided by operations. If the need arises for additional expenditures, we may need to seek additional funding. Our ability to obtain additional credit facilities will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. There is no assurance that financing will be available on terms that are acceptable or favorable to us, if at all.

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

Off-Balance Sheet Arrangements

We maintain unsecured import lines of credit with a combined limit of approximately $225.0 million at June 30, 2006, available for issuing documentary letters of credit. At June 30, 2006, we had letters of credit outstanding of $50.5 million for inventory related purchases.

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

Management and our independent auditors regularly discuss with our audit committee each of our critical accounting estimates, the development and selection of these accounting estimates, and the disclosure about each estimate in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These discussions typically occur at our quarterly audit committee meetings and include the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.

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

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenues in the period in which we make such a determination. Over the three year period ended December 31, 2005, our actual annual sales returns and miscellaneous claims from customers have been less than two percent of net sales.

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates of the uncollectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and we make judgments about the creditworthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, credit insurance coverage, current economic trends, and changes in customer payment terms. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers deteriorates, resulting in their inability to make payments, a larger allowance may be required. If we determine that a smaller or larger allowance is appropriate, we will record a credit or a charge to SG&A expense in the period in which we make such a determination.

Inventory Obsolescence and Product Warranty

We make ongoing estimates of potential future excess, close-out or slow moving inventory and product warranty costs. We identify our excess inventory, a component of which is planned, and evaluate our purchase commitments, sales forecasts, and historical experience, and make provisions as necessary to properly reflect inventory value at the lower of cost or estimated market value. When we evaluate our reserve for warranty costs, we consider our historical claim rates by season, product mix, current economic trends, and the historical cost to repair, replace, or refund the original sale. If we determine that a smaller or larger reserve is appropriate, we will record a credit or a charge to cost of sales in the period we make such a determination.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, we recognize income tax expense for the amount of taxes payable or refundable for the current year and for the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially impact our financial position and results of operations.

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record an appropriate quarterly income tax provision, in accordance with the anticipated effective rate. As the calendar year progresses, we periodically refine our estimate based on actual events and earnings by jurisdiction during the year. This ongoing estimation process can result in changes to our expected effective tax rate for the full calendar year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that our year-to-date provision equals our expected annual effective tax rate.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. We estimate stock-based compensation cost at the grant date based on the award’s fair-value and we recognize the cost as expense over the requisite service period using the straight-line attribution method. Our estimation of stock-based compensation for stock options granted, utilizing the Black-Scholes option-pricing model, requires various highly subjective assumptions, including volatility and expected option life. Further, as required under SFAS No. 123R, we now estimate forfeitures for stock-based awards granted, which are not expected to vest. If any of these inputs or assumptions changes significantly, our stock-based compensation expense may differ materially in the future from the expense recorded in the current period.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact that the adoption of FIN 48 will have on our consolidated financial position and results of operations.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A – RISK FACTORS

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

Our Common Stock Price May Be Volatile

The price of our common stock has fluctuated substantially since our initial public offering. Our common stock is traded on the NASDAQ Global Market, which has experienced and is likely to continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. We also believe factors such as fluctuations in financial results, variances from financial market expectations, changes in earnings estimates by analysts, or announcements by us or competitors may cause the market price of the common stock to fluctuate, perhaps substantially.

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

Item 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs –
April 1, 2006 to April 30, 2006	—	—	—	$189,424,000
May 1, 2006 to May 31, 2006	1,082,557	$49.64	1,082,557	135,682,000
June 1, 2006 to June 30, 2006	429,666	46.55	429,666	115,683,000

Total	1,512,223	$48.76	1,512,223	$115,683,000

(1)	Since the inception of our stock repurchase plan in April 2004, our Board of Directors has authorized the repurchase of $400,000,000 of our common stock and we have repurchased 6,015,342 shares under this program at an aggregate purchase price of approximately $284,317,000. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 4 – SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on May 18, 2006. The following matters were submitted to a vote of shareholders, with the results as follows:

1.	Election of nine directors to serve until the next annual meeting and until their respective successors are elected and qualified:

	For	Withheld
Gertrude Boyle	35,307,836	188,337
Timothy P. Boyle	35,337,732	158,441
Sarah A. Bany	35,322,659	173,514
Murrey R. Albers	35,334,475	161,698
Stephen E. Babson	35,266,654	229,519
Andy D. Bryant	35,306,763	189,410
Edward S. George	35,306,194	189,979
Walter T. Klenz	35,322,747	173,426
John W. Stanton	35,294,864	201,309

2.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent outside auditor for the fiscal year ending December 31, 2006:

For	Against	Abstentions	Broker Non-Votes
35,142,208	174,429	179,536	—

Item 6 – EXHIBITS

(a)	Exhibits

3.1	Third Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

3.2	2000 Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

4.1	See Article II of Exhibit 3.1 and Article I of Exhibit 3.2

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Vice President and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: August 7, 2006	/s/ BRYAN L. TIMM
Bryan L. Timm
Vice President and Chief Financial Officer