Form 10-Q
period 2006-09-30
COLUMBIA SPORTSWEAR CO
filed 2006-11-07
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☒

The number of shares of Common Stock outstanding on November 1, 2006 was 35,801,642.

COLUMBIA SPORTSWEAR COMPANY

SEPTEMBER 30, 2006

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$28,998	$101,091
Short-term investments	41,580	159,075
Accounts receivable, net of allowance of $7,464 and $7,340, respectively	374,451	284,029
Inventories, net (Note 2)	272,113	185,870
Deferred income taxes	24,145	21,674
Prepaid expenses and other current assets	17,614	14,274

Total current assets	758,901	766,013
Property, plant, and equipment, net of accumulated depreciation of $142,276 and $124,807, respectively	195,651	165,752
Intangibles and other assets (Note 3)	52,180	26,103
Goodwill (Note 3)	17,494	12,659

Total assets	$1,024,226	$970,527

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$29,637	$39,727
Accounts payable	72,352	81,291
Accrued liabilities	77,686	59,366
Income taxes payable	42,077	23,110
Deferred income taxes	1,623	1,416
Current portion of long-term debt	3,727	7,152

Total current liabilities	227,102	212,062
Deferred income taxes	9,460	7,414
Long-term debt and other liabilities	3,743	8,261

Total liabilities	240,305	227,737
Commitments and contingencies
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock; 125,000 shares authorized; 35,761 and 36,863 issued and outstanding	—	13,104
Retained earnings	752,042	704,724
Accumulated other comprehensive income (Note 4)	31,879	24,962

Total shareholders’ equity	783,921	742,790

Total liabilities and shareholders’ equity	$1,024,226	$970,527

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$454,140	$409,757	$925,904	$841,694
Cost of sales	255,892	221,383	534,595	472,524

Gross profit	198,248	188,374	391,309	369,170
Selling, general, and administrative expense	108,292	97,450	270,191	240,360
Net licensing income	(1,226)	(1,163)	(3,350)	(2,786)

Income from operations	91,182	92,087	124,468	131,596
Interest income	(1,238)	(1,390)	(5,430)	(4,840)
Interest expense	311	401	690	1,146

Income before income tax	92,109	93,076	129,208	135,290
Income tax expense	31,778	26,620	44,577	41,184

Net income	$60,331	$66,456	$84,631	$94,106

Earnings per share (Note 5):
Basic	$1.69	$1.76	$2.33	$2.42
Diluted	1.67	1.74	2.30	2.39
Weighted average shares outstanding:
Basic	35,687	37,782	36,366	38,964
Diluted	36,059	38,138	36,768	39,377

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Provided By (Used In) Operating Activities:
Net income	$84,631	$94,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,729	17,536
Loss on disposal of property, plant, and equipment	289	209
Deferred income taxes	(759)	4,603
Stock-based compensation	8,436	—
Tax benefit from employee stock plans	2,536	3,256
Excess tax benefit from exercise of employee stock plans	(1,023)	—
Changes in operating assets and liabilities:
Accounts receivable	(84,000)	(101,670)
Inventories	(76,272)	(59,444)
Prepaid expenses and other current assets	(3,166)	(3,143)
Other assets	(46)	(6)
Accounts payable	(12,925)	24,487
Accrued liabilities	17,367	11,517
Income taxes payable	18,128	15,092

Net cash provided by (used in) operating activities	(29,075)	6,543

Cash Provided by (Used in) Investing Activities:
Purchases of short-term investments	(196,805)	(92,745)
Sales of short-term investments	314,300	224,850
Capital expenditures	(43,507)	(24,738)
Proceeds from sale of property, plant, and equipment	11	3
Acquisitions, net of cash acquired	(35,377)	(1,631)
Proceeds from sale of licenses	1,700	—
Other liabilities	(532)	(532)

Net cash provided by investing activities	39,790	105,207

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable	36,835	13,437
Repayments on notes payable	(53,759)	(13,437)
Repayment of long-term debt	(6,610)	(5,621)
Proceeds from issuance of common stock	14,102	9,575
Excess tax benefit from exercise of employee stock plans	1,023	—
Repurchase of common stock	(75,489)	(121,035)

Net cash used in financing activities	(83,898)	(117,081)

Net Effect of Exchange Rate Changes on Cash	(1,090)	(4,496)

Net Decrease in Cash and Cash Equivalents	(72,093)	(9,827)
Cash and Cash Equivalents, Beginning of Period	101,091	130,023

Cash and Cash Equivalents, End of Period	$28,998	$120,196

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$742	$1,177
Cash paid during the period for income taxes	26,738	18,011
Supplemental Disclosures of Non-Cash Financing Activities:
Assumption of long-term debt from property acquisition	—	$3,075
Assumption of Montrail debt	$5,833	—

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Cash and cash equivalents:

Cash and cash equivalents are stated at cost and include investments with maturities of three months or less at the date of acquisition. Cash and cash equivalents were $28,998,000 and $101,091,000 at September 30, 2006 and December 31, 2005, respectively, primarily consisting of money market funds and certificates of deposit.

Short-term investments:

Short-term investments consist of variable rate demand notes and obligations and municipal auction rate notes that generally mature up to 30 years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method. The Company has no investments considered to be trading securities. The carrying value of available-for-sale securities approximates fair market value due to their short-term interest rate reset periods.

Stock-based compensation:

Prior to the January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, under APB Opinion No. 25, no compensation expense was recognized because the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of grant. The Company applied the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, as if the fair value method had been applied in measuring compensation expense.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, under which compensation expense is recognized in the Condensed Consolidated Statement of Operations for the fair value of employee stock-based compensation. The Company has elected the modified-prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R. The modified-prospective transition method requires that stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations include (1) quarterly amortization of all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) quarterly amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, pursuant to SFAS No. 123R, the Company estimates forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was the Company’s previous method. Compensation expense is recognized over the requisite service (vesting) period using the straight-line attribution method.

As a result of adopting SFAS 123R effective January 1, 2006, net income for the three and nine months ended September 30, 2006 was $1,352,000 and $5,562,000, respectively, lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25, as the Company did in the comparable periods in 2005. The effect of recording stock-based compensation on basic and diluted earnings per share for the three months ended September 30, 2006 was a per share reduction of $0.04. The effect of recording stock-based compensation on basic and diluted earnings per share for the nine months ended September 30, 2006 was a per share reduction of $0.15.

Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that benefits of tax deductions in excess of stock-based compensation recognized for those awards (excess tax benefits) be presented in the Condensed Consolidated Statement of Cash Flows as financing cash inflows, on a prospective basis. For the nine months ended September 30, 2006, $1,023,000 of excess tax benefits was reported as a financing cash inflow.

The following table shows total stock-based compensation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of sales	$213	$812
Selling, general, and administrative expense	1,808	7,589
Licensing	11	34

Pre-tax stock-based compensation expense	2,032	8,435
Income tax benefits	(680)	(2,873)

Total stock-based compensation expense, net of tax	$1,352	$5,562

No stock-based compensation costs were capitalized during the three and nine month periods ended September 30, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation in 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005 (1)	Nine Months Ended September 30, 2005 (1)
Net income, as reported	$66,456	$94,106
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1,661	5,648

Pro forma net income	$64,795	$88,458

Earnings per share—basic
As reported	$1.76	$2.42
Pro forma	1.71	2.27
Earnings per share—diluted
As reported	$1.74	$2.39
Pro forma	1.70	2.25

(1)	Disclosures for the three and nine month periods ended September 30, 2006 are not presented because the amounts are recognized in the condensed consolidated financial statements.

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 7,400,000 shares of the Company’s Common Stock, of which 1,569,146 shares were available for future grants under the Plan at September 30, 2006. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses newly issued shares to satisfy share-based payments.

Stock Options

Options to purchase the Company’s common stock are granted at prices equal to or greater than the fair market value on the date of grant. Options granted prior to 2001 generally vest and become exercisable ratably over a period of five years from the date of grant and expire ten years from the date of grant. Options granted after 2000 generally vest and become exercisable over a period of four years (25 percent on the first anniversary date following the date of grant and monthly thereafter) and expire ten years from the date of the grant, with the exception of most options granted in 2005. Most options granted in 2005 vest one year from the date of grant and expire ten years from the date of grant.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The expected option term represents the estimated time until exercise and is based on the Company’s historical experience with similar awards, taking into consideration contractual terms, vesting schedules and expected employee behavior. The expected stock price volatility is based on the historical volatility of the Company’s stock over the most recent period equal to the expected term of the option, adjusted for activity that is not expected to occur in the future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The Company has not yet paid a dividend, and thus the dividend yield is 0.0%. Prospectively, the assumptions will be evaluated and revised as necessary to reflect changes in market conditions and the Company’s experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards.

The following table shows the weighted average assumptions for the three months ended September 30, 2006 and 2005:

	Options		ESPP
	2006	2005	2006 (1)	2005 (1)
		(Pro forma)
Expected term	5.0 years	3.52 years	—	—
Expected stock price volatility	31.71%	29.87%	—	—
Risk-free interest rate	4.78%	3.90%	—	—
Expected dividend yield	0%	0%	—	—
Estimated average fair value per option granted	$ 17.59	$ 12.89	—	—

The following table shows the weighted average assumptions for the nine months ended September 30, 2006 and 2005:

	Options		ESPP
	2006	2005	2006 (1)	2005
		(Pro forma)		(Pro forma)
Expected term	5.13 years	3.74 years	—	0.25 years
Expected stock price volatility	32.74%	31.28%	—	22.95%
Risk-free interest rate	4.80%	3.89%	—	2.96%
Expected dividend yield	0%	0%	—	0%
Estimated average fair value per option granted	$ 18.29	$ 13.75	—	$ 10.91

(1)	Offerings under the Company’s Employee Stock Purchase Plan were suspended indefinitely effective July 1, 2005.

The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	2,310,093	$39.07
Granted	189,636	48.57
Cancelled	(217,655)	48.34
Exercised	(444,716)	31.71

Options outstanding at September 30, 2006	1,837,358	$40.74	6.87	$27,741

Options exercisable at September 30, 2006	1,319,471	$37.76	6.17	$23,855

The aggregate intrinsic value in the table above represents pre-tax intrinsic value, based on the Company’s closing stock price of $55.83 on the last business day of the nine month period ended September 30, 2006. Total stock option compensation expense for the nine months ended September 30, 2006 was $8,014,000 and is being amortized over the related vesting period using the straight-line attribution method. At September 30, 2006, unrecognized costs related to stock options totaled approximately $8,949,000 (before any related tax benefit) and are expected to be recognized over a weighted average period of 2.24 years. The aggregate intrinsic value of stock options exercised was $2,247,000 and $2,184,000 for the three months ended September 30, 2006 and 2005, respectively. The aggregate intrinsic value of stock options exercised was $8,468,000 and $9,399,000 for the nine months ended September 30, 2006 and 2005, respectively. The total cash received as a result of stock option exercises for the nine months ended September 30, 2006 and 2005 was $14,102,000 and $8,484,000, respectively. The stock option tax benefit realized by the Company was $2,508,000 and $3,199,000 for the nine months ended September 30, 2006 and 2005, respectively.

The following table provides additional disclosure about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 6.45-31.35	337,594	3.16	$19.57	337,594	$19.57
$ 31.36-38.29	428,042	5.96	36.21	384,827	36.43
$ 38.30-46.45	329,261	8.39	44.68	169,545	45.03
$ 46.46-52.80	308,267	9.17	47.93	206,563	47.35
$ 52.81-58.08	434,194	7.86	53.58	220,942	53.31

	1,837,358	6.87	$40.74	1,319,471	$37.76

Restricted Stock Units

The Company granted restricted stock units to attract and reward key employees during the nine months ended September 30, 2006. The restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance and /or Company performance.

During the nine months ended September 30, 2006, service-based restricted stock units were granted to key employees at no cost and generally vest over three years beginning one year from the date of grant. The restricted stock units are non-transferable until vested and unvested units are subject to forfeiture upon certain early termination events and also subject to accelerated vesting in certain circumstances. The fair value of service restricted stock units is determined based on the number of units granted and the quoted price of the Company’s common stock on the date of grant.

During the three months ended September 30, 2006, performance-based restricted stock units were granted to members of the Company’s senior executive team, excluding the CEO and Chairman. The number of shares ultimately received under these grants depends on actual company and individual performance, as well as continued service. The vesting period consists of a performance period of 2.5 years with an additional required service period of 1 year. The fair value of the performance restricted stock units is determined based on a probable number of units expected to vest and the quoted price of the Company’s common stock on the date of grant.

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 31, 2005	—	$—
Granted	109,827	49.03
Vested	—	—
Forfeited	(3,690)	50.09

Restricted stock units outstanding at September 30, 2006	106,137	$48.99

Restricted stock unit compensation expense for the nine months ended September 30, 2006 was $422,000 and is being amortized over the vesting period using the straight-line attribution method. At September 30, 2006, unrecognized costs related to restricted stock units totaled approximately $4,295,000 (before any related tax benefit) and are expected to be recognized over a weighted average period of 2.8 years. No restricted stock units vested in the nine months ended September 30, 2006.

1999 Employee Stock Purchase Plan

In 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended offerings under the ESPP indefinitely. As of September 30, 2006, a total of 275,556 shares of common stock had been issued under the ESPP.

In connection with disqualifying dispositions related to ESPP shares, the tax benefit realized by the Company for the nine months ended September 30, 2006 and 2005 was $28,000 and $57,000, respectively.

Income Taxes:

The Company’s tax returns are audited by various taxing authorities globally from time to time. Although the Company believes that adequate accruals have been provided for all years, any adjustment resulting from these audits could have a material effect on the Company’s financial statements.

The Canada Revenue Agency (“the Agency”) has completed a review of the Company’s Canadian tax returns for the years 2000 through 2003. Although a formal re-assessment has not yet been issued, the Agency has indicated that it intends to adjust the transfer pricing relative to certain intercompany transactions. The Company’s management believes that the transfer price is correct and intends to vigorously defend its position. Although the ultimate resolution of this matter is not known at this time, the Company’s management believes that it has provided adequate tax reserves based on its assessment of its tax position.

Product warranty:

Some of the Company’s products are warrantied to be free from defect in material and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements. A summary of accrued warranties and related activity for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$10,400	$9,217	$9,907	$9,140
Charged to costs and expenses	1,257	921	3,440	3,181
Claims settled	(589)	(525)	(2,279)	(2,708)

Balance at end of period	$11,068	$9,613	$11,068	$9,613

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires a company to recognize an asset for a defined benefit pension or postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its statement of financial position, and to recognize changes in that funded status through other comprehensive income in the year in which the changes occur. SFAS No. 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position and results of operations.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect that the adoption of FIN 48 will have on its consolidated financial position and results of operations.

NOTE 2 - INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$2,349	$2,643
Work in process	16,998	8,288
Finished goods	252,766	174,939

	$272,113	$185,870

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	September 30, 2006		December 31, 2005
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$2,000	$(343)	$1,200	$(231)
Intangible assets not subject to amortization:
Trademarks and trade names	$46,871		$22,071
Goodwill	17,494		12,659

	$64,365		$34,730

Amortization expense for intangible assets subject to amortization is estimated to be $151,000 in 2006 and $156,000 in each of 2007, 2008, 2009 and 2010.

Other non-current assets totaled $3,652,000 and $3,063,000 at September 30, 2006 and December 31, 2005, respectively.

NOTE 4 - COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments, net of applicable taxes, and the unrealized gains and losses, net of applicable taxes, on derivative transactions. A summary of comprehensive income (loss), net of related tax effects, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$60,331	$66,456	$84,631	$94,106
Other comprehensive income (loss):
Unrealized derivative holding gains (losses) arising during period	1,672	(3,097)	(2,397)	(1,008)
Reclassification to net income of previously deferred losses (gains) on derivative transactions	(292)	2,827	1,132	5,561
Foreign currency translation adjustments	(1,676)	2,169	8,182	(16,815)

Other comprehensive income (loss)	(296)	1,899	6,917	(12,262)

Comprehensive income	$60,035	$68,355	$91,548	$81,844

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding gains (losses) on derivative transactions	Accumulated other comprehensive income
Balance at December 31, 2005	$24,497	$465	$24,962
Activity for the nine months ended September 30, 2006	8,182	(1,265)	6,917

Balance at September 30, 2006	$32,679	$(800)	$31,879

NOTE 5 - EARNINGS PER SHARE

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock option and restricted stock units determined using the treasury stock method. While the conceptual computation of EPS is not changed by SFAS No. 123R, the inclusion of stock-based compensation expense affects the mechanics of the calculation. Stock-based compensation expense is recognized under SFAS No. 123R only for awards that are expected to vest (determined by applying a pre-vesting forfeiture rate assumption), while all stock option or restricted stock units that have not been forfeited are included in diluted EPS. As such, the amount of stock-based compensation cost in the numerator includes a forfeiture rate assumption while the number of shares in the denominator does not.

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding, used in computing basic earnings per share	35,687	37,782	36,366	38,964
Effect of dilutive stock options and restricted stock units	372	356	402	413

Weighted-average common shares outstanding, used in computing diluted earnings per share	36,059	38,138	36,768	39,377

Earnings per share of common stock:
Basic	$1.69	$1.76	$2.33	$2.42
Diluted	1.67	1.74	2.30	2.39

Options to purchase an additional 613,089 and 554,616 shares of common stock were outstanding for the three months ended September 30, 2006 and 2005, respectively, and 610,020 and 567,620 shares of common stock were outstanding for the nine months ended September 30, 2006 and 2005, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales to unrelated entities:
United States	$276,301	$244,928	$539,592	$491,508
Europe	66,403	62,108	143,464	134,131
Canada	53,647	52,645	92,562	88,235
Other International	57,789	50,076	150,286	127,820

	$454,140	$409,757	$925,904	$841,694

Income before income tax:
United States	$58,695	$59,014	$72,379	$75,196
Europe	11,160	12,985	11,879	19,666
Canada	13,645	14,054	20,259	18,712
Other International	7,835	6,094	19,618	17,285
Interest and other income and eliminations	774	929	5,073	4,431

	$92,109	$93,076	$129,208	$135,290

Interest (income) expense, net:
United States	$(1,547)	$(862)	$(6,204)	$(3,257)
Europe	796	119	2,129	77
Canada	(7)	(263)	(36)	(601)
Other International	(169)	17	(629)	87

	$(927)	$(989)	$(4,740)	$(3,694)

Income tax expense:
United States	$24,867	$18,988	$33,520	$30,570
Europe	856	1,844	616	328
Canada	5,449	5,073	7,499	6,249
Other International	606	715	2,942	4,037

	$31,778	$26,620	$44,577	$41,184

Depreciation and amortization expense:
United States	$3,853	$4,114	$11,980	$11,763
Europe	1,644	1,581	4,727	4,819
Canada	106	108	327	336
Other International	243	213	695	618

	$5,846	$6,016	$17,729	$17,536

	September 30, 2006	December 31, 2005
Assets:
United States	$983,505	$930,469
Europe	384,603	284,127
Canada	119,698	70,833
Other International	125,279	84,650

Total identifiable assets	1,613,085	1,370,079
Eliminations and reclassifications	(588,859)	(399,552)

Total assets	$1,024,226	$970,527

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales to unrelated entities:
Outerwear	$217,802	$201,427	$316,186	$292,631
Sportswear	146,653	125,736	400,635	360,338
Footwear	69,394	63,819	163,304	147,919
Accessories	15,816	16,954	29,140	32,885
Equipment	4,475	1,821	16,639	7,921

	$454,140	$409,757	$925,904	$841,694

NOTE 7 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company’s risk management programs, the Company uses a variety of financial instruments, including foreign currency option and forward exchange contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company hedges against the currency risk associated with firmly committed and anticipated transactions for the next twelve months denominated in European euros, Canadian dollars and Japanese yen. The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended, such financial instruments are marked to market with the offset to accumulated other comprehensive income and subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the nine months ended September 30, 2006 and 2005.

NOTE 8 - ACQUISITIONS

On January 26, 2006, the Company acquired substantially all of the assets of Montrail, Inc. (“Montrail”) for cash consideration of $15,000,000 plus the assumption of certain liabilities. The Montrail® brand is recognized as a premium outdoor footwear brand with a reputation for delivering technical, high performance trail running, hiking, and climbing footwear for outdoor enthusiasts. The acquisition was accounted for under the purchase method of accounting and the results of operations of Montrail have been recorded in the Company’s consolidated financial statements since January 26, 2006. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The fair values of assets and liabilities acquired are presented below (in thousands):

Cash	$23
Accounts receivable	1,778
Inventory	6,878
Prepaids and other assets	112
Property, plant and equipment	597
Intangible assets	12,235

Total assets acquired	21,623

Accounts payable and accrued liabilities	790
Note payable	5,833

Total liabilities assumed	6,623

Net assets acquired	$15,000

Intangible assets acquired from Montrail consisted of $10,000,000 related to trademarks, $935,000 for goodwill, $800,000 related to patents and $500,000 related to order backlog. The $11,300,000 of purchase price allocated to the trademark, patents and order backlog was determined by management, based in part on a third party appraisal using established valuation techniques. Patents are subject to amortization over 17 years from the date filed with the U.S. Patent and Trademark Office. At the time of the acquisition, the remaining useful lives of these patents ranged from 11 to 16 years and the weighted average useful life was 11.4 years. The goodwill and trademarks are not subject to amortization because these assets are deemed to have indefinite useful lives. The order backlog was amortized over the period for which the orders were shipped. At September 30, 2006, the order backlog was fully amortized.

On March 31, 2006, the Company acquired a group of Pacific Trail, Inc. (“Pacific Trail”) trademarks and goodwill for $20,400,000. The acquisition was the result of the March 29, 2006 auction in bankruptcy court of specified assets of Pacific Trail and London Fog Group, Inc. On September 30, 2006, the Company sold Pacific Trail’s Dockers’ brand licenses for $1,700,000. Intangible assets acquired from Pacific Trail consisted of $14,800,000 for the trademarks and $3,900,000 for goodwill. The $14,800,000 of purchase price allocated to the trademarks was determined by management, based in part on a third party appraisal using established valuation techniques. The trademarks and goodwill are not subject to amortization because these assets are deemed to have indefinite useful lives. These intangible assets will be reviewed for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

NOTE 9 - SUBSEQUENT EVENT

On October 26, 2006, the Board of Directors approved a quarterly dividend of $0.14 per share, payable on November 30, 2006 to shareholders of record on November 16, 2006.

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

These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part II, Item 1A of this quarterly report. Forward-looking information may change after the date these statements are made without notice to you.

You should read the following discussion in conjunction with our Condensed Consolidated Financial Statements and Accompanying Notes. All references to “quarters” relate to the quarter ended September 30 of the particular year.

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

Highlights as of and for the quarter ended September 30, 2006 are as follows:

•	Our backlog for the spring 2007 selling season increased $55.2 million, or 15.4%, to $414.5 million from $359.3 million as of September 30, 2005. Excluding changes in currency exchange rates, spring backlog increased 14.1% to $409.8 million. Excluding the backlog from the recently acquired Montrail® and Pacific Trail® brands, spring backlog increased $45.7 million, or 12.7%, to $405.1 million. Spring orders increased in all key geographic markets, particularly in our domestic and international distributor markets. Increased sportswear backlog continues to be the key driver to spring order growth. Although we cannot predict with certainty any future results, our reported backlog is one indicator of our anticipated sales for the spring 2007 selling season. Many factors, however, could cause actual sales to differ materially from reported future order backlog. Moreover, our spring backlog is not indicative of, and should not be used in, forecasting sales beyond the spring 2007 selling season.

•	Net sales increased $44.3 million, or 10.8%, to $454.1 million from $409.8 million for the same period in 2005. Excluding changes in currency exchange rates, net sales increased 9.1%. Our sales growth was largely attributable to increased revenue in the United States resulting from increased sales of sportswear as well as sales resulting from our acquisitions of the Montrail and Pacific Trail brands earlier this year. Sales growth was also achieved in each of our major international markets. From a product category perspective, we attribute our sales growth to increased sales of sportswear and outerwear. We expect full year 2006 net sales to increase approximately 11.0% compared to full year 2005 net sales.

•	Gross profit decreased 230 basis points to 43.7% of net sales from 46.0% of net sales for the same period in 2005. We primarily attribute the decrease in gross profit to increased competition and our efforts to grow our market share, including a broadened product assortment and pricing changes. As a result of these competitive pressures, we expect full year 2006 gross profit to contract to approximately 42.0% from 43.6% for 2005.

•	Selling, general and administrative (“SG&A”) expenses increased $10.8 million, or 11.1%, to $108.3 million compared to $97.5 million for the same period in 2005. We primarily attribute this increase to additional personnel-related costs, including stock-based compensation of approximately $1.8 million. We expect full year 2006 SG&A expense, as a percentage of net sales, to increase to 28.5% of net sales for 2006 from 27.8% of net sales for 2005.

Results of Operations

Net income decreased $6.2 million, or 9.3%, to $60.3 million for the third quarter of 2006 from $66.5 million for the same period in 2005. Diluted earnings per share decreased $0.07 to $1.67 for the third quarter of 2006 from $1.74 for the same period in 2005.

The following table shows the percentage relationship to net sales of certain items in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.3	54.0	57.7	56.1

Gross profit	43.7	46.0	42.3	43.9
Selling, general and administrative expense	23.8	23.8	29.2	28.6
Net licensing income	(0.2)	(0.3)	(0.3)	(0.3)

Income from operations	20.1	22.5	13.4	15.6
Interest income, net	(0.2)	(0.2)	(0.5)	(0.5)

Income before income tax	20.3	22.7	13.9	16.1
Income tax expense	7.0	6.5	4.8	4.9

Net income	13.3%	16.2%	9.1%	11.2%

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

Net Sales: Consolidated net sales increased 10.8% to $454.1 million for the third quarter of 2006 from $409.8 million for the same period in 2005. Excluding changes in currency exchange rates, consolidated net sales increased 9.1%.

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

	Quarter ended September 30, 2006
	Amount (millions)	% Change
Consolidated:
Net sales increase (GAAP)	$44.3	10.8%
Effect of currency exchange rate changes	(6.9)	(1.7)

Net sales increase excluding changes in currency exchange rates	$37.4	9.1%

United States:
Net sales increase (GAAP)	$31.4	12.8%

Europe:
Net sales increase (GAAP)	$4.3	6.9%
Effect of currency exchange rate changes	(2.8)	(4.6)

Net sales increase excluding changes in currency exchange rates	$1.5	2.3%

Canada:
Net sales increase (GAAP)	$1.0	1.9%
Effect of currency exchange rate changes	(4.0)	(7.6)

Net sales decrease excluding changes in currency exchange rates	($3.0)	(5.7%)

Other International:
Net sales increase (GAAP)	$7.6	15.1%
Effect of currency exchange rate changes	(0.1)	(0.2)

Net sales increase excluding changes in currency exchange rates	$7.5	14.9%

The increase in net sales was led by the United States, followed by Other International, Europe and Canada. We primarily attribute sales growth to increased sales of sportswear in the United States as well as an increase in outerwear and footwear sales due to sales of Pacific Trail and Montrail branded products, respectively, in the third quarter of 2006 compared to the same period in 2005. Our sales growth was also attributable to an increase in the volume of units sold in each of our major geographic regions except Canada. By product category, consolidated unit sales volume increased for sportswear, outerwear, footwear and equipment, while unit sales volume decreased for accessories.

Net sales from outerwear increased $16.4 million, or 8.1%, to $217.8 million for the third quarter of 2006 from $201.4 million for the same period in 2005. We primarily attribute the outerwear sales growth to increased sales in the United States and Other International and, to a lesser degree, an increase in sales in Canada and Europe. Outerwear sales growth was predominantly the result of sales resulting from our acquisition of the Pacific Trail brand.

Net sales from sportswear increased $20.9 million, or 16.6%, to $146.6 million for the third quarter of 2006 from $125.7 million for the same period in 2005. We primarily attribute the increase in sportswear sales to an increase in sales in the United States, followed by Europe, Other International and Canada. Sportswear sales growth in the third quarter was the result of increased sales of a broader assortment of products, competitive sportswear prices and related consumer demand for our sportswear products particularly fleece sweaters, knitted and woven tops and pants.

Net sales from footwear increased $5.6 million, or 8.8%, to $69.4 million for the third quarter of 2006 from $63.8 million for the same period in 2005. We attribute most of our footwear sales growth to increased footwear sales in the United States, which was partially driven by footwear sales resulting from our acquisition of the Montrail brand in January 2006. Internationally, footwear sales growth was led by Other International, followed by Europe and Canada.

Net sales from accessories decreased $1.3 million, or 7.6%, to $15.8 million for the third quarter of 2006 from $17.1 million for the same period in 2005. Accessories sales decreased in all major geographic regions. Prior to Columbia forming its own bags and packs business, which was introduced for the Spring 2006 selling season, certain third-party designed and licensed bags and packs were marketed and sold in Canada, Europe and Japan and were categorized as accessories. As a result, less than $0.1 million of third-party designed and licensed bags and packs sales were included in the accessories category for the third quarter of 2006 compared to $1.4 million for the third quarter of 2005. We continue to market and sell some third-party designed and licensed bags and packs in Korea and Japan and a majority of these sales remain in the accessories category. Beginning in 2007, accessories and equipment will be presented as one combined category.

Net sales from equipment increased $2.7 million, or 150.0%, to $4.5 million for the third quarter of 2006 from $1.8 million for the same period in 2005. Equipment sales growth was led by Other International, followed by the United States, Europe and Canada. We predominantly attribute our sales growth to sales of Columbia® brand bags and packs, which were previously designed and sold by a licensee and included in net license income. We began selling Columbia brand equipment in 2006 after the expiration of the license agreement.

Net sales in the United States increased $31.4 million, or 12.8%, to $276.3 million for the third quarter of 2006 from $244.9 million for the same period in 2005. Net sales growth was led by sportswear, followed by outerwear, footwear and equipment, while sales of accessories decreased. Sales growth in the United States was the result of increased sales within nearly all of our distribution channels particularly the outdoor and department store channels. United States sales growth was also attributable to sales of Pacific Trail and Montrail branded products.

Net sales in Europe increased $4.3 million, or 6.9%, to $66.4 million for the third quarter of 2006 from $62.1 million for the same period in 2005. Excluding changes in currency exchange rates, Europe’s net sales increased 2.3%. Net sales growth was led by sportswear, followed by footwear, outerwear and equipment, partially offset by decreased sales of accessories. European sales growth was particularly strong in France, Germany, and Switzerland.

Net sales in Canada increased $1.0 million, or 1.9%, to $53.6 million for the third quarter of 2006 from $52.6 million for the same period in 2005. Excluding changes in currency exchange rates, Canada’s net sales decreased 5.7%, which related to a shift in the timing of shipments into the second quarter from the third quarter. Including the benefits of currency exchange rates, net sales growth was led by outerwear, followed by sportswear, footwear and equipment, offset by decreased sales of accessories.

Net sales from Other International, which includes our direct businesses in Japan and Korea and our international distributor markets worldwide, increased $7.6 million, or 15.1%, to $57.8 million for the third quarter of 2006 from $50.2 million for the same period in 2005. Excluding changes in currency exchange rates, Other International sales increased 14.9%. Sales growth for Other International was led by our international distributors, followed by Korea and Japan. Net sales growth was led by outerwear, followed by footwear, equipment and sportswear, partially offset by decreased sales of accessories.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 43.7% for the third quarter of 2006 from 46.0% for the same period in 2005. This decrease in gross profit margin was predominantly the result of increased competition and our efforts to grow our market share, including a broadened product assortment and pricing changes. To a lesser degree, other factors that adversely affected our gross profit margin included an increase in close-out sales of excess inventory at reduced margins, European anti-dumping duties imposed on Chinese and Vietnamese footwear imports, lower margins on Pacific Trail product shipments, stock-based compensation expense and costs associated with certain international promotional campaigns.

The most significant factor that adversely affected our third quarter of 2006 gross profit was increased competitive pressures in the United States and Europe. As a result of these competitive pressures, we broadened our product assortment and more competitively priced our Fall 2006 products, which negatively affected our third quarter gross profit margins. We anticipate that this increased competition will continue to exert pressure on our gross profit margins for the remainder of 2006.

Our gross profits may not be comparable to those of other companies in our industry because some include all of the costs related to their distribution network in cost of sales. We, like others, have chosen to include these expenses as a component of selling, general and administrative expense.

Selling, General and Administrative Expense: SG&A expense includes all costs associated with our design, merchandising, marketing, distribution and corporate functions including related depreciation and amortization.

SG&A expense increased $10.8 million, or 11.1%, to $108.3 million for the third quarter of 2006 from $97.5 million for the same period in 2005. Selling expenses increased $1.2 million, or 3.0%, while general and administrative expenses increased $9.6 million, or 16.8%. As a percentage of net sales, SG&A expense remained constant at 23.8% of net sales for both the third quarter of 2006 and the third quarter of 2005.

Selling expenses, primarily including commissions and advertising, decreased to 9.1% of net sales for the third quarter of 2006 from 9.8% of net sales for the same period in 2005. The decrease in selling expenses was attributable to a reduction in marketing related expenses.

The increase in general and administrative expenses primarily resulted from an increase in personnel related costs. We attribute the increase in personnel costs to stock-based compensation expense of $1.8 million and additional Europe sales, merchandising and administrative personnel hired to execute strategic growth initiatives in that region. Depreciation and amortization totaled $5.6 million for the third quarter of 2006, compared to $5.8 million for the same period in 2005.

Net Licensing Income: As our licensees have become more established in the marketplace, our licensing arrangements have produced highly profitable income for the Company. We derive net licensing income by licensing our trademarks across a range of categories that complement our current product offerings.

For the third quarter of 2006, we recognized licensing income from fifteen licensees. Products distributed by our licensees included socks, leather outerwear, eyewear, watches, camping gear, home furnishings, bicycles, insulated products and other accessories.

Net licensing income remained flat at $1.2 million for the third quarter of 2006 and for the same period in 2005. The largest component of licensing income was Columbia licensed leather outerwear, followed by socks, home furnishings and leather accessories.

Interest (Income) Expense, Net: Interest income was $1.2 million for the third quarter of 2006 compared to $1.4 million for the same period in 2005. We attribute the decrease in interest income to a lower cash and cash equivalents balance compared to the same period in 2005. Interest expense was $0.3 million for the third quarter of 2006 compared to $0.4 million for the same period in 2005. We attribute the decrease in interest expense to a lower long-term debt level offset by a higher notes payable balance, coupled with higher capitalized interest related to distribution related capital projects, which reduced interest expense in the third quarter of 2006.

Income Tax Expense: Our provision for income taxes increased to $31.8 million for the third quarter of 2006 from $26.6 million for the same period in 2005 because of our higher income tax rate for the third quarter of 2006 compared to the same period in 2005. Our effective income tax rate increased to 34.5% for the third quarter of 2006 compared to 28.6% for the same period in 2005. The increase was due primarily to the conclusion of several income tax audits which resulted in the recording of a net tax benefit in the third quarter of 2005 of approximately $5.6 million.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales: Consolidated net sales increased $84.2 million, or 10.0% to $925.9 million for the nine months ended September 30, 2006 from $841.7 million for the same period in 2005. Excluding changes in currency exchange rates, consolidated net sales increased 9.7%. A significant portion of our sales growth was attributable to an increase in shipments of sportswear, much of which were in the United States. As a result of our acquisitions of the Montrail and Pacific Trail brands, footwear and outerwear sales also increased substantially for the period.

Reconciliation of Net Sales Changes to Net Sales Changes Excluding Changes in Currency Exchange Rates

	Nine months ended September 30, 2006
	Amount (millions)	% Change
Consolidated:
Net sales increase (GAAP)	$84.2	10.0%
Effect of currency exchange rate changes	(2.8)	(0.3)

Net sales increase excluding changes in currency exchange rates	$81.4	9.7%

United States:
Net sales increase (GAAP)	$48.1	9.8%

Europe:
Net sales increase (GAAP)	$9.4	7.0%
Effect of currency exchange rate changes	2.8	2.1

Net sales increase excluding changes in currency exchange rates	$12.2	9.1%

Canada:
Net sales increase (GAAP)	$4.3	4.9%
Effect of currency exchange rate changes	(7.1)	(8.1)

Net sales decrease excluding changes in currency exchange rates	($2.8)	(3.2%)

Other International:
Net sales increase (GAAP)	$22.4	17.5%
Effect of currency exchange rate changes	1.5	1.2

Net sales increase excluding changes in currency exchange rates	$23.9	18.7%

Increased net sales were realized in each major geographic region in which we operate, led by the United States and followed by Other International, Europe and Canada. Increased net sales were led by sportswear, followed by outerwear, footwear and equipment, while sales of accessories decreased.

Net sales from outerwear increased $23.6 million, or 8.1%, to $316.2 million for the nine months ended September 30, 2006 from $292.6 million for the same period in 2005. Outerwear sales growth was led by Other International, followed by the United States, Europe and Canada. Internationally, outerwear sales growth was partially driven by favorable weather as well as consumer demand for our product offering. The increase in the United States was due to sales of Pacific Trail branded product.

Net sales from sportswear increased $40.3 million, or 11.2%, to $400.6 million for the nine months ended September 30, 2006 from $360.3 million for the same period in 2005. The majority of our sportswear sales growth was realized in the United States. Internationally, sportswear sales growth was led by Other International, followed by Europe and Canada. Sportswear sales growth was the result of increased sales of a broader assortment of products, competitive sportswear prices and related consumer demand for our sportswear products, particularly knitted tops, fleece sweaters and pants.

Net sales from footwear increased $15.4 million, or 10.4%, to $163.3 million for the nine months ended September 30, 2006 from $147.9 million for the same period in 2005. The increase was led by the United States, followed by Other International and Europe, while sales of footwear decreased in Canada. A significant portion of our footwear sales growth primarily resulted from sales of Montrail branded footwear. Excluding sales of the Montrail branded footwear, footwear sales were adversely affected by a highly competitive outdoor footwear market.

Net sales from accessories decreased $3.9 million, or 11.8%, to $29.1 million for the nine months ended September 30, 2006 from $33.0 million for the same period in 2005. The sales decrease for accessories was led by Other International, followed by the United States, Europe and Canada. Prior to Columbia forming its own bags and packs business, which was introduced for the Spring 2006 selling season, certain third-party designed and licensed bags and packs were marketed and sold in Canada, Europe and Japan and were categorized as accessories. As a result, $0.1 million of third-party designed and licensed bags and packs sales were included in the accessories category for the nine months ended September 30, 2006 compared to $3.8 million for the nine months ended September 30, 2005. We continue to market and sell some third-party designed and licensed bags and packs in Korea and Japan and a majority of these sales remain in the accessories category. Beginning in 2007, accessories and equipment will be presented as one combined category.

Net sales from equipment increased $8.8 million, or 111.4%, to $16.7 million for the nine months ended September 30, 2006 from $7.9 million for the same period in 2005. Equipment sales growth was led by the United States, followed by Other International, Europe and Canada. We attribute our sales growth to sales of Columbia brand bags and packs, which were previously designed and sold by a licensee and included in net license income.

Net sales in the United States increased $48.1 million, or 9.8%, to $539.6 million for the nine months ended September 30, 2006 from $491.5 million for the same period in 2005. The majority of the sales growth was attributable to increased sales of sportswear, followed by footwear, outerwear and equipment sales, while sales of accessories decreased. Sales growth in the United States was the result of increased sales within almost all of our distribution channels, particularly the department store and sports specialty channels. The sales growth in the United States was also attributable to sales of Pacific Trail outerwear and Montrail footwear.

Net sales in Europe increased $9.4 million, or 7.0%, to $143.5 million for the nine months ended September 30, 2006 from $134.1 million for the same period in 2005. Excluding changes in currency exchange rates, Europe’s net sales increased 9.1%. Sales growth was led by outerwear, followed by sportswear, equipment and footwear, while sales of accessories decreased. European sales growth was predominantly the result of increased sales in France and Switzerland. The Switzerland sales growth was partially attributable to the acquisition of our distributor in Switzerland, Tecnisport SA, in July 2005.

Net sales in Canada increased $4.3 million, or 4.9%, to $92.5 million for the nine months ended September 30, 2006 from $88.2 million for the same period in 2005. Excluding changes in currency exchange rates, Canada’s net sales decreased 3.2%. Sales growth was led by sportswear, followed by outerwear and equipment, while sales of footwear and accessories decreased. Sales growth in Canada was largely due to increased sales within the department store channel, while the sports specialty channel, our largest channel in Canada, remained essentially flat.

Net sales from Other International increased $22.4 million, or 17.5%, to $150.3 million for the nine months ended September 30, 2006 from $127.9 million for the same period in 2005. Excluding changes in currency exchange rates, other international sales increased 18.7%. Sales growth was led by outerwear, followed by sportswear, footwear and equipment, while sales of accessories decreased. Sales growth for Other International was led by our international distributors, followed by Korea and Japan.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 42.3% for the nine months ended September 30, 2006 from 43.9% for the same period in 2005. We primarily attribute the decrease in gross profit margin to increased competition and our efforts to grow our market share, including a broadened product assortment and pricing changes. Other factors that adversely affected our gross profit margin included the effect of recording the Montrail inventory at fair value in purchase accounting, European anti-dumping duties imposed on Chinese and Vietnamese footwear imports, costs associated with certain international promotional campaigns, stock-based compensation expense and lower margins on Pacific Trail shipments. Recording the Montrail inventory at fair value in purchase accounting will continue to unfavorably affect our gross profit in 2006.

The most significant factor that adversely affected our 2006 gross profit margin was increased competition in the United States and, to a lesser degree, in certain international markets. As a result of these competitive pressures, we broadened our product assortment and competitively priced our Fall 2006 products, which negatively affected our third quarter gross profit margin. We anticipate that this increased competition will continue to exert pressure on our gross profits for the remainder of 2006.

Selling, General and Administrative Expense: SG&A expense increased $29.8 million, or 12.4%, to $270.2 million for the nine months ended September 30, 2006 from $240.4 million for the same period in 2005. Selling expenses decreased $1.0 million, or 1.2%, while general and administrative expenses increased $30.8 million, or 19.8%. As a percentage of net sales, SG&A expense increased to 29.2% of net sales for the nine months ended September 30, 2006 from 28.6% of net sales for the same period in 2005.

Selling expense, including commissions and advertising, decreased to 9.0% of net sales for the nine months ended September 30, 2006 from 10.0% for the same period in 2005. We attribute the decrease in selling expenses to lower sales commissions and marketing related expenses. The decrease in sales commissions was largely attributable to our decision to employ an in-house sales force in certain key European markets.

The increase in general and administrative expenses primarily resulted from an increase in personnel related costs. We attribute the increase in personnel costs to stock-based compensation expense of $7.6 million, one-time compensation related charges, additional Europe sales, merchandising and administrative personnel hired to execute strategic growth initiatives in that region and increased personnel costs in the United States. Depreciation and amortization in general and administrative expenses totaled $16.9 million for the nine months ended September 30, 2006 compared to $17.0 million for the same period in 2005.

Net Licensing Income: For the nine months ended September 30, 2006, we recognized licensing income from nineteen licensees. Products distributed by our licensees included socks, leather outerwear, eyewear, watches, camping gear, home furnishings, bicycles, insulated products and other accessories.

Net licensing income increased to $3.4 million for the nine months ended September 30, 2006 from $2.8 million for the same period in 2005. The largest component of licensing income was Columbia licensed socks, followed by camping gear, leather outerwear, bicycles, eyewear, home furnishings and insulated products.

Interest (Income) Expense, Net: Interest income increased to $5.4 million for the nine months ended September 30, 2006 from $4.8 million for the same period in 2005. The increase in interest income was due to a higher interest rate environment compared to the same period in 2005, partially offset by the reduction in cash and short-term investments used for operations, capital expenditures and acquisitions during the nine months ended September 30, 2006. Interest expense decreased to $0.7 million for the nine months ended September 30, 2006, from $1.1 million for the same period in 2005. We attribute the decrease in interest expense to a lower long-term debt level offset by a higher notes payable balance, coupled with higher capitalized interest related to distribution related capital projects, which reduced interest expense for the nine months ended September 30, 2006.

Income Tax Expense: The provision for income taxes increased to $44.6 million for the nine months ended September 30, 2006 from $41.2 million for the same period in 2005 due to a higher estimated effective tax rate for the first nine months of 2006 compared to the same period in 2005. Our estimated effective income tax rate was 34.5% for the first nine months of 2006 compared to 30.4% for the same period in 2005. The increase was due primarily to the conclusion of several income tax audits, which resulted in the recording of a net tax benefit in the third quarter of 2005 of approximately $5.6 million.

Backlog

We typically receive the bulk of our orders for each of the fall and spring seasons at least three months prior to the date the products are shipped to customers. Generally, orders are subject to cancellation prior to the date of shipment. At September 30, 2006, our order backlog was $693.9 million, compared to $588.8 million at September 30, 2005. Excluding the backlog from the acquired Montrail and Pacific Trail brands, our order backlog was $676.5 million at September 30, 2006. For a variety of reasons, including the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders, order cancellations, the amount of in-season orders, and fluctuations in foreign currency rates, backlog at September 30 may not be a reliable measure of future sales for any succeeding period. For these reasons backlog figures in one year also may not be directly comparable to backlog figures in another year when measured at the same date.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and to continue to grow the business. At September 30, 2006, we had total cash equivalents of $29.0 million compared to $101.1 million at December 31, 2005. Net cash used in operating activities was $29.1 million for the nine months ended September 30, 2006 compared to net cash provided by operating activities of $6.5 million for the same period in 2005. This change was primarily due to earlier cash payments for inventory.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash provided by investing activities was $39.8 million for the nine months ended September 30, 2006 compared to $105.2 million for the same period in 2005. For the 2006 period, net cash used in investing activities primarily consisted of net sales of short-term investments of $117.5 million, offset by $33.7 million used for the acquisitions of Montrail and Pacific Trail and $43.5 million in capital expenditures related to the expansion of our distribution center in Cambrai, France and the upgrade of our distribution center in Portland, Oregon. For the 2005 period, net cash provided by investing activities primarily consisted of net sales of short-term investments of $132.1 million, offset by capital expenditures of $24.7 million.

Cash used in financing activities was $83.9 million for the nine months ended September 30, 2006 compared to $117.1 million for the same period in 2005. For the 2006 period, net cash used in financing activities primarily consisted of the repurchase of $75.5 million of common stock, the net repayments of notes payable of $16.9 million and of long-term debt of $6.6 million, partially offset by proceeds from the issuance of common stock under employee stock plans of $14.1 million. For the 2005 period, net cash used in financing activities primarily consisted of the repurchase of $121.0 million of common stock and the repayment of long-term debt of $5.6 million, offset by the proceeds from the issuance of common stock under employee stock plans of $9.6 million.

To fund our domestic working capital requirements, we have unsecured revolving lines of credit with aggregate seasonal limits ranging from approximately $50 million to $125 million, of which $25 million to $100 million is committed. As of September 30, 2006, no balances were outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place that we guarantee with a combined limit of approximately $108.7 million at September 30, 2006, of which $5.2 million is designated as a European customs and anti-dumping guarantee. At September 30, 2006, $29.6 million was outstanding under these lines of credit.

As we continue our investment in global infrastructure to support our growth, we anticipate that capital expenditures for 2006 will total up to $55.0 million, consisting of maintenance capital requirements and distribution and information technology projects. We expect to fund these capital expenditures with existing cash and cash provided by operations. If the need arises for additional expenditures, we may need to seek additional funding. Our ability to obtain additional credit facilities will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. There is no assurance that financing will be available on terms that are acceptable or favorable to us, if at all.

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

Off-Balance Sheet Arrangements

We maintain unsecured import lines of credit with a combined limit of approximately $225.0 million at September 30, 2006, available for issuing documentary letters of credit. At September 30, 2006, we had letters of credit outstanding of $22.0 million for inventory related purchases.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Many of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for uncollectible accounts receivable, the provision for potential excess, close-out and slow moving inventory, product warranty and income taxes.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. We estimate stock-based compensation cost at the grant date based on the award’s fair-value and we recognize the cost as expense over the requisite service period using the straight-line attribution method. Our estimation of stock-based compensation for stock options granted, utilizing the Black-Scholes option-pricing model, requires various highly subjective assumptions, including volatility and expected option life. Further, as required under SFAS No. 123R, we now estimate forfeitures for stock-based awards granted, which are not expected to vest. If any of these inputs or assumptions changes significantly, our stock-based compensation expense may differ materially in the future from the expense recorded in the current period.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires a company to recognize an asset for a defined benefit pension or postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its statement of financial position, and to recognize changes in that funded status through other comprehensive income in the year in which the changes occur. SFAS No. 158 will not change the amount of net periodic benefit expense recognized in a company’s results of operations. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We do not expect the adoption of this statement to have a material effect on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material effect on our consolidated financial position and results of operations.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the effect that the adoption of FIN 48 will have on our consolidated financial position and results of operations.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our International Operations Involve Many Risks

We are subject to the risks generally associated with doing business abroad. These risks include foreign laws and regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts and U.S. military operations have increased the risks of doing business abroad. These factors, among others, could affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be materially and adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. For example, the European Commission recently imposed additional duties on certain leather footwear imported into Europe from Vietnam and China. These duties could significantly affect the sale of our footwear in Europe. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, antidumping penalties or other charges or restrictions, any of which could have a material adverse effect on our results of operations and financial condition.

We May be Adversely Affected by the Financial Health of Retailers

We extend credit to our customers based on an assessment of a customer’s financial circumstances, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant customers have experienced financial difficulties in the past, which in turn have had an adverse effect on our business. A slowing economy in our key markets could have an adverse effect on the financial health of our customers, which could in turn have a material adverse effect on our results of operations and financial condition.

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

Our Success Depends on Our Use of Proprietary Rights

Our registered and common law trademarks have significant value and are important to our ability to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. From time to time, we discover products that are counterfeit reproductions of our products or design “knock offs,” or that otherwise infringe on our proprietary rights. Counterfeiting activities typically increase as brand recognition increases, especially in markets outside the United States. If we are unsuccessful in challenging a party’s products on the basis of trademark or design infringement, continued sales of these products could adversely affect our sales and our brand and result in a shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. Additionally, in markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to successfully challenge use of those rights by other parties. Actions or decisions in the management of our intellectual property portfolio may affect the strength of the brand, which may in turn have a material adverse effect on our results of operations and financial condition.

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

The implementation and performance of our Kentucky distribution facility is subject to many risks generally associated with transition and startup activities, including the risk that the new distribution facility may not successfully handle distribution activities and the risk that the transition may be disruptive to our business. Our distribution facilities in the United States and France are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, or other system failures. In 2006 and 2007, we are upgrading our Portland distribution center and expanding our Cambrai facility. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations.

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

To implement our business strategy, we must manage growth effectively. We need to continue to change various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Growth could place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we could experience operating difficulties. For example, in recent years, we have undertaken a number of new initiatives that require significant management attention and corporate resources, including the development or expansion of distribution facilities on two continents, the acquisition, rejuvenation and expansion of the Sorel® and Pacific Trail brands, and the acquisition, integration and expansion of Mountain Hardwear, Inc. and Montrail, Inc. This growth involves many risks and uncertainties that, if not managed effectively, could have a material adverse effect on our results of operations and financial condition.

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

We Depend on Key Personnel

Our future success will depend in part on the continued service of key personnel, particularly Timothy Boyle, our President and Chief Executive Officer, and Gertrude Boyle, our Chairman and widely recognized advertising spokesperson. Our future success will also depend on our ability to attract and retain key managers, designers, sales people and others. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors in and around Portland, Oregon (including NIKE, Inc. and adidas AG). We may not be able to attract or retain these employees, which could have a material adverse effect on our results of operations and financial condition.

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

Item 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs –
July 1, 2006 to July 30, 2006	—	—	—	$115,683,000
August 1, 2006 to August 31, 2006	—	—	—	115,683,000
September 1, 2006 to September 30, 2006	—	—	—	115,683,000

Total	—	—	—	$115,683,000

(1)	Since the inception of our stock repurchase plan in April 2004, our Board of Directors has authorized the repurchase of $400,000,000 of our common stock and we have repurchased 6,015,342 shares under this program at an aggregate purchase price of approximately $284,317,000. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 6 – EXHIBITS

(a)	Exhibits

3.1	Third Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

3.2	2000 Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

4.1	See Article II of Exhibit 3.1 and Article I of Exhibit 3.2

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Vice President and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: November 7, 2006	/s/ BRYAN L. TIMM
Bryan L. Timm Vice President and Chief Financial Officer