Form 10-Q/A
period 2006-09-30
COLUMBIA SPORTSWEAR CO
filed 2006-11-27
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Columbia Sportswear Company (“the Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (the “Original Filing”), which was originally filed with the Securities and Exchange Commissions (“SEC”) on November 7, 2006. The purpose of this filing is to clarify and correct a typographical error in an amount in the Company’s Original Filing. In Item 1 of Part I in the Condensed Consolidated Statements of Cash Flows for the nine month period ended September 30, 2006, the Net Effect of Exchange Rate Changes was incorrectly reported as $(1,090). The correct Net Effect of Exchange Rate Changes is $1,090. No other revisions have been made to our financial statements or any other disclosure contained in the Original Filing.

In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

1

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Provided By (Used In) Operating Activities:
Net income	$84,631	$94,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,729	17,536
Loss on disposal of property, plant, and equipment	289	209
Deferred income taxes	(759)	4,603
Stock-based compensation	8,436	—
Tax benefit from employee stock plans	2,536	3,256
Excess tax benefit from exercise of employee stock plans	(1,023)	—
Changes in operating assets and liabilities:
Accounts receivable	(84,000)	(101,670)
Inventories	(76,272)	(59,444)
Prepaid expenses and other current assets	(3,166)	(3,143)
Other assets	(46)	(6)
Accounts payable	(12,925)	24,487
Accrued liabilities	17,367	11,517
Income taxes payable	18,128	15,092

Net cash provided by (used in) operating activities	(29,075)	6,543

Cash Provided by (Used in) Investing Activities:
Purchases of short-term investments	(196,805)	(92,745)
Sales of short-term investments	314,300	224,850
Capital expenditures	(43,507)	(24,738)
Proceeds from sale of property, plant, and equipment	11	3
Acquisitions, net of cash acquired	(35,377)	(1,631)
Proceeds from sale of licenses	1,700	—
Other liabilities	(532)	(532)

Net cash provided by investing activities	39,790	105,207

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable	36,835	13,437
Repayments on notes payable	(53,759)	(13,437)
Repayment of long-term debt	(6,610)	(5,621)
Proceeds from issuance of common stock	14,102	9,575
Excess tax benefit from exercise of employee stock plans	1,023	—
Repurchase of common stock	(75,489)	(121,035)

Net cash used in financing activities	(83,898)	(117,081)

Net Effect of Exchange Rate Changes on Cash	1,090	(4,496)

Net Decrease in Cash and Cash Equivalents	(72,093)	(9,827)
Cash and Cash Equivalents, Beginning of Period	101,091	130,023

Cash and Cash Equivalents, End of Period	$28,998	$120,196

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$742	$1,177
Cash paid during the period for income taxes	26,738	18,011
Supplemental Disclosures of Non-Cash Financing Activities:
Assumption of long-term debt from property acquisition	—	$3,075
Assumption of Montrail debt	$5,833	—

See accompanying notes to condensed consolidated financial statements.

2

Item 6 – EXHIBITS

The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q/A.

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

3

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: November 27, 2006	/s/ BRYAN L. TIMM
Bryan L. Timm
Vice President and Chief Financial Officer

4