Form 10-K
period 2006-12-31
COLUMBIA SPORTSWEAR CO
filed 2007-03-06
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from                          to

COLUMBIA SPORTSWEAR COMPANY

(Exact name of registrant as specified in its charter)

Oregon	0-23939	93-0498284
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

14375 NW Science Park Drive, Portland, Oregon		97229
(Address of principal executive offices)		(Zip Code)

(503) 985-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $578,457,000 based on the last reported sale price of the Company’s Common Stock as reported by the NASDAQ Global Select Market System.

The number of shares of Common Stock outstanding on March 1, 2007, was 36,283,012.

Part III is incorporated by reference from the registrant’s proxy statement for its 2007 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2006.

COLUMBIA SPORTSWEAR COMPANY

DECEMBER 31, 2006

PART I

Item 1.	BUSINESS

General

Founded in 1938 in Portland, Oregon, as a small, family-owned, regional hat distributor and incorporated in 1961, Columbia Sportswear Company (“Columbia”) has grown to become a multi-branded global leader in the design, sourcing, marketing and distribution of active outdoor apparel. As one of the largest outerwear companies in the world, we have developed an international reputation for quality, performance, functionality and value across an expanding product line. Known for selling durable and dependable products at a competitive price, we have leveraged our brand awareness by expanding into related merchandise categories and developing our “head-to-toe” outfitting concept. We have also leveraged our strengths in manufacturing, logistics and marketing to develop a portfolio of outdoor brands, including Columbia®, Sorel®, Mountain Hardwear®, Montrail®, and Pacific Trail®, that we believe will help us achieve our vision of becoming the dominant global leader delivering best-in-class, authentic, innovative brands that reflect a passion for the outdoors. During 2006, we distributed our products to approximately 13,800 retailers in over 70 countries.

Our business is subject to many risks and uncertainties that may have a material adverse effect on our financial condition, results of operations and stock price. Some of these risks and uncertainties are described below under Item 1A, Risk Factors.

Products

We group our merchandise into five principal categories—(1) outerwear, (2) sportswear, (3) footwear, (4) related accessories and (5) equipment. The durability, functionality and affordability of our products make them ideal for use in a wide range of outdoor activities, including skiing, snowboarding, hunting, fishing, hiking, backpacking, mountaineering and rock climbing, as well as for casual wear. We are committed to creating innovative and functional products. We use durable, high-quality materials and construction across all of our product lines. We believe our broad range of competitively-priced merchandise offers consumers one of the best price-value equations in the outdoor apparel and footwear industries.

Our portfolio of brands enables us to provide products for a wide range of consumers, including competitive mountain climbers who use Mountain Hardwear gear, top endurance trail runners who wear Montrail shoes, cold weather enthusiasts who wear Sorel cold weather boots, entire families who wear Columbia and Pacific Trail outerwear on the ski slopes, and individuals who wear Columbia sportswear and footwear for hiking or everyday living.

The following table presents the net sales and approximate percentages of net sales attributable to each of our principal product categories for each of the last three years ended December 31 (dollars in millions):

	2006		2005		2004
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	Net Sales
Outerwear	$496.5	38.6%	$440.0	38.1%	$460.3	42.0%
Sportswear	509.1	39.5	450.3	39.0	396.4	36.2
Footwear	219.7	17.1	211.2	18.3	184.6	16.9
Accessories	42.7	3.3	45.2	3.9	46.1	4.2
Equipment	19.7	1.5	9.1	0.7	7.9	0.7

Total	$1,287.7	100.0%	$1,155.8	100.0%	$1,095.3	100.0%

Outerwear

Outerwear is our most established product category. Our outerwear is designed to protect the wearer from inclement weather in everyday use and in outdoor activities, such as skiing, snowboarding, hiking, hunting and fishing.

Many of our jackets incorporate our popular Columbia Interchange System®, which features a 3- or 4-jackets-in-1 design. Jackets incorporating the Interchange System typically combine a durable, nylon outershell with a removable liner. The outershell and the liner may be worn separately or together. This layering approach provides the wearer with a jacket for all seasons and weather conditions at a reasonable price.

Columbia-branded hunting and fishing products constitute one of our most established product lines in the outerwear category. This line includes apparel for the serious hunter and fisherman. Our parkas, shells, vests, liners, bib pants and rain suits in this product line incorporate a variety of purpose-specific features that have made us a leader in this category of outerwear.

We also produce a separate line of Columbia-branded youth outerwear products. The market for youth outerwear is significant and we are able to use our expertise in outerwear design and sourcing to meet the needs of the youth market.

Our Convert® brand offers functional apparel products designed for snowboarding.

Our Mountain Hardwear brand consists of technically advanced products that include Gore-Tex® shells, Windstopper® fleece, Conduit™ shells, down parkas and technical clothing designed for specialized outdoor activities such as mountaineering, backpacking and climbing. These products are used by elite mountaineering athletes around the globe.

Our Sorel-branded outerwear is durable, functional and comfortable. Classic designs, exceptional cold weather performance and great value means Sorel outerwear naturally coordinates with Sorel’s footwear offerings. The collection includes a variety of outerwear styles featuring snowmobile-oriented shells and interchange garments, cotton-based functional jackets, and down-filled parkas for both men and women.

Our Pacific Trail-branded outerwear features functional jackets for both men and women. Pacific Trail products are focused on the consumer who demands quality and performance at an exceptional value.

Sportswear

Our sportswear products are designed to be sold alongside our outerwear and footwear products as part of our unified “head-to-toe” outfitting concept.

Building on a foundation of authentic fishing and hunting shirts, we have expanded our Columbia-branded sportswear product line to include pants, hiking shorts, water sport trunks, fleece and pile products, sweaters, chinos, knit shirts, and woven shirts. Our sportswear product line appeals to both the serious outdoorsman and the more casual wearer. We also produce a separate line of Columbia-branded youth sportswear products.

For the consumer interested in trekking and adventure travel, our Titanium® and XCO® sportswear lines of active outdoor performance apparel offer lightweight products, many of which incorporate our Omni-Dry® system of moisture management.

Our PFG® (Performance Fishing Gear) line offers a variety of products, including vests, shorts, shirts, and pants with technical features such as UPF sun protection.

Mountain Hardwear-branded sportswear is focused on styles that are designed for backpacking, rock climbing and adventure sports. Many styles feature the Mountain Hardwear patented “Conical Waist,” which improves comfort and performance while wearing a backpack. Most styles use technically advanced fabrics and the category has grown to include casual as well as performance athletic apparel.

Footwear

Our footwear category consists of seasonal outdoor footwear for winter, water, trail, hiking, youth, and lifestyle. Many of our Columbia, Sorel, and Montrail-branded styles feature innovative technical designs that incorporate waterproof/breathable constructions, thermal insulation, advanced cushioning systems and high abrasion, slip-resistant outsoles. We believe the market for footwear represents a substantial growth opportunity.

The Sorel brand has been known for cold weather footwear for over forty years. We continue to focus on the expansion of the Sorel product offerings into new categories to capitalize on Sorel’s cold weather heritage and to make Sorel the leading cold weather brand for outdoor-oriented men, women and children. We also produce a separate line of Sorel-branded youth footwear products.

Montrail-branded footwear offers high quality and high performance products designed for trail running, adventure racing, hiking, backpacking, rock climbing and mountaineering. We believe our acquisition of Montrail, Inc. (“Montrail”) in January 2006 provides additional distribution opportunities for us in the specialty outdoor footwear market.

Accessories

We produce a line of Columbia and Mountain Hardwear accessories that includes hats, caps, scarves, gloves, mittens and headbands to complement our outerwear and sportswear lines.

Equipment

We produce a line of technically-advanced tents, sleeping systems, and backpacks through the Mountain Hardwear brand. These products are designed for mountaineering, ultralight backpacking and camping. Some of these product designs are patented and are considered industry standards in innovation.

We also produce a line of Columbia-branded bags and packs.

Licensing

In 1999, we introduced a strategy to build brand awareness by licensing our trademarks across a range of product categories that complement our current offerings. Licensing enables us to develop our “head-to-toe” outfitting concept by expanding the reach of our brands to appropriate and well-defined categories. In 2006, we licensed our brands in eighteen product categories, including, among others, socks, performance base layer, leather outerwear and accessories, camping gear, eyewear, home furnishings, and bicycles. Our license agreement for Columbia-branded packs and travel bags expired at the end of 2005 and we began producing and selling these products directly in 2006.

Advertising, Marketing, and Promotion

Columbia’s multi-dimensional advertising has been designed to maximize impact on key Columbia consumers, as well as incorporate a vast mix of media chosen to reach targeted audiences. Our unique, award-winning, global Columbia advertising campaign featuring our Chairman, Gertrude Boyle, in the role of cantankerous “Mother Boyle” and her son, Timothy Boyle, our President and Chief Executive Officer, as the

ultimate test subject, is an integral part of Columbia’s brand identity, promoting the brand message of product durability and comfort through a “Tested Tough” theme.

Our overall advertising strategy combines ads in traditional broad-based national print and broadcast media with ads in web-based narrowcast channels and editorial-style articles in print media. Our websites educate millions of visitors each year about our products and links them directly to retailers both on and off-line. Special sweepstakes, promotions and outgoing email marketing efforts further enhance our customers’ connection to the brand. Collectively these campaigns are designed to promote sales of our products worldwide.

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

Mountain Hardwear and Montrail brand marketing is geared toward experienced outdoor enthusiasts who purchase products primarily through outdoor specialty stores, while Sorel brand marketing targets those who work and recreate outdoors, mainly in cold weather climates.

Inventory Management

From the time of initial order through production, distribution and delivery, we manage our inventory to reduce risk. Our inventory management systems, coupled with our enterprise-wide information system, have enhanced our ability to manage our inventories by providing detailed inventory status from the time of initial factory order through shipment to our retail customers.

Additionally, through the use of incentive discounts we encourage early orders by our customers to aid in effective inventory management. We provide our customers with staggered delivery times through the spring and fall seasons. This permits our customers and us to manage inventories effectively. Through our efforts to match our purchases of inventory to the receipt of customer orders, we believe we are able to reduce the risk of overcommitting to inventory purchases. This helps us avoid significant unplanned inventory build-ups and minimizes working capital requirements. This strategy, however, does not eliminate inventory risk entirely because we build a small amount of speculative inventory into our business model. Moreover, customer orders are subject to cancellation prior to shipment. In addition, a portion of our inventory is managed to support at-once and replenishment orders, primarily in the sportswear category.

Product Design

Our experienced in-house merchandising and design teams work closely with internal sales and production teams as well as with retailers, athletes and consumers to make products that are functional and durable.

Columbia-branded products incorporate differentiated technical features to enhance our tiered sub-branding strategy, which encompasses three product segments. Our high-end performance products are highly technical products generally sold in specialty stores; our moderate products are technical products generally sold in sporting goods stores; and our most broadly distributed products are less technical, core products generally sold in department stores. We believe that increased differentiation of our products allows our retailer customers to better target their specific customers.

We design our products to perform well in a wide range of weather conditions and for a variety of outdoor activities. We carefully choose the appropriate fabric or insulation for each garment. Our fabrics feature optimum performance characteristics such as water resistance, breathability, weight, durability, and wicking ability. Our high-end performance products include technical garments with special performance features. Our Titanium sub-branded apparel offers high performance fabrics and features our most advanced technologies. For our outerwear collections, we feature our premier waterproof/breathable Omni-Tech® technology. A variety of levels are offered to meet different needs of water resistance, breathability, and protection.

Mountain Hardwear products feature innovative fabrics, designs and technical elements. The products are intended for extreme environments but also are appropriate for more general uses such as skiing and hiking. The outerwear line features technical fabrics such as Gore-Tex and Windstopper for shellwear and technical fleece garments. Mountain Hardwear uses its waterproof/breathable technology, Conduit, in both shell and softshell garments. Features such as external seam taping and welded construction position Mountain Hardwear as an industry leader in innovation.

The Sorel brand is widely viewed as the preeminent cold weather footwear brand in many global markets. For over 40 years, the Sorel brand has provided consumers with high quality, waterproof and insulated cold weather footwear products. We continue to focus on offering great footwear, and complementary outerwear, that work equally well for winter recreation and everyday cold weather wear for consumers of all ages.

Our Montrail footwear products are specifically designed to withstand harsh conditions and heavy usage for the most demanding and critical outdoor users, while at the same time offering superior comfort for everyday activities. The products feature highly technical attributes including protection from trail hazards, stability control on uneven terrain, and traction control specifically designed for a variety of surfaces including mud, snow or wet conditions.

The Pacific Trail brand has long been associated with quality garments. We plan to continue that tradition with our Pacific Trail-branded outerwear for all age groups.

Sourcing and Manufacturing

Our apparel, footwear, equipment, and accessories products are produced by independent contract manufacturers. We believe that the use of independent contract manufacturers, as opposed to owning and managing our own factories, enables us to substantially limit our capital expenditures and avoid costs associated with managing a large production work force. We also believe the use of contract manufacturers greatly increases our production capacity, maximizes flexibility and improves product pricing.

We maintain fifteen manufacturing liaison offices in the Far East, and one manufacturing liaison office in Los Angeles, California. Personnel in these manufacturing liaison offices are direct employees of Columbia, and are responsible for selecting and managing our contract manufacturers. We believe that we enhance our ability to monitor factories to increase compliance with our policies, procedures, and standards related to quality, delivery, pricing, and labor practices by having employees in these regions.

Our quality assurance process is designed to ensure that our products meet the highest quality standards. Our employees monitor the quality of fabrics and other components and inspect prototypes of each product before starting production runs. In addition, our employees perform quality audits throughout the production process up to and including final shipment to our customers. We believe that our quality assurance process is an important and effective means of maintaining the quality and reputation of our products.

Contract manufacturers generally produce our apparel using one of two principal methods. In the first method, the manufacturer purchases the raw materials needed to produce the garment from suppliers that we have approved, at prices and on terms negotiated by either the manufacturer or by us. A substantial portion of our merchandise is manufactured under this type of arrangement. In the second method, sometimes referred to as “cut, make, pack, and quota” and used principally for production in China, we directly purchase the raw materials from suppliers, assure that the independent manufacturers have the necessary import quotas available, and ship the materials in a “kit,” together with patterns, samples, and most of the other necessary items, to the independent manufacturer to produce the finished garment. Although this second type of arrangement advances the timing for inventory purchases and exposes us to additional risks before a garment is manufactured, we believe that it further increases our manufacturing flexibility and frequently provides us with a cost advantage over other production methods.

We transact business on an order-by-order basis without exclusive commitments or arrangements to purchase from any single manufacturer. We believe, however, that our historical long term relationships with certain manufacturers will help to ensure that adequate sources are available to produce a sufficient supply of goods in a timely manner and on satisfactory economic terms in the future.

We have from time to time had difficulty satisfying our raw material and finished goods requirements, and any similar future difficulties may adversely affect our business operations. Our four largest factory groups accounted for approximately 15% of our total global production for 2006, and a single vendor supplies substantially all of the zippers used in our products. These companies, however, have multiple factory locations, many of which are in different countries. This reduces the risk that unfavorable conditions at a single factory or location will have a material adverse effect on our business.

Sales and Distribution

Our products are sold to approximately 13,800 retailers throughout the world, ranging from specialty stores to department stores. Our strategy for continued growth is to focus on:

•	enhancing the channel productivity of our existing customers;

•	leveraging our brands internationally;

•	further developing our existing merchandise categories;

•	increasing our penetration into the department store and specialty footwear channels: and

•	expanding the global awareness of our brands through license agreements.

The following table presents net sales to unrelated entities and approximate percentages of net sales by geographic region for each of the last three years (dollars in millions):

	2006		2005		2004
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
United States	$752.0	58.4%	$676.9	58.6%	$666.7	60.9%
Europe	199.2	15.5	184.3	15.9	170.3	15.5
Canada	120.2	9.3	114.8	9.9	116.9	10.7
Other international (1)	216.3	16.8	179.8	15.6	141.4	12.9

Total	$1,287.7	100.0%	$1,155.8	100.0%	$1,095.3	100.0%

(1)	Includes direct sales in Japan, Korea and to third-party distributors.

See Note 16 of Notes to Consolidated Financial Statements for net sales to unrelated entities, income before income tax, total assets, interest income (expense), net, income tax expense (benefit), and depreciation and amortization expense by geographic segment.

North America

Approximately 43.5% of the retailers that offer our products worldwide are located in the United States and Canada. Sales in these two countries accounted for 67.7% of our net sales for 2006.

Columbia, Sorel, Montrail, and Pacific Trail products are sold through a combination of in-house sales agents and 28 independent sales agencies that in turn work with retail accounts varying in size from single specialty store operations to large chains made up of many stores in several locations.

Mountain Hardwear products are sold through 10 independent sales agencies that work with a variety of retail accounts that are primarily focused on smaller specialty outdoor and ski shops across the United States. Mountain Hardwear products are also sold through select specialty chain stores and catalog companies that feature high end outdoor equipment and apparel.

Our flagship store in Portland, Oregon is designed to create a distinctive “Columbia” environment, reinforcing the active and outdoor image of the Columbia brand. In addition, we use this store to test new marketing and merchandising techniques. We also operate eight outlet stores in various locations throughout North America. These outlet stores are designed to sell excess and distressed inventory without adversely affecting our retail accounts.

We inspect, sort, pack and ship the majority of our products sold to United States retailers from our Rivergate Distribution Center, which consists of approximately 850,000 square feet located in Portland, Oregon, and from our 4 Star Distribution Center, which consists of approximately 520,000 square feet located in Robards, Kentucky.

We handle Canadian distribution from a leased warehouse in Strathroy, Ontario.

In some instances, we arrange to have products shipped directly from our independent manufacturers to customer-designated facilities in the United States and Canada.

Europe

Our European headquarters is located in Geneva, Switzerland and we have sales offices in France, Germany, Italy, the United Kingdom, Switzerland, and the Netherlands. We sell our products directly to approximately 5,700 retailers in Western European countries. Our marketing and sales efforts, particularly in our direct European markets, resulted in net direct sales of our products in Europe of $199.2 million in 2006.

We distribute our apparel and footwear products in direct markets in Europe through our distribution center in Cambrai, France, which consists of approximately 269,000 square feet. We completed the expansion of this facility in January 2007.

We also operate two outlet stores in Europe: one in France and one in Spain.

Other International

We sell our products in Japan through a combination of wholesalers and retailers, including our own direct retail operations. We distribute our products in Japan through a warehouse that is owned and operated by an independent logistics company located near Tokyo. We sell our products in Korea through a combination of wholesalers, franchisees, and retailers, including our own direct retail operations. Korean distribution is conducted from a leased warehouse near Seoul.

In several other countries throughout the world, we sell our products to independent distributors. These distributors service retail customers in locations such as Australia, New Zealand, South America, portions of Europe, Russia and China, among others. For 2006, shipments to Russia represented the largest segment of our international distributor business.

Intellectual Property

We own many trademarks, including Columbia®, Columbia Sportswear Company®, Convert®, Sorel®, Bugaboo®, Bugabootoo®, Omni-Tech®, GRT®, Omni-Grip®, Columbia Interchange System®, Titanium®, Tough Mother®, Mountain Hardwear®, Montrail®, Pacific Trail®, the Columbia diamond shaped logo and arrow-circle design, the Mountain Hardwear nut logo and the Sorel polar bear logo. Our trademarks, many of which are registered or subject to pending applications in the United States and other nations, are used on a variety of goods, including apparel, footwear, equipment and licensed products. We believe that our trademarks are valuable and provide consumers with an assurance that the product being purchased is of high quality and provides good value. We also place significant value on product designs (the overall appearance and image of our products) that, along with trademarks, distinguish our products in the marketplace. We protect these proprietary rights and frequently take action to prevent counterfeit reproductions or other infringing activity. In the past we have successfully resolved conflicts over proprietary rights through legal action and negotiated settlements. As our market share expands in geographic scope and product categories, we anticipate intellectual property disputes will increase as well, making it more expensive and challenging to establish and protect our proprietary rights and to defend against claims of infringement by others.

Backlog

We typically receive the bulk of our orders for each of the fall and spring seasons by March 31 and September 30, respectively. A variety of factors correspond to these dates, including the timing of our order deadlines, the timing of our receipt of orders, and the timing of our shipments. As a result, our backlog at March 31 and September 30 is a more meaningful indicator of future sales than our backlog at December 31. Accordingly, we disclose our backlog at March 31 and at September 30 in our Quarterly Reports on Form 10-Q for those respective periods, rather than at December 31. Generally, orders are subject to cancellation prior to the date of shipment.

Seasonality of Business

Our business is affected by the general seasonal trends common to the outdoor apparel industry, with sales and profits highest in the third calendar quarter. Our products are marketed on a seasonal basis, with product sales mix weighted substantially toward the fall season. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Sales of our products are subject to substantial cyclical fluctuation and to the impact of unseasonable weather conditions. Sales tend to decline in periods of recession or economic uncertainty. This seasonality and any related fluctuation in consumer demand may have a material adverse effect on our results of operations, cash flows and financial position.

Competition

The active outerwear, sportswear and footwear segments of the apparel industry are highly competitive and we believe that this competition will increase. In addition, our licensees operate in very competitive markets (such as those for watches, leather outerwear, and socks). We encounter substantial competition in the active outerwear and sportswear business from, among others, The North Face, Inc. (VF Corporation), Marmot Mountain Ltd., Spyder Active Sports, Inc., Woolrich Woolen Mills, Inc., The Timberland Company, Carhartt, Inc., Patagonia Corporation, Helly Hansen A/S, Merrell (Wolverine Worldwide Inc.), Skis Rossignol S.A. (Quiksilver, Inc.), and Burton Snowboards. In addition, we compete with major sports apparel companies, such as NIKE, Inc., adidas AG, and Under Armour, Inc., and with fashion-oriented competitors, such as Polo Ralph Lauren Corporation and IZOD (Phillips-Van Heusen Corporation). Our footwear line competes with, among others, The North Face, Timberland, NIKE ACG, adidas AG, Merrell, Salomon, Teva (Deckers Outdoor Corporation), KEEN, Inc., Crocs Inc., and Kamik (Genfoot, Inc.). Many of these companies have global operations and compete with us in Europe and Asia. In Europe we also face competition from brands such as Berghaus Limited of the United Kingdom, Jack Wolfskin Ausrustung Fur Draussen GmbH & Co Kgaa of

Germany, Lafuma S.A. of France, and Helly Hansen of Scandinavia as well as many other regional brands. In Asia our competition is from brands such as The North Face, Hokurikv MontBell and Patagonia among others. In many cases, our most significant competition comes from our own retail customers that manufacture and market clothing and footwear under their own private labels. Some of our competitors are substantially larger and have greater financial, distribution, marketing and other resources than we do. We believe that the primary competitive factors in the market for active outerwear, sportswear, and footwear are price, brand name, functionality, durability and style and that our product offerings are well-positioned within the market.

Mountain Hardwear equipment (tents and sleeping bags) competes directly with such companies as The North Face, Sierra Designs (American Recreational Products), Kelty (American Recreational Products), Marmot, Arc’ Teryx Equipment, Inc. (Salomon USA) and other smaller specialized brands worldwide. Columbia and Mountain Hardwear bags and packs compete directly with JanSport, Inc., The North Face, Eastpak, High Sierra Sport Company, and other bag and pack brands worldwide.

Credit and Collection

We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In some markets and with some customers we use credit insurance to minimize our risk of credit loss. Some of our significant customers have had financial difficulties in the past, and future financial difficulties of our customers may have a material adverse effect on our business.

Government Regulation

Many of our imports are subject to existing or potential governmental tariff and non-tariff barriers to trade, such as import duties and quotas that may limit the quantity of various types of goods that may be imported into the United States and other countries. In addition, these trade barriers often represent a material portion of the cost of the merchandise. Although we diligently monitor these trade restrictions, the United States or other countries may impose new or adjusted quotas, duties, or other restrictions, any of which may have a material adverse effect on our business.

Employees

At December 31, 2006 we had 2,810 full-time employees. Of these employees, 1,291 were based in the United States, 1,079 in Asia, 324 in Europe and 116 in Canada.

Available Information

We file with the Securities and Exchange Commission (“SEC”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, proxy statements and registration statements. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically. We make available free of charge on or through our website at www.columbia.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the SEC.

Item 1A.    RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations may be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

We May be Adversely Affected by Weather Conditions

Our business is adversely affected by unseasonable weather conditions. Sales of our outerwear and cold weather footwear are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. For example, in certain prior fall seasons, unseasonably warm weather in the United States caused customers to delay, and in some cases reduce or cancel, orders for our outerwear, which had an adverse effect on our net sales and profitability. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring may have a material adverse effect on our results of operations and financial condition. Inventory accumulation by retailers resulting from unseasonable weather in one season may negatively affect orders in future seasons, which may have a material adverse effect on our results of operations and financial condition in future periods.

We May be Adversely Affected by an Economic Downturn or Economic Uncertainty

Sales of our products are subject to substantial cyclical fluctuation. Consumer demand for our products may not reach our growth targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and Europe. For example, a slower economy in the United States in 2002 and 2003 created additional uncertainties for our customers and our business. In addition, continued volatility in the global oil markets has resulted in rising fuel prices, which shipping companies may pass on to us. Because we price our products to our customers in advance and external cost increases may be difficult to anticipate, we may not be able to pass these increased costs on to our customers. Rising oil prices and interest rates may also adversely affect consumer demand. Our sensitivity to economic cycles and any related fluctuation in consumer demand and rising shipping and other costs may have a material adverse effect on our results of operations and financial condition.

Our International Operations Involve Many Risks

We are subject to the risks generally associated with doing business abroad. These risks include foreign laws and regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts and U.S. military operations have increased the risks of doing business abroad. These factors, among others, may affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. For example, the European Commission recently imposed additional duties on certain leather footwear imported into Europe from Vietnam and China. These duties may significantly affect the sale of our footwear in Europe. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, antidumping penalties or other charges or restrictions, any of which may have a material adverse effect on our results of operations and financial condition.

We May be Adversely Affected by the Financial Health of Retailers

We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant customers have had financial difficulties in the past, which in turn have had an adverse effect on our business. A slowing economy in our key markets may also have an adverse effect on the financial health of our customers, which may in turn have a material adverse effect on our results of operations and financial condition.

We Operate in Very Competitive Markets

The markets for outerwear, sportswear, footwear, related accessories and equipment are highly competitive, as are the markets for our licensed products. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories and equipment companies. Retailers who are our customers often pose our most significant competitive threat by marketing apparel, footwear and equipment under their own labels. For example, in 2006 our Europe business was negatively affected by a key customer’s decision to expand its private label program, which resulted in reduced outerwear and footwear orders from that key customer. We also compete with other companies for the production capacity of independent manufacturers that produce our products and for import quota capacity. Many of our competitors are significantly larger than us, have substantially greater financial, distribution, marketing and other resources than we have, and have achieved greater recognition for their products than we have. Increased competition may result in reductions in display areas in retail locations, reductions in sales, or reductions in our profit margins, any of which may have a material adverse effect on our results of operations and financial condition.

We May be Adversely Affected by Retailer Consolidation

When retailers combine their operations through mergers, acquisitions, or other transactions, their consolidated order volume may decrease while their bargaining power and the competitive threat they pose by marketing products under their own label may increase. Some of our significant customers have consolidated their operations in the past, which in turn has had a negative effect on our business. We expect retailer consolidation to continue, which may have a material adverse effect on our results of operations and financial condition.

We Face Risks Associated with Consumer Preferences and Fashion Trends

Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, although we believe that our products have not been significantly affected by past fashion trends, changes in fashion trends may have a greater impact as we expand our offerings to include more product categories in more geographic areas. We also face risks because our business requires us to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk through early order commitments by retailers, we must generally place production orders with manufacturers before we have received all of a season’s orders, and orders may be cancelled by retailers before shipment. If we fail to anticipate and respond to consumer preferences, we may have lower sales, excess inventories and lower profit margins, any of which may have a material adverse effect on our results of operations and financial condition.

Our Success Depends on Our Use of Proprietary Rights

Our registered and common law trademarks have significant value and are important to our ability to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. From time to time, we discover products that are counterfeit reproductions of our products or design “knock offs,” or that otherwise infringe on our proprietary rights. Counterfeiting activities typically increase as brand recognition increases, especially in markets outside the United States. If we are unsuccessful in challenging a party’s products on the basis of trademark or design infringement, continued sales of these products may adversely affect our sales and our brand and result in a shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. Additionally, in markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to successfully challenge use of those rights by other parties. Actions or decisions in the management of our intellectual property portfolio may affect the strength of the brand, which may in turn have a material adverse effect on our results of operations and financial condition.

Although we have not been materially inhibited from selling products in connection with trademark and trade dress disputes, as we extend our brand into new product categories and new product lines and expand the geographic scope of our marketing, we may become subject to litigation based on allegations of the infringement of intellectual property rights of third parties including third party copyright and patent rights. Future litigation also may be necessary to defend us against such claims or to enforce and protect our intellectual property rights. Any intellectual property litigation may be costly and may divert management’s attention from the operation of our business. Adverse determinations in any litigation may result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. This may have a material adverse effect on our results of operations and financial condition.

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

Our distribution facilities in the United States and France are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. In 2007, we are continuing to upgrade our Portland distribution center. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations.

Our distribution facilities may also be interrupted by disasters, such as earthquakes (which are known to occur in the Northwestern United States) or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that may be caused by significant disruptions in our distribution facilities.

Our Success Depends on Our Information Systems

Our business is increasingly reliant on information technology. Information systems are used in all stages of our production cycle, from design to distribution, and are used as a method of communication between employees, with our subsidiaries and liaison offices overseas, as well as with our customers. We also rely on our information systems to allocate resources and forecast operating results. System failures or service interruptions may occur as the result of a number of factors, including computer viruses, hacking or other unlawful activities by third parties, disasters, or our failure to properly protect, repair, maintain, or upgrade our systems. Any interruption of critical business information systems may have a material adverse affect on our results of operations and financial condition.

Our Success Depends on Our Growth Strategies

We face many challenges in implementing our growth strategies. For example, our expansion into international markets involves countries where we have little sales or distribution experience and where our brands are not yet widely known. Expanding our product categories involves, among other things, gaining experience with new brands and products, gaining consumer acceptance, and establishing and protecting intellectual property rights. Increasing sales to department stores and improving the sales productivity of our customers will each depend on various factors, including strength of our brand names, competitive conditions, our ability to manage increased sales and future expansion, the availability of desirable locations and the negotiation of terms with retailers. Future terms with customers may be less favorable to us than those under which we now operate. Large retailers in particular increasingly seek to transfer various costs of business to their vendors, such as the cost of lost profits from product price markdowns.

To implement our business strategy, we must manage growth effectively. We must continue to modify various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Growth may place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we may have operating difficulties as a result. For example, in recent years, we have undertaken a number of new initiatives that require significant management attention and corporate resources, including the development or expansion of distribution facilities on two continents, the acquisition, rejuvenation and expansion of the Sorel and Pacific Trail brands, and the acquisition, integration and expansion of Mountain Hardwear, Inc. and the Montrail brand. This growth involves many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our results of operations and financial condition.

We May be Adversely Affected by Currency Exchange Rate Fluctuations

Although we generally purchase products in U.S. dollars, the cost of these products, which are generally produced overseas, may be affected by changes in the value of the relevant currencies. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses may be materially affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. dollars for consolidated financial reporting. Currency exchange rate fluctuations may also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. As a result, foreign currency fluctuations may have a material adverse effect on our results of operations and financial condition.

We May be Adversely Affected by Labor Disruptions

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at factories, shipping ports, transportation carriers, or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing seasons, and may have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.

We Depend on Independent Manufacturers

Our products are produced by independent manufacturers worldwide. We do not operate or own any production facilities. Although we enter into a number of purchase order commitments each season, we generally do not maintain long-term manufacturing contracts. Because of these factors, manufacturing operations may fail to perform as expected or our competitors may obtain production or quota capacities that effectively limit or eliminate the availability of these resources to us. If a manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary production or quota capacities, we may miss delivery deadlines, or incur additional costs, which may result in cancellation of orders, refusal to accept deliveries, a reduction in purchase prices, or increased costs, any of which may have a material adverse effect on our business. Reliance on independent manufacturers also creates quality control risks. A failure in our quality control program may result in diminished product quality, which may result in increased order cancellations and returns and decreased consumer demand for our products, which may have a material adverse affect on our results of operations and financial condition. Finally, if a manufacturer violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, we may be subject to significant negative publicity, consumer demand for our products may decrease, and under some circumstances we may be subject to liability for the manufacturer’s practices, any of which may have a material adverse effect on our results of operations and financial condition.

We Depend on Key Suppliers

Some of the materials that we use may be available from only one source or a very limited number of sources. For example, some specialty fabrics are manufactured to our specification by one source or a few sources and zippers are supplied by one manufacturer. From time to time, we have difficulty satisfying our raw material and finished goods requirements. Although we believe that we can identify and qualify additional manufacturers to produce these materials as necessary, there are no guarantees that additional manufactures will be available. In addition, depending on the timing, any changes may result in increased costs or production delays, which may have a material adverse effect on our results of operations and financial condition.

Our Advance Purchases of Products May Result in Excess Inventories

To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place orders for our products with manufacturers prior to receiving all of our customers’ orders and we maintain an inventory of various products that we anticipate will be in greater demand. We may not be able to sell the products we have ordered from manufacturers or that we have in our inventory. Customers are allowed to cancel an order prior to shipment with sufficient notice. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which may have a material adverse effect on our results of operations and financial condition.

We Depend on Key Personnel

Our future success will depend in part on the continued service of key personnel, particularly Timothy Boyle, our President and Chief Executive Officer, and Gertrude Boyle, our Chairman and widely-recognized advertising spokesperson. Our future success will also depend on our ability to attract and retain key managers, designers, sales people and others. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors in and around Portland, Oregon (including NIKE, Inc. and adidas AG). We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

Our Business Is Affected by Seasonality

Our results of operations are likely to continue to fluctuate significantly from period to period. Our products are marketed on a seasonal basis; our results of operations for the quarter ended September 30 in the past have been much stronger than the results for the other quarters. This seasonality, along with other factors that are beyond our control, and that are discussed elsewhere in this section, may adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of factors that are beyond our control, including shifts in product sales mix, geographic sales trends, and currency exchange rate fluctuations, all of which we expect to continue as we expand our product offerings and geographic penetration. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

We Face Risks of Product Liability and Warranty Claims

Our products are used in outdoor activities, sometimes in severe conditions. Although we have not incurred any significant expense as the result of product recalls or product liability claims, recalls or claims in the future may have a material adverse effect on our results of operations and financial condition. Some of our products carry warranties for defects in quality and workmanship. We maintain a warranty reserve for future warranty claims, but the actual costs of servicing future warranty claims may exceed the reserve, which may also have a material adverse effect on our results of operations and financial condition.

Our Common Stock Price May Be Volatile

The price of our common stock has fluctuated substantially since our initial public offering. Our common stock is traded on the NASDAQ Global Select Market, which is likely to continue to have significant price and volume fluctuations that may adversely affect the market price of our common stock without regard to our operating performance. Factors such as fluctuations in financial results, variances from financial market expectations, changes in earnings estimates by analysts, or announcements by us or our competitors may also cause the market price of our common stock to fluctuate, perhaps substantially.

Insiders Control a Majority of Our Common Stock and May Sell Shares

Three shareholders— Timothy Boyle, Gertrude Boyle and Sarah Bany— beneficially own a majority of our common stock. As a result, if acting together, they can effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these three insiders are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933 and the Securities Exchange Act of 1934. The sale or the prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Following is a summary of principal properties owned or leased by us.

Corporate Headquarters: Portland, Oregon (1 location) – owned Canadian Operation (1): Strathroy, Ontario (1 location) – leased	U.S. Distribution Facilities: Portland, Oregon (1 location) – owned Robards, Kentucky (1 location) – owned Europe Distribution Facility: Cambrai, France (1 location) – owned

(1)	Lease expires in December 2011.

Item 3.	LEGAL PROCEEDINGS

From time to time in our normal course of business we are a party to various legal claims, actions and complaints. Currently, we do not have any pending litigation that we consider material.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A.	EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The following table sets forth our executive officers and certain key employees.

Name	Age	Position
Gertrude Boyle	83	Chairman of the Board (1)
Timothy P. Boyle	57	President, Chief Executive Officer, Director (1)
Patrick D. Anderson	49	Vice President and Chief Operating Officer, Assistant Secretary (1)
Kerry W. Barnes	55	Vice President of Retail
Peter J. Bragdon	44	Vice President and General Counsel, Secretary (1)
Sherrie M. Curtin	51	Vice President of Women’s and Youth Apparel
Thomas B. Cusick	39	Vice President and Corporate Controller
Daniel G. Hanson	48	Vice President of Marketing
Mark N. Koppes	44	Vice President of Men’s Apparel
Michael W. McCormick	44	Vice President of Sales (1)
Susan G. Popp	51	Vice President of Human Resources (1)
Grant D. Prentice	52	Vice President Apparel Product Innovation (1)
Mark J. Sandquist	47	Vice President of Apparel and Equipment (1)
Bryan L. Timm	43	Vice President and Chief Financial Officer, Treasurer (1)
William Tung	42	Vice President of International Sales and Operations (1)
Patrick J. Werner	51	Vice President of Global Apparel Manufacturing

(1)	These individuals are considered Executive Officers of Columbia.

Gertrude Boyle has served as Chairman of the Board of Directors since 1983. Columbia was founded by her parents in 1938 and managed by her husband, Neal Boyle, from 1964 until his death in 1970. Mrs. Boyle also served as our President from 1970 to 1988. Mrs. Boyle is Timothy P. Boyle’s mother.

Timothy P. Boyle joined Columbia in 1971 as General Manager and has served as President and Chief Executive Officer since 1988. He has been a member of the Board of Directors since 1978. Mr. Boyle is also a member of the Board of Directors of Northwest Natural Gas Company and Widmer Brothers Brewing Company. Mr. Boyle is Gertrude Boyle’s son.

Patrick D. Anderson joined Columbia in June 1992 as Manager of Financial Reporting, became Corporate Controller in August 1993, and was appointed Chief Financial Officer in December 1996. In May 2001, Mr. Anderson was appointed Vice President of Finance and Administration as well as Assistant Secretary and served in this position until July 2002 when Mr. Anderson was named Vice President and Chief Operating Officer. From 1985 to 1992, Mr. Anderson was an accountant with Deloitte & Touche LLP.

Kerry W. Barnes joined the company in January 2007 as Vice President of Retail. From 2000 to 2006, Mr. Barnes served as the U.S. Director of Retail Stores for adidas AG. From 1981 to 2000, Mr. Barnes held various retail positions at Foot Locker, Inc. including Director of Outlet Sales and Regional Retail Vice President.

Peter J. Bragdon became Vice President and General Counsel, Secretary of Columbia in July 2004. Previously, from 1999 to January 2003, Mr. Bragdon served as Senior Counsel and Director of Intellectual Property for Columbia. Mr. Bragdon served as Chief of Staff in the Oregon Governor’s office from January 2003 through June 2004. From 1993 to 1999, Mr. Bragdon was an attorney in the corporate securities and finance group at Stoel Rives LLP. Mr. Bragdon served as Special Assistant Attorney General for the Oregon Department of Justice for seven months in 1996.

Sherrie M. Curtin joined Columbia in 1997 as Key Account Sales Manager and held various management positions in both the apparel sales and merchandising divisions until November 2006 when she was promoted to

Vice President of Women’s and Youth Apparel. Prior to joining Columbia, Ms. Curtin held a merchandise management position at adidas from 1996 to 1997. From 1976 to 1996, Mrs. Curtin held various management positions in footwear and apparel for G. I. Joe’s, Inc.

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

Daniel G. Hanson joined Columbia in September 1989 and held various management positions in sales and marketing until 1996, when he became Director of Marketing Communications. In March 2006 Mr. Hanson was named Vice President of Marketing. From 1982 to 1989 Mr. Hanson worked for Helly-Hansen, where he served as United States Marketing Manager from 1986 to 1989.

Mark N. Koppes joined Columbia in August 2005 as General Manager, Men’s Apparel. In November 2006, he was promoted to Vice President of Men’s Apparel. Prior to Columbia, Mr. Koppes worked at NIKE, Inc. for 15 years in various positions including Product Line Manager, Apparel Merchandise Manager, Marketing Director, Apparel Business Director, Global Merchandise Director and Men’s Apparel General Manager.

Michael W. McCormick joined Columbia in July 2006 as Vice President of Sales. From 2003 to 2006, Mr. McCormick served as Chief Marketing Officer for Golf Galaxy, Inc. From 2000 to 2002, Mr. McCormick served as Executive Vice President—Global Sales for Callaway Golf Company, and from 1992 to 2000, Mr. McCormick worked for NIKE, Inc. in various sales management positions, including Director of National Sales.

Susan G. Popp joined Columbia in April 1997 as Human Resources Manager and in May of 2004 was named Human Resources Director. In March 2006, Ms. Popp was named Vice President of Human Resources. Prior to joining Columbia, Ms. Popp held Human Resource positions at NIKE, Inc. from 1996 to 1997; at Avia from 1994 to 1996; and at Blue Cross and Blue Shield of Oregon from 1981 to 1993.

Grant D. Prentice joined Columbia in May 1984 as General Manager – Outerwear Merchandising. In May 2001, Mr. Prentice was named Vice President and General Manager – Outerwear Merchandising. In July 2004, Mr. Prentice was named Vice President Global Outerwear Integration. In November 2006, Mr. Prentice was named Vice President, Apparel Product Innovation. From 1977 to 1984, Mr. Prentice worked as a sales representative for Gerry Outdoor Products, a skiwear company based in Colorado.

Mark J. Sandquist joined Columbia in March 1995 as Senior Merchandiser of Men’s and Women’s Sportswear and in August 2000 was named General Manager – Sportswear Merchandising. In July 2004, Mr. Sandquist was named Vice President of Apparel and Equipment. From 1985 to 1995, Mr. Sandquist held various management positions for Unionbay Sportswear.

Bryan L. Timm joined Columbia in June 1997 as Corporate Controller and was named Chief Financial Officer in July 2002. In 2003 Mr. Timm was also named Vice President and Treasurer. From 1991 to 1997 Mr. Timm held various financial management positions for Oregon Steel Mills, Inc. From 1986 to 1991, Mr. Timm was an accountant with KPMG LLP. Mr. Timm is a member of the Board of Directors of Umpqua Holdings Corporation.

William Tung joined Columbia in September 2003 and was named Vice President of International Sales and Operations in December 2004. From 2002 to 2003, Mr. Tung worked for The Body Shop International PLC as Regional Director of North Asia. He was employed by The Rockport Company from 1994 to 2002 where he served in a variety of capacities, most recently as Vice President of Europe. From 1991 to 1994, Mr. Tung

worked for Prince Racquet Sports (a division of Benetton Sportsystems) as Sales and Marketing Manager of Asia-Pacific.

Patrick J. Werner joined Columbia in April 2004 as the Director of Apparel Sportswear Sourcing. In November 2006, he was promoted to Vice President of Global Apparel Manufacturing. Prior to Columbia, Mr. Werner held several key apparel manufacturing and labor compliance roles at NIKE, Inc., where he worked from 1981 until 2004.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol “COLM.” At March 1, 2007, there were approximately 185 shareholders of record.

Following are the quarterly high and low closing prices for our Common Stock for the years ended December 31, 2006 and 2005:

	HIGH	LOW
2006
First Quarter	$54.54	$45.35
Second Quarter	$57.31	$44.96
Third Quarter	$56.76	$43.60
Fourth Quarter	$61.32	$52.77

2005
First Quarter	$57.65	$52.83
Second Quarter	$54.11	$43.00
Third Quarter	$51.81	$44.29
Fourth Quarter	$48.52	$42.07

Since the completion of our initial public offering in April 1998 through the third quarter of 2006, we did not declare any dividends. On October 26, 2006, the Board of Directors approved our first quarterly dividend of $0.14 per share, payable on November 30, 2006 to shareholders of record on November 16, 2006. On January 25, 2007, the Board of Directors approved another quarterly dividend of $0.14 per share, payable on March 1, 2007 to shareholders of record on February 15, 2007. Our current dividend policy is dependent on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. For various restrictions on our ability to pay dividends, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 6 of Notes to Consolidated Financial Statements.

Performance Graph

The line graph below compares the cumulative total shareholder return of our Common Stock with the cumulative total return of the Standard & Poor’s (S&P) Small Cap 600 Index, the S&P 500 Textile (Apparel) Index and the S&P 500 Index for the period beginning December 31, 2001 and ending December 31, 2006. The graph assumes that $100 was invested on December 31, 2001, and that any dividends were reinvested. Indices for the S&P 500 and S&P 500 Textile (Apparel) are included in order to provide shareholders comparisons with companies outside the small capitalization category.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Columbia Sportswear Company

Stock Price Performance

December 31, 2001—December 31, 2006

Total Return Analysis
	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Columbia Sportswear Co.	$100.00	$133.39	$163.66	$179.01	$143.33	$167.67
S&P 500 Textile (Apparel)	$100.00	$105.31	$145.37	$185.08	$182.33	$225.50
S&P Small Cap 600	$100.00	$85.09	$118.05	$144.72	$155.73	$178.84
S&P 500	$100.00	$77.95	$100.27	$111.15	$116.60	$134.28

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding our securities authorized for issuance under equity compensation plans.

Item 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2006 have been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Accompanying Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Year ended December 31,
	2006 (1)	2005	2004	2003	2002
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,287,672	$1,155,791	$1,095,307	$951,786	$816,319
Cost of sales	746,617	652,036	597,373	511,101	437,782

Gross profit	541,055	503,755	497,934	440,685	378,537
Selling, general and administrative expense	366,768	322,197	290,538	252,307	216,085
Net licensing income	(5,486)	(4,408)	(4,032)	(1,811)	(1,223)

Income from operations	179,773	185,966	211,428	190,189	163,675
Interest (income) expense, net	(5,562)	(4,889)	(3,493)	(480)	(354)
Income tax expense	62,317	60,119	76,297	70,548	61,511

Net income	$123,018	$130,736	$138,624	$120,121	$102,518

Per Share of Common Stock Data:
Earnings per share:
Basic	$3.39	$3.39	$3.44	$3.01	$2.60
Diluted	3.36	3.36	3.40	2.96	2.56
Cash dividends declared	0.14	—	—	—	—
Weighted average shares outstanding:
Basic	36,245	38,549	40,266	39,953	39,449
Diluted	36,644	38,943	40,812	40,591	40,063

	2006	2005	2004	2003	2002
Balance Sheet Data:
Working capital	$569,028	$553,951	$609,137	$501,344	$361,628
Inventories	212,323	185,870	165,426	126,808	94,862
Total assets	1,027,373	967,640	947,625	783,766	592,817
Long-term debt, net of current maturities	136	7,414	12,636	16,335	20,636
Shareholders’ equity	830,703	742,790	780,250	640,829	472,719

(1)	Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, under which compensation expense is recognized in the Consolidated Statement of Operations for the fair value of employee stock-based compensation. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, under APB Opinion No. 25, no compensation expense was recognized because the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of grant. The Company applied the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, as if the fair value method had been applied in measuring compensation expense. See Note 13 of Notes to Consolidated Financial Statements for further discussion.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance conditions or market position, including any statements regarding anticipated sales growth across markets, distribution channels and product categories, access to raw materials and factory capacity, and financing and working capital requirements and resources.

These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors may cause actual results to differ materially from those projected in forward-looking statements, including the risks described above in Item 1A, Risk Factors. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

The following discussion of our results of operations and liquidity and capital resources, including known trends and uncertainties identified by management, should be read in conjunction with the Consolidated Financial Statements and Accompanying Notes that appear elsewhere in this annual report.

All references to years relate to the calendar year ended December 31 of the particular year.

Overview

Since our initial public offering in 1998, our net sales have steadily increased from $427.3 million in 1998 to $1,287.7 million in 2006, which equates to a compound annual growth rate of 14.8% for this period. Although we cannot predict future results with certainty, our long-term goal is to capitalize on global market opportunities for each of our key product categories. We are committed to our growth strategies of enhancing the channel productivity of our existing customers, leveraging our brands internationally, further developing our existing merchandise categories, increasing our penetration into the department store and specialty footwear channels and expanding the global awareness of our brands through license agreements. With our well-developed sourcing and distribution infrastructure and proven design and product development team, we believe that we are well positioned for future long-term growth.

Highlights for the year ended December 31, 2006:

•

Net sales increased $131.9 million, or 11.4%, to $1,287.7 million in 2006 from $1,155.8 million in 2005. Excluding changes in currency exchange rates, net sales increased 10.7%. Our sales growth was largely attributable to increased sales in the United States and our Other International business, which include our direct business in Japan and Korea and our international distributor markets worldwide. From a product category perspective, our sales growth was predominantly attributable to increased sales of sportswear and outerwear. Sportswear sales continued to outpace outerwear sales as our largest product category representing $509.1 million, or 39.5%, of 2006 net sales.

•

Our backlog for the spring 2007 selling season increased $55.2 million, or 15.4%, to $414.5 million as of September 30, 2006 from $359.3 million as of September 30, 2005. Spring orders increased in all key geographic markets, particularly in the United States and international distributor markets. Increased sportswear backlog continues to be the key driver of spring order growth. Although we cannot predict future results with certainty, our reported backlog is one indicator of our anticipated growth rates for the spring 2007 selling season, in which the majority of shipments occur in the first and second quarter of 2007. Many factors, however, may cause actual sales to differ materially from reported future order backlog. Moreover, our spring backlog is not indicative of, and should not be utilized in forecasting, sales beyond the spring 2007 selling season.

•

For the year, gross profit decreased 160 basis points to 42.0% in 2006 from 43.6% in 2005. This contraction was primarily due to increased competition and inefficiencies in our fall 2006 product line, lower-margin acquired Pacific Trail and Montrail businesses and various less significant items including stock-based compensation, European anti-dumping duties, and certain international promotional campaigns. These items were partially offset by a reduction in sales of lower gross margin closeout products.

•

Selling, general and administrative expenses increased $44.6 million to 28.5% of net sales in 2006 from 27.9% of net sales in 2005. This increase was primarily attributable to additional personnel-related costs to support our growth strategies and stock-based compensation expense.

•	Net income decreased 5.9% to $123.0 million in 2006 from $130.7 million in 2005, and diluted earnings per share remained constant at $3.36 in 2006 and 2005.

•

Since the inception of our stock repurchase plan in April 2004, our Board of Directors has authorized the repurchase of $400 million of our common stock and we have repurchased approximately 6.0 million shares at an aggregate purchase price of $284.3 million through December 31, 2006. The repurchase program does not obligate us to acquire any specific number of shares or acquire shares over any specified period of time.

Results of Operations

Net income decreased $7.7 million, or 5.9%, to $123.0 million in 2006 from $130.7 million in 2005. Diluted earnings per share remained constant at $3.36 in 2006 and 2005. Net income decreased $7.9 million, or 5.7%, to $130.7 million in 2005 from $138.6 million in 2004. Diluted earnings per share decreased $0.04 to $3.36 in 2005 from $3.40 in 2004.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Consolidated Statements of Operations:

	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.0	56.4	54.5

Gross profit	42.0	43.6	45.5
Selling, general and administrative expense	28.5	27.9	26.5
Net licensing income	(0.5)	(0.4)	(0.3)

Income from operations	14.0	16.1	19.3
Interest (income) expense, net	(0.4)	(0.4)	(0.3)

Income before income tax	14.4	16.5	19.6
Income tax expense	4.8	5.2	6.9

Net income	9.6%	11.3%	12.7%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales:    Consolidated net sales increased $131.9 million, or 11.4%, to $1,287.7 million in 2006 from $1,155.8 million in 2005. Excluding changes in currency exchange rates, consolidated net sales increased 10.7%.

Reconciliation of Net Sales Changes to Net Sales Changes Excluding Changes in Currency Exchange Rates

Net sales from year to year are affected by changes in selling prices and unit volume as well as changes in currency exchange rates where we have sales in foreign locations. Our net sales changes excluding the effect of changes in currency exchange rates are presented below. We disclose changes in sales excluding changes in currency exchange rates because we use the measure to understand sales growth excluding any impact from foreign currency exchange rate changes. In addition, our foreign sales management teams are generally evaluated and compensated in part based on the results of operations excluding currency exchange rate changes for their respective regions. Amounts calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP, are denoted.

	Year ended December 31, 2006
	Amount (millions)	% Change
Consolidated:
Net sales increase (GAAP)	$131.9	11.4%
Effect of currency exchange rate changes	(8.8)	(0.7)

Net sales increase excluding changes in currency exchange rates	$123.1	10.7%

United States:
Net sales increase (GAAP)	$75.1	11.1%

Europe:
Net sales increase (GAAP)	$14.9	8.1%
Effect of currency exchange rate changes	(0.7)	(0.4)

Net sales increase excluding changes in currency exchange rates	$14.2	7.7%

Canada:
Net sales increase (GAAP)	$5.4	4.7%
Effect of currency exchange rate changes	(8.1)	(7.1)

Net sales decrease excluding changes in currency exchange rates	$(2.7)	(2.4)%

Other International:
Net sales increase (GAAP)	$36.5	20.3%
Effect of currency exchange rate changes	—	—

Net sales increase excluding changes in currency exchange rates	$36.5	20.3%

Increased net sales were realized in each major geographic region in which we operate, led by the United States and followed by Other International, Europe and Canada. By product category, increased net sales were led by sportswear, followed by outerwear, equipment and footwear, while sales of accessories decreased. Sales growth was primarily the result of an increase in the quantity of units sold in each geographic region and product category.

Net sales from sportswear increased $58.8 million, or 13.1%, to $509.1 million in 2006 from $450.3 million in 2005. As a result of continued strength in our sportswear business, sportswear remained our largest product category, representing 39.5% of total sales. We primarily attribute the increase in sportswear unit sales to an increase in sales in the United States, followed by Other International, Canada and Europe. The increase in sportswear sales was driven by continued growth in the United States resulting from a broader assortment of products, competitive pricing and related consumer demand for our sportswear products, particularly knitted and woven tops, pants and fleece sweaters.

Net sales from outerwear increased $56.5 million, or 12.8%, to $496.5 million in 2006 from $440.0 million in 2005. We primarily attribute the increase in outerwear sales to an increase in sales in the United States, followed by Other International, Europe and Canada. Outerwear unit sales growth in the United States was the result of an expanded line of outerwear styles for the Columbia brand as well as sales resulting from our acquisition of the Pacific Trail brand. We expanded our Fall 2006 Columbia outerwear product line due to increased competition in the United States and internationally. International outerwear sales growth was attributable to continued strength in certain key international distributor markets as well as our ability to capitalize on our expanded Fall 2006 product line.

Net sales from footwear increased $8.5 million, or 4.0%, to $219.7 million in 2006 from $211.2 million in 2005. Footwear sales growth was led by Other International, followed by Europe, while sales of footwear decreased in Canada and the United States. Our footwear unit sales growth was driven by incremental sales of Montrail-branded footwear. Excluding sales of Montrail footwear, footwear sales were adversely affected by undifferentiated product in our Columbia footwear product line coupled with a highly competitive outdoor footwear market and warm global weather conditions, which had a negative effect on sales of cold weather footwear.

Net sales from accessories decreased $2.5 million, or 5.5%, to $42.7 million in 2006 from $45.2 million in 2005. The decrease in accessories sales was the result of decreased sales in all major geographic regions. We attribute this decrease to bags and packs, which we began to directly produce and sell beginning in 2006. Bags and packs that we directly produce and sell are categorized as equipment. Prior to 2006, bags and packs sold in our direct markets internationally were produced and sold by third parties and these sales were included in accessories. Beginning in 2007, accessories and equipment will be presented as one combined category.

Net sales from equipment increased $10.6 million, or 116.5%, to $19.7 million in 2006 from $9.1 million in 2005. Equipment sales unit growth was led by the United States, followed by Other International, Europe and Canada. We attribute this growth to sales of bags and packs, which we began to directly produce and sell beginning in 2006. Bags and packs that we directly produce and sell are categorized as equipment. Prior to 2006, bags and packs sold in the United States and through our international distributor channel were produced and sold by a third party licensee and these sales were included in net license income. Beginning in 2007, accessories and equipment will be presented as one combined category.

Net sales in the United States increased $75.1 million, or 11.1%, to $752.0 million in 2006 from $676.9 million in 2005. The increase in net sales in the United States was attributable to increased sales of sportswear, followed by outerwear and equipment sales, while sales of footwear and accessories decreased. Sales growth in the United States was the result of an expanded product line for outerwear and sportswear as well as increased sales within most of our distribution channels, particularly the department store, outdoor and sports specialty channels. The sales growth in the United States was also attributable to sales of Pacific Trail outerwear and Montrail footwear which were $22.4 million and $14.0 million, respectively.

Net sales in Europe increased $14.9 million, or 8.1%, to $199.2 million in 2006 from $184.3 million in 2005. Excluding changes in currency exchange rates, Europe’s net sales increased 7.7%. Sales growth was led by outerwear, followed by sportswear, footwear and equipment sales, while sales of accessories decreased. Our Europe business was affected by competitive pressures coupled with a key customer’s decision to expand its private label program, which resulted in reduced outerwear and footwear orders from that key customer. Warm weather conditions throughout Europe during the third and fourth quarters also affected Europe sales unfavorably. Despite these negative factors, Europe sales increased predominantly as the result of increased sales in Switzerland, France and Italy while sales in other key markets including Spain, Germany and the United Kingdom decreased. Sales growth in Switzerland was partially attributable to the acquisition of our distributor in Switzerland, Tecnisport SA, in July 2005.

Net sales in Canada increased $5.4 million, or 4.7%, to $120.2 million in 2006 from $114.8 million in 2005. Excluding changes in currency exchange rates, Canada’s net sales decreased 2.4%. Sales growth was led by sportswear, followed by outerwear and equipment, while sales of footwear and accessories decreased. Sales growth in Canada was largely due to increased sales within the department store and sports specialty channels. Warm weather conditions, primarily in eastern Canada, during the third and fourth quarters negatively affected cold weather apparel and footwear shipments.

Net sales from Other International, which includes our direct business in Japan and Korea and our international distributor markets worldwide, increased $36.5 million, or 20.3%, to $216.3 million in 2006 from $179.8 million in 2005. Excluding changes in currency exchange rates, Other International sales increased 20.3%. Sales growth for Other International was led by our international distributors, followed by our Korea and Japan businesses. Sales growth was led by outerwear, followed by sportswear, footwear and equipment, while sales of accessories decreased. Sales growth by our international distributors was largely the result of increased sales by our distributors in Russia and China, which continued to expand our brand presence at retail in those countries. The increase in Korea sales resulted from the opening of new stores and continued sales growth attributable to the Mountain Hardwear brand. Japan sales growth resulted from continued consumer demand for Columbia-brand products through key distribution channels, particularly sports chains, and increased sales through our own retail channel.

Gross Profit:    Gross profit as a percentage of net sales decreased to 42.0% in 2006 from 43.6% in 2005. We primarily attribute the decrease in gross profit margin to increased competition and inefficiencies in our fall 2006 product line, lower gross margins on Pacific Trail and Montrail shipments and various other less significant items, including stock-based compensation expense, European anti-dumping duties imposed on Chinese and Vietnamese footwear imports and certain international promotional campaigns. The negative gross margin effect of these items was partially offset by a reduction in sales of closeout products.

The most significant factor that adversely affected our 2006 gross profit margins was increased competition in the United States and Europe. As a result of these competitive pressures, we broadened our product assortment, resulting in sourcing inefficiencies, and more competitively priced our Fall 2006 products, both of which negatively affected our 2006 gross profit margins.

A decrease in 2006 closeout sales at higher gross margins compared to 2005 had a favorable effect on our consolidated gross profits. This decrease is partially attributable to elevated closeout sales levels in 2005 due to unseasonably cool weather conditions in the early part of the spring season in the United States.

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

SG&A expense increased $44.6 million, or 13.8%, to $366.8 million in 2006 from $322.2 million in 2005. Selling expenses increased $2.8 million, or 2.5%, while general and administrative expenses increased $41.8 million, or 19.9%. As a percentage of net sales, SG&A increased to 28.5% of net sales for 2006 from 27.9% of net sales for 2005. Selling expenses, including commissions and advertising, decreased to 8.9% of net sales for 2006 from 9.7% of net sales for 2005. We attribute the decrease in selling expenses as a percentage of net sales to lower sales commissions and other promotional expenses. The decrease in sales commissions was largely attributable to our decision to hire an internal sales staff in certain key European markets.

The increase in general and administrative expenses primarily resulted from an increase in personnel-related costs. We attribute the increase in personnel costs to stock-based compensation expense of $9.1 million and increased personnel costs in the United States and Europe. The increased personnel costs in the United States were partially a result of our acquisition of the Montrail and Pacific Trail brands while the increased European headcount was attributable to our decision to hire an internal sales staff for certain key European markets as well as increased merchandising and administrative personnel. Depreciation and amortization included in general and administrative expenses totaled $22.5 million for 2006 compared to $22.7 million for 2005.

Net Licensing Income:    As our licensees have become more established in the marketplace with the sale of branded products, our licensing arrangements have produced highly profitable income for us. We derive net licensing income by licensing our trademarks across a range of categories that complement our current product offerings.

For 2006, we recognized licensing income from 21 licensees. Products distributed by our licensees in 2006 included socks, performance base layer, leather outerwear and accessories, camping gear, eyewear, home furnishings, bicycles and other accessories.

Net licensing income increased $1.1 million, or 25.0%, to $5.5 million in 2006 from $4.4 million in 2005. Licensing income in 2006 was led by Columbia licensed socks and performance base layer, followed by licensed leather outerwear and accessories, camping gear, eyewear and home furnishings.

Interest Income and Expense:    Interest income was $6.8 million in 2006 compared to $6.4 million in 2005. The increase in interest income was primarily due to the higher interest rate environment compared to the same period in 2005, partially offset by the reduction in cash and short-term investments used for operations, repurchase of common stock, capital expenditures and acquisitions during 2006. Interest expense decreased to $1.2 million in 2006 from $1.5 million in 2005. The decrease in interest expense was primarily attributable to a lower long-term debt level coupled with higher capitalized interest related to distribution related capital projects, which reduced interest expense during 2006.

Income Tax Expense:    Our provision for income taxes increased to $62.3 million in 2006 from $60.1 million in 2005 due to an increase in the effective tax rate to 33.6% in 2006 from 31.5% in 2005. The lower rate in 2005 was due primarily to the conclusion of several income tax audits which resulted in the recording of a net tax benefit in 2005 of approximately $5.6 million.

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

	Year ended December 31, 2005
	Amount (millions)	% Change
Consolidated:
Net sales increase (GAAP)	$60.5	5.5%
Effect of currency exchange rate changes	(11.5)	(1.0)

Net sales increase excluding changes in currency exchange rates	$49.0	4.5%

United States:
Net sales increase (GAAP)	$10.2	1.5%

Europe:
Net sales increase (GAAP)	$14.0	8.2%
Effect of currency exchange rate changes	(0.9)	(0.5)

Net sales increase excluding changes in currency exchange rates	$13.1	7.7%

Canada:
Net sales decrease (GAAP)	$(2.1)	(1.8)%
Effect of currency exchange rate changes	(8.5)	(7.3)

Net sales decrease excluding changes in currency exchange rates	$(10.6)	(9.1)%

Other International:
Net sales increase (GAAP)	$38.4	27.2%
Effect of currency exchange rate changes	(2.1)	(1.5)

Net sales increase excluding changes in currency exchange rates	$36.3	25.7%

The increase in net sales was led by our Other International business, followed by our Europe and United States businesses, partially offset by a decrease in net sales by our Canada business. Sales growth was primarily the result of an increase in the quantity of units sold in each geographic region except Canada. Unit sales quantities increased in each product category except outerwear and accessories.

Net sales from outerwear decreased $20.3 million, or 4.4%, to $440.0 million in 2005 from $460.3 million in 2004. This decrease was the result of weakness in our outerwear business in the United States and Canada. Outerwear unit sales growth was strong in Other International while Europe outerwear sales also increased. The decrease in outerwear sales in the United States was primarily attributable to the negative effect of poor sell-through last fall that resulted primarily from unseasonably warm weather conditions, an increasingly competitive outerwear market and an increasingly challenging retail environment. The outerwear sales growth in Other International was the result of strong sales growth in our international distributor business as well as our direct businesses in Japan and Korea. The growth in these markets was partially the result of favorable weather conditions, which drove the retail sell-through of outerwear products.

Net sales from sportswear increased $53.9 million, or 13.6%, to $450.3 million in 2005 from $396.4 million in 2004. As a result of continued strength in our sportswear business and the decrease in outerwear sales, sportswear is now our largest product category, representing 39.0% of total sales. The increase in sportswear unit sales was predominantly the result of continued growth in the United States, which represented over 80% of the total sportswear sales growth. Sportswear sales growth in the United States occurred across all distribution channels, which was primarily the result of our broad product assortment and related consumer demand for our sportswear products. Internationally, sportswear sales increased in all markets globally led by Other International, followed by Europe and Canada.

Net sales from footwear increased $26.6 million, or 14.4%, to $211.2 million in 2005 from $184.6 million in 2004. Footwear sales increased in all geographic markets led by Other International, followed by Europe, the United States and Canada. Footwear sales unit growth from Other International was predominantly the result of increased sales of footwear to our international distributor markets, particularly Russia and China. Europe footwear sales growth was predominantly attributable to demand for casual, hiking and trail footwear products targeted to our large-account European customers. The increase in sales of footwear in the United States was largely the result of continued sales growth from our sandals product lines.

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

Canada’s net sales decreased $2.1 million, or 1.8%, to $114.8 million in 2005 from $116.9 million in 2004. Excluding changes in currency exchange rates, Canada’s net sales decreased 9.1%. The decrease in net sales in Canada was largely the result of decreased outerwear sales partially offset by increased sales of footwear and sportswear. Sales of accessories also decreased. The decrease in Canada outerwear sales was predominantly the result of decreased sales to large-account customers that were negatively affected by an increasingly challenging retail environment, as well as unfavorable weather conditions during fall 2004 resulting in excess inventory carryover by our customers. Late inbound receipts of fall 2005 inventory also contributed to the decrease in outerwear sales.

Net sales from Other International, which includes our direct business in Japan and Korea and our international distributor markets worldwide, increased $38.4 million, or 27.2%, to $179.8 million in 2005 from $141.4 million in 2004. Excluding changes in currency exchange rates, Other International sales increased 25.7%. Sales growth for Other International was led by our international distributors, followed by our Korea and Japan businesses. Net sales increased across all product categories, led by outerwear, followed by footwear, sportswear, accessories and equipment. Sales growth by our international distributors resulted from increased sales by our distributors in Russia and China which continue to expand Columbia’s retail presence in those countries. The increase in Korea sales resulted from the opening of new stores and our decision to begin operating Mountain Hardwear’s Korea business directly rather than through a distributor. Japan sales growth resulted from increased sales by sports chain and specialty stores that was, in part, assisted by favorable weather conditions.

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

The unfavorable gross profit impact from shifts in product sales mix, increased inbound air freight and lower gross margins on close-out sales were partially offset by an improvement in foreign currency exchange rates for spring and fall 2005 compared to spring and fall 2004. Because our global supply of inventory is generally purchased with U.S. dollars, our foreign businesses benefited from the decrease in value of the U.S. dollar compared to 2004. This favorable gross profit impact has been most noticeable in our Europe and Canada businesses.

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

The increase in general and administrative expenses primarily resulted from a $13.9 million increase in personnel-related costs, a $4.7 million increase in depreciation and a $7.3 million increase in operating expenses including professional fees and operating costs associated with our new distribution center in Kentucky. The increase in personnel costs was attributable to increased headcount at our corporate and subsidiary locations to support future sales growth as well as increased headcount at our Kentucky distribution center. Depreciation and amortization included in SG&A totaled $22.7 million for 2005 compared to $18.0 million for 2004. The increase in depreciation expense is directly related to our new distribution center in Kentucky.

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

Income Tax Expense:    The provision for income taxes decreased to $60.1 million in 2005 from $76.3 million in 2004. The reduction in the effective tax rate from 35.5% to 31.5% was primarily the result of the favorable conclusion in 2005 of various income tax audits of several tax years and, to a lesser extent, higher income in jurisdictions with lower overall tax rates.

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and for the continued growth of the business. We financed our operations for the year ended December 31, 2006 primarily through cash provided by operating activities. At December 31, 2006, we had total cash and cash equivalents of $64.9 million compared to $101.1 million at December 31, 2005. Cash provided by operating activities was $157.1 million in 2006 compared to $135.2 million in 2005. The increase in cash provided by operating activities was the result of a higher level of cash receipts from customers, due in part from earlier timing of shipments and related collections during the fourth quarter of 2006.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash used in investing activities was $81.1 million in 2006 compared to $37.5 million in 2005. In 2006, our investing activities primarily consisted of $50.9 million used for capital expenditures and $33.7 million used for the acquisitions of Montrail and Pacific Trail, net of

$1.7 million for the sale of the acquired Dockers licenses. Capital expenditures in 2006 mostly related to the expansion of our distribution center in Cambrai, France and the upgrade of our distribution center in Portland, Oregon. In 2005, our investing activities primarily consisted of $36.5 million used for capital expenditures related to Rivergate and Cambrai distribution center projects and $1.6 million used for the acquisition of the net assets of our Swiss distributor, Tecnisport.

Cash used in financing activities was $113.4 million in 2006 and $120.8 million in 2005. In 2006, net cash used in financing activities included the repurchase of common stock at an aggregate price of $75.5 million, the net repayments of notes payable of $42.9 million and of long-term debt of $13.8 million and payment of a dividend of $5.0 million, partially offset by the proceeds from the issuance of common stock under employee stock plans of $21.7 million. In 2005, net cash used in financing activities included the repurchase of common stock at an aggregate price of $165.8 million and the net repayment of long-term debt of $5.6 million, offset by the net proceeds of notes payable of $39.8 million and the proceeds from the issuance of common stock under employee stock plans of $10.8 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $50 million to $125 million, of which $25 million to $100 million is committed. At December 31, 2006, no balance was outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $110.1 million at December 31, 2006, of which $4.1 million is designated as a European customs guarantee. At December 31, 2006, $3.6 million was outstanding under the Japanese line of credit.

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

The following table presents our estimated contractual commitments (in thousands):

	Year ending December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Line of credit	$3,624	$—	$—	$—	$—	$—	$3,624
Installment payments (1)	159	130	6	—	—	—	295
Operating leases (2):
Non-related parties	8,598	6,588	3,924	2,712	1,628	9,132	32,582
Related party	499	499	499	499	499	—	2,495

(1)	Installment payments consist of purchase obligations made in the ordinary course of business for non-product purchases. The amounts represent the minimum payments required, including any imputed interest, by contracts and agreements.
(2)	These operating lease commitments are not reflected on the consolidated balance sheet under GAAP.

Off-Balance Sheet Arrangements

We maintain unsecured and uncommitted lines of credit with a combined limit of $225.0 million at December 31, 2006, available for issuing letters of credit. At December 31, 2006, we had letters of credit outstanding of $26.4 million issued for purchase orders for inventory.

Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar denominated assets, liabilities and income. We regularly assess these risks and have established policies and business practices that should result in an appropriate level of protection against the adverse effect of these and other potential exposures. We do not enter into foreign currency or interest rate transactions for speculative purposes.

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

The fair value of our hedging contracts was unfavorable by approximately $0.9 million at December 31, 2006 and favorable by approximately $0.5 million at December 31, 2005. A 10% change in the Euro, Japanese yen and Canadian dollar exchange rates would have resulted in the fair value fluctuating approximately $8.9 million at December 31, 2006 and $5.1 million at December 31, 2005. Changes in fair value, resulting from foreign exchange rate fluctuations, would be substantially offset by the change in value of the underlying hedged transactions.

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We have no exposure due to interest rate changes on our $0.1 million and $7.4 million of long-term debt at December 31, 2006 and 2005, respectively. We have cash flow exposure on our committed and uncommitted bank lines of credit because interest on those lines floats and is based on LIBOR and other interest rate indices. However, at December 31, 2006, our bank lines of credit had a $3.6 million balance and thus no material interest rate exposure existed.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Many of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for uncollectible accounts receivable, the provision for potential excess, close-out and slow moving inventory, product warranty, income taxes and stock-based compensation.

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

In some countries outside of the United States where title passes upon receipt by the customer, predominantly where we sell directly in Western Europe, precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based on historical and expected delivery times by geographic location. We periodically test the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to five days. To date, we have found these estimates to be materially accurate.

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenues in the period in which we make such a determination. Over the three year period ended December 31, 2006, our actual annual sales returns and miscellaneous claims from customers were less than two percent of net sales.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, under which compensation expense is recognized in the Consolidated Statement of Operations for the fair value of employee stock-based compensation. We have elected the modified-prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R. The modified-prospective transition method requires that stock-based compensation expense recognized in the Consolidated Statement of Operations include (1) amortization of all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations. Accordingly, under APB Opinion No. 25, no compensation expense was recognized because the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of grant. We applied the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, as if the fair value method had been applied in measuring compensation expense.

As allowed under SFAS No. 123R, we estimate stock-based compensation for stock options granted using the Black-Scholes option-pricing model, which requires various highly subjective assumptions, including volatility and expected option life. In addition, pursuant to SFAS No. 123R, we estimate forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was our previous method. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from the expense recorded in the current period. See Note 13 for additional details.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires a company to recognize an asset for a defined benefit pension or postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its statement of financial position, and to recognize changes in that funded status through other comprehensive income in the year in which the changes occur. SFAS No. 158 will not change the amount of net periodic benefit expense recognized in a company’s results of operations. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We have not yet determined the effect, if any, that the adoption of FIN 48 will have; however, we do not expect the adoption of FIN 48 to have a material effect on our consolidated financial position and results of operations.

Forward Looking Statements

This Annual Report, including Item 1 of Part I and Items 7 and 7A of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance conditions or market position, including any statements regarding anticipated sales growth across markets, distribution channels and product categories, access to raw materials and factory capacity, and financing and working capital requirements and resources. These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Item 1A, Risk Factors. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Columbia Sportswear Company

Portland, Oregon

We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standard, No. 123(R), “Share-Based Payment”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 6, 2007

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$64,880	$101,091
Short-term investments	155,170	159,075
Accounts receivable, net (Note 2)	285,942	284,029
Inventories, net (Note 4)	212,323	185,870
Deferred income taxes (Note 10)	26,740	21,674
Prepaid expenses and other current assets	12,713	11,387

Total current assets	757,768	763,126

Property, plant, and equipment, net (Note 5)	199,426	165,752
Intangibles and other assets (Note 2)	52,681	26,103
Goodwill (Note 2)	17,498	12,659

Total assets	$1,027,373	$967,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable (Note 6)	$3,624	$39,727
Accounts payable	88,107	82,838
Accrued liabilities (Note 7)	64,379	54,932
Deferred income taxes (Note 10)	948	1,416
Income taxes payable	31,523	23,110
Current portion of long-term debt (Note 8)	159	7,152

Total current liabilities	188,740	209,175

Long-term debt and other liabilities (Note 8)	136	7,414
Deferred income taxes (Note 10)	7,794	8,261

Total liabilities	196,670	224,850

Commitments and contingencies (Note 12)

Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 35,998 and 36,863 issued and outstanding (Note 9)	24,370	13,104
Retained earnings (Note 9)	771,939	704,724
Accumulated other comprehensive income (Note 15)	34,394	24,962

Total shareholders’ equity	830,703	742,790

Total liabilities and shareholders’ equity	$1,027,373	$967,640

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net sales	$1,287,672	$1,155,791	$1,095,307
Cost of sales	746,617	652,036	597,373

Gross profit	541,055	503,755	497,934
Selling, general, and administrative expense	366,768	322,197	290,538
Net licensing income	(5,486)	(4,408)	(4,032)

Income from operations	179,773	185,966	211,428
Interest income	(6,773)	(6,381)	(4,052)
Interest expense	1,211	1,492	559

Income before income tax	185,335	190,855	214,921
Income tax expense (Note 10)	62,317	60,119	76,297

Net income	$123,018	$130,736	$138,624

Earnings per share:
Basic	$3.39	$3.39	$3.44
Diluted	3.36	3.36	3.40
Weighted average shares outstanding (Note 14):
Basic	36,245	38,549	40,266
Diluted	36,644	38,943	40,812

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash provided by (used in) operating activities:
Net income	$123,018	$130,736	$138,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,547	23,546	18,628
Loss on disposal of property, plant, and equipment	705	284	541
Deferred income tax provision	(5,674)	(1,385)	(2,584)
Stock-based compensation	10,120	—	—
Tax benefit from employee stock plans	4,147	4,634	6,828
Excess tax benefit from employee stock plans	(2,148)	—	—
Other	302	—	—
Changes in operating assets and liabilities:
Accounts receivable	4,259	(24,815)	(49,508)
Inventories	(15,448)	(22,873)	(32,908)
Prepaid expenses and other current assets	(898)	77	(5,156)
Intangibles and other assets	(905)	60	(550)
Accounts payable	5,374	16,934	6,505
Accrued liabilities	3,323	(338)	8,973
Income taxes payable	7,390	8,357	3,464
Other liabilities	—	—	841

Net cash provided by operating activities	157,112	135,217	93,698

Cash provided by (used in) investing activities:
Purchases of short-term investments	(346,615)	(223,820)	(679,195)
Sales of short-term investments	350,520	224,950	679,440
Capital expenditures	(50,909)	(36,542)	(44,490)
Acquisitions, net of cash acquired	(35,377)	(1,631)	—
Proceeds from sale of licenses	1,700	—	—
Proceeds from sale of property, plant, and equipment	106	68	40
Other liabilities	(559)	(551)	570

Net cash used in investing activities	(81,134)	(37,526)	(43,635)

Cash provided by (used in) financing activities:
Proceeds from notes payable	43,585	57,600	8,325
Repayments on notes payable	(86,531)	(17,825)	(8,325)
Proceeds from long-term debt	—	1,025	—
Repayment on long-term debt	(13,759)	(6,615)	(4,588)
Proceeds from issuance of common stock	21,712	10,770	18,362
Excess tax benefit from employee stock plans	2,148	—	—
Cash dividends paid	(5,026)	—	—
Repurchase of common stock	(75,490)	(165,767)	(43,061)

Net cash used in financing activities	(113,361)	(120,812)	(29,287)

Net effect of exchange rate changes on cash	1,172	(5,811)	5,112

Net increase (decrease) in cash and cash equivalents	(36,211)	(28,932)	25,888
Cash and cash equivalents, beginning of year	101,091	130,023	104,135

Cash and cash equivalents, end of year	$64,880	$101,091	$130,023

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$1,329	$1,525	$592
Cash paid during the year for income taxes	58,651	48,951	70,075
Supplemental disclosures of non-cash financing activities:
Assumption of debt from property acquisition	$—	$3,075	$—
Assumption of Montrail debt	5,833	—	—

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2004	40,253	$182,188	$435,364	$23,277		$640,829
Components of comprehensive income:
Net income	—	—	138,624	—	$138,624	138,624
Foreign currency translation adjustment	—	—	—	19,238	19,238	19,238
Unrealized holding loss on derivative transactions, net	—	—	—	(570)	(570)	(570)

Comprehensive income	—	—	—	—	$157,292	—

Exercise of employee stock options	625	16,224	—	—		16,224
Tax benefit from stock plans	—	6,828	—	—		6,828
Employee stock purchase program	46	2,138	—	—		2,138
Repurchase of common stock	(798)	(43,061)	—	—		(43,061)

BALANCE, DECEMBER 31, 2004	40,126	164,317	573,988	41,945		780,250
Components of comprehensive income:
Net income	—	—	130,736	—	$130,736	130,736
Foreign currency translation adjustment	—	—	—	(20,482)	(20,482)	(20,482)
Unrealized holding gain on derivative transactions, net	—	—	—	3,499	3,499	3,499

Comprehensive income	—	—	—	—	$113,753	—

Exercise of employee stock options	382	9,679	—	—		9,679
Tax benefit from stock plans	—	4,634	—	—		4,634
Employee stock purchase program	25	1,091	—	—		1,091
Repurchase of common stock	(3,670)	(165,767)	—	—		(165,767)
Reserve for tax benefit from IPO underwriting expenses	—	(850)	—	—		(850)

BALANCE, DECEMBER 31, 2005	36,863	13,104	704,724	24,962		742,790
Components of comprehensive income:
Net income	—	—	123,018	—	$123,018	123,018
Cash dividends ($0.14 per share)	—	—	(5,026)	—	—	(5,026)
Foreign currency translation adjustment	—	—	—	11,167	11,167	11,167
Unrealized holding loss on derivative transactions, net	—	—	—	(1,735)	(1,735)	(1,735)

Comprehensive income	—	—	—	—	$132,450	—

Exercise of employee stock options	682	21,712	—	—		21,712
Tax benefit from stock plans	—	4,147	—	—		4,147
Stock-based compensation expense	—	10,120	—	—		10,120
Repurchase of common stock	(1,547)	(24,713)	(50,777)	—		(75,490)

BALANCE, DECEMBER 31, 2006	35,998	$24,370	$771,939	$34,394		$830,703

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION

Nature of the business:

Columbia Sportswear Company is a global leader in the design, manufacture, marketing and distribution of active outdoor apparel, including outerwear, sportswear, footwear, related accessories and equipment.

Principles of consolidation:

The consolidated financial statements include the accounts of Columbia Sportswear Company and its wholly-owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates and assumptions:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions.

Reclassifications:

Certain reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

Dependence on key suppliers:

The Company’s products are produced by independent manufacturers worldwide. For 2006 the Company sourced nearly all of its products outside the United States, principally in the Far East. The Company’s four largest factory groups accounted for approximately 15% of the Company’s total global production for 2006 and another company produced substantially all of the zippers used in the Company’s products. From time to time, the Company has had difficulty satisfying its raw material and finished goods requirements. Although the Company believes that it can identify and qualify additional factories to produce these products, the unavailability of some existing manufacturers for supply of these products may have a material adverse effect on the Company.

Concentration of credit risk:

The Company had one customer that accounted for approximately 10.8% and 11.3% of accounts receivable outstanding at December 31, 2006 and 2005, respectively.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents:

Cash and cash equivalents are stated at cost and include investments with maturities of three months or less at the date of acquisition. At December 31, 2006 and 2005, cash and cash equivalents were $64,880,000 and $101,091,000, respectively, primarily consisting of money market funds and certificates of deposit.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounts receivable:

Accounts receivable have been reduced by an allowance for doubtful accounts. A summary of accounts receivable for the years ended December 31 is as follows (in thousands):

	2006	2005	2004
Balance at beginning of period	$7,340	$7,825	$8,852
Provision for allowance for doubtful accounts	409	1,158	1,882
Deductions to the allowance	(1,017)	(1,643)	(2,909)

Balance at end of period	$6,732	$7,340	$7,825

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

The interest-carrying costs of capital assets under construction are capitalized based on the Company’s weighted average borrowing rates. Capitalized interest was $642,000, $351,000 and $996,000 in 2006, 2005 and 2004, respectively.

Intangible assets:

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	December 31, 2006		December 31, 2005
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,603	$(381)	$1,200	$(231)

Intangible assets not subject to amortization:
Trademarks and trade names	$46,771		$22,071
Goodwill	17,498		12,659

	$64,269		$34,730

Patents are subject to amortization over the lesser of 17 years from the date filed with the U.S. Patent and Trademark Office or the estimated useful life of the patent. Patents valued at $1,200,000 were acquired in the Mountain Hardwear Inc. (“Mountain Hardwear”) acquisition in March 2003. A patent valued at $700,000 was acquired in the Montrail Inc. (“Montrail”) acquisition in January 2006. At the time of the acquisition, the remaining useful life of the patent was approximately 11 years. Amortization expense for intangible assets subject to amortization is estimated to be $175,000 in each of 2007, 2008, 2009, and 2010, and $138,000 in 2011.

Other non-current assets totaled $4,688,000 and $3,063,000 at December 31, 2006 and 2005, respectively.

Impairment of long-lived and intangible assets:

Goodwill and intangible assets with indefinite useful lives are not amortized but instead are measured for impairment at least annually or when events indicate that an impairment exists. The Company reviews and tests its goodwill and intangible assets with indefinite useful lives for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Determination of fair value is based on estimated discounted future cash flows resulting from the use of the asset. The Company compares the estimated fair value of goodwill and intangible assets with indefinite useful lives to the carrying value. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value over the estimated fair value. The fair value estimates used in goodwill and indefinite-lived intangible asset tests are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, and other operating performance measures. These assumptions and estimates may change in the future due to changes in economic conditions, in the Company’s ability to meet sales and profitability objectives, or changes in the Company’s business operations or strategic direction.

The Company has determined that its goodwill and intangible assets with indefinite useful lives at December 31, 2006 and 2005 were not impaired.

Long-lived and intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. Any impairment charge is classified as a component of selling, general, and administrative expense.

The Company has determined that its long-lived assets at December 31, 2006 and 2005 were not impaired. However, the Company conducted a review of intangible assets with finite lives in conjunction with its annual

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment review of goodwill and indefinite-lived intangible assets during the fourth quarter of 2006. The Company concluded that a patent was impaired and that three patents required a change in useful lives. The impairment loss associated with the patent was not material and resulted from a reduction in anticipated future use of the patented item. The remaining carrying values will be amortized over the adjusted remaining useful lives, which average 5.5 years at December 31, 2006.

Deferred income taxes:

Income tax expense is provided at the U.S. tax rate on financial statement earnings, adjusted for the difference between the U.S. tax rate and the rate of tax in effect for non-U.S. earnings deemed to be permanently reinvested in the Company’s non-U.S. operations. Deferred income taxes have not been provided for the potential remittance of non-U.S. undistributed earnings to the extent those earnings are deemed to be permanently reinvested, or to the extent such recognition would result in a deferred tax asset. Deferred income taxes are provided for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

Revenue Recognition:

The Company records wholesale and licensed product revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title generally passes upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale.

In some countries outside of the United States where title passes upon receipt by the customer, predominantly where the Company sells direct in Western Europe, precise information regarding the date of receipt by the customer is not readily available. In these cases, the Company estimates the date of receipt by the customer based on historical and expected delivery times by geographic location. Delivery times vary by geographic location, generally from one to five days. The Company periodically tests the accuracy of these estimates based on actual transactions. To date, the Company has found these estimates to be materially accurate.

At the time of revenue recognition, the Company also provides for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that had been established, the Company would record a reduction or increase to net revenues in the period in which it made such determination. Over the three year period ending December 31, 2006, the Company’s actual annual sales returns and miscellaneous claims from customers were less than two percent of net sales. The allowance for outstanding sales returns and miscellaneous claims from customers was approximately $11,424,000 and $11,362,000 as of December 31, 2006 and 2005, respectively.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selling, general and administrative expense:

Selling, general and administrative expense consists of commissions, advertising, other selling costs, personnel-related costs, planning, receiving finished goods, warehousing, depreciation and other general operating expenses.

Shipping and handling costs:

Shipping and handling fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as cost of sales. Inventory planning, receiving and handling costs are recorded as a component of selling, general, and administrative expenses and were $50,213,000, $46,556,000 and $38,877,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Derivatives:

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

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

Stock-based compensation:

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, under which compensation expense is recognized in the Consolidated Statement of

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operations for the fair value of employee stock-based compensation. The Company has elected the modified-prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R. The modified-prospective transition method requires that stock-based compensation expense recognized in the Consolidated Statement of Operations include (1) amortization of all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, under APB Opinion No. 25, no compensation expense was recognized because the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of grant. The Company applied the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, as if the fair value method had been applied in measuring compensation expense.

As allowed under SFAS No. 123R, the Company estimates stock-based compensation for stock options granted using the Black-Scholes option-pricing model, which requires various highly subjective assumptions, including volatility and expected option life. In addition, pursuant to SFAS No. 123R, the Company estimates forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was the Company’s previous method. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from the expense recorded in the current period. See Note 13 for additional details.

Advertising costs:

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising expense, including cooperative advertising costs, was $56,813,000, $51,145,000 and $47,300,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs are included in expenses because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated. Cooperative advertising costs were $16,942,000, $12,228,000 and $12,132,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product warranty:

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. A summary of accrued warranties for the years ended December 31 is as follows (in thousands):

	2006	2005	2004
Balance at beginning of period	$9,907	$9,140	$8,642
Charged to costs and expenses	4,804	4,178	3,375
Claims settled	(3,549)	(3,411)	(2,877)

Balance at end of period	$11,162	$9,907	$9,140

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires a company to recognize an asset for a defined benefit pension or postretirement plan’s overfunded status or a liability for a plan’s underfunded status in its statement of financial position, and to recognize changes in that funded status through other comprehensive income in the year in which the changes occur. SFAS No. 158 will not change the amount of net periodic benefit expense recognized in an entity’s results of operations. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company has not yet determined the effect, if any, that the adoption of FIN 48 will have; however, the Company does not expect the adoption of FIN 48 to have a material effect on the consolidated financial position and results of operations.

NOTE 3—ACQUISITIONS

On March 31, 2006, the Company acquired a group of trademarks from Pacific Trail, Inc. (“Pacific Trail”) and the London Fog Group, Inc., as a result of a bankruptcy auction, for $20,400,000. On March 31, 2006, the Company sold the acquired Dockers’ brand licenses formerly owned by the London Fog Group for $1,700,000. The Pacific Trail® brand is known for producing quality outerwear apparel at an exceptional value. Net intangible assets acquired from Pacific Trail consisted of $14,800,000 for the trademarks and $3,900,000 for goodwill. The $14,800,000 of purchase price allocated to the trademarks was determined by management, based in part on a third party appraisal using established valuation techniques.

On January 26, 2006, the Company acquired substantially all of the assets of Montrail for cash consideration of $15,000,000 plus the assumption of certain liabilities. The Montrail® brand is recognized as a premium outdoor footwear brand with a reputation for delivering technical, high performance trail running, hiking, and climbing footwear for outdoor enthusiasts. The acquisition was accounted for under the purchase method of accounting and the results of operations have been recorded in the Company’s consolidated financial statements since January 26, 2006. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The effect of this acquisition was not material to the Company’s results of operations; therefore, pro forma financial information has not been included. The fair values of assets and liabilities acquired are presented below (in thousands):

Cash	$23
Accounts receivable	1,778
Inventory	6,878
Prepaids and other assets	112
Property, plant and equipment	597
Intangible assets	12,139

Total assets acquired	21,527

Accounts payable and accrued liabilities	694
Note payable	5,833

Total liabilities assumed	6,527

Net assets acquired	$15,000

Intangible assets acquired from Montrail consisted of $10,000,000 for trademarks, $939,000 for goodwill, $700,000 for a patent and $500,000 for order backlog. The $11,200,000 of purchase price allocated to the trademark, patent and order backlog was determined by management, based in part on a third party appraisal using established valuation techniques. Patents are subject to amortization over the lesser of 17 years from the date filed with the U.S. Patent and Trademark Office or the estimated useful life. At the time of the acquisition, the remaining useful life of the patent was approximately 11 years. The order backlog was amortized over the period for which the orders were shipped in 2006. At December 31, 2006, the order backlog was fully amortized.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 1, 2005, the Company acquired all outstanding shares of stock of its Swiss distributor, Tecnisport SA (“Tecnisport”), for cash of approximately CHF 2,750,000 (US $2,146,000). The acquisition was accounted for under the purchase method of accounting and the results of operations of Tecnisport have been recorded in the Company’s consolidated financial statements beginning on July 1, 2005. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The effect of this acquisition was not material to the Company’s results of operations; therefore, pro forma financial information has not been included. The fair values of assets and liabilities acquired are presented below (in thousands):

Cash	$515
Accounts receivable	450
Inventory	1,610
Prepaids and other assets	120
Property, plant and equipment	84
Goodwill	502

Total assets acquired	3,281

Accounts payable and accrued liabilities	1,135

Total liabilities assumed	1,135

Net assets acquired	$2,146

The goodwill and trademarks acquired are not subject to amortization because these assets are deemed to have indefinite useful lives. These intangible assets are reviewed for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

NOTE 4—INVENTORIES, NET

Inventories consist of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$2,219	$2,643
Work in process	10,664	8,288
Finished goods	199,440	174,939

	$212,323	$185,870

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Land	$13,012	$12,922
Buildings	102,035	99,226
Machinery and equipment	129,698	123,885
Furniture and fixtures	20,780	18,154
Leasehold improvements	15,395	14,719
Construction in progress	64,075	21,653

	344,995	290,559
Less accumulated depreciation	145,569	124,807

	$199,426	$165,752

NOTE 6—SHORT-TERM BORROWINGS AND CREDIT LINES

The Company has available an unsecured and committed operating line of credit providing for borrowings in an aggregate amount not to exceed, at any time, (1) $100,000,000 during the period of August 15 through November 14 of the calendar year and (2) $25,000,000 at all other times. The maturity date of this agreement is July 1, 2008. Interest, payable monthly, is computed at the bank’s prime rate minus 1.95% to 2.05% per annum. The agreement also includes a fixed rate option based on the LIBOR rate plus 45 to 65 basis points. There was no balance outstanding under this line at December 31, 2006 and 2005. The unsecured operating line of credit requires the Company to comply with certain covenants including a Capital Ratio, which limits indebtedness to tangible net worth. At December 31, 2006, the Company was in compliance with all of these covenants. If the Company defaults on its payments, it is prohibited, subject to certain exceptions, from making dividend payments or other distributions.

The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit providing for borrowing to a maximum of C$30,000,000 (US$25,731,000 at December 31, 2006). The revolving line accrues interest at the bank’s Canadian prime rate. There was no balance outstanding under this line at December 31, 2006. At December 31, 2005, the Company had an outstanding balance of US$14,861,000 under this line.

The Company’s European subsidiary has available two separate unsecured and uncommitted lines of credit providing for borrowing to a maximum of 30,000,000 and 20,000,000 EURO respectively (combined US$65,998,000 at December 31, 2006), of which US$4,100,000 of the 20,000,000 EURO line is designated as a European customs guarantee. These lines accrue interest based on the ECB refinancing rate plus 50 basis points and EURIBOR plus 50 basis points, respectively. There was no balance outstanding under either line at December 31, 2006. At December 31, 2005, the Company had an outstanding balance of US$20,203,000 under the 30,000,000 EURO line and no balance outstanding under the 20,000,000 EURO line.

The Company’s Japanese subsidiary has an unsecured and uncommitted line of credit providing for borrowing to a maximum of 1,000,000,000 JPY (US$8,398,000 at December 31, 2006). The revolving line accrues interest at the bank’s Best Lending Rate. The revolving line also has a fixed rate option based on the LIBOR rate plus 110 basis points. The Company had an outstanding balance of US$3,624,000 and US$4,663,000 under this line at December 31, 2006 and 2005, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Korean subsidiary also has an unsecured and uncommitted line of credit providing for borrowing to a maximum of 9,300,000,000 WON (US$10,000,000 at December 31, 2006). The revolving line accrues interest at the three month certificate of deposit rate plus 1.3%. There was no balance outstanding under this line at December 31, 2006 and 2005.

Off-Balance Sheet Arrangements

The Company has arrangements in place to facilitate the import and purchase of inventory through the issuance of sight letters of credit. The arrangements consist of a $25,000,000 unsecured and uncommitted revolving line of credit and a $125,000,000 import line of credit at December 31, 2006, to issue documentary letters of credit on a sight basis and are renewed on an annual basis. The combined limit under this agreement was $150,000,000 at December 31, 2006. The revolving line accrues interest at the bank’s prime rate minus 2% per annum. The revolving line also has a fixed rate option based on the bank’s cost of funds plus 65 basis points. There was no balance outstanding on this line at December 31, 2006 and 2005. At December 31, 2006, the Company had outstanding letters of credit of $22,016,000 for purchase orders placed under the import line of credit facility.

The Company also has available an unsecured and uncommitted $100,000,000 import letter of credit line subject to annual renewal. At December 31, 2006, the Company had outstanding letters of credit of $4,406,000 for purchase orders placed under this facility.

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Accrued salaries, bonus, vacation and other benefits	$33,816	$23,943
Accrued product warranty	11,162	9,907
Accrued cooperative advertising	7,781	7,508
Other	11,620	13,574

	$64,379	$54,932

NOTE 8—LONG-TERM DEBT AND OTHER LIABILITIES

Long-term debt and other liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Senior promissory notes payable	$—	$10,713
Term loans	—	2,983
Other	295	870

	295	14,566
Less current portion	159	7,152

	$136	$7,414

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with a distribution center expansion project, the Company entered into a note purchase agreement in August 1998. Pursuant to the note purchase agreement, the Company issued senior promissory notes in the aggregate principal amount of $25,000,000 bearing an interest rate of 6.68% and maturing August 11, 2008. Proceeds from the notes were used to finance the expansion of the Company’s distribution center in Portland, Oregon. In December 2006, the Company paid off the senior promissory notes.

In June 2001, the Company’s Japanese subsidiary borrowed 550,000,000 Japanese yen for general working capital requirements. Principal and interest payments were made semi-annually on this term loan through July 2006, when the final payment was made.

In January 2005, the Company assumed $3,075,000 in debt with the acquisition of property adjacent to the Corporate Headquarters in Portland, Oregon. In March 2006, the Company paid off this term loan.

Other amounts include installment payments on purchase obligations made in the ordinary course of business for non-product purchases.

Principal payments due on these notes at December 31, 2006 were as follows (in thousands):

Year ended December 31,
2007	$159
2008	130
2009	6
2010	—
2011	—

$295

NOTE 9—SHAREHOLDERS’ EQUITY

In 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended the Plan indefinitely. At both December 31, 2006 and 2005, 275,556 shares of common stock had been issued under the ESPP.

Since the inception of the Company’s stock repurchase plan in April 2004, the Company’s Board of Directors has authorized the repurchase of $400,000,000 of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. At December 31, 2006, the Company had repurchased 6,015,342 shares under this program at an aggregate purchase price of $284,317,000.

Repurchases are recorded as a reduction to any positive carrying amount of common stock at the time of repurchase, with any excess repurchase price recorded as a reduction to retained earnings. During the year ended December 31, 2006, the Company repurchased an aggregate of $75,490,000 under the stock repurchase plan, of which $50,777,000 was recorded as a reduction to total retained earnings. Otherwise, the aggregate purchase price during 2006 would have resulted in a negative common stock carrying amount.

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

The Company had undistributed earnings of foreign subsidiaries of approximately $55,587,000 at December 31, 2006 for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the United States. If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation. The amount of unrecognized deferred tax liability associated with the undistributed earnings was approximately $12,391,000 at December 31, 2006. The unrecognized deferred tax liability is the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

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

The American Jobs Creation Act of 2004 (“the Act”) includes a deduction from taxable income of 85% of certain foreign earnings that are repatriated, as defined in the Act. In 2005 the Company elected to apply this provision of the Act to approximately $83,789,000 of repatriated foreign subsidiary earnings, which had been considered permanently reinvested under the exception provided by APB Opinion No. 23, Accounting for Income Taxes—Special Areas. Absent the Act provisions, these earnings would not have been repatriated in the foreseeable future. The income tax expense associated with the repatriation of foreign subsidiary earnings under the Act was approximately $3,557,000. In 2005, the Company also repatriated approximately $51,576,000 of earnings to which the provisions of the Act were not applied. Because these earnings were originally subject to a higher tax rate in the foreign country than the U.S. tax rate, the foreign tax credits associated with this repatriation resulted in the recognition of a net income tax benefit of approximately $1,538,000.

Consolidated income from continuing operations before income taxes consists of the following (in thousands):

	Year ended December 31
	2006	2005	2004
U.S. operations	$117,713	$118,550	$141,493
Foreign operations	67,622	72,305	73,428

Income before income tax	$185,335	$190,855	$214,921

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	Year ended December 31
	2006	2005	2004
Current:
Federal	$48,181	$40,715	$53,164
State and local	3,316	4,241	5,746
Non-U.S.	16,494	16,548	19,971

	67,991	61,504	78,881
Deferred:
Federal	(3,490)	79	(509)
State and local	(93)	136	342
Non-U.S.	(2,091)	(1,600)	(2,417)

	(5,674)	(1,385)	(2,584)

Income tax expense	$62,317	$60,119	$76,297

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements:

	Year ended December 31
	2006	2005	2004
	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.2	1.3	1.8
Non-U.S. income taxed at different rates	(1.6)	(2.9)	(0.9)
Foreign tax credits	—	(0.8)	—
Effect of American Jobs Creation Act	—	1.9	—
Reduction of accrued income taxes	—	(2.9)	—
Tax-exempt interest	(1.0)	(0.5)	(0.3)
Other	—	0.4	(0.1)

Actual provision for income taxes	33.6%	31.5%	35.5%

Significant components of the Company’s deferred taxes are as follows (in thousands):

	As of December 31
	2006	2005
Deferred tax assets:
Non-deductible accruals and allowances	$22,940	$18,938
Capitalized inventory costs	3,800	2,736
Other	412	456

	27,152	22,130
Deferred tax liabilities:
Depreciation and amortization	(5,088)	(6,332)
Deductible accruals and allowance	(3,654)	(3,345)

	(8,742)	(9,677)

Total	$18,410	$12,453

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-current deferred tax assets of $412,000 and $456,000 are included as a component of other assets in the consolidated balance sheet at December 31, 2006 and 2005, respectively.

NOTE 11—PROFIT SHARING PLAN

The Company has a 401(k) profit-sharing plan, which covers substantially all United States employees with more than ninety days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All matching contributions to the plan are determined by the Board of Directors and totaled $4,937,000, $4,248,000 and $3,903,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

The Company leases certain operating facilities from a related party of the Company. Total rent expense, including month-to-month rentals, for these leases amounted to $515,000, $501,000 and $533,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Rent expense was $8,960,000, $7,072,000 and $5,714,000 for non-related party leases during the years ended December 31, 2006, 2005 and 2004, respectively. Of these amounts $7,779,000, $5,808,000 and $4,677,000 were included as part of selling, general and administrative expense for the years ended December 31, 2006, 2005 and 2004, respectively and $1,181,000, $1,264,000 and $1,037,000 were included as part of cost of goods sold for the years ended December 31, 2006, 2005 and 2004, respectively.

The approximate future minimum payments on all lease obligations at December 31, 2006 are as follows (in thousands):

	Non-related Parties	Related Party	Total
2007	$8,598	$499	$9,097
2008	6,588	499	7,087
2009	3,924	499	4,423
2010	2,712	499	3,211
2011	1,628	499	2,127
Thereafter	9,132	—	9,132

	$32,582	$2,495	$35,077

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

NOTE 13—STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R. Previously, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related interpretations. Accordingly, under APB Opinion No. 25, no compensation

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense was recognized because the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of grant. The Company elected the modified-prospective transition method, as permitted by SFAS No. 123R, which requires that stock-based compensation expense recognized in the Consolidated Statement of Operations include (1) amortization of all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation expense is recognized over the requisite service (vesting) period using the straight-line attribution method.

As a result of adopting SFAS 123R effective January 1, 2006, net income for the year ended December 31, 2006 was $6,686,000 lower than if the Company had continued to account for stock-based compensation under APB Opinion No. 25, as the Company did in the comparable periods in 2005 and 2004. The effect of recording stock-based compensation on basic and diluted earnings per share for the year ended December 31, 2006 was $0.18.

Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123R requires that benefits of tax deductions in excess of stock-based compensation recognized for those awards (excess tax benefits) be presented in the Consolidated Statement of Cash Flows as financing cash inflows, on a prospective basis. For the year ended December 31, 2006 $2,148,000 of excess tax benefits was reported as a financing cash inflow.

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations (in thousands):

Year Ended December 31, 2006
Cost of sales	$967
Selling, general, and administrative expense	9,113
Licensing	40

Pre-tax stock-based compensation expense	10,120
Income tax benefits	(3,434)

Total stock-based compensation expense, net of tax	$6,686

For the year ended December 31, 2006, no stock-based compensation costs were capitalized.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation in 2005 and 2004 (in thousands, except per share amounts):

	Year Ended December 31
	2005 (1)	2004 (1)
Net income, as reported	$130,736	$138,624
Add: Stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	8,223	9,277

Pro forma net income	$122,513	$129,347

Earnings per share—basic
As reported	$3.39	$3.44
Pro forma	3.18	3.21
Earnings per share—diluted
As reported	$3.36	$3.40
Pro forma	3.14	3.17

(1)	Disclosures for the year ended December 31, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 7,400,000 shares of the Company’s Common Stock, of which 1,597,272 shares were available for future grants under the Plan at December 31, 2006. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments.

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

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The expected option term represents the estimated time until exercise and is based on the Company’s historical experience with similar awards, taking into consideration contractual terms, vesting schedules and expected employee behavior. The expected stock price volatility is based on the historical volatility of the Company’s

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock over the most recent period equal to the expected term of the option, adjusted for activity that is not expected to occur in the future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. On November 30, 2006, the Company paid its first quarterly cash dividend. Between November 30, 2006 and the year ended December 31, 2006, the Company did not grant any stock options. Therefore, the expected dividend yield used to value stock-based compensation expense for the years ended December 31, 2006, 2005, and 2004 was zero. Prospectively, the assumptions will be evaluated and revised as necessary to reflect changes in market conditions and the Company’s experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards.

The following table shows the weighted average assumptions for the years ended December 31, 2006, 2005 and 2004:

	Options			ESPP
	2006	2005 (Pro forma)	2004 (Pro forma)	2006 (1)	2005 (1) (Pro forma)	2004 (Pro forma)
Expected term	5.13 years	3.86 years	4.12 years	—	0.25 years	0.25 years
Expected stock price volatility	32.74%	31.52%	46.00%	—	22.95%	38.96%
Risk-free interest rate	4.80%	3.96%	3.58%	—	2.96%	2.14%
Expected dividend yield	0%	0%	0%	—	0%	0%
Estimated average fair value	$18.29	$14.18	$21.20	—	$10.91	$12.61

(1)	Offerings under the Company’s Employee Stock Purchase Plan were suspended indefinitely effective July 1, 2005.

The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2004	2,421,742	$28.67	5.17	$64,148
Granted	609,575	53.25
Cancelled	(129,870)	40.05
Exercised	(625,443)	25.89

Options outstanding at December 31, 2004	2,276,004	$35.37	5.26	$54,902
Granted	490,922	46.42
Cancelled	(74,944)	45.35
Exercised	(381,889)	25.34

Options outstanding at December 31, 2005	2,310,093	$39.07	5.47	$23,583
Granted	189,636	48.57
Cancelled	(239,332)	48.24
Exercised	(681,247)	31.87

Options outstanding at December 31, 2006	1,579,150	$41.93	6.78	$21,761

Options exercisable at December 31, 2006	1,175,563	$39.44	6.19	$19,121

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents pre-tax intrinsic value, based on the Company’s closing stock price of $55.70 on the last business day of the year ended December 31, 2006. Total stock option compensation expense for the year ended December 31, 2006 was $9,297,000. At December 31, 2006, unrecognized costs related to stock options totaled approximately $7,099,000 (before any related tax benefit) and are expected to be recognized over a weighted average period of 2.33 years. The aggregate intrinsic value of stock options exercised was $14,694,000, $10,075,000 and $19,280,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2006, 2005 and 2004 was $21,712,000, $9,679,000 and $16,224,000, respectively. The stock option tax benefit realized by the Company was $4,113,000, $4,592,000 and $6,803,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table provides additional disclosure about stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 6.45 - 33.69	392,112	4.33	$26.24	373,762	$25.88
$33.70 - 44.40	384,833	6.50	40.23	300,139	39.30
$44.41 - 48.78	305,733	8.35	46.63	277,562	46.70
$48.79 - 53.12	421,786	7.83	52.24	208,495	53.08
$53.13 - 58.08	74,686	8.73	55.63	15,605	55.66

	1,579,150	6.78	$41.93	1,175,563	$39.44

Restricted Stock Units

The Company granted restricted stock units to attract and reward key employees during the year ended December 31, 2006. The restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance and /or Company performance.

During the year ended December 31, 2006, service-based restricted stock units were granted to key employees at no cost and generally vest over three years beginning one year from the date of grant. The restricted stock units do not have dividend equivalent rights and are non-transferable until vested. Any unvested units are subject to forfeiture upon certain early termination events and also subject to accelerated vesting in certain circumstances. The fair value of service restricted stock units is determined based on the number of units granted and the quoted price of the Company’s common stock on the date of grant.

During the year ended December 31, 2006, performance-based restricted stock units were granted to members of the Company’s senior executive team, excluding the CEO and Chairman. The number of shares ultimately received under these grants depends on actual company and individual performance, as well as continued service. The vesting period consists of a performance period of 2.5 years with an additional required service period of 1 year. The fair value of the performance restricted stock units is determined based on a probable number of units expected to vest and the quoted price of the Company’s common stock on the date of grant.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restricted stock unit activity for the year ended December 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2006	—	$—
Granted	110,227	49.07
Vested	—	—
Forfeited	(10,539)	49.14

Restricted stock units outstanding at December 31, 2006	99,688	$49.06

Restricted stock unit compensation expense for the year ended December 31, 2006 was $823,000. At December 31, 2006, unrecognized costs related to restricted stock units totaled approximately $3,706,000 (before any related tax benefit) and are expected to be recognized over a weighted average period of 2.55 years. No restricted stock units vested in the year ended December 31, 2006.

1999 Employee Stock Purchase Plan

In 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended offerings under the ESPP indefinitely. As of December 31, 2006, a total of 275,556 shares of common stock had been issued under the ESPP.

In connection with disqualifying dispositions related to ESPP shares, the tax benefit realized by the Company for the years ended December 31, 2006, 2005 and 2004 was $34,000 $42,000 and $25,000, respectively.

NOTE 14—EARNINGS PER SHARE

SFAS No. 128, Earnings per Share requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no adjustments to net income in computing diluted earnings per share for the years ended December 31, 2006, 2005 and 2004. A reconciliation of the common shares used in the denominator for computing basic and diluted earnings per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005	2004
Weighted average common shares outstanding, used in computing basic earnings per share	36,245	38,549	40,266
Effect of dilutive stock options	399	394	546

Weighted-average common shares outstanding, used in computing diluted earnings per share	36,644	38,943	40,812

Earnings per share of common stock:
Basic	$3.39	$3.39	$3.44
Diluted	3.36	3.36	3.40

Options to purchase an additional 612,603, 562,419 and 10,000 shares of common stock were outstanding at December 31, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

NOTE 15—COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss), net of applicable taxes, reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses on derivative transactions. Comprehensive income, net of related tax effects, for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Net income	$123,018	$130,736	$138,624
Unrealized derivative holding losses arising during period (net of tax expense (benefit) of $63, ($62) and ($854) in 2006, 2005 and 2004, respectively)	(2,599)	(3,976)	(4,483)
Reclassification adjustment for losses included in net income (net of tax benefit of ($576), ($1,365) and ($654) in 2006, 2005 and 2004, respectively)	864	7,475	3,913

Net unrealized gains (losses) on derivative transactions	(1,735)	3,499	(570)
Foreign currency translation adjustments	11,167	(20,482)	19,238

Total comprehensive income	$132,450	$113,753	$157,292

NOTE 16—SEGMENT INFORMATION

The Company operates predominantly in one industry segment: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, footwear, related accessories and equipment.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The geographic distribution of the Company’s net sales, income before income tax, identifiable assets, interest income (expense), income tax expense (benefit), and depreciation and amortization expense are summarized in the following table (in thousands) for the years ended December 31, 2006, 2005 and 2004. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	2006	2005	2004
Net sales to unrelated entities:
United States	$751,984	$676,858	$666,661
Europe	199,151	184,349	170,268
Canada	120,239	114,772	116,940
Other International	216,298	179,812	141,438

	$1,287,672	$1,155,791	$1,095,307

Income before income tax:
United States (1)	$107,685	$184,741	$134,284
Europe	14,462	22,146	28,848
Canada	23,394	23,489	18,333
Other International	33,927	27,598	26,734
Interest and other income (expense) and eliminations (1)	5,867	(67,119)	6,722

	$185,335	$190,855	$214,921

Interest income (expense), net:
United States	$7,855	$4,611	$3,475
Europe	(2,993)	(382)	(232)
Canada	(83)	816	286
Other International	783	(156)	(36)

	$5,562	$4,889	$3,493

Income tax expense (benefit):
United States	$48,115	$45,211	$58,606
Europe	(222)	695	5,616
Canada	8,151	7,891	6,244
Other International	6,273	6,322	5,831

	$62,317	$60,119	$76,297

Depreciation and amortization expense:
United States	$15,765	$15,860	$11,343
Europe	6,397	6,405	6,125
Canada	433	442	468
Other International	952	839	692

	$23,547	$23,546	$18,628

Assets:
United States	$988,867	$930,469	$835,108
Europe	386,716	281,240	216,538
Canada	98,054	70,833	87,137
Other international	133,732	84,650	82,063

Total identifiable assets	1,607,369	1,367,192	1,220,846
Eliminations and reclassifications	(579,996)	(399,552)	(273,221)

Total assets	$1,027,373	$967,640	$947,625

Net sales to unrelated entities:
Outerwear	$496,509	$440,018	$460,342
Sportswear	509,134	450,270	396,448
Footwear	219,640	211,247	184,576
Accessories	42,722	45,194	46,083
Equipment	19,667	9,062	7,858

	$1,287,672	$1,155,791	$1,095,307

(1)	Income before income tax for the United States segment for 2005 includes approximately $73,097,000 in income repatriated from foreign subsidiary earnings.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—FINANCIAL RISK MANAGEMENT AND DERIVATIVES

The Company’s foreign currency risk management objective is to protect cash flows resulting from production purchases, intercompany transactions and other costs from the impact of exchange rate movements. The Company manages a portion of these exposures with short-term strategies after giving consideration to market conditions, contractual agreements, anticipated sale and purchase transactions, and other factors. Firmly committed and anticipated transactions and the related receivables and payables may be hedged with forward exchange contracts, swaps or options. Gains and losses arising from foreign currency forward and purchased option contracts and cross-currency swap transactions are recognized in cost of goods sold or selling, general and administrative expenses as offsets of gains and losses resulting from the underlying hedged transactions. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. This evaluation is performed at inception of the hedge and periodically over the life of the hedge. Hedge ineffectiveness was not material for the years ended December 31, 2006 and 2005.

At December 31, 2006 and 2005, the notional value of outstanding forward contracts was approximately $85,500,000 and $48,000,000, respectively. The net unrealized derivative (gain)/loss included in the Company’s assets and liabilities and deferred in accumulated other comprehensive income was $853,000 and $(492,000) at December 31, 2006 and 2005, respectively.

The counterparties to derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted and is immaterial to any one institution at December 31, 2006 and 2005. To manage this risk, the Company has established strict counterparty credit guidelines. Compliance with these guidelines is continually monitored and reported to senior management. As a result, the Company considers the risk of counterparty default to be minimal.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s quarterly financial data for the past two years ended December 31, 2006 (in thousands, except per share amounts):

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$260,211	$211,553	$454,140	$361,768
Gross profit	111,637	81,424	198,248	149,746
Net income	19,467	4,833	60,331	38,387
Earnings per share
Basic	$0.53	$0.13	$1.69	$1.07
Diluted	0.52	0.13	1.67	1.06

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$245,706	$186,231	$409,757	$314,097
Gross profit	107,243	73,553	188,374	134,585
Net income	21,337	6,313	66,456	36,630
Earnings per share
Basic	$0.53	$0.16	$1.76	$0.98
Diluted	0.52	0.16	1.74	0.97

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—

Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Columbia Sportswear Company

Portland, Oregon

We have audited management’s assessment, included in the accompanying Report of Management, that Columbia Sportswear Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows and the financial statement schedule listed in the Index at Item 15 for the year ended December 31, 2006 of the Company and our report dated March 6, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the change in accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No 123(R), “Share-Based Payment”.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 6, 2007

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections of our 2007 Proxy Statement entitled “Election of Directors,” “Corporate Governance Guidelines,” and “Section 16 Beneficial Ownership Reporting Compliance” are incorporated herein by reference.

See Item 4A of this Annual Report on Form 10-K for information regarding our executive officers.

Item 11.	EXECUTIVE COMPENSATION

The section of our 2007 Proxy Statement entitled “Executive Compensation” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of our 2007 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference. The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), at December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1997 Stock Incentive Plan	1,678,838	$41.93	1,597,272
1999 Employee Stock Purchase Plan	—	—	474,444
Equity compensation plans not approved by security holders	—	—	—

Total	1,678,838	$41.93	2,071,716

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section of our 2007 Proxy Statement entitled “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of our 2007 Proxy Statement entitled “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) and (a)(2) Financial Statements. The Financial Statements of the Company and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 40 to 67 of this Annual Report.

(b) See Exhibit Index beginning on page 74 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
Year Ended December 31, 2006:
Allowance for doubtful accounts	$7,340	$409	$—	$(1,017)	$6,732
Product warranty	9,907	4,804	—	(3,549)	11,162
Year Ended December 31, 2005:
Allowance for doubtful accounts	$7,825	$1,158	$—	$(1,643)	$7,340
Product warranty	9,140	4,178	—	(3,411)	9,907
Year Ended December 31, 2004:
Allowance for doubtful accounts	$8,852	$1,882	$—	$(2,909)	$7,825
Product warranty	8,642	3,375	—	(2,877)	9,140

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 6, 2007.

COLUMBIA SPORTSWEAR COMPANY

By:	/s/ BRYAN L. TIMM
Bryan L. Timm Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of March 6, 2007.

Signatures	Title

/s/ TIMOTHY P. BOYLE Timothy P. Boyle	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ BRYAN L. TIMM Bryan L. Timm	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GERTRUDE BOYLE Gertrude Boyle	Chairman of the Board of Directors

/s/ SARAH A. BANY Sarah A. Bany	Director

/s/ EDWARD S. GEORGE Edward S. George	Director

/s/ MURREY R. ALBERS Murrey R. Albers	Director

/s/ JOHN W. STANTON John W. Stanton	Director

/s/ WALTER T. KLENZ Walter T. Klenz	Director

/s/ STEPHEN E. BABSON Stephen E. Babson	Director

/s/ ANDY D. BRYANT Andy D. Bryant	Director

Exhibit Index

3.1	Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

3.2	2000 Restated Bylaws (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

4.1	See Article II of Exhibit 3.1 and Article I of Exhibit 3.2

+10.1	1997 Stock Incentive Plan, as amended (incorporated by reference to Appendix B to the Company’s proxy statement filed on April 9, 2004).

+*10.2	Form of Incentive Stock Option Agreement

+*10.3	Form of Nonstatutory Stock Option Agreement.

+10.3(a)	Form of Executive Stock Option Agreement (incorporated by reference to exhibit 10.3 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

+10.3(b)	Form of Nonstatutory Stock Option Agreement for stock options granted on or after July 20, 2006 (incorporated by reference to exhibit 99.1 to the Company’s Form 8-K filed on July 20, 2006).

+10.3(c)	Form of Restricted Stock Unit Award Agreement (incorporated by reference to exhibit 99.2 to the Company’s Form 8-K filed on July 20, 2006).

+10.3(d)	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to exhibit 99.3 to the Company’s Form 8-K filed on July 20, 2006).

*10.4	Credit Agreement between the Hong Kong and Shanghai Banking Corporation Limited and the Company dated September 17, 1991, as amended

10.5	Credit Agreement between the Company and Wells Fargo Bank National Association dated December 16, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.5(a)	First Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated December 22, 2005 (incorporated by reference to the Company’s Form 8-K filed on December 27, 2005)

10.5(b)	Second Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated December 22, 2005 (incorporated by reference to the Company’s Form 8-K filed on October 27, 2006)

*10.6	Lease between BB&S Development Company and the Company, dated February 12, 1996

*10.7	Lease between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 3, 1994

10.8	Lease Amending Agreement between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 1, 2002 (incorporated by reference to exhibit 10.12 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.8(a)	Indemnity Agreement between Columbia Sportswear Company and B.A.R.K. Holdings, Inc., dated January 1, 2002 (incorporated by reference to exhibit 10.12 (b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.9	Consulting and Confidentiality Agreement between Robert Masin and the Company dated as of September 1, 2006 (incorporated by reference to the Company’s 8-K filed on September 1, 2006).

*10.10	Form of Indemnity Agreement for Directors

*10.11	Form of Agreement Regarding Plan of Recapitalization Among the Company and Shareholders

Exhibit Index

+10.12	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

+10.13	Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000)

+10.14	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.15	Summary of Compensatory Arrangements with Directors (incorporated by reference to the Company’s Form 8-K filed on May 18, 2006).

+10.16	Summary of Compensatory Arrangements with Named Executive Officers

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Chief Financial Officer

+	Management Contract or Compensatory Plan
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-43199).