Form 10-Q
period 2007-03-31
COLUMBIA SPORTSWEAR CO
filed 2007-05-08
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from              to

COLUMBIA SPORTSWEAR COMPANY

(Exact name of registrant as specified in its charter)

Oregon	0-23939	93-0498284
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification Number)

14375 Northwest Science Park Drive Portland, Oregon	97229
(Address of principal executive offices)	(Zip Code)

(503) 985-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Stock Market

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

The number of shares of Common Stock outstanding on May 1, 2007 was 36,301,012.

COLUMBIA SPORTSWEAR COMPANY

MARCH 31, 2007

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$79,266	$64,880
Short-term investments	189,360	155,170
Accounts receivable, net of allowance of $8,345 and $6,732, respectively	234,278	285,858
Inventories, net (Note 2)	209,712	212,323
Deferred income taxes	26,761	26,740
Prepaid expenses and other current assets	12,631	12,713

Total current assets	752,008	757,684

Property, plant, and equipment, net of accumulated depreciation of $142,028 and $145,569, respectively	199,827	199,426
Intangibles and other assets (Note 3)	52,336	52,681
Goodwill (Note 3)	17,273	17,498

Total assets	$1,021,444	$1,027,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$3,540
Accounts payable	55,950	88,107
Accrued liabilities	59,095	64,379
Deferred income taxes	1,002	948
Income taxes payable	8,164	31,523
Current portion of long-term debt	142	159

Total current liabilities	124,353	188,656

Deferred income taxes	7,964	7,794
Other liabilities (Note 9)	21,483	136

Total liabilities	153,800	196,586

Commitments and contingencies
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 36,288 and 35,998 issued and outstanding	38,718	24,370
Retained earnings	792,950	771,939
Accumulated other comprehensive income (Note 4)	35,976	34,394

Total shareholders’ equity	867,644	830,703

Total liabilities and shareholders’ equity	$1,021,444	$1,027,289

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$289,640	$260,211
Cost of sales	162,942	148,574

Gross profit	126,698	111,637

Selling, general, and administrative expense	90,361	84,819
Net licensing income	(996)	(1,005)

Income from operations	37,333	27,823

Interest income	(2,244)	(2,138)
Interest expense	52	240

Income before income tax	39,525	29,721

Income tax expense	13,439	10,254

Net income	$26,086	$19,467

Earnings per share (Note 5):
Basic	$0.72	$0.53
Diluted	0.71	0.52

Weighted average shares outstanding:
Basic	36,181	36,900
Diluted	36,555	37,339

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Provided By (Used In) Operating Activities:
Net income	$26,086	$19,467
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,331	5,980
Loss on disposal of property, plant, and equipment	127	170
Deferred income tax provision (benefit)	172	(1,011)
Stock-based compensation	1,749	3,417
Tax benefit from employee stock plans	2,241	654
Excess tax benefit from employee stock plans	(1,200)	(264)
Changes in operating assets and liabilities:
Accounts receivable	52,512	70,454
Inventories	3,086	(797)
Prepaid expenses and other current assets	123	(1,349)
Other assets	297	130
Accounts payable	(32,698)	(30,645)
Accrued liabilities	(5,499)	(7,709)
Income taxes payable	(1,916)	1,033

Net cash provided by operating activities	51,411	59,530

Cash Provided by (Used in) Investing Activities:
Purchases of short-term investments	(135,450)	(132,152)
Sales of short-term investments	101,260	109,375
Capital expenditures	(6,001)	(15,577)
Acquisitions, net of cash acquired	225	(35,377)
Proceeds from sale of licenses	—	1,700
Proceeds from sale of property, plant, and equipment	19	6
Other liabilities	(48)	(26)

Net cash used in investing activities	(39,995)	(72,051)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable	4,495	4,117
Repayments on notes payable	(8,122)	(34,611)
Repayment of long-term debt	(5)	(2,555)
Proceeds from issuance of common stock	10,483	2,852
Excess tax benefit from employee stock plans	1,200	264
Cash dividends paid	(5,075)	—
Repurchase of common stock	(125)	(1,748)

Net cash provided by (used in) financing activities	2,851	(31,681)

Net Effect of Exchange Rate Changes on Cash	119	308

Net Increase (Decrease) in Cash and Cash Equivalents	14,386	(43,894)
Cash and Cash Equivalents, Beginning of Period	64,880	101,091

Cash and Cash Equivalents, End of Period	$79,266	$57,197

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$44	$338
Cash paid during the period for income taxes	12,989	9,445

Supplemental Disclosures of Non-Cash Financing Activities:
Assumption of Montrail debt	$—	$5,833

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Cash and cash equivalents:

Cash and cash equivalents are stated at cost and include investments with maturities of three months or less at the date of acquisition. Cash and cash equivalents were $79,266,000 and $64,880,000 at March 31, 2007 and December 31, 2006, respectively, primarily consisting of money market funds and certificates of deposit.

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

Stock-based compensation:

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 7,400,000 shares of the Company’s Common Stock, of which 1,300,679 shares were available for future grants under the Plan at March 31, 2007. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The Company estimates the fair value of stock options using the Black-Scholes model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The expected option term represents the estimated time until exercise and is based on the Company’s historical experience with similar awards, taking into consideration contractual terms, vesting schedules and expected employee behavior. The expected stock price volatility is based on the historical volatility of the Company’s stock over the most recent period equal to the expected term of the option and adjusted for activity that is not expected to occur in the future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The expected dividend yield is based on the Company’s dividend policy at the time the options were granted. Assumptions will be evaluated and revised as necessary to reflect changes in market conditions and the Company’s experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards.

The following table presents the weighted average assumptions for the three months ended March 31, 2007 and 2006:

	Options
	2007	2006
Expected term	5.0 years	6.5 years
Expected stock price volatility	28.62%	41.75%
Risk-free interest rate	4.58%	4.46%
Expected dividend yield (1)	1%	0%
Estimated average fair value per option granted	$18.64	$23.91

(1)	On November 30, 2006, the Company began paying a quarterly cash dividend.

The following table summarizes stock option activity for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	1,579,150	$41.93	6.78	$21,761
Granted	226,527	61.47
Cancelled	(9,822)	49.19
Exercised	(287,617)	36.45

Options outstanding at March 31, 2007	1,508,238	$45.87	7.19	$24,972

Options vested and expected to vest at March 31, 2007	1,413,850	$45.30	7.07	$24,187

Options exercisable at March 31, 2007	933,847	$40.65	6.11	$20,223

The aggregate intrinsic value in the table above represents pre-tax intrinsic value, based on the Company’s closing stock price of $62.31 on the last business day of the three month period ended March 31, 2007. Total stock option compensation expense for the three months ended March 31, 2007 and 2006 was $1,276,000 and $3,399,000, respectively. At March 31, 2007 and 2006, unrecognized costs related to stock options totaled approximately $9,114,000 and $11,870,000, respectively, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at March 31, 2007 are expected to be recognized over a weighted average period of 2.93 years. The aggregate intrinsic value of stock options exercised was $7,915,000 and $2,108,000 for the three months ended March 31, 2007 and 2006, respectively. The total cash received as a result of stock option exercises for the three months ended March 31, 2007 and 2006 was $10,483,000 and $2,852,000, respectively. In connection with these exercises, the tax benefit realized by the Company was $2,224,000 and $639,000 for the three months ended March 31, 2007 and 2006, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Restricted Stock Units

The Company grants restricted stock units to attract and reward key employees. The restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance and /or Company performance.

Service-based restricted stock units are granted at no cost to key employees and generally vest over three years from the date of grant. For the quarter ended March 31, 2007, 69,824 service-based restricted stock units were granted.

Performance-based restricted stock units are granted at no cost to members of the Company’s senior executive team, excluding the Chairman and the President and Chief Executive Officer. The number of shares ultimately received under these grants depends on actual company and individual performance, as well as continued service. The vesting period generally consists of a performance period of between 2.5 and 3 years with an additional required service period of 1 year. 15,500 performance-based restricted stock units were granted during the three months ended March 31, 2007.

Prior to vesting, both service-based and performance-based restricted stock units do not have dividend equivalent rights, are non-transferable, non-voting and not considered issued and outstanding. In addition, any unvested restricted stock units are subject to forfeiture upon certain early termination events and are subject to accelerated vesting in certain circumstances. Once the applicable vesting criteria have been met, the shares underlying the units will be issued. Upon the issuance of shares, the Company will withhold a portion of the common stock to be issued to meet minimum statutory tax withholding requirements.

Prior to 2007, the fair value of service-based and performance-based restricted stock units was determined based on the number of units granted and the closing price of the Company’s common stock on the date of grant. Effective January 1, 2007, the fair value of service-based and performance-based restricted stock units is discounted by the present value of the future stream of dividends over the vesting period using the Black-Scholes model. The relevant assumptions used in the Black-Scholes model to compute the discount are the vesting period, dividend yield and closing price of the Company’s common stock on the date of grant. This change in method is the result of the Company’s initiation of a quarterly cash dividend in the fourth quarter of 2006.

The following table presents the weighted average assumptions for the three months ended March 31, 2007:

Restricted Stock Units
Vesting period	3.16 years
Expected dividend yield (1)	1%
Estimated average fair value per restricted stock unit granted	$60.20

(1)	On November 30, 2006, the Company began paying a quarterly cash dividend.

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 31, 2006	99,688	$49.06
Granted	85,324	60.20
Vested	(4,754)	53.50
Forfeited	(3,434)	52.97

Restricted stock units outstanding at March 31, 2007	176,824	$54.24

Restricted stock unit compensation expense for the three months ended March 31, 2007 and 2006 was $473,000 and $18,000, respectively. At March 31, 2007 and 2006, unrecognized costs related to restricted stock units totaled approximately $7,299,000 and $1,215,000, respectively, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at March 31, 2007 are expected to be recognized over a weighted average period of 2.67 years. The total fair value of restricted stock units vested during the three months ended March 31, 2007 was $254,000. In connection with these vested restricted stock units, the tax benefit realized by the Company was $15,000 for the three months ended March 31, 2007. No restricted stock units vested in the three months ended March 31, 2006.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

1999 Employee Stock Purchase Plan

In 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty-five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended offerings under the ESPP indefinitely. As of March 31, 2007, a total of 275,556 shares of common stock had been issued under the ESPP.

In connection with disqualifying dispositions related to ESPP shares, the tax benefit realized by the Company for the three months ended March 31, 2007 and 2006 was $2,000 and $15,000, respectively.

Product warranty:

Some of the Company’s products are warrantied to be free from defect in material and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements. A summary of accrued warranties and related activity for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$11,162	$9,907
Charged to costs and expenses	971	1,373
Claims settled	(863)	(1,217)

Balance at end of period	$11,270	$10,063

Recent Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In July 2006, the FASB issued FIN 48. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of adopting FIN 48 is recorded in retained earnings. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 2—INVENTORIES, NET

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories, net, consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$2,005	$2,219
Work in process	11,111	10,664
Finished goods	196,596	199,440

	$209,712	$212,323

NOTE 3—INTANGIBLE ASSETS AND GOODWILL

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	March 31, 2007		December 31, 2006
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,603	$(424)	$1,603	$(381)

Intangible assets not subject to amortization:
Trademarks and trade names	$46,771		$46,771
Goodwill	17,273		17,498

	$64,044		$64,269

Amortization expense for intangible assets subject to amortization is estimated to be $175,000 in each of 2007, 2008, 2009, and 2010 and $138,000 in 2011.

Other non-current assets totaled $4,386,000 and $4,688,000 at March 31, 2007 and December 31, 2006, respectively.

NOTE 4—COMPREHENSIVE INCOME

Accumulated other comprehensive income reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments, net of applicable taxes, and the unrealized gains and losses, net of applicable taxes, on derivative transactions. A summary of comprehensive income, net of related tax effects, is as follows (in thousands):

	Three months ended March 31,
	2007	2006
Net income	$26,086	$19,467
Other comprehensive income:
Unrealized derivative holding gains (losses) arising during period	194	(792)
Reclassification to net income of previously deferred (gains) losses on derivative transactions	(234)	470
Foreign currency translation adjustments	1,622	2,305

Other comprehensive income	1,582	1,983

Comprehensive income	$27,668	$21,450

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding gains (losses) on derivative transactions	Accumulated other comprehensive income
Balance at December 31, 2006	$35,668	$(1,274)	$34,394
Activity for the three months ended March 31, 2007	1,622	(40)	1,582

Balance at March 31, 2007	$37,290	$(1,314)	$35,976

NOTE 5—EARNINGS PER SHARE

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

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2007	2006
Weighted average common shares outstanding, used in computing basic earnings per share	36,181	36,900
Effect of dilutive stock options	374	439

Weighted-average common shares outstanding, used in computing diluted earnings per share	36,555	37,339

Earnings per share of common stock:
Basic	$0.72	$0.53
Diluted	0.71	0.52

Options to purchase an additional 272,905 and 877,879 shares of common stock were outstanding for the three months ended March 31, 2007 and 2006, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be anti-dilutive.

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

NOTE 6—SEGMENT INFORMATION

The Company operates in one industry segment: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, footwear, related accessories and equipment.

The geographic distribution of the Company’s net sales, income before income tax, interest income (expense), income tax expense, depreciation and amortization expense and identifiable assets are summarized in the tables below (in thousands). In addition to the geographic distribution of net sales, the Company’s net sales by major product line are also summarized below. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three months ended March 31,
	2007	2006
Net sales to unrelated entities:
United States	$155,499	$144,387
Europe	54,146	47,975
Canada	25,767	26,381
Other International	54,228	41,468

	$289,640	$260,211

Income before income tax:
United States	$19,761	$13,387
Europe	5,724	4,434
Canada	5,494	4,982
Other International	6,313	4,782
Interest and other income (expense) and eliminations	2,233	2,136

	$39,525	$29,721

Interest income (expense), net:
United States	$2,635	$2,383
Europe	(493)	(228)
Canada	(131)	(38)
Other International	181	(219)

	$2,192	$1,898

Income tax expense:
United States	$8,984	$6,851
Europe	1,160	1,084
Canada	1,826	1,714
Other International	1,469	605

	$13,439	$10,254

Depreciation and amortization expense:
United States	$3,688	$4,171
Europe	2,322	1,489
Canada	70	104
Other International	251	216

	$6,331	$5,980

	March 31, 2007	December 31, 2006
Assets:
United States	$1,009,721	$988,867
Europe	387,342	386,716
Canada	96,070	98,054
Other International	110,665	133,648

Total identifiable assets	1,603,798	1,607,285
Eliminations and reclassifications	(582,354)	(579,996)

Total assets	$1,021,444	$1,027,289

	Three months ended March 31,
	2007	2006
Net sales to unrelated entities:
Outerwear	$59,846	$55,201
Sportswear	163,082	141,808
Footwear	52,907	50,718
Accessories and equipment	13,805	12,484

	$289,640	$260,211

NOTE 7—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company’s risk management programs, the Company uses a variety of financial instruments, including foreign currency option and forward exchange contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company hedges against the currency risk associated with firmly committed and anticipated transactions for the next twelve months denominated in European euros, Canadian dollars and Japanese yen. The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended, such financial instruments are marked to market with the offset to accumulated other comprehensive income and subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the three months ended March 31, 2007 and 2006.

NOTE 8—ACQUISITIONS

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

On January 26, 2006, the Company acquired substantially all of the assets of Montrail, Inc. (“Montrail”) for cash consideration of $15,000,000 plus the assumption of certain liabilities less $225,000 for certain purchase price adjustments made in January 2007. The Montrail® brand is recognized as a premium outdoor footwear brand with a reputation for delivering technical, high performance trail running, hiking, and climbing footwear for outdoor enthusiasts. The acquisition was accounted for under the purchase method of accounting and the results of operations have been recorded in the Company’s consolidated financial statements since January 26, 2006. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The effect of this acquisition was not material to the Company’s results of operations; therefore, pro forma financial information has not been included. The fair values of assets and liabilities acquired are presented below (in thousands):

Cash	$23
Accounts receivable	1,778
Inventory	6,878
Prepaids and other assets	112
Property, plant and equipment	597
Intangible assets	11,914

Total assets acquired	21,302

Accounts payable and accrued liabilities	694
Note payable	5,833

Total liabilities assumed	6,527

Net assets acquired	$14,775

Intangible assets acquired from Montrail consisted of $10,000,000 for trademarks, $714,000 for goodwill, $700,000 for a patent and $500,000 for order backlog. The $11,200,000 of purchase price allocated to the trademark, patent and order backlog was determined by management, based in part on a third party appraisal using established valuation techniques. Patents are subject to amortization over the lesser of 17 years from the date filed with the U.S. Patent and Trademark Office or the estimated useful life. At the time of the acquisition, the remaining useful life of the patent was approximately 11 years. The order backlog was amortized over the period for which the orders were shipped in 2006. At June 30, 2006, the order backlog was fully amortized.

The goodwill and trademarks acquired are not subject to amortization because these assets are deemed to have indefinite useful lives. These intangible assets are reviewed for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

NOTE 9—INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. The Company did not recognize a material adjustment in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, the Company had $20,307,000 of unrecognized tax benefits, including related penalties and interest, all of which would affect the effective tax rate if recognized. Included in this balance is approximately $8,500,000 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the 12 months following the adoption date. This amount represents a potential decrease in unrecognized tax benefits comprised primarily of uncertain tax positions relative to the Company’s foreign affiliates.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company recognizes interest expense and penalties related to income tax matters in income tax expense. At the adoption date, the Company had approximately $2,971,000 of accrued interest and penalties related to uncertain tax positions. The liability for the payment of interest and penalties did not materially change at March 31, 2007.

The Company and its subsidiaries are subject to income tax in the United States as well as various state and foreign jurisdictions. At the adoption date, the Company had effectively settled all material income tax matters through the year 2003. The Company is currently under audit for the 2004 and 2005 tax years by the Internal Revenue Service as well as other state and foreign jurisdictions for various other tax years.

Consistent with the provisions of FIN 48, the Company reclassified $21,384,000 of income tax liabilities at March 31, 2007 from current to non-current liabilities because payment of cash is not anticipated within one year from the balance sheet date. These non-current income tax liabilities are recorded in Other Liabilities in the Condensed Consolidated Balance Sheet. Income tax liabilities for uncertain tax positions at December 31, 2006, prior to the adoption of FIN 48, have not been reclassified.

NOTE 10—SUBSEQUENT EVENT

In April 2007, the Board of Directors approved a quarterly dividend of $0.14 per share, payable on May 31, 2007 to shareholders of record on May 17, 2007.

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

These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors may cause actual results to differ materially from those projected in forward-looking statements, including the risks described below in Part II, Item 1A, Risk Factors. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

The following discussion of our results of operations and liquidity and capital resources, including known trends and uncertainties identified by management, should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this quarterly report.

All references to quarters relate to the quarter ended March 31 of the particular year.

Overview

Since our initial public offering in 1998, our net sales have steadily increased from $427.3 million in 1998 to $1,287.7 million in 2006, which equates to a compound annual growth rate of 14.8% for this period. Although we cannot predict future results with certainty, our long-term goal is to capitalize on global market opportunities for each of our brands and key product categories. We are committed to our growth strategies of enhancing the channel productivity of our existing customers, leveraging our brands internationally, further developing our existing merchandise categories, increasing our penetration into the department store and specialty footwear channels and expanding the global awareness of our brands through license agreements. With our well-developed sourcing and distribution infrastructure and proven design and product development team, we believe that we are well positioned for future long-term growth.

Highlights as of and for the quarter ended March 31, 2007 are as follows:

•

Our backlog for the fall 2007 selling season as of March 31, 2007 increased $21.4 million, or 3.0%, to $742.1 million from $720.7 million as of March 31, 2006. Excluding changes in currency exchange rates, fall 2007 backlog increased $11.5 million, or 1.6%. The increase in our fall backlog was largely the result of strong sportswear orders in the United States. We attribute the strength of our sportswear backlog to continued retail and consumer demand for our sportswear products. Based in part on our fall 2007 backlog, we currently project full year 2007 sales growth of approximately 5.0%. Although we cannot predict with certainty any future results, our reported backlog is one indicator of our anticipated sales for the fall 2007 selling season. Many factors, however, could cause actual sales to differ materially from reported future order backlog, including the potential cancellation of orders by customers. Moreover, our fall 2007 backlog should not be used in forecasting sales beyond the fall 2007 selling season.

•

Net sales increased $29.4 million, or 11.3%, to $289.6 million from $260.2 million for the comparable period in 2006. Excluding changes in currency exchange rates, net sales increased 9.6%. Our sales growth was largely attributable to increased shipments in the United States and our Other International businesses, which include our direct business in Japan and Korea and our international distributor markets worldwide. From a product categorical perspective, the sales increase was predominantly attributable to increased sales of sportswear.

•

Gross profit increased 80 basis points to 43.7% of net sales from 42.9% of net sales for the comparable period in 2006. Gross margins increased due to improvements in our sportswear margins, favorable effects of foreign currency exchange rates, prior year unfavorable effect of marking the Montrail inventory to market upon acquisition in January 2006 and higher costs associated with certain international promotional campaigns in Europe last year. The favorable gross profit effect of these items was partially offset by lower gross margins on a higher volume of close-out product sales as well as increased sales to our international distributors, which generally carry lower gross margins than our direct sales.

•

Selling, general and administrative (“SG&A”) expense increased $5.6 million, or 6.6%, to $90.4 million from $84.8 million for the comparable period in 2006. We expect full year 2007 SG&A expense, as a percentage of net sales, to expand compared to 2006 due primarily to incremental depreciation expense associated with the recent upgrade to our Portland, Oregon distribution center and an expansion of our distribution center in Cambrai, France.

•	Net income was $26.1 million or $0.71 per diluted share compared to $19.5 million or $0.52 per diluted share for the comparable period in 2006.

Results of Operations

Net income increased $6.6 million, or 33.8%, to $26.1 million for the first quarter of 2007 from $19.5 million for the comparable period in 2006. Diluted earnings per share was $0.71 for the first quarter of 2007 compared to $0.52 for the comparable period in 2006.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our consolidated statements of operations:

	Three Months Ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	56.3	57.1

Gross profit	43.7	42.9
Selling, general and administrative	31.2	32.6
Net licensing income	(0.4)	(0.4)

Income from operations	12.9	10.7
Interest income, net	(0.7)	(0.7)

Income before income tax	13.6	11.4
Income tax expense	4.6	3.9

Net income	9.0%	7.5%

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Net Sales: Consolidated net sales increased 11.3% to $289.6 million for the first quarter of 2007 from $260.2 million for the comparable period in 2006. Excluding changes in currency exchange rates, consolidated net sales increased 9.6%.

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

	Quarter ended March 31, 2007
	Amount (millions)	% Change
Consolidated:
Net sales change (GAAP)	$29.4	11.3%
Effect of currency exchange rate changes	(4.4)	(1.7)

Net sales change excluding changes in currency exchange rates	$25.0	9.6%

United States:
Net sales change (GAAP)	$11.1	7.7%

Europe:
Net sales change (GAAP)	$6.1	12.7%
Effect of currency exchange rate changes	(4.8)	(10.0)

Net sales change excluding changes in currency exchange rates	$1.3	2.7%

Canada:
Net sales change (GAAP)	$(0.6)	(2.3)%
Effect of currency exchange rate changes	0.6	2.3

Net sales change excluding changes in currency exchange rates	$0.0	0.0%

Other International:
Net sales change (GAAP)	$12.8	30.9%
Effect of currency exchange rate changes	(0.2)	(0.5)

Net sales change excluding changes in currency exchange rates	$12.6	30.4%

The increase in net sales was led by our Other International business, followed by our United States and European businesses, offset by a slight decrease in our Canadian business. By product category, increased net sales were led by sportswear, followed by outerwear, footwear and accessories and equipment. Sales growth was primarily the result of an increase in the quantity of units sold in each geographic region and product category.

Net sales from sportswear increased $21.3 million, or 15.0%, to $163.1 million for the first quarter of 2007 from $141.8 million for the comparable period in 2006. We primarily attribute the increase in sportswear sales to an increase in sales of spring 2007 product in the United States, followed by Europe, Other International and Canada. The increase in sportswear sales was driven by continued growth in the United States resulting from a broad assortment of products, competitive pricing and related consumer demand for our sportswear products, particularly knit and woven tops, shorts and pants.

Net sales from outerwear increased $4.6 million, or 8.3%, to $59.8 million for the first quarter of 2007 from $55.2 million for the comparable period in 2006. The increase in outerwear sales was predominantly the result of increased sales of spring 2007 outerwear products in Other International and, to a lesser degree, increased sales in the United States and Europe, offset by decreased sales in Canada. Other International outerwear sales growth was attributable to continued strength in certain key international distributor markets, including Russia, Argentina, and Hong Kong/China.

Net sales from footwear increased $2.2 million, or 4.3%, to $52.9 million for the first quarter of 2007 from $50.7 million for the comparable period in 2006. Footwear sales growth was led by Other International, followed by Europe, while sales of footwear decreased in Canada and the United States. Other International’s footwear sales growth was largely attributable to strong sales of spring men’s and women’s footwear to key international distributor markets. Our footwear business, in general, has suffered from strong competition, undifferentiated product and several changes within our footwear merchandising and design leadership team. Despite these challenges, we believe that we have built a strong team and have a portfolio of authentic outdoor brands to execute our footwear strategies.

Net sales from accessories and equipment increased $1.3 million, or 10.4%, to $13.8 million for the first quarter of 2007 from $12.5 million for the comparable period in 2006. Accessories and equipment sales growth was led by Other International and the United States while net sales in Europe and Canada remained flat.

Net sales in the United States increased $11.1 million, or 7.7%, to $155.5 million for the first quarter of 2007 from $144.4 million for the comparable period in 2006. The increase in net sales in the United States was predominantly the result of the continued strength of sales of our spring apparel, which was well received by our retail customers. Sales growth was particularly strong in our women’s business. Footwear sales decreased for the quarter due to general weakness in our spring 2007 Columbia footwear product line.

Net sales in Europe increased $6.1 million, or 12.7%, to $54.1 million for the first quarter of 2007 from $48.0 million for the comparable period in 2006. Excluding changes in currency exchange rates, Europe’s net sales increased 2.7%. European sales growth was largely due to the strength of our spring 2007 sportswear product line. Net sales of all other product categories remained essentially flat.

Net sales in Canada decreased $0.6 million, or 2.3%, to $25.8 million for the first quarter of 2007 from $26.4 million for the comparable period in 2006. Excluding changes in currency exchange rates, Canada’s net sales remained essentially flat. The weakness in our Canadian business was mainly due to softness in our spring footwear lines for the Columbia and Sorel brands, partially offset by sportswear sales growth.

Net sales from Other International, which includes our direct business in Japan and Korea and our international distributor markets worldwide, increased $12.8 million, or 30.9%, to $54.2 million for the first quarter of 2007 from $41.4 million for the comparable period in 2006. Excluding changes in currency exchange rates, Other International sales increased 30.4%. Sales growth for Other International was predominantly the result of increased sales by our international distributors, followed by increased sales by our Korean and Japanese businesses. International distributor sales growth was particularly strong due to the continued strength of our distributors in Russia, South America and Hong Kong/China.

Gross Profit: Gross profit, as a percentage of net sales, increased to 43.7% for the first quarter of 2007 from 42.9% for the comparable period in 2006. The increase in gross profit was due to several factors including improvements in our sportswear margins, favorable effects of foreign currency exchange rates, prior year unfavorable effect of marking the Montrail inventory to market upon acquisition in January 2006 and higher costs associated with certain international promotional campaigns in Europe last year. The favorable gross profit effect of these items was partially offset by lower gross margins on a higher volume of close-out product sales as well as increased sales to our international distributors, which generally carry lower gross margins than our direct sales. While our international distributor sales generally carry lower gross margins, they incur significantly lower SG&A expense than our direct sales.

Our sportswear gross margins increased in the first quarter due to modest improvement in average selling prices in our spring 2007 sportswear product line.

Improvement in foreign currency hedge rates for our spring 2007 selling season favorably affected our gross profit. Since our global supply of inventory is generally purchased with U.S. dollars, the gross profit of our direct international businesses is partially dependent on the valuation of the U.S. dollar. For our spring 2007 selling season, the hedge rates for our European and Canadian businesses improved from our spring 2006 selling season.

The favorable effects on gross profit resulting from improvement in foreign currency hedge rates and increased efficiencies were partially offset by lower margins on a higher volume of close-out product and international distributor sales. In the first quarter of 2007, sales of close-out products increased significantly due to unseasonably warm weather in North America during the fourth quarter of 2006 which led to higher than normal excess inventory that was eventually sold at reduced close-out margins in the first quarter of 2007.

Our gross profits may not be comparable to those of other companies in our industry because some include all of the costs related to their distribution network in cost of sales. We, like others, have chosen to include these expenses as a component of SG&A expense.

Selling, General and Administrative Expense: SG&A expense includes all costs associated with our design, merchandising, marketing, distribution and corporate functions including related depreciation and amortization.

SG&A expense increased $5.6 million, or 6.6%, to $90.4 million for the first quarter of 2007 from $84.8 million for the comparable period in 2006. Selling expenses increased $1.5 million, or 5.9%, and general and administrative expenses increased $4.1 million, or 6.9%. As a percentage of net sales, SG&A expense decreased to 31.2% of net sales for the first quarter of 2007 from 32.6% of net sales for the comparable period in 2006.

Selling expenses, including commissions and advertising, decreased to 9.3% of net sales for the first quarter of 2007 from 9.8% of net sales for the comparable period in 2006. The decrease in selling expenses as a percentage of net sales was largely attributable to a reduction in commissions expense resulting from changes to our sales agency structures in Europe and the United States.

The increase in general and administrative expenses primarily resulted from an increase in personnel related costs and bad debt expense. Personnel related costs increased as a result of the conversion to an in-house sales force in certain key European markets and increased European personnel to support the business. The increase in bad debt expense resulted from favorable write-off experience last year.

Depreciation and amortization included in SG&A expense totaled $6.1 million for the first quarter of 2007 compared to $5.7 million for the same period in 2006.

Net Licensing Income: We derive net licensing income from income that we earn through licensing our trademarks across a range of categories that complement our current product offerings.

For the first quarter of 2007, we recognized licensing income from 16 licensees. Products distributed by our licensees for the first quarter of 2007 included socks, performance base layer, leather outerwear and accessories, camping gear, eyewear, home furnishings, bicycles and other accessories.

Net licensing income remained flat at $1.0 million for the first quarter of 2007 compared to the same period in 2006. The components of licensing income were led by Columbia licensed bicycles, followed by licensed camping gear, eyewear, socks and leather accessories.

Interest (Income) Expense, Net: Interest income was $2.2 million for the first quarter of 2007 compared to $2.1 million for the same period in 2006. The increase in interest income was due to a higher cash and cash equivalents balance compared to the same period in 2006. Interest expense was nominal for the first quarter of 2007 compared to $0.2 million for the comparable period in 2006. The decrease in interest expense was primarily attributable to a lower long-term debt level.

Income Tax Expense: The provision for income taxes increased to $13.4 million for the first quarter of 2007 from $10.3 million for the comparable period in 2006 due to higher income for the first quarter of 2007 compared to the same period in 2006. Our effective income tax rate was 34.0% for the quarter as compared to 34.5% for the same period in 2006.

Backlog

We typically receive the bulk of our orders for each of the fall and spring seasons at least three months prior to the date the products are shipped to customers. Generally, orders are subject to cancellation prior to the date of shipment. At March 31, 2007, our order backlog was $888.7 million, compared to $848.9 million at March 31, 2006. For a variety of reasons, including the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders, order cancellations, the amount of in-season orders, and fluctuations in foreign currency rates, backlog at March 31 may not be a reliable measure of future sales for any succeeding period. For these reasons backlog figures in one year also may not be directly comparable to backlog figures in another year when measured at the same date.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and for the continued growth of the business. At March 31, 2007, we had total cash and cash equivalents of $79.3 million compared to $64.9 million at December 31, 2006. Cash provided by operating activities was $51.4 million for the three months ended March 31, 2007 compared to $59.5 million for the same period in 2006. The change was primarily due to an increase in receivables from our customers driven by an increase in demand for our spring products over the prior year spring season coupled with higher cash collections in the first quarter of 2006.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash used in investing activities was $40.0 million for the three months ended March 31, 2007 and $72.1 for the comparable period in 2006. For the 2007 period, net cash used in investing activities primarily consisted of $34.2 million for net purchases of short-term investments and $6.0 million for capital expenditures. For the 2006 period, net cash used in investing activities primarily consisted of $33.7 million used for the acquisitions of Montrail and Pacific Trail, net of $1.7 million for the sale of the acquired Dockers licenses, $22.8 million net purchases of short-term investments, and $15.6 million for capital expenditures.

Cash provided by financing activities was $2.9 million for the three months ended March 31, 2007. Cash used in financing activities was $31.7 million for the three months ended March 31, 2006. For the 2007 period, net cash provided by financing activities primarily consisted of $10.5 million of proceeds from the issuance of common stock, offset by payment of a dividend of $5.1 million and the repayment of notes payable of $3.6 million. For the 2006 period, net cash used in financing activities primarily consisted of $37.2 million for the repayment of notes and long-term debt, offset by proceeds from notes payable of $4.1 million and proceeds from the issuance of common stock of $2.9 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $50 million to $125 million, of which $25 million to $100 million is committed. At March 31, 2007, no balance was outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $111.3 million at March 31, 2007, of which $4.1 million is designated as a European customs guarantee. At March 31, 2007, no balance was outstanding under these lines of credit.

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

Off-Balance Sheet Arrangements

We maintain unsecured and uncommitted import lines of credit with a combined limit of $225.0 million at March 31, 2007, available for issuing documentary letters of credit. At March 31, 2007, we had letters of credit outstanding of $37.6 million issued for purchase orders for inventory.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, we recognize income tax expense for the amount of taxes payable or refundable for the current year and for the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and our uncertain tax positions in accordance with Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position and results of operations.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value and is recognized as expense over the requisite service period using the straight-line attribution method. Estimation of stock-based compensation for stock options granted, utilizing the Black-Scholes option-pricing model, requires various highly subjective assumptions including volatility and expected option life. Further, as required under SFAS No. 123R, we estimate forfeitures for stock-based awards granted, which are not expected to vest. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This standard permits us to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

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

In July 2006, the FASB issued FIN 48. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of adopting FIN 48 is recorded in retained earnings. The adoption of this statement did not have a material effect on our financial position, results of operations or cash flows.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  RISK FACTORS

In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations may be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

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

We Operate in Very Competitive Markets

The markets for outerwear, sportswear, footwear, related accessories and equipment are highly competitive, as are the markets for our licensed products. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories and equipment companies. Retailers who are our customers often pose our most significant competitive threat by marketing apparel, footwear and equipment under their own labels. For example, in 2006 our European business was negatively affected by a key customer’s decision to expand its private label program, which resulted in reduced outerwear and footwear orders from that key customer. We also compete with other companies for the production capacity of independent manufacturers that produce our products and for import quota capacity. Many of our competitors are significantly larger than us, have substantially greater financial, distribution, marketing and other resources than we have, and have achieved greater recognition for their products than we have. Increased competition may result in reductions in display areas in retail locations, reductions in sales, or reductions in our profit margins, any of which may have a material adverse effect on our results of operations and financial condition.

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

We Depend on Key Suppliers

Some of the materials that we use may be available from only one source or a very limited number of sources. For example, some specialty fabrics are manufactured to our specification by one source or a few sources and zippers are supplied by one manufacturer. From time to time, we have difficulty satisfying our raw material and finished goods requirements. Although we believe that we can identify and qualify additional manufacturers to produce these materials as necessary, there are no guarantees that additional manufacturers will be available. In addition, depending on the timing, any changes may result in increased costs or production delays, which may have a material adverse effect on our results of operations and financial condition.

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

COLUMBIA SPORTSWEAR COMPANY

Date: May 8, 2007	/s/ BRYAN L. TIMM
Bryan L. Timm
Vice President and Chief Financial Officer