Form 10-Q
period 2007-06-30
COLUMBIA SPORTSWEAR CO
filed 2007-08-07
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding on August 1, 2007 was 36,104,936.

COLUMBIA SPORTSWEAR COMPANY

JUNE 30, 2007

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$107,948	$64,880
Short-term investments	156,547	155,170
Accounts receivable, net of allowance of $5,721 and $6,732, respectively	184,204	285,858
Inventories, net (Note 2)	309,722	212,323
Deferred income taxes	28,163	26,740
Prepaid expenses and other current assets	14,657	12,713

Total current assets	801,241	757,684

Property, plant, and equipment, net of accumulated depreciation of $150,217 and $145,569, respectively	200,021	199,426
Intangibles and other assets (Note 3)	52,963	52,681
Goodwill (Note 3)	17,273	17,498

Total assets	$1,071,498	$1,027,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$3,540
Accounts payable	120,383	88,107
Accrued liabilities	53,663	64,379
Income taxes payable	—	31,523
Deferred income taxes	1,009	948
Current portion of long-term debt	146	159

Total current liabilities	175,201	188,656

Deferred income taxes	8,786	7,794
Other liabilities (Note 9)	21,893	136

Total liabilities	205,880	196,586

Commitments and contingencies
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 36,101 and 35,998 issued and outstanding	27,128	24,370
Retained earnings	797,932	771,939
Accumulated other comprehensive income (Note 4)	40,558	34,394

Total shareholders’ equity	865,618	830,703

Total liabilities and shareholders’ equity	$1,071,498	$1,027,289

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$218,560	$211,553	$508,200	$471,764
Cost of sales	127,985	130,129	290,927	278,703

Gross profit	90,575	81,424	217,273	193,061

Selling, general, and administrative expense	79,222	77,080	169,583	161,899
Net licensing income	(1,054)	(1,119)	(2,050)	(2,124)

Income from operations	12,407	5,463	49,740	33,286

Interest income	(2,816)	(2,054)	(5,060)	(4,192)
Interest expense	17	139	69	379

Income before income tax	15,206	7,378	54,731	37,099

Income tax expense	5,169	2,545	18,608	12,799

Net income	$10,037	$4,833	$36,123	$24,300

Earnings per share (Note 5):
Basic	$0.28	$0.13	$1.00	$0.66
Diluted	0.27	0.13	0.99	0.65

Cash dividends per share:	$0.14	$—	$0.28	$—
Weighted average shares outstanding :
Basic	36,179	36,555	36,180	36,712
Diluted	36,548	36,965	36,552	37,134

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Provided By (Used In) Operating Activities:
Net income	$36,123	$24,300
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,398	11,883
Loss on disposal of property, plant, and equipment	165	215
Deferred income tax benefit	(266)	(1,708)
Stock-based compensation	3,696	6,403
Tax benefit from employee stock plans	2,822	2,010
Excess tax benefit from employee stock plans	(1,602)	(787)
Changes in operating assets and liabilities:
Accounts receivable	105,418	127,565
Inventories	(95,475)	(75,714)
Prepaid expenses and other current assets	(1,837)	(3,322)
Other assets	538	149
Accounts payable	28,533	24,808
Accrued liabilities	(11,467)	(6,897)
Income taxes payable	(9,577)	(10,471)

Net cash provided by operating activities	71,469	98,434

Cash Provided by (Used in) Investing Activities:
Purchases of short-term investments	(211,654)	(177,925)
Sales of short-term investments	210,270	210,875
Capital expenditures	(13,250)	(37,163)
Acquisitions, net of cash acquired	—	(35,377)
Proceeds from sale of licenses	—	1,700
Proceeds from sale of property, plant, and equipment	23	9
Other liabilities	(45)	(52)

Net cash used in investing activities	(14,656)	(37,933)

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable	14,148	6,672
Repayments on notes payable	(17,773)	(53,345)
Repayment of long-term debt	(11)	(2,560)
Proceeds from issuance of common stock	13,673	9,192
Excess tax benefit from employee stock plans	1,602	787
Cash dividends paid	(10,130)	—
Repurchase of common stock	(17,433)	(75,489)

Net cash used in financing activities	(15,924)	(114,743)

Net Effect of Exchange Rate Changes on Cash	2,179	777

Net Increase (Decrease) in Cash and Cash Equivalents	43,068	(53,465)
Cash and Cash Equivalents, Beginning of Period	64,880	101,091

Cash and Cash Equivalents, End of Period	$107,948	$47,626

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$66	$394
Cash paid during the period for income taxes	28,166	22,915

Supplemental Disclosures of Non-Cash Financing Activities:
Assumption of Montrail debt	$—	$5,833

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Concentration of credit risk:

The Company had one customer that accounted for approximately 10.8% of accounts receivable outstanding at December 31, 2006. No single customer accounted for greater than or equal to 10 percent of accounts receivable or revenues at June 30, 2007.

Cash and cash equivalents:

Cash and cash equivalents are stated at cost and include investments with maturities of three months or less at the date of acquisition. Cash and cash equivalents were $107,948,000 and $64,880,000 at June 30, 2007 and December 31, 2006, respectively, primarily consisting of money market funds and certificates of deposit.

Short-term investments:

Short-term investments consist of variable rate demand notes and obligations and municipal auction rate notes that generally mature up to 30 years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method. The Company has no investments considered to be trading securities. The carrying value of available-for-sale securities approximates fair market value due to their short-term interest rate reset periods. At June 30, 2007, short-term investments included $11,465,000 of variable rate demand notes and obligations and municipal auction rate notes that had been redeemed as of a trade date on or before June 30, 2007, but continued to accrue interest until cash settled on a date after June 30, 2007. At December 31, 2006, short-term investments included $20,000,000 of variable rate demand notes and obligations and municipal auction rate notes that had been redeemed as of a trade date on or before December 31, 2006, but continued to accrue interest until cash settled on a date after December 31, 2006.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock-based compensation:

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 7,400,000 shares of the Company’s Common Stock, of which 1,286,327 shares were available for future grants under the Plan at June 30, 2007. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments.

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

The Company estimates the fair value of stock options using the Black-Scholes model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Assumptions are evaluated and revised as necessary to reflect changes in market conditions and the Company’s experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards.

The following table shows the weighted average assumptions for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected term	5.64 years	5.82 years	5.07 years	6.0 years
Expected stock price volatility	32.97%	38.49%	29.10%	39.40%
Risk-free interest rate	4.68%	5.06%	4.59%	4.90%
Expected dividend yield (1)	1%	0%	1%	0%
Estimated average fair value per option granted	$23.36	$22.48	$19.16	$22.88

(1)	On November 30, 2006, the Company began paying a quarterly cash dividend.

The following table summarizes stock option activity for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	1,579,150	$41.93	6.78	$21,761
Granted	254,942	61.97
Cancelled	(27,194)	51.71
Exercised	(368,624)	37.09

Options outstanding at June 30, 2007	1,438,274	$46.54	7.08	$31,852

Options vested and expected to vest at June 30, 2007	1,368,391	$46.10	6.98	$30,899

Options exercisable at June 30, 2007	894,921	$41.18	5.94	$24,611

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. Total stock option compensation expense for the six months ended June 30, 2007 and 2006 was $2,398,000 and $6,254,000, respectively. At June 30, 2007 and 2006, unrecognized costs related to stock options totaled approximately $8,887,000 and $9,222,000, respectively, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at June 30, 2007 are expected to be recognized over a weighted average period of 2.82 years.

Restricted Stock Units

Service-based restricted stock units are granted at no cost to key employees and generally vest over three years from the date of grant. Performance-based restricted stock units are granted at no cost to certain members of the Company’s senior executive team, excluding the Chairman and the President and Chief Executive Officer and generally vest over a performance period of between two and one-half and three years with an additional required service period of one year.

Restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance and/or Company performance.

Prior to 2007, the fair value of service-based and performance-based restricted stock units was determined based on the number of units granted and the closing price of the Company’s common stock on the date of grant. Effective January 1, 2007, the fair value of service-based and performance-based restricted stock units is discounted by the present value of the future stream of dividends over the vesting period using the Black-Scholes model. The relevant assumptions used in the Black-Scholes model to compute the discount are the vesting period, dividend yield and closing price of the Company’s common stock on the date of grant. This change in valuation method is the result of the Company’s initiation of a quarterly cash dividend in the fourth quarter of 2006.

The following table presents the weighted average assumptions for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Vesting period	2.73 years	3.11 years
Expected dividend yield (1)	1%	1%
Estimated average fair value per restricted stock unit granted	$64.09	$60.61

(1)	On November 30, 2006, the Company began paying a quarterly cash dividend.

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 31, 2006	99,688	$49.06
Granted	95,540	60.61
Vested	(8,619)	52.06
Forfeited	(10,204)	53.16

Restricted stock units outstanding at June 30, 2007	176,405	$54.93

Restricted stock unit compensation expense for the six months ended June 30, 2007 and 2006 was $1,298,000 and $149,000, respectively. At June 30, 2007 and 2006, unrecognized costs related to restricted stock units totaled approximately $7,490,000 and $1,541,000, respectively, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at June 30, 2007 are expected to be recognized over a weighted average period of 2.47 years. The total fair value of restricted stock units vested during the six months ended June 30, 2007 was $703,000. No restricted stock units vested in the six months ended June 30, 2006.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Product warranty:

On certain products, the Company provides a limited warranty covering defects in material and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements. A summary of accrued warranties and related activity for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$11,270	$10,003	$11,162	$9,907
Charged to costs and expenses	537	1,083	1,508	2,319
Claims settled	(611)	(686)	(1,474)	(1,826)

Balance at end of period	$11,196	$10,400	$11,196	$10,400

Recent Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of adopting FIN 48 is recorded in retained earnings. See Note 9.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2 – INVENTORIES, NET

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories, net, consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$1,914	$2,219
Work in process	23,220	10,664
Finished goods	284,588	199,440

	$309,722	$212,323

NOTE 3 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	June 30, 2007		December 31, 2006
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,603	$(469)	$1,603	$(381)

Intangible assets not subject to amortization:
Trademarks and trade names	$46,771		$46,771
Goodwill	17,273		17,498

	$64,044		$64,269

Amortization expense for intangible assets subject to amortization is estimated to be $175,000 in each of 2007, 2008, 2009, and 2010 and $138,000 in 2011.

Other non-current assets totaled $5,058,000 and $4,688,000 at June 30, 2007 and December 31, 2006, respectively.

NOTE 4 – COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses on derivative transactions. A summary of comprehensive income, net of related tax effects, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$10,037	$4,833	$36,123	$24,300
Other comprehensive income:
Unrealized derivative holding losses arising during period	(1,651)	(3,278)	(1,456)	(4,069)
Reclassification to net income of previously deferred (gains) losses on derivative transactions	(205)	955	(439)	1,424
Foreign currency translation adjustments	6,437	7,553	8,059	9,858

Other comprehensive income	4,581	5,230	6,164	7,213

Comprehensive income	$14,618	$10,063	$42,287	$31,513

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding losses on derivative transactions	Accumulated other comprehensive income
Balance at December 31, 2006	$35,668	$(1,274)	$34,394
Activity for the six months ended June 30, 2007	8,059	(1,895)	6,164

Balance at June 30, 2007	$43,727	$(3,169)	$40,558

NOTE 5 – EARNINGS PER SHARE

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

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding, used in computing basic earnings per share	36,179	36,555	36,180	36,712
Effect of dilutive stock options and restricted stock units	369	410	372	422

Weighted-average common shares outstanding, used in computing diluted earnings per share	36,548	36,965	36,552	37,134

Earnings per share of common stock:
Basic	$0.28	$0.13	$1.00	$0.66
Diluted	0.27	0.13	0.99	0.65

Stock options and service-based restricted stock units representing 296,159 and 587,518 shares of common stock were outstanding for the three months ended June 30, 2007 and 2006, respectively, and 241,755 and 624,989 shares of common stock were outstanding for the six months ended June 30, 2007 and 2006, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be anti-dilutive. Performance-based restricted stock units representing 6,297 and 5,233 shares were excluded in the computation of diluted EPS for the three and six months ended June 30, 2007, respectively, as these shares were subject to performance conditions that had not been met. No performance-based restricted stock units were outstanding for the three and six months ended June 30, 2006.

Since the inception of the Company’s stock repurchase plan in 2004, the Company’s Board of Directors has authorized the repurchase of $400,000,000 of the Company’s common stock and the Company has repurchased 6,286,603 shares under this program at an aggregate purchase price of approximately $301,615,000. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

NOTE 6 – SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales to unrelated entities:
United States	$117,054	$118,904	$272,553	$263,291
Europe	31,617	29,086	85,763	77,061
Canada	11,969	12,534	37,736	38,915
Other International	57,920	51,029	112,148	92,497

	$218,560	$211,553	$508,200	$471,764

Income (loss) before income tax:
United States	$6,344	$297	$26,105	$13,684
Europe	(2,667)	(3,715)	3,057	719
Canada	629	1,632	6,123	6,614
Other International	8,084	7,001	14,397	11,783
Interest and other income and eliminations	2,816	2,163	5,049	4,299

	$15,206	$7,378	$54,731	$37,099

Interest (income) expense, net:
United States	$(2,544)	$(2,274)	$(5,179)	$(4,657)
Europe	569	1,105	1,062	1,333
Canada	(487)	(67)	(356)	(29)
Other International	(337)	(679)	(518)	(460)

	$(2,799)	$(1,915)	$(4,991)	$(3,813)

Income tax expense (benefit):
United States	$4,869	$1,778	$13,853	$8,611
Europe	(649)	(1,324)	511	(240)
Canada	(45)	336	1,781	2,050
Other International	994	1,755	2,463	2,378

	$5,169	$2,545	$18,608	$12,799

Depreciation and amortization expense:
United States	$4,987	$3,956	$8,675	$8,127
Europe	2,458	1,594	4,780	3,083
Canada	58	117	128	221
Other International	564	236	815	452

	$8,067	$5,903	$14,398	$11,883

	June 30, 2007	December 31, 2006
Assets:
United States	$1,026,412	$988,867
Europe	384,747	386,716
Canada	109,887	98,054
Other International	131,566	133,648

Total identifiable assets	1,652,612	1,607,285
Eliminations and reclassifications	(581,114)	(579,996)

Total assets	$1,071,498	$1,027,289

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales to unrelated entities:
Outerwear	$39,812	$43,184	$99,658	$98,385
Sportswear	124,411	112,175	287,493	253,983
Footwear	42,482	43,192	95,389	93,910
Accessories and equipment	11,855	13,002	25,660	25,486

	$218,560	$211,553	$508,200	$471,764

NOTE 7 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company’s risk management programs, the Company uses a variety of financial instruments, including foreign currency option and forward exchange contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company hedges against the currency risk associated with firmly committed and anticipated transactions for the next twelve months denominated in European euros, Canadian dollars and Japanese yen. The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended, such financial instruments are marked to market with the offset to accumulated other comprehensive income and subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the six months ended June 30, 2007 and 2006.

NOTE 8 – ACQUISITIONS

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

Intangible assets acquired from Montrail consisted of $10,000,000 for trademarks, $714,000 for goodwill, $700,000 for a patent and $500,000 for order backlog. The $11,200,000 of purchase price allocated to the trademark, patent and order backlog was determined by management, based in part on a third party appraisal using established valuation techniques. Patents are subject to amortization over the lesser of 17 years from the date filed with the United States (U.S.) Patent and Trademark Office or the estimated useful life. At the time of the acquisition, the remaining useful life of the patent was approximately 11 years. The order backlog was amortized over the period for which the orders were shipped in 2006. At June 30, 2006, the order backlog was fully amortized.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The goodwill and trademarks acquired are not subject to amortization because these assets are deemed to have indefinite useful lives. These intangible assets are reviewed for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

NOTE 9 – INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not recognize a material adjustment in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, the Company had $20,307,000 of unrecognized tax benefits, including related penalties and interest, all of which would affect the effective tax rate if recognized.

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, Hong Kong, Italy, Japan, South Korea, Switzerland, the United Kingdom and the U.S. At the adoption date, the Company had effectively settled all material income tax matters through the year 2003. The Company is currently under examination in the U.S. for the 2004 and 2005 tax years by the Internal Revenue Service. Internationally, the Company is currently under examination in Canada for the tax years 2002 through 2004, France for the tax years 2003 through 2005, and Italy for the tax years 2004 through 2007. Open tax years, including those mentioned above, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle. Based on the status of these examinations and the protocol of finalizing examinations by the relevant taxing authorities, which could include formal legal proceedings, an estimate of the range of significant increase or decrease to previously recorded uncertain tax positions within 12 months of the adoption date cannot be made.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense. At the adoption date, the Company had approximately $2,971,000 of accrued interest and penalties related to uncertain tax positions. The liability for the payment of interest and penalties did not materially change at June 30, 2007.

Consistent with the provisions of FIN 48, the Company reclassified $21,384,000 at the adoption date, and an additional $447,000 at June 30, 2007, of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year from the balance sheet date. These non-current income tax liabilities are recorded in Other Liabilities in the Condensed Consolidated Balance Sheet. Income tax liabilities for uncertain tax positions at December 31, 2006, prior to the adoption of FIN 48, have not been reclassified.

NOTE 10 – SUBSEQUENT EVENT

In July 2007, the Board of Directors approved a quarterly dividend of $0.14 per share, payable on August 30, 2007 to shareholders of record on August 16, 2007.

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

Overview

Since our initial public offering in 1998, our net sales have steadily increased from $427.3 million in 1998 to $1,287.7 million in 2006, which equates to a compound annual growth rate of 15% for this period. Although we cannot predict future results with certainty, our long-term goal is to capitalize on global market opportunities for each of our brands and key product categories. We are committed to our growth strategies of enhancing the channel productivity of our existing customers, leveraging our brands internationally, further developing our existing merchandise categories, increasing our sales into the department store and specialty footwear channels and expanding the global awareness of our brands through license agreements. With our well-developed sourcing and distribution infrastructure and proven design and product development team, we believe that we are well positioned for future long-term growth.

Highlights for the quarter ended June 30, 2007 are as follows:

•

Net sales increased $7.0 million, or 3%, to $218.6 million from $211.6 million for the comparable period in 2006. Excluding changes in currency exchange rates, net sales increased 2%. The increase in sales was driven by continued growth in the sportswear category and in major markets outside of North America, and offset by weakness in the United States and Canada sales and a shift in timing of international distributor shipments to the third quarter of 2007.

•

Gross profit increased 290 basis points to 41.4% of net sales from 38.5% of net sales for the comparable period in 2006. Gross margins increased due to improvements in our sportswear margins, a higher mix of full price sales, and favorable effects of foreign currency exchange rates, partially offset by a higher mix of international distributor sales, which generally carry lower gross margins.

•

Selling, general and administrative (“SG&A”) expense increased $2.1 million, or 3%, to $79.2 million from $77.1 million for the comparable period in 2006. We expect full year 2007 SG&A expense, as a percentage of net sales, to expand compared to 2006 due primarily to incremental depreciation expense associated with the recent upgrade of our Portland, Oregon distribution center and the expansion of our distribution center in Cambrai, France.

•	Net income was $10.0 million or $0.27 per diluted share compared to $4.8 million or $0.13 per diluted share for the comparable period in 2006.

Results of Operations

Net income increased $5.2 million, or 108%, to $10.0 million for the second quarter of 2007 from $4.8 million for the comparable period in 2006. Diluted earnings per share was $0.27 for the second quarter of 2007 compared to $0.13 for the comparable period in 2006.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.6	61.5	57.2	59.1

Gross profit	41.4	38.5	42.8	40.9

Selling, general and administrative expense	36.2	36.4	33.4	34.3
Net licensing income	(0.5)	(0.5)	(0.4)	(0.5)

Income from operations	5.7	2.6	9.8	7.1

Interest income, net	(1.3)	(0.9)	(1.0)	(0.8)

Income before income tax	7.0	3.5	10.8	7.9

Income tax expense	2.4	1.2	3.7	2.7

Net income	4.6%	2.3%	7.1%	5.2%

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Net Sales: Consolidated net sales increased 3% to $218.6 million for the second quarter of 2007 from $211.6 million for the comparable period in 2006. Excluding changes in currency exchange rates, consolidated net sales increased 2%.

Reconciliation of Net Sales Changes to Net Sales Changes Excluding Changes in Currency Exchange Rates (a non-GAAP financial measure)

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

	Three Months Ended June 30, 2007
	Amount (millions)	% Change
Consolidated:
Net sales change (GAAP)	$7.0	3%
Effect of currency exchange rate changes	(2.5)	(1)

Net sales change excluding changes in currency exchange rates	$4.5	2%

United States:
Net sales change (GAAP)	$(1.8)	(2)%

Europe:
Net sales change (GAAP)	$2.5	9%
Effect of currency exchange rate changes	(2.4)	(8)

Net sales change excluding changes in currency exchange rates	$0.1	1%

Canada:
Net sales change (GAAP)	$(0.6)	(5)%
Effect of currency exchange rate changes	(0.2)	(1)

Net sales change excluding changes in currency exchange rates	$(0.8)	(6)%

Other International:
Net sales change (GAAP)	$6.9	14%
Effect of currency exchange rate changes	0.1	—

Net sales change excluding changes in currency exchange rates	$7.0	14%

The increase in net sales was driven by our Other International and European businesses, and was offset by decreases in our United States and Canadian businesses. By product category, increased net sales was led by sportswear, offset by decreased net sales in outerwear, footwear, and accessories and equipment.

Net sales from sportswear increased $12.2 million, or 11%, to $124.4 million for the second quarter of 2007 from $112.2 million for the comparable period in 2006. We primarily attribute the increase in sportswear sales to an increase in sales of spring 2007 product in the United States, followed by Europe and Other International, offset by a slight decrease in Canada. The increase in sportswear sales was driven by continued growth in the United States resulting from a broad assortment of products, competitive pricing and related consumer demand, particularly for knit and woven tops and shorts.

Net sales from outerwear decreased $3.4 million, or 8%, to $39.8 million for the second quarter of 2007 from $43.2 million for the comparable period in 2006. The decrease in outerwear sales was led by Europe, followed by the United States and Canada offset by an increase in net sales in Other International. The decrease in sales of outerwear in Europe was primarily due to dry spring weather in 2006 which resulted in retailers buying less outerwear for the 2007 spring season. The decrease in outerwear sales in the United States was primarily the result of a lower volume of close-out product sales compared to the same period in 2006. The decreases in sales of outerwear were offset by sales growth in Other International which we primarily attribute to continued strength in certain key international distributor markets, including Russia and Hong Kong/China.

Net sales from footwear decreased $0.7 million, or 2%, to $42.5 million for the second quarter of 2007 from $43.2 million for the comparable period in 2006. Footwear sales decreased in the United States, offset by an increase in footwear sales in Other International, Europe and Canada. The decrease in footwear sales in the United States was due to a lower volume of close-out product sales combined with an undifferentiated spring 2007 Columbia footwear product line. Other International’s footwear sales growth was largely attributable to strong sales of men’s casual footwear to key international distributor markets.

Net sales from accessories and equipment decreased $1.1 million, or 8%, to $11.9 million for the second quarter of 2007 from $13.0 million for the comparable period in 2006. Accessories and equipment sales decreased in the United States offset by sales growth in Other International, while net sales in Europe and Canada remained essentially flat.

Net sales in the United States decreased $1.8 million, or 2%, to $117.1 million for the second quarter of 2007 from $118.9 million for the comparable period in 2006. The decrease in net sales in the United States was led by footwear, followed by outerwear and accessories and equipment offset by an increase in sportswear. The decrease in footwear was due to a lower volume of close-out product sales combined with a general weakness in our spring 2007 Columbia footwear product line. Sportswear and outerwear sales were negatively affected by a higher level of spring 2007 order cancellations across all channels and most major regions in the United States, primarily due to poor retail sell through. Aside from the cancellations, sportswear sales of our spring apparel demonstrated continued strength, particularly in our men’s product line.

Net sales in Europe increased $2.5 million, or 9%, to $31.6 million for the second quarter of 2007 from $29.1 million for the comparable period in 2006. Excluding changes in currency exchange rates, Europe’s net sales increased 1%. European sales growth was largely due to the strength of our spring 2007 sportswear and footwear product lines as a result of good sell-through early in the season due to warm weather conditions in key Western European markets offset by a decrease in outerwear sales.

Net sales in Canada decreased $0.6 million, or 5%, to $11.9 million for the second quarter of 2007 from $12.5 million for the comparable period in 2006. Excluding changes in currency exchange rates, Canada’s net sales decreased 6%. The decrease in Canada’s net sales was primarily the result of a shift in timing of shipments from the second quarter to the third quarter in the comparable period of 2006.

Net sales from Other International, which includes our direct business in Japan and Korea and our international distributor markets worldwide, increased $6.9 million, or 14%, to $58.0 million for the second quarter of 2007 from $51.1 million for the comparable period in 2006. Excluding changes in currency exchange rates, Other International sales increased 14%. Sales growth for Other International was predominantly the result of increased sales by our international distributors, followed by increased sales by our Korean and Japanese businesses. International distributor sales growth was particularly strong due to the continued strength of our distributors in Russia and Hong Kong/China. International distributor sales growth was partially reduced by a shift in timing of some shipments from the second quarter to the third quarter of 2007.

The majority of our fall factory direct international distributor shipments occur in June and July of each year. Actual shipping dates can be difficult to forecast due to various factors including the significance of shipping volumes, consolidation of cargo scheduled by third party agents, factory lead-times, and shipping vessel capacity. Such timing issues in this fast growing segment can have a pronounced impact on quarterly results, particularly in our lower volume quarters.

Gross Profit: Gross profit, as a percentage of net sales, increased to 41.4% for the second quarter of 2007 from 38.5% for the comparable period in 2006. The increase in gross profit was due to several factors including improvements in our sportswear margins, a higher mix of full price sales, and favorable effects of foreign currency exchange rates, partially offset by a higher mix of international distributor sales, which generally carry lower gross margins.

Our sportswear gross margins increased in the second quarter due to modest improvement in average selling prices in our spring 2007 sportswear product line.

Sales of close-out products decreased significantly from the comparable period in 2006 as a result of a shift in timing of close-out sales.

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

SG&A expense increased $2.1 million, or 3%, to $79.2 million for the second quarter of 2007 from $77.1 million for the comparable period in 2006. Selling expenses increased $1.5 million, or 9%, and general and administrative expenses increased $0.6 million, or 1%. As a percentage of net sales, SG&A expense decreased to 36.2% of net sales for the second quarter of 2007 from 36.4% of net sales for the comparable period in 2006.

Selling expenses, including commissions and advertising, increased to 8.2% of net sales for the second quarter of 2007 from 7.8% of net sales for the comparable period in 2006. The increase in selling expenses as a percentage of net sales was attributable to increased promotional spending and sample costs, partially offset by a decrease in sales commissions.

The increase in general and administrative expenses primarily resulted from an increase in depreciation expense partially offset by a reduction in personnel related costs and bad debt expense. Depreciation and amortization included in SG&A expense totaled $7.8 million for the second quarter of 2007 compared to $5.6 million for the same period in 2006. The increase in depreciation and amortization was related to the implementation of our Portland and European distribution projects. Personnel related costs decreased primarily as a result of higher one-time personnel-related charges incurred in the second quarter of 2006 and lower stock-based compensation expense in the second quarter of 2007. The reduction in bad debt expense was primarily the result of a more favorable composition of accounts receivable and write-off experience.

Net Licensing Income: We derive net licensing income from income that we earn through licensing our trademarks across a range of categories that complement our current product offerings. Products distributed by our licensees for the second quarter of 2007 included insulated products including soft-sided coolers, socks, performance base layer, leather outerwear and accessories, camping gear, eyewear, home furnishings, bicycles and other accessories.

Net licensing income remained flat at $1.1 million for the second quarter of 2007 compared to the same period in 2006. The components of licensing income were led by Columbia licensed insulated products, followed by licensed bicycles, camping gear, leather accessories and socks.

Interest (Income) Expense, Net: Interest income was $2.8 million for the second quarter of 2007 compared to $2.0 million for the same period in 2006. The increase in interest income was due to a higher cash and cash equivalents balance compared to the same period in 2006. Interest expense was nominal for the second quarter of 2007 compared to $0.1 million for the comparable period in 2006. The decrease in interest expense was primarily attributable to a reduction in long-term debt.

Income Tax Expense: The provision for income taxes increased to $5.2 million for the second quarter of 2007 from $2.5 million for the comparable period in 2006 due to higher income for the second quarter of 2007 compared to the same period in 2006. Our effective income tax rate was 34.0% for the second quarter of 2007 compared to 34.5% for the same period in 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Sales: Consolidated net sales increased 8% to $508.2 million for the six months ended June 30, 2007 from $471.8 million for the comparable period in 2006. Excluding changes in currency exchange rates, consolidated net sales increased 6%.

Reconciliation of Net Sales Changes to Net Sales Changes Excluding Changes in Currency Exchange Rates (a non-GAAP financial measure)

	Six Months Ended June 30, 2007
	Amount (millions)	% Change
Consolidated:
Net sales change (GAAP)	$36.4	8%
Effect of currency exchange rate changes	(6.9)	(2)

Net sales change excluding changes in currency exchange rates	$29.5	6%

United States:
Net sales change (GAAP)	$9.3	4%

Europe:
Net sales change (GAAP)	$8.6	11%
Effect of currency exchange rate changes	(7.2)	(9)

Net sales change excluding changes in currency exchange rates	$1.4	2%

Canada:
Net sales change (GAAP)	$(1.2)	(3)%
Effect of currency exchange rate changes	0.4	1

Net sales change excluding changes in currency exchange rates	$(0.8)	(2)%

Other International:
Net sales change (GAAP)	$19.7	21%
Effect of currency exchange rate changes	(0.1)	—

Net sales change excluding changes in currency exchange rates	$19.6	21%

The increase in net sales was led primarily by our Other International business, followed by our United States and European businesses, offset by a slight decrease in our Canadian business. By product category, increased net sales were led by sportswear, followed by footwear, outerwear and accessories and equipment.

Net sales from sportswear increased $33.5 million, or 13%, to $287.5 million from $254.0 million for the comparable period in 2006. We primarily attribute the increase in sportswear sales to an increase in sales of spring 2007 product in the United States, followed by Europe, Other International and Canada. The increase in sportswear sales was driven by continued growth in the United States resulting from a broad assortment of products, competitive pricing and related consumer demand, particularly for our knit and woven tops, shorts and pants.

Net sales from outerwear increased $1.2 million, or 1%, to $99.6 million from $98.4 million for the comparable period in 2006. The increase in outerwear sales was predominantly the result of increased sales of spring 2007 outerwear products in Other International, offset by decreased sales in Europe, Canada and the United States. Other International outerwear sales growth was attributable to continued strength in certain key international distributor markets, including Russia, South America, and Hong Kong/China. The decrease in net sales of outerwear in Europe was primarily due to dry spring weather in 2006, which resulted in retailers buying less outerwear for the 2007 spring season. The decrease in outerwear sales in the United States was the result of lower close-out sales of outerwear products for the first six months of 2007 compared to the same period last year.

Net sales from footwear increased $1.5 million, or 2%, to $95.4 million from $93.9 million for the comparable period in 2006. Footwear sales growth was led by Other International, followed by Europe, offset by decreased sales in the United States and Canada. Other International’s footwear sales growth was largely attributable to strong sales of men’s and women’s spring footwear to key international distributor markets. Our footwear business, in general, has suffered from strong competition, undifferentiated product and several changes within our footwear merchandising and design leadership team. Despite these challenges, we believe that we have built a strong team and have a portfolio of authentic outdoor brands to execute our footwear strategies.

Net sales from accessories and equipment increased $0.2 million, or 1%, to $25.7 million from $25.5 million for the comparable period in 2006. Accessories and equipment sales growth was led by Other International, offset by decreased sales in the United States while net sales in Europe and Canada remained flat.

Net sales in the United States increased $9.3 million, or 4%, to $272.6 million from $263.3 million for the comparable period in 2006. The increase in net sales in the United States was predominantly the result of the continued strength of sales of our spring sportswear. Sales growth was particularly strong in our men’s and women’s product lines. Footwear sales decreased for the quarter due to general weakness in our spring 2007 Columbia footwear product line.

Net sales in Europe increased $8.6 million, or 11%, to $85.7 million from $77.1 million for the comparable period in 2006. Excluding changes in currency exchange rates, Europe’s net sales increased 2%. European sales growth was largely due to the strength of our spring 2007 sportswear and footwear product lines offset by a decrease in outerwear due to dry spring weather in 2006 which resulted in retailers buying less outerwear for the 2007 spring season.

Net sales in Canada decreased $1.2 million, or 3%, to $37.7 million from $38.9 million for the comparable period in 2006. Excluding changes in currency exchange rates, Canada’s net sales decreased 2%. The decrease was primarily attributable to a shift in timing of shipments from the second quarter to the third quarter as well as weaker sales of Columbia and Sorel branded footwear, partially offset by increased sportswear sales.

Net sales from Other International, which includes our direct business in Japan and Korea and our international distributor markets worldwide, increased $19.7 million, or 21%, to $112.2 million from $92.5 million for the comparable period in 2006. Excluding changes in currency exchange rates, Other International sales increased 21%. Sales growth for Other International was predominantly the result of increased sales by our international distributors, followed by increased sales by our Korean and Japanese businesses. International distributor sales growth was primarily attributable to the continued strength of our distributors in Russia, South America and Hong Kong/China. International distributor sales growth was partially offset by a shift in timing of some shipments from the second quarter to the third quarter of 2007.

Gross Profit: Gross profit, as a percentage of net sales, increased to 42.8% for the six months ended June 30, 2007 from 40.9% for the comparable period in 2006. The increase in gross profit was due to several factors including improvements in our sportswear margins, favorable effects of foreign currency exchange rates, prior year unfavorable effect of marking the Montrail inventory to market upon acquisition in January 2006 and higher costs associated with certain international promotional campaigns in Europe in 2006. The favorable gross profit effect of these items was partially offset by increased sales to our international distributors, which generally carry lower gross margins than our direct sales.

Our sportswear gross margins increased for the six months ended June 30, 2007 due to modest improvement in average selling prices in our spring 2007 sportswear product line.

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

Selling, General and Administrative Expense: SG&A expense increased $7.7 million, or 5%, to $169.6 million for the six months ended June 30, 2007 from $161.9 million for the comparable period in 2006. Selling expenses increased $3.0 million, or 7%, and general and administrative expenses increased $4.7 million, or 4%. As a percentage of net sales, SG&A expense decreased to 33.4% of net sales for the six months ended June 30, 2007 from 34.3% of net sales for the comparable period in 2006.

Selling expenses, including commissions and advertising, decreased slightly to 8.8% of net sales for the six months ended June 30, 2007 from 8.9% of net sales for the comparable period in 2006. The slight decrease in selling expenses as a percentage of net sales was largely attributable to a reduction in commissions expense resulting from changes to our sales agency structures in Europe and the United States as well as lower advertising expenses offset by increased promotional spending and sample costs.

The increase in general and administrative expenses primarily resulted from an increase in depreciation expense and bad debt expense, partially offset by a decrease in stock-based compensation expense. Depreciation and amortization included in SG&A expense totaled $13.9 million for the six months ended June 30, 2007 compared to $11.4 million for the same period in 2006. The increase in bad debt expense was primarily the result of a larger reduction in the allowance for accounts receivable for the six months ended June 30, 2006 compared to the same period in 2007 due to the composition of accounts receivable.

Net Licensing Income: Net licensing income remained flat at $2.1 million for the six months ended June 30, 2007 compared to the same period in 2006. The components of licensing income were led by Columbia licensed bicycles, followed by licensed socks, insulated products, camping gear, leather accessories and eyewear.

Interest (Income) Expense, Net: Interest income was $5.1 million for the six months ended June 30, 2007 compared to $4.2 million for the same period in 2006. The increase in interest income was due to a higher cash and cash equivalents balance compared to the same period in 2006. Interest expense was $0.1 for the six months ended June 30, 2007 compared to $0.4 million for the comparable period in 2006. The decrease in interest expense was primarily attributable to a reduction in long-term debt.

Income Tax Expense: The provision for income taxes increased to $18.6 million for the six months ended June 30, 2007 from $12.8 million for the comparable period in 2006 due to higher income for the six months ended June 30, 2007 compared to the same period in 2006. Our effective income tax rate was 34.0% for the six months ended June 30, 2007 compared to 34.5% for the same period in 2006.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and for the continued growth of the business. At June 30, 2007, we had total cash and cash equivalents of $107.9 million compared to $64.9 million at December 31, 2006. Cash provided by operating activities was $71.5 million for the six months ended June 30, 2007 compared to $98.4 million for the same period in 2006. The change was primarily due to an increase in both receivables and inventory as a result of timing of cash receipts from a major international customer and the sequencing of shipments later in the quarter, as well as higher United States fall 2007 inventory receipts and carryover spring 2008 season inventory.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash used in investing activities was $14.7 million for the six months ended June 30, 2007 and $37.9 for the comparable period in 2006. For the 2007 period, net cash used in investing activities primarily consisted of $13.3 million for capital expenditures and $1.4 million for net purchases of short-term investments. For the 2006 period, net cash used in investing activities primarily consisted of $33.7 million used for the acquisitions of Montrail and Pacific Trail, net of $1.7 million for the sale of the acquired Dockers licenses, and $37.2 million for capital expenditures, offset by net sales of short-term investments of $33.0 million.

Cash used in financing activities was $15.9 million for the six months ended June 30, 2007 compared to $114.7 million for the comparable period in 2006. For the 2007 period, net cash used in financing activities primarily consisted of the repurchase of $17.4 million of common stock, payment of a dividend of $10.1 million and the net repayments of notes payable of $3.6 million, partially offset by proceeds from the issuance of common stock of $13.7 million. For the 2006 period, net cash used in financing activities primarily consisted of the repurchase of $75.5 million of common stock, the net repayments of notes payable of $46.7 million and of long-term debt of $2.6 million, partially offset by proceeds from the issuance of common stock of $9.2 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $50.0 million to $125.0 million, of which $25.0 million to $100.0 million is committed. At June 30, 2007, no balance was outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $114.0 million at June 30, 2007, of which $3.4 million is designated as a European customs guarantee. At June 30, 2007, no balance was outstanding under these lines of credit.

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

Off-Balance Sheet Arrangements

We maintain unsecured and uncommitted import lines of credit with a combined limit of $150.0 million at June 30, 2007, available for issuing documentary letters of credit. At June 30, 2007, we had letters of credit outstanding of $26.5 million issued for purchase orders for inventory.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. This standard permits us to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

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

In July 2006, the FASB issued FIN 48. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of adopting FIN 48 is recorded in retained earnings. See Note 9 of Notes to Condensed Consolidated Financial Statements.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our International Operations Involve Many Risks

We are subject to the risks generally associated with doing business abroad. These risks include foreign laws and regulations, foreign tax regimes and examinations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts and United States military operations have increased the risks of doing business abroad. These factors, among others, may affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. For example, the European Commission recently imposed additional duties on certain leather footwear imported into Europe from Vietnam and China. These duties may significantly affect the sale of our footwear in Europe. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, antidumping penalties or other charges or restrictions, any of which may have a material adverse effect on our results of operations and financial condition.

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

Our distribution facilities in the United States and France are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. In 2007, we upgraded our Portland distribution center. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations.

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

To implement our business strategy, we must manage growth effectively. We must continue to modify various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Growth may place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we may have operating difficulties as a result. For example, in recent years, we have undertaken a number of new initiatives that require significant management attention and corporate resources, including the development or expansion of distribution facilities on two continents, the acquisition of the Sorel and Pacific Trail brands, and the acquisition and integration of Mountain Hardwear, Inc. and the Montrail brand. This growth involves many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our results of operations and financial condition.

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

Item 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs –
April 1, 2007 to April 30, 2007	—	—	—	$115,683,000
May 1, 2007 to May 31, 2007	271,261	$63.77	271,261	98,385,000
June 1, 2007 to June 30, 2007	—	—	—	98,385,000

Total	271,261	$63.77	271,261	$98,385,000

(1)

Since the inception of our stock repurchase plan in 2004, our Board of Directors has authorized the repurchase of $400,000,000 of our common stock and we have repurchased 6,286,603 shares under this program at an aggregate purchase price of approximately $301,615,000. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 4 – SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on May 17, 2007. The following matters were submitted to a vote of shareholders, with the results as follows:

1.	Election of nine directors to serve until the next annual meeting and until their respective successors are elected and qualified:

	For	Withheld
Gertrude Boyle	33,214,896	203,231

Timothy P. Boyle	33,230,996	187,131

Sarah A. Bany	33,211,754	206,373

Murrey R. Albers	33,255,896	162,231

Stephen E. Babson	33,235,388	182,739

Andy D. Bryant	33,376,604	41,523

Edward S. George	33,254,686	163,441

Walter T. Klenz	33,371,617	46,510

John W. Stanton	28,805,080	4,613,047

2.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent outside auditor for the fiscal year ending December 31, 2007:

For	Against	Abstentions	Broker Non-Votes
33,149,236	35,723	233,168	—

Item 6 – EXHIBITS

(a)	Exhibits

10.1	Continuing Letter of Credit Agreement between The Hong Kong and Shanghai Banking Corporation Limited and the Company dated May 21, 2007 (incorporated by reference to the Company’s Form 8-K filed on May 22, 2007)

10.2	Third Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated June 26, 2007 (incorporated by reference to the Company’s Form 8-K filed on July 2, 2007)

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Vice President and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: August 7, 2007	/s/ BRYAN L. TIMM
Bryan L. Timm
Vice President and Chief Financial Officer