Form 10-Q
period 2007-09-30
COLUMBIA SPORTSWEAR CO
filed 2007-11-06
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Common Stock outstanding on November 1, 2007 was 36,122,547.

COLUMBIA SPORTSWEAR COMPANY

SEPTEMBER 30, 2007

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$48,914	$64,880
Short-term investments	66,907	155,170
Accounts receivable, net of allowance of $8,902 and $6,732, respectively	393,643	285,858
Inventories, net (Note 2)	320,593	212,323
Deferred income taxes	28,759	26,740
Prepaid expenses and other current assets	17,115	12,713

Total current assets	875,931	757,684
Property, plant, and equipment, net of accumulated depreciation of $159,683 and $145,569, respectively	202,869	199,426
Intangibles and other assets (Note 3)	53,174	52,681
Goodwill (Note 3)	17,273	17,498

Total assets	$1,149,247	$1,027,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$3,540
Accounts payable	79,828	88,107
Accrued liabilities	75,305	64,379
Income taxes payable (Note 9)	17,441	31,523
Deferred income taxes	1,184	948
Current portion of long-term debt	204	159

Total current liabilities	173,962	188,656
Deferred income taxes	9,911	7,794
Other liabilities (Note 9)	25,811	136

Total liabilities	209,684	196,586
Commitments and contingencies (Note 10)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 36,122 and 35,998 issued and outstanding	29,241	24,370
Retained earnings	855,485	771,939
Accumulated other comprehensive income (Note 4)	54,837	34,394

Total shareholders’ equity	939,563	830,703

Total liabilities and shareholders’ equity	$1,149,247	$1,027,289

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$471,081	$454,140	$979,281	$925,904
Cost of sales	267,550	255,892	558,477	534,595

Gross profit	203,531	198,248	420,804	391,309
Selling, general, and administrative expense	112,197	108,292	281,780	270,191
Net licensing income	(1,256)	(1,226)	(3,306)	(3,350)

Income from operations	92,590	91,182	142,330	124,468
Interest income	(2,090)	(1,238)	(7,150)	(5,430)
Interest expense	30	311	99	690

Income before income tax	94,650	92,109	149,381	129,208
Income tax expense (Note 9)	32,041	31,778	50,649	44,577

Net income	$62,609	$60,331	$98,732	$84,631

Earnings per share (Note 5):
Basic	$1.73	$1.69	$2.73	$2.33
Diluted	1.72	1.67	2.70	2.30
Cash dividends per share:	$0.14	$—	$0.42	$—
Weighted average shares outstanding :
Basic	36,112	35,687	36,157	36,366
Diluted	36,445	36,059	36,517	36,768

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Provided By (Used In) Operating Activities:
Net income	$98,732	$84,631
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,193	17,729
Loss on disposal of property, plant, and equipment	227	289
Deferred income tax provision (benefit)	593	(759)
Stock-based compensation	5,429	8,436
Tax benefit from employee stock plans	2,902	2,536
Excess tax benefit from employee stock plans	(1,672)	(1,023)
Changes in operating assets and liabilities:
Accounts receivable	(97,097)	(84,000)
Inventories	(101,679)	(76,272)
Prepaid expenses and other current assets	(3,992)	(3,166)
Other assets	523	(46)
Accounts payable	(12,768)	(12,925)
Accrued liabilities	8,691	17,367
Income taxes payable	11,875	18,128

Net cash used in operating activities	(66,043)	(29,075)

Cash Provided by (Used in) Investing Activities:
Purchases of short-term investments	(218,669)	(196,805)
Sales of short-term investments	307,010	314,300
Capital expenditures	(20,132)	(43,507)
Acquisitions, net of cash acquired	—	(35,377)
Proceeds from sale of licenses	—	1,700
Proceeds from sale of property, plant, and equipment	28	11
Other liabilities	12	(532)

Net cash provided by investing activities	68,249	39,790

Cash Provided by (Used in) Financing Activities:
Proceeds from notes payable	29,550	36,835
Repayments on notes payable	(33,174)	(53,759)
Repayment of long-term debt	(17)	(6,610)
Proceeds from issuance of common stock	14,279	14,102
Excess tax benefit from employee stock plans	1,672	1,023
Cash dividends paid	(15,186)	—
Repurchase of common stock	(17,739)	(75,489)

Net cash used in financing activities	(20,615)	(83,898)

Net Effect of Exchange Rate Changes on Cash	2,443	1,090

Net Decrease in Cash and Cash Equivalents	(15,966)	(72,093)
Cash and Cash Equivalents, Beginning of Period	64,880	101,091

Cash and Cash Equivalents, End of Period	$48,914	$28,998

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$92	$742
Cash paid during the period for income taxes	39,529	26,738
Supplemental Disclosures of Non-Cash Financing Activities:
Assumption of Montrail debt	$—	$5,833

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Concentration of credit risk:

The Company had one customer that accounted for approximately 10.8% of accounts receivable outstanding at December 31, 2006. No single customer accounted for greater than or equal to 10 percent of accounts receivable or revenues at September 30, 2007.

Cash and cash equivalents:

Cash and cash equivalents are stated at cost and include investments with maturities of three months or less at the date of acquisition. Cash and cash equivalents were $48,914,000 and $64,880,000 at September 30, 2007 and December 31, 2006, respectively, primarily consisting of money market funds and certificates of deposit.

Short-term investments:

Short-term investments consist of variable rate demand notes and obligations and municipal auction rate notes that generally mature up to 30 years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method. The Company has no investments considered to be trading securities. The carrying value of available-for-sale securities approximates fair market value due to their short-term interest rate reset periods. At December 31, 2006, short-term investments included $20,000,000 of variable rate demand notes and obligations and municipal auction rate notes that had been redeemed as of a trade date on or before December 31, 2006, but continued to accrue interest until cash settled in January 2007. At September 30, 2007, short-term investments did not include any such variable rate demand notes and obligations or municipal auction rate notes.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock-based compensation:

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 7,400,000 shares of the Company’s Common Stock, of which 1,302,085 shares were available for future grants under the Plan at September 30, 2007. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments.

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

The following table shows the weighted average assumptions for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 (2)	2006	2007	2006
Expected term	—	5.0 years	5.07 years	5.13 years
Expected stock price volatility	—	31.71%	29.10%	32.74%
Risk-free interest rate	—	4.78%	4.59%	4.80%
Expected dividend yield (1)	—	0%	1%	0%
Estimated average fair value per option granted	—	$17.59	$19.16	$18.29

(1)	On November 30, 2006, the Company began paying a quarterly cash dividend.
(2)	There were no stock options granted during the three months ended September 30, 2007.

The following table summarizes stock option activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	1,579,150	$41.93	6.78	$21,761
Granted	254,942	61.97
Cancelled	(35,906)	52.71
Exercised	(381,516)	37.43

Options outstanding at September 30, 2007	1,416,670	$46.48	6.80	$14,187

Options vested and expected to vest at September 30, 2007	1,352,171	$46.05	6.71	$13,990

Options exercisable at September 30, 2007	939,940	$41.59	5.79	$12,910

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. Total stock option compensation expense for the nine months ended September 30, 2007 and 2006 was $3,397,000 and $8,014,000, respectively. At September 30, 2007 and 2006, unrecognized costs related to stock options totaled approximately $7,650,000 and $8,949,000, respectively, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at September 30, 2007 are expected to be recognized over a weighted average period of 2.64 years.

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

The following table presents the weighted average assumptions for the three and nine months ended September 30, 2007:

	Three Months Ended September 30, 2007 (2)	Nine Months Ended September 30, 2007

Vesting period	—	3.11 years
Expected dividend yield (1)	—	1%
Estimated average fair value per restricted stock unit granted	—	$60.61

(1)	On November 30, 2006, the Company began paying a quarterly cash dividend.
(2)	There were no restricted stock units granted during the three months ended September 30, 2007.

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 31, 2006	99,688	$49.06
Granted	95,540	60.61
Vested	(21,522)	49.75
Forfeited	(12,249)	53.09

Restricted stock units outstanding at September 30, 2007	161,457	$55.50

Restricted stock unit compensation expense for the nine months ended September 30, 2007 and 2006 was $2,032,000 and $422,000, respectively. At September 30, 2007 and 2006, unrecognized costs related to restricted stock units totaled approximately $6,668,000 and $4,295,000, respectively, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at September 30, 2007 are expected to be recognized over a weighted average period of 2.24 years. The total fair value of restricted stock units vested during the nine months ended September 30, 2007 was $1,071,000. No restricted stock units vested in the nine months ended September 30, 2006.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Product warranty:

On certain products, the Company provides a limited warranty covering defects in material and workmanship. A reserve is established at the time of sale to cover estimated warranty costs based on the Company’s history of warranty repairs and replacements. A summary of accrued warranties and related activity is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$11,196	$10,400	$11,162	$9,907
Charged to costs and expenses	521	1,257	2,029	3,440
Claims settled	(320)	(589)	(1,794)	(2,279)

Balance at end of period	$11,397	$11,068	$11,397	$11,068

Recent Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted in the first quarter of 2007. The cumulative effect, if any, of adopting FIN 48 is recorded in retained earnings. See Note 9.

NOTE 2 – INVENTORIES, NET

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories, net, consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$1,656	$2,219
Work in process	9,026	10,664
Finished goods	309,911	199,440

	$320,593	$212,323

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	September 30, 2007		December 31, 2006
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,603	$(512)	$1,603	$(381)

Intangible assets not subject to amortization:
Trademarks and trade names	$46,771		$46,771
Goodwill	17,273		17,498

	$64,044		$64,269

Amortization expense for intangible assets subject to amortization is estimated to be $175,000 in each of 2007, 2008, 2009, and 2010 and $138,000 in 2011.

Other non-current assets totaled $5,312,000 and $4,688,000 at September 30, 2007 and December 31, 2006, respectively.

NOTE 4 - COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss), net of applicable taxes, reported on the Company’s consolidated balance sheets consists of foreign currency translation adjustments and the unrealized gains and losses on derivative transactions. A summary of comprehensive income, net of related tax effects, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$62,609	$60,331	$98,732	$84,631
Other comprehensive income (loss):
Unrealized derivative holding gains (losses) arising during period	942	1,672	(514)	(2,397)
Reclassification to net income of previously deferred (gains) losses on derivative transactions	(1,064)	(292)	(1,503)	1,132
Foreign currency translation adjustments	14,401	(1,676)	22,460	8,182

Other comprehensive income (loss)	14,279	(296)	20,443	6,917

Comprehensive income	$76,888	$60,035	$119,175	$91,548

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding losses on derivative transactions	Accumulated other comprehensive income
Balance at December 31, 2006	$35,668	$(1,274)	$34,394
Activity for the nine months ended September 30, 2007	22,460	(2,017)	20,443

Balance at September 30, 2007	$58,128	$(3,291)	$54,837

NOTE 5 - EARNINGS PER SHARE

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding, used in computing basic earnings per share	36,112	35,687	36,157	36,366
Effect of dilutive stock options and restricted stock units	333	372	360	402

Weighted-average common shares outstanding, used in computing diluted earnings per share	36,445	36,059	36,517	36,768

Earnings per share of common stock:
Basic	$1.73	$1.69	$2.73	$2.33
Diluted	1.72	1.67	2.70	2.30

Stock options and service-based restricted stock units representing 313,174 and 613,089 shares of common stock were outstanding for the three months ended September 30, 2007 and 2006, respectively, and 249,183 and 610,020 shares of common stock were outstanding for the nine months ended September 30, 2007 and 2006, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be anti-dilutive. In addition, performance-based restricted stock units representing 25,040 and 10,756 shares for the three months ended September 30, 2007 and 2006, respectively, and 24,075 and 2,971 shares for the nine months ended September 30, 2007 and 2006, respectively, were excluded from the computation of diluted EPS, as these shares were subject to performance conditions that had not been met.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales to unrelated entities:
United States	$284,156	$276,301	$556,709	$539,592
Europe	55,240	66,403	141,003	143,464
Canada	57,797	53,647	95,533	92,562
Other International	73,888	57,789	186,036	150,286

	$471,081	$454,140	$979,281	$925,904

Income before income tax:
United States	$59,761	$58,695	$85,866	$72,379
Europe	7,017	11,160	10,074	11,879
Canada	15,848	13,645	21,971	20,259
Other International	10,007	7,835	24,404	19,618
Interest and other income and eliminations	2,017	774	7,066	5,073

	$94,650	$92,109	$149,381	$129,208

Interest (income) expense, net:
United States	$(2,457)	$(1,547)	$(7,636)	$(6,204)
Europe	1,040	796	2,102	2,129
Canada	(272)	(7)	(628)	(36)
Other International	(371)	(169)	(889)	(629)

	$(2,060)	$(927)	$(7,051)	$(4,740)

Income tax expense:
United States	$18,321	$24,867	$32,174	$33,520
Europe	6,458	856	6,969	616
Canada	6,574	5,449	8,355	7,499
Other International	688	606	3,151	2,942

	$32,041	$31,778	$50,649	$44,577

Depreciation and amortization expense:
United States	$4,920	$3,853	$13,595	$11,980
Europe	2,453	1,644	7,233	4,727
Canada	58	106	186	327
Other International	364	243	1,179	695

	$7,795	$5,846	$22,193	$17,729

			September 30, 2007	December 31, 2006
Assets:
United States			$1,072,457	$988,867
Europe			410,287	386,716
Canada			135,250	98,054
Other International			139,611	133,648

Total identifiable assets			$1,757,605	1,607,285
Eliminations and reclassifications			(608,358)	(579,996)

Total assets			$1,149,247	$1,027,289

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales to unrelated entities:
Outerwear	$215,741	$217,802	$315,397	$316,186
Sportswear	161,896	146,653	449,389	400,635
Footwear	71,421	69,394	166,810	163,304
Accessories and equipment	22,023	20,291	47,685	45,779

	$471,081	454,140	$979,281	925,904

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

The Company hedges against the currency risk associated with firmly committed and anticipated transactions for the next twelve months denominated in European euros, Canadian dollars and Japanese yen. The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended, such financial instruments are marked to market with the offset to accumulated other comprehensive income and subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the nine months ended September 30, 2007 and 2006.

NOTE 8 - ACQUISITIONS

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9 - INCOME TAXES

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not recognize a material adjustment in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, the Company had $20,307,000 of unrecognized tax benefits, including related penalties and interest, all of which would affect the effective tax rate if recognized. At September 30, 2007, the Company had $25,733,000 of unrecognized tax benefits, including related penalties and interest, all of which would affect the effective tax rate if recognized.

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

During the third quarter of 2007, the Company effectively settled U.S. tax examinations for the years 2004 and 2005. As a result, the Company reassessed its unrecognized tax benefits under FIN 48 and recognized a tax benefit of $4,883,000 in the third quarter of 2007.

Internationally, the Company is currently under examination in Canada for the tax years 2002 through 2004; France for the tax years 2004 through 2006; and Italy for the tax years 2004 through 2007. Based on developments occurring during the third quarter relative to international tax audits, the Company remeasured certain international tax positions in the third quarter, which in aggregate resulted in the derecognition of $5,548,000 in prior year and current year tax benefits.

Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle. Based on the status of these examinations and the protocol of finalizing examinations by the relevant taxing authorities, which could include formal legal proceedings, an estimate of the range of significant increase or decrease to previously recorded uncertain tax positions within 12 months of the adoption date cannot be made.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense. At the adoption date, the Company had approximately $2,971,000 of accrued interest and penalties related to uncertain tax positions. The liability for the payment of interest and penalties did not materially change at September 30, 2007.

Consistent with the provisions of FIN 48, the Company reclassified $21,384,000 of income tax liabilities at the adoption date from current to non-current liabilities because payment of cash is not anticipated within one year from the balance sheet date. These non-current income tax liabilities are recorded in Other Liabilities in the Condensed Consolidated Balance Sheet. Income tax liabilities for uncertain tax positions at December 31, 2006, prior to the adoption of FIN 48, have not been reclassified.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Letters of credit outstanding were $16,231,000 and $26,422,000 at September 30, 2007 and December 31, 2006, respectively, issued for purchase orders of inventory.

There have not been any other material changes relating to the commitments and contingencies reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 11 - SUBSEQUENT EVENT

In October 2007, the Board of Directors approved a quarterly dividend of $0.16 per share, payable on November 29, 2007 to shareholders of record on November 15, 2007.

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

Highlights for the quarter ended September 30, 2007 are as follows:

•

Our backlog for the spring 2008 selling season remained constant at $414.4 million as of September 30, 2007 compared to $414.5 million for the comparable period in 2006. Excluding changes in currency exchange rates, spring backlog decreased 3% to $401.7 million. Spring orders increased in our Other International markets and decreased in the United States and Europe. Global spring apparel orders remained flat, spring footwear orders slightly decreased and spring accessories and equipment orders slightly increased. Although we cannot predict with certainty any future results, our reported backlog is one indicator of our anticipated sales for the spring 2008 selling season. Many factors, however, could cause actual sales to differ materially from reported future order backlog. Moreover, our spring backlog is not indicative of, and should not be used in forecasting sales beyond the spring 2008 selling season.

•

Net sales increased $17.0 million, or 4%, to $471.1 million from $454.1 million for the comparable period in 2006. Excluding changes in currency exchange rates, net sales increased 2%. The increase in sales was driven by strong sales of Columbia brand outerwear in North America, Columbia brand sportswear in the United States and all major product categories in international distributor markets, offset by significant decreases in Pacific Trail outerwear sales in the United States and European apparel sales.

•

Gross margins decreased 50 basis points to 43.2% of net sales from 43.7% of net sales for the comparable period in 2006. The decrease in gross profit was primarily due to an increased volume of spring close-out product sales and higher international distributor shipments, both at lower gross margins, partially offset by favorable foreign currency exchange rates and lower freight costs.

•

Selling, general and administrative (“SG&A”) expense increased $3.9 million, or 4%, to $112.2 million from $108.3 million for the comparable period in 2006. As a percentage of net sales, SG&A expense remained flat at 23.8% for the third quarters of 2007 and 2006. We expect full year 2007 SG&A expense, as a percentage of net sales, to expand compared to 2006 due primarily to incremental depreciation expense associated with the recent upgrade of our Portland, Oregon distribution center and the expansion of our distribution center in Cambrai, France.

•	Net income was $62.6 million or $1.72 per diluted share, compared to $60.3 million or $1.67 per diluted share, for the comparable period in 2006.

Results of Operations

Net income increased $2.3 million, or 4%, to $62.6 million for the third quarter of 2007 from $60.3 million for the comparable period in 2006. Diluted earnings per share was $1.72 for the third quarter of 2007 compared to $1.67 for the third quarter in 2006.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.8	56.3	57.0	57.7

Gross profit	43.2	43.7	43.0	42.3
Selling, general and administrative expense	23.8	23.8	28.8	29.2
Net licensing income	(0.3)	(0.2)	(0.3)	(0.3)

Income from operations	19.7	20.1	14.5	13.4
Interest income, net	(0.4)	(0.2)	(0.8)	(0.5)

Income before income tax	20.1	20.3	15.3	13.9
Income tax expense	6.8	7.0	5.2	4.8

Net income	13.3%	13.3%	10.1%	9.1%

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Net Sales: Consolidated net sales increased 4% to $471.1 million for the third quarter of 2007 from $454.1 million for the comparable period in 2006. Excluding changes in currency exchange rates, consolidated net sales increased 2%.

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

	Three Months Ended September 30, 2007
	Amount (millions)	% Change
Consolidated:
Net sales change (GAAP)	$17.0	4%
Effect of currency exchange rate changes	(6.5)	(2)

Net sales change excluding changes in currency exchange rates	$10.5	2%

United States:
Net sales change (GAAP)	$7.9	3%

Europe:
Net sales change (GAAP)	$(11.1)	(17)%
Effect of currency exchange rate changes	(3.5)	(5)

Net sales change excluding changes in currency exchange rates	$(14.6)	(22)%

Canada:
Net sales change (GAAP)	$4.2	8%
Effect of currency exchange rate changes	(3.0)	(6)

Net sales change excluding changes in currency exchange rates	$1.2	2%

Other International:
Net sales change (GAAP)	$16.0	28%
Effect of currency exchange rate changes	—	—

Net sales change excluding changes in currency exchange rates	$16.0	28%

The increase in net sales was driven by our Other International, United States and Canadian businesses, and was offset by a decrease in our European business. By product category, the increase in net sales was led by sportswear, followed by footwear and accessories and equipment, offset by a decrease in outerwear net sales.

Net sales from sportswear increased $15.3 million, or 10%, to $161.9 million for the third quarter of 2007 from $146.6 million for the comparable period in 2006. The increase in sportswear net sales was primarily attributable to an increase in sales in the United States, followed by Other International and Canada, offset by a slight decrease in sales in Europe. The increase in sportswear net sales was driven by continued growth in the United States resulting from a broad assortment of products, competitive pricing and related consumer demand, particularly for fleece and sweaters.

Net sales from outerwear decreased $2.0 million, or 1%, to $215.8 million for the third quarter of 2007 from $217.8 million for the comparable period in 2006. The decrease in outerwear net sales was due to a decline in our European business, offset by an increase in net sales in Canada, Other International and the United States. The decrease in outerwear net sales was partially offset by increased sales of Columbia brand outerwear in the United States, Canada and Other International markets. Growth in sales of Columbia brand outerwear in the United States was largely offset by a significant decrease in Pacific Trail outerwear sales.

Net sales from footwear increased $2.0 million, or 3%, to $71.4 million for the third quarter of 2007 from $69.4 million for the comparable period in 2006. The increase in footwear net sales was led by Other International and Europe, partially offset by a decrease in net sales in the United States and Canada. The increase in Other International footwear sales was largely attributable to sales of Columbia cold weather footwear to key international distributor markets. The decrease in footwear sales in the United States was primarily due to a decline in Sorel and Columbia cold weather footwear sales.

Net sales from accessories and equipment increased $1.7 million, or 8%, to $22.0 million for the third quarter of 2007 from $20.3 million for the comparable period in 2006. Accessories and equipment net sales increased in the United States and Other International, while net sales in Europe and Canada remained essentially flat. The increase in accessories and equipment in the United States was primarily due to an increase in backpacks and bags.

Net sales in the United States increased $7.9 million, or 3%, to $284.2 million for the third quarter of 2007 from $276.3 million for the comparable period in 2006. The increase in net sales in the United States was led by sportswear, followed by accessories and equipment and outerwear, partially offset by a decrease in footwear sales. Sportswear sales growth was primarily attributable to strong sales of fleece and sweaters. Growth in sales of Columbia brand outerwear was largely offset by a significant decrease in Pacific Trail outerwear sales. The decrease in footwear sales was primarily due to a decrease in sales of Sorel and Columbia cold weather footwear.

Net sales in Europe decreased $11.1 million, or 17%, to $55.3 million for the third quarter of 2007 from $66.4 million for the comparable period in 2006. Excluding changes in currency exchange rates, Europe’s net sales decreased 22%. The decrease in net sales in Europe was led by outerwear, followed by sportswear, partially offset by an increase in footwear sales, while accessories and equipment sales remained essentially flat. The decrease in outerwear sales was primarily due to a decrease in pre-season fall orders as a result of the extended periods of unseasonably warm weather conditions throughout Western Europe during the fall and winter seasons of 2006, which resulted in retailers buying less outerwear for the 2007 fall season.

Net sales in Canada increased $4.2 million, or 8%, to $57.8 million for the third quarter of 2007 from $53.6 million for the comparable period in 2006. Excluding changes in currency exchange rates, Canada’s net sales increased 2%. The increase in net sales in Canada was led by outerwear and sportswear offset by a decrease in net sales of footwear, while accessories and equipment sales remained essentially flat. The increase in sales was driven by strong growth in Columbia brand outerwear sales.

Net sales from Other International, which includes our direct business in Japan and Korea and our international distributor markets worldwide, increased $16.0 million, or 28%, to $73.8 million for the third quarter of 2007 from $57.8 million for the comparable period in 2006. The increase in Other International sales was not affected by changes in currency exchange rates. Sales growth for Other International was predominantly the result of increased sales by our international distributors, followed by increased sales by our Japanese and Korean businesses. International distributor sales growth was the result of a shift in timing of shipments from the second quarter to the third quarter of 2007 as well as the continued strength of our distributors in Russia and Hong Kong/China.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 43.2% for the third quarter of 2007 from 43.7% for the comparable period in 2006. The decrease in gross profit was predominantly due to a higher volume of spring close-out product sales and higher international distributor shipments, both at lower margins, partially offset by favorable effects of foreign currency exchange rates and lower freight costs. While our international distributor sales generally carry lower gross margins, they incur significantly lower SG&A expense than our direct sales.

Sales of spring close-out products increased significantly from the comparable period in 2006 as a result of a higher than normal level of United States spring order cancellations due to wet and cool weather conditions in the spring of 2007.

Improvement in foreign currency hedge rates for our fall 2007 selling season favorably affected our gross profit. Since our global supply of inventory is generally purchased with U.S. dollars, the gross profit of our direct international businesses is partially dependent on the valuation of the U.S. dollar. For our fall 2007 selling season, the hedge rates for our European and Canadian businesses improved from our fall 2006 selling season.

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

SG&A expense increased $3.9 million, or 4%, to $112.2 million for the third quarter of 2007 from $108.3 million for the comparable period in 2006. As a percentage of net sales, SG&A expense remained flat at 23.8% of net sales for the third quarters of 2007 and 2006. Selling expenses decreased $2.8 million, or 7%, and general and administrative expenses increased $6.7 million, or 10%.

Selling expenses, including commissions and advertising, decreased to 8.2% of net sales for the third quarter of 2007 from 9.1% of net sales for the comparable period in 2006. The decrease in selling expenses as a percentage of net sales was attributable to reduced commission rates in the United States and the change in mix of internal versus agency sales in Europe. The decrease was also attributable to a reduction in advertising expense in the United States, partially offset by an increase in promotional spending.

The increase in general and administrative expenses primarily resulted from an increase in personnel related costs, depreciation expense and bad debt expense. The increase in personnel related costs was largely the result of incremental labor needed to support our Portland distribution center in its first major shipping season following the upgrade of this distribution center completed in April 2007. Depreciation and amortization included in SG&A expense totaled $7.5 million for the third quarter of 2007 compared to $5.6 million for the same period in 2006. The increase in depreciation was related to the implementation of our Portland and European distribution projects. The increase in bad debt expense was primarily the result of the credit risk contained in the composition of our accounts receivable portfolio.

Net Licensing Income: We derive net licensing income from income that we earn through licensing our trademarks across a range of categories that complement our current product offerings. Products distributed by our licensees for the third quarter of 2007 included socks, bicycles, insulated products including soft-sided coolers, leather accessories, camping gear, eyewear, leather outerwear, performance base layer, watches, home furnishings, and other accessories.

Net licensing income increased $0.1 million, or 8%, for the third quarter of 2007 to $1.3 million from $1.2 million for the comparable period in 2006. The components of licensing income were led by licensed leather outerwear, followed by Columbia licensed socks, insulated products, leather accessories, and eyewear.

Interest (Income) Expense, Net: Interest income was $2.1 million for the third quarter of 2007 compared to $1.2 million for the same period in 2006. The increase in interest income was due to a higher level of cash and cash equivalents compared to the same period in 2006. Interest expense was nominal for the third quarter of 2007 compared to $0.3 million for the comparable period in 2006. The decrease in interest expense was primarily attributable to a reduction in long-term debt.

Income Tax Expense: The provision for income taxes increased to $32.0 million for the third quarter of 2007 from $31.8 million for the comparable period in 2006 due to higher income at a lower effective income tax rate for the third quarter of 2007 compared to the same period in 2006. Our effective income tax rate was 33.9% for the third quarter of 2007 compared to 34.5% for the same period in 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Sales: Consolidated net sales increased 6% to $979.3 million for the nine months ended September 30, 2007 from $925.9 million for the comparable period in 2006. Excluding changes in currency exchange rates, consolidated net sales increased 4%.

Reconciliation of Net Sales Changes to Net Sales Changes Excluding Changes in Currency Exchange Rates (a non-GAAP financial measure)

	Nine Months Ended September 30, 2007
	Amount (millions)	% Change
Consolidated:
Net sales change (GAAP)	$53.4	6%
Effect of currency exchange rate changes	(13.3)	(2)

Net sales change excluding changes in currency exchange rates	$40.1	4%

United States:
Net sales change (GAAP)	$17.2	3%

Europe:
Net sales change (GAAP)	$(2.5)	(2)%
Effect of currency exchange rate changes	(10.7)	(7)

Net sales change excluding changes in currency exchange rates	$(13.2)	(9)%

Canada:
Net sales change (GAAP)	$3.0	3%
Effect of currency exchange rate changes	(2.5)	(2)

Net sales change excluding changes in currency exchange rates	$0.5	1%

Other International:
Net sales change (GAAP)	$35.7	24%
Effect of currency exchange rate changes	(0.1)	—

Net sales change excluding changes in currency exchange rates	$35.6	24%

The increase in net sales was led primarily by our Other International business, followed by our United States and Canadian businesses, and was offset by a slight decrease in our European business. By product category, the increase in net sales was led by sportswear, followed by footwear and accessories and equipment, and was offset by a slight decrease in outerwear net sales.

Net sales from sportswear increased $48.8 million, or 12%, to $449.4 million from $400.6 million for the comparable period in 2006. The increase in sportswear net sales was primarily attributable to an increase in sales in the United States, followed by Other International, Europe and Canada. The increase in sportswear net sales was driven by continued growth in the United States resulting from a broad assortment of products, competitive pricing and related consumer demand, particularly for our fleece, sweaters, knit and woven tops, shorts and pants.

Net sales from outerwear decreased $0.8 million, or 0.3%, to $315.4 million from $316.2 million for the comparable period in 2006. The decrease in outerwear net sales was due to a decline in our European business, offset by an increase in net sales in Other International, Canada and the United States. The decrease in outerwear sales in Europe was primarily due to lower pre-season fall orders as a result of the extended periods of unseasonably warm weather conditions throughout Western Europe during the fall and winter seasons of 2006, which resulted in retailers buying less outerwear for the 2007 fall season. Other International outerwear sales growth was attributable to continued strength in certain key international distributor markets, including Russia and Hong Kong/China.

Net sales from footwear increased $3.5 million, or 2%, to $166.8 million from $163.3 million for the comparable period in 2006. Footwear sales growth was led by Other International, followed by Europe, offset by a decrease in net sales in the United States and Canada. Other International footwear sales growth was largely attributable to strong sales of men’s and women’s spring footwear and Columbia cold weather footwear to key international distributor markets. Our footwear business, in general, has suffered from strong competition, undifferentiated product and several changes within our footwear merchandising and design leadership team. Despite these challenges, we believe that we have built a strong team and have a portfolio of authentic outdoor brands to execute our footwear strategies.

Net sales from accessories and equipment increased $1.9 million, or 4%, to $47.7 million from $45.8 million for the comparable period in 2006. Accessories and equipment sales growth was led by Other International, followed by the United States, offset by decreased sales in Europe and Canada.

Net sales in the United States increased $17.2 million, or 3%, to $556.8 million from $539.6 million for the comparable period in 2006. The increase in net sales in the United States was predominantly the result of the continued strength of sales of our sportswear. Sales growth was particularly strong in our fleece, sweaters, knit and woven tops, shorts and pants. Columbia brand outerwear sales increased for the year and were partially offset by a significant decrease in Pacific Trail outerwear sales. The decrease in footwear sales was primarily due to decreased sales of our Columbia and Sorel cold weather footwear.

Net sales in Europe decreased $2.5 million, or 2%, to $141.0 million from $143.5 million for the comparable period in 2006. Excluding changes in currency exchange rates, Europe’s net sales decreased 9%. The decrease in net sales in Europe was led by outerwear, offset by an increase in sales of sportswear and footwear, while sales of accessories and equipment remained essentially flat. The decrease in outerwear sales was primarily due to a decrease in pre-season fall orders as a result of the extended periods of unseasonably warm weather conditions throughout Western Europe during the fall and winter seasons of 2006, which resulted in retailers buying less outerwear for the 2007 fall season.

Net sales in Canada increased $3.0 million, or 3%, to $95.5 million from $92.5 million for the comparable period in 2006. Excluding changes in currency exchange rates, Canada’s net sales increased 1%. The increase was primarily attributable to increased Columbia brand outerwear sales offset by a decline in cold weather footwear sales.

Net sales from Other International, which includes our direct business in Japan and Korea and our international distributor markets worldwide, increased $35.7 million, or 24%, to $186.0 million from $150.3 million for the comparable period in 2006. The percentage increase in Other International sales was not affected by changes in currency exchange rates. Sales growth for Other International was predominantly the result of increased sales by our international distributors, followed by increased sales by our Korean and Japanese businesses. International distributor sales growth was primarily attributable to the continued strength of our distributors in Russia and Hong Kong/China.

Gross Profit: Gross profit, as a percentage of net sales, increased to 43.0% for the nine months ended September 30, 2007 from 42.3% for the comparable period in 2006. The increase in gross profit was due to several factors including improvements in our sportswear gross margins, favorable effects of foreign currency exchange rates, prior year unfavorable effect of marking the Montrail inventory to market upon acquisition in January 2006 and higher costs associated with certain international promotional campaigns in Europe in 2006. The favorable gross profit effect of these items was partially offset by increased sales of spring close-out product sales and higher international distributor shipments, both at lower gross margins.

Improvement in foreign currency hedge rates for our spring and fall 2007 selling seasons favorably affected our gross profit. Since our global supply of inventory is generally purchased with U.S. dollars, the gross profit of our direct international businesses is partially dependent on the valuation of the U.S. dollar. For our spring and fall 2007 selling seasons, the hedge rates for our European and Canadian businesses improved from our spring and fall 2006 selling seasons.

Selling, General and Administrative Expense: SG&A expense increased $11.6 million, or 4%, to $281.8 million for the nine months ended September 30, 2007 from $270.2 million for the comparable period in 2006. As a percentage of net sales, SG&A expense decreased to 28.8% of net sales for the nine months ended September 30, 2007 from 29.2% of net sales for the comparable period in 2006. Selling expenses increased $0.2 million, or 0.2%, and general and administrative expenses increased $11.4 million, or 6%.

Selling expenses, including commissions and advertising, decreased to 8.5% of net sales for the nine months ended September 30, 2007 from 9.0% of net sales for the comparable period in 2006. The decrease in selling expenses as a percentage of net sales was largely attributable to a reduction in commissions expense resulting from changes to our sales agency structures in Europe and reduced commission rates in the United States as well as lower advertising expenses offset by increased promotional spending and sample costs.

The increase in general and administrative expenses primarily resulted from an increase in depreciation expense, personnel related costs and bad debt expense, partially offset by a decrease in stock-based compensation expense. Depreciation and amortization included in SG&A expense totaled $21.4 million for the nine months ended September 30, 2007 compared to $16.9 million for the same period in 2006. The increase in bad debt expense was primarily the result of the credit risk contained in the composition of our accounts receivable portfolio.

Net Licensing Income: Net licensing income decreased $0.1 million, or 3%, for the nine months ended September 30, 2007 to $3.3 million from $3.4 million for the comparable period in 2006. The components of licensing income were led by Columbia licensed bicycles, followed by Columbia licensed socks, insulated products, leather accessories, camping gear and eyewear.

Interest (Income) Expense, Net: Interest income was $7.1 million for the nine months ended September 30, 2007 compared to $5.4 million for the same period in 2006. The increase in interest income was due to a higher cash and cash equivalents balance compared to the same period in 2006. Interest expense was nominal for the nine months ended September 30, 2007 compared to $0.7 million for the comparable period in 2006. The decrease in interest expense was primarily attributable to a reduction in long-term debt.

Income Tax Expense: The provision for income taxes increased to $50.6 million for the nine months ended September 30, 2007 from $44.6 million for the comparable period in 2006 due to higher income at a lower effective income tax rate for the nine months ended September 30, 2007 compared to the same period in 2006. Our effective income tax rate was 33.9% for the nine months ended September 30, 2007 compared to 34.5% for the same period in 2006.

Backlog

We typically receive the bulk of our orders for each of the fall and spring seasons at least three months prior to the date the products are shipped to customers. Generally, orders are subject to cancellation prior to the date of shipment. At September 30, 2007, our order backlog was $692.7 million, compared to $693.9 million at September 30, 2006. For a variety of reasons, including the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders, order cancellations, the amount of in-season orders, and fluctuations in foreign currency rates, backlog at September 30 may not be a reliable measure of future sales for any succeeding period. For these reasons backlog figures in one year also may not be directly comparable to backlog figures in another year when measured at the same date.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and for the continued growth of the business. At September 30, 2007, we had total cash and cash equivalents of $48.9 million compared to $64.9 million at December 31, 2006. Net cash used in operating activities was $66.0 million for the nine months ended September 30, 2007 and $29.1 million for the same period in 2006. The change was primarily due to an increase in inventories as a result of higher levels of carryover, core, and replenishment inventory as well as increased levels of retail inventory to support our retail expansion plan in the United States.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash provided by investing activities was $68.2 million for the nine months ended September 30, 2007 and $39.8 million for the comparable period in 2006. For the 2007 period, net cash provided by investing activities primarily consisted of net sales of short-term investments of $88.3 million, offset by $20.1 million used for capital expenditures. For the 2006 period, net cash used in investing activities primarily consisted of net sales of short-term investments of $117.5 million, offset by $33.7 million used for the acquisitions of Montrail and Pacific Trail, net of $1.7 million for the sale of the acquired Dockers licenses, and $43.5 million in capital expenditures related to the expansion of our distribution center in Cambrai, France and the upgrade of our distribution center in Portland, Oregon.

Cash used in financing activities was $20.6 million for the nine months ended September 30, 2007 compared to $83.9 million for the comparable period in 2006. For the 2007 period, net cash used in financing activities primarily consisted of the repurchase of $17.7 million of common stock, payment of dividends of $15.2 million and the net repayments of notes payable of $3.6 million, partially offset by proceeds from the issuance of common stock under employee stock plans of $14.3 million. For the 2006 period, net cash used in financing activities primarily consisted of the repurchase of $75.5 million of common stock, the net repayments of notes payable of $16.9 million and of long-term debt of $6.6 million, partially offset by proceeds from the issuance of common stock under employee stock plans of $14.1 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $50.0 million to $125.0 million, of which $25.0 million to $100.0 million is committed. At September 30, 2007, no balance was outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $120.3 million at September 30, 2007, of which $3.6 million is designated as a European customs guarantee. At September 30, 2007, no balance was outstanding under these lines of credit.

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

Off-Balance Sheet Arrangements

We maintain unsecured and uncommitted import lines of credit with a combined limit of $150.0 million at September 30, 2007, available for issuing documentary letters of credit. At September 30, 2007, we had letters of credit outstanding of $16.2 million issued for purchase orders for inventory.

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

In July 2006, the FASB issued FIN 48. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted in the first quarter of 2007. The cumulative effect, if any, of adopting FIN 48 is recorded in retained earnings. See Note 9 of Notes to Condensed Consolidated Financial Statements.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 6, 2007	COLUMBIA SPORTSWEAR COMPANY

/s/ BRYAN L. TIMM
Bryan L. Timm
Vice President and Chief Financial Officer