Form 10-K
period 2007-12-31
COLUMBIA SPORTSWEAR CO
filed 2008-02-28
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from to

COLUMBIA SPORTSWEAR COMPANY

(Exact name of registrant as specified in its charter)

Oregon	93-0498284
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

14375 NW Science Park Drive Portland, Oregon	97229
(Address of principal executive offices)	(Zip Code)

(503) 985-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $937,099,000 based on the last reported sale price of the Company’s Common Stock as reported by the NASDAQ Global Select Market System on that day.

The number of shares of Common Stock outstanding on February 15, 2008 was 35,106,391.

Part III is incorporated by reference from the registrant’s proxy statement for its 2008 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2007.

COLUMBIA SPORTSWEAR COMPANY

DECEMBER 31, 2007

PART I

Item 1.	BUSINESS

General

Founded in 1938 in Portland, Oregon, as a small, family-owned, regional hat distributor and incorporated in 1961, Columbia Sportswear Company has grown to become a global leader in the design, sourcing, marketing and distribution of active outdoor apparel, footwear and related accessories and equipment. Unless the context indicates otherwise, the terms “we”, “us”, “our”, “the Company” and “Columbia” refer to Columbia Sportswear Company and its consolidated subsidiaries. Over the past seven years, we have expanded beyond our flagship Columbia Sportswear® brand by acquiring and developing a portfolio of outdoor apparel, footwear, accessories and equipment brands, including Sorel®, Mountain Hardwear®, Montrail®, and Pacific Trail®. Each of our brands addresses the outdoor performance needs of specific consumer groups and is distributed through a targeted mix of distribution channels. As one of the largest outerwear companies in the world, our products have earned an international reputation for quality, performance, durability, functionality, dependability and value. We employ various marketing strategies to increase and reinforce consumer awareness of each of our brands. We have sought to leverage our brand equity by expanding directly and through licensees into related outdoor and lifestyle merchandise categories, promoting a “head-to-toe” outfitting concept. We believe these strategies will help us achieve our vision of becoming the dominant global leader delivering best-in-class, authentic, innovative brands that reflect a passion for the outdoors. In 2007, we distributed our products to approximately 14,000 retailers in over 90 countries.

Our business is subject to many risks and uncertainties that may have a material adverse effect on our financial condition, results of operations and stock price. Some of these risks and uncertainties are described below under Item 1A, Risk Factors.

Products

We group our merchandise into four principal categories—(1) outerwear, (2) sportswear, (3) footwear, and (4) related accessories and equipment. The durability, functionality and affordability of our products make them ideal for use in a wide range of outdoor activities, including skiing, snowboarding, hunting, fishing, hiking, backpacking, mountaineering and rock climbing, as well as for casual wear. We are committed to creating innovative and functional products. We use durable, high-quality materials and construction across all of our product lines. We believe our broad range of competitively-priced merchandise offers consumers one of the best price-value equations in the outdoor apparel, footwear, accessories and equipment industries.

Our portfolio of brands enables us to provide products for a wide range of consumers, including elite mountain climbers who use Mountain Hardwear gear, top endurance trail runners who wear Montrail shoes, cold weather enthusiasts who wear Sorel cold weather boots, entire families who wear Columbia and Pacific Trail outerwear, and individuals who wear Columbia sportswear and footwear for a variety of active outdoor and lifestyle pursuits.

The following table presents the net sales and approximate percentages of net sales attributable to each of our principal product categories for each of the last three years ended December 31 (dollars in millions):

	2007		2006		2005
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Outerwear	$497.6	36.7%	$496.5	38.6%	$440.0	38.1%
Sportswear	565.6	41.7	509.1	39.5	450.3	39.0
Footwear	227.4	16.8	219.7	17.1	211.2	18.3
Accessories and equipment	65.4	4.8	62.4	4.8	54.3	4.6

Total	$1,356.0	100.0%	$1,287.7	100.0%	$1,155.8	100.0%

Outerwear

Outerwear is our most established product category. We currently develop and distribute outerwear products under our Columbia, Convert, Mountain Hardwear, Sorel and Pacific Trail brands. Our outerwear is designed to protect the wearer from inclement weather in everyday use and in outdoor activities, such as skiing, snowboarding, hiking, hunting and fishing.

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

Our Mountain Hardwear brand consists of technically advanced products that include Gore-Tex® shells and Windstopper® fleece (both registered with W. L. Gore & Associates, Inc.), Conduit™ shells, down parkas and technical clothing designed for specialized outdoor activities such as mountaineering, backpacking and climbing. These products are used by elite mountaineering athletes around the globe.

Our Pacific Trail-branded outerwear features functional jackets for both men and women. Pacific Trail products are focused on the consumer who demands quality and performance at an exceptional value.

Sportswear

Our sportswear products are designed to be sold alongside our outerwear and footwear products as part of our unified “head-to-toe” outfitting concept. We currently develop and distribute sportswear products under our Columbia, Mountain Hardwear, and Sorel brands.

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

For the consumer interested in trekking and adventure travel, our Titanium® sportswear line of active outdoor performance apparel offers lightweight products, many of which incorporate our Omni-ShadeTM sun protection and Omni-Dry® system of moisture management.

Our PFG® (Performance Fishing Gear) line offers a variety of products, including vests, shorts, shirts, and pants with technical features such as Omni-ShadeTM sun protection.

Mountain Hardwear-branded sportswear is focused on styles that are designed for backpacking, rock climbing and adventure sports. Many styles feature the Mountain Hardwear patented “Conical Waist,” which improves comfort and performance while wearing a backpack. Most styles use technically advanced fabrics, and the category has grown to include casual as well as performance athletic apparel.

Footwear

Our footwear category consists of seasonal outdoor footwear for a variety of activities. We currently develop and distribute footwear products under our Columbia, Sorel and Montrail brands. Many of our footwear brands feature designs that incorporate Omni-Tech™ waterproof/breathable construction and Tech-Lite™ advanced cushioning technology. We believe the market for footwear represents a substantial growth opportunity.

The Columbia brand of footwear offers a wide assortment of products to cover a variety of activities. We continue to focus on the active outdoor consumer in all footwear products including water, trail, hiking, cold weather casual and youth footwear. The Columbia brand of footwear is offered in several distribution channels, including footwear specialty, sports specialty, and outdoor.

The Sorel brand has been known for cold weather footwear for over forty years. We continue to capitalize on Sorel’s cold weather heritage and focus on making Sorel the leading cold weather brand for outdoor-oriented men, women and youth.

Montrail-branded footwear offers high quality and high performance products designed for trail running, adventure racing, hiking, and backpacking. We believe Montrail footwear provides a complementary extension of our portfolio of brands in the specialty outdoor market.

Accessories and Equipment

We produce a line of Columbia and Mountain Hardwear accessories that includes hats, caps, scarves, gloves, mittens and headbands to complement our outerwear and sportswear lines.

We produce a line of Mountain Hardwear equipment that includes technically-advanced tents, sleeping systems, and backpacks. These products are designed for mountaineering, ultralight backpacking and camping. Some of these product designs are patented and are considered industry standards in innovation.

We also produce a line of Columbia-branded equipment, including bags and packs.

Licensing

In 1999, we introduced a strategy to build brand awareness by licensing our trademarks across a range of product categories that complement our current offerings. Licensing enables us to develop our “head-to-toe” outfitting concept by expanding the reach of our brands to appropriate and well-defined categories. In 2007, we licensed our brands in fifteen product categories, including, among others, socks, performance base layer, leather outerwear and accessories, camping gear, eyewear, home furnishings, and bicycles.

Advertising, Marketing, and Promotion

Columbia’s multi-dimensional advertising has been designed to maximize impact on key Columbia consumers, as well as incorporate a large mix of media chosen to reach targeted audiences. Marketing, advertising and promotional programs are integral parts of our overall global go-to-market strategy. In the past year we have established a more aggressive focus on marketing with the goals of building brand equity, raising global awareness, infusing the brand with excitement and stimulating consumer demand.

Our overall advertising strategy combines ads in traditional broad-based national print and broadcast media with ads in web-based narrowcast channels and editorial-style articles in print media. Our websites educate millions of visitors each year about our products and links them directly to retailers both on and off-line. Special sweepstakes, promotions and outgoing email marketing efforts further enhance our consumers’ connection to the brand. We are broadening our reach and exposure through advertising opportunities on television aimed at mass consumer appeal. In early 2008, we signed an advertising agreement with Discovery Channel in connection with our increased marketing effort. Collectively these campaigns are designed to boost consumer brand awareness and stimulate consumer demand to increase sales of our products worldwide.

Our unique, award-winning, global Columbia advertising campaign featuring our Chairman, Gertrude Boyle, in the role of cantankerous “Mother Boyle” and her son, Timothy Boyle, our President and Chief Executive Officer, as the ultimate test subject, continues to be an integral part of Columbia’s brand identity, promoting the brand message of product durability and comfort through a “Tested Tough” theme.

Sales through existing retail channels are enhanced by visual merchandising. Concept shops and focus areas located within our customers’ stores are dedicated exclusively to selling our merchandise on a year-round basis. These shops and focus areas promote a consistent brand image throughout our wholesale customer network. In addition, our cooperative advertising program provides wholesale customers an advertising allowance related to the value of their purchases when specific criteria are met.

Mountain Hardwear and Montrail brand marketing is geared toward experienced outdoor enthusiasts who purchase products primarily through outdoor specialty stores, while Sorel brand marketing targets those who work and recreate outdoors, mainly in cold weather climates.

Inventory Management

From the time of initial order through production, distribution and delivery, we manage our inventory to reduce risk. Our inventory management systems, coupled with our enterprise-wide information system, have enhanced our ability to manage our inventories by providing detailed inventory status from the time of initial factory order through shipment to our wholesale customers.

Additionally, through the use of incentive discounts we encourage early orders by our customers and we provide our customers with staggered delivery times through the spring and fall seasons. This permits our customers and us to manage inventories effectively. Through our efforts to match our purchases of inventory to the receipt of customer orders, we believe we are able to reduce the risk of overcommitting to inventory purchases. This helps us avoid significant unplanned inventory build-ups and minimizes working capital requirements. This strategy, however, does not eliminate inventory risk entirely because we build some amount of speculative inventory into our business model. Moreover, customer orders are subject to cancellation prior to shipment. In addition, a portion of our inventory is managed to support at-once and auto-replenishment orders, primarily in the sportswear category, as well as our retail expansion efforts.

Product Design

Our experienced in-house merchandising and design teams work closely with internal sales and production teams as well as with retailers, athletes and consumers to make products that are functional and durable.

We incorporate differentiated technical features into our Columbia-brand products to enhance our tiered sub-branding strategy, which encompasses three product lines. Our high-end performance products are highly technical products generally sold in specialty stores; our moderate products are technical products generally sold in sporting goods stores; and our most broadly distributed products are less technical, core products generally sold in department stores. We believe that increased differentiation of our products allows our retailer customers to better target their specific customers.

We design our products to perform well in a wide range of weather conditions and for a variety of outdoor activities. We carefully choose the appropriate fabric or insulation for each garment. Our fabrics feature optimum performance characteristics such as water resistance, breathability, weight, durability, and wicking ability. Our high-end performance products include technical garments with special performance features. Our Titanium sub-branded apparel offers high performance fabrics and features our most advanced technologies. A variety of levels are offered to meet different needs of water resistance, breathability, and protection. We recently introduced our Omni-ShadeTM and TechLite® product and marketing initiatives that reinforce the outdoor authenticity of the Columbia brand. For our sportswear collections, our Omni-Shade initiative offers UPF-rated sun protection products designed to protect consumers from the harmful effects of the sun’s ultraviolet rays. Our footwear collection features TechLite® technology that integrates lightweight comfort with long-term durability.

Mountain Hardwear products feature innovative fabrics, designs and technical elements. The products are intended for extreme environments but also are appropriate for more general uses such as skiing and hiking. The outerwear line features technical fabrics such as Gore-Tex and Windstopper for shellwear and technical fleece garments. Mountain Hardwear uses its waterproof/breathable technology, Conduit, in both shell and softshell garments. Features such as external seam taping and welded construction position Mountain Hardwear as an industry leader in innovation. We acquired the Mountain Hardwear brand in 2003.

The Sorel brand is widely viewed as the preeminent cold weather footwear brand in many global markets. For over 40 years, the Sorel brand has provided consumers with high quality, waterproof and insulated cold weather footwear products. We acquired the Sorel brand in 2000 and continue to focus on offering great footwear that works equally well for winter recreation and everyday cold weather wear for consumers of all ages.

Our Montrail footwear products are specifically designed to withstand harsh conditions and heavy usage for the most demanding and critical outdoor users, while at the same time offering superior comfort for everyday activities. The products feature highly technical attributes including protection from trail hazards, stability control on uneven terrain, and traction control specifically designed for a variety of surfaces including mud, snow or wet conditions. We acquired the Montrail brand in 2006.

The Pacific Trail brand, which we acquired in 2006, has long been associated with quality garments targeted for the mass merchant and discount channels in the U.S. and Canada. This remains our strategy and we continue to actively explore a variety of design and distribution alternatives for the brand.

Sourcing and Manufacturing

Our products are produced by independent contract manufacturers. We believe that the use of independent contract manufacturers, as opposed to owning and managing our own factories, enables us to substantially limit our capital expenditures and avoid costs associated with managing a large production work force. We also believe the use of independent contract manufacturers greatly increases our production capacity, maximizes our flexibility and improves our product pricing.

We maintain fourteen manufacturing liaison offices in the Far East, and one manufacturing liaison office in Los Angeles, California. Personnel in these manufacturing liaison offices are direct employees of Columbia, and are responsible for selecting and managing our contract manufacturers. We believe that by having employees in these regions we enhance our ability to monitor factories to increase compliance with our policies, procedures, and standards related to quality, delivery, pricing, and labor practices.

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

Contract manufacturers generally produce our apparel using one of two principal methods. In the first method, the manufacturer purchases the raw materials needed to produce the garment from suppliers that we have approved, at prices and on terms negotiated by either the manufacturer or by us. The majority of our merchandise is manufactured under this type of arrangement. In the second method, sometimes referred to as “cut, make, pack, and quota” and used principally for production in China, we directly purchase the raw materials from suppliers, assure that the independent manufacturers have the necessary import quotas available, and ship the materials in a “kit,” together with patterns, samples, and most of the other necessary items, to the independent manufacturer to produce the finished garment. Although this second type of arrangement advances the timing for inventory purchases and exposes us to additional risks before a garment is manufactured, we believe that it further increases our manufacturing flexibility and frequently provides us with a cost advantage over other production methods.

We transact business on an order-by-order basis without exclusive commitments or arrangements to purchase from any single manufacturer. We believe, however, that our historical long term relationships with various manufacturers will help to ensure that adequate sources are available to produce a sufficient supply of goods in a timely manner and on satisfactory economic terms in the future.

We have from time to time had difficulty satisfying our raw material and finished goods requirements, and any similar future difficulties may adversely affect our business operations. Our four largest factory groups accounted for approximately 14% of our total global production for 2007, and a single vendor supplies substantially all of the zippers used in our products. These companies, however, have multiple factory locations, many of which are in different countries. This reduces the risk that unfavorable conditions at a single factory or location will have a material adverse effect on our business.

Sales and Distribution

Our products are sold to approximately 14,000 retailers throughout the world, ranging from specialty stores to department stores. Our strategy for continued growth is to focus on:

•	enhancing the channel productivity of our existing customers;

•	leveraging our brands internationally;

•	further developing our existing merchandise categories;

•	increasing our penetration into the department store and specialty footwear channels; and

•	expanding the global awareness of our brands through license agreements.

The following table presents net sales to unrelated entities and approximate percentages of net sales by geographic segment for each of the last three years (dollars in millions):

	2007		2006		2005
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
United States	$767.2	56.6%	$752.0	58.4%	$676.9	58.6%
Europe, Middle East and Africa (“EMEA”)	287.0	21.1	272.6	21.2	243.2	21.0
Latin America and Asia Pacific (“LAAP”)	175.7	13.0	142.9	11.1	120.9	10.5
Canada	126.1	9.3	120.2	9.3	114.8	9.9

Total	$1,356.0	100.0%	$1,287.7	100.0%	$1,155.8	100.0%

See Note 16 of Notes to Consolidated Financial Statements for net sales to unrelated entities, income before income tax, interest income (expense), income tax expense (benefit), depreciation and amortization expense and identifiable assets by geographic segment.

United States and Canada

Approximately 39% of the retailers that offer our products worldwide are located in the United States and Canada. Sales in these two countries accounted for 65.9% of our net sales for 2007.

Columbia, Sorel, Montrail, and Pacific Trail products are primarily sold through a combination of in-house and independent sales agents that in turn work with retail accounts varying in size from single specialty store operations to large chains made up of many stores in several locations.

Mountain Hardwear products are primarily sold through independent sales agencies that work with a variety of retail accounts that are primarily focused on smaller specialty outdoor and ski shops across the United States. Mountain Hardwear products are also sold through select specialty chain stores and catalog companies that feature high end outdoor equipment and apparel.

Our flagship company-owned retail store in Portland, Oregon is designed to create a distinctive “Columbia” environment, reinforcing the active and outdoor image of the Columbia brand. In addition, we use this store to test new marketing and merchandising techniques. We also operate fourteen outlet stores in various locations throughout North America. These outlet stores are primarily designed to sell excess and distressed inventory without adversely affecting our retail accounts.

In 2007 we introduced a retail expansion strategy designed to improve inventory management and distribution of excess and end-of-season products in the U.S. with minimal disruption to our wholesale distribution channels. This strategy involves opening approximately 15 new outlet stores in key U.S. outlet centers during each of the next few years, building on our base of existing outlet stores. In addition, as part of our increased focus on consumer demand creation, we plan to open several new first-line retail stores for our brands in key metropolitan markets in order to provide a comprehensive environment to communicate key marketing initiatives, breadth of assortments and expert service levels expected from demanding consumers.

We inspect, sort, pack and ship the majority of our products sold to United States retailers from our Rivergate Distribution Center, which consists of approximately 850,000 square feet located in Portland, Oregon, and from our 4 Star Distribution Center, which consists of approximately 520,000 square feet located in Robards, Kentucky. We completed an upgrade to our Rivergate Distribution Center in April 2007.

We handle Canadian distribution from a leased warehouse in Strathroy, Ontario. We are also constructing additional warehouse space near our leased warehouse to accommodate future growth.

In some instances, we arrange to have products shipped directly from our independent manufacturers to customer-designated facilities in the United States and Canada.

EMEA

Our European headquarters is located in Geneva, Switzerland and we have sales offices in France, Germany, Italy, the United Kingdom, Switzerland, and the Netherlands. We sell our products directly to approximately 5,900 retailers in Western European countries.

We distribute our apparel and footwear products in direct markets in Europe through our distribution center in Cambrai, France, which consists of approximately 577,000 square feet. We completed the expansion of this facility in January 2007.

We also operate two outlet stores in Europe: one in France and one in Spain.

In several other countries throughout the EMEA region, we sell our products to independent distributors. These distributors service retail customers in locations such as Russia and portions of Europe, among others. The vast majority of sales to our EMEA distributors are factory-direct shipments.

LAAP

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

In several other countries throughout LAAP, we sell our products to independent distributors. These distributors service retail customers in locations such as Australia, New Zealand, South America, and China, among others. The vast majority of sales to our LAAP distributors are factory-direct shipments.

Intellectual Property

We own many trademarks, including Columbia® , Columbia Sportswear Company®, Convert®, Sorel®, Bugaboo®, Bugabootoo®, Omni-ShadeTM, Omni-Tech®, GRT®, Omni-Grip®, Columbia Interchange System®, Titanium®, Mountain Hardwear®, Montrail®, Pacific Trail®, the Columbia diamond shaped logo and arrow-circle design, the Mountain Hardwear nut logo and the Sorel polar bear logo. Our trademarks, many of which are registered or subject to pending applications in the United States and other nations, are used on a variety of goods, including apparel, footwear, equipment and licensed products. We believe that our trademarks are valuable and provide consumers with an assurance that the product being purchased is of high quality and provides good value. We also place significant value on product designs (the overall appearance and image of our products) that, along with trademarks, distinguish our products in the marketplace. We protect these proprietary rights and frequently take action to prevent counterfeit reproductions or other infringing activity. In the past we have successfully resolved conflicts over proprietary rights through legal action and negotiated settlements. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase as well, making it more expensive and challenging to establish and protect our proprietary rights and to defend against claims of infringement by others.

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

Competition

The active outerwear, sportswear and footwear segments of the apparel industry are highly competitive and we believe that this competition will increase. Some of our competitors are substantially larger and have greater financial, distribution, marketing and other resources than we do. We believe that the primary competitive factors in the market for active outerwear, sportswear, and footwear are price, brand name, functionality, durability and style and that our product offerings are well-positioned within the market. In many cases, our most significant competition comes from our own retail customers that manufacture and market clothing and footwear under their own private labels. In addition, our licensees operate in very competitive markets, such as those for watches, leather outerwear, and socks. We encounter substantial competition in the active outerwear and sportswear business from, among others, The North Face, Inc. (VF Corporation), Marmot Mountain Ltd., Spyder Active Sports, Inc., Woolrich Woolen Mills, Inc., The Timberland Company, Carhartt, Inc., Patagonia Corporation, Helly Hansen A/S, Merrell (Wolverine Worldwide Inc.), Skis Rossignol S.A. (Quiksilver, Inc.), and Burton Snowboards. In addition, we compete with major sports apparel companies, such as NIKE, Inc., adidas AG, and Under Armour, Inc., and with fashion-oriented competitors, such as Polo Ralph Lauren Corporation and IZOD (Phillips-Van Heusen Corporation). Our footwear line competes with, among others, The North Face, Timberland, NIKE ACG, adidas AG, Merrell, Salomon, Teva (Deckers Outdoor Corporation), KEEN, Inc., Crocs Inc., and Kamik (Genfoot, Inc.). Many of these companies have global operations and compete with us in Europe and Asia. In Europe we also face competition from brands such as Berghaus Limited of the United Kingdom, Jack Wolfskin Ausrustung Fur Draussen GmbH & Co Kgaa of Germany, Lafuma S.A. of France, and Helly Hansen of Scandinavia as well as many other regional brands. In Asia our competition is from brands such as The North Face, Hokurikv MontBell and Patagonia among others.

Mountain Hardwear equipment (tents and sleeping bags) competes directly with such companies as The North Face, Sierra Designs (American Recreational Products), Kelty (American Recreational Products), Marmot, Arc’ Teryx Equipment, Inc. (Salomon USA) and other smaller specialized brands worldwide. Columbia and Mountain Hardwear bags and packs compete directly with JanSport, Inc., The North Face, Osprey Packs, Inc., Eastpak, High Sierra Sport Company, and other bag and pack brands worldwide.

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

Government Regulation

Many of our imports are subject to existing or potential governmental tariff and non-tariff barriers to trade, such as import duties and quotas that may limit the quantity of various types of goods that may be imported into the United States and other countries. These trade barriers often represent a material portion of the cost of the merchandise. Our products are also subject to safety and environmental regulations, which are increasingly restrictive and complex. Although we diligently monitor these trade restrictions, the United States or other countries may impose new or adjusted quotas, duties, safety requirements, material restrictions, or other restrictions or regulations, any of which may have a material adverse effect on our business.

Employees

At December 31, 2007 we had the equivalent of 3,057 full-time employees. Of these employees, 1,544 were based in the United States, 1,090 in Asia, 303 in Europe and 120 in Canada.

Available Information

We file with the Securities and Exchange Commission (“SEC”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, proxy statements and registration statements. You may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically. We make available free of charge on or through our website at www.columbia.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the SEC.

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

We May be Adversely Affected by Weather Conditions

Our business is adversely affected by unseasonable weather conditions. Sales of our outerwear and cold weather footwear are dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. For example, in some fall seasons in the past, unseasonably warm weather in the United States caused customers to delay, and in some cases reduce or cancel, orders for our outerwear, which had an adverse effect on our net sales and profitability. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring may have a material adverse effect on our results of operations and financial condition. Inventory accumulation by retailers resulting from unseasonable weather in one season may negatively affect orders in future seasons, which may have a material adverse effect on our results of operations and financial condition in future periods.

We May be Adversely Affected by an Economic Downturn or Economic Uncertainty

Sales of our products are subject to substantial cyclical fluctuation. Consumer demand for our products may not reach our growth targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and Europe. For example, a slower economy in the United States is creating additional uncertainties for our customers and our business, similar to that which we experienced in 2002 and 2003. Continued volatility in the global oil markets has resulted in rising fuel prices, which shipping companies may pass on to us. Because we price our products to our customers in advance and external cost increases may be difficult to anticipate, we may not be able to pass these increased costs on to our customers. Rising oil prices and interest rates may also adversely affect consumer demand. Our investment portfolio is subject to a number of risks and uncertainties. Changes in market conditions, such as those that accompany an economic downturn or economic uncertainty, may negatively affect the value of our investment portfolio, perhaps significantly. Our sensitivity to economic cycles and any related fluctuation in consumer demand and rising shipping and other costs may have a material adverse effect on our results of operations and financial condition.

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

As a global company, we determine our income tax liability in various competing tax jurisdictions based on a careful analysis and interpretation of local tax laws and regulations. This analysis requires a significant amount of judgment and estimation and is often based on certain assumptions about the future actions of the local tax authorities. Such determinations are the subject of periodic domestic and foreign tax audits. Although we accrue for uncertain tax positions, our accrual may be insufficient to satisfy unfavorable findings, which by their nature cannot be predicted with certainty. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior period and higher tax rates in future periods, which may have a material adverse effect on our results of operations and financial condition.

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

We Operate in Very Competitive Markets

The markets for outerwear, sportswear, footwear, related accessories and equipment are highly competitive, as are the markets for our licensed products. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories and equipment companies. Retailers who are our customers often pose our most significant competitive threat by marketing apparel, footwear and equipment under their own labels. For example, in 2006 and 2007 our European business was negatively affected by a key customer’s decision to expand its private label program, which resulted in reduced outerwear and footwear orders from that key customer. We also compete with other companies for the production capacity of independent manufacturers that produce our products and for import quota capacity. Many of our competitors are significantly larger than us, have substantially greater financial, distribution, marketing and other resources than we have, and have achieved greater recognition for their products than we have. Increased competition may result in reductions in display areas in retail locations, reductions in sales, or reductions in our profit margins, any of which may have a material adverse effect on our results of operations and financial condition.

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

Our Success Depends on Our Use of Proprietary Rights

Our registered and common law trademarks have significant value and are important to our ability to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. From time to time, we discover products that are counterfeit reproductions of our products or that otherwise infringe on our proprietary rights. Counterfeiting activities typically increase as brand recognition increases, especially in markets outside the United States. Increased instances of counterfeit manufacture and sales of these products may adversely affect our sales and our brand and result in a shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. In markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to successfully challenge use of those rights by other parties. We also license our proprietary rights to third parties. Failure to choose appropriate licensees and licensed product categories may dilute or harm our brand image. Actions or decisions in the management of our intellectual property portfolio may affect the strength of the brand, which may in turn have a material adverse effect on our results of operations and financial condition.

Although we have not been materially inhibited from selling products in connection with trademark and trade dress disputes, as we extend our brand into new product categories and new product lines and expand the geographic scope of our marketing, we may become subject to litigation based on allegations of the infringement of intellectual property rights of third parties including third party trademark, copyright and patent rights. Future litigation also may be necessary to defend us against such claims or to enforce and protect our intellectual property rights. Any intellectual property litigation may be costly and may divert management’s attention from the operation of our business. Adverse determinations in any litigation may result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. This may have a material adverse effect on our results of operations and financial condition.

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

Our Success Depends on Our Information Systems

Our business is increasingly reliant on information technology. Information systems are used in all stages of our production cycle, from design to distribution and sales, and are used as a method of communication between employees, with our subsidiaries and liaison offices overseas, as well as with our customers. We also rely on our information systems to allocate resources and forecast operating results. System failures, breach of confidential information, or service interruptions may occur as the result of a number of factors, including computer viruses, hacking or other unlawful activities by third parties, disasters, or our failure to properly protect, repair, maintain, or upgrade our systems. Any breach or interruption of critical business information systems may have a material adverse affect on our results of operations and financial condition.

Our Success Depends on Our Growth Strategies

We face many challenges in implementing our growth strategies. For example, our expansion into international markets involves countries where we have little sales or distribution experience and where our brands are not yet widely known. Expanding our product categories involves, among other things, gaining experience with new brands and products, gaining consumer acceptance, and establishing and protecting intellectual property rights. Increasing sales to department stores and improving the sales productivity of our customers will each depend on various factors, including strength of our brand names, competitive conditions, our ability to manage increased sales and future expansion, the availability of desirable locations and the negotiation of terms with retailers. Future terms with customers may be less favorable to us than those under which we now operate. Large retailers in particular increasingly seek to transfer various costs of business to their vendors, such as the cost of lost profits from product price markdowns. Our strategy to open and operate additional outlet and first-line retail stores also involves many challenges and risks. The success of our retail initiative depends on our ability to adapt our internal processes to facilitate direct-to-consumer sales, to effectively manage retail store inventory, to hire, retain and train personnel capable of managing a retail operation, to identify and negotiate favorable terms for new retail locations, and to effectively manage construction and opening of stores in multiple locations.

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

We Depend on Independent Manufacturers

Our products are produced by independent manufacturers worldwide. We do not operate or own any production facilities. Although we enter into a number of purchase order commitments each season, we generally do not maintain long-term manufacturing contracts. Because of these factors, manufacturing operations may fail to perform as expected or our competitors may obtain production or quota capacities that effectively limit or eliminate the availability of these resources to us. If a manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary production or quota capacities, we may miss delivery deadlines, or incur additional costs, which may result in cancellation of orders, refusal to accept deliveries, a reduction in purchase prices, or increased costs, any of which may have a material adverse effect on our business. Reliance on independent manufacturers also creates quality control risks. A failure in our quality control program may result in diminished product quality, which may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse affect on our results of operations and financial condition. Finally, if a manufacturer violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, we may be subject to significant negative publicity, consumer demand for our products may decrease, and under some circumstances we may be subject to liability for the manufacturer’s practices, any of which may have a material adverse effect on our results of operations and financial condition.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Following is a summary of principal properties owned or leased by us.

Corporate Headquarters:	U.S. Distribution Facilities:
Portland, Oregon (1 location)—owned	Portland, Oregon (1 location)—owned
Canadian Operation (1):	Robards, Kentucky (1 location)—owned
Strathroy, Ontario (1 location)—leased	Europe Distribution Facility:
Cambrai, France (1 location)—owned

(1)	Lease expires in December 2011.

Item 3.	LEGAL PROCEEDINGS

From time to time in our normal course of business we are a party to various legal claims, actions and complaints. Currently, we do not have any pending litigation that we consider material.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A.	EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The following table sets forth our executive officers and certain key employees.

Name	Age	Position
Gertrude Boyle	83	Chairman of the Board (1)
Timothy P. Boyle	58	President, Chief Executive Officer, Director (1)
Patrick D. Anderson	50	Vice President and Chief Operating Officer, Assistant Secretary (1)
Kerry W. Barnes	56	Vice President of Retail
Peter J. Bragdon	45	Vice President and General Counsel, Secretary (1)
Sherrie M. Curtin	52	Vice President of Women’s and Youth Apparel
Thomas B. Cusick	40	Vice President and Corporate Controller
Daniel G. Hanson	49	Vice President of Marketing
Mark N. Koppes	45	Vice President of Men’s Apparel
Michael W. McCormick	45	Vice President of Sales (1)
Mark Nenow	50	Vice President of Footwear
Susan G. Popp	52	Vice President of Human Resources (1)
Mark J. Sandquist	48	Vice President of Apparel and Equipment (1)
Bryan L. Timm	44	Vice President and Chief Financial Officer, Treasurer (1)
William Tung	43	Vice President of International Sales and Operations (1)
Patrick J. Werner	52	Vice President of Global Apparel Manufacturing

(1)	These individuals are considered Executive Officers of Columbia.

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

Kerry W. Barnes joined Columbia in January 2007 as Vice President of Retail. From 2000 to 2006, Mr. Barnes served as the U.S. Director of Retail Stores for adidas AG. From 1981 to 2000, Mr. Barnes held various retail positions at Foot Locker, Inc. including Director of Outlet Sales and Regional Retail Vice President.

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

Sherrie M. Curtin joined Columbia in 1997 as Key Account Sales Manager and held various management positions in both the apparel sales and merchandising divisions until November 2006 when she was promoted to Vice President of Women’s and Youth Apparel. Prior to joining Columbia, Ms. Curtin held a merchandise management position at adidas AG from 1996 to 1997. From 1976 to 1996, Mrs. Curtin held various management positions in footwear and apparel for G. I. Joe’s, Inc.

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

Mark Nenow joined Columbia in May 2007 as Vice President of Footwear. From 2006 to 2007, Mr. Nenow served as Vice President of Global Footwear Merchandising at Brooks Sports. From 1995 to 2006, Mr. Nenow was at NIKE, Inc. where he held various product line management positions in the running and outdoor categories. Prior to his footwear career, Mark was a professional track and field athlete and held the American track record for the 10,000 meters from 1986 to 2003.

Susan G. Popp joined Columbia in April 1997 as Human Resources Manager and in May of 2004 was named Human Resources Director. In March 2006, Ms. Popp was named Vice President of Human Resources. Prior to joining Columbia, Ms. Popp held Human Resource positions at NIKE, Inc. from 1996 to 1997; at Avia from 1994 to 1996; and at Blue Cross and Blue Shield of Oregon from 1981 to 1993.

Mark J. Sandquist joined Columbia in March 1995 as Senior Merchandiser of Men’s and Women’s Sportswear and in August 2000 was named General Manager—Sportswear Merchandising. In July 2004, Mr. Sandquist was named Vice President of Apparel and Equipment. From 1985 to 1995, Mr. Sandquist held various management positions for Unionbay Sportswear.

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

Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol “COLM.” At February 15, 2008, we had approximately 184 shareholders of record.

Following are the quarterly high and low closing prices for our Common Stock for the years ended December 31, 2007 and 2006:

	HIGH	LOW	DIVIDENDS DECLARED
2007
First Quarter	$66.75	$54.69	$0.14
Second Quarter	$70.38	$62.50	$0.14
Third Quarter	$69.68	$55.31	$0.14
Fourth Quarter	$56.77	$43.55	$0.16

2006
First Quarter	$54.54	$45.35	—
Second Quarter	$57.31	$44.96	—
Third Quarter	$56.76	$43.60	—
Fourth Quarter	$61.32	$52.77	$0.14

Since the completion of our initial public offering in April 1998 through the third quarter of 2006, we did not declare any dividends. We declared our first quarterly dividend in November 2006. Our current dividend policy is dependent on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. For various restrictions on our ability to pay dividends, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 6 of Notes to Consolidated Financial Statements.

Performance Graph

The line graph below compares the cumulative total shareholder return of our Common Stock with the cumulative total return of the Standard & Poor’s (“S&P”) 400 MidCap Index, S&P 500 Index, S&P Small Cap 600 Index, Russell 3000 Textiles Apparel Manufacturers and the S&P 500 Textile (Apparel) Index for the period beginning December 31, 2002 and ending December 31, 2007. In 2007, we added the S&P 400 MidCap and Russell 3000 Textiles Apparel Manufacturers indices to the performance graph because we believe the companies included in these indices are more comparable to that of Columbia in terms of line of business and market capitalization. The graph assumes that $100 was invested on December 31, 2002, and that any dividends were reinvested.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Columbia Sportswear Company

Stock Price Performance

December 31, 2002—December 31, 2007

Total Return Analysis
	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Columbia Sportswear Co.	$100.00	$122.69	$134.20	$107.45	$125.69	$100.48
S&P 400 MidCap Index	$100.00	$135.53	$157.74	$177.48	$195.70	$211.26
S&P 500 Index	$100.00	$128.63	$142.59	$149.58	$173.01	$182.39
S&P SmallCap 600 Index	$100.00	$138.73	$170.08	$183.02	$210.62	$209.95
Russell 3000 Textiles Apparel Mfrs.	$100.00	$134.60	$170.06	$181.26	$229.82	$172.79
S&P 500 Textile (Apparel)	$100.00	$134.27	$174.38	$177.19	$220.43	$200.67

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding our securities authorized for issuance under equity compensation plans.

Item 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2007 have been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Accompanying Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Year Ended December 31,
	2007	2006 (1)	2005	2004	2003
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,356,039	$1,287,672	$1,155,791	$1,095,307	$951,786
Net income	144,452	123,018	130,736	138,624	120,121
Per Share of Common Stock Data:
Earnings per share:
Basic	$4.00	$3.39	$3.39	$3.44	$3.01
Diluted	3.96	3.36	3.36	3.40	2.96
Cash dividends per share	0.58	0.14	—	—	—
Weighted average shares outstanding:
Basic	36,106	36,245	38,549	40,266	39,953
Diluted	36,434	36,644	38,943	40,812	40,591

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$1,166,481	$1,027,289	$967,640	$947,625	$783,766
Long-term obligations, net of current maturities	61	136	7,414	12,636	16,335

(1)	Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, under which compensation expense is recognized in the Consolidated Statement of Operations for the fair value of employee stock-based compensation. Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, under APB Opinion No. 25, no compensation expense was recognized because the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of grant. We applied the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, as if the fair value method had been applied in measuring compensation expense. See Note 13 of Notes to Consolidated Financial Statements for further discussion.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2007, we reclassified our geographical net sales and segment reporting to reflect changes in our internal management and oversight structure as well as growth of the international distributor business. Net sales to international distributors, previously included as part of “Other International,” have been regrouped into either the new Europe, Middle-East and Africa (“EMEA”) or Latin America and Asia Pacific (“LAAP”) region, in accordance with the markets in which each respective distributor operates. Previously reported geographical net sales information for fiscal years 2006 and 2005 has been reclassified to reflect this change.

All references to years relate to the calendar year ended December 31 of the particular year.

Overview

Since our initial public offering in 1998, our net sales have steadily increased from $427.3 million in 1998 to $1,356.0 million in 2007, which equates to a compound annual growth rate of 13.7% for this period. Although we cannot predict future results with certainty, our long-term goal is to capitalize on global market opportunities for each of our key product categories. We are committed to our growth strategies of enhancing the channel productivity of our existing customers, leveraging our brands internationally, further developing our existing merchandise categories, increasing our penetration into the department store and specialty footwear channels and expanding the global awareness of our brands through license agreements. With our well-developed sourcing and distribution infrastructure and proven design and product development team, we believe that we are well positioned for future long-term growth.

Highlights for the year ended December 31, 2007 include the following:

•

Net sales increased $68.3 million, or 5%, to $1,356.0 million in 2007 from $1,287.7 million in 2006. Changes in foreign currency exchange rates compared with 2006 contributed two percentage points of consolidated net sales growth. Our sales growth was largely attributable to increased sales in LAAP, followed by the United States, EMEA and Canada. From a product category perspective, our sales growth was predominantly attributable to increased sales of sportswear. Sportswear sales continued to outpace outerwear sales as our largest product category representing $565.6 million, or 41.7%, of 2007 net sales.

•

Our backlog for the spring 2008 selling season remained constant at $414.4 million as of September 30, 2007 compared to $414.5 million for the comparable period in 2006. Changes in currency exchange rates compared with 2006 contributed three percentage points of consolidated backlog. Accordingly, without these currency exchange rates changes backlog would have declined. Geographically, spring orders increased in our Asia direct and International Distributor markets, and decreased in the United States and Europe direct. Global spring apparel orders remained flat, spring footwear orders decreased modestly and spring accessories and equipment orders increased modestly. Although we cannot predict with certainty any future results, our reported backlog is one indicator of our anticipated sales for the spring 2008 selling season. Many factors, however, could cause actual sales to differ materially from reported future order backlog. Moreover, our spring backlog is not indicative of, and should not be used in forecasting sales beyond the spring 2008 selling season.

•

For the year, gross profit increased 80 basis points to 42.8% in 2007 from 42.0% in 2006. This expansion was primarily due to several factors, including modest increases in our average selling prices on spring 2007 products, lower freight costs and favorable hedged currency rates. The favorable gross profit effect of these items was partially offset by increased sales of spring and fall close-out product and higher international distributor shipments, both at lower gross margins.

•

Selling, general and administrative expense increased $19.0 million, or 5%, to $385.8 million in 2007 from $366.8 million for the comparable period in 2006. This increase was primarily attributable to additional personnel-related costs to support our long-term growth strategies and higher depreciation expense related to major distribution projects partially offset by lower commission expense in the United States.

•

Net income increased 17% to $144.5 million in 2007 from $123.0 million in 2006, and diluted earnings per share increased $0.60 to $3.96 in 2007 from $3.36 in 2006. Net income was favorably affected by a lower effective tax rate in 2007 compared to 2006. Our effective tax rate was 30.6% in 2007 compared to 33.6% in 2006. The lower rate in 2007 was primarily the result of the favorable conclusion of various United States and European tax examinations and the geographic mix of taxable income.

•

In April 2004, our Board of Directors authorized the repurchase of $400 million of our common stock. Through December 31, 2007, we have repurchased approximately 6.6 million shares, at an aggregate purchase price of $316.1 million. The repurchase program does not obligate us to acquire any specific number of shares or acquire shares over any specified period of time.

Results of Operations

Net income increased $21.5 million, or 17%, to $144.5 million in 2007 from $123.0 million in 2006. Diluted earnings per share increased $0.60 to $3.96 in 2007 from $3.36 in 2006. Net income decreased $7.7 million, or 6%, to $123.0 million in 2006 from $130.7 million in 2005. Diluted earnings per share remained constant at $3.36 in 2006 and 2005.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Consolidated Statements of Operations:

	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.2	58.0	56.4

Gross profit	42.8	42.0	43.6
Selling, general and administrative expense	28.5	28.5	27.9
Net licensing income	(0.4)	(0.5)	(0.4)

Income from operations	14.7	14.0	16.1
Interest income (expense), net	0.6	0.4	0.4

Income before income tax	15.3	14.4	16.5
Income tax expense	4.6	4.8	5.2

Net income	10.7%	9.6%	11.3%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales:    Consolidated net sales increased $68.3 million, or 5%, to $1,356.0 million in 2007 from $1,287.7 million in 2006. Changes in foreign currency exchange rates compared with 2006 contributed two percentage points of consolidated net sales growth.

Increased net sales were realized in each major geographic region in which we operate, led by LAAP, followed by the United States, EMEA and Canada. By product category, increased net sales were led by sportswear, followed by footwear, accessories and equipment, while sales of outerwear remained essentially flat. Sales growth was primarily the result of an increase in the quantity of units sold in each geographic region.

Sales by Product Category

Net sales from sportswear increased $56.5 million, or 11%, to $565.6 million in 2007 from $509.1 million in 2006. As a result of continued strength in our sportswear business, it remained our largest product category, representing 41.7% of total sales. We primarily attribute the increase in sportswear sales to higher sales in the United States, followed by EMEA, LAAP and Canada. The increase in sportswear sales was driven by a broader assortment of products, competitive pricing and related consumer demand, particularly fleece sweaters, knitted and woven tops and pants.

Net sales from outerwear increased $1.1 million, or less than 1%, to $497.6 million in 2007 from $496.5 million in 2006. We primarily attribute the increase in outerwear sales to an increase in sales in LAAP, followed by Canada, while sales of outerwear decreased in EMEA and the United States. Outerwear sales growth was driven by increased sales of our Columbia and Mountain Hardwear brands across all regions, except EMEA direct. Growth in Columbia brand outerwear sales in the United States was largely offset by a significant decrease in Pacific Trail outerwear sales. The decrease in outerwear sales in EMEA direct was primarily due to the extended periods of unseasonably warm weather conditions throughout Western Europe during the fall and winter seasons of 2006, which resulted in lower pre-season orders from retailers for the 2007 fall season.

Net sales from footwear increased $7.7 million, or 4%, to $227.4 million in 2007 from $219.7 million in 2006. Footwear sales growth was led by LAAP, followed by EMEA and Canada, while sales of footwear decreased in the United States. We primarily attribute the increase in international footwear sales to higher sales of men’s and women’s spring footwear to key international distributor markets in the LAAP and EMEA regions. The decrease in footwear sales in the United States was primarily due to higher than average volumes of fall 2006 Columbia and Sorel cold weather footwear product remaining in inventories at retailers resulting in lower orders from those retailers for fall 2007 products.

Net sales from accessories and equipment increased $3.0 million, or 5%, to $65.4 million in 2007 from $62.4 million in 2006. Accessories and equipment sales growth was led by LAAP, followed by the United States and EMEA, partially offset by a decrease in net sales in Canada. The increase in sales of accessories and equipment in our LAAP region was primarily related to expanded distribution and increased consumer demand.

Sales by Geographic Region

Net sales in the United States increased $15.2 million, or 2%, to $767.2 million in 2007 from $752.0 million in 2006. The increase in net sales in the United States was attributable to increased sales of sportswear, followed by accessories and equipment, while sales of footwear and outerwear decreased. Sportswear sales growth was primarily attributable to strong sales of fleece and sweaters. Growth in sales of Columbia brand outerwear was largely offset by a significant decrease in Pacific Trail outerwear sales. The decrease in footwear sales was primarily due to higher than average volumes of fall 2006 Columbia and Sorel cold weather footwear product remaining in inventories at retailers resulting in lower orders from those retailers for fall 2007 products and to a lesser degree, a decrease in Montrail footwear sales.

Net sales in the EMEA region increased $14.4 million, or 5%, to $287.0 million in 2007 from $272.6 million in 2006. Changes in foreign currency exchange rates compared with 2006 contributed six percentage points of EMEA net sales growth. The increase in net sales in the EMEA region was led by sportswear, followed by footwear and accessories and equipment, partially offset by a decrease in outerwear sales. Our EMEA direct business was negatively affected by extended periods of unseasonably warm weather conditions throughout Western Europe during the fall and winter seasons of 2006, which resulted in lower pre-season orders from retailers buying less outerwear for the 2007 fall season. EMEA direct net sales decreased as the result of decreased sales in the United Kingdom, Italy and Spain. In response to business challenges in EMEA direct, we reorganized our European management team in the second half of 2007 and reestablished strong connections between our European and U.S. product teams to ensure more direction and interaction as we realign our European product assortments with consumers’ expectations. Our EMEA distributor business growth was largely the result of increased sales of outerwear, sportswear and footwear by our distributor in Russia.

Net sales in the LAAP region increased $32.8 million, or 23%, to $175.7 million in 2007 from $142.9 million in 2006. Changes in foreign currency exchange rates compared with 2006 contributed one percentage point of LAAP net sales growth. Sales growth in the LAAP region was led by our LAAP distributor business, followed by our Korea and Japan businesses. Sales growth was led by footwear, followed by sportswear, outerwear and accessories and equipment. Sales growth by our LAAP distributors was largely the result of increased sales by our distributor in China, primarily due to increased sales of footwear. The increase in Korea sales resulted from the opening of new stores and continued growth of Columbia outerwear sales. Japan sales growth resulted from more favorable weather during the fourth quarter of 2007 as well as increased sales from our own retail channel.

Net sales in Canada increased $5.9 million, or 5%, to $126.1 million in 2007 from $120.2 million in 2006. Changes in foreign currency exchange rates compared with 2006 contributed five percentage points of Canada’s net sales growth. Sales growth was led by sportswear, followed by outerwear and footwear, while sales of accessories and equipment decreased. Cold weather conditions during the fourth quarter of 2007 resulted in a higher volume of close-out product sales compared to the same period in 2006.

Gross Profit:    Gross profit as a percentage of net sales increased to 42.8% in 2007 from 42.0% in 2006. We primarily attribute the increase in gross profit margin to modest increases in our average selling prices on spring 2007 products, lower freight costs and favorable hedged currency rates. The favorable gross profit effect of these items was partially offset by increased sales of spring and fall close-out product and higher international distributor shipments, both at lower gross margins.

Improvement in foreign currency hedge rates for our spring and fall 2007 selling seasons favorably affected our gross profit. Since our global supply of inventory is generally purchased with U.S. dollars, the gross profit of our direct international businesses is partially dependent on the valuation of the U.S. dollar. For our spring and fall 2007 selling seasons, the hedge rates for our European and Canadian direct businesses improved from our spring and fall 2006 selling seasons.

An increase in 2007 close-out product sales at lower gross margins compared to 2006 had a negative effect on our consolidated gross profits. We primarily attribute this increase to elevated close-out sales levels in 2007, due to unseasonably cool weather conditions in the early part of the spring season in the United States and earlier shipments of fall 2007 close-outs compared to 2006.

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

SG&A expense increased $19.0 million, or 5%, to $385.8 million in 2007 from $366.8 million in 2006. Selling expenses decreased $1.6 million, or 1%, while general and administrative expenses increased $20.6 million, or 8%. As a percentage of net sales, SG&A remained flat at 28.5% for 2007 and 2006.

Selling expenses, including commissions and advertising, decreased to 8.3% of net sales for 2007 from 8.9% of net sales for 2006. We largely attribute the decrease in selling expenses as a percentage of net sales to reduced commission rates in the United States and changes to our sales agency structures in Europe as well as lower advertising expenses, offset by increased promotional spending and sample costs.

The increase in general and administrative expenses primarily resulted from an increase in depreciation expense and personnel related costs. Depreciation and amortization included in general and administrative expenses totaled $29.3 million for 2007 compared to $22.5 million for 2006. The increase in depreciation expense is primarily related to the Portland and Cambrai distribution center projects. The increase in personnel related costs was to support our growth initiatives.

Net Licensing Income:    We derive licensing income from income that we earn through licensing our trademarks across a range of categories that complement our current product offerings. Products distributed by our licensees in 2007 included socks, leather accessories, bicycles, camping gear, eyewear, insulated products including soft-sided coolers, leather outerwear, performance base layer, watches, home furnishings and other accessories.

Net licensing income decreased $0.3 million, or 5%, to $5.2 million in 2007 from $5.5 million in 2006. Licensing income in 2007 was led by Columbia licensed socks, followed by licensed leather accessories, bicycles, camping gear, and eyewear.

Interest Income and Expense:    Interest income was $9.0 million in 2007 compared to $6.8 million in 2006. The increase in interest income was primarily due to a higher combined cash equivalents and short-term investments balance compared to the same period in 2006. Interest expense decreased to $0.1 million in 2007 from $1.2 million in 2006. We primarily attribute the decrease in interest expense to a reduction in notes payable.

Income Tax Expense:    Our provision for income taxes increased to $63.6 million in 2007 from $62.3 million in 2006. This increase resulted from higher net income before tax offset by a decrease in our effective income tax rate to 30.6% in 2007 compared to 33.6% in 2006. The lower rate in 2007 was primarily the result of the favorable conclusion of various United States and European tax examinations and the geographic mix of taxable income.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales:    Consolidated net sales increased $131.9 million, or 11%, to $1,287.7 million in 2006 from $1,155.8 million in 2005. Changes in foreign currency exchange rates compared with 2005 contributed less than one percentage point of consolidated net sales growth.

Increased net sales were realized in each major geographic region in which we operate, led by the United States, followed by EMEA, LAAP and Canada. By product category, increased net sales were led by sportswear, followed by outerwear, footwear and accessories and equipment. Sales growth was primarily the result of an increase in the quantity of units sold in each geographic region and product category.

Sales by Product Category

Net sales from sportswear increased $58.8 million, or 13%, to $509.1 million in 2006 from $450.3 million in 2005. As a result of continued strength in our sportswear business, sportswear remained our largest product category, representing 39.5% of total sales. We primarily attribute the increase in sportswear sales to an increase in sales in the United States, followed by EMEA, LAAP and Canada. The increase in sportswear sales was driven by continued growth in the United States resulting from a broader assortment of products, competitive pricing and related consumer demand for our sportswear products, particularly knitted and woven tops, pants and fleece sweaters.

Net sales from outerwear increased $56.5 million, or 13%, to $496.5 million in 2006 from $440.0 million in 2005. We primarily attribute the increase in outerwear sales to an increase in sales in the United States, followed by EMEA, LAAP and Canada. Outerwear unit sales growth in the United States was the result of an expanded line of outerwear styles for the Columbia brand as well as sales resulting from our acquisition of the Pacific Trail brand. We expanded our Fall 2006 Columbia outerwear product line due to increased global competition. International outerwear sales growth was attributable to continued strength in certain key international distributor markets and our ability to capitalize on our expanded Fall 2006 product line.

Net sales from footwear increased $8.5 million, or 4%, to $219.7 million in 2006 from $211.2 million in 2005. Footwear sales growth was led by EMEA, followed by LAAP, while sales of footwear decreased in Canada and the United States. Our footwear unit sales growth was driven by incremental sales of Montrail-branded footwear. Excluding sales of Montrail footwear, footwear sales were adversely affected by undifferentiated product in our Columbia footwear product line coupled with a highly competitive outdoor footwear market and warm global weather conditions, which had a negative effect on sales of cold weather footwear.

Net sales from accessories and equipment increased $8.1 million, or 15%, to $62.4 million in 2006 from $54.3 million in 2005. The increase in accessories and equipment sales was the result of increased sales in all major geographic regions. Accessories and equipment sales growth was led by the United States, followed by LAAP, EMEA and Canada. We primarily attribute this growth to increased sales of bags and packs, which we began to directly produce and sell beginning in 2006.

Sales by Geographic Region

Net sales in the United States increased $75.1 million, or 11%, to $752.0 million in 2006 from $676.9 million in 2005. The increase in net sales in the United States was attributable to increased sales of sportswear, followed by outerwear and accessories and equipment sales, while sales of footwear decreased. Sales growth in the United States was the result of an expanded product line for outerwear and sportswear as well as increased sales within most of our distribution channels, particularly the department store, outdoor and sports specialty channels. Sales growth in the United States was also attributable to sales of Pacific Trail outerwear and Montrail footwear which were $22.4 million and $14.0 million, respectively.

Net sales in the EMEA region increased $29.4 million, or 12%, to $272.6 million in 2006 from $243.2 million in 2005. The percentage increase in EMEA sales was not affected by changes in currency exchange rates. Sales growth in the EMEA region was led by our EMEA direct business followed by our EMEA distributor business. By product category, sales growth was led by outerwear, followed by sportswear, footwear and accessories and equipment. EMEA direct sales increased primarily as the result of increased sales in Switzerland, France and Italy while sales in other key markets including Spain, Germany and the United Kingdom decreased. Sales growth in Switzerland was partially attributable to the acquisition of our distributor in Switzerland, Tecnisport SA, in July 2005. Partially offsetting that growth, our EMEA direct business was negatively affected by competitive pressures coupled with a key customer’s decision to expand its private label program, which resulted in reduced outerwear and footwear orders from that key customer. Warm weather conditions throughout Europe during the third and fourth quarters also affected Europe sales unfavorably. Growth in our EMEA distributor business was the result of increased sales by our distributor in Russia.

Net sales in the LAAP region increased $22.0 million, or 18%, to $142.9 million in 2006 from $120.9 million in 2005. The percentage increase in LAAP sales was not affected by changes in currency exchange rates.

Sales growth in the LAAP region was led by our LAAP distributor business, followed by our Korea and Japan businesses. Sales growth was led by outerwear, followed by sportswear, footwear and accessories and equipment. Sales growth by our LAAP distributors was largely the result of increased sales by our distributor in China. The increase in Korea sales resulted from the opening of new stores and continued sales growth attributable to the Mountain Hardwear brand. Japan sales growth resulted from continued consumer demand for Columbia-brand products through key distribution channels, particularly sports chains, and increased sales through our own retail channel.

Net sales in Canada increased $5.4 million, or 5%, to $120.2 million in 2006 from $114.8 million in 2005. Changes in foreign currency exchange rates compared with 2005 contributed seven percentage points of Canada’s net sales growth. Sales growth was led by sportswear, followed by outerwear and accessories and equipment, while sales of footwear decreased. Sales growth in Canada was largely due to increased sales within the department store and sports specialty channels. Warm weather conditions, primarily in eastern Canada, during the third and fourth quarters negatively affected cold weather apparel and footwear shipments.

Gross Profit:    Gross profit as a percentage of net sales decreased to 42.0% in 2006 from 43.6% in 2005. We primarily attribute the decrease in gross profit margin to increased competition and inefficiencies in our fall 2006 product line, lower gross margins on Pacific Trail and Montrail shipments and various other less significant items, including stock-based compensation expense, European anti-dumping duties imposed on Chinese and Vietnamese footwear imports and certain international promotional campaigns. The negative gross margin effect of these items was partially offset by a reduction in sales of close-out products.

The most significant factor that adversely affected our 2006 gross profit margins was increased competition in the United States and EMEA direct. As a result of these competitive pressures, we broadened our product assortment, resulting in sourcing inefficiencies, and more competitively priced our Fall 2006 products, both of which negatively affected our 2006 gross profit margins.

A decrease in 2006 close-out sales at higher gross margins compared to 2005 had a favorable effect on our consolidated gross profits. This decrease is partially attributable to elevated close-out sales levels in 2005 due to unseasonably cool weather conditions in the early part of the spring season in the United States.

Our gross profits may not be comparable to those of other companies in our industry because some include all of the costs related to their distribution network in cost of sales. We, like others, have chosen to include these expenses as a component of selling, general and administrative expense.

Selling, General and Administrative Expense:    SG&A expense increased $44.6 million, or 14%, to $366.8 million in 2006 from $322.2 million in 2005. Selling expenses increased $2.8 million, or 3%, while general and administrative expenses increased $41.8 million, or 20%. As a percentage of net sales, SG&A increased to 28.5% for 2006 from 27.9% for 2005. Selling expenses, including commissions and advertising, decreased to 8.9% of net sales for 2006 from 9.7% of net sales for 2005. We attribute the decrease in selling expenses as a percentage of net sales to lower sales commissions and other promotional expenses. The decrease in sales commissions was largely attributable to our decision to hire an internal sales staff in certain key European markets.

The increase in general and administrative expenses primarily resulted from an increase in personnel-related costs. We attribute the increase in personnel costs to stock-based compensation expense of $9.1 million and increased personnel costs in the United States and EMEA direct. The increased personnel costs in the United States were partially a result of our acquisition of the Montrail and Pacific Trail brands while the increased EMEA direct headcount was attributable to our decision to hire an internal sales staff for certain key European markets as well as increased merchandising and administrative personnel. Depreciation and amortization included in general and administrative expenses totaled $22.5 million for 2006 compared to $22.7 million for 2005.

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

Business Strategy and Outlook

Our business, like other branded consumer product companies, is heavily dependent upon discretionary consumer spending patterns. Our net sales volumes are affected in the near-term by macro-economic forces that cause fluctuations in those patterns and the resulting actions of our wholesale customers. In the second half of 2007, several macro-economic trends emerged in the U.S. that appear to be causing a general slowing of retail sales, particularly in the department and specialty store channels that represent the largest proportion of our sales. A growing number of leading economists are predicting a U.S. recession commencing sometime in 2008. U.S. recessions have sometimes triggered or worsened recessions in other key European and Asian markets in which we operate. In the past, economic trends of this nature have often resulted in our wholesale customers taking a more cautious approach when placing advance orders for seasonal products.

Although we cannot yet predict how the current economic environment will affect our wholesale customers’ orders for fall 2008, the bulk of which we will receive by March 31, 2008, we have chosen to invest in two strategies: a demand creation strategy and a retail expansion strategy.

Our demand creation strategy is designed to stimulate increased consumer demand. This strategy includes increased levels of integrated marketing activities, including expanded print, television, outdoor and Internet advertising; enhanced in-store displays and merchandising techniques executed in partnership with various wholesale customers; and increased public relations and other brand communications focusing on what we believe are our superior apparel and footwear technologies, performance features and styling. We can, to some degree, adjust the amount of our demand creation spending in response to the volume of fall 2008 bookings we receive from our wholesale customers. We believe however, that increasing this spending over prior year levels will stimulate consumer demand, enhance our brand equity, grow our market share and be accretive to earnings in the long-term.

Our retail expansion strategy is designed to improve inventory management and distribution of excess and end-of-season products in the U.S. with minimal disruption to our wholesale distribution channels. This strategy involves opening approximately 15 new outlet stores in key U.S. outlet centers in each of the next few years, building on our base of existing outlet stores. In addition, we plan to open several new first-line retail stores for our brands in key metropolitan markets in order to provide a comprehensive environment to communicate key marketing initiatives, breadth of assortments and expert service levels expected from demanding consumers. We have signed leases for several new outlet locations and we are in various stages of negotiations on the remaining new outlet locations for 2008. We expect to open all 15 new 2008 outlet locations by mid-November in anticipation of the 2008 holiday shopping season. We have not signed any leases for new first-line stores but we are in various stages of exploration and negotiation on several locations. The timing of opening our new first-line stores is dependent upon successfully concluding our explorations and negotiations.

We expect our expanded retail initiative, coupled with our planned increases in marketing and advertising during a period of uncertain consumer trends, will negatively affect our operating income and may preclude us from achieving operating margin leverage or increased profitability in 2008 compared with 2007. However, we expect these investments to establish sustainable platforms that will support improved long-term growth and profitability.

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and for the continued growth of the business. We financed our operations for the year ended December 31, 2007 primarily through cash provided by operating activities. At December 31, 2007, we had total cash and cash equivalents of $192.0 million compared to $64.9 million at December 31, 2006. Cash provided by operating activities was $124.5 million in 2007 compared to $157.1 million in 2006. The decrease in cash provided by operating activities was the result of a higher level of inventory to support our outlet store expansion plan, higher levels of carryover, core and replenishment inventory, and to early spring inventory receipts to support our product marketing initiatives.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash provided by investing activities was $41.5 million in 2007 compared to net cash used in investing activities of $81.1 million in 2006. In 2007, our investing activities primarily consisted of the net sales of short-term investments of $73.7 million partially offset by capital expenditures of $34.3 million. Capital expenditures in 2007 consisted of approximately $10 million in maintenance capital expenditures and $24 million for other capacity and growth initiatives. In 2006, our investing activities primarily consisted of $50.9 million used for capital expenditures and $33.7 million used for the acquisitions of Montrail and Pacific Trail, net of $1.7 million provided by the sale of the acquired Dockers licenses. Capital expenditures in 2006 mostly related to the expansion of our distribution center in Cambrai, France and the upgrade of our distribution center in Portland, Oregon.

Cash used in financing activities was $40.4 million in 2007 and $113.4 million in 2006. In 2007, net cash used in financing activities included the repurchase of common stock at an aggregate price of $31.8 million, payment of dividends of $20.9 million, the net repayments of notes payable of $3.6 million, partially offset by the proceeds from the issuance of common stock under employee stock plans of $14.2 million. In 2006, net cash used in financing activities included the repurchase of common stock at an aggregate price of $75.5 million, the net repayments of notes payable of $42.9 million and of long-term debt of $13.8 million and payment of a dividend of $5.0 million, partially offset by the proceeds from the issuance of common stock under employee stock plans of $21.7 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $50 million to $125 million, of which $25 million to $100 million is committed. At December 31, 2007, no balance was outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $121.9 million at December 31, 2007, of which $4.3 million is designated as a European customs guarantee. At December 31, 2007, no balance was outstanding under these lines of credit.

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

The following table presents our estimated contractual commitments (in thousands):

	Year ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total
Installment payments (1)	$185	$61	$—	$—	$—	$—	$246
Product purchase obligations (2)	148,835	—	—	—	—	—	148,835
Operating leases (3):
Non-related parties	14,371	11,799	9,529	7,875	7,019	41,349	91,942
Related party	583	583	583	583	—	—	2,332

We have recorded FIN 48 liabilities in our Consolidated Balance Sheet at December 31, 2007 of approximately $21.3 million; however, they have not been included in the table above because we are uncertain as to if or when such amounts may be settled. See Note 10 of Notes to Consolidated Financial Statements.

(1)	Installment payments consist of purchase obligations made in the ordinary course of business for non-product purchases. The amounts represent the minimum payments required, including any imputed interest, by contracts and agreements.
(2)	Product purchase obligations consist of open production purchase orders for sourced apparel, footwear, equipment and accessories, and materials used to manufacture apparel. The reported amounts exclude product purchase liabilities included in accounts payable on the Consolidated Balance Sheet at December 31, 2007.
(3)	Operating lease obligations include retail space operating leases, which often include real estate taxes, insurance, common area maintenance (“CAM”), and other costs in addition to base rent. Operating lease obligations listed above do not include real estate taxes, insurance, CAM, and other costs for which we are obligated. Total expense related to real estate taxes, insurance, CAM, and other costs related to these leases for the year ended December 31, 2007 was $0.8 million and is included in SG&A expense on the Consolidated Statement of Operations. These operating lease commitments are not reflected on the Consolidated Balance Sheet.

Off-Balance Sheet Arrangements

We maintain unsecured and uncommitted lines of credit with a combined limit of $150.0 million at December 31, 2007, available for issuing letters of credit. At December 31, 2007, we had letters of credit outstanding of $13.7 million issued for purchase orders for inventory.

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

The fair value of our hedging contracts was unfavorable by approximately $3.1 and $0.9 million at December 31, 2007 and 2006, respectively. A 10% change in the Euro, Japanese yen and Canadian dollar exchange rates would have resulted in the fair value fluctuating approximately $9.8 million at December 31, 2007 and $8.9 million at December 31, 2006. Changes in fair value, resulting from foreign exchange rate fluctuations, would be substantially offset by the change in value of the underlying hedged transactions.

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We did not have any long-term debt obligations at December 31, 2007 or 2006. We have cash flow exposure on our committed and uncommitted bank lines of credit because interest on those lines floats and is based on LIBOR and other interest rate indices. At December 31, 2007, our bank lines of credit did not have a balance. At December 31, 2006, our bank lines of credit had a $3.5 million balance, and thus no material interest rate exposure existed.

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

In some countries outside of the United States where title passes upon receipt by the customer, predominantly where we sell directly in Western Europe, precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based on historical and expected delivery times by geographic location. We periodically test the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to seven days. To date, we have found these estimates to be materially accurate.

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenues in the period in which we make such a determination. Over the three year period ended December 31, 2007, our actual annual sales returns and miscellaneous claims from customers were less than two percent of net sales.

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

As allowed under SFAS No. 123R, we estimate stock-based compensation for stock options granted using the Black-Scholes option-pricing model, which requires various highly subjective assumptions, including volatility and expected option life. In addition, pursuant to SFAS No. 123R, we estimate forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was our previous method. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from the expense recorded in the current period. See Note 13 of Notes to Consolidated Financial Statements for additional details.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, Business Combinations. This Statement replaces SFAS No. 141 and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This standard permits us to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

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

In July 2006, the FASB issued FIN 48. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted in the first quarter of 2007. The cumulative effect of adopting FIN 48 is recorded in retained earnings. See Note 10 of Notes to Consolidated Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Columbia Sportswear Company

Portland, OR

We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the consolidated financial statement schedule listed on the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Sportswear Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standard, No. 123(R), Share-Based Payment effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Portland, OR

February 28, 2008

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$191,950	$64,880
Short-term investments	81,598	155,170
Accounts receivable, net (Note 2)	300,506	285,858
Inventories, net (Note 4)	265,874	212,323
Deferred income taxes (Note 10)	31,169	26,740
Prepaid expenses and other current assets	14,567	12,713

Total current assets	885,664	757,684

Property, plant, and equipment, net (Note 5)	210,450	199,426
Intangibles and other non-current assets (Note 2)	53,094	52,681
Goodwill (Note 2)	17,273	17,498

Total assets	$1,166,481	$1,027,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable (Note 6)	$—	$3,540
Accounts payable	95,412	88,107
Accrued liabilities (Note 7)	62,549	63,632
Income taxes payable (Note 10)	7,436	31,523
Deferred income taxes (Note 10)	949	948
Other (Note 8)	185	159

Total current liabilities	166,531	187,909

Other long-term liabilities (Note 8)	2,198	883
Deferred income taxes (Note 10)	8,968	7,794
Income taxes payable (Note 10)	18,663	—

Total liabilities	196,360	196,586

Commitments and contingencies (Note 12)

Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 35,824 and 35,998 issued and outstanding (Note 9)	17,004	24,370
Retained earnings (Note 9)	895,476	771,939
Accumulated other comprehensive income (Note 15)	57,641	34,394

Total shareholders’ equity	970,121	830,703

Total liabilities and shareholders’ equity	$1,166,481	$1,027,289

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net sales	$1,356,039	$1,287,672	$1,155,791
Cost of sales	776,288	746,617	652,036

Gross profit	579,751	541,055	503,755
Selling, general, and administrative expenses	385,769	366,768	322,197
Net licensing income	(5,157)	(5,486)	(4,408)

Income from operations	199,139	179,773	185,966
Interest income	(9,040)	(6,773)	(6,381)
Interest expense	152	1,211	1,492

Income before income tax	208,027	185,335	190,855
Income tax expense (Note 10)	63,575	62,317	60,119

Net income	$144,452	$123,018	$130,736

Earnings per share:
Basic	$4.00	$3.39	$3.39
Diluted	3.96	3.36	3.36
Weighted average shares outstanding (Note 14):
Basic	36,106	36,245	38,549
Diluted	36,434	36,644	38,943

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash provided by (used in) operating activities:
Net income	$144,452	$123,018	$130,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,338	23,547	23,546
Loss on disposal of property, plant, and equipment	237	705	284
Deferred income tax benefit	(3,093)	(5,674)	(1,385)
Stock-based compensation	7,260	10,120	—
Tax benefit from employee stock plans	3,031	4,147	4,634
Excess tax benefit from employee stock plans	(1,811)	(2,148)	—
Other	—	302	—
Changes in operating assets and liabilities:
Accounts receivable	(3,093)	4,259	(24,815)
Inventories	(46,010)	(15,448)	(22,873)
Prepaid expenses and other current assets	(1,355)	(898)	77
Intangibles and other assets	592	(905)	60
Accounts payable	3,699	5,374	16,934
Accrued liabilities	(4,400)	3,323	(338)
Income taxes payable	(5,325)	7,390	8,357

Net cash provided by operating activities	124,522	157,112	135,217

Cash provided by (used in) investing activities:
Purchases of short-term investments	(305,769)	(346,615)	(223,820)
Sales of short-term investments	379,460	350,520	224,950
Capital expenditures	(34,289)	(50,909)	(36,542)
Acquisitions, net of cash acquired	—	(35,377)	(1,631)
Proceeds from sale of licenses	—	1,700	—
Proceeds from sale of property, plant, and equipment	32	106	68
Other liabilities	2,111	(559)	(551)

Net cash provided by (used in) investing activities	41,545	(81,134)	(37,526)

Cash provided by (used in) financing activities:
Proceeds from notes payable	30,651	43,585	57,600
Repayments on notes payable	(34,276)	(86,531)	(17,825)
Proceeds from long-term debt	—	—	1,025
Repayment on long-term debt and other long-term liabilities	(22)	(13,759)	(6,615)
Proceeds from issuance of common stock	14,162	21,712	10,770
Excess tax benefit from employee stock plans	1,811	2,148	—
Cash dividends paid	(20,915)	(5,026)	—
Repurchase of common stock	(31,819)	(75,490)	(165,767)

Net cash used in financing activities	(40,408)	(113,361)	(120,812)

Net effect of exchange rate changes on cash	1,411	1,172	(5,811)

Net increase (decrease) in cash and cash equivalents	127,070	(36,211)	(28,932)
Cash and cash equivalents, beginning of year	64,880	101,091	130,023

Cash and cash equivalents, end of year	$191,950	$64,880	$101,091

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$148	$1,329	$1,525
Cash paid during the year for income taxes	73,293	58,651	48,951
Supplemental disclosures of non-cash financing activities:
Assumption of debt from property acquisition	$—	$—	$3,075
Assumption of Montrail debt	—	5,833	—

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2005	40,126	$164,317	$573,988	$41,945		$780,250
Components of comprehensive income:
Net income	—	—	130,736	—	$130,736	130,736
Foreign currency translation adjustment	—	—	—	(20,482)	(20,482)	(20,482)
Unrealized holding gain on derivative transactions, net	—	—	—	3,499	3,499	3,499

Comprehensive income	—	—	—	—	$113,753	—

Exercise of employee stock options	382	9,679	—	—		9,679
Tax benefit from stock plans	—	4,634	—	—		4,634
Employee stock purchase program	25	1,091	—	—		1,091
Repurchase of common stock	(3,670)	(165,767)	—	—		(165,767)

Reserve for tax benefit from IPO underwriting expenses	—	(850)	—	—		(850)

BALANCE, DECEMBER 31, 2005	36,863	$13,104	$704,724	$24,962		$742,790
Components of comprehensive income:
Net income	—	—	123,018	—	$123,018	123,018
Cash dividends ($0.14 per share)	—	—	(5,026)	—	—	(5,026)
Foreign currency translation adjustment	—	—	—	11,167	11,167	11,167
Unrealized holding loss on derivative transactions, net	—	—	—	(1,735)	(1,735)	(1,735)

Comprehensive income	—	—	—	—	$132,450	—

Exercise of employee stock options	682	21,712	—	—		21,712
Tax benefit from stock plans	—	4,147	—	—		4,147
Stock-based compensation expense	—	10,120	—	—		10,120
Repurchase of common stock	(1,547)	(24,713)	(50,777)	—		(75,490)

BALANCE, DECEMBER 31, 2006	35,998	$24,370	$771,939	$34,394		$830,703
Components of comprehensive income:
Net income	—	—	144,452	—	$144,452	144,452
Cash dividends ($0.58 per share)	—	—	(20,915)	—	—	(20,915)
Foreign currency translation adjustment	—	—	—	25,394	25,394	25,394
Unrealized holding loss on derivative transactions, net	—	—	—	(2,147)	(2,147)	(2,147)

Comprehensive income	—	—	—	—	$167,699	—

Issuance of common stock under employee stock plans, net	416	14,162	—	—		14,162
Tax benefit from stock plans	—	3,031	—	—		3,031
Stock-based compensation expense	—	7,260	—	—		7,260
Repurchase of common stock	(590)	(31,819)	—	—		(31,819)

BALANCE, DECEMBER 31, 2007	35,824	$17,004	$895,476	$57,641		$970,121

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION

Nature of the business:

Columbia Sportswear Company is a global leader in the design, manufacture, marketing and distribution of active outdoor apparel, including outerwear, sportswear, footwear, and related accessories and equipment.

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

Reclassifications:

Certain immaterial reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

Dependence on key suppliers:

The Company’s products are produced by independent manufacturers worldwide. For 2007, the Company sourced nearly all of its products outside the United States, principally in the Far East. The Company’s four largest factory groups accounted for approximately 14% of the Company’s total global production for 2007 and another company produced substantially all of the zippers used in the Company’s products. From time to time, the Company has had difficulty satisfying its raw material and finished goods requirements. Although the Company believes that it can identify and qualify additional factories to produce these products, the unavailability of some existing manufacturers for supply of these products may have a material adverse effect on the Company.

Concentration of credit risk:

The Company had one customer in its Canadian segment that accounted for approximately 12.4% and 10.8% of accounts receivable outstanding at December 31, 2007 and 2006, respectively.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents:

Cash and cash equivalents are stated at cost and include investments with maturities of three months or less at the date of acquisition. At December 31, 2007 and 2006, cash and cash equivalents were $191,950,000 and $64,880,000, respectively, primarily consisting of money market funds and certificates of deposit.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments:

Short-term investments at December 31, 2007 consisted of variable rate demand notes and obligations. Short-term investments at December 31, 2006 consisted of variable rate demand notes and obligations and municipal auction rate notes. Variable rate demand notes and obligations and municipal auction rate notes generally mature up to 30 years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method. The Company has no investments considered to be trading securities. The carrying value of available-for-sale securities approximates fair market value due to their short-term interest rate reset periods. At December 31, 2006, short-term investments included $20,000,000 of variable rate demand notes and obligations and municipal auction rate notes that had been redeemed as of a trade date on or before December 31, 2006, but continued to accrue interest until cash settled in January 2007. At December 31, 2007, short-term investments did not include any such variable rate demand notes and obligations or municipal auction rate notes.

Accounts receivable:

Accounts receivable have been reduced by an allowance for doubtful accounts. A summary of the allowance for doubtful accounts for the years ended December 31 is as follows (in thousands):

	2007	2006	2005
Balance at beginning of period	$6,732	$7,340	$7,825
Provision for allowance for doubtful accounts	1,869	409	1,158
Deductions to the allowance	(1,232)	(1,017)	(1,643)

Balance at end of period	$7,369	$6,732	$7,340

Inventories:

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventories for excess, close-out or slow moving items and makes provisions as necessary to properly reflect inventory value.

Property, plant, and equipment:

Property, plant, and equipment are stated at cost. Depreciation of buildings, machinery and equipment, furniture and fixtures and amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets. The principal estimated useful lives are: land improvements, 15 years; building and improvements, 15-30 years; machinery and equipment, 3-5 years; and furniture and fixtures, 3-10 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the remaining term of the underlying lease.

The interest-carrying costs of capital assets under construction are capitalized based on the Company’s weighted average borrowing rates. Capitalized interest was $0, $642,000 and $351,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets:

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	December 31, 2007		December 31, 2006
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,603	$(556)	$1,603	$(381)

Intangible assets not subject to amortization:
Trademarks and trade names	$46,771		$46,771
Goodwill	17,273		17,498

	$64,044		$64,269

Patents are subject to amortization over the lesser of 17 years from the date filed with the U.S. Patent and Trademark Office or the estimated useful life of the patent. Patents valued at $1,200,000 were acquired in the Mountain Hardwear Inc. (“Mountain Hardwear”) acquisition in March 2003. A patent valued at $700,000 was acquired in the Montrail Inc. (“Montrail”) acquisition in January 2006. Amortization expense for the years ended December 31, 2007, 2006, and 2005 was $175,000, $150,000, and $84,000, respectively. Amortization expense for intangible assets subject to amortization is estimated to be $224,000 in each of 2008, 2009, and 2010 and $187,000 in 2011 and 2012.

Other non-current assets totaled $5,276,000 and $4,688,000 at December 31, 2007 and 2006, respectively.

Impairment of long-lived and intangible assets:

Goodwill and intangible assets with indefinite useful lives are not amortized but instead are measured for impairment at least annually or when events indicate that an impairment exists in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company reviews and tests its goodwill and intangible assets with indefinite useful lives for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Determination of fair value is based on estimated discounted future cash flows resulting from the use of the asset. The Company compares the estimated fair value of goodwill and intangible assets with indefinite useful lives to the carrying value. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value over the estimated fair value. Any impairment charge is classified as a component of selling, general, and administrative expense. The fair value estimates used in goodwill and indefinite-lived intangible asset tests are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, and other operating performance measures. These assumptions and estimates may change in the future due to changes in economic conditions, in the Company’s ability to meet sales and profitability objectives, or changes in the Company’s business operations or strategic direction.

The Company has determined that its goodwill and intangible assets with indefinite useful lives at December 31, 2007 and 2006 were not impaired.

Long-lived and intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has determined that its long-lived and intangible assets that are determined to have finite lives at December 31, 2007 and 2006 were not impaired, with the exception of a patent which was written down by $0.3 million at December 31, 2006. The impairment loss associated with the patent was not material and resulted from a reduction in anticipated future use of the patented item.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007 which did not result in the recognition of a material adjustment in the liability for unrecognized tax benefits.

Revenue Recognition:

The Company records wholesale and licensed product revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title generally passes upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale.

In some countries outside of the United States where title passes upon receipt by the customer, predominantly where the Company sells direct in Western Europe, precise information regarding the date of receipt by the customer is not readily available. In these cases, the Company estimates the date of receipt by the customer based on historical and expected delivery times by geographic location. The Company periodically tests the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to seven days. The Company periodically tests the accuracy of these estimates based on actual transactions. To date, the Company has found these estimates to be materially accurate.

At the time of revenue recognition, the Company also provides for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

thus may differ from the estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that had been established, the Company would record a reduction or increase to net revenues in the period in which it made such determination. Over the three year period ended December 31, 2007, the Company’s actual annual sales returns and miscellaneous claims from customers were less than two percent of net sales. The allowance for outstanding sales returns and miscellaneous claims from customers was approximately $9,196,000 and $11,424,000 as of December 31, 2007 and 2006, respectively.

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

Shipping and handling costs:

Shipping and handling fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as cost of sales. Inventory planning, receiving and handling costs are recorded as a component of selling, general, and administrative expenses and were $64,420,000, $50,213,000 and $46,556,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Fair value of financial instruments:

Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company’s other long-term liabilities approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, short-term investments, accounts receivable and accounts payable) also approximate fair value because of their short-term maturities.

Derivatives:

The Company accounts for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

Substantially all foreign currency derivatives entered into by the Company qualify for and are designated as foreign-currency cash flow hedges, including those hedging foreign currency denominated firm commitments.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-based compensation:

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, under which compensation expense is recognized in the Consolidated Statement of Operations for the fair value of employee stock-based compensation. The Company elected the modified-prospective transition method as permitted by SFAS No. 123R and, accordingly, periods prior to 2006 have not been restated to reflect the effect of SFAS No. 123R. The modified-prospective method requires that stock-based compensation expense recognized in the Consolidated Statement of Operations include (1) amortization of all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, under APB Opinion No. 25, no compensation expense was recognized because the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of grant. The Company applied the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, as if the fair value method had been applied in measuring compensation expense.

As allowed under SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value and is recognized as expense over the requisite service period using the straight-line attribution method. Estimation of stock-based compensation for stock options granted, utilizing the Black-Scholes option-pricing model, requires various highly subjective assumptions including volatility and expected option life. Further, as required under SFAS No. 123R, the Company estimates forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was the Company’s previous method. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from that recorded for the years ended December 31, 2007 and 2006. See Note 13 for additional details.

Advertising costs:

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising expense, including cooperative advertising costs, was $55,290,000, $56,813,000 and $51,145,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the Company and various advertising specifications. Cooperative advertising costs are included in expenses because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated. Cooperative advertising costs were $17,884,000, $16,942,000 and $12,228,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Product warranty:

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. A summary of accrued warranties for the years ended December 31 is as follows (in thousands):

	2007	2006	2005
Balance at beginning of period	$11,162	$9,907	$9,140
Charged to costs and expenses	2,269	4,804	4,178
Claims settled	(2,569)	(3,549)	(3,411)

Balance at end of period	$10,862	$11,162	$9,907

Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This Statement replaces SFAS No. 141 and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN 48. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was adopted in the first quarter of 2007. The cumulative effect of adopting FIN 48 is recorded in retained earnings. See Note 10.

NOTE 3—ACQUISITIONS

On March 31, 2006, the Company acquired a group of trademarks, licensing arrangements, and the Fall 2006 order book from Pacific Trail, Inc. (“Pacific Trail”) and the London Fog Group, Inc., as a result of a bankruptcy auction, for $20,400,000. The Pacific Trail® brand is known for producing quality outerwear apparel at an exceptional value. The acquisition was accounted for under the purchase method of accounting as a business combination in accordance with SFAS 141 and the results of operations have been recorded in the Company’s consolidated financial statements since March 31, 2006. The effect of this acquisition was not material to the Company’s results of operations; therefore, pro forma financial information has not been included. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired. The fair values of assets acquired consisted of $14,800,000 for the trademarks, $3,900,000 for goodwill, and $1,700,000 for Dockers’ brand license arrangements. On March 31, 2006, the Company sold the Dockers’ brand license arrangements for $1,700,000.

On January 26, 2006, the Company acquired substantially all of the assets of Montrail, Inc. (“Montrail”) for cash consideration of $15,000,000 plus the assumption of certain liabilities less $225,000 for certain purchase price adjustments made in January 2007. The Montrail® brand is recognized as a premium outdoor footwear brand with a reputation for delivering technical, high performance trail running, hiking, and climbing footwear for outdoor enthusiasts. The acquisition was accounted for under the purchase method of accounting as a business combination in accordance with SFAS 141 and the results of operations have been recorded in the Company’s consolidated financial statements since January 26, 2006. The effect of this acquisition was not material to the Company’s results of operations; therefore, pro forma financial information has not been included. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed. The fair values of assets and liabilities acquired are presented below (in thousands):

Cash	$23
Accounts receivable	1,778
Inventory	6,878
Prepaids and other assets	112
Property, plant and equipment	597
Intangible assets	11,914

Total assets acquired	21,302

Accounts payable and accrued liabilities	694
Note payable	5,833

Total liabilities assumed	6,527

Net assets acquired	$14,775

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets acquired from Montrail consisted of $10,000,000 for trademarks, $714,000 for goodwill, $700,000 for a patent and $500,000 for order backlog. The $11,200,000 of purchase price allocated to the trademark, patent and order backlog was determined by management, based in part on established valuation techniques. Patents are subject to amortization over the lesser of 17 years from the date filed with the United States (U.S.) Patent and Trademark Office or the estimated useful life. At the time of the acquisition, the remaining useful life of the patent was approximately 11 years. The order backlog was amortized over the period for which the orders were shipped in 2006. At June 30, 2006, the order backlog was fully amortized.

The goodwill and trademarks acquired are not subject to amortization because these assets are deemed to have indefinite useful lives. These intangible assets are reviewed for impairment in accordance with SFAS No. 142.

NOTE 4—INVENTORIES, NET

Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$392	$1,721
Work in process	3,979	9,917
Finished goods	261,503	200,685

	$265,874	$212,323

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Land and improvements	$16,602	$13,012
Building and improvements	140,602	102,035
Machinery and equipment	165,504	129,698
Furniture and fixtures	29,365	20,780
Leasehold improvements	20,632	15,395
Construction in progress	5,812	64,075

	378,517	344,995
Less accumulated depreciation	168,067	145,569

	$210,450	$199,426

NOTE 6—SHORT-TERM BORROWINGS AND CREDIT LINES

The Company has available an unsecured and committed operating line of credit providing for borrowings in an aggregate amount not to exceed, at any time, (1) $100,000,000 during the period of August 15 through November 14 of the calendar year and (2) $25,000,000 at all other times. The maturity date of this agreement is July 1, 2009. Interest, payable monthly, is computed at the bank’s prime rate minus 1.95% to 2.05% per annum. The agreement also includes a fixed rate option based on the LIBOR rate plus 45 to 65 basis points. There was no

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance outstanding under this line at December 31, 2007 and 2006. The unsecured operating line of credit requires the Company to comply with certain covenants including a Capital Ratio, which limits indebtedness to tangible net worth. At December 31, 2007, the Company was in compliance with all of these covenants. If the Company defaults on its payments, it is prohibited, subject to certain exceptions, from making dividend payments or other distributions.

The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit providing for borrowing to a maximum of C$30,000,000 (US$30,045,000 at December 31, 2007). The revolving line accrues interest at the bank’s Canadian prime rate. There was no balance outstanding under this line at December 31, 2007 and 2006.

The Company’s European subsidiary has available two separate unsecured and uncommitted lines of credit providing for borrowing to a maximum of 30,000,000 and 20,000,000 EURO respectively (combined US$79,929,000 at December 31, 2007), of which US$4,266,000 of the 20,000,000 EURO line is designated as a European customs guarantee. These lines accrue interest based on the ECB refinancing rate plus 50 basis points and EURIBOR plus 50 basis points, respectively. There was no balance outstanding under either line at December 31, 2007 and 2006.

The Company’s Japanese subsidiary has an unsecured and uncommitted line of credit providing for borrowing to a maximum of 1,000,000,000 JPY (US$8,954,000 at December 31, 2007). The revolving line accrues interest at the bank’s Best Lending Rate. The revolving line also has a fixed rate option based on the LIBOR rate plus 110 basis points. There was no balance outstanding under this line at December 31, 2007. At December 31, 2006, the Company had an outstanding balance of US$3,540,000 under this line.

The Company’s Korean subsidiary also has an unsecured and uncommitted line of credit providing for borrowing to a maximum of 9,354,000,000 WON (US$10,000,000 at December 31, 2007). The revolving line accrues interest at the three month certificate of deposit rate plus 1.3%. There was no balance outstanding under this line at December 31, 2007 and 2006.

Off-Balance Sheet Arrangements

The Company has arrangements in place to facilitate the import and purchase of inventory through the issuance of sight letters of credit. The arrangements consist of a $25,000,000 unsecured and uncommitted revolving line of credit and a $50,000,000 import line of credit at December 31, 2007, to issue documentary letters of credit on a sight basis and are renewed on an annual basis. The combined limit under this agreement was $75,000,000 at December 31, 2007. The revolving line accrues interest at the bank’s prime rate minus 2% per annum. The revolving line also has a fixed rate option based on the bank’s cost of funds plus 65 basis points. There was no balance outstanding under this line at December 31, 2007 and 2006. At December 31, 2007, the Company had outstanding letters of credit of $11,236,000 for purchase orders placed under the import line of credit facility.

The Company also has available an unsecured and uncommitted $100,000,000 import letter of credit line subject to annual renewal. At December 31, 2007, the Company had outstanding letters of credit of $2,502,000 for purchase orders for inventory.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Accrued salaries, bonus, vacation and other benefits	$34,952	$33,816
Accrued product warranty	10,862	11,162
Accrued cooperative advertising	6,877	7,781
Other	9,858	10,873

	$62,549	$63,632

NOTE 8—OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of installment payments on purchase obligations made in the ordinary course of business for non-product purchases, deferred rent obligations and the effect of straight-line rent under various operating leases. Deferred and straight-line rent liabilities were $2,137,000 and $747,000 at December 31, 2007 and 2006, respectively. The corresponding lease obligations for these deferred and straight-line rent liabilities are disclosed in Note 12.

Principal payments due on these obligations are as follows (in thousands):

Year Ending December 31,
2008	$185
2009	61
2010	—
2011	—
2012	—

$246

NOTE 9—SHAREHOLDERS’ EQUITY

In 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended the Plan indefinitely. At both December 31, 2007 and 2006, 275,556 shares of common stock had been issued under the ESPP.

In 2004, the Company’s Board of Directors authorized the repurchase of up to $400,000,000 of the Company’s common stock. Through December 31, 2007, the Company has repurchased 6,605,611 shares under this program at an aggregate purchase price of approximately $316,135,000. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. Repurchases are recorded as a reduction to any positive carrying amount of common stock at the time of repurchase, with any excess repurchase price recorded as a reduction to retained earnings.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Repurchases are recorded as a reduction to any positive carrying amount of common stock at the time of repurchase, with any excess repurchase price recorded as a reduction to retained earnings. During the year ended December 31, 2006, the Company repurchased an aggregate of $75,490,000 under the stock repurchase plan, of which $50,777,000 was recorded as a reduction to total retained earnings. Otherwise, the aggregate purchase price during 2006 would have resulted in a negative common stock carrying amount. No such reduction to retained earnings occurred during the year ended December 31, 2007.

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

The Company had undistributed earnings of foreign subsidiaries of approximately $102,463,000 at December 31, 2007 for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the United States. If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation. The amount of unrecognized deferred tax liability associated with the undistributed earnings was approximately $24,742,000 at December 31, 2007. The unrecognized deferred tax liability is the approximate excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not recognize a material adjustment in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$19,705
Increases related to prior year tax positions	1,148
Decreases related to prior year tax positions	(4,272)
Increases related to current year tax positions	5,284
Settlements	(1,117)
Lapses of statute of limitations	(54)

Balance at December 31, 2007	$20,694

$19,002,000 of the balance of unrecognized tax benefits would affect the effective tax rate if recognized. Approximately $853,000 and $2,056,000 of gross increases and decreases from current year and prior year tax positions, respectively, have been presented on a net basis in the tabular unrecognized tax benefits reconciliation. These unrecognized tax benefits were a result of changes in estimates during the year relating to a European tax examination which was effectively settled in the fourth quarter.

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, Hong Kong, Italy, Japan, South Korea, Switzerland, the United Kingdom and the U.S. During the third quarter the Company effectively settled U.S. tax examinations of the years 2004 and

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 and as a result the Company has now effectively settled U.S. tax examinations of all years through 2005. Internationally, the Company is currently under examination in Canada for the tax years 2002 through 2004 and in Italy for the tax years 2004 through 2007. The Company does not anticipate that adjustments relative to these ongoing tax audits will result in a material change to its financial position, operations, and cash flows. During the fourth quarter the Company effectively settled French tax examinations of the years 2004 through 2006 and as a result the Company has now effectively settled French tax examinations of all years through 2006.

Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the next twelve months by a range of zero to $6,674,000. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense. The Company recognized a net reversal of accrued interest and penalties related to uncertain tax positions during 2007 of $117,000 and at December 31, 2007 had $2,922,000 of accrued interest and penalties related to uncertain tax positions.

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

Consolidated income from continuing operations before income taxes consists of the following (in thousands):

	Year ended December 31
	2007	2006	2005
U.S. operations	$125,446	$117,713	$118,550
Foreign operations	82,581	67,622	72,305

Income before income tax	$208,027	$185,335	$190,855

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	Year ended December 31
	2007	2006	2005
Current:
Federal	$40,490	$48,181	$40,715
State and local	3,685	3,316	4,241
Non-U.S.	22,493	16,494	16,548

	66,668	67,991	61,504

Deferred:
Federal	(2,726)	(3,490)	79
State and local	(222)	(93)	136
Non-U.S.	(145)	(2,091)	(1,600)

	(3,093)	(5,674)	(1,385)

Income tax expense	$63,575	$62,317	$60,119

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements:

	Year ended December 31
	2007	2006	2005
	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.1	1.2	1.3
Non-U.S. income taxed at different rates	(1.4)	(1.6)	(2.9)
Foreign tax credits	—	—	(0.8)
Effect of American Jobs Creation Act	—	—	1.9
Reduction of accrued income taxes	(2.8)	—	(2.9)
Tax-exempt interest	(1.0)	(1.0)	(0.5)
Other	(0.3)	—	0.4

Actual provision for income taxes	30.6%	33.6%	31.5%

Significant components of the Company’s deferred taxes are as follows (in thousands):

	As of December 31
	2007	2006
Deferred tax assets:
Non-deductible accruals and allowances	$26,104	$22,940
Capitalized inventory costs	5,065	3,800
Other	444	412

	31,613	27,152
Deferred tax liabilities:
Depreciation and amortization	(3,713)	(5,088)
Deductible accruals and allowance	(6,204)	(3,654)

	(9,917)	(8,742)

Total	$21,696	$18,410

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007 and December 31, 2006 the Company had net operating loss carryforwards in certain international tax jurisdictions of $19,000,000 and $13,000,000, respectively. These net operating loss carryforwards will begin to expire in 2014 and result in a deferred tax asset of approximately $1,400,000 and $950,000 at December 31, 2007 and December 31, 2006, respectively. In 2007 the Company recorded a $460,000 valuation allowance against a portion of the deferred tax asset attributable to this net operating loss carryforward. To the extent the Company reverses a portion of the valuation allowance; such adjustment would be recorded as a reduction to income tax expense.

Non-current deferred tax assets of $444,000 and $412,000 are included as a component of other assets in the consolidated balance sheet at December 31, 2007 and 2006, respectively.

Consistent with the provisions of FIN 48, the Company classified $18,663,000 of income tax liabilities at the balance sheet date as non-current liabilities because payment of cash is not anticipated within one year from the balance sheet date. Income tax liabilities for uncertain tax positions at December 31, 2006, prior to the adoption of FIN 48, have not been reclassified.

NOTE 11—PROFIT SHARING PLAN

The Company has a 401(k) profit-sharing plan, which covers substantially all United States employees. Participation begins the first of the quarter following completion of thirty days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All matching contributions to the plan are determined by the Board of Directors and totaled $5,083,000, $4,937,000 and $4,248,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases, among other things, office space, retail space, storage, and vehicles. Generally, the base lease terms are between 5 and 10 years. Certain lease agreements contain scheduled rent escalation clauses in their future minimum lease payments. Future minimum lease payments are recognized on a straight-line basis over the minimum lease term and the pro rata portion of scheduled rent escalations is included in other long-term liabilities in the Consolidated Balance Sheet. Certain retail space lease agreements provide for additional rents based on a percentage of annual sales in excess of stipulated minimums. These leases also require the Company to pay its pro rata share of real estate taxes, insurance, common area maintenance (“CAM”), and other costs in addition to base rent. Certain retail space lease agreements also contain lease incentives, such as tenant improvement allowances and rent holidays. The Company recognizes the benefits related to the lease incentives on a straight-line basis over the applicable lease term.

The Company leases certain operating facilities from a related party of the Company. Total rent expense for these leases amounted to $583,000, $515,000 and $501,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Rent expense, including percentage rent, but excluding real estate taxes, insurance, CAM, and other costs for which the Company is obligated, was $13,938,000, $12,994,000 and $9,732,000 for non-related party leases during the years ended December 31, 2007, 2006 and 2005, respectively. Of these amounts $12,504,000, $11,749,000 and $8,446,000 were included as part of selling, general and administrative expense for the years ended December 31, 2007, 2006 and 2005, respectively and $1,434,000, $1,245,000 and $1,286,000 were included as part of cost of goods sold for the years ended December 31, 2007, 2006 and 2005, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximate future minimum payments, including rent escalation clauses and stores that are not yet open, on all lease obligations at December 31, 2007, are as follows (in thousands). Future minimum payments listed below do not include real estate taxes, insurance, CAM, and other costs for which the Company is obligated.

	Non-related Parties	Related Party	Total
2008	$14,371	$583	$14,954
2009	11,799	583	12,382
2010	9,529	583	10,112
2011	7,875	583	8,458
2012	7,019	—	7,019
Thereafter	41,349	—	41,349

	$91,942	$2,332	$94,274

Litigation

The Company is a party to various legal claims, actions and complaints from time to time. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

The Company has letters of credit outstanding issued for purchase orders of inventory. See Off-Balance Sheet Arrangements in Note 6.

Indemnities and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, and (iv) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying Consolidated Balance Sheets.

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

As a result of adopting SFAS 123R effective January 1, 2006, net income for the years ended December 31, 2007 and 2006 was lower by $4,877,000 and $6,686,000, respectively, than had the Company continued to

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

account for stock-based compensation under APB Opinion No. 25, as the Company did in the comparable periods in 2005. The effect of recording stock-based compensation under the provisions of SFAS 123R on each of basic and diluted earnings per share for the year ended December 31, 2007 was $0.14 and $0.13, respectively. The effect of recording stock-based compensation under the provisions of SFAS 123R on each of basic and diluted earnings per share for the year ended December 31, 2006 was $0.18.

Prior to the adoption of SFAS No. 123R, the Company presented all benefits of tax deductions resulting from the exercise of stock-based compensation as operating cash flows in the Consolidated Statement of Cash Flows. SFAS No. 123R requires that benefits of tax deductions in excess of stock-based compensation recognized for those awards (excess tax benefits) be presented in the Consolidated Statement of Cash Flows as financing cash inflows, on a prospective basis. $1,811,000 and $2,148,000 of excess tax benefits were reported as a financing cash inflow for the years ended December 31, 2007 and 2006, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations for the years ended December 31, (in thousands):

	2007	2006
Cost of sales	$415	$967
Selling, general, and administrative expense	6,830	9,113
Licensing	15	40

Pre-tax stock-based compensation expense	7,260	10,120
Income tax benefits	(2,383)	(3,434)

Total stock-based compensation expense, net of tax	$4,877	$6,686

For the years ended December 31, 2007 and 2006, no stock-based compensation costs were capitalized.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation in 2005 (in thousands, except per share amounts):

Year Ended December 31, 2005 (1)
Net income, as reported	$130,736
Add: Stock-based employee compensation expense included in reported net income, net of tax	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	8,223

Pro forma net income	$122,513

Earnings per share—basic
As reported	$3.39
Pro forma	3.18
Earnings per share—diluted
As reported	$3.36
Pro forma	3.14

(1)	Disclosures for the years ended December 31, 2007 and 2006 are not presented because the amounts are recognized in the consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 7,400,000 shares of the Company’s Common Stock, of which 1,340,748 shares were available for future grants under the Plan at December 31, 2007. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments.

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

The Company estimates the fair value of stock options using the Black-Scholes option pricing model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The expected option term represents the estimated time until exercise and is based on the Company’s historical experience with similar awards, taking into consideration contractual terms, vesting schedules and expected employee behavior. The expected stock price volatility is based on the historical volatility of the Company’s stock over the most recent period equal to the expected term of the option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. On November 30, 2006, the Company paid its first quarterly cash dividend. Between November 30, 2006 and the year ended December 31, 2006, the Company did not grant any stock options. Therefore, the expected dividend yield used to value stock-based compensation expense for the years ended December 31, 2006 and 2005 was zero. Assumptions are evaluated and revised as necessary to reflect changes in market conditions and the Company’s experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards.

The following table shows the weighted average assumptions for the year ended December 31:

	Options			ESPP
	2007	2006	2005 (Pro forma)	2007 (1)	2006 (1)	2005 (1) (Pro forma)
Expected term	5.04 years	5.13 years	3.86 years	—	—	0.25 years
Expected stock price volatility	28.97%	32.74%	31.52%	—	—	22.95%
Risk-free interest rate	4.55%	4.80%	3.96%	—	—	2.96%
Expected dividend yield (2)	1.01%	0%	0%	—	—	0%
Estimated average fair value	$18.87	$18.29	$14.18	—	—	$10.91

(1)	Offerings under the Company’s Employee Stock Purchase Plan were suspended indefinitely effective July 1, 2005.
(2)	On November 30, 2006, the Company began paying a quarterly cash dividend.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2005	2,276,004	$35.37	5.26	$54,902
Granted	490,922	46.42
Cancelled	(74,944)	45.35
Exercised	(381,889)	25.34

Options outstanding at December 31, 2005	2,310,093	$39.07	5.47	$23,583
Granted	189,636	48.57
Cancelled	(239,332)	48.24
Exercised	(681,247)	31.87

Options outstanding at December 31, 2006	1,579,150	$41.93	6.78	$21,761
Granted	263,272	61.44
Cancelled	(81,160)	53.11
Exercised	(402,845)	36.37

Options outstanding at December 31, 2007	1,358,417	$46.70	6.54	$4,497

Options vested and expected to vest at December 31, 2007	1,302,674	$46.31	6.45	$4,496

Options exercisable at December 31, 2007	944,729	$42.39	5.61	$4,489

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. Total stock option compensation expense for the years ended December 31, 2007 and 2006 was $4,417,000 and $9,297,000, respectively. At December 31, 2007 and 2006, unrecognized costs related to stock options totaled approximately $6,515,000 and $7,099,000, respectively, before any related tax benefit. Unrecognized costs related to stock options at December 31, 2007 are expected to be recognized over a weighted average period of 2.54 years. The aggregate intrinsic value of stock options exercised was $10,953,000, $14,694,000 and $10,075,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2007, 2006 and 2005 was $14,604,000, $21,712,000 and $9,679,000, respectively. The stock option tax benefit realized by the Company was $2,931,000, $4,113,000 and $4,592,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table provides additional disclosure about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 8.17 - 30.01	63,143	2.17	$16.45	63,143	$16.45
$30.02 - 38.29	319,339	4.44	35.76	319,339	35.76
$38.30 - 47.27	355,212	7.16	45.33	293,597	45.57
$47.28 - 53.12	324,833	6.79	52.10	244,635	52.59
$53.13 - 69.73	295,890	8.72	60.67	24,015	55.87

	1,358,417	6.54	$46.70	944,729	$42.39

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table presents the weighted average assumptions for the year ended December 31:

2007
Vesting period	3.11 years
Expected dividend yield (1)	1.01%
Estimated average fair value per restricted stock unit granted	$60.16

(1)	On November 30, 2006, the Company began paying a quarterly cash dividend.

For the year ended December 31, 2006, no assumptions are listed above because no restricted stock units were granted following the initiation of a quarterly cash dividend.

The following table summarizes the restricted stock unit activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2006	—	$—
Granted	110,227	49.07
Vested	—	—
Forfeited	(10,539)	49.14

Restricted stock units outstanding at December 31, 2006	99,688	$49.06
Granted	98,422	60.16
Vested	(21,622)	49.79
Forfeited	(16,834)	53.72

Restricted stock units outstanding at December 31, 2007	159,654	$55.31

Restricted stock unit compensation expense for the years ended December 31, 2007 and 2006 was $2,843,000 and $823,000, respectively. At December 31, 2007 and 2006, unrecognized costs related to restricted stock units totaled approximately $5,963,000 and $3,706,000, respectively, before any related tax benefit. The

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at December 31, 2007 are expected to be recognized over a weighted average period of 2.01 years. The total fair value of restricted stock units vested during the year ended December 31, 2007 was $1,077,000, and associated restricted stock unit tax benefit realized was $98,000. No restricted stock units vested in the year ended December 31, 2006.

1999 Employee Stock Purchase Plan

In 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended offerings under the ESPP indefinitely. As of December 31, 2007, a total of 275,556 shares of common stock had been issued under the ESPP.

In connection with disqualifying dispositions related to ESPP shares, the tax benefit realized by the Company for the years ended December 31, 2007, 2006 and 2005 was $2,000, $34,000 and $42,000, respectively.

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

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005
Weighted average common shares outstanding, used in computing basic earnings per share	36,106	36,245	38,549
Effect of dilutive stock options and restricted stock units	328	399	394

Weighted-average common shares outstanding, used in computing diluted earnings per share	36,434	36,644	38,943

Earnings per share of common stock:
Basic	$4.00	$3.39	$3.39
Diluted	3.96	3.36	3.36

Stock options and service-based restricted stock units representing 354,342, 612,603 and 562,419 shares of common stock were outstanding for the years ended December 31, 2007, 2006 and 2005, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be anti-dilutive. In addition, performance-based restricted stock units representing 6,728 and 912 shares for the years ended December 31, 2007 and 2006, respectively, were excluded from the computation of diluted EPS, as these shares were subject to performance conditions that had not been met. No performance-based restricted stock units were outstanding for the year ended December 31, 2005.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2004, the Company’s Board of Directors authorized the repurchase of up to $400,000,000 of the Company’s common stock. Through December 31, 2007, the Company has repurchased 6,605,611 shares under this program at an aggregate purchase price of approximately $316,135,000. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

NOTE 15—COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss), net of applicable taxes, reported on the Company’s Consolidated Balance Sheets consists of foreign currency translation adjustments and the unrealized gains and losses on derivative transactions. A summary of comprehensive income, net of related tax effects, for the year ended December 31, is as follows (in thousands):

	2007	2006	2005
Net income	$144,452	$123,018	$130,736
Other comprehensive income (loss):
Unrealized derivative holding losses arising during period (net of tax expense (benefit) of ($796), $63 and ($62) in 2007, 2006 and 2005, respectively)	(844)	(2,599)	(3,976)
Reclassification to net income of previously deferred (gains) losses on derivative transactions (net of tax benefit of ($608), ($576) and ($1,365) in 2007, 2006 and 2005, respectively)	(1,303)	864	7,475
Foreign currency translation adjustments	25,394	11,167	(20,482)

Other comprehensive income (loss)	23,247	9,432	(16,983)

Comprehensive income	$167,699	$132,450	$113,753

NOTE 16—SEGMENT INFORMATION

The Company operates in four geographic segments: (1) United States, (2) Europe, Middle East and Africa (“EMEA”), (3) Latin America and Asia Pacific (“LAAP”), and (4) Canada, which are reflective of the Company’s internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, footwear, and related accessories and equipment.

In 2007, the Company reclassified its geographical net sales and segment reporting to reflect changes in its internal management and oversight structure as well as growth of the international distributor business. Net sales to international distributors, previously included as part of “Other International,” have been regrouped into either the EMEA or LAAP region, in accordance with the markets in which each respective distributor operates.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The geographic distribution of the Company’s net sales, income before income tax, interest income (expense), income tax expense (benefit), depreciation and amortization expense and identifiable assets are summarized in the following table (in thousands) for, and for the years ended, December 31, 2007, 2006 and 2005. In addition to the geographic distribution of net sales, the Company’s net sales by major product line are also summarized below. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	2007	2006	2005
Net sales to unrelated entities:
United States	$767,198	$751,984	$676,858
EMEA	286,968	272,605	243,206
LAAP	175,725	142,844	120,955
Canada	126,148	120,239	114,772

	$1,356,039	$1,287,672	$1,155,791

Income before income tax:
United States (1)	$114,973	$107,685	$184,741
EMEA	29,210	25,465	32,211
LAAP	27,598	22,924	17,533
Canada	27,195	23,394	23,489
Interest and other income (expense) and eliminations (1)	9,051	5,867	(67,119)

	$208,027	$185,335	$190,855

Interest income (expense), net:
United States	$9,602	$7,855	$4,611
EMEA	(1,856)	(2,486)	(579)
LAAP	482	276	41
Canada	660	(83)	816

	$8,888	$5,562	$4,889

Income tax expense (benefit):
United States	$41,992	$48,115	$45,211
EMEA	5,185	236	1,989
LAAP	6,319	5,815	5,028
Canada	10,079	8,151	7,891

	$63,575	$62,317	$60,119

Depreciation and amortization expense:
United States	$18,643	$15,765	$15,860
EMEA	9,910	6,397	6,405
LAAP	1,540	952	839
Canada	245	433	442

	$30,338	$23,547	$23,546

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2007	2006	2005
Assets:
United States	$872,027	$808,519	$798,176
EMEA	239,007	195,826	162,702
LAAP	78,308	80,436	65,609
Canada	97,815	71,240	70,833

Total identifiable assets	1,287,157	1,156,021	1,097,320
Eliminations and reclassifications	(120,676)	(128,732)	(129,680)

Total assets	$1,166,481	$1,027,289	$967,640

Goodwill:
United States	$16,771	$16,996	$12,157
EMEA	502	502	502
LAAP	—	—	—
Canada	—	—	—

	$17,273	$17,498	$12,659

Net sales to unrelated entities:
Outerwear	$497,551	$496,509	$440,018
Sportswear	565,591	509,134	450,270
Footwear	227,434	219,640	211,247
Accessories and equipment	65,463	62,389	54,256

	$1,356,039	$1,287,672	$1,155,791

(1)	Income before income tax for the United States segment for 2005 includes approximately $73,097,000 in income repatriated from foreign subsidiary earnings.

NOTE 17—FINANCIAL RISK MANAGEMENT AND DERIVATIVES

The Company’s foreign currency risk management objective is to protect cash flows resulting from production purchases, intercompany transactions and other costs from the impact of exchange rate movements. The Company manages a portion of these exposures with short-term strategies after giving consideration to market conditions, contractual agreements, anticipated sale and purchase transactions, and other factors. Firmly committed and anticipated transactions and the related receivables and payables may be hedged with forward exchange contracts, swaps or options. Gains and losses arising from foreign currency forward and purchased option contracts and cross-currency swap transactions are recognized in cost of goods sold or selling, general and administrative expenses as offsets of gains and losses resulting from the underlying hedged transactions. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. This evaluation is performed at inception of the hedge and periodically over the life of the hedge. Hedge ineffectiveness was not material for the years ended December 31, 2007, 2006 and 2005.

At December 31, 2007 and 2006, the notional value of outstanding forward contracts was approximately $90,500,000 and $85,500,000, respectively.

At December 31, 2007, $3,585,000 of deferred losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature.

The counterparties to derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted and is immaterial to any one institution at December 31, 2007 and 2006. To manage this risk, the Company has established strict counterparty credit guidelines. Compliance with these guidelines is continually monitored and reported to senior management. As a result, the Company considers the risk of counterparty default to be minimal.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s quarterly financial data for the past two years ended December 31, 2007 (in thousands, except per share amounts):

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$289,640	$218,560	$471,081	$376,758
Gross profit	126,698	90,575	203,531	158,947
Net income	26,086	10,037	62,609	45,720
Earnings per share
Basic	$0.72	$0.28	$1.73	$1.27
Diluted	0.71	0.27	1.72	1.26

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$260,211	$211,553	$454,140	$361,768
Gross profit	111,637	81,424	198,248	149,746
Net income	19,467	4,833	60,331	38,387
Earnings per share
Basic	$0.53	$0.13	$1.69	$1.07
Diluted	0.52	0.13	1.67	1.06

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2007, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Columbia Sportswear Company

Portland, OR

We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the change in accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

DELOITTE & TOUCHE LLP

Portland, OR

February 28, 2008

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2008 Proxy Statement entitled “Election of Directors,” “Corporate Governance Guidelines,” “Board Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated herein by reference.

See Item 4A of this Annual Report on Form 10-K for information regarding our executive officers.

Item 11.	EXECUTIVE COMPENSATION

The section of our 2008 Proxy Statement entitled “Executive Compensation” is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of our 2008 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), at December 31, 2007:

Equity Compensation Plan information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
	(1)	(2)
Equity compensation plans approved by security holders:
1997 Stock Incentive Plan	1,518,071	$46.70	1,340,748
1999 Employee Stock Purchase Plan (3)	—	—	474,444
Equity compensation plans not approved by security holders	—	—	—

Total	1,518,071	$46.70	1,815,192

(1)	The number of outstanding shares to be issued under the 1997 Stock Incentive Plan includes stock options and restricted stock units.
(2)	The weighted-average exercise price excludes 159,654 shares issuable upon the vesting of outstanding restricted stock units, which have no exercise price.
(3)	The 1999 Employee Stock Purchase Plan was suspended indefinitely effective July 1, 2005.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2008 Proxy Statement entitled “Certain Relationships and Related Transactions,” Related Transactions Approval Process,” and “Corporate Governance Guidelines” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section of our 2008 Proxy Statement entitled “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) and (a)(2) Financial Statements. The Financial Statements of the Company and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 39 to 68 of this Annual Report.

(b) See Exhibit Index beginning on page 75 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
Year Ended December 31, 2007:
Allowance for doubtful accounts	$6,732	$1,869	$—	$(1,232)	$7,369
Product warranty	11,162	2,269	—	(2,569)	10,862
Year Ended December 31, 2006:
Allowance for doubtful accounts	$7,340	$409	$—	$(1,017)	$6,732
Product warranty	9,907	4,804	—	(3,549)	11,162
Year Ended December 31, 2005:
Allowance for doubtful accounts	$7,825	$1,158	$—	$(1,643)	$7,340
Product warranty	9,140	4,178	—	(3,411)	9,907

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 28, 2008.

COLUMBIA SPORTSWEAR COMPANY

By:	/s/ BRYAN L. TIMM
Bryan L. Timm Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2008.

Signatures	Title

/s/ TIMOTHY P. BOYLE Timothy P. Boyle	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ BRYAN L. TIMM Bryan L. Timm	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GERTRUDE BOYLE Gertrude Boyle	Chairman of the Board of Directors

/s/ SARAH A. BANY Sarah A. Bany	Director

/s/ EDWARD S. GEORGE Edward S. George	Director

/s/ MURREY R. ALBERS Murrey R. Albers	Director

/s/ JOHN W. STANTON John W. Stanton	Director

/s/ WALTER T. KLENZ Walter T. Klenz	Director

/s/ STEPHEN E. BABSON Stephen E. Babson	Director

/s/ ANDY D. BRYANT Andy D. Bryant	Director

Exhibit Index
3.1	Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000) (File No. 000-23939)
3.2	2000 Restated Bylaws (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000) (File No. 000-23939)
4.1	See Article II of Exhibit 3.1 and Article I of Exhibit 3.2
+10.1	1997 Stock Incentive Plan, as amended (incorporated by reference to Appendix B to the Company’s proxy statement filed on April 9, 2004)
+*10.2	Form of Incentive Stock Option Agreement
+*10.3	Form of Nonstatutory Stock Option Agreement
+10.3(a)	Form of Executive Stock Option Agreement (incorporated by reference to exhibit 10.3 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 000-23939)
+10.3(b)	Form of Nonstatutory Stock Option Agreement for stock options granted on or after July 20, 2006 (incorporated by reference to exhibit 99.1 to the Company’s Form 8-K filed on July 20, 2006)
+10.3(c)	Form of Restricted Stock Unit Award Agreement (incorporated by reference to exhibit 99.2 to the Company’s Form 8-K filed on July 20, 2006)
+10.3(d)	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to exhibit 99.3 to the Company’s Form 8-K filed on July 20, 2006)
10.5	Credit Agreement between the Company and Wells Fargo Bank National Association dated December 16, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.5(a)	First Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated December 22, 2005 (incorporated by reference to the Company’s Form 8-K filed on December 27, 2005)
10.5(b)	Second Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated December 22, 2005 (incorporated by reference to the Company’s Form 8-K filed on October 27, 2006)
10.5(c)	Third Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated June 26, 2007 (incorporated by reference to the Company’s Form 8-K filed on July 2, 2007)
10.6	Continuing Letter of Credit Agreement between The Hong Kong and Shanghai Banking Corporation Limited and the Company dated May 21, 2007 (incorporated by reference to the Company’s Form 8-K filed on May 22, 2007)
*10.7	Lease between BB&S Development Company and the Company, dated February 12, 1996
*10.8	Lease between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 3, 1994
10.9	Lease Amending Agreement between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 1, 2002 (incorporated by reference to exhibit 10.12 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939)
10.9(a)	Indemnity Agreement between Columbia Sportswear Company and B.A.R.K. Holdings, Inc., dated January 1, 2002 (incorporated by reference to exhibit 10.12 (b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939

Exhibit Index

+10.10	Consulting and Confidentiality Agreement between Robert Masin and the Company dated as of September 1, 2006 (incorporated by reference to the Company’s 8-K filed on September 1, 2006)

*10.11	Form of Indemnity Agreement for Directors

*10.12	Form of Agreement Regarding Plan of Recapitalization Among the Company and Shareholders

+10.13	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939)

+10.14	Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000) (File No. 000-23939)

+10.15	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.16	Summary of Compensatory Arrangements with Directors (incorporated by reference to the Company’s Form 8-K filed on May 18, 2006)

+10.17	Summary of Compensatory Arrangements with Named Executive Officers

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Chief Financial Officer

+	Management Contract or Compensatory Plan
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-43199).