Form 10-Q
period 2008-03-31
COLUMBIA SPORTSWEAR CO
filed 2008-05-08
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23939

COLUMBIA SPORTSWEAR COMPANY

(Exact name of registrant as specified in its charter)

Oregon	93-0498284
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

14375 Northwest Science Park Drive. Portland, Oregon	97229
(Address of principal executive offices)	(Zip Code)

(503) 985-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of Common Stock outstanding on May 1, 2008 was 34,757,154.

COLUMBIA SPORTSWEAR COMPANY

MARCH 31, 2008

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$276,245	$191,950
Short-term investments	1,813	81,598
Accounts receivable, net of allowance of $8,752 and $7,369, respectively	246,165	300,506
Inventories, net (Note 2)	238,086	265,874
Deferred income taxes	31,246	31,169
Prepaid expenses and other current assets	21,333	14,567

Total current assets	814,888	885,664
Property, plant, and equipment, net of accumulated depreciation of $176,163 and $168,067, respectively	222,207	210,450
Intangibles and other non-current assets (Note 3)	53,289	53,094
Goodwill (Note 3)	17,273	17,273

Total assets	$1,107,657	$1,166,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$53,159	$95,412
Accrued liabilities	59,901	62,549
Income taxes payable	5,422	7,436
Deferred income taxes	1,003	949
Other current liabilities	163	185

Total current liabilities	119,648	166,531
Income taxes payable	19,777	18,663
Deferred income taxes	5,976	8,968
Other long-term liabilities	5,405	2,198

Total liabilities	150,806	196,360
Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 34,861 and 35,824 issued and outstanding	1,912	17,004
Retained earnings	886,663	895,476
Accumulated other comprehensive income (Note 4)	68,276	57,641

Total shareholders’ equity	956,851	970,121

Total liabilities and shareholders’ equity	$1,107,657	$1,166,481

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$297,363	$289,640
Cost of sales	166,808	162,942

Gross profit	130,555	126,698
Selling, general, and administrative expense	103,912	90,361
Net licensing income	843	996

Income from operations	27,486	37,333
Interest income	2,281	2,244
Interest expense	19	52

Income before income tax	29,748	39,525
Income tax expense	9,817	13,439

Net income	$19,931	$26,086

Earnings per share (Note 5):
Basic	$0.56	$0.72
Diluted	0.56	0.71
Cash dividends per share:	$0.16	$0.14
Weighted average shares outstanding:
Basic	35,359	36,181
Diluted	35,513	36,555

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash provided by (used in) operating activities:
Net income	$19,931	$26,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,867	6,331
Loss on disposal of property, plant, and equipment	101	127
Deferred income tax provision (benefit)	(3,313)	172
Stock-based compensation	2,000	1,749
Tax benefit (expense) from employee stock plans	(35)	2,241
Excess tax benefit from employee stock plans	(8)	(1,200)
Changes in operating assets and liabilities:
Accounts receivable	58,027	52,512
Inventories	30,877	3,086
Prepaid expenses and other current assets	(6,460)	123
Intangibles and other assets	83	297
Accounts payable	(44,836)	(32,698)
Accrued liabilities	(3,789)	(5,499)
Income taxes payable	1,925	(1,916)

Net cash provided by operating activities	62,370	51,411

Cash provided by (used in) investing activities:
Purchases of short-term investments	(51,555)	(135,450)
Sales of short-term investments	131,565	101,260
Capital expenditures	(14,172)	(6,001)
Acquisitions, net of cash acquired	—	225
Proceeds from sale of property, plant, and equipment	27	19
Other liabilities	3,165	(48)

Net cash provided by (used in) investing activities	69,030	(39,995)

Cash provided by (used in) financing activities:
Proceeds from notes payable	4,663	4,495
Repayments on notes payable	(4,663)	(8,122)
Proceeds from long-term debt	25	—
Repayment of long-term debt	(6)	(5)
Proceeds from issuance of common stock	64	10,483
Excess tax benefit from employee stock plans	8	1,200
Repurchase of common stock	(40,260)	(125)
Cash dividends paid	(5,605)	(5,075)

Net cash provided by (used in) financing activities	(45,774)	2,851

Net effect of exchange rate changes on cash	(1,331)	119

Net increase in cash and cash equivalents	84,295	14,386
Cash and cash equivalents, beginning of period	191,950	64,880

Cash and cash equivalents, end of period	$276,245	$79,266

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$15	$44
Cash paid during the period for income taxes	10,218	12,989

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Use of estimates:

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from these estimates and assumptions. Some of these more significant estimates relate to revenue recognition, allowance for doubtful accounts, inventory, product warranty, and income taxes.

Concentration of credit risk:

The Company had one customer in its Canadian segment that accounted for approximately 12.4% of consolidated accounts receivable outstanding at December 31, 2007. No single customer accounted for greater than or equal to 10% of accounts receivable or revenues at March 31, 2008.

Cash and cash equivalents:

Cash and cash equivalents are stated at cost and include investments with maturities of three months or less at the date of acquisition. Cash and cash equivalents were $276,245,000 and $191,950,000 at March 31, 2008 and December 31, 2007, respectively, primarily consisting of money market funds and certificates of deposit.

Short-term investments:

Short-term investments consist of certificates of deposit with maturities of six months or less at March 31, 2008. At December 31, 2007, short-term investments consisted of certificates of deposit with maturities of six months or less and variable rate demand notes and obligations that generally mature up to 30 years from the purchase date. The Company did not hold any auction-rate securities at March 31, 2008 or December 31, 2007. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method. The Company has no investments considered to be trading securities.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock-based compensation:

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 7,400,000 shares of the Company’s Common Stock, of which 626,532 shares were available for future grants under the Plan at March 31, 2008. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments. The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment.

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

The Company estimates the fair value of stock options using the Black-Scholes model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s estimated annual dividend yield. Assumptions are evaluated and revised as necessary to reflect changes in market conditions and the Company’s experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards.

The following table shows the weighted average assumptions for the three months ended March 31, 2008 and 2007:

	2008	2007
Expected term	4.33 years	5.00 years
Expected stock price volatility	24.60%	28.62%
Risk-free interest rate	2.48%	4.58%
Expected dividend yield	1.56%	1.00%
Estimated average fair value per option granted	$8.36	$18.64

The following table summarizes stock option activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	1,358,417	$46.70	6.54	$4,497
Granted	580,430	41.07
Cancelled	(8,616)	54.06
Exercised	(3,262)	19.48

Options outstanding at March 31, 2008	1,926,969	$45.01	7.08	$6,106

Options vested and expected to vest at March 31, 2008	1,825,492	$44.90	6.97	$5,927

Options exercisable at March 31, 2008	1,018,531	$43.66	5.22	$4,384

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. Total stock option compensation expense for the three months ended March 31, 2008 and 2007 was $1,100,000 and $1,276,000, respectively. At March 31, 2008 and 2007, unrecognized costs related to stock options totaled approximately $9,692,000 and $9,114,000, respectively,

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at March 31, 2008 are expected to be recognized over a weighted average period of 3.32 years. The aggregate intrinsic value of stock options exercised was $76,000 and $7,915,000 for the three months ended March 31, 2008 and 2007, respectively. The total cash received as a result of stock option exercises for the three months ended March 31, 2008 and 2007 was $64,000 and $10,483,000, respectively.

Restricted Stock Units

Service-based restricted stock units are granted at no cost to key employees and generally vest over three years from the date of grant. Performance-based restricted stock units are granted at no cost to certain members of the Company’s senior executive team, excluding the Chairman and the President and Chief Executive Officer, and generally vest over a performance period of between two and one-half and three years with an additional required service period of one year. Restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance and /or Company performance.

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

The following table presents the weighted average assumptions for the three months ended March 31, 2008 and 2007:

	2008	2007
Vesting period	3.16 years	3.16 years
Expected dividend yield	1.56%	1.00%
Estimated average fair value per restricted stock unit granted	$39.20	$60.20

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 31, 2007	159,870	$55.31
Granted	147,235	39.20
Vested	(3,734)	53.50
Forfeited	(3,481)	54.28

Restricted stock units outstanding at March 31, 2008	299,890	$47.43

Restricted stock unit compensation expense for the three months ended March 31, 2008 and 2007 was $900,000 and $473,000, respectively. At March 31, 2008 and 2007, unrecognized costs related to restricted stock units totaled approximately $10,047,000 and $7,299,000, respectively, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at March 31, 2008 are expected to be recognized over a weighted average period of 2.41 years. The total fair value of restricted stock units vested during the three months ended March 31, 2008 and 2007 was $200,000 and $254,000, respectively.

1999 Employee Stock Purchase Plan

In 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty-five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended offerings under the ESPP indefinitely. As of March 31, 2008 a total of 275,556 shares of common stock had been issued under the ESPP.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Product warranty:

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. A summary of accrued warranties for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Balance at beginning of period	$10,862	$11,162
Charged to costs and expenses	1,217	971
Claims settled	(1,063)	(863)

Balance at end of period	$11,016	$11,270

Recent Accounting Pronouncements:

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim quarters beginning after November 15, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. This Statement permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See Note 9.

NOTE 2 - INVENTORIES, NET

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Inventories, net, consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$3,183	$392
Work in process	2,148	3,979
Finished goods	232,755	261,503

	$238,086	$265,874

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	March 31, 2008		December 31, 2007
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,603	$(612)	$1,603	$(556)

Intangible assets not subject to amortization:
Trademarks and trade names	$46,771		$46,771
Goodwill	17,273		17,273

	$64,044		$64,044

Amortization expense for intangible assets subject to amortization is estimated to be $224,000 in each of 2008, 2009, and 2010, and $187,000 in 2011 and 2012.

Other non-current assets totaled $5,527,000 and $5,276,000 at March 31, 2008 and December 31, 2007, respectively.

NOTE 4 - COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of foreign currency translation adjustments and the unrealized gains and losses on derivative transactions. A summary of comprehensive income, net of related tax effects, for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Net income	$19,931	$26,086
Other comprehensive income:
Unrealized derivative holding gains arising during period	566	194
Reclassification to net income of previously deferred gains on derivative transactions	(793)	(234)
Foreign currency translation adjustments	10,862	1,622

Other comprehensive income	10,635	1,582

Comprehensive income	$30,566	$27,668

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding losses on derivative transactions	Accumulated other comprehensive income
Balance at December 31, 2007	$61,060	$(3,419)	$57,641
Activity for the three months ended March 31, 2008	10,862	(227)	10,635

Balance at March 31, 2008	$71,922	$(3,646)	$68,276

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5 - EARNINGS PER SHARE

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock option and restricted stock units determined using the treasury stock method.

A reconciliation of the shares of common stock used in the denominator for computing basic and diluted EPS for the three months ended March 31, 2008 and 2007 is as follows (in thousands, except per share amounts):

	2008	2007
Weighted average shares of common stock outstanding, used in computing basic earnings per share	35,359	36,181
Effect of dilutive stock options and restricted stock units	154	374

Weighted-average shares of common stock outstanding, used in computing diluted earnings per share	35,513	36,555

Earnings per share of common stock:
Basic	$0.56	$0.72
Diluted	0.56	0.71

Stock options and service-based restricted stock units representing 1,248,886 and 272,905 shares of common stock were outstanding for the three months ended March 31, 2008 and 2007, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be anti-dilutive. Performance-based restricted stock units representing 7,670 and 4,136 shares were excluded in the computation of diluted EPS for the three months ended March 31, 2008 and 2007, respectively, as these shares were subject to performance conditions that had not been met.

Since the inception of the Company’s stock repurchase plan in 2004 through March 31, 2008, the Company’s Board of Directors has authorized the repurchase of $400,000,000 of the Company’s common stock and the Company has repurchased 7,573,786 shares under this program at an aggregate purchase price of approximately $356,329,000. During the three months ended March 31, 2008, the Company repurchased an aggregate of $40,260,000 under the stock repurchase plan, of which $23,139,000 was recorded as a reduction to total retained earnings. Otherwise, the aggregate purchase price would have resulted in a negative common stock carrying amount. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The geographic distribution of the Company’s net sales, income before income tax, interest income (expense), income tax expense, depreciation and amortization expense, identifiable assets, and goodwill are summarized in the following tables (in thousands). In addition to the geographic distribution of net sales, the Company’s net sales by major product line are also summarized below. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	Three Months Ended March 31,
	2008	2007
Net sales to unrelated entities:
United States	$155,784	$155,499
EMEA	65,657	67,695
LAAP	49,027	40,679
Canada	26,895	25,767

	$297,363	$289,640

Income before income tax:
United States	$7,295	$19,761
EMEA	9,078	6,663
LAAP	6,937	5,374
Canada	5,181	5,494
Interest and other income and eliminations	1,257	2,233

	$29,748	$39,525

Interest income (expense), net:
United States	$1,965	$2,635
EMEA	(191)	(403)
LAAP	267	91
Canada	221	(131)

	$2,262	$2,192

Income tax expense:
United States	$5,763	$8,984
EMEA	807	1,337
LAAP	1,549	1,292
Canada	1,698	1,826

	$9,817	$13,439

Depreciation and amortization expense:
United States	$5,530	$3,688
EMEA	1,933	2,324
LAAP	347	249
Canada	57	70

	$7,867	$6,331

	March 31, 2008	December 31, 2007
Assets:
United States	$811,152	$872,027
EMEA	242,367	239,007
LAAP	81,225	78,308
Canada	93,181	97,815

Total identifiable assets	1,227,925	1,287,157
Eliminations and reclassifications	(120,268)	(120,676)

Total assets	$1,107,657	$1,166,481

Goodwill:
United States	$16,771	$16,771
EMEA	502	502
LAAP	—	—
Canada	—	—

	$17,273	$17,273

	Three Months Ended March 31,
	2008	2007
Net sales to unrelated entities:
Outerwear	$69,636	$59,846
Sportswear	161,102	163,082
Footwear	51,316	52,907
Accessories and equipment	15,309	13,805

	$297,363	$289,640

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company’s risk management programs, the Company uses a variety of financial instruments, including foreign currency option and forward contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company hedges against the currency risk associated with firmly committed and anticipated transactions for the next twelve months denominated in European euros, Canadian dollars and Japanese yen. The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended, such financial instruments are marked to market with the effective portion offset to accumulated other comprehensive income and any ineffective portion offset to current earnings. Accumulated other comprehensive income is subsequently recognized as a component of cost of goods sold when the underlying transaction is recognized. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the three months ended March 31, 2008 and 2007.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Letters of credit outstanding issued for purchase orders of inventory were $12,587,000 and $13,738,000 at March 31, 2008 and December 31, 2007, respectively.

Product purchase obligations for open production purchase orders for sourced apparel, footwear, accessories and equipment, and materials used to manufacture apparel were $328,636,000 and $148,835,000 at March 31, 2008 and December 31, 2007, respectively.

Future minimum operating lease payments, including rent escalation clauses, were $126,222,000 and $94,274,000 at March 31, 2008 and December 31, 2007, respectively. Future minimum payments do not include real estate taxes, insurance, common area maintenance and other costs for which the Company may be obligated.

There have not been any other material changes relating to the commitments and contingencies reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 9 - FAIR VALUE MEASURES

The Company adopted the provisions of SFAS No. 157 effective January 1, 2008. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 – observable inputs such as quoted prices in active markets;

Level 2 – inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,126	$1,126	—	—
Liabilities:
Derivative financial instruments	$4,101	$4,101	—	—

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Derivative financial instruments consist of forward contracts accounted for as cash flow hedges that the Company uses to hedge against the currency risk associated with firmly committed and anticipated transactions. See Note 4 and Note 7 for further discussion.

There were no assets and liabilities measured at fair value on a nonrecurring basis.

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

In 2007, we reclassified our geographical net sales and segment reporting to reflect changes in our internal management and oversight structure as well as growth of the international distributor business. Net sales to international distributors, previously included as part of “Other International,” have been regrouped into either the new Europe, Middle-East and Africa (“EMEA”) or Latin America and Asia Pacific (“LAAP”) region, in accordance with the markets in which each respective distributor operates. Previously reported geographical net sales information for the period ended March 31, 2007 were reclassified to reflect this change.

All references to quarters relate to the three months ended March 31 of the particular year.

Overview

Since our initial public offering in 1998, our net sales have steadily increased from $427.3 million in 1998 to $1,356.0 million in 2007, which equates to a compound annual growth rate of 14% for this period. Although we cannot predict future results with certainty, we are committed to our demand creation and retail expansion strategies to stimulate increased consumer demand and improve inventory management with minimal disruption to our wholesale distribution channels. With our commitment to investment in these strategies, well-developed sourcing and distribution infrastructure and proven design and product development team, we believe that we are well positioned to establish sustainable platforms that will support improved long-term growth and profitability.

Highlights for the first quarter of 2008 are as follows:

•

Our backlog for the fall 2008 selling season as of March 31, 2008 decreased $27.7 million, or 4%, to $714.4 million from $742.1 million as of March 31, 2007. Changes in foreign currency exchange rates compared with 2007 contributed four percentage points of benefit to the fall 2008 backlog comparison. The decrease in our fall backlog was primarily the result of a decline in our United States and EMEA direct Columbia brand apparel businesses. Based in part on our fall 2008 backlog, combined with our plans to expand our retail operations and the estimated effect of foreign currency exchange rates, we currently project full year 2008 sales growth of approximately 2%. Although we cannot predict with certainty any future results, our reported backlog is one indicator of our anticipated net sales for the fall 2008 selling season. Many factors, however, could cause actual sales to differ materially from reported future order backlog, including the potential cancellation of orders by customers. Moreover, our fall 2008 backlog should not be used in forecasting sales beyond the fall 2008 selling season.

•

Net sales increased $7.8 million, or 3%, to $297.4 million from $289.6 million for the comparable period in 2007. Changes in foreign currency exchange rates compared with the first quarter of 2007 contributed five percentage points of consolidated net sales growth. The increase in sales was driven by sales growth in the outerwear category and in our LAAP region, offset by weak sales in our EMEA region. Net sales in the United States of $155.8 million were essentially equal to last year’s first quarter net sales.

•	Gross profit increased 20 basis points to 43.9% of net sales from 43.7% of net sales for the comparable period in 2007. This expansion was primarily due to favorable foreign currency hedge rates.

•

Selling, general and administrative (“SG&A”) expense increased $13.5 million, or 15%, to $103.9 million from $90.4 million for the comparable period in 2007. We expect full year 2008 SG&A expense, as a percentage of net sales, to increase compared to 2007 due primarily to planned increased investment in incremental marketing activities in 2008 to support key seasonal and product initiatives, together with initial investment and incremental operating costs of our new retail stores.

•	Net income was $19.9 million or $0.56 per diluted share compared to $26.1 million or $0.71 per diluted share for the comparable period in 2007.

Results of Operations

Net income decreased $6.2 million, or 24%, to $19.9 million for the first quarter of 2008 from $26.1 million for the comparable period in 2007. Diluted earnings per share were $0.56 for the first quarter of 2008 compared to $0.71 for the comparable period in 2007.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our consolidated statements of operations:

	Three Months Ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	56.1	56.3

Gross profit	43.9	43.7
Selling, general and administrative expense	34.9	31.2
Net licensing income	0.2	0.4

Income from operations	9.2	12.9
Interest income, net	0.8	0.7

Income before income tax	10.0	13.6
Income tax expense	3.3	4.6

Net income	6.7%	9.0%

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Net Sales: Consolidated net sales increased 3% to $297.4 million for the first quarter of 2008 from $289.6 million for the comparable period in 2007. Changes in foreign currency exchange rates compared with the first quarter of 2007 contributed five percentage points of consolidated net sales growth.

The increase in net sales was primarily driven by sales in our LAAP region, followed by Canada, partially offset by a decrease in sales in our EMEA region. Net sales in the United States remained essentially flat compared to the first quarter of 2007. By product category, increased net sales were led by outerwear, followed by accessories and equipment, partially offset by decreased net sales in sportswear and footwear.

Sales by Geographic Region

Net sales in the United States increased $0.3 million, or less than 1%, to $155.8 million for the first quarter of 2008 from $155.5 million for the comparable period in 2007. The increase in net sales in the United States was led by outerwear, followed by footwear and accessories and equipment, offset by a decrease in sportswear. Sportswear sales decreased primarily due to poor retail sales resulting from unseasonably cool weather conditions in the early part of the spring season last year which negatively affected our spring 2008 order volume, coupled with the current weak U.S. retail environment resulting from difficult macro-economic conditions.

Net sales in the EMEA region decreased $1.9 million, or 3%, to $65.7 million for the first quarter of 2008 from $67.6 million for the comparable period in 2007. Changes in foreign currency exchange rates compared with 2007 contributed ten percentage points of benefit to the EMEA net sales comparison. The decrease in net sales in the EMEA region was led by footwear, followed by outerwear, partially offset by an increase in accessories and equipment sales. Net sales of sportswear in the EMEA region remained essentially flat compared to the first quarter of 2007. EMEA direct net sales decreased across all major markets primarily as a result of the misalignment of our regional product line within the Columbia brand. Our new European management team is working closely with our U.S. product, sales and marketing teams on multiple levels to realign the product assortment for these markets. Our EMEA distributor sales declined as a result of earlier shipments of spring 2008 product that occurred in the fourth quarter of 2007.

Net sales in the LAAP region increased $8.3 million, or 20%, to $49.0 million for the first quarter of 2008 from $40.7 million for the comparable period in 2007. Changes in foreign currency exchange rates compared with 2007 contributed four percentage points of LAAP net sales growth. Sales growth in the LAAP region was led by our Japan business, followed by our Korea and LAAP distributor businesses. The increase in Japan sales was led by outerwear, primarily due to an extended and unseasonably cool fall 2007 season. The increase in Korea sales consisted of increased sportswear and outerwear sales, including technical sportswear styles and outerwear jackets.

Net sales in Canada increased $1.1 million, or 4%, to $26.9 million for the first quarter of 2008 from $25.8 million for the comparable period in 2007. Changes in foreign currency exchange rates compared with 2007 contributed fifteen percentage points of benefit to the Canada net sales comparison. The increase in Canada’s net sales was primarily the result of incremental sales of spring 2008 Mountain Hardwear brand and Montrail brand products which were previously sold through third party distributors. We began selling Mountain Hardwear brand and Montrail brand products directly in the Canadian market beginning with the spring 2008 product line.

Sales by Product Category

Net sales from sportswear decreased $2.0 million, or 1%, to $161.1 million for the first quarter of 2008 from $163.1 million for the comparable period in 2007. The decrease in sportswear sales was the result of a decrease in sales in the United States, partially offset by increased sales in LAAP and Canada, while sales of sportswear remained constant in our EMEA region. We primarily attribute the decrease in sportswear sales in the United States to poor retail sales resulting from unseasonably cool weather conditions in the early part of the spring season last year which negatively affected our spring 2008 order volume, coupled with the current weak U.S. retail environment resulting from difficult macro-economic conditions.

Net sales from outerwear increased $9.8 million, or 16%, to $69.6 million for the first quarter of 2008 from $59.8 million for the comparable period in 2007. The increase in outerwear sales was led by LAAP, followed by the United States and Canada, partially offset by a slight decrease in outerwear sales in EMEA. The increase in outerwear sales in LAAP was primarily the result of an extended and unseasonably cool fall 2007 season in Japan and increased sales by LAAP distributors to accommodate some southern hemisphere distributors’ counter-seasonal demand. The increase in outerwear sales in the United States was primarily the result of our expanded retail business and, to a lesser extent, an increase in wholesale sales.

Net sales from footwear decreased $1.6 million, or 3%, to $51.3 million for the first quarter of 2008 from $52.9 million for the comparable period in 2007. The decrease in footwear sales was led by EMEA, followed by LAAP and Canada, offset by an increase in footwear sales in the United States. The decrease in footwear sales in EMEA and LAAP was primarily due to a decrease in EMEA and LAAP distributor sales as a result of earlier shipments of spring 2008 product that occurred in the fourth quarter of 2007.

Net sales from accessories and equipment increased $1.6 million, or 12%, to $15.4 million for the first quarter of 2008 from $13.8 million for the comparable period in 2007. The increase in accessories and equipment sales was led by LAAP, followed by Canada, the United States and EMEA.

Gross Profit: Gross profit, as a percentage of net sales, increased to 43.9% for the first quarter of 2008 from 43.7% for the comparable period in 2007. Gross profit percentages expanded in our outerwear, accessories and equipment and sportswear categories, offset by a contraction in footwear gross profit percentage. The increase in gross profit percentages was primarily due to favorable foreign currency hedge rates.

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

SG&A expense increased $13.5 million, or 15%, to $103.9 million for the first quarter of 2008 from $90.4 million for the comparable period in 2007. Selling expenses increased $2.0 million, or 7%, and general and administrative expenses increased $11.5 million, or 18%. As a percentage of net sales, SG&A expense increased to 34.9% of net sales for the first quarter of 2008 from 31.2% of net sales for the comparable period in 2007.

Selling expenses, including commissions and advertising, increased to 9.7% of net sales for the first quarter of 2008 from 9.3% of net sales for the comparable period in 2007. We attribute the increase in selling expenses as a percentage of net sales to our increased marketing investments in support of our Omni-Shade™ apparel and Techlite™ footwear launches, which occurred in the first quarter of 2008.

The increase in general and administrative expenses primarily resulted from our start-up and operational costs of our new retail stores and higher depreciation costs related to our Portland distribution center retrofit project that came on-line in April 2007. Depreciation and amortization included in SG&A expense totaled $7.5 million for the first quarter of 2008 compared to $6.1 million for the same period in 2007.

Net Licensing Income: We derive net licensing income from income that we earn through licensing our trademarks across a range of categories that complement our current product offerings. Products distributed by our licensees for the first quarter of 2008 included socks, bicycles, insulated products including soft-sided coolers, leather accessories, camping gear, eyewear, leather outerwear, performance base layer, watches, home furnishings, and other accessories.

Net licensing income was $0.8 million for the first quarter of 2008 compared to $1.0 million for the same period in 2007. The components of licensing income were led by bicycles, followed by socks, eyewear, camping, insulated products and leather accessories.

Interest (Income) Expense, Net: Interest income was $2.3 million for the first quarter of 2008 compared to $2.2 million for the same period in 2007. The increase in interest income was due to a higher cash and cash equivalents balance compared to the same period in 2007. Interest expense was nominal for the first quarter of 2008 and the comparable period in 2007.

Income Tax Expense: The provision for income taxes decreased to $9.8 million for the first quarter of 2008 from $13.4 million for the comparable period in 2007 due to lower income and a lower effective tax rate for the first quarter of 2008 compared to the same period in 2007. Our effective income tax rate was 33.0% for the first quarter of 2008 compared to 34.0% for the same period in 2007.

Backlog

We typically receive the bulk of our wholesale orders for each of the fall and spring seasons at least three months prior to the date the products are shipped to customers. Generally, orders are subject to cancellation prior to the date of shipment. At March 31, 2008, our combined 2008 wholesale order backlog for the spring and fall seasons totaled $849.8 million, compared to $888.7 million at March 31, 2007. For a variety of reasons, including the relative volume of our own retail sales, the timing of shipments, timing of order deadlines, timing of receipt of orders, product mix of customer orders, order cancellations, the amount of in-season orders, and fluctuations in foreign currency rates, backlog at March 31 may not be a reliable measure of future sales for any succeeding period. For these reasons backlog figures in one year also may not be directly comparable to backlog figures in another year when measured at the same date.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and for the continued growth of the business. At March 31, 2008, we had total cash and cash equivalents of $276.2 million compared to $192.0 million at December 31, 2007. Net cash provided by operating activities was $62.4 million for the first quarter of 2008 compared $51.4 million for the same period in 2007. The change was primarily due to a higher reduction in inventory, partially offset by a higher reduction in accounts payable and a reduction in net income during the first quarter of 2008 compared to the same period in 2007.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash provided by investing activities was $69.0 million for the first quarter of 2008 compared to net cash used in investing activities of $40.0 million for the comparable period in 2007. For the 2008 period, net cash provided by investing activities primarily consisted of $80.0 million for net liquidations of short-term investments, partially offset by $14.2 million for capital expenditures. For the 2007 period, net cash used in investing activities primarily consisted of $34.2 million for net purchases of short-term investments and $6.0 million for capital expenditures.

Cash used in financing activities was $45.8 million for the first quarter of 2008 compared to net cash provided by financing activities of $2.9 million for the comparable period in 2007. For the 2008 period, net cash used in financing activities primarily consisted of the repurchase of common stock at an aggregate price of $40.3 million and payment of a dividend of $5.6 million. For the 2007 period, net cash provided by financing activities primarily consisted of $10.5 million of proceeds from the issuance of common stock, offset by payment of a dividend of $5.1 million and the repayment of notes payable of $3.6 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $50.0 million to $125.0 million, of which $25.0 million to $100.0 million is committed. At March 31, 2008, no balance was outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $128.2 million at March 31, 2008, of which $4.9 million is designated as a European customs guarantee. At March 31, 2008, no balance was outstanding under these lines of credit.

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

Off-Balance Sheet Arrangements

We maintain unsecured and uncommitted import lines of credit with a combined limit of $150.0 million at March 31, 2008, available for issuing documentary letters of credit. At March 31, 2008, we had letters of credit outstanding in the amount of $12.6 million issued for purchase orders for inventory.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim quarters beginning after November 15, 2008. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. This standard permits us to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cash flows. See Note 9 of Notes to Consolidated Financial Statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Success Depends on Our Growth Strategies

We face many challenges in implementing our growth strategies. For example, our expansion into international markets involves countries where we have little sales or distribution experience and where our brands are not yet widely known. Expanding our product categories involves, among other things, gaining experience with new brands and products, gaining consumer acceptance, and establishing and protecting intellectual property rights. Increasing sales to department stores and improving the sales productivity of our customers will each depend on various factors, including strength of our brand names, competitive conditions, our ability to manage increased sales and future expansion, the availability of desirable locations and the negotiation of terms with retailers. Future terms with customers may be less favorable to us than those under which we now operate. Large retailers in particular increasingly seek to transfer various costs of business to their vendors, such as the cost of lost profits from product price markdowns. Our strategy to open and operate additional outlet and first-line retail stores also involves many challenges and risks. The success of our retail initiative depends on our ability to adapt our internal processes to facilitate direct-to-consumer sales, to effectively manage retail store inventory, to hire, retain and train personnel capable of managing a retail operation, to identify and negotiate favorable terms for new retail locations, and to effectively manage construction, opening, and ongoing operations of stores in multiple locations.

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

Item 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs –
January 1, 2008 to January 31, 2008	—	—	—	$83,865,000
February 1, 2008 to February 29, 2008	826,426	$41.63	826,426	49,460,000
March 1, 2008 to March 31, 2008	141,749	40.84	141,749	43,671,000

Total	968,175	$41.51	968,175	$43,671,000

(1)

Since the inception of our stock repurchase plan in 2004 through March 31, 2008, our Board of Directors has authorized the repurchase of $400,000,000 of our common stock and we have repurchased 7,573,786 shares under this program at an aggregate purchase price of approximately $356,329,000. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

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

COLUMBIA SPORTSWEAR COMPANY

Date: May 8, 2008	/s/ BRYAN L. TIMM
Bryan L. Timm
Vice President and Chief Financial Officer