Form 10-Q
period 2008-06-30
COLUMBIA SPORTSWEAR CO
filed 2008-08-08
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes  ☐    No  ☒

The number of shares of Common Stock outstanding on July 31, 2008 was 34,729,840.

COLUMBIA SPORTSWEAR COMPANY

JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$324,885	$191,950
Short-term investments	2,546	81,598
Accounts receivable, net of allowance of $7,023 and $7,369, respectively	172,633	300,506
Inventories, net (Note 2)	272,851	265,874
Deferred income taxes	33,276	31,169
Prepaid expenses and other current assets	29,496	14,567

Total current assets	835,687	885,664
Property, plant, and equipment, net of accumulated depreciation of $183,311 and $168,067, respectively	228,728	210,450
Intangibles and other non-current assets (Note 3)	53,119	53,094
Goodwill (Note 3)	17,273	17,273

Total assets	$1,134,807	$1,166,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$91,158	$95,412
Accrued liabilities	56,664	62,549
Income taxes payable	4,581	7,436
Deferred income taxes	997	949
Other current liabilities	123	185

Total current liabilities	153,523	166,531
Income taxes payable	20,174	18,663
Deferred income taxes	5,961	8,968
Other long-term liabilities	7,282	2,198

Total liabilities	186,940	196,360
Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 34,836 and 35,824 issued and outstanding (Note 5)	3,841	17,004
Retained earnings	877,136	895,476
Accumulated other comprehensive income (Note 4)	66,890	57,641

Total shareholders’ equity	947,867	970,121

Total liabilities and shareholders’ equity	$1,134,807	$1,166,481

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$213,147	$218,560	$510,510	$508,200
Cost of sales	127,382	127,985	294,190	290,927

Gross profit	85,765	90,575	216,320	217,273
Selling, general, and administrative expense	91,256	79,222	195,168	169,583
Net licensing income	1,161	1,054	2,004	2,050

Income (loss) from operations	(4,330)	12,407	23,156	49,740
Interest income, net	2,327	2,799	4,589	4,991

Income (loss) before income tax	(2,003)	15,206	27,745	54,731
Income tax (expense) benefit	233	(5,169)	(9,584)	(18,608)

Net income (loss)	$(1,770)	$10,037	$18,161	$36,123

Earnings (loss) per share (Note 5):
Basic	$(0.05)	$0.28	$0.52	$1.00
Diluted	(0.05)	0.27	0.52	0.99
Cash dividends per share:	$0.16	$0.14	$0.32	$0.28
Weighted average shares outstanding:
Basic	34,817	36,179	35,084	36,180
Diluted	34,817	36,548	35,190	36,552

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash provided by (used in) operating activities:
Net income	$18,161	$36,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,232	14,398
Loss on disposal of property, plant, and equipment	115	165
Deferred income tax benefit	(5,772)	(266)
Stock-based compensation	3,587	3,696
Tax benefit (expense) from employee stock plans	(126)	2,822
Excess tax benefit from employee stock plans	(14)	(1,602)
Changes in operating assets and liabilities:
Accounts receivable	130,455	105,418
Inventories	(5,936)	(95,475)
Prepaid expenses and other current assets	(14,721)	(1,837)
Intangibles and other assets	(36)	538
Accounts payable	(4,648)	28,533
Accrued liabilities	(6,653)	(11,467)
Income taxes payable	1,271	(9,577)
Other liabilities	5,020	(45)

Net cash provided by operating activities	135,935	71,424

Cash provided by (used in) investing activities:
Purchases of short-term investments	(52,337)	(211,654)
Sales of short-term investments	131,565	210,270
Capital expenditures	(28,369)	(13,250)
Proceeds from sale of property, plant, and equipment	27	23

Net cash provided by (used in) investing activities	50,886	(14,611)

Cash provided by (used in) financing activities:
Proceeds from notes payable	8,797	14,148
Repayments on notes payable	(8,797)	(17,773)
Proceeds from long-term debt	23	—
Repayment of long-term debt	(11)	(11)
Proceeds from issuance of common stock	2,675	13,673
Excess tax benefit from employee stock plans	14	1,602
Repurchase of common stock	(44,628)	(17,433)
Cash dividends paid	(11,172)	(10,130)

Net cash used in financing activities	(53,099)	(15,924)

Net effect of exchange rate changes on cash	(787)	2,179

Net increase in cash and cash equivalents	132,935	43,068
Cash and cash equivalents, beginning of period	191,950	64,880

Cash and cash equivalents, end of period	$324,885	$107,948

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$25	$66
Cash paid during the period for income taxes	12,890	28,166

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management include all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. A significant part of our business is of a seasonal nature; therefore, the results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Estimates and assumptions:

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

Concentration of credit risk:

The Company had one customer in its EMEA segment that accounted for approximately 12.9% of consolidated revenues for the three months ended June 30, 2008. No single customer accounted for greater than or equal to 10% of consolidated accounts receivable at June 30, 2008. The Company had one customer in its Canadian segment that accounted for approximately 12.4% of consolidated accounts receivable outstanding at December 31, 2007. No single customer accounted for greater than or equal to 10% of consolidated revenues for the three months ended December 31, 2007.

Cash and cash equivalents:

Cash and cash equivalents are stated at cost, which approximates fair value, and include investments with maturities of three months or less at the date of acquisition. Cash and cash equivalents were $324,885,000 and $191,950,000 at June 30, 2008 and December 31, 2007, respectively, primarily consisting of money market funds and certificates of deposit.

Short-term investments:

Short-term investments consist of certificates of deposit with maturities greater than three months and less than six months from the date of purchase at June 30, 2008. At December 31, 2007, short-term investments consisted of certificates of deposit with maturities greater than three months and less than six months from the date of purchase and variable rate demand notes and obligations that generally mature up to 30 years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method. The Company did not hold any auction-rate securities at June 30, 2008 or December 31, 2007 and has no investments considered to be trading or held-to-maturity securities.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property, plant, and equipment:

Property, plant, and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation of buildings, machinery and equipment, furniture and fixtures and amortization of leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets. The principal estimated useful lives are: land improvements, 15 years; building and improvements, 15-30 years; machinery and equipment, 3-5 years; and furniture and fixtures, 3-10 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the remaining term of the underlying lease.

Stock-based compensation:

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 7,400,000 shares of the Company’s Common Stock, of which 679,268 shares were available for future grants under the Plan at June 30, 2008. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments. The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment.

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

The following table shows the weighted average assumptions for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected term	6.12 years	5.64 years	4.43 years	5.07 years
Expected stock price volatility	31.31%	32.97%	25.00%	29.10%
Risk-free interest rate	3.25%	4.68%	2.53%	4.59%
Expected dividend yield	1.54%	1.00%	1.56%	1.00%
Estimated average fair value per option granted	$12.89	$23.36	$ 8.63	$19.16

The following table summarizes stock option activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	1,358,417	$46.70	6.54	$4,497
Granted	617,200	41.11
Cancelled	(95,011)	49.17
Exercised	(80,257)	33.91

Options outstanding at June 30, 2008	1,800,349	$45.22	7.16	$1,547

Options vested and expected to vest at June 30, 2008	1,705,990	$45.15	7.05	$1,547

Options exercisable at June 30, 2008	963,584	$44.85	5.35	$1,547

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. Total stock option compensation expense for the six months ended June 30, 2008 and 2007 was $1,878,000 and $2,398,000, respectively. At June 30, 2008 and 2007, unrecognized costs related to stock options totaled approximately $8,281,000 and $8,887,000, respectively, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at June 30, 2008 are expected to be recognized over a weighted average period of 1.67 years. The aggregate intrinsic value of stock options exercised was $716,000 and $10,125,000 for the six months ended June 30, 2008 and 2007, respectively. The total cash received as a result of stock option exercises for the six months ended June 30, 2008 and 2007 was $2,675,000 and $13,673,000, respectively.

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

The following table presents the weighted average assumptions for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Vesting period	2.20 years	3.06 years	2.73 years	3.11 years
Expected dividend yield	1.51%	1.55%	1.00%	1.00%
Estimated average fair value per restricted stock unit granted	$40.87	$39.37	$64.09	$60.61

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 31, 2007	159,870	$55.31
Granted	163,948	39.37
Vested	(9,453)	56.03
Forfeited	(23,256)	49.46

Restricted stock units outstanding at June 30, 2008	291,109	$46.78

Restricted stock unit compensation expense for the six months ended June 30, 2008 and 2007 was $1,709,000 and $1,298,000, respectively. At June 30, 2008 and 2007, unrecognized costs related to restricted stock units totaled approximately $8,943,000 and $7,490,000, respectively, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at June 30, 2008 are expected to be recognized over a weighted average period of 2.00 years. The total fair value of restricted stock units vested during the six months ended June 30, 2008 and 2007 was $530,000 and $703,000, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

1999 Employee Stock Purchase Plan

In 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty-five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended offerings under the ESPP indefinitely. As of June 30, 2008 a total of 275,556 shares of common stock had been issued under the ESPP.

Product warranty:

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. A summary of accrued warranties for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$11,016	$11,270	$10,862	$11,162
Charged to costs and expenses	871	537	2,088	1,508
Claims settled	(941)	(611)	(2,004)	(1,474)

Balance at end of period	$10,946	$11,196	$10,946	$11,196

Recent accounting pronouncements:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. This Statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim quarters beginning after November 15, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This Statement replaces SFAS No. 141 and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non- controlling interest in the acquiree at fair value. SFAS No. 141R also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

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

Inventories, net, consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$481	$392
Work in process	9,605	3,979
Finished goods	262,765	261,503

	$272,851	$265,874

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	June 30, 2008		December 31, 2007
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,603	$(668)	$1,603	$(556)

Intangible assets not subject to amortization:
Trademarks and trade names	$46,771		$46,771
Goodwill	17,273		17,273

	$64,044		$64,044

Amortization expense for intangible assets subject to amortization is estimated to be $224,000 in each of 2008, 2009, and 2010, and $187,000 in 2011 and 2012.

Other non-current assets totaled $5,413,000 and $5,276,000 at June 30, 2008 and December 31, 2007, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4 - COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of foreign currency translation adjustments and the unrealized gains and losses on derivative transactions. A summary of comprehensive income, net of related tax effects, for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(1,770)	$10,037	$18,161	$36,123
Other comprehensive income (loss):
Unrealized derivative holding gains (losses) arising during period	341	(1,651)	907	(1,456)
Reclassification to net income (loss) of previously deferred (gains) losses on derivative transactions	748	(205)	(45)	(439)
Foreign currency translation adjustments	(2,475)	6,437	8,387	8,059

Other comprehensive income (loss)	(1,386)	4,581	9,249	6,164

Comprehensive income (loss)	$(3,156)	$14,618	$27,410	$42,287

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding losses on derivative transactions	Accumulated other comprehensive income
Balance at December 31, 2007	$61,060	$(3,419)	$57,641
Activity for the six months ended June 30, 2008	8,387	862	9,249

Balance at June 30, 2008	$69,447	$(2,557)	$66,890

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

A reconciliation of the shares of common stock used in the denominator for computing basic and diluted EPS for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares of common stock outstanding, used in computing basic earnings per share	34,817	36,179	35,084	36,180
Effect of dilutive stock options and restricted stock units	—	369	106	372

Weighted-average shares of common stock outstanding, used in computing diluted earnings per share	34,817	36,548	35,190	36,552

Earnings (loss) per share of common stock:
Basic	$(0.05)	$0.28	$0.52	$1.00
Diluted	(0.05)	0.27	0.52	0.99

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock options and service-based restricted stock units representing 2,104,802 and 296,159 shares of common stock were outstanding for the three months ended June 30, 2008 and 2007, respectively, and 1,383,555 and 241,755 shares of common stock were outstanding for the six months ended June 30, 2008 and 2007, respectively, but these shares were excluded from the computation of diluted EPS because their effect would be anti-dilutive either due to a net loss in the period or as a result of applying the treasury stock method in accordance with SFAS No. 128. Performance-based restricted stock units representing 48,919 and 25,040 shares of common stock were outstanding for the three months ended June 30, 2008 and 2007, respectively, and 42,883 and 23,584 shares of common stock were outstanding for the six months ended June 30, 2008 and 2007, respectively, but were excluded from the computation of diluted EPS either due to a net loss in the period or the shares were subject to performance conditions that had not been met.

Since the inception of the Company’s stock repurchase plan in 2004 through June 30, 2008, the Company’s Board of Directors has authorized the repurchase of $400,000,000 of the Company’s common stock and the Company has repurchased 7,680,660 shares under this program at an aggregate purchase price of approximately $360,695,000. During the six months ended June 30, 2008, the Company repurchased an aggregate of $44,560,000 under the stock repurchase plan, of which $25,329,000 was recorded as a reduction to total retained earnings. Otherwise, the aggregate purchase price would have resulted in a negative common stock carrying amount. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

NOTE 6 - SEGMENT INFORMATION

The Company operates in four geographic segments: (1) United States, (2) Europe, Middle East and Africa (“EMEA”), (3) Latin America and Asia Pacific (“LAAP”), and (4) Canada, which are reflective of the Company’s internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, production, marketing and selling of active outdoor apparel, including outerwear, sportswear, footwear and related accessories and equipment.

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

The geographic distribution of the Company’s net sales, income (loss) before income tax, interest income (expense), income tax (expense) benefit, depreciation and amortization expense, identifiable assets, and goodwill are summarized in the following tables (in thousands). In addition to the geographic distribution of net sales, the Company’s net sales by major product line are also summarized below. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales to unrelated entities:
United States	$95,581	$117,054	$251,365	$272,553
EMEA	63,500	56,168	129,157	123,863
LAAP	40,077	33,369	89,104	74,048
Canada	13,989	11,969	40,884	37,736

	$213,147	$218,560	$510,510	$508,200

Income (loss) before income tax:
United States	$(14,088)	$6,344	$(6,793)	$26,105
EMEA	1,877	1,277	10,955	7,940
LAAP	5,933	4,140	12,870	9,514
Canada	1,264	629	6,445	6,123
Interest and other income and eliminations	3,011	2,816	4,268	5,049

	$(2,003)	$15,206	$27,745	$54,731

Interest income (expense), net:
United States	$1,634	$2,544	$3,599	$5,179
EMEA	182	(323)	(9)	(726)
LAAP	200	91	467	182
Canada	311	487	532	356

	$2,327	$2,799	$4,589	$4,991

Income tax (expense) benefit:
United States	$1,252	$(4,869)	$(4,511)	$(13,853)
EMEA	440	397	(367)	(940)
LAAP	(1,305)	(742)	(2,854)	(2,034)
Canada	(154)	45	(1,852)	(1,781)

	$233	$(5,169)	$(9,584)	$(18,608)

Depreciation and amortization expense:
United States	$4,804	$4,987	$10,334	$8,675
EMEA	1,789	2,460	3,722	4,784
LAAP	678	562	1,025	811
Canada	94	58	151	128

	$7,365	$8,067	$15,232	$14,398

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets:
United States	$808,687	$872,027
EMEA	264,321	239,007
LAAP	75,741	78,308
Canada	97,086	97,815

Total identifiable assets	1,245,835	1,287,157
Eliminations and reclassifications	(111,028)	(120,676)

Total assets	$1,134,807	$1,166,481

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales to unrelated entities:
Sportswear	$115,510	$124,411	$276,612	$287,493
Outerwear	41,778	39,812	111,414	99,658
Footwear	42,428	42,482	93,745	95,389
Accessories and equipment	13,431	11,855	28,739	25,660

	$213,147	$218,560	$510,510	$508,200

NOTE 7 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company’s risk management programs, the Company uses a variety of financial instruments, including foreign currency option and forward contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company hedges against the currency risk associated with firmly committed and anticipated transactions for approximately the next twelve months denominated in European euros, Canadian dollars and Japanese yen. The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended, such financial instruments are marked to market with the effective portion offset to accumulated other comprehensive income and any ineffective portion offset to current earnings. Amounts accumulated in other comprehensive income are subsequently amortized to cost of goods sold when the underlying transaction is included in earnings. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. Hedge ineffectiveness was not material during the six months ended June 30, 2008 and 2007.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Letters of credit outstanding issued for purchase orders of inventory were $6,299,000 and $13,738,000 at June 30, 2008 and December 31, 2007, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Product purchase obligations for open production purchase orders for sourced apparel, footwear, accessories and equipment, and materials used to manufacture apparel were $341,805,000 and $148,835,000 at June 30, 2008 and December 31, 2007, respectively.

Future minimum operating lease payments, including rent escalation clauses, were $166,594,000 and $94,274,000 at June 30, 2008 and December 31, 2007, respectively. Future minimum payments do not include real estate taxes, insurance, common area maintenance and other costs for which the Company may be obligated.

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

Level 1 –	observable inputs such as quoted prices in active markets;

Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 are as follows (in thousands):

	Total	Level 1 (1)	Level 2 (2)	Level 3
Assets:
Cash and cash equivalents	$324,885	$324,885	$—	—
Short-term investments	2,546	2,546	—	—
Derivative financial instruments	971	—	971	—
Liabilities:
Derivative financial instruments	$3,234	—	$3,234	—

(1)	Level 1 assets include money market funds and certificates of deposit which cost approximates fair value.

(2)	Level 2 assets and liabilities include derivative financial instruments which are valued based on significant observable inputs. See Note 4 and Note 7 for further discussion.

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

In 2007, we reclassified our geographical net sales and segment reporting to reflect changes in our internal management and oversight structure as well as growth of the international distributor business. Net sales to international distributors, previously included as part of “Other International,” have been regrouped into either the new Europe, Middle-East and Africa (“EMEA”) or Latin America and Asia Pacific (“LAAP”) region, in accordance with the markets in which each respective distributor operates. Previously reported geographical net sales information for the three and six months ended June 30, 2007 was reclassified to reflect this change.

All references to quarters relate to the quarter ended June 30 of the particular year.

Overview

Since our initial public offering in 1998, our net sales have increased from $427.3 million in 1998 to $1,356.0 million in 2007, which equates to a compound annual growth rate of approximately 14% for this period. Although we cannot predict future results with certainty, we are committed to our demand creation and retail expansion strategies to stimulate increased consumer demand and improve inventory management with minimal disruption to our wholesale distribution channels. With our commitment to investment in these strategies, a well-developed sourcing and distribution infrastructure and a proven design and product development team, we believe that we are well positioned to establish sustainable platforms that will support long-term growth and profitability.

Highlights for the second quarter of 2008 are as follows:

•

Net sales decreased $5.5 million, or 3%, to $213.1 million from $218.6 million for the comparable period in 2007. Changes in foreign currency exchange rates compared with the second quarter of 2007 contributed three percentage points of benefit to the consolidated net sales comparison. The decrease in sales was primarily driven by decreased sales of Columbia brand sportswear and outerwear in the United States, partially offset by increased sales in our EMEA region, LAAP region, and Canada.

•

Gross profit decreased 120 basis points to 40.2% of net sales from 41.4% of net sales for the comparable period in 2007. This contraction was primarily due to increased discount and close-out product sales and higher production costs. These unfavorable factors were partially offset by the favorable gross margin effect of our U.S. retail expansion, some increased average selling prices internationally, and improved foreign currency hedged rates.

•

Selling, general and administrative (“SG&A”) expense increased $12.1 million, or 15%, to $91.3 million from $79.2 million for the comparable period in 2007. We expect full year 2008 SG&A expense, as a percentage of net sales, to increase compared to 2007 due primarily to planned investment in incremental marketing activities in 2008 in support of our brands, together with initial investment and incremental operating costs of our new retail stores.

•	Net loss was $1.8 million, or $0.05 per diluted share, compared to net income of $10.0 million, or $0.27 per diluted share, for the comparable period in 2007.

Results of Operations

Net income decreased $11.8 million, or 118%, to a net loss of $1.8 million for the second quarter of 2008 from net income of $10.0 million for the comparable period in 2007. Diluted loss per share was $0.05 for the second quarter of 2008 compared to diluted earnings per share of $0.27 for the comparable period in 2007.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.8	58.6	57.6	57.2

Gross profit	40.2	41.4	42.4	42.8
Selling, general and administrative expense	42.8	36.2	38.2	33.4
Net licensing income	0.6	0.5	0.3	0.4

Income (loss) from operations	(2.0)	5.7	4.5	9.8
Interest income, net	1.1	1.3	0.9	1.0

Income (loss) before income tax	(0.9)	7.0	5.4	10.8
Income tax benefit (expense)	0.1	(2.4)	(1.8)	(3.7)

Net income (loss)	(0.8)%	4.6%	3.6%	7.1%

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

Net Sales: Consolidated net sales decreased 3% to $213.1 million for the second quarter of 2008 from $218.6 million for the comparable period in 2007. Changes in foreign currency exchange rates compared with the second quarter of 2007 contributed three percentage points of benefit to consolidated net sales for the second quarter of 2008.

The decrease in net sales was driven by decreased sales in the United States, partially offset by increased net sales in our EMEA region, LAAP region and Canada. By product category, the reduction in net sales was led by sportswear, partially offset by an increase in net sales of outerwear and accessories and equipment. Net sales in footwear remained essentially flat compared to the second quarter of 2007.

Sales by Geographic Region

Net sales in the United States decreased $21.5 million, or 18%, to $95.6 million for the second quarter of 2008 from $117.1 million for the comparable period in 2007. The decrease in net sales in the United States was led by sportswear, followed by outerwear and footwear, slightly offset by an increase in net sales of accessories and equipment. The net sales decrease in the United States was influenced by the weak U.S. retail environment resulting from difficult macro-economic conditions. The reduction in sportswear sales was also affected by unseasonably cool weather conditions in spring 2008 causing a delay in consumer purchases of shorts, t-shirts and sandals, triggering order reductions and cancellations.

Net sales in the EMEA region increased $7.2 million, or 13%, to $63.4 million for the second quarter of 2008 from $56.2 million for the comparable period in 2007. Changes in foreign currency exchange rates compared with 2007 contributed seven percentage points of EMEA net sales growth. The increase in net sales in the EMEA region was led by outerwear, followed by footwear, partially offset by a decrease in sportswear sales. Net sales of accessories and equipment in the EMEA region remained essentially flat compared to the second quarter of 2007. The increase in net sales in the EMEA region included an increase in net sales to EMEA distributors, partially offset by a decrease in EMEA direct net sales. The increased net sales to EMEA distributors reflect earlier shipments of our Fall 2008 products in this year’s second quarter, compared with shipments of our Fall 2007 line, most of which occurred in last year’s third quarter. The decrease in EMEA direct net sales was a result of continued product and sales challenges, coupled with economic uncertainty in that region.

Net sales in the LAAP region increased $6.7 million, or 20%, to $40.1 million for the second quarter of 2008 from $33.4 million for the comparable period in 2007. Changes in foreign currency exchange rates compared with 2007 contributed three percentage points of LAAP net sales growth. Sales growth in the LAAP region was driven by our Japan business, followed by our Korea and LAAP distributor businesses, which experienced modest sales growth. The increase in Japan sales was led by sportswear, followed by footwear, outerwear and accessories and equipment. The increase in Japan net sales was the result of growth in our Japan direct retail business as well as continued expansion with key retailers in the sports chain channel.

Net sales in Canada increased $2.1 million, or 18%, to $14.0 million for the second quarter of 2008 from $11.9 million for the comparable period in 2007. Changes in foreign currency exchange rates compared with 2007 contributed eleven percentage points of Canada net sales growth. Sales growth in Canada was led by sportswear, followed by accessories and equipment, offset by decreased net sales in footwear and outerwear.

Sales by Product Category

Net sales of sportswear decreased $8.9 million, or 7%, to $115.5 million for the second quarter of 2008 from $124.4 million for the comparable period in 2007. The decrease in sportswear sales was the result of a decrease in sales in the United States, followed by EMEA, partially offset by increased sales in Canada and LAAP. We primarily attribute the decrease in sportswear sales in the United States to the weak U.S. retail environment resulting from difficult macro-economic conditions, coupled with unseasonably cool weather conditions in spring 2008 that led to order reductions and cancellations.

Net sales of outerwear increased $2.0 million, or 5%, to $41.8 million for the second quarter of 2008 from $39.8 million for the comparable period in 2007. The increase in outerwear sales was led by EMEA, followed by LAAP, partially offset by net sales decreases in the United States and Canada. The increase in outerwear sales in EMEA was the result of earlier shipments to our EMEA distributors of our Fall 2008 product line compared to the timing of shipments of our Fall 2007 product line, most of which occurred during last year’s third quarter. This increase was partially offset by decreased EMEA direct net sales.

Net sales of footwear of $42.5 million for the second quarter of 2008 were equal to the comparable period in 2007, with minor fluctuations across all regions.

Net sales of accessories and equipment increased $1.4 million, or 12%, to $13.3 million for the second quarter of 2008 from $11.9 million for the comparable period in 2007. The increase in accessories and equipment sales was led by LAAP, followed by nominal net sales growth in Canada, the United States and EMEA.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 40.2% for the second quarter of 2008 from 41.4% for the comparable period in 2007. Gross profit contraction was primarily due to increased discount and close-out product sales and higher production costs. These unfavorable factors were partially offset by the favorable gross margin effect of our U.S. retail expansion, some increased average selling prices internationally, and improved foreign currency hedged rates.

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

SG&A expense increased $12.1 million, or 15%, to $91.3 million for the second quarter of 2008 from $79.2 million for the comparable period in 2007. Selling expenses increased $0.6 million, or 3%, and general and administrative expenses increased $11.5 million, or 19%. As a percentage of net sales, SG&A expense increased to 42.8% of net sales for the second quarter of 2008 from 36.2% of net sales for the comparable period in 2007.

Selling expenses, including commissions and advertising, increased slightly to 8.7% of net sales for the second quarter of 2008 from 8.2% of net sales for the comparable period in 2007. We attribute the increase in selling expenses as a percentage of net sales to our increased marketing investments to support our brands, amplified by a decrease in consolidated net sales for the quarter.

The increase in general and administrative expenses primarily resulted from the start-up and operational costs of our new retail stores. Depreciation and amortization included in SG&A expense totaled $7.1 million for the second quarter of 2008 compared to $7.8 million for the same period in 2007.

Net Licensing Income: We derive net licensing income from income that we earn through licensing our trademarks across a range of categories that complement our current product offerings. Products distributed by our licensees for the second quarter of 2008 included socks, bicycles, insulated products including soft-sided coolers, leather accessories, camping gear, eyewear, watches, home furnishings, and other accessories.

Net licensing income increased slightly to $1.2 million for the second quarter of 2008 compared to $1.1 million for the same period in 2007. The components of licensing income for the second quarter of 2008 were led by insulated products, followed by camping gear, eyewear, socks, leather accessories, and bicycles.

Interest (Income) Expense, Net: Interest income was $2.3 million for the second quarter of 2008 compared to $2.8 million for the same period in 2007. The decrease in interest income was due to a change in the mix of cash and short-term investments, coupled with lower investment rates compared to the same period in 2007. Interest expense was nominal for the second quarter of 2008 and the comparable period in 2007.

Income Tax Expense: The provision for income taxes decreased to a net tax benefit of $0.2 million for the second quarter of 2008 from $5.2 million of income tax expense for the comparable period in 2007. Our effective income tax rate decreased to 11.6% for the second quarter of 2008 compared to 34.0% for the same period in 2007. This decrease in our effective tax rate primarily resulted from the accrual of interest on reserves in accordance with Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, and the fact that we were in a small net loss position for the second quarter of 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Sales: Consolidated net sales increased less than 1% to $510.5 million for the six months ended June 30, 2008 from $508.2 million for the comparable period in 2007. Changes in foreign currency exchange rates contributed four percentage points of benefit to consolidated net sales for the six months ended June 30, 2008 compared to the same period in 2007.

The increase in net sales was led primarily by our LAAP region, followed by our EMEA region and Canada, offset by a net sales decrease in the United States. By product category, increased net sales were led by outerwear, followed by accessories and equipment, offset by a decrease in net sales of sportswear and footwear.

Sales by Geographic Region

Net sales in the United States decreased $21.2 million, or 8%, to $251.4 million from $272.6 million for the comparable period in 2007. The reduction in net sales in the United States was led by sportswear, followed by outerwear, slightly offset by an increase in net sales of accessories and equipment and footwear. The reduction in net sales was influenced by the weak U.S. retail environment resulting from difficult macro-economic conditions, coupled with unseasonably cool spring 2008 weather conditions that led to order reductions and cancellations.

Net sales in the EMEA region increased $5.3 million, or 4%, to $129.1 million from $123.8 million for the comparable period in 2007. Changes in foreign currency exchange rates contributed nine percentage points of EMEA net sales growth. The increase in net sales in the EMEA region was led by outerwear, followed by a modest increase in sales of accessories and equipment, offset by a decrease in sportswear. Net sales of footwear in the EMEA region remained essentially flat compared to the first half of 2007. The increase in net sales in the EMEA region was driven by increased sales to EMEA distributors offset by a decrease in EMEA direct net sales. The increased net sales to EMEA distributors reflect earlier shipments of our Fall 2008 products in this year’s second quarter, compared with shipments of our Fall 2007 line, most of which occurred in last year’s third quarter. The decrease in EMEA direct net sales is a result of continued product and sales challenges, coupled with economic uncertainty in that region.

Net sales in the LAAP region increased $15.0 million, or 20%, to $89.1 million from $74.1 million for the comparable period in 2007. Changes in foreign currency exchange rates contributed four percentage points of LAAP net sales growth. Sales growth in the LAAP region was led by our Japan business, followed by our Korea business and our LAAP distributor businesses. Japan net sales increased across all product categories, led by outerwear, followed by footwear, sportswear, and accessories and equipment. The increase in Japan net sales was the result of growth in our Japan direct retail business as well as continued expansion with key retailers in the sports chain channel.

Net sales in Canada increased $3.2 million, or 8%, to $40.9 million from $37.7 million for the comparable period in 2007. Changes in foreign currency exchange rates contributed fourteen percentage points of Canada net sales growth. The increase in net sales in Canada was led by sportswear, followed by accessories and equipment, offset by a decrease in net sales of footwear and outerwear. The increase in Canada’s net sales was primarily the result of incremental sales of spring 2008 Mountain Hardwear brand and Montrail brand products which were previously sold through third party distributors. We began selling Mountain Hardwear brand and Montrail brand products directly in the Canadian market beginning with the spring 2008 product line.

Sales by Product Category

Net sales of sportswear decreased $10.9 million, or 4%, to $276.6 million from $287.5 million for the comparable period in 2007. The decrease in sportswear sales was predominantly the result of decreased sales in the United States, followed by EMEA, offset by net sales increases in LAAP and Canada. We primarily attribute the decrease in sportswear sales in the United States to the weak U.S. retail environment resulting from difficult macro-economic conditions, coupled with unseasonably cool weather conditions in the spring 2008 season that led to significant order reductions and cancellations. The decrease in EMEA sportswear sales consisted of a decrease in EMEA direct net sales, offset by an increase in sportswear sales to EMEA distributors.

Net sales of outerwear increased $11.8 million, or 12%, to $111.4 million from $99.6 million for the comparable period in 2007. The increase in outerwear sales was led by LAAP, followed by EMEA, partially offset by a net sales decrease in the United States and a slight net sales decrease in Canada. The net sales decrease in outerwear in the United States consisted of a decrease in the United States wholesale business, offset by an increase in net sales in our retail stores in the United States as a result of our expanded retail business.

Net sales of footwear decreased $1.6 million, or 2%, to $93.8 million from $95.4 million for the comparable period in 2007. The decrease in footwear net sales was led by Canada, followed by a slight decrease in LAAP, offset by a slight increase in net sales in the United States. Net sales of footwear in the EMEA region remained essentially flat compared to the first half of 2007. The decrease in LAAP footwear sales consisted of a decrease in LAAP distributor sales, offset by an increase in our Japan and Korea businesses.

Net sales of accessories and equipment increased $3.0 million, or 12%, to $28.7 million from $25.7 million for the comparable period in 2007. Accessories and equipment sales growth was led by LAAP, followed by modest growth in Canada, the United States, and EMEA. Accessories and equipment net sales growth in the LAAP region was largely attributable to net sales growth in Japan.

Gross Profit: Gross profit, as a percentage of net sales, decreased slightly to 42.4% for the six months ended June 30, 2008 from 42.8% for the comparable period in 2007. Gross profit contraction was primarily due to increased discount and close-out product sales and higher production costs. These unfavorable factors were partially offset by the favorable gross margin effect of our U.S. retail expansion, some increased average selling prices internationally, and improved foreign currency hedged rates.

Improvement in foreign currency hedge rates for our spring 2008 selling season favorably affected our gross profit. Since our global supply of inventory is generally purchased with U.S. dollars, the gross profit of our direct international businesses is partially dependent on the valuation of the U.S. dollar. For our spring 2008 selling season, the hedge rates for our European, Canadian and Japanese businesses improved from our spring 2007 selling season.

Selling, General and Administrative Expense: SG&A expense increased $25.6 million, or 15%, to $195.2 million for the six months ended June 30, 2008 from $169.6 million for the comparable period in 2007. Selling expenses increased $2.5 million, or 6%, and general and administrative expenses increased $23.0 million, or 18%. As a percentage of net sales, SG&A expense increased to 38.2% of net sales for the six months ended June 30, 2008 from 33.4% of net sales for the comparable period in 2007.

Selling expenses, including commissions and advertising, increased to 9.3% of net sales for the six months ended June 30, 2008 from 8.8% of net sales for the comparable period in 2007. We attribute the increase in selling expenses as a percentage of net sales to our increased marketing investments to support our brands.

The increase in general and administrative expenses primarily resulted from the start-up and operational costs of our new retail stores. Depreciation and amortization included in SG&A expense totaled $14.6 million for the six months ended June 30, 2008 compared to $13.9 million for the same period in 2007.

Net Licensing Income: Net licensing income decreased slightly to $2.0 million for the six months ended June 30, 2008 from $2.1 million for the comparable period in 2007. The components of licensing income for the six months ended June 30, 2008 were led by licensed insulated products, followed by eyewear, camping gear, socks, bicycles, and leather accessories.

Interest (Income) Expense, Net: Interest income was $4.6 million for the six months ended June 30, 2008 compared to $5.1 million for the same period in 2007. The decrease in interest income was due to a change in the mix of cash and short-term investments, coupled with lower investment rates compared to the same period in 2007. Interest expense was nominal for the six months ended June 30, 2008 compared to $0.1 million for the comparable period in 2007.

Income Tax Expense: The provision for income taxes decreased to $9.6 million for the six months ended June 30, 2008 from $18.6 million for the comparable period in 2007 due to lower income for the six months ended June 30, 2008 compared to the same period in 2007. Our effective income tax rate was 34.5% for the six months ended June 30, 2008 compared to 34.0% for the same period in 2007.

Seasonality of Business

Our business is affected by the general seasonal trends common to the outdoor apparel industry, with sales and profits highest in the third calendar quarter. Our products are marketed on a seasonal basis, with product sales mix weighted substantially toward the fall season. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Sales of our products are subject to substantial cyclical fluctuation and impacts from unseasonable weather conditions. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect the financial strength and purchasing patterns of our retail partners or cause reduced consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer and wholesale demand could have a material adverse effect on our results of operations, cash flows and financial position.

Business Strategy and Outlook Update

Our business, like other branded consumer product companies, is heavily dependent upon discretionary consumer spending patterns. Our net sales volumes have been affected by macro-economic forces that caused fluctuations in consumer patterns and the resulting actions of our wholesale customers. In the first half of 2008, several macro-economic trends emerged in the U.S. that caused a general slowing of retail sales, particularly in the department and specialty store channels that represent a significant portion of our sales. These economic trends have resulted in, and could continue to cause, our wholesale customers taking a more cautious approach when placing advance orders for seasonal products and reducing, delaying delivery, or cancelling advance orders placed in prior periods.

Despite the current economic environment, we continue to be committed to investing in our demand creation and retail expansion strategies that we believe will stimulate consumer demand, enhance our brand equity, grow our market share, improve inventory management and distribution of excess and end-of-season products in the U.S., and be accretive to earnings in the long-term. In the short-term, we expect that pursuing these strategies during a period of uncertain consumer trends will negatively affect our operating income by increasing SG&A expenses as a percentage of consolidated net sales. However, we expect these investments to establish sustainable platforms that will support improved long-term growth and profitability.

Liquidity and Capital Resources

Our primary ongoing funding requirements are to finance working capital and for the continued growth of the business. At June 30, 2008 we had total cash and cash equivalents of $324.9 million compared to $192.0 million at December 31, 2007. Net cash provided by operating activities was $135.9 million for the six months ended June 30, 2008 compared to $71.4 million for the same period in 2007. The change was primarily due to a higher reduction in inventory and accounts receivable, partially offset by a higher reduction in accounts payable and a reduction in net income during the six months ended June 30, 2008 compared to the same period in 2007.

Our primary capital requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. Net cash provided by investing activities was $50.9 million for the six months ended June 30, 2008 compared to net cash used in investing activities of $14.6 million for the comparable period in 2007. For the 2008 period, net cash provided by investing activities primarily consisted of $79.2 million for net liquidations of short-term investments, partially offset by $28.4 million for capital expenditures. For the 2007 period, net cash used in investing activities primarily consisted of $13.3 million for capital expenditures and $1.4 million for net purchases of short-term investments.

Cash used in financing activities was $53.1 million for the six months ended June 30, 2008 compared to $15.9 million for the comparable period in 2007. For the 2008 period, net cash used in financing activities primarily consisted of the repurchase of common stock at an aggregate price of $44.6 million and payment of dividends of $11.2 million. For the 2007 period, net cash used in financing activities primarily consisted of the repurchase of $17.4 million of common stock, payment of dividends of $10.1 million and the net repayments of notes payable of $3.6 million, partially offset by proceeds from the issuance of common stock of $13.7 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $50.0 million to $125.0 million, of which $25.0 million to $100.0 million is committed. At June 30, 2008, no balance was outstanding under these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $127.6 million at June 30, 2008, of which $4.6 million is designated as a European customs guarantee. At June 30, 2008, no balance was outstanding under these lines of credit.

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

Off-Balance Sheet Arrangements

We maintain unsecured and uncommitted import lines of credit with a combined limit of $150.0 million at June 30, 2008, available for issuing documentary letters of credit. At June 30, 2008, we had letters of credit outstanding in the amount of $6.3 million issued for purchase orders for inventory.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Many of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for uncollectible accounts receivable, the provision for potential excess, close-out and slow moving inventory, product warranty, income taxes and stock-based compensation.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, we recognize income tax expense for the amount of taxes payable or refundable for the current year and for the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and our uncertain tax positions in accordance with FIN 48. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position and results of operations.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for the fiscal years and interim quarters beginning after November 15, 2008. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We May be Adversely Affected by Weather Conditions

Our business is adversely affected by unseasonable weather conditions. A significant portion of the sales of our sportswear, outerwear, footwear and accessories and equipment is dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. For example, in spring 2008, unseasonably cool weather in the United States caused customers to delay, and in some cases reduce or cancel, orders for our sportswear and footwear, which had an adverse effect on our net sales and profitability. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring may have a material adverse effect on our results of operations and financial condition. Inventory accumulation by retailers resulting from unseasonable weather in one season may negatively affect orders in future seasons, which may have a material adverse effect on our results of operations and financial condition in future periods.

We May be Adversely Affected by an Economic Downturn or Economic Uncertainty

Sales of our products are subject to substantial cyclical fluctuation. Consumer demand for our products may not reach our growth targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and Europe. For example, a slower economy in the United States is creating additional uncertainties for our customers and our business. Continued volatility in the global oil markets has resulted in rising fuel prices, which shipping companies may pass on to us. Because we price our products to our customers in advance and external cost increases may be difficult to anticipate, we may not be able to pass these increased costs on to our customers. Rising oil prices and interest rates may also adversely affect consumer demand. Our investment portfolio is subject to a number of risks and uncertainties. Changes in market conditions, such as those that accompany an economic downturn or economic uncertainty, may negatively affect the value of our investment portfolio, perhaps significantly. Our sensitivity to economic cycles and any related fluctuation in consumer and wholesale demand and rising shipping and other costs may have a material adverse effect on our results of operations and financial condition.

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

We May be Adversely Affected by the Financial Health of Retailers

A slowing economy in our key markets may have an adverse effect on the financial health of our customers, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant customers have had financial difficulties in the past and are currently experiencing tightened credit markets and declining sales and profitability on a comparable store basis, which in turn has an adverse effect on our business.

We Operate in Very Competitive Markets

The markets for outerwear, sportswear, footwear, related accessories and equipment are highly competitive, as are the markets for our licensed products. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories and equipment companies.

Retailers who are our customers often pose our most significant competitive threat by marketing apparel, footwear and equipment under their own labels. For example, in the U.S., several of our largest customers have developed significant private label brands during the past decade that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advanced orders with us in order to manage their own inventory levels downward during the weak economic cycle. In 2006 and 2007 our European business was negatively affected by a key customer’s decision to expand its private label program, which resulted in reduced outerwear and footwear orders from that key customer.

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

Our Success Depends on Our Growth Strategies

We face many challenges in implementing our growth strategies. For example, our expansion into international markets involves countries where we have little sales or distribution experience and where our brands are not yet widely known. Expanding our product categories involves, among other things, gaining experience with new brands and products, gaining consumer acceptance, and establishing and protecting intellectual property rights. Attracting superior retail channel partners and improving the sales productivity of our customers will each depend on various factors, including the strength of our brand names, our ability to design and manufacture innovative products, competitive conditions, our ability to manage increased sales and future expansion, the availability of desirable locations and the negotiation of terms with retailers. Future terms with customers may be less favorable to us than those under which we now operate. Large retailers in particular increasingly seek to transfer various costs of business to their vendors, such as the cost of lost profits from product price markdowns. Our strategy to open and operate additional outlet and first-line retail stores also involves many challenges and risks. The success of our retail initiative depends on our ability to adapt our internal processes to facilitate direct-to-consumer sales, to effectively manage retail store inventory, to hire, retain and train personnel capable of managing a retail operation, to identify and negotiate favorable terms for new retail locations, and to effectively manage construction, opening, and ongoing operations of stores in multiple locations.

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

We May be Adversely Affected by Labor Disruptions

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at factories, shipping ports, transportation carriers, retail stores or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing seasons, and may have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.

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

Our Advance Purchases of Products May Result in Excess Inventories

To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place orders for our products with manufacturers prior to receiving all of our customers’ orders and we maintain an inventory of various products that we anticipate will be in greater demand. In addition, customers are allowed to cancel orders prior to shipment with sufficient notice. We may not be able to sell the products we have ordered from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through discount retail channels, which may have a material adverse effect on our results of operations and financial condition.

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

Item 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs –
April 1, 2008 to April 30, 2008	107,891	$40.90	106,874	$39,305,000
May 1, 2008 to May 31, 2008	—	—	—	39,305,000
June 1, 2008 to June 30, 2008	—	—	—	39,305,000

Total	107,891	$40.90	106,874	$39,305,000

(1)	During the three months ended June 30, 2008, 1,017 shares of our common stock were accepted as payment for stock option exercises pursuant to our 1997 Stock Incentive Plan.

(2)

Since the inception of our stock repurchase plan in 2004 through June 30, 2008, our Board of Directors has authorized the repurchase of $400,000,000 of our common stock and we have repurchased 7,680,660 shares under this program at an aggregate purchase price of approximately $360,695,000. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 4 – SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on May 21, 2008. The following matters were submitted to a vote of shareholders, with the results as follows:

1.	Election of nine directors to serve until the next annual meeting and until their respective successors are elected and qualified:

	For	Withheld
Gertrude Boyle	31,969,070	144,789
Timothy P. Boyle	31,963,834	150,025
Sarah A. Bany	31,967,412	146,447
Murrey R. Albers	31,969,286	144,573
Stephen E. Babson	31,901,397	212,462
Andy D. Bryant	31,978,538	135,321
Edward S. George	31,968,673	145,186
Walter T. Klenz	31,982,864	130,995
John W. Stanton	31,969,742	144,117

2.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent outside auditor for the fiscal year ending December 31, 2008:

For	Against	Abstentions	Broker Non-Votes
31,765,992	71,636	276,231	—

Item 6 – EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Vice President and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: August 8, 2008	/s/ BRYAN L. TIMM
Bryan L. Timm
Vice President, Chief Operating Officer, and Chief Financial Officer