Form 10-Q
period 2008-09-30
COLUMBIA SPORTSWEAR CO
filed 2008-11-06
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding on October 27, 2008 was 33,854,106.

COLUMBIA SPORTSWEAR COMPANY

SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$142,955	$191,950
Short-term investments	2,316	81,598
Accounts receivable, net of allowance of $10,043 and $7,369, respectively	366,219	300,506
Inventories, net (Note 2)	301,378	265,874
Deferred income taxes	31,851	31,169
Prepaid expenses and other current assets	23,108	14,567

Total current assets	867,827	885,664
Property, plant and equipment, net of accumulated depreciation of $184,744 and $168,067, respectively	224,901	210,450
Intangibles and other non-current assets (Note 3)	52,758	53,094
Goodwill (Note 3)	17,273	17,273

Total assets	$1,162,759	$1,166,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84,778	$95,412
Accrued liabilities	73,701	62,549
Income taxes payable	20,893	7,436
Deferred income taxes	937	949
Other current liabilities	83	185

Total current liabilities	180,392	166,531
Income taxes payable	22,281	18,663
Deferred income taxes	5,444	8,968
Other long-term liabilities	8,729	2,198

Total liabilities	216,846	196,360
Commitments and contingencies (Note 9)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 33,966 and 35,824 issued and outstanding (Note 6)	440	17,004
Retained earnings	900,297	895,476
Accumulated other comprehensive income (Note 5)	45,176	57,641

Total shareholders’ equity	945,913	970,121

Total liabilities and shareholders’ equity	$1,162,759	$1,166,481

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$452,415	$471,081	$962,925	$979,281
Cost of sales	250,362	267,550	544,552	558,477

Gross profit	202,053	203,531	418,373	420,804
Selling, general, and administrative expense	120,824	112,197	315,992	281,780
Net licensing income	1,899	1,256	3,903	3,306

Income from operations	83,128	92,590	106,284	142,330
Interest income, net	1,801	2,060	6,390	7,051

Income before income tax	84,929	94,650	112,674	149,381
Income tax expense	(26,600)	(32,041)	(36,184)	(50,649)

Net income	$58,329	$62,609	$76,490	$98,732

Earnings per share (Note 6):
Basic	$1.70	$1.73	$2.19	$2.73
Diluted	1.69	1.72	2.19	2.70
Cash dividends per share:	$0.16	$0.14	$0.48	$0.42
Weighted average shares outstanding:
Basic	34,411	36,112	34,856	36,157
Diluted	34,518	36,445	34,963	36,517

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash provided by (used in) operating activities:
Net income	$76,490	$98,732
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	23,298	22,193
Loss on disposal of property, plant, and equipment	210	227
Deferred income tax provision (benefit)	(5,627)	593
Stock-based compensation	4,902	5,429
Tax benefit (expense) from employee stock plans	(372)	2,902
Excess tax benefit from employee stock plans	(37)	(1,672)
Changes in operating assets and liabilities:
Accounts receivable	(70,355)	(97,097)
Inventories	(40,756)	(101,679)
Prepaid expenses and other current assets	(9,137)	(3,992)
Intangibles and other assets	50	523
Accounts payable	(12,969)	(15,159)
Accrued liabilities	13,353	8,691
Income taxes payable	19,960	11,875
Other liabilities	6,479	12

Net cash provided by (used in) operating activities	5,489	(68,422)

Cash provided by (used in) investing activities:
Purchases of short-term investments	(52,337)	(218,669)
Sales of short-term investments	131,565	307,010
Capital expenditures	(32,860)	(17,741)
Proceeds from sale of property, plant, and equipment	36	28

Net cash provided by investing activities	46,404	70,628

Cash provided by (used in) financing activities:
Proceeds from notes payable	20,791	29,550
Repayments on notes payable	(20,791)	(33,174)
Repayment of long-term debt	(17)	(17)
Proceeds from issuance of common stock	3,541	14,279
Excess tax benefit from employee stock plans	37	1,672
Repurchase of common stock	(79,623)	(17,739)
Cash dividends paid	(16,681)	(15,186)

Net cash used in financing activities	(92,743)	(20,615)

Net effect of exchange rate changes on cash	(8,145)	2,443

Net decrease in cash and cash equivalents	(48,995)	(15,966)
Cash and cash equivalents, beginning of period	191,950	64,880

Cash and cash equivalents, end of period	$142,955	$48,914

Non-cash investing activities:
Capital expenditures incurred but not yet paid	$7,539	$2,391
Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$31	$92
Cash paid during the period for income taxes	22,058	39,529

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management include all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. A significant part of the Company’s business is of a seasonal nature; therefore, the results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Concentration of credit risk:

Derivatives

The Company routinely uses derivative instruments to hedge the exchange rate risk of anticipated transactions denominated in non-functional currencies. At September 30, 2008 no contract had a remaining maturity longer than one year. All the counterparties to these transactions had a Standard & Poor’s (“S&P”) / Moody’s Investor Services (“Moody’s”) short-term credit rating of A-2 / P-1 or better with the majority having a rating of A-1+ / P-1. In addition, the net exposure to any single counterparty was immaterial at September 30, 2008.

Cash and Investments

At September 30, 2008, approximately seventy-five percent of the Company’s cash and cash equivalents were concentrated in domestic and international money market mutual funds, a significant portion of which was held by a single financial institution. S&P rated all the Company’s domestic and international money market mutual funds AAAm, the highest rating assigned to a money market mutual fund.

On September 29, 2008, the U.S. Treasury Department announced a temporary guarantee program for money market mutual funds regulated under Rule 2a-7 of the Investment Company Act of 1940. The temporary guarantee program limits coverage to the lesser of fund balances at September 19, 2008 or fund balances immediately prior to an institution reporting a net asset value below $1 per share. The two broker-dealer institutions managing the Company’s domestic money market mutual funds have assured the Company that they have submitted the necessary applications to be covered under the program. The Company anticipates that the full domestic money market mutual fund balance at September 19, 2008, approximately $50,000,000, will be covered under the guarantee.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

All the Company’s remaining cash and cash equivalents and short-term investments were deposited with various institutions in the Company’s primary operating geographies. All institutions were rated investment grade by both S&P and Moody’s, and most were rated AA- / Aa1 or better.

Trade Receivables

Current credit and market conditions may slow the Company’s collection efforts as customers experience increased difficulty in accessing credit and paying their ongoing obligations, which could lead to higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense. No single customer accounted for greater than or equal to 10% of consolidated revenues for the three and nine months ended September 30, 2008 or for the three and nine months ended September 30, 2007. No single customer accounted for greater than or equal to 10% of consolidated accounts receivable at September 30, 2008. The Company had one customer in its Canadian segment that accounted for approximately 12.4% of consolidated accounts receivable outstanding at December 31, 2007.

Cash and cash equivalents:

Cash and cash equivalents are stated at cost, which approximates fair value, and include investments with maturities of three months or less at the date of acquisition. Cash and cash equivalents were $142,955,000 and $191,950,000 at September 30, 2008 and December 31, 2007, respectively, primarily consisting of money market funds and bank deposits.

Short-term investments:

Short-term investments consist of certificates of deposit with maturities of six months or less at September 30, 2008. At December 31, 2007, short-term investments consisted of certificates of deposit with maturities greater than three months and less than six months from the date of purchase and variable rate demand notes and obligations that generally mature up to 30 years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method. The Company did not hold any auction-rate securities at September 30, 2008 or December 31, 2007 and has no investments considered to be trading or held-to-maturity securities.

Property, plant and equipment:

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation of buildings, machinery and equipment, furniture and fixtures and leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets. The principal estimated useful lives are: land improvements, 15 years; buildings and building improvements, 15-30 years; machinery and equipment, 3-5 years; and furniture and fixtures, 3-10 years. Leasehold improvements are depreciated over the lesser of the estimated useful life of the improvement, which is most commonly 7 years, or the remaining term of the underlying lease.

Product warranty:

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. A summary of accrued warranties for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$10,946	$11,196	$10,862	$11,162
Charged to costs and expenses	520	521	2,608	2,029
Claims settled	(963)	(320)	(2,967)	(1,794)

Balance at end of period	$10,503	$11,397	$10,503	$11,397

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Recent accounting pronouncements:

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for the fiscal years and interim quarters beginning after November 15, 2008. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See Note 10.

NOTE 2 - INVENTORIES, NET

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Inventories, net, consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$921	$392
Work in process	2,509	3,979
Finished goods	297,948	261,503

	$301,378	$265,874

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	September 30, 2008		December 31, 2007
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$1,603	$(724)	$1,603	$(556)

Intangible assets not subject to amortization:
Trademarks and trade names	$46,771		$46,771
Goodwill	17,273		17,273

	$64,044		$64,044

Amortization expense for intangible assets subject to amortization is estimated to be $224,000 in each of 2008, 2009, and 2010, and $187,000 in 2011 and 2012.

Other non-current assets totaled $5,108,000 and $5,276,000 at September 30, 2008 and December 31, 2007, respectively.

NOTE 4 - STOCK-BASED COMPENSATION

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 7,400,000 shares of the Company’s Common Stock, of which 745,503 shares were available for future grants under the Plan at September 30, 2008. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments. The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment.

Stock Options

Options to purchase the Company’s common stock are granted at prices equal to or greater than the fair market value on the date of grant. Options granted prior to 2001 generally vest and become exercisable ratably over a period of five years from the date of grant and expire ten years from the date of grant. Options granted after 2000 generally vest and become exercisable over a period of four years (twenty-five percent on the first anniversary date following the date of grant and monthly thereafter) and expire ten years from the date of the grant, with the exception of most options granted in 2005. Most options granted in 2005 vested and became exercisable one year from the date of grant and expire ten years from the date of grant.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table shows the weighted average assumptions for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007(1)	2008	2007
Expected term	4.33 years	—	4.43 years	5.07 years
Expected stock price volatility	25.81%	—	25.03%	29.10%
Risk-free interest rate	3.01%	—	2.54%	4.59%
Expected dividend yield	1.86%	—	1.57%	1.00%
Estimated average fair value per option granted	$ 8.02	—	$ 8.61	$ 19.16

(1)	There were no stock options granted during the three months ended September 30, 2007.

The following table summarizes stock option activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	1,358,417	$46.70	6.54	$ 4,497
Granted	637,722	40.99
Cancelled	(170,850)	50.01
Exercised	(105,985)	33.84

Options outstanding at September 30, 2008	1,719,304	$45.04	7.12	$ 3,396

Options vested and expected to vest at September 30, 2008	1,628,496	$45.00	7.02	$ 3,331

Options exercisable at September 30, 2008	916,833	$45.16	5.37	$ 2,772

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. Total stock option compensation expense for the nine months ended September 30, 2008 and 2007 was $2,621,000 and $3,397,000, respectively. At September 30, 2008 and 2007, unrecognized costs related to stock options totaled approximately $7,439,000 and $7,650,000, respectively, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at September 30, 2008 are expected to be recognized over a weighted average period of 3.04 years. The aggregate intrinsic value of stock options exercised was $917,000 and $10,312,000 for the nine months ended September 30, 2008 and 2007, respectively. The total cash received as a result of stock option exercises for the nine months ended September 30, 2008 and 2007 was $3,541,000 and $14,279,000, respectively.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the weighted average assumptions for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007 (1)	2008	2007
Vesting period	3.00 years	—	3.06 years	3.11 years
Expected dividend yield	1.83%	—	1.56%	1.00%
Estimated average fair value per restricted stock unit granted	$ 36.03	—	$ 39.30	$ 60.61

(1)	There were no restricted stock units granted during the three months ended September 30, 2007.

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 31, 2007	159,870	$55.31
Granted	167,430	39.30
Vested	(20,206)	51.87
Forfeited	(33,492)	49.66

Restricted stock units outstanding at September 30, 2008	273,602	$46.46

Restricted stock unit compensation expense for the nine months ended September 30, 2008 and 2007 was $2,281,000 and $2,032,000, respectively. At September 30, 2008 and 2007, unrecognized costs related to restricted stock units totaled approximately $6,839,000 and $6,668,000, respectively, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at September 30, 2008 are expected to be recognized over a weighted average period of 1.99 years. The total fair value of restricted stock units vested during the nine months ended September 30, 2008 and 2007 was $1,048,000 and $1,071,000, respectively.

1999 Employee Stock Purchase Plan

In 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty-five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended offerings under the ESPP indefinitely. As of September 30, 2008 a total of 275,556 shares of common stock had been issued under the ESPP.

NOTE 5 - COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of foreign currency translation adjustments and the unrealized gains and losses on derivative transactions. A summary of comprehensive income, net of related tax effects, for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$58,329	$62,609	$76,490	$98,732
Other comprehensive income (loss):
Unrealized derivative holding gains (losses) arising during period	3,139	942	4,046	(514)
Reclassification to net income of previously deferred (gains) losses on derivative transactions	15	(1,064)	(30)	(1,503)
Foreign currency translation adjustments	(24,868)	14,401	(16,481)	22,460

Other comprehensive income (loss)	(21,714)	14,279	(12,465)	20,443

Comprehensive income	$36,615	$76,888	$64,025	$119,175

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation	Unrealized holding losses on derivative transactions	Accumulated other comprehensive income
Balance at December 31, 2007	$61,060	$(3,419)	$57,641
Activity for the nine months ended September 30, 2008	(16,481)	4,016	(12,465)

Balance at September 30, 2008	$44,579	$597	$45,176

NOTE 6 - EARNINGS PER SHARE

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted stock units determined using the treasury stock method.

A reconciliation of the shares of common stock used in the denominator for computing basic and diluted EPS for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares of common stock outstanding, used in computing basic earnings per share	34,411	36,112	34,856	36,157
Effect of dilutive stock options and restricted stock units	107	333	107	360

Weighted-average shares of common stock outstanding, used in computing diluted earnings per share	34,518	36,445	34,963	36,517

Earnings per share of common stock:
Basic	$1.70	$1.73	$2.19	$2.73
Diluted	1.69	1.72	2.19	2.70

Stock options and service-based restricted stock units representing 1,457,729 and 313,174 shares of common stock were outstanding for the three months ended September 30, 2008 and 2007, respectively, and 1,409,608 and 249,183 shares of common stock were outstanding for the nine months ended September 30, 2008 and 2007, respectively, but these shares were excluded from the computation of diluted EPS because their effect would be anti-dilutive. Performance-based restricted stock units representing 41,214 and 25,040 shares of common stock were outstanding for the three months ended September 30, 2008 and 2007, respectively, and 41,996 and 24,075 shares of common stock were outstanding for the nine months ended September 30, 2008 and 2007, respectively, but those shares were excluded from the computation of diluted EPS because they were subject to performance conditions that had not been met.

Since the inception of the Company’s stock repurchase plan in 2004 through September 30, 2008, the Company’s Board of Directors has authorized the repurchase of $400,000,000 of the Company’s common stock and the Company has repurchased 8,582,333 shares under this program at an aggregate purchase price of approximately $395,521,000. During the nine months ended September 30, 2008, the Company repurchased an aggregate of $79,386,000 under the stock repurchase plan, of which $54,988,000 was recorded as a reduction to total retained earnings; otherwise, the aggregate purchase price would have resulted in a negative common stock carrying amount. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In October 2008, the Company reached the limit of the Board of Directors’ previous stock repurchase authorizations resulting in the repurchase of 8,694,657 shares at an aggregate price of $400,000,000 since April 2004. In October 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $100,000,000 of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to the market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

NOTE 7 - SEGMENT INFORMATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales to unrelated entities:
United States	$271,334	$284,156	$522,699	$556,709
EMEA	78,155	87,235	207,312	211,098
LAAP	46,125	41,893	135,229	115,941
Canada	56,801	57,797	97,685	95,533

	$452,415	$471,081	$962,925	$979,281

Income before income tax:
United States	$51,973	$59,761	$45,180	$85,866
EMEA	11,888	12,506	22,843	20,446
LAAP	4,884	4,518	17,754	14,032
Canada	14,204	15,848	20,649	21,971
Interest and other income and eliminations	1,980	2,017	6,248	7,066

	$84,929	$94,650	$112,674	$149,381

Interest income (expense), net:
United States	$1,094	$2,457	$4,693	$7,636
EMEA	21	(817)	12	(1,543)
LAAP	411	148	878	330
Canada	275	272	807	628

	$1,801	$2,060	$6,390	$7,051

Income tax expense:
United States	$(19,292)	$(18,321)	$(23,803)	$(32,174)
EMEA	(1,017)	(6,606)	(1,384)	(7,546)
LAAP	(940)	(540)	(3,794)	(2,574)
Canada	(5,351)	(6,574)	(7,203)	(8,355)

	$(26,600)	$(32,041)	$(36,184)	$(50,649)

Depreciation and amortization expense:
United States	$5,691	$4,920	$16,025	$13,595
EMEA	1,744	2,449	5,466	7,233
LAAP	466	368	1,491	1,179
Canada	165	58	316	186

	$8,066	$7,795	$23,298	$22,193

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets:
United States	$850,299	$872,027
EMEA	248,260	239,007
LAAP	80,290	78,308
Canada	111,564	97,815

Total identifiable assets	1,290,413	1,287,157
Eliminations and reclassifications	(127,654)	(120,676)

Total assets	$1,162,759	$1,166,481

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales to unrelated entities:
Sportswear	$157,364	$161,896	$434,078	$449,389
Outerwear	208,475	215,741	320,005	315,397
Footwear	63,888	71,421	157,446	166,810
Accessories and equipment	22,688	22,023	51,396	47,685

	$452,415	$471,081	$962,925	$979,281

NOTE 8 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company’s risk management programs, the Company uses a variety of financial instruments, including foreign currency option and forward contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company hedges against the currency risk associated with anticipated transactions for approximately the next twelve months denominated in European euros, Canadian dollars and Japanese yen. The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, such financial instruments are marked to market with the effective portion offset to accumulated other comprehensive income and any ineffective portion offset to current earnings. Amounts accumulated in other comprehensive income are subsequently amortized to cost of goods sold when the underlying transaction is included in earnings. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. Hedge ineffectiveness was not material during the nine months ended September 30, 2008 and 2007.

In the normal course of business, the Company’s financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-functional currency denominated assets, liabilities and income. The Company regularly assesses these risks and has established policies and business practices that serve to mitigate these potential exposures. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

The Company’s foreign currency risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. Particular focus is put on anticipated cash flows resulting from anticipated inventory purchases and the related receivables and payables, including third party or intercompany transactions.

The Company manages this risk primarily by using currency forward exchange contracts and options. Anticipated transactions that are hedged carry a high level of certainty and are expected to be recognized within one year. The Company uses cross-currency swaps to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in the Euro, Japanese yen and Canadian dollars.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company attempts to mitigate exchange rate risk through hedging practices. However, if recent foreign currency exchange rate volatility continues, it is reasonably possible that the Company could experience a materially adverse effect on the cost of goods sold during the next twelve months.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Letters of credit outstanding issued for purchase orders of inventory were $6,304,000 and $13,738,000 at September 30, 2008 and December 31, 2007, respectively.

Product purchase obligations for open production purchase orders for sourced apparel, footwear, accessories and equipment, and materials used to manufacture apparel were $277,379,000 and $148,835,000 at September 30, 2008 and December 31, 2007, respectively.

Operating Leases

Future minimum operating lease payments, including rent escalation clauses, were $211,166,000 and $94,274,000 at September 30, 2008 and December 31, 2007, respectively. Future minimum payments do not include real estate taxes, insurance, common area maintenance and other costs for which the Company may be obligated.

There have not been any other material changes relating to the commitments and contingencies reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 10 - FAIR VALUE MEASURES

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

Level 1 –	observable inputs such as quoted prices in active markets;

Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 are as follows (in thousands):

	Total	Level 1 (1)	Level 2 (2)	Level 3
Assets:
Cash and cash equivalents	$142,955	$142,955	$—	—
Short-term investments	2,316	2,316	—	—
Derivative financial instruments	1,899	—	1,899	—

(1)	Level 1 assets include money market funds and certificates of deposit which cost approximates fair value.

(2)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 5 and Note 8 for further discussion.

There were no assets and liabilities measured at fair value on a nonrecurring basis.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales results across markets, distribution channels and product categories, access to raw materials and factory capacity, and financing and working capital requirements and resources.

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

In 2007, we reclassified our geographical net sales and segment reporting to reflect changes in our internal management and oversight structure as well as growth of the international distributor business. Net sales to international distributors, previously included as part of “Other International,” have been regrouped into either the new Europe, Middle-East and Africa (“EMEA”) or Latin America and Asia Pacific (“LAAP”) region, in accordance with the markets in which each respective distributor operates. Previously reported geographical net sales information for the three and nine months ended September 30, 2007 was reclassified to reflect this change.

All references to quarters relate to the quarter ended September 30 of the particular year.

Overview

Highlights for the third quarter of 2008 are as follows:

•

Net sales decreased $18.7 million, or 4%, to $452.4 million from $471.1 million for the comparable period in 2007. Changes in foreign currency exchange rates compared with the third quarter of 2007 contributed one percentage point of benefit to the consolidated net sales comparison. The decrease in net sales was primarily driven by our Columbia brand business in the United States, EMEA region and Canada, partially offset by growth from our sales of Mountain Hardwear brand products and our business in the LAAP region.

•

Gross profit increased 150 basis points to 44.7% of net sales from 43.2% of net sales for the comparable period in 2007. This expansion was primarily due to improved sportswear and footwear product margins, favorable foreign currency hedge rates and a lower volume of close-out product sales at better comparative margins.

•

Selling, general and administrative (“SG&A”) expense increased $8.6 million, or 8%, to $120.8 million from $112.2 million for the comparable period in 2007. We expect full year 2008 SG&A expense, as a percentage of net sales, to increase compared to 2007 due primarily to planned investment in incremental marketing activities in 2008 to drive consumer demand for our brands, together with initial investment and incremental operating costs of our new retail stores.

•	Net income was $58.3 million or $1.69 per diluted share, compared to $62.6 million or $1.72 per diluted share, for the comparable period in 2007.

•

Our backlog for the spring 2009 selling season as of September 30, 2008 decreased $43.5 million, or 10.5%, to $370.9 million from $414.4 million as of September 30, 2007. Changes in foreign currency exchange rates compared with 2007 contributed less than one percentage point of benefit to the spring 2009 backlog comparison. The decrease in our spring backlog was the result of a decline in orders in the United States, EMEA and Canada driven primarily by a decline in orders of Columbia brand sportswear. Although we cannot predict with certainty any future results, our reported backlog is one indicator of our anticipated net sales for the spring 2009 selling season. Many factors, however, could cause actual sales to differ materially from reported future order backlog, including the potential cancellation of orders by customers, changes in foreign currency exchange rates and continued deterioration of the macroeconomic conditions. We expect that our own retail sales will partially offset some of the anticipated wholesale sales decline for the spring 2009 season. Moreover, our spring 2009 backlog should not be used in forecasting sales beyond the spring 2009 selling season.

Since our initial public offering in 1998, our net sales have increased from $427.3 million in 1998 to $1,356.0 million in 2007, which equates to a compound annual growth rate of approximately 14% for this period. Although we cannot predict future results with certainty and despite current global economic conditions, we are committed to our demand creation and retail expansion strategies to stimulate increased consumer demand and improve inventory management with minimal disruption to our wholesale distribution channels. With our commitment to investment in these strategies, a well-developed sourcing and distribution infrastructure and a proven design and product development team, we believe that we are well positioned to establish sustainable platforms that will support long-term growth and profitability.

Results of Operations

Net income decreased $4.3 million, or 7%, to $58.3 million for the third quarter of 2008 from $62.6 million for the comparable period in 2007. Diluted earnings per share was $1.69 for the third quarter of 2008 compared to $1.72 for the third quarter of 2007.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.3	56.8	56.6	57.0

Gross profit	44.7	43.2	43.4	43.0
Selling, general and administrative expense	26.7	23.8	32.8	28.8
Net licensing income	0.4	0.3	0.4	0.3

Income from operations	18.4	19.7	11.0	14.5
Interest income, net	0.4	0.4	0.7	0.8

Income before income tax	18.8	20.1	11.7	15.3
Income tax expense	(5.9)	(6.8)	(3.8)	(5.2)

Net income	12.9%	13.3%	7.9%	10.1%

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

Net Sales: Consolidated net sales decreased 4% to $452.4 million for the third quarter of 2008 from $471.1 million for the comparable period in 2007. Changes in foreign currency exchange rates compared with the third quarter of 2007 contributed one percentage point of benefit to consolidated net sales for the third quarter of 2008.

The decrease in net sales was driven by decreased net sales in the United States, EMEA region and Canada, partially offset by increased net sales in the LAAP region. By product category, the reduction in net sales was led by footwear, followed by outerwear and sportswear, partially offset by an increase in net sales of accessories and equipment.

Sales by Geographic Region

Net sales in the United States decreased $12.9 million, or 5%, to $271.3 million for the third quarter of 2008 from $284.2 million for the comparable period in 2007. The decrease in net sales in the United States was led by sportswear, followed by outerwear, footwear and accessories and equipment. The net sales decrease was led by the wholesale business for the Columbia brand, partially offset by increased net sales through our retail stores as a result of our expanded retail business and an increase in net sales of Mountain Hardwear brand outerwear. The decrease in wholesale net sales in the United States was primarily the result of lower initial order volumes for fall 2008 season and the weak U.S. retail environment resulting from difficult macro-economic conditions.

Net sales in the EMEA region decreased $9.1 million, or 10%, to $78.2 million for the third quarter of 2008 from $87.3 million for the comparable period in 2007. Changes in foreign currency exchange rates compared with 2007 contributed six percentage points of benefit to the EMEA net sales comparison. The decrease in net sales in the EMEA region was led by footwear, followed by sportswear and outerwear. Net sales of accessories and equipment in the EMEA region remained essentially flat compared to the third quarter of 2007. The net sales decreases for EMEA direct and EMEA distributors were essentially equal. The decrease in EMEA direct net sales was a result of lower initial order volumes due to continued product assortment and marketing challenges, coupled with economic uncertainty in that region. The decrease in net sales to EMEA distributors reflects earlier shipments of our fall 2008 products in this year’s second quarter, compared with shipments of our fall 2007 line, more of which occurred in last year’s third quarter.

Net sales in the LAAP region increased $4.3 million, or 10%, to $46.1 million for the third quarter of 2008 from $41.8 million for the comparable period in 2007. Changes in foreign currency exchange rates compared with 2007 contributed less than one percentage point of benefit to the LAAP net sales comparison. Net sales growth in the LAAP region was driven by our Japan business, followed by our Korea business, partially offset by a decrease in net sales to LAAP distributors. The increase in Japan net sales was primarily the result of growth in our retail business as well as continued expansion with key wholesale partners, particularly in the sports chain channel.

Net sales in Canada decreased $1.0 million, or 2%, to $56.8 million for the third quarter of 2008 from $57.8 million for the comparable period in 2007. Changes in foreign currency exchange rates compared with 2007 contributed one percentage point of benefit to Canada’s net sales comparison. The decrease in net sales in Canada was primarily the result of a decrease in net sales of outerwear, partially offset by increased net sales in sportswear, footwear and accessories and equipment. The net sales decrease in outerwear was primarily attributable to lower initial order volumes for the fall 2008 season. The decrease in net sales in Canada was partially offset by incremental sales of fall 2008 Mountain Hardwear brand and Montrail brand products that were previously sold through third party distributors. We began selling Mountain Hardwear brand and Montrail brand products directly in the Canadian market beginning with the spring 2008 product line.

Sales by Product Category

Net sales of sportswear decreased $4.4 million, or 3%, to $157.5 million for the third quarter of 2008 from $161.9 million for the comparable period in 2007. The decrease in sportswear net sales was the result of a decrease in net sales in the United States, followed by the EMEA region, partially offset by increased net sales in the LAAP region and Canada. The sportswear net sales decrease was led by the United States wholesale business for the Columbia brand, partially offset by increased net sales through our retail stores as a result of our expanded retail business. We primarily attribute the decrease in wholesale sportswear net sales in the United States to lower initial order volumes for fall 2008 season and the weak U.S. retail environment resulting from difficult macro-economic conditions.

Net sales of outerwear decreased $7.2 million, or 3%, to $208.6 million for the third quarter of 2008 from $215.8 million for the comparable period in 2007. The decrease in outerwear net sales was led by the United States, followed by Canada and the EMEA region, partially offset by a net sales increase in the LAAP region. The outerwear net sales decrease was led by the United States wholesale business for the Columbia brand, partially offset by an increase in net sales of Mountain Hardwear brand outerwear and increased net sales through our retail stores as a result of our expanded retail business. The decrease in wholesale outerwear net sales in the United States was primarily the result of lower initial order volumes for fall 2008 season and the continued weak U.S. retail environment resulting from difficult macro-economic conditions.

Net sales of footwear decreased $7.8 million, or 11%, to $63.6 million for the third quarter of 2008 from $71.4 million for the comparable period in 2007. The decrease in footwear net sales was led by the EMEA region, followed by the United States, partially offset by an increase in net sales in the LAAP region and Canada. The decreases in net sales of footwear for EMEA direct and EMEA distributors were essentially equal. The decrease in EMEA direct footwear net sales was primarily the result of lower initial order volumes due to continued product assortment and marketing challenges, coupled with economic uncertainty in that region. The decrease in EMEA distributor footwear net sales was largely attributable to earlier shipments of fall 2008 products in this year’s second quarter, compared with shipments of our fall 2007 line, more of which occurred in last year’s third quarter.

Net sales of accessories and equipment increased $0.7 million, or 3%, to $22.7 million for the third quarter of 2008 from $22.0 million for the comparable period in 2007. The increase in accessories and equipment net sales was led by the LAAP region, followed by Canada. The increase in net sales of accessories and equipment were partially offset by a decrease in the United States while net sales remained essentially flat in the EMEA region. The increase in accessories and equipment net sales in the LAAP region was primarily attributable to increased sales of bags and packs.

Gross Profit: Gross profit, as a percentage of net sales, increased to 44.7% for the third quarter of 2008 from 43.2% for the comparable period in 2007. Gross profit expansion was primarily due to improved sportswear and footwear product margins, favorable foreign currency hedge rates and a lower volume of close-out product sales at better comparative margins.

Our gross profits may not be comparable to those of other companies in our industry because some include all of the costs related to their distribution network in cost of sales. We, like others, have chosen to include these expenses as a component of SG&A expense.

Selling, General and Administrative Expense: SG&A expense includes all costs associated with our design, merchandising, marketing, distribution and corporate functions, including related depreciation and amortization.

SG&A expense increased $8.6 million, or 8%, to $120.8 million for the third quarter of 2008 from $112.2 million for the comparable period in 2007. Selling expenses increased $3.1 million, or 8%, and general and administrative expenses increased $5.5 million, or 8%. As a percentage of net sales, SG&A expense increased to 26.7% of net sales for the third quarter of 2008 from 23.8% of net sales for the comparable period in 2007.

Selling expenses, including commissions and advertising, increased to 9.2% of net sales for the third quarter of 2008 from 8.2% of net sales for the comparable period in 2007. We attribute the increase in selling expenses as a percentage of net sales to our increased marketing investments to drive consumer demand for our brands, which was amplified by a decrease in consolidated net sales for the quarter.

The increase in general and administrative expenses primarily resulted from the start-up and operational costs of our new retail stores. Depreciation and amortization included in SG&A expense totaled $7.8 million for the third quarter of 2008, compared to $7.5 million for the same period in 2007.

Net Licensing Income: We derive net licensing income from income that we earn through licensing our trademarks across a range of categories that complement our current product offerings. Products distributed by our licensees for the third quarter of 2008 included socks, bicycles, insulated products including soft-sided coolers, leather accessories, camping gear, eyewear, watches, home furnishings, and other accessories.

Net licensing income increased to $1.9 million for the third quarter of 2008 compared to $1.3 million for the same period in 2007. The components of licensing income for the third quarter of 2008 were led by socks, followed by leather accessories, leather outerwear, eyewear, insulated products and bicycles.

Interest Income, Net: Net interest income was $1.8 million for the third quarter of 2008 compared to $2.1 million for the same period in 2007. The decrease in interest income was due to a change in the mix of cash and short-term investments, coupled with lower interest rates compared to the same period in 2007. Interest expense was nominal for the third quarter of 2008 and the comparable period in 2007.

Income Tax Expense: The provision for income taxes decreased to $26.6 million for the third quarter of 2008 from $32.0 million for the comparable period in 2007 due to lower income and a lower effective income tax rate for the third quarter of 2008 compared to the same period in 2007. Our effective income tax rate was 31.3% for the third quarter of 2008 compared to 33.9% for the same period in 2007. The decrease in our effective tax rate was primarily due to the recognition of a tax benefit associated with a tax reserve and the fact that a greater percentage of our income in 2008 is expected to be earned in foreign jurisdictions that tax corporate income at a lower rate than the U.S. tax rate.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Sales: Consolidated net sales decreased 2% to $962.9 million for the nine months ended September 30, 2008 from $979.3 million for the comparable period in 2007. Changes in foreign currency exchange rates contributed two percentage points of benefit to consolidated net sales for the nine months ended September 30, 2008 compared to the same period in 2007.

The decrease in net sales was led primarily by the United States, followed by the EMEA region, partially offset by increased net sales in the LAAP region and Canada. By product category, the reduction in net sales was led by sportswear, followed by footwear, partially offset by increased net sales of outerwear and accessories and equipment.

Sales by Geographic Region

Net sales in the United States decreased $34.1 million, or 6%, to $522.7 million from $556.8 million for the comparable period in 2007. The reduction in net sales in the United States was led by sportswear, followed by outerwear and footwear, while net sales of accessories and equipment remained essentially flat. The net sales decrease was led by the wholesale business for the Columbia brand, partially offset by increased net sales through our retail stores as a result of our expanded retail business. The decrease in wholesale net sales was primarily the result of lower initial order volumes for spring and fall 2008 seasons and the weak U.S. retail environment resulting from difficult macro-economic conditions. In addition, unseasonably cool weather conditions in the spring 2008 season led to significant order reductions and cancellations.

Net sales in the EMEA region decreased $3.8 million, or 2%, to $207.3 million from $211.1 million for the comparable period in 2007. Changes in foreign currency exchange rates contributed seven percentage points of benefit to the EMEA net sales comparison. The decrease in net sales in the EMEA region was led by footwear, followed by sportswear, offset by an increase in outerwear net sales and a modest increase in net sales of accessories and equipment. The decrease in net sales in the EMEA region included a decrease in EMEA direct net sales, partially offset by an increase in net sales to EMEA distributors. The decrease in EMEA direct net sales was result of lower initial order volumes in spring and fall 2008 seasons due to continued product assortment and marketing challenges, coupled with economic uncertainty in that region. The increase in net sales to EMEA distributors primarily reflects increased outerwear net sales to our largest distributor.

Net sales in the LAAP region increased $19.3 million, or 17%, to $135.2 million from $115.9 million for the comparable period in 2007. Changes in foreign currency exchange rates contributed three percentage points of benefit to the LAAP net sales comparison. Net sales growth in the LAAP region was led by our Japan business, followed by our Korea business and our LAAP distributor businesses. The increase in Japan net sales was primarily the result of growth in our retail business as well as continued expansion with key wholesale partners, particularly in the sports chain channel.

Net sales in Canada increased $2.2 million, or 2%, to $97.7 million from $95.5 million for the comparable period in 2007. Changes in foreign currency exchange rates contributed six percentage points of benefit to Canada’s net sales comparison. The increase in net sales in Canada was led by sportswear, followed by accessories and equipment, offset by a decrease in net sales of outerwear and footwear. The increase in Canada net sales was primarily the result of incremental sales of Mountain Hardwear brand and Montrail brand products that were previously sold through third party distributors, partially offset by a decrease in sales of Columbia brand outerwear primarily attributable to lower initial order volumes for the fall 2008 season.

Sales by Product Category

Net sales of sportswear decreased $15.3 million, or 3%, to $434.1 million from $449.4 million for the comparable period in 2007. The decrease in sportswear net sales was predominantly the result of decreased net sales in the United States, followed by the EMEA region, offset by net sales increases in the LAAP region and Canada. The sportswear net sales decrease was led by the United States wholesale business for the Columbia brand, partially offset by increased net sales through our retail stores as a result of our expanded retail business. We primarily attribute the decrease in wholesale net sales of sportswear to lower initial order volumes and the weak U.S. retail environment resulting from difficult macro-economic conditions. In addition, unseasonably cool weather conditions in the spring 2008 season led to significant order reductions and cancellations.

Net sales of outerwear increased $4.6 million, or 1%, to $320.0 million from $315.4 million for the comparable period in 2007. The increase in outerwear net sales was led by the LAAP region, followed by the EMEA region, partially offset by a net sales decrease in the United States and Canada. The net sales increase of outerwear in the LAAP region was driven by our Japan business, followed by our Korea business and net sales to LAAP distributors. The increase in net sales of outerwear in Japan was primarily the result of growth in our retail business as well as continued expansion with key wholesale partners, particularly in the sports chain channel.

Net sales of footwear decreased $9.4 million, or 6%, to $157.4 million from $166.8 million for the comparable period in 2007. The decrease in footwear net sales was led by the EMEA region, followed by the United States and Canada, partially offset by a slight increase in net sales in the LAAP region. The decrease in footwear net sales in the EMEA region was led by EMEA direct footwear net sales, followed by EMEA distributor net sales. The decrease in EMEA direct footwear net sales was primarily the result of lower initial order volumes due to continued product assortment and marketing challenges, coupled with economic uncertainty in that region. The decrease in EMEA distributor footwear net sales was primarily a result of earlier shipments of spring 2008 product that occurred in the fourth quarter of 2007.

Net sales of accessories and equipment increased $3.7 million, or 8%, to $51.4 million from $47.7 million for the comparable period in 2007. Accessories and equipment net sales growth was led by the LAAP region, followed by Canada and the EMEA region while net sales in the United States remained essentially flat. The increase in accessories and equipment net sales in the LAAP region was primarily attributable to increased sales of bags and packs.

Gross Profit: Gross profit, as a percentage of net sales, increased to 43.4% for the nine months ended September 30, 2008 from 43.0% for the comparable period in 2007. Gross profit percentages expanded in our outerwear, sportswear and footwear categories, partially offset by a contraction in accessories and equipment gross profit percentage. Gross profit expansion was primarily due to favorable foreign currency hedge rates, a lower volume of close-out product sales and some increased average selling prices.

Improvement in foreign currency hedge rates for our fall 2008 selling season favorably affected our gross profit. Since our global supply of inventory is generally purchased with U.S. dollars, the gross profit of our direct international businesses is partially dependent on the valuation of the U.S. dollar. For our fall 2008 selling season, the hedge rates for our European, Canadian and Japanese businesses improved from our fall 2007 selling season.

Selling, General and Administrative Expense: SG&A expense increased $34.2 million, or 12%, to $316.0 million for the nine months ended September 30, 2008 from $281.8 million for the comparable period in 2007. Selling expenses increased $5.6 million, or 7%, and general and administrative expenses increased $28.6 million, or 14%. As a percentage of net sales, SG&A expense increased to 32.8% of net sales for the nine months ended September 30, 2008 from 28.8% of net sales for the comparable period in 2007.

Selling expenses, including commissions and advertising, increased to 9.2% of net sales for the nine months ended September 30, 2008 from 8.5% of net sales for the comparable period in 2007. We attribute the increase in selling expenses as a percentage of net sales to our increased marketing investments to drive consumer demand for our brands, which was amplified by a decrease in consolidated net sales for nine months ended September 30, 2008 compared to the same period in 2007.

The increase in general and administrative expenses primarily resulted from the start-up and operational costs of our new retail stores. Depreciation and amortization included in SG&A expense totaled $22.4 million for the nine months ended September 30, 2008, compared to $21.4 million for the same period in 2007.

Net Licensing Income: Net licensing income increased to $3.9 million for the nine months ended September 30, 2008 from $3.3 million for the comparable period in 2007. The components of licensing income for the nine months ended September 30, 2008 were led by socks, followed by insulated products, leather accessories, eyewear, bicycles and camping gear.

Interest Income, Net: Net interest income was $6.4 million for the nine months ended September 30, 2008 compared to $7.1 million for the same period in 2007. The decrease in interest income was due to a change in the mix of cash and short-term investments, coupled with lower interest rates compared to the same period in 2007. Interest expense was nominal for the nine months ended September 30, 2008 and the comparable period in 2007.

Income Tax Expense: The provision for income taxes decreased to $36.2 million for the nine months ended September 30, 2008 from $50.6 million for the comparable period in 2007 due to lower income and a lower effective income tax rate for the nine months ended September 30, 2008 compared to the same period in 2007. Our effective income tax rate was 32.1% for the nine months ended September 30, 2008, compared to 33.9% for the same period in 2007. The decrease in our effective tax rate was primarily due to the recognition of a tax benefit associated with a tax reserve and the fact that a greater percentage of our income in 2008 is expected to be earned in foreign jurisdictions that tax corporate income at a lower rate than the U.S. tax rate.

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

Business Strategy and Outlook Update

Our business, like other branded consumer product companies, is heavily dependent upon discretionary consumer spending patterns. Our net sales volumes have been affected by the unpredictability of the global economy, its impact on consumer purchasing behavior and retailers’ behavior related to advance orders, order cancellations and seasonal reorders. The current macro-economic environment in the U.S. has caused tightening of credit for our customers and consumers and a significant slowing of retail sales. This has resulted in, and could continue to cause, a more cautious approach by many of our wholesale customers when placing advance orders for seasonal products and reducing, delaying delivery, or cancelling advance orders placed in prior periods. These pressures are also emerging in other global markets. In addition, the effects of foreign currency exchange rates may amplify our revenue decline if the U.S. dollar continues to strengthen compared to foreign currencies in our direct markets. We expect our retail revenues to partially offset some of this wholesale decline.

We believe that we have appropriately factored into our plans our historical experiences, current retail expectations, incremental sales from our new retail stores, and the estimated effect of foreign currency exchange rate differences, however macro-economic conditions have increased the uncertainty of our ability to rely on these historic experiences and estimates. Historically, our results in the fourth quarter are more variable than the third quarter because they rely more heavily on fall weather patterns and the pace of retail sell-through to stimulate customer reorders. In this challenging economic environment, we are also mindful of our reliance on the overall financial health of our customers and their ability to continue to access credit markets to fund their purchases and day-to-day operations.

Despite the current environment, we remain committed to investing in our demand creation and retail expansion strategies that we believe will stimulate consumer demand, enhance our brand equity, grow our market share, improve inventory management and distribution of excess and end-of-season products in the U.S., and be accretive to earnings in the long-term after the economy recovers. In the short-term, we expect that pursuing these strategies during a period of economic turmoil will negatively affect our operating income by increasing SG&A expenses as a percentage of consolidated net sales. However, we expect these investments to establish sustainable platforms that will support improved long-term growth and profitability.

Liquidity and Capital Resources

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At September 30, 2008 we had total cash and cash equivalents of $143.0 million compared to $192.0 million at December 31, 2007.

Net cash provided by operating activities was $5.5 million for the nine months ended September 30, 2008 compared to net cash used of $68.4 million for the same period in 2007. The change was primarily due to smaller increases in inventory and accounts receivable during the nine months ended September 30, 2008 compared to the same period in 2007.

Net cash provided by investing activities was $46.4 million for the nine months ended September 30, 2008, compared to $70.6 million for the comparable period in 2007. For the 2008 period, net cash provided by investing activities primarily consisted of $79.2 million for net sales of short-term investments, partially offset by $40.4 million for capital expenditures, of which $7.5 million was incurred but not yet paid. For the 2007 period, net cash provided by investing activities primarily consisted of net sales of short-term investments of $88.3 million, partially offset by $20.1 million used for capital expenditures, of which $2.4 million was incurred but not yet paid.

Cash used in financing activities was $92.7 million for the nine months ended September 30, 2008, compared to $20.6 million for the comparable period in 2007. For the 2008 period, net cash used in financing activities primarily consisted of the repurchase of common stock at an aggregate price of $79.6 million and payment of dividends of $16.7 million. For the 2007 period, net cash used in financing activities primarily consisted of the repurchase of $17.7 million of common stock, the payment of dividends of $15.2 million and the net repayments of notes payable of $3.6 million, partially offset by proceeds from the issuance of common stock under employee stock plans of $14.3 million.

To assist with the funding of our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $50.0 million to $125.0 million, of which $25.0 million to $100.0 million is committed. At September 30, 2008, no balance was outstanding under these lines of credit and we were in compliance with covenants associated with our lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $118.0 million at September 30, 2008, of which $4.1 million is designated as a European customs guarantee. At September 30, 2008, no balance was outstanding under these lines of credit.

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

Off-Balance Sheet Arrangements

We maintain unsecured and uncommitted import lines of credit with a combined limit of $150.0 million at September 30, 2008, available for issuing documentary letters of credit. At September 30, 2008, we had letters of credit outstanding in the amount of $6.3 million issued for purchase orders for inventory.

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

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates of the uncollectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and we make judgments about the creditworthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, credit insurance coverage, current economic trends, and changes in customer payment terms. Tight credit market conditions may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, leading to higher than normal accounts receivable. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated financial position, results of operations or cash flows. If the financial condition of our customers deteriorates and results in their inability to make payments, a larger allowance may be required. If we determine that a smaller or larger allowance is appropriate, we will record a credit or a charge to SG&A expense in the period in which we make such a determination.

Inventory Obsolescence and Product Warranty

We make ongoing estimates of potential future excess, close-out or slow moving inventory and product warranty costs. We identify our excess inventory, a component of which is planned, and evaluate our purchase commitments, sales forecasts, our own retail capacity, and historical experience, and make provisions as necessary to properly reflect inventory value at the lower of cost or estimated market value. When we evaluate our reserve for warranty costs, we consider our historical claim rates by season, product mix, current economic trends, and the historical cost to repair, replace, or refund the original sale. If we determine that a smaller or larger reserve is appropriate, we will record a credit or a charge to cost of sales in the period we make such a determination.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period using the straight-line attribution method. As allowed under SFAS No. 123R, we estimate stock-based compensation for stock options granted using the Black-Scholes option pricing model, which requires various highly subjective assumptions, including volatility and expected option life. Further, as required under SFAS No. 123R, we estimate forfeitures for stock-based awards granted, which are not expected to vest. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for the fiscal years and interim quarters beginning after November 15, 2008. We do not expect the adoption of this statement to have a material effect on our consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. This statement permits us to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cash flows. See Note 10 of Notes to Condensed Consolidated Financial Statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2007, except for foreign currency exchange rate risk exposure. See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We May be Adversely Affected by a Prolonged Economic Downturn or Economic Uncertainty

Sales of our products are subject to substantial cyclical fluctuation. Consumer demand for our products may not reach our growth targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and Europe. For example, the credit market crisis and an overall slower economy in the United States are creating additional uncertainties for our customers and our business. Continued volatility in the global oil markets often has resulted in higher fuel and product prices, which vendors may pass on to us. Because we price our products to our customers in advance and external cost increases may be difficult to anticipate, we may not be able to pass these increased costs on to our customers. Rising oil prices and interest rates may also adversely affect consumer demand. Our investment portfolio is subject to a number of risks and uncertainties. Changes in market conditions, such as those that accompany an economic downturn or economic uncertainty, may negatively affect the value and liquidity of our investment portfolio, perhaps significantly. Our sensitivity to economic cycles and any related fluctuation in consumer and wholesale demand and rising shipping and other costs may have a material adverse effect on our results of operations and financial condition.

We May be Adversely Affected by Uncertainty in the Global Credit Market

Our vendors, customers and other participants in our supply chain may require access to credit markets in order to do business. Credit market conditions may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, leading to higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense. Credit conditions may impair our vendors’ ability to finance the purchase of raw materials or general working capital needs to support our production requirements, resulting in a delay or non-delivery of inventory shipments during key seasons.

Our ability to find investments that are both safe and liquid and that provide a reasonable return may be impaired. This could result in lower interest income, longer investment tenors and/or higher other-than-temporary impairments.

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

We May be Adversely Affected by the Financial Health of Retailers

A slowing economy in our key markets is having an adverse effect on the financial health of our customers, including potential bankruptcies, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant customers have had financial difficulties in the past and are currently experiencing tightened credit markets and declining sales and profitability on a comparable store basis, which in turn has an adverse effect on our business.

We Operate in Very Competitive Markets

The markets for outerwear, sportswear, footwear, related accessories and equipment are highly competitive, as are the markets for our licensed products. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories and equipment companies.

Retailers who are our customers often pose our most significant competitive threat by marketing apparel, footwear and equipment under their own labels. For example, in the U.S., several of our largest customers have developed significant private label brands during the past decade that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advanced orders with us in order to manage their own inventory levels downward during a weak economic cycle. In 2006 and 2007 our European business was negatively affected by a key customer’s decision to expand its private label program, which resulted in reduced outerwear and footwear orders from that key customer.

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

We Face Risks Associated with Consumer Preferences and Fashion Trends

Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, changes in fashion trends may have a greater impact than in the past as we expand our offerings to include more product categories in more geographic areas. We also face risks because our business requires us to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk through early order commitments by retailers, we must generally place production orders with manufacturers before we have received all of a season’s orders, and orders may be cancelled by retailers before shipment. If we fail to anticipate and respond to consumer preferences, we may have lower sales, excess inventories and lower profit margins, any of which may have a material adverse effect on our results of operations and financial condition.

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

Our Success Depends on Our Information Systems

Our business is increasingly reliant on information technology. Information systems are used in all stages of our production cycle, from design to distribution and sales, and are used as a method of communication between employees, with our subsidiaries and liaison offices overseas, as well as with our customers. We also rely on our information systems to allocate resources and forecast operating results. System failures, breach of confidential information, or service interruptions may occur as the result of a number of factors, including computer viruses, hacking or other unlawful activities by third parties, disasters, or our failure to properly protect, repair, maintain, or upgrade our systems. Any breach or interruption of critical business information systems may have a material adverse effect on our results of operations and financial condition.

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

To implement our business strategy, we must manage growth effectively. We must continue to modify various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Growth may place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we may have operating difficulties as a result. For example, in recent years, we have undertaken a number of new initiatives that require significant management attention and corporate resources, including the implementation of our retail store strategy, the development or expansion of distribution facilities on two continents, the acquisition of the Sorel and Pacific Trail brands, and the acquisition and integration of Mountain Hardwear, Inc. and the Montrail brand. This growth involves many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our results of operations and financial condition.

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

We Depend on Independent Manufacturers

Our products are produced by independent manufacturers worldwide. We do not operate or own any production facilities. Although we enter into a number of purchase order commitments each season, we generally do not maintain long-term manufacturing contracts. Because of these factors, manufacturing operations may fail to perform as expected or our competitors may obtain production or quota capacities that effectively limit or eliminate the availability of these resources to us. If a manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary production or quota capacities, we may miss delivery deadlines, or incur additional costs, which may result in cancellation of orders, refusal to accept deliveries, a reduction in purchase prices, or increased costs, any of which may have a material adverse effect on our business. Reliance on independent manufacturers also creates quality control risks. A failure in our quality control program may result in diminished product quality, which may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition. Finally, if a manufacturer violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, we may be subject to significant negative publicity, consumer demand for our products may decrease, and under some circumstances we may be subject to liability for the manufacturer’s practices, any of which may have a material adverse effect on our results of operations and financial condition.

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

Our Common Stock Price May Be Volatile

The price of our common stock has fluctuated substantially since our initial public offering. Our common stock is traded on the NASDAQ Global Select Market, which is likely to continue to have significant price and volume fluctuations that may adversely affect the market price of our common stock without regard to our operating performance. Factors such as general market conditions, fluctuations in financial results, variances from financial market expectations, changes in earnings estimates by analysts, or announcements by us or our competitors may also cause the market price of our common stock to fluctuate, perhaps substantially.

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

Item 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs –
July 1, 2008 to July 31, 2008	385,842	$37.06	385,842	$25,007,000
August 1, 2008 to August 31, 2008	510,381	39.79	510,381	4,697,000
September 1, 2008 to September 30, 2008	5,450	40.00	5,450	4,479,000

Total	901,673	$38.62	901,673	$4,479,000

(1)

Since the inception of our stock repurchase plan in 2004 through September 30, 2008, our Board of Directors has authorized the repurchase of $400,000,000 of our common stock and we have repurchased 8,582,333 shares under this program at an aggregate purchase price of approximately $395,521,000. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. In October 2008, we reached the limit of the Board of Directors’ previous stock repurchase authorizations resulting in the repurchase of 8,694,657 shares at an aggregate price of $400,000,000 million since April 2004. In October 2008, the Company’s Board of Directors authorized the repurchase of up to an additional $100,000,000 of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to the market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

Item 5 – OTHER INFORMATION

On October 31, 2008, we entered into a fourth amendment to our Credit Agreement with Wells Fargo Bank, National Association. This amendment, effective October 31, 2008, extends the maturity date of loans under the agreement to July 1, 2010. The Fourth Amendment to Credit Agreement is filed as an exhibit to this Form 10-Q.

Item 6 – EXHIBITS

(a)	Exhibits

10.1	Fourth Amendment to Credit Agreement effective October 31, 2008 between Columbia Sportswear Company and Wells Fargo Bank, National Association

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Bryan L. Timm, Executive Vice President, Chief Operating Officer and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Bryan L. Timm, Executive Vice President, Chief Operating Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: November 6, 2008	/s/ BRYAN L. TIMM
Bryan L. Timm
Executive Vice President, Chief Operating Officer and Chief Financial Officer