Form 10-K
period 2008-12-31
COLUMBIA SPORTSWEAR CO
filed 2009-02-27
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $455,937,000 based on the last reported sale price of the Company’s Common Stock as reported by the NASDAQ Global Select Market System on that day.

The number of shares of Common Stock outstanding on February 13, 2009 was 33,868,290.

Part III is incorporated by reference from the registrant’s proxy statement for its 2009 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2008.

COLUMBIA SPORTSWEAR COMPANY

DECEMBER 31, 2008

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

As one of the largest outdoor apparel and footwear companies in the world, our products have earned an international reputation for innovation, quality, performance, durability, functionality, dependability and value. In addition to our flagship Columbia Sportswear® brand, we also design, develop, market and distribute active outdoor apparel, footwear and related accessories and equipment under the Mountain Hardwear®, Sorel®, Montrail® and Pacific Trail® brands. Our brands complement each other to address the diverse outdoor performance needs of a wide variety of outdoor consumer segments. We have sought to leverage our brand equity by expanding directly and through licensees into related outdoor and lifestyle merchandise categories, promoting a “head-to-toe” outfitting concept.

Each of our brands is distributed through a mix of wholesale distribution channels, independent distributors, our own retail stores and licensees. In 2008, we distributed our products to over 9,000 wholesale customers in over 100 countries. We employ creative marketing strategies designed to increase demand and reinforce consumer awareness of each of our brands. All of our products are manufactured by independent contractors in facilities located outside the United States.

As a consumer products company, the popularity of outdoor activities and changing design trends affect the desirability of our products. Therefore, we seek to influence, anticipate and respond to trends and shifts in consumer preferences by adjusting the mix of available product offerings, developing new products with innovative performance features and designs, and by creating persuasive and memorable marketing communications to drive consumer awareness and demand. Failure to respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.

Our business is subject to many risks and uncertainties that may have a material adverse effect on our financial condition, results of operations or cash flows. Some of these risks and uncertainties are described below under Item 1A, Risk Factors.

Seasonality and Variability of Business

Our business is affected by the general seasonal trends common to the outdoor apparel industry and is heavily dependent upon discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our product mix is weighted substantially toward the fall season, resulting in sales and profits being highest in the third calendar quarter. We expect the expansion of our owned retail operations to have a modest effect on the seasonality of our business, increasing the proportion of sales and profits that we generate in the fourth calendar quarter.

Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of the current macro-economic environment. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, and the continued popularity of outdoor activities as part of an active lifestyle in key markets. Our net sales volumes have been affected by the volatility of the global economy, its impact on consumer purchasing patterns and placement of advanced orders, order cancellations and seasonal reorders by retailers. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on our financial position, results of operations or cash flows.

For further discussion regarding the effects of the current macro-economic environment on our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Products

We provide high quality apparel, footwear, accessories and equipment for use in a wide range of outdoor activities by men, women and youth. A large percentage of our products are also worn for casual or leisure purposes. The durability, functionality and affordability of our products make them ideal for a wide range of outdoor activities. Our products serve consumers ranging from elite mountain climbers who use Columbia and Mountain Hardwear apparel and accessories, winter outdoor enthusiasts who wear Columbia and Sorel cold weather boots, hunting and fishing enthusiasts who wear our Columbia PFG® (Performance Fishing Gear) and PHG® (Performance Hunting Gear) apparel, top endurance trail runners who wear Montrail shoes, and outdoor-inspired consumers who wear Columbia sportswear and footwear for a variety of active outdoor pursuits. We also market apparel and accessories with licensed college team logos.

We categorize our merchandise in four principal categories: (1) sportswear, (2) outerwear, (3) footwear and (4) related accessories and equipment. Our product innovations and designs are inspired by the performance needs of consumers who participate in activities that we group into six end-user activity-based categories: (1) winter, (2) water, (3) trail, (4) travel, (5) fishing/hunting and (6) golf.

The following table presents the net sales and approximate percentages of net sales attributable to each of our principal product categories for each of the last three years ended December 31 (dollars in millions):

	2008		2007		2006
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Sportswear	$540.9	41.0%	$565.6	41.7%	$509.1	39.5%
Outerwear	491.7	37.3	497.6	36.7	496.5	38.6
Footwear	217.2	16.5	227.4	16.8	219.7	17.1
Accessories and equipment	68.0	5.2	65.4	4.8	62.4	4.8

Total	$1,317.8	100.0%	$1,356.0	100.0%	$1,287.7	100.0%

Sportswear

We design, develop, market and distribute sportswear products for men and women under our Columbia and Mountain Hardwear brands and for youth under our Columbia brand. Our sportswear products incorporate various fabrication and construction technologies that protect consumers from the outdoor elements and enable consumers to enjoy the outdoors longer and in greater comfort year round. Our sportswear products are designed to be worn as a layering system with our outerwear and footwear products during fall and winter outdoor activities, or individually during milder weather commonly encountered in spring and summer outdoor activities such as hiking, trekking, fishing, golfing, adventure travel and water-sports. Mountain Hardwear-branded sportswear consists primarily of performance styles designed for backpacking, rock climbing and adventure sports. Our Columbia and Mountain Hardwear sportswear product assortments also include casual styles designed to appeal to a broader consumer base.

Outerwear

We design, develop, market and distribute outerwear products for men and women under our Columbia, Mountain Hardwear, Sorel and Pacific Trail brands and for youth under our Columbia and Pacific Trail brands.

Outerwear is our most established and iconic product category and incorporates the cumulative design, fabrication, fit and construction technologies that we have pioneered over several decades and that we continue to innovate. Our outerwear is designed to protect the wearer from the harsher inclement weather commonly encountered in fall and winter outdoor activities, such as skiing, snowboarding, hiking, hunting, fishing and adventure travel. Our Mountain Hardwear brand features technically advanced shells, down parkas and technical clothing designed for specialized outdoor activities such as mountaineering, backpacking and climbing. These products are used by elite mountaineering athletes and serious outdoor enthusiasts around the globe.

Footwear

We design, develop, market and distribute footwear products for men and women under our Columbia, Sorel and Montrail brands and for youth under our Columbia and Sorel brands. Our footwear products address the needs of outdoor consumers who participate in activities that typically involve challenging or unusual terrain that requires superior stability, cushioning and traction features. Our footwear products include durable, lightweight hiking and trekking boots, trail running shoes, rugged cold weather boots for activities on snow and ice, sandals for use in amphibious activities, and casual shoes for everyday use.

Accessories and Equipment

We design, develop, market and distribute a line of Columbia-branded accessories and equipment, including bags, packs, headwear, scarves and gloves. These products incorporate many of our performance technologies and complement our apparel and footwear collections to protect consumers during a multitude of outdoor activities in virtually any climate. We also design, develop, market and distribute a line of Mountain Hardwear accessories and equipment that includes technically-advanced tents, sleeping systems and backpacks. These equipment products are designed for mountaineering, ultralight backpacking and camping.

Licensed Products

We also license our Columbia, Pacific Trail and Sorel trademarks across a range of product categories that complement our current offerings. Licensing enables us to develop our “head-to-toe” outfitting concept by expanding the reach of our brands to appropriate and well-defined categories. In 2008, we licensed our brands in fifteen product categories, including, among others, socks, performance base layer, leather outerwear and accessories, camping gear, eyewear, home furnishings, watches and bicycles.

Product Design and Innovation

We believe our product innovation efforts are a key factor in our past and future success. We are committed to designing innovative and functional products that deliver relevant performance benefits to consumers who participate in a wide range of competitive and recreational outdoor activities, enabling them to enjoy their outdoor activities longer and more frequently. We also place significant value on product designs (the overall appearance and image of our products) that, along with technical performance features, distinguish our products in the marketplace.

Our research and development efforts involve working closely with independent fabric and component suppliers to develop products that address the unique performance problems encountered by consumers during outdoor activities. The most important performance features of our sportswear and outerwear products include water resistant or waterproof fabrics, insulation from cold ambient air temperatures and the chilling effects of wind, body warmth retention, skin protection from the damaging effects of UVA and UVB rays emitted by the sun, moisture wicking, breathability to minimize internal water vapor and moisture accumulation, protection from abrasion, liquid and stain repellency, light weight, and intelligent placement and operation of pockets and zippers for ample storage and easy access to important equipment and accessories. The most important performance features of our outdoor footwear products include cushioning, stability, superior traction in varying outdoor terrain and soil/moisture conditions, insulation from cold air or ground conditions such as snow and ice, water resistant or waterproof upper fabrics, water channeling and expulsion during aquatic activities, breathability of the upper fabrics, protection from bruising and abrasion, liquid and stain repellency, and fit.

Intellectual Property

We own many trademarks, including Columbia®, Columbia Sportswear Company®, Convert®, Bugaboo®, Bugabootoo®, OMNI-TECH®, OMNI-SHADE®, OMNI-SHIELD™, OMNI-DRY®, OMNI-GRIP®, TECHLITE®, GRT®, PFG®, PHG®, Columbia Interchange System®, Titanium®, Sorel®, Mountain Hard Wear®, Montrail® , Pacific Trail®, the Columbia diamond shaped logo and arrow-circle design, the Mountain Hardwear nut logo and the Sorel polar bear logo. Our trademarks, many of which are registered or subject to pending applications in the United States and other nations, are used on virtually all of our products. We believe that our trademarks are an important factor in creating a market for our products, in identifying the Company, and in differentiating our products from competitors’ products. We vigorously protect these proprietary rights against counterfeit reproductions or other infringing activities.

Sales and Distribution

We sell our products through a mix of wholesale distribution channels, independent distributors, our own retail stores and licensees. Wholesale distribution channels include small, independently operated specialty stores, regional and national sporting goods chains, and large regional and national department store chains. We sell our products directly to consumers through a growing network of our own branded and outlet retail stores, and plan to begin selling our products to U.S. consumers on-line in the summer of 2009 through a new company-owned e-commerce website currently under development. In addition to our own retail operation, independent distributors, franchisees and licensees operate a total of over 400 Columbia and Mountain Hardwear-branded and outlet retail stores in various locations.

The following table presents net sales to unrelated entities and approximate percentages of net sales by geographic segment for each of the last three years (dollars in millions):

	2008		2007		2006
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
United States	$727.7	55.2%	$767.2	56.6%	$752.0	58.4%
Europe, Middle East and Africa (“EMEA”)	267.2	20.3	287.0	21.1	272.6	21.2
Latin America and Asia Pacific (“LAAP”)	198.2	15.0	175.7	13.0	142.9	11.1
Canada	124.7	9.5	126.1	9.3	120.2	9.3

Total	$1,317.8	100.0%	$1,356.0	100.0%	$1,287.7	100.0%

See Note 15 of Notes to Consolidated Financial Statements for net sales to unrelated entities, income before income tax, interest income (expense), income tax expense, depreciation and amortization expense, goodwill and identifiable assets by geographic segment.

United States and Canada

We sell our products in the United States and Canada to wholesale customers, through our own retail stores, and through licensees. Approximately 49% of the wholesale customers that offer our products worldwide are located in the United States and Canada. As of December 31, 2008, we operated 29 outlet retail stores and 8 branded retail stores in various locations throughout North America. In 2008, we licensed our Columbia, Sorel and Pacific Trail trademarks through 18 licensees in the United States. Sales in these two countries accounted for 64.7% of our net sales for 2008.

We distribute the majority of our products sold to United States wholesale customers and our own retail stores from distribution centers in Portland, Oregon and Robards, Kentucky. We own and operate both of these facilities. We distribute the majority of our products in Canada through two distribution centers in Strathroy, Ontario. We lease one of these facilities and completed construction of our owned facility in June 2008. In some instances, we arrange to have products shipped directly from our independent manufacturers to customer-designated facilities in the United States and Canada.

EMEA

We sell our products in our EMEA segment to wholesale customers, independent distributors, and through our own retail stores. Approximately 48% of the wholesale customers that offer our products worldwide are located in Western Europe. Approximately 62% of independent distributors that offer our products worldwide are located in our EMEA segment. As of December 31, 2008, we operated three outlet retail stores in Europe: one each in France, Spain and the United Kingdom. Sales in our EMEA region accounted for 20.3% of our net sales for 2008.

We distribute our apparel and footwear products in direct markets in Europe through our distribution center in Cambrai, France, that we own and operate. Independent distributors in our EMEA region serve wholesale and retail customers in several locations throughout the EMEA region, including Russia, portions of Europe, the Middle East and Africa. The majority of sales to our EMEA distributors are factory-direct shipments.

LAAP

We sell our products in our LAAP segment to independent distributors, through our own retail stores, to franchisees, to licensees and to wholesale customers. Approximately 38% of independent distributors that offer our products worldwide are located in our LAAP segment. As of December 31, 2008, we operated 59 branded retail stores and 18 outlet retail stores in Japan and Korea within our LAAP region. Approximately 3% of the wholesale customers that offer our products worldwide are located in Japan and Korea. Sales in our LAAP region accounted for 15.0% of our net sales for 2008.

Independent distributors in our LAAP region serve wholesale and retail customers in several locations throughout the LAAP region, including Australia, New Zealand, Latin America, and Asia. The vast majority of sales to our LAAP distributors are factory-direct shipments. We distribute our products in Japan through an independent logistics company that owns and operates a warehouse located near Tokyo, Japan. We distribute our products in Korea from a leased warehouse near Seoul, Korea.

Advertising, Marketing, and Promotion

Advertising, marketing and promotional programs are integral parts of our global strategy to build brand equity, raise global brand awareness, infuse our brands with excitement and stimulate consumer demand for our products worldwide. Our advertising, marketing and promotional efforts consist of integrated marketing activities, including print, television, outdoor and Internet advertising; enhanced in-store displays and merchandising techniques executed in partnership with various wholesale customers; public relations and brand communications focused on our innovative apparel, footwear, accessories and equipment technologies, performance features and styling. Our key brand messages are reinforced consistently at our wholesale customers’ stores using concept shops, focus areas and other visual merchandising displays dedicated exclusively to selling our merchandise on a year-round basis.

We also reinforce our marketing and product innovation messages through selected sponsorships of individual outdoor athletes, personalities and teams who serve as inspirational models of excellence to consumers. In 2008 we debuted a new 3-year sponsorship of the Team Columbia-Highroad professional cycling team at the 2008 Tour de France. Team Columbia-Highroad finished 2008 as the number one cycling team in the world with more stage victories over the course of the professional cycling season than any other team. The team’s success has continued to generate substantial media attention and generate favorable visibility for the Columbia brand in key markets around the world, especially in Europe, Australia and Latin American markets where professional cycling is among the most popular spectator and participant sports.

Working Capital Utilization

We design, develop, market and distribute our products, but do not own or operate our own manufacturing facilities. As a result, most of our capital is invested in short-term working capital assets, including cash and cash equivalents, short term investments, accounts receivable from customers, and finished goods inventory. At December 31, 2008, working capital assets accounted for approximately 76% of total assets. As a result, the degree to which we efficiently utilize our working capital assets can have a significant impact on our profitability and return on invested capital. The overall goals of our working capital management efforts are to maintain the minimum level of inventory necessary to deliver goods on time to our customers to satisfy end consumer demand, and to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers.

Demand Planning and Inventory Management

As a branded consumer products company, inventory represents one of the largest and riskiest capital commitments in our business model. We design and develop our seasonal product lines twelve to eighteen months in advance of their availability to consumers in retail stores. As a result, our ability to estimate seasonal consumer demand and to purchase appropriate levels of finished goods from our suppliers can significantly affect our sales, gross margins and profitability. For this reason, we maintain and continue to make substantial investments in information systems, processes and personnel in support of our ongoing demand planning efforts. The goals of our demand planning efforts are to purchase an adequate amount of inventory to service a targeted percentage of total consumer demand while minimizing excess inventory to avoid the negative effect that liquidating excess, end-of-season goods at discounted prices has on our gross margins and profitability.

In order to manage inventory risk, we use incentive discounts to encourage our wholesale customers to place advance orders approximately four to six months in advance of scheduled delivery. We use those advance orders, together with forecasted demand from our own retail stores, market trends, historical data, customer and sales feedback and several other important factors, to determine the volumes of each product to purchase from our suppliers around the world. From the time of initial order through production, receipt and delivery, we attempt to manage our inventory to reduce risk.

Our inventory management efforts cannot entirely eliminate inventory risk due to the inherently unpredictable nature of consumer demand, the ability of customers to cancel their orders prior to shipment, and other variables that affect our customers’ ability to take delivery of their orders when originally scheduled. In addition, we build calculated amounts of speculative inventory to support estimated at-once orders from customers and auto-replenishment orders on certain long-lived styles.

Credit and Collection

We extend credit to our customers based on an assessment of the customer’s financial condition, generally without requiring collateral. To assist us in scheduling production with our suppliers and delivering seasonal products to our customers on time, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In order to manage the inherent risks of customer receivables, we maintain and continue to invest in information systems, processes and personnel skilled in credit and collections. In some markets and with some customers we use credit insurance or standby letters of credit to minimize our risk of credit loss.

Sourcing and Manufacturing

Virtually all of our products are produced to our specifications by independent manufacturers located outside the United States. We believe that the use of independent manufacturers enables us to substantially limit our capital expenditures and avoid the costs and risks associated with owning and operating large production facilities and managing large labor forces. We also believe that the use of independent manufacturers greatly increases our production capacity, maximizes our flexibility and improves our product pricing. We generally do not maintain long-term manufacturing contracts; however, we believe that our historical long-term relationships with various manufacturers will help to ensure that adequate sources are available to produce a sufficient supply of goods in a timely manner and on satisfactory economic terms in the future. Our four largest factory groups accounted for approximately 11% of our total global apparel production in 2008 and a single vendor supplies substantially all of the zippers used in our products. These companies, however, have multiple factory locations, many of which are in different countries, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on our business.

Our apparel is manufactured in more than fifteen countries with Vietnam and China accounting for approximately 67% of our 2008 apparel production. Our footwear is manufactured in three countries with China and Vietnam accounting for approximately 99% of our 2008 footwear production.

We maintain thirteen manufacturing liaison offices in a total of seven Asian countries. Personnel in these manufacturing liaison offices are direct employees of Columbia, and are responsible for overseeing production at our independent manufacturers. We believe that having employees physically located in these regions enhances our ability to monitor factories for compliance with our policies, procedures and standards related to quality, delivery, pricing and labor practices. Our quality assurance process is designed to ensure that our products meet the highest quality standards. We believe that our quality assurance process is an important and effective means of maintaining the quality and reputation of our products.

Backlog

We typically receive the majority of our advance orders from our wholesale customers for the fall and spring seasons by March 31 and September 30, respectively, based upon customer ordering deadlines that we establish. As a result, our order backlog at March 31 and September 30 has historically been a meaningful indicator of anticipated sales for the corresponding future period. Accordingly, we disclose our backlog at March 31 and at September 30 in our Quarterly Reports on Form 10-Q for those respective periods, rather than at December 31. Generally, orders are subject to cancellation prior to the date of shipment.

Our owned retail stores do not participate in the advance order program, nor will our e-commerce business scheduled for launch in the summer of 2009. Accordingly, to the extent that order cancellations from wholesale customers remain at elevated levels and our retail and e-commerce sales grow to represent a larger proportion of our total sales, our advance order backlog may become less indicative of anticipated sales for the corresponding future periods.

Competition

The markets for sportswear, outerwear, footwear, and related accessories and equipment are highly competitive. In each of our geographic markets, we face significant competition from numerous and varying competitors. Some of our large wholesale customers also pose a significant competitive threat by marketing apparel, footwear and equipment under their own private labels. Our licensees operate in very competitive markets, such as those for watches, leather outerwear and socks. In addition, our retail expansion initiative is exposing us to a new set of competitors who operate retail stores in outlet malls and key metropolitan markets. We believe that the primary competitive factors in the market for active sportswear, outerwear, footwear and related accessories and equipment are brand strength, product innovation, product design and functionality, durability and price.

Government Regulation

Many of our imports are subject to existing or potential governmental tariff and non-tariff barriers to trade, such as import duties and potential safeguard measures that may limit the quantity of various types of goods that may be imported into the United States and other countries. These trade barriers often represent a material portion of the cost of the merchandise. Our products are also subject to domestic and foreign product safety and environmental standards, laws and other regulations, which are increasingly restrictive and complex. Although we diligently monitor these standards and restrictions, the United States or other countries may impose new or adjusted quotas, duties, safety requirements, material restrictions, or other restrictions or regulations, any of which may have a material adverse effect on our results of operations and financial condition.

Employees

At December 31, 2008 we had the equivalent of 3,163 full-time employees. Of these employees, 1,737 were based in the United States, 985 in Asia, 320 in Europe and 121 in Canada.

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

We May be Adversely Affected by a Prolonged Economic Downturn or Economic Uncertainty

We are a consumer products company and are highly dependent on consumer discretionary spending patterns. As global economic conditions deteriorate or economic uncertainty increases, trends in consumer discretionary spending also become unpredictable and subject to reductions due to uncertainties about the future. Consumer demand for our products may not reach our growth targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and Europe. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition, results of operations or cash flows.

We May be Adversely Affected by Volatility in Global Production Costs

Our product costs are subject to substantial fluctuation based on labor markets, interest rates, global oil markets, production capacity at independent manufacturers, and general economic conditions. For example, volatility in global oil markets has resulted in fluctuating fuel and product prices and caused costs to produce our products with independent contractors to change. Because we price our products in advance and the external cost changes may be difficult to predict, we may not be able to timely adjust our pricing structure to remain competitive. In addition, since the majority of our products are manufactured outside of our principal sales markets, our products must be transported by third parties over large geographical distances and this volatility can result in quickly changing transportation costs.

We May be Adversely Affected by the Financial Health of our Customers

Slowing economies and consumer uncertainty regarding future economic prospects in our key markets are having an adverse effect on the financial health of our customers, some of whom have filed or may file for protection under bankruptcy laws, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers based on an assessment of the customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant customers have had financial difficulties in the past and are currently experiencing tightened credit markets and declining sales and profitability on a comparable store basis, which in turn has an adverse effect on our business. We may reduce our level of business with customers experiencing financial difficulties and may not be able to replace that business with other customers, which could have an adverse effect on our financial position, results of operations or cash flows.

We May be Adversely Affected by Global Credit Market Conditions

Economic downturns and economic uncertainty generally affect global credit markets. Our vendors, customers and other participants in our supply chain may require access to credit markets in order to do business. Credit market conditions may slow our collection efforts as customers experience increased difficulty in obtaining requisite financing, leading to higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense. Credit conditions may impair our vendors’ ability to finance the purchase of raw materials or general working capital needs to support our production requirements, resulting in a delay or non-delivery of inventory shipments during key seasons.

Historically we have limited our reliance on debt to finance our working capital, capital expenditures and investing activity requirements. We expect to fund our future capital expenditures with existing cash, expected operating cash flows and credit facilities, but if the need arises for additional expenditures, we may need to seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.

Our Advance Purchases of Products May Result in Excess Inventories

To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place orders for our products with manufacturers prior to receiving all of our customers’ orders and we maintain an inventory of various products that we anticipate will be in greater demand. In addition, customers are generally allowed to cancel orders prior to shipment with sufficient notice. Particularly in light of current economic conditions, we may not be able to sell the products we have ordered from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through discount retail channels, which may have a material adverse effect on our brand image, our financial condition, results of operations or cash flows.

We May be Adversely Affected by Weather Conditions

Our business is adversely affected by unseasonable weather conditions. A significant portion of the sales of our sportswear, outerwear, footwear and accessories and equipment is dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring may have a material adverse effect on our results of operations and financial condition. For example, in spring 2008, unseasonably cool weather in the United States caused customers to delay, and in some cases reduce or cancel, orders for our sportswear and footwear, which had an adverse effect on our net sales and profitability. Inventory accumulation by our wholesale customers resulting from unseasonable weather in one season may negatively affect orders in future seasons, which may have a material adverse effect on our results of operations and financial condition in future periods.

Our International Operations Involve Many Risks

We are subject to the risks generally associated with doing business abroad. These risks include foreign laws and regulations, foreign consumer preferences, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase as well, making it more expensive and challenging to establish and protect our proprietary rights and to defend against claims of infringement by others.

As a global company, we determine our income tax liability in various competing tax jurisdictions based on a careful analysis and interpretation of local tax laws and regulations. This analysis requires a significant amount of judgment and estimation and is often based on various assumptions about the future actions of the local tax authorities. These determinations are the subject of periodic domestic and foreign tax audits. Although we accrue for uncertain tax positions, our accrual may be insufficient to satisfy unfavorable findings, which by their nature cannot be predicted with certainty. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods, which may have a material adverse effect on our results of operations and financial condition.

In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, anti-dumping penalties or other charges or restrictions, any of which may have a material adverse effect on our results of operations and financial condition.

We Operate in Very Competitive Markets

The markets for sportswear, outerwear, footwear, related accessories and equipment are highly competitive, as are the markets for our licensed products. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories and equipment companies.

Retailers who are our customers often pose our most significant competitive threat by marketing apparel, footwear and equipment under their own labels. For example, in the United States, several of our largest customers have developed significant private label brands during the past decade that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advanced orders with us in order to manage their own inventory levels downward during a weak economic cycle.

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

We May be Adversely Affected by Retailer Consolidation

When our wholesale customers combine their operations through mergers, acquisitions, or other transactions, their consolidated order volume may decrease while their bargaining power and the competitive threat they pose by marketing products under their own label may increase. Some of our significant customers have consolidated their operations in the past, which in turn has had a negative effect on our business. As many retailers face increased financial pressure from significant decreases in consumer spending and continued economic uncertainty, we expect retailer consolidation to continue, which may have a material adverse effect on our results of operations and financial condition.

We Face Risks Associated with Consumer Preferences and Fashion Trends

Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, changes in fashion trends may have a greater impact than in the past as we expand our offerings to include more product categories in more geographic areas. We also face risks because our business requires us to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk through early order commitments by retailers, we must generally place production orders with manufacturers before we have received all of a season’s orders, and orders may be cancelled by customers before shipment. If we fail to anticipate and respond to consumer preferences, we may have lower sales, excess inventories and lower profit margins, any of which may have a material adverse effect on our results of operations and financial condition.

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

Our Success Depends on Our Distribution Facilities

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky; in Canada, we rely primarily on our distribution facilities in Strathroy, Ontario; and in Europe we rely primarily on our distribution center in Cambrai, France.

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

Our Success Depends on Our Information Systems

Our business is increasingly reliant on information technology. Information systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication between employees, with our subsidiaries and liaison offices overseas, as well as with our customers and retail stores. We also rely on our information systems to allocate resources and forecast operating results. System failures, breach of confidential information, or service interruptions may occur as the result of a number of factors, including computer viruses, hacking or other unlawful activities by third parties, disasters, or our failure to properly protect, repair, maintain, or upgrade our systems. Any breach or interruption of critical business information systems may have a material adverse effect on our results of operations and financial condition.

Our Success Depends on Our Business Strategies

Our business strategies are to achieve sustainable, profitable growth by creating innovative products, elevating consumer perception of our brands, increasing consumer and retailer awareness and demand for our products, creating compelling retail environments, and building stronger emotional brand connections with consumers over time. We intend to pursue these strategies across extended product categories and in a growing number of geographic markets. We face many challenges in implementing our growth strategies. For example, expansion of our direct-to-consumer business will require significant investments, yet, in the current macroeconomic environment of increased economic uncertainty and declining consumer demand, may not have the desired effect of increasing demand for our products. Our ability to expand our global footwear business and European business may also be significantly limited as a result of global economic conditions and a general decline in global consumer demand. The success of our retail initiative depends on our ability to adapt our internal processes to facilitate direct-to-consumer sales, to effectively manage retail store inventory, to hire, retain and train personnel capable of managing a retail operation, to identify and negotiate favorable terms for retail locations, and to effectively manage construction, opening, and ongoing operations of stores globally. The failure to implement our growth strategies may have a material adverse effect on our business.

Our growth strategies and related increased expenditures could also cause our operating margin to decline if we are unable to offset our increased spending with increased sales or comparable reductions in other operating costs. If our sales decline or fail to grow as planned and we fail to sufficiently reduce our operating expenses, our profitability will decline. This could result in our decision to delay, reduce, modify or terminate our strategic growth initiatives, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We continue to expand into international markets where we have little sales or distribution experience and where our brands are not yet widely known. Expanding our product categories involves, among other things, gaining experience with new brands and products, gaining consumer acceptance, and establishing and protecting intellectual property rights. Attracting superior retail channel partners and improving the sales productivity of our customers each depend on various factors, including the strength of our brand names, our ability to design and manufacture innovative products, competitive conditions, the availability of desirable locations and the negotiation of terms with customers. Future terms with customers may be less favorable to us than those under which we now operate. Large wholesale customers in particular increasingly seek to transfer various costs of business to their vendors, such as the cost of lost profits from promotional activity and product price markdowns, which could cause our gross margin to decline if we are unable to offset price reductions with comparable reductions in operating costs.

To implement our business strategy, we must continue to modify various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Changes in our business may place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we may have operating difficulties as a result. For example, our new strategic initiatives, including the implementation of our retail store strategy, require significant management attention and corporate resources. These growth initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.

We May be Adversely Affected by Currency Exchange Rate Fluctuations

Although the majority of our product purchases are denominated in U.S. dollars, the cost of these products may be affected by the relative changes in the value of the local currency of the manufacturer. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Because the primary currency of many of our subsidiaries is not the U.S. dollar, we are exposed to potential material gains or losses from the remeasurement of monetary transactions into the U.S. dollar. Currency exchange rate fluctuations may also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. As a result, currency fluctuations may have a material adverse effect on our results of operations and financial condition.

Our Investments May be Adversely Affected by an Economic Downturn or Economic Uncertainty

Our investment portfolio is subject to a number of risks and uncertainties. Changes in market conditions, such as those that accompany an economic downturn or economic uncertainty, may negatively affect the value and liquidity of our investment portfolio, perhaps significantly. Our ability to find diversified investments that are both safe and liquid and that provide a reasonable return may be impaired. This could result in lower interest income, less diversification, longer investment maturities and/or higher other-than-temporary impairments.

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

We Depend on Key Personnel

Our future success will depend in part on the continued service of key personnel, particularly Timothy Boyle, our President and Chief Executive Officer, and Gertrude Boyle, our Chairman and widely-recognized advertising icon. Our future success will also depend on our ability to attract and retain key managers, designers, sales people and others. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors in and around Portland, Oregon. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

Our Business Is Affected by Seasonality

Our business is affected by the general seasonal trends common to the outdoor apparel industry. Our products are marketed on a seasonal basis and our product mix is weighted substantially toward the fall season, resulting in sales and profits being highest in the third calendar quarter. This seasonality, along with other factors that are beyond our control and that are discussed elsewhere in this section, may adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of factors that are beyond our control, including shifts in product sales mix, geographic sales trends, and currency exchange rate fluctuations, all of which we expect to continue as we expand our product offerings and geographic sales. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

Our Products Are Subject to Increasing Product Regulations and We Face Risks of Product Liability and Warranty Claims

Our products are subject to increasingly stringent and complex domestic and foreign product performance and safety standards, laws and other regulations. These requirements could result in greater expense associated with compliance efforts and failure to comply with such regulations could result in a delay, non-delivery or mandated destruction of inventory shipments during key seasons or in other financial penalties. Significant or continuing noncompliance with such standards and laws could harm our reputation and, as a result, could have an adverse effect on our sales and financial condition.

Our products are used in outdoor activities, sometimes in severe conditions. Product recalls or product liability claims in the future, resulting from the alleged failure of our products, could have a material adverse effect on our results of operations and financial condition. Some of our products carry warranties for defects in quality and workmanship. We maintain a warranty reserve for future warranty claims, but the actual costs of servicing future warranty claims may exceed the reserve, which may also have a material adverse effect on our results of operations and financial condition.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Following is a summary of principal properties owned or leased by us.

Corporate Headquarters:	Europe Headquarters (2):
Portland, Oregon (1 location)—owned	Geneva, Switzerland (1 location)—leased
U.S. Distribution Facilities:	Europe Administrative Operation:
Portland, Oregon (1 location)—owned	Strasbourg, France (1 location)—owned
Robards, Kentucky (1 location)—owned	Europe Distribution Facility:
Canadian Operation and Distribution Facilities (1):	Cambrai, France (1 location)—owned
Strathroy, Ontario (2 locations)—1 owned, 1 leased

(1)	Lease expires in December 2011.
(2)	Lease expires in June 2010.

In addition, as of December 31, 2008, we leased over 100 locations globally for the operation of our branded and outlet retail stores. We also have several leases globally for office space, warehouse facilities, storage space, vehicles and equipment, among other things. See Note 11 of Notes to Consolidated Financial Statements for further lease-related disclosures.

Item 3.	LEGAL PROCEEDINGS

From time to time in our normal course of business we are a party to various legal claims, actions and complaints. Currently, we do not have any pending litigation that we consider material.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A.	EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The following table sets forth our executive officers and certain key employees. All information is as of the date of the filing of this report.

Name	Age	Position
Gertrude Boyle	84	Chairman of the Board (1)
Timothy P. Boyle	59	President, Chief Executive Officer, Director (1)
Kerry W. Barnes	58	Vice President of Retail
Timothy C. Bartels	44	Vice President of Global Footwear Sales
Peter J. Bragdon	46	Vice President and General Counsel, Secretary (1)
Thomas B. Cusick	41	Vice President, Chief Financial Officer and Treasurer (1)
Mitchell C. Fields	61	Vice President of Global Apparel Sales
Daniel G. Hanson	50	Vice President of Marketing
Mark N. Koppes	46	Vice President of U.S. Apparel
Michael W. McCormick	46	Executive Vice President of Global Sales and Marketing (1)
Mark J. Nenow	51	Vice President of Global Footwear Merchandising
Susan G. Popp	53	Vice President of Global Human Resources (1)
Mark J. Sandquist	49	Vice President of Global Apparel Merchandising and ACE (1)
Bryan L. Timm	45	Executive Vice President and Chief Operating Officer (1)
William Tung	44	Vice President of Latin America and Asia Pacific (1)
Patrick J. Werner	53	Vice President of Global Apparel Manufacturing

(1)	These individuals are considered Executive Officers of Columbia.

Gertrude Boyle has served as Chairman of the Board of Directors since 1983. Columbia was founded by her parents in 1938 and managed by her husband, Neal Boyle, from 1964 until his death in 1970. Mrs. Boyle also served as our President from 1970 to 1988. Mrs. Boyle is Timothy P. Boyle’s mother.

Timothy P. Boyle joined Columbia in 1971 as General Manager and has served as President and Chief Executive Officer since 1988. He has been a member of the Board of Directors since 1978. Mr. Boyle is also a member of the Board of Directors of Northwest Natural Gas Company and Craft Brewers Alliance, Inc. Mr. Boyle is Gertrude Boyle’s son.

Kerry W. Barnes joined Columbia in January 2007 as Vice President of Retail. From 2001 to 2006, Mr. Barnes served as the Director of Retail Stores for adidas AG. From 1981 to 2001, Mr. Barnes held various retail positions at Foot Locker, Inc. including Director of Outlet Stores and Regional Vice President of the West Coast.

Timothy C. Bartels joined Columbia in July 2008 as Vice President of Global Footwear Sales. Mr. Bartels served as Vice President of Global Sales for Keen Footwear from 2006 to 2008 and Vice President of Sales for DC Shoes, Inc. (a division of Quiksilver, Inc.) from 2002 to 2006. From 1987 to 2002, Mr. Bartels held a variety of sales management and sales leadership roles at NIKE, Inc.

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

Thomas B. Cusick joined Columbia in September 2002 as Corporate Controller, was named Vice President and Corporate Controller in March 2006, was named Vice President and Chief Accounting Officer in May 2008, and was named Vice President, Chief Financial Officer and Treasurer in January 2009. From 1995 to 2002, Mr. Cusick worked for Cadence Design Systems (and OrCAD, a company acquired by Cadence in 1999), which operates in the electronic design automation industry, in various financial management positions. From 1990 to 1995, Mr. Cusick was an accountant with KPMG LLP.

Mitchell C. Fields joined Columbia in October 2006 as National Sales Manager of Men’s Apparel and was named Vice President of Global Apparel Sales in June 2008. From 2002 to 2006, Mr. Fields served as Director of Sales for Callaway Golf Footwear. From 1984 to 2001, Mr. Fields held various sales management positions at NIKE, Inc. including Director of Sales for Nike Golf and Director of Replenishment.

Daniel G. Hanson joined Columbia in September 1989 and held various management positions in sales and marketing until 1996, when he became Director of Marketing Communications. In March 2006 Mr. Hanson was named Vice President of Marketing. From 1982 to 1989 Mr. Hanson worked for Helly-Hansen, where he served as United States Marketing Manager from 1986 to 1989.

Mark N. Koppes joined Columbia in August 2005 as General Manager, Men’s Apparel, was named Vice President of Men’s Apparel in November 2006 and was named Vice President of U.S. Apparel in July 2008. Prior to joining Columbia, Mr. Koppes worked at NIKE, Inc. for 15 years in various positions including Product Line Manager, Apparel Merchandise Manager, Marketing Director, Apparel Business Director, Global Merchandise Director and Men’s Apparel General Manager.

Michael W. McCormick joined Columbia in August 2006 as Vice President of Sales and was named Executive Vice President of Global Sales and Marketing in October 2008. From 2003 to 2006, Mr. McCormick served as Chief Marketing Officer for Golf Galaxy, Inc. From 2000 to 2002, Mr. McCormick served as Executive Vice President—Global Sales for Callaway Golf Company, and from 1992 to 2000, Mr. McCormick worked for NIKE, Inc. in various sales management positions, including Director of National Sales.

Mark J. Nenow joined Columbia in May 2007 as Vice President of Global Footwear Merchandising. From 2006 to 2007, Mr. Nenow served as Vice President of Global Footwear Merchandising at Brooks Sports. From 1995 to 2006, Mr. Nenow worked for NIKE, Inc. where he held various product line management positions in the running and outdoor categories. Prior to his footwear career, Mr. Nenow was a professional track and field athlete and held the American track record for the 10,000 meters from 1986 to 2003.

Susan G. Popp joined Columbia in April 1997 as Human Resources Manager and was named Human Resources Director in May 2004. In March 2006, Ms. Popp was named Vice President of Global Human Resources. Prior to joining Columbia, Ms. Popp held Human Resource positions at NIKE, Inc. from 1996 to 1997; at Avia from 1994 to 1996; and at Blue Cross and Blue Shield of Oregon from 1981 to 1993.

Mark J. Sandquist joined Columbia in March 1995 as Senior Merchandiser of Men’s and Women’s Sportswear and in August 2000 was named General Manager—Sportswear Merchandising. In July 2004, Mr. Sandquist was named Vice President of Global Apparel Merchandising and Accessories, Collegiate and Equipment (ACE). From 1985 to 1995, Mr. Sandquist held various management positions for Unionbay Sportswear.

Bryan L. Timm joined Columbia in June 1997 as Corporate Controller and was named Chief Financial Officer in July 2002. In 2003 Mr. Timm was named Vice President, Chief Financial Officer and Treasurer and in October 2008 he was named Executive Vice President and Chief Operating Officer and continued to serve in the role of Chief Financial Officer until January 2009. From 1991 to 1997 Mr. Timm held various financial management positions for Oregon Steel Mills, Inc. From 1986 to 1991, Mr. Timm was an accountant with KPMG LLP. Mr. Timm is a member of the Board of Directors of Umpqua Holdings Corporation.

William Tung joined Columbia in September 2003 and was named Vice President of International Sales and Operations in December 2004. In October 2008, he was named Vice President of Latin America and Asia Pacific. From 2002 to 2003, Mr. Tung worked for The Body Shop International PLC as Regional Director of North Asia. He was employed by The Rockport Company from 1994 to 2002 where he served in a variety of capacities, most recently as Vice President of Europe. From 1991 to 1994, Mr. Tung worked for Prince Racquet Sports (a division of Benetton Sportsystems) as Sales and Marketing Manager of Asia-Pacific.

Patrick J. Werner joined Columbia in April 2004 as the Director of Apparel Sportswear Sourcing and was named Vice President of Global Apparel Manufacturing in November 2006. Prior to Columbia, Mr. Werner held several key apparel sourcing manufacturing compliance roles at NIKE, Inc., where he worked from 1981 until 2004.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol “COLM.” At February 13, 2009, we had approximately 500 shareholders of record.

Following are the quarterly high and low closing prices for our Common Stock for the years ended December 31, 2008 and 2007:

	HIGH	LOW	DIVIDENDS DECLARED
2008
First Quarter	$44.74	$35.80	$0.16
Second Quarter	$46.26	$36.75	$0.16
Third Quarter	$46.98	$33.72	$0.16
Fourth Quarter	$40.90	$28.93	$0.16

2007
First Quarter	$66.75	$54.69	$0.14
Second Quarter	$70.38	$62.50	$0.14
Third Quarter	$69.68	$55.31	$0.14
Fourth Quarter	$56.77	$43.55	$0.16

Since the completion of our initial public offering in April 1998 through the third quarter of 2006, we did not declare any dividends. We declared our first quarterly dividend in November 2006. Our current dividend policy is dependent on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. For various restrictions on our ability to pay dividends, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 5 of Notes to Consolidated Financial Statements.

Performance Graph

The line graph below compares the cumulative total shareholder return of our Common Stock with the cumulative total return of the Standard & Poor’s (“S&P”) 400 Mid-Cap Index and the Russell 3000 Textiles Apparel Manufacturers for the period beginning December 31, 2003 and ending December 31, 2008. The graph assumes that $100 was invested on December 31, 2003, and that any dividends were reinvested.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Columbia Sportswear Company

Stock Price Performance

December 31, 2003—December 31, 2008

Total Return Analysis
	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Columbia Sportswear Co.	$100.00	$109.36	$87.58	$102.45	$81.91	$66.77
S&P 400 Mid-Cap Index	$100.00	$116.47	$131.09	$144.61	$156.14	$99.55
Russell 3000 Textiles Apparel Mfrs.	$100.00	$128.84	$135.78	$174.78	$134.12	$78.91

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding our securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs—
October 1, 2008 to October 31, 2008	112,324	$39.88	112,324	$100,000,000
November 1, 2008 to November 30, 2008	—	—	—	$100,000,000
December 1, 2008 to December 31, 2008	—	—	—	$100,000,000

Total	112,234	$39.88	112,324	$100,000,000

(1)	Since the inception of our stock repurchase plan in 2004 through December 31, 2008, our Board of Directors has authorized the repurchase of $500,000,000 of our common stock. As of December 31, 2008, we have repurchased 8,694,657 shares under this program at an aggregate purchase price of approximately $400,000,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to the market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2008 have been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Accompanying Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Year Ended December 31,
	2008	2007	2006 (1)	2005	2004
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,317,835	$1,356,039	$1,287,672	$1,155,791	$1,095,307
Net income	95,047	144,452	123,018	130,736	138,624
Per Share of Common Stock Data:
Earnings per share:
Basic	$2.75	$4.00	$3.39	$3.39	$3.44
Diluted	2.74	3.96	3.36	3.36	3.40
Cash dividends per share	0.64	0.58	0.14	—	—
Weighted average shares outstanding:
Basic	34,610	36,106	36,245	38,549	40,266
Diluted	34,711	36,434	36,644	38,943	40,812

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$1,148,236	$1,166,481	$1,027,289	$967,640	$947,625
Long-term obligations, net of current maturities	15	61	136	7,414	12,636

(1)	Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, under which compensation expense is recognized in the Consolidated Statement of Operations for the fair value of employee stock-based compensation. Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, under APB Opinion No. 25, no compensation expense was recognized because the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of grant. We applied the disclosure provisions of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, as if the fair value method had been applied in measuring compensation expense. See Note 12 of Notes to Consolidated Financial Statements for further discussion.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report, including Item 1 of Part I and Items 7 and 7A of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales across markets, distribution channels and product categories, access to raw materials and factory capacity, and financing and working capital requirements and resources.

These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors may cause actual results to differ materially from those projected in forward-looking statements, including the risks described above in Item 1A, Risk Factors. We do not undertake any duty to either update forward-looking statements after the date they are made or conform them to actual results or to changes in circumstances or expectations.

Our Business

As one of the largest outdoor apparel and footwear companies in the world, we design, develop, market and distribute active outdoor apparel, footwear and related accessories and equipment under the Columbia, Mountain Hardwear, Sorel, Montrail, and Pacific Trail brands. Each of our brands is distributed through a mix of wholesale distribution channels, independent distributors, our own retail stores and licensees.

As a consumer products company, the popularity of outdoor activities and changing design trends affect the desirability of our products. Therefore, we seek to influence, anticipate and respond to trends and shifts in consumer preferences by adjusting the mix of available product offerings, developing new products with innovative performance features and designs, and by creating persuasive and memorable marketing communications to drive consumer awareness and demand. Failure to respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.

Strategy and Outlook

Our business, like other branded consumer product companies, is heavily dependent upon discretionary consumer spending patterns. Our net sales volumes have been negatively affected by the volatility of the global economy and its impact on consumer purchasing behavior, and retailers’ behavior related to advance orders, order cancellations and seasonal reorders. The current macro-economic environment has caused tightening of credit for some of our wholesale customers, independent distributors and consumers and a significant slowing of retail sales. This has resulted in, and could continue to cause, a more cautious approach by many of our wholesale customers and independent distributors when placing advance orders for seasonal products and reducing, delaying delivery of, or cancelling advance orders placed in earlier periods. In addition, the effects of foreign currency exchange rates may amplify potential net sales decline if the U.S. dollar continues to strengthen compared to foreign currencies in our direct markets. We expect our retail revenues to partially offset some of this anticipated wholesale revenue decline.

We believe that we have appropriately factored into our plans our historical experiences, incremental sales from our new retail stores, and the estimated effect of changes in foreign currency exchange rates. However, unfavorable and unprecedented macro-economic conditions have increased the uncertainty of our planning and forecasts. In this challenging economic environment, we are also mindful of our reliance on the overall financial health of our wholesale customers and their ability to continue to access credit markets to fund their purchases and day-to-day operations.

Strategic Growth Initiatives

Our goal is to achieve sustainable, profitable growth by creating innovative products, elevating consumer perception of our brands, increasing consumer and retailer awareness and demand for our products, creating compelling retail environments, and building stronger emotional brand connections with consumers over time. Specifically, our growth strategies include:

•

designing authentic, innovative products that address activity-specific performance needs of active outdoor enthusiasts. Our goal is to help consumers of every ability enjoy their outdoor lifestyles and activities more comfortably for longer periods;

•

expanding our direct-to-consumer business by building a network of branded retail stores in key metropolitan cities, expanding our network of outlet retail stores in the United States, Europe and Canada, and establishing an e-commerce platform. We expect our branded retail stores and e-commerce platform to increase brand awareness and demand for our products by creating compelling retail environments that communicate key marketing initiatives and product innovation, and offering a larger breadth of product assortments than are available in any of our wholesale customers’ stores. In addition, the goal of opening additional outlet retail stores in outlet centers in the United States, Europe and Canada is to support our brands by allowing us to liquidate end-of-season products with less reliance on traditional wholesale and discount channels. We expect this strategy to require significant long-term lease obligations, capital investments in leasehold improvements, information systems, additional personnel and other operating expenses.

•

creating and delivering targeted brand-enhancing advertising and marketing programs that communicate distinct, inspiring brand positions for each of our outdoor brands, differentiate our brands from other branded competitors as well as from the private label brands developed and marketed by many of our large retail customers, and result in increasing demand and strong emotional connections with consumers;

•

expanding our global footwear business by building a footwear organization with proven skills in designing, developing and marketing innovative, performance-driven products and by expanding distribution into leading footwear retail channels in key markets;

•

increasing demand in our European business by offering product assortments and marketing programs that are consistent with our global focus on innovative products, compelling retail presentation and brand-enhancing communications.

Overview

The following discussion of our results of operations and liquidity and capital resources, including known trends and uncertainties identified by management, should be read in conjunction with the Consolidated Financial Statements and accompanying Notes that appear elsewhere in this annual report.

In 2007, we reclassified our geographical net sales and segment reporting to reflect changes in our internal management and oversight structure as well as growth of the international distributor business. Net sales to international distributors, previously included as part of “Other International,” were regrouped into either the Europe, Middle-East and Africa (“EMEA”) or Latin America and Asia Pacific (“LAAP”) region, in accordance with the markets in which each distributor operates. Previously reported geographical net sales information for fiscal year 2006 has been reclassified to reflect this change.

All references to years relate to the calendar year ended December 31. Highlights for the year ended December 31, 2008 include the following:

•	Net sales decreased $38.2 million, or 3%, to $1,317.8 million in 2008 from $1,356.0 million in 2007. Changes in foreign currency exchange rates compared to 2007 contributed one percentage point of benefit to the consolidated net sales comparison. The decrease in net sales was primarily the result of decreased sales of Columbia-branded products in the United States, EMEA direct and Canada, partially offset by increased sales of Mountain Hardwear-branded products and increased sales in the LAAP region and to our EMEA distributors.

•

Our backlog for the spring 2009 selling season, reported as of September 30, 2008, decreased $43.5 million, or 10.5%, to $370.9 million from $414.4 million as of September 30, 2007. Changes in foreign currency exchange rates compared to 2007 contributed less than one percentage point of benefit to the spring 2009 backlog comparison. The decrease in our spring backlog was the result of a decline in orders in the United States, EMEA and Canada driven primarily by a decline in orders of Columbia-branded sportswear. Although we cannot predict with certainty any future results, our reported backlog is one indicator of our anticipated net sales for the spring 2009 selling season. Many factors, however, could cause actual sales to differ materially from reported order backlog, including cancellation of orders by customers, changes in foreign currency exchange rates and continued deterioration of macroeconomic conditions. We expect that incremental sales through our expanded base of branded and outlet retail stores will partially offset some of the anticipated wholesale sales decline for the spring 2009 season. Moreover, our spring 2009 backlog should not be used in forecasting sales beyond the spring 2009 selling season.

•

Gross profit increased 30 basis points to 43.1% in 2008 from 42.8% in 2007. Gross profit margins expanded as a result of a lower volume of close-out product sales and an increase in average selling prices, partially offset by the negative effects of an increased mix of sales to distributors, which carry lower margins than wholesale customers, and the effects of changes in foreign currency exchange rates.

•

Selling, general and administrative expense increased $44.6 million, or 12%, to $430.4 million in 2008 from $385.8 million in 2007. This increase was primarily due to our planned investment in incremental marketing activities in 2008 to drive consumer demand for our brands, together with initial investment and incremental operating costs of our new retail stores.

•

A non-cash pre-tax charge of $24.7 million, or $0.46 per diluted share after-tax, was incurred in the fourth quarter of 2008 for the write-down of acquired intangible assets related to our acquisitions of the Pacific Trail and Montrail brands in 2006. The impairment charge related primarily to goodwill and trademarks and resulted from our annual evaluation of intangible asset values.

•

Net income decreased 34% to $95.0 million in 2008 from $144.5 million in 2007, and diluted earnings per share decreased to $2.74 in 2008, including a $0.46 per diluted share after-tax impairment charge, compared to $3.96 in 2007. 2008 net income was unfavorably affected by reduced revenues, increased selling, general and administrative expenses and the non-cash pre-tax impairment charge, partially offset by a lower effective tax rate in 2008 compared to 2007. Our effective tax rate was 24.7% in 2008 compared to 30.6% in 2007. The reduced 2008 tax rate resulted primarily from a higher proportion of our income being generated in foreign jurisdictions with lower overall tax rates, increased foreign tax credits and the favorable conclusion of a European tax examination.

•

Since the inception of our stock repurchase plan in 2004 through December 31, 2008, our Board of Directors has authorized the repurchase of $500 million of our common stock. As of December 31, 2008, we have repurchased 8,694,657 shares under this program at an aggregate purchase price of approximately $400 million. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

	Year Ended December 31,
	2008	2007	% Change
	(In millions, except for percentage changes)
Geographical Net Sales to Unrelated Entities:
United States	$727.7	$767.2	(5)%
EMEA	267.2	287.0	(7)%
LAAP	198.2	175.7	13%
Canada	124.7	126.1	(1)%

	$1,317.8	$1,356.0	(3)%
Categorical Net Sales to Unrelated Entities:
Sportswear	$540.9	$565.6	(4)%
Outerwear	491.7	497.6	(1)%
Footwear	217.2	227.4	(4)%
Accessories and Equipment	68.0	65.4	4%

	$1,317.8	$1,356.0	(3)%
Brand Net Sales to Unrelated Entities:
Columbia	$1,162.0	$1,211.2	(4)%
Mountain Hardwear	95.0	82.6	15%
Sorel	48.1	45.6	5%
Montrail	10.2	12.7	(20)%
Pacific Trail	2.5	3.9	(36)%

	$1,317.8	$1,356.0	(3)%

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

Results of Operations

Net income decreased $49.5 million, or 34%, to $95.0 million in 2008 from $144.5 million in 2007. Diluted earnings per share decreased to $2.74 in 2008, including a $0.46 per diluted share after-tax impairment charge, from $3.96 in 2007. Net income increased $21.5 million, or 17%, to $144.5 million in 2007 from $123.0 million in 2006. Diluted earnings per share increased to $3.96 in 2007 from $3.36 in 2006.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Consolidated Statements of Operations:

	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.9	57.2	58.0

Gross profit	43.1	42.8	42.0
Selling, general and administrative expense	32.7	28.5	28.5
Impairment of acquired intangible assets	1.9	—	—
Net licensing income	0.5	0.4	0.5

Income from operations	9.0	14.7	14.0
Interest income, net	0.6	0.6	0.4

Income before income tax	9.6	15.3	14.4
Income tax expense	(2.4)	(4.6)	(4.8)

Net income	7.2%	10.7%	9.6%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales:    Consolidated net sales decreased $38.2 million, or 3%, to $1,317.8 million in 2008 from $1,356.0 million in 2007. Changes in foreign currency exchange rates compared to 2007 contributed one percentage point of benefit to the consolidated net sales comparison. The decrease in net sales was led by the United States, followed by the EMEA region and Canada, partially offset by increased net sales in the LAAP region. By product category, the reduction in net sales was led by sportswear, followed by footwear and outerwear, partially offset by increased net sales of accessories and equipment.

Sales by Product Category

Net sales of sportswear decreased $24.7 million, or 4%, to $540.9 million in 2008 from $565.6 million in 2007. The decrease in sportswear net sales was predominantly the result of decreased net sales in the United States, followed by the EMEA region, offset by increased net sales in the LAAP region and Canada. The sportswear net sales decrease was led by the United States wholesale business for the Columbia brand, partially offset by incremental net sales through our expanded base of branded and outlet retail stores. We primarily attribute the decrease in wholesale net sales of sportswear to the lower initial order volumes and the weak U.S. retail environment resulting from difficult macro-economic conditions.

Net sales of outerwear decreased $5.9 million, or 1%, to $491.7 million in 2008 from $497.6 million in 2007. The decrease in outerwear net sales was led by the United States, followed by the EMEA region and Canada, partially offset by an increase in the LAAP region. The decrease in outerwear net sales was predominantly the result of decreased sales of the Columbia brand in the United States wholesale and EMEA direct businesses. The decrease in both regions was primarily the result of lower initial order volumes for the spring and fall 2008 seasons as well as the weak retail environment resulting from difficult macro-economic conditions. The decrease in sales of Columbia-branded outerwear was partially offset by increased sales of Mountain Hardwear-branded outerwear.

Net sales of footwear decreased $10.2 million, or 4%, to $217.2 million in 2008 from $227.4 million in 2007. The decrease in footwear net sales was led by the EMEA region, followed by Canada, partially offset by increased net sales of footwear in the LAAP region and the United States. The decrease in footwear net sales in the EMEA region was led by EMEA direct footwear net sales, followed by EMEA distributor net sales. The decrease in EMEA direct footwear net sales was primarily the result of lower initial order volumes due to continued product assortment and marketing challenges, coupled with economic uncertainty in that region. The decrease in EMEA distributor footwear net sales was primarily a result of earlier shipments of spring 2008 product that occurred in the fourth quarter of 2007.

Net sales of accessories and equipment increased $2.6 million, or 4%, to $68.0 million in 2008 from $65.4 million in 2007. Accessories and equipment sales growth was led by the LAAP region, followed by Canada, partially offset by a decrease in net sales in the United States, while net sales of accessories and equipment remained flat in the EMEA region.

Sales by Geographic Region

Net sales in the United States decreased $39.5 million, or 5%, to $727.7 million in 2008 from $767.2 million in 2007. The reduction in net sales in the United States was led by sportswear, followed by outerwear and accessories and equipment, while sales of footwear remained essentially flat. The net sales decrease was led by the wholesale business for the Columbia brand, partially offset by increased net sales through our expanded base of branded and outlet retail stores. During 2008 we opened 15 new outlet retail stores and 5 branded retail stores in the United States, ending the year with 28 outlet retail stores and 8 branded retail stores in the United States.

Net sales in the EMEA region decreased $19.8 million, or 7%, to $267.2 million in 2008 from $287.0 million in 2007. Changes in foreign currency exchange rates contributed five percentage points of benefit to

EMEA net sales compared to 2007. The decrease in net sales in the EMEA region was led by footwear, followed by outerwear and sportswear, while net sales of accessories and equipment remained essentially flat. The decrease in net sales in the EMEA region included a decrease in EMEA direct net sales, partially offset by an increase in net sales to EMEA distributors. The decrease in EMEA direct net sales was the result of lower initial order volumes for the spring and fall 2008 seasons due to continued product assortment and marketing challenges, coupled with economic uncertainty in the region. The increase in net sales to EMEA distributors primarily reflects increased Columbia-branded outerwear and sportswear net sales to our largest distributor in the region.

Net sales in the LAAP region increased $22.5 million, or 13%, to $198.2 million in 2008 from $175.7 million in 2007. Changes in foreign currency exchange rates contributed less than one percentage point of benefit to LAAP net sales compared to 2007. Sales growth in the LAAP region was led by our Japan business, which benefited from foreign currency exchange rates, followed by our LAAP distributor business, while net sales in Korea remained essentially flat, including a negative impact from foreign currency exchange rates. The increase in Japan net sales was primarily the result of growth in our retail business as well as continued expansion with key wholesale partners, particularly in the sports chain channel.

Net sales in Canada decreased $1.4 million, or 1%, to $124.7 million in 2008 from $126.1 million in 2007. Changes in foreign currency exchange rates contributed two percentage points of benefit to Canada net sales compared to 2007. The decrease in net sales in Canada was led by outerwear, followed by footwear, partially offset by increased net sales of sportswear and accessories and equipment. The decrease in outerwear was primarily attributable to lower initial order volumes of Columbia-branded products for the fall 2008 season, partially offset by incremental sales of Mountain Hardwear-branded products that were previously sold through third party distributors.

Gross Profit:    Gross profit as a percentage of net sales increased to 43.1% in 2008 from 42.8% in 2007. Gross profit margins expanded in all of our product categories primarily due to a lower volume of close-out product sales and an increase in average selling prices, partially offset by the negative effects of an increased mix of sales to distributors, which carry lower margins than wholesale customers, and the effects of changes in foreign currency exchange rates.

A decrease in 2008 close-out product sales at slightly lower gross margins compared to 2007 had a favorable affect on our consolidated gross profits. We primarily attribute this decrease to earlier close-out sales of fall 2007 product in the fourth quarter of 2007.

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

SG&A expense increased $44.6 million, or 12%, to $430.4 million in 2008 from $385.8 million in 2007. Selling expenses increased $8.2 million, or 7%, while general and administrative expenses increased $36.4 million, or 13%. As a percentage of net sales, SG&A expense increased to 32.7% of net sales in 2008 from 28.5% of net sales in 2007.

Selling expenses, including commissions and advertising, increased to 9.2% of net sales in 2008 from 8.3% of net sales in 2007. We attribute the increase in selling expenses as a percentage of net sales to our increased marketing investments to drive consumer demand for our brands, which was amplified by a decrease in consolidated net sales in 2008 compared with the same period in 2007.

The increase in general and administrative expenses primarily resulted from the start-up and operational costs of our new retail stores. Depreciation and amortization included in SG&A expense totaled $30.1 million for 2008, compared to $29.3 million for the same period in 2007. We expect SG&A to continue to increase as we pursue our retail expansion strategies.

Impairment of Acquired Intangible Assets:    We incurred a $24.7 million non-cash pre-tax charge, or approximately $0.46 per diluted share after tax, for the write-down of acquired intangible assets related to our acquisitions of the Pacific Trail and Montrail brands in 2006. The impairment charge related primarily to goodwill and trademarks and resulted from our annual evaluation of intangible asset values. These brands have not achieved our sales and profitability objectives and the deterioration in the macro-economic environment and resulting effect on consumer demand have decreased the probability of realizing these objectives in the near future. Going forward we remain committed to marketing and distributing Montrail-branded footwear through the outdoor specialty, running specialty and sporting goods channels. Beginning in 2009, Pacific Trail products will be sold solely through licensing arrangements.

Net Licensing Income:    Net licensing income increased $0.8 million, or 15%, to $6.0 million in 2008 from $5.2 million in 2007. In 2008, licensing income was led by Columbia-branded leather accessories, followed by Columbia-branded socks, eyewear, insulated products including soft-sided coolers, and camping gear.

Interest Income, Net:    Interest income was $7.6 million in 2008 compared to $9.0 million in 2007. The decrease in interest income was primarily due to lower average investment yields compared with the same period in 2007. Interest expense was nominal in 2008 and 2007.

Income Tax Expense:    Our provision for income taxes decreased to $31.2 million in 2008 from $63.6 million in 2007. This decrease resulted from lower income before tax combined with a decrease in our effective income tax rate to 24.7% in 2008 compared to 30.6% in 2007. The decrease in our tax rate resulted primarily from generating a higher proportion of our income in foreign jurisdictions with lower overall tax rates, increased foreign tax credits and the favorable conclusion of a European tax examination.

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

Sales by Product Category

Net sales of sportswear increased $56.5 million, or 11%, to $565.6 million in 2007 from $509.1 million in 2006. As a result of continued strength in our sportswear business, it remained our largest product category, representing 41.7% of total sales. We primarily attribute the increase in sportswear sales to higher sales in the United States, followed by EMEA, LAAP and Canada. The increase in sportswear sales was driven by a broader assortment of products, competitive pricing and related consumer demand, particularly for fleece sweaters, knitted and woven tops and pants.

Net sales of outerwear increased $1.1 million, or less than 1%, to $497.6 million in 2007 from $496.5 million in 2006. We primarily attribute the increase in outerwear sales to an increase in sales in LAAP, followed by Canada, while sales of outerwear decreased in EMEA and the United States. Outerwear sales growth was driven by increased sales of our Columbia and Mountain Hardwear brands across all regions, except EMEA direct. Growth in Columbia-branded outerwear sales in the United States was largely offset by a significant decrease in Pacific Trail outerwear sales. The decrease in outerwear sales in EMEA direct was primarily due to the extended periods of unseasonably warm weather conditions throughout Western Europe during the fall and winter seasons of 2006, which resulted in lower pre-season orders from retailers for the 2007 fall season.

Net sales of footwear increased $7.7 million, or 4%, to $227.4 million in 2007 from $219.7 million in 2006. Footwear sales growth was led by LAAP, followed by EMEA and Canada, while sales of footwear decreased in the United States. We primarily attribute the increase in international footwear sales to higher sales of men’s and women’s spring footwear to key international distributor markets in the LAAP and EMEA regions. The decrease in footwear sales in the United States was primarily due to higher than average volumes of fall 2006 Columbia and Sorel cold weather footwear product remaining in inventories at retailers resulting in lower orders from those retailers for fall 2007 products.

Net sales of accessories and equipment increased $3.0 million, or 5%, to $65.4 million in 2007 from $62.4 million in 2006. Accessories and equipment sales growth was led by LAAP, followed by the United States and EMEA, partially offset by a decrease in net sales in Canada. The increase in sales of accessories and equipment in our LAAP region was primarily related to expanded distribution and increased consumer demand.

Sales by Geographic Region

Net sales in the United States increased $15.2 million, or 2%, to $767.2 million in 2007 from $752.0 million in 2006. The increase in net sales in the United States was attributable to increased sales of sportswear, followed by accessories and equipment, while sales of footwear and outerwear decreased. Sportswear sales growth was primarily attributable to strong sales of fleece and sweaters. Growth in sales of Columbia-branded outerwear was largely offset by a significant decrease in Pacific Trail outerwear sales. The decrease in footwear sales was primarily due to higher than average volumes of fall 2006 Columbia and Sorel cold weather footwear product remaining in inventories at retailers resulting in lower orders from those retailers for fall 2007 products and to a lesser degree, a decrease in Montrail footwear sales.

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

Selling, General and Administrative Expense:    SG&A expense increased $19.0 million, or 5%, to $385.8 million in 2007 from $366.8 million in 2006. Selling expenses decreased $1.6 million, or 1%, while general and administrative expenses increased $20.6 million, or 8%. As a percentage of net sales, SG&A remained flat at 28.5% for 2007 and 2006.

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

The increase in general and administrative expenses primarily resulted from an increase in depreciation expense and personnel related costs. Depreciation and amortization included in general and administrative expenses totaled $29.3 million for 2007 compared to $22.5 million for 2006. The increase in depreciation expense is primarily related to the Portland, Oregon and Cambrai, France distribution center projects. The increase in personnel related costs was to support our growth initiatives.

Net Licensing Income:    Net licensing income decreased $0.3 million, or 5%, to $5.2 million in 2007 from $5.5 million in 2006. Licensing income in 2007 was led by Columbia licensed socks, followed by licensed leather accessories, bicycles, camping gear, and eyewear.

Interest Income, Net:    Interest income was $9.0 million in 2007 compared to $6.8 million in 2006. The increase in interest income was primarily due to a higher combined cash equivalents and short-term investments balance compared to the same period in 2006. Interest expense decreased to $0.1 million in 2007 from $1.2 million in 2006. We primarily attribute the decrease in interest expense to a reduction in notes payable.

Income Tax Expense:    Our provision for income taxes increased to $63.6 million in 2007 from $62.3 million in 2006. This increase resulted from higher income before tax offset by a decrease in our effective income tax rate to 30.6% in 2007 compared to 33.6% in 2006. The lower rate in 2007 was primarily the result of the favorable conclusion of various United States and European tax examinations and the geographic mix of taxable income.

Liquidity and Capital Resources

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At December 31, 2008, we had total cash and cash equivalents of $230.6 million compared to $192.0 million at December 31, 2007. In addition, we had short-term investments of $22.4 million at December 31, 2008 compared to $81.6 million at December 31, 2007.

Net cash provided by operating activities was $144.9 million in 2008 compared to $124.3 million in 2007. The increase in cash provided by operating activities was primarily the result of a reduction in inventory in 2008 compared to a significant increase in inventory in 2007 partially offset by lower net income, excluding the non-cash pre-tax charge for the impairment of acquired intangible assets, in 2008 compared to 2007.

Net cash provided by investing activities was $11.7 million in 2008 compared to $41.8 million in 2007. In 2008, our investing activities primarily consisted of net liquidation of short-term investments of $59.2 million partially offset by capital expenditures of $54.3 million, of which $6.7 million was incurred but not yet paid. Capital expenditures in 2008 consisted of approximately $12.8 million in maintenance capital expenditures and $41.5 million for retail expansion and other capacity initiatives. In 2007, our investing activities primarily consisted of net liquidation of short-term investments of $73.7 million partially offset by capital expenditures of $34.3 million, of which $2.3 million was incurred but not yet paid. Capital expenditures in 2007 consisted of approximately $10 million in maintenance capital expenditures and $24 million for other capacity and growth initiatives.

Cash used in financing activities was $102.4 million in 2008 compared to $40.4 million in 2007. In 2008, net cash used in financing activities included the repurchase of common stock at an aggregate price of $83.9 million, dividend payments of $22.1 million, partially offset by proceeds from the issuance of common stock under employee stock plans of $3.5 million. In 2007, net cash used in financing activities included the repurchase of common stock at an aggregate price of $31.8 million, dividends payments of $20.9 million, the net repayments of notes payable of $3.6 million, partially offset by proceeds from the issuance of common stock under employee stock plans of $14.2 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $50 million to $125 million, of which $25 million to $100 million is committed. At December 31, 2008, no balance was outstanding under these lines of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $115.5 million at December 31, 2008, of which $3.5 million is designated as a European customs guarantee. At December 31, 2008, no balance was outstanding under these lines of credit.

In 2009, we intend to open additional branded and outlet retail stores, primarily in the United States and Europe. We expect to fund our future capital expenditures with existing cash, operating cash flows and credit facilities. If the need arises for additional expenditures, we may need to seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.

Our operations are affected by seasonal trends typical in the outdoor apparel industry, and have historically resulted in higher sales and profits in the third calendar quarter. This pattern has resulted primarily from the timing of shipments to wholesale customers for the fall season. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and existing short-term borrowing arrangements.

The following table presents our estimated contractual commitments (in thousands):

	Year ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Installment payments (1)	$63	$15	$—	$—	$—	$—	$78
Inventory purchase obligations (2)	157,774	—	—	—	—	—	157,774
Operating leases (3):
Non-related parties	21,134	21,504	19,871	18,998	18,613	133,565	233,685
Related party	478	478	478	—	—	—	1,434

We have recorded liabilities for net unrecognized tax benefits related to income tax uncertainties in our Consolidated Balance Sheet at December 31, 2008 of approximately $22.4 million; however, they have not been included in the table above because we are uncertain about whether or when such amounts may be settled. See Note 9 of Notes to Consolidated Financial Statements.

(1)	Installment payments consist of purchase obligations made in the ordinary course of business for non-product purchases. The amounts represent the minimum payments required, including any imputed interest, by contracts and agreements.
(2)	Inventory purchase obligations consist of open production purchase orders for sourced apparel, footwear, accessories and equipment, and materials used to manufacture apparel. The reported amounts exclude product purchase liabilities included in accounts payable on the Consolidated Balance Sheet at December 31, 2008.
(3)	Operating lease obligations include retail space operating leases, which often include real estate taxes, insurance, common area maintenance (“CAM”), and other costs in addition to base rent. Operating lease obligations listed above do not include real estate taxes, insurance, CAM, and other costs for which we are obligated. Total expense related to real estate taxes, insurance, CAM, and other costs related to these leases for the year ended December 31, 2008 was $3.8 million and is included in SG&A expense in the Consolidated Statement of Operations. These operating lease commitments are not reflected on the Consolidated Balance Sheet.

Off-Balance Sheet Arrangements

We maintain unsecured and uncommitted lines of credit with a combined limit of $150.0 million at December 31, 2008, available for issuing import letters of credit. At December 31, 2008, we had letters of credit outstanding of $8.3 million issued for purchase orders for inventory.

Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and investments and exchange rate movements on non-U.S. dollar currency denominated assets, liabilities, income and expenses. We regularly assess these risks and have established policies and business practices that should result in an appropriate level of protection against the adverse effect of these and other potential exposures. We do not engage in speculative trading in any financial market.

Our foreign currency risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. We focus on anticipated cash flows resulting from firmly and non-firmly committed inventory purchases and the related receivables and payables, including third party or intercompany transactions.

We manage this risk primarily by using currency exchange, option and swap contracts. Anticipated, but not yet firmly committed, transactions that we hedge carry a high level of certainty and are expected to be recognized within one year. We use cross-currency swaps to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European euros, Canadian dollars, and Japanese yen.

The fair value of our hedging contracts was favorable by approximately $1.8 million at December 31, 2008 and unfavorable by approximately $3.1 million at December 31, 2007. A 10% change in the euro, Canadian dollar and yen exchange rates would have resulted in the fair value fluctuating approximately $6.2 million at December 31, 2008 and $9.8 million at December 31, 2007. Changes in fair value, resulting from foreign exchange rate fluctuations, would be substantially offset by the change in value of the underlying hedged transactions.

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We did not have any long-term debt obligations at December 31, 2008 or 2007. We have cash flow exposure on our committed and uncommitted bank lines of credit since the interest is indexed to various reference rates such as Prime and LIBOR. At December 31, 2008 and 2007, our bank lines of credit did not have a balance.

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

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenues in the period in which we make such a determination. Over the three year period ended December 31, 2008, our actual annual sales returns and miscellaneous claims from customers were approximately two percent of net sales.

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates of the uncollectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and we make judgments about the creditworthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, credit insurance coverage, standby letters of credit, current economic trends, and changes in customer payment terms. Current credit and market conditions may slow our collection efforts as customers experience increased difficulty in accessing credit and paying their obligations, leading to higher than normal accounts receivable. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated financial position, results of operations or cash flows. If the financial condition of our customers deteriorates and results in their inability to make payments, a larger allowance may be required. If we determine that a smaller or larger allowance is appropriate, we will record a credit or a charge to SG&A expense in the period in which we make such a determination.

Inventory Obsolescence and Product Warranty

We make ongoing estimates of potential future excess, close-out or slow moving inventory and product warranty costs. We evaluate our inventory on hand considering our purchase commitments, sales forecasts, and historical experience to identify excess, close-out or slow moving inventory and make provisions as necessary to properly reflect inventory value at the lower of cost or estimated market value. When we evaluate our reserve for warranty costs, we consider our historical claim rates by season, product mix, current economic trends, and the historical cost to repair, replace, or refund the original sale. If we determine that a smaller or larger reserve is appropriate, we will record a credit or a charge to cost of sales in the period we make such a determination.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, we recognize income tax expense for the amount of taxes payable or refundable for the current year and for the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and our uncertain tax positions in accordance with Financial Accounting Standards Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cash flows. See Note 17 of Notes to Condensed Consolidated Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Columbia Sportswear Company

Portland, Oregon

We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedule listed on the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Portland, Oregon

February 27, 2009

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$230,617	$191,950
Short-term investments	22,433	81,598
Accounts receivable, net (Note 2)	299,585	300,506
Inventories, net (Note 3)	256,312	265,874
Deferred income taxes (Note 9)	33,867	31,169
Prepaid expenses and other current assets	29,705	14,567

Total current assets	872,519	885,664

Property, plant, and equipment, net (Note 4)	229,693	210,450
Intangibles and other non-current assets (Note 2)	33,365	53,094
Goodwill (Note 2)	12,659	17,273

Total assets	$1,148,236	$1,166,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$104,354	$95,412
Accrued liabilities (Note 6)	58,085	62,549
Income taxes payable (Note 9)	8,718	7,436
Deferred income taxes (Note 9)	1,969	949
Other current liabilities (Note 7)	63	185

Total current liabilities	173,189	166,531

Income taxes payable (Note 9)	20,412	18,663
Deferred income taxes (Note 9)	—	8,968
Other long-term liabilities (Note 7)	10,545	2,198

Total liabilities	204,146	196,360

Commitments and contingencies (Note 11)

Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 33,865 and 35,824 issued and outstanding (Note 8)	1,481	17,004
Retained earnings (Note 8)	909,443	895,476
Accumulated other comprehensive income (Note 14)	33,166	57,641

Total shareholders’ equity	944,090	970,121

Total liabilities and shareholders’ equity	$1,148,236	$1,166,481

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net sales	$1,317,835	$1,356,039	$1,287,672
Cost of sales	750,024	776,288	746,617

Gross profit	567,811	579,751	541,055
Selling, general, and administrative expenses	430,350	385,769	366,768
Impairment of acquired intangible assets (Note 2)	24,742	—	—
Net licensing income	5,987	5,157	5,486

Income from operations	118,706	199,139	179,773
Interest income, net	7,537	8,888	5,562

Income before income tax	126,243	208,027	185,335
Income tax expense (Note 9)	(31,196)	(63,575)	(62,317)

Net income	$95,047	$144,452	$123,018

Earnings per share:
Basic	$2.75	$4.00	$3.39
Diluted	2.74	3.96	3.36
Cash dividends per share:	$0.64	$0.58	$0.14

Weighted average shares outstanding (Note 13):
Basic	34,610	36,106	36,245
Diluted	34,711	36,434	36,644

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$95,047	$144,452	$123,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,158	30,338	23,547
Loss on disposal of property, plant, and equipment	253	237	705
Deferred income tax (benefit) expense	(10,338)	278	(2,429)
Stock-based compensation	6,302	7,260	10,120
Excess tax benefit from employee stock plans	(72)	(1,811)	(2,148)
Impairment of acquired intangibles	24,742	—	—
Other	—	—	302
Changes in operating assets and liabilities:
Accounts receivable	(9,689)	(3,093)	4,259
Inventories	4,507	(46,010)	(15,448)
Prepaid expenses and other current assets	(15,787)	(1,355)	(898)
Intangibles and other assets	101	592	(905)
Accounts payable	8,944	1,381	1,930
Accrued liabilities	(1,047)	(4,400)	3,323
Income taxes payable	2,567	(5,665)	8,292
Other liabilities	8,242	2,111	(559)

Net cash provided by operating activities	144,930	124,315	153,109

Cash flows from investing activities:
Purchases of short-term investments	(72,337)	(305,769)	(346,615)
Sales of short-term investments	131,565	379,460	350,520
Capital expenditures	(47,580)	(31,971)	(47,465)
Acquisitions, net of cash acquired	—	—	(35,377)
Proceeds from sale of licenses	—	—	1,700
Proceeds from sale of property, plant, and equipment	52	32	106

Net cash provided by (used in) investing activities	11,700	41,752	(77,131)

Cash flows from financing activities:
Proceeds from notes payable	33,727	30,651	43,585
Repayments on notes payable	(33,727)	(34,276)	(86,531)
Repayment on long-term debt and other long-term liabilities	(21)	(22)	(13,759)
Proceeds from issuance of common stock	3,488	14,162	21,712
Excess tax benefit from employee stock plans	72	1,811	2,148
Repurchase of common stock	(83,865)	(31,819)	(75,490)
Cash dividends paid	(22,098)	(20,915)	(5,026)

Net cash used in financing activities	(102,424)	(40,408)	(113,361)

Net effect of exchange rate changes on cash	(15,539)	1,411	1,172

Net increase (decrease) in cash and cash equivalents	38,667	127,070	(36,211)
Cash and cash equivalents, beginning of year	191,950	64,880	101,091

Cash and cash equivalents, end of year	$230,617	$191,950	$64,880

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$47	$148	$1,329
Cash paid during the year for income taxes	48,521	73,293	58,651
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	6,760	2,318	3,444
Supplemental disclosures of non-cash financing activities:
Assumption of Montrail debt	—	—	5,833

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2006	36,863	$13,104	$704,724	$24,962		$742,790
Components of comprehensive income:
Net income	—	—	123,018	—	$123,018	123,018
Cash dividends ($0.14 per share)	—	—	(5,026)	—	—	(5,026)
Foreign currency translation adjustment	—	—	—	11,167	11,167	11,167
Unrealized holding loss on derivative transactions, net	—	—	—	(1,735)	(1,735)	(1,735)

Comprehensive income	—	—	—	—	$132,450	—

Exercise of employee stock options	682	21,712	—	—		21,712
Tax benefit from stock plans	—	4,147	—	—		4,147
Stock-based compensation expense	—	10,120	—	—		10,120
Repurchase of common stock	(1,547)	(24,713)	(50,777)	—		(75,490)

BALANCE, DECEMBER 31, 2006	35,998	24,370	771,939	34,394		830,703
Components of comprehensive income:
Net income	—	—	144,452	—	$144,452	144,452
Cash dividends ($0.58 per share)	—	—	(20,915)	—	—	(20,915)
Foreign currency translation adjustment	—	—	—	25,394	25,394	25,394
Unrealized holding loss on derivative transactions, net	—	—	—	(2,147)	(2,147)	(2,147)

Comprehensive income	—	—	—	—	$167,699	—

Issuance of common stock under employee stock plans, net	416	14,162	—	—		14,162
Tax benefit from stock plans	—	3,031	—	—		3,031
Stock-based compensation expense	—	7,260	—	—		7,260
Repurchase of common stock	(590)	(31,819)	—	—		(31,819)

BALANCE, DECEMBER 31, 2007	35,824	17,004	895,476	57,641		970,121
Components of comprehensive income:
Net income	—	—	95,047	—	$95,047	95,047
Cash dividends ($0.64 per share)	—	—	(22,098)	—	—	(22,098)
Foreign currency translation adjustment	—	—	—	(30,511)	(30,511)	(30,511)
Unrealized holding gain on derivative transactions, net	—	—	—	6,036	6,036	6,036

Comprehensive income	—	—	—	—	$70,572	—

Issuance of common stock under employee stock plans, net	131	3,488	—	—		3,488
Tax adjustment from stock plans	—	(430)	—	—		(430)
Stock-based compensation expense	—	6,302	—	—		6,302
Repurchase of common stock	(2,090)	(24,883)	(58,982)	—		(83,865)

BALANCE, DECEMBER 31, 2008	33,865	$1,481	$909,443	$33,166		$944,090

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION

Nature of the business:

Columbia Sportswear Company is a global leader in the design, manufacture, marketing and distribution of active outdoor apparel, including sportswear, outerwear, footwear, and related accessories and equipment.

Principles of consolidation:

The consolidated financial statements include the accounts of Columbia Sportswear Company and its wholly-owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates and assumptions:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. Some of these more significant estimates relate to revenue recognition, allowance for doubtful accounts, inventory, product warranty, intangible assets and income taxes.

Reclassifications:

Certain immaterial reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

Dependence on key suppliers:

The Company’s products are produced by independent manufacturers worldwide. For 2008, the Company sourced nearly all of its products outside the United States, principally in the Southeast Asia. The Company’s four largest factory groups accounted for approximately 11% of the Company’s total global production for 2008 and another company produced substantially all of the zippers used in the Company’s products. From time to time, the Company has had difficulty satisfying its raw material and finished goods requirements. Although the Company believes that it can identify and qualify additional raw material suppliers and manufacturers to produce these products, the unavailability of some existing suppliers or manufacturers for supply of these products may have a material adverse effect on the Company.

Concentration of credit risk:

Trade Receivables

At December 31, 2008, the Company had one customer in its EMEA segment and one customer in its Canadian segment that accounted for approximately 13.5% and 10.2% of consolidated accounts receivable, respectively. At December 31, 2007 the Company had one customer in its Canadian segment that accounted for approximately 12.4% of consolidated accounts receivable. No single customer accounted for greater than or equal to 10% of consolidated revenues for the year ended December 31, 2008 or 2007.

Derivatives

The Company routinely uses derivative instruments to hedge the foreign currency risk of anticipated transactions denominated in non-U.S. dollar currencies. At December 31, 2008, no contract had a remaining

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maturity longer than one year. All the counterparties to these transactions had a Standard & Poor’s (“S&P”) / Moody’s Investor Services (“Moody’s”) short-term credit rating of A-2 / P-1 or better. The net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was immaterial at December 31, 2008.

Cash and Investments

At December 31, 2008, approximately 75% of the Company’s cash and cash equivalents were concentrated in domestic and international money market mutual funds. Substantially all of the Company’s money market mutual funds were assigned a triple A rating from S&P, Moody’s or Fitch Ratings.

On September 29, 2008, the U.S. Treasury Department announced a temporary guarantee program for money market mutual funds regulated under Rule 2a-7 of the Investment Company Act of 1940. The temporary guarantee program limits coverage to the lesser of fund balances at September 19, 2008 or fund balances immediately prior to an institution reporting a net asset value below $1 per share. On September 19, 2008, the Company had a total of approximately $50,000,000 of investments with two institutions qualifying for this guarantee program. At December 31, 2008, the eligible $50,000,000 remained invested and both institutions were actively participating in the guarantee program. The guarantee program is set to expire on April 30, 2009, but the U.S. Treasury Department could extend the program through September 18, 2009.

All the Company’s remaining cash and cash equivalents and short-term investments were deposited with various institutions in the Company’s primary operating geographies. All institutions were rated investment grade by both S&P and Moody’s and most were rated AA- / Aa1 or better.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents:

Cash and cash equivalents are stated at cost, which approximates fair value, and include investments with maturities of three months or less from the date of acquisition. At December 31, 2008 and 2007, cash and cash equivalents were $230,617,000 and $191,950,000, respectively, primarily consisting of money market funds and certificates of deposit.

Short-term investments:

Short-term investments consist of debt security mutual fund shares available for use in current operations and certificates of deposit with maturities of six months or less at December 31, 2008. At December 31, 2007, short-term investments consisted of variable rate demand notes and obligations that generally mature up to 30 years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method. The Company did not hold any auction-rate securities at December 31, 2008 or 2007 and had no investments considered to be trading or held-to-maturity securities.

Accounts receivable:

Accounts receivable have been reduced by an allowance for doubtful accounts. The Company makes ongoing estimates of the uncollectibility of accounts receivable and maintains an allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance for doubtful accounts was $9,542,000 and $7,369,000 at December 31, 2008 and 2007, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories:

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventories for excess, close-out or slow moving items and makes provisions as necessary to properly reflect inventory value.

Property, plant, and equipment:

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The principal estimated useful lives are: buildings and building improvements, 15-30 years; land improvements, 15 years; furniture and fixtures, 3-10 years; and machinery and equipment, 3-5 years. Leasehold improvements are depreciated over the lesser of the estimated useful life of the improvement, which is most commonly 7 years, or the remaining term of the underlying lease.

The interest-carrying costs of capital assets under construction are capitalized based on the Company’s weighted average borrowing rates if there are any outstanding borrowings. There was no capitalized interest for the years ended December 31, 2008 and 2007 and capitalized interest was $642,000 for the year ended December 31, 2006.

Intangible assets:

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized using the straight-line method over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	December 31, 2008		December 31, 2007
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$898	$(534)	$1,603	$(556)

Intangible assets not subject to amortization:
Trademarks and trade names	$26,872		$46,771
Goodwill	12,659		17,273

	$39,531		$64,044

Patents are subject to amortization over the lesser of 17 years from the date filed with the U.S. Patent and Trademark Office or the estimated useful life of the patent. Amortization expense for the years ended December 31, 2008, 2007, and 2006 was $205,000, $175,000 and $150,000, respectively. Amortization expense for intangible assets subject to amortization is estimated to be $109,000 per year in 2009 and 2010 and $73,000 per year in 2011 and 2012. These patents are anticipated to become fully amortized during 2012.

Other non-current assets totaled $6,129,000 and $5,276,000 at December 31, 2008 and 2007, respectively.

Impairment of long-lived and intangible assets:

Goodwill and intangible assets with indefinite useful lives are not amortized but instead are measured for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company reviews and tests its goodwill and intangible assets with indefinite useful

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lives for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company’s intangible assets with indefinite lives consist of trademarks. Impairment testing for goodwill is performed at the reporting unit level. The two-step process first compares the estimated fair value of reporting unit goodwill with the carrying amount of that reporting unit. The Company estimates the fair value of its reporting units using a combination of discounted cash flow analysis, comparisons with the market values of similar publicly traded companies and other operating performance based valuation methods. If step one indicates impairment, step two compares the estimated fair value of the reporting unit to the estimated fair value of all reporting unit assets and liabilities except goodwill to determine the implied fair value of goodwill. The Company calculates impairment as the excess of carrying amount of goodwill over the implied fair value of goodwill. In the impairment test for trademarks, the Company compares the estimated fair value of the asset to the carrying amount. The fair value of trademarks is estimated using the relief from royalty approach, a standard form of discounted cash flow analysis used in the valuation of trademarks. If the carrying amount of trademarks exceeds the estimated fair value, the Company calculates impairment as the excess of carrying amount over the estimate of fair value. Impairment charges are classified as a separate component of operating expense. The fair value estimates are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, discount rates and other operating performance measures. Changes in estimates or the application of alternative assumptions could produce significantly different results. These assumptions and estimates may change in the future due to changes in economic conditions, changes in the Company’s ability to meet sales and profitability objectives or changes in the Company’s business operations or strategic direction.

The Company determined that its Pacific Trail brand and Montrail brand goodwill and trademarks were impaired at December 31, 2008. These brands have not achieved their sales and profitability objectives. The deterioration in the macroeconomic environment and the resulting effect on consumer demand has decreased the probability of realizing these objectives in the near future. These brands were acquired in 2006. The Company has recorded impairment charges, before income taxes, of $12,250,000 in trademarks and $3,900,000 in goodwill for the Pacific Trail brand. The Pacific Trail brand has $2,300,000 in trademarks and no goodwill after the impairment charge. The Pacific Trail brand is a reporting unit for goodwill impairment testing and Pacific Trail brand intangible assets are included in the United States segment. The Company has recorded impairment charges, before income taxes, of $7,400,000 in trademarks and $714,000 in goodwill for Montrail brand. The Montrail brand has $2,600,000 in trademarks and no goodwill after the impairment charge. The Montrail brand is a reporting unit for goodwill impairment testing and Montrail brand intangible assets are included in the United States segment.

Other than Montrail brand goodwill and trademarks and Pacific Trail brand goodwill and trademarks at December 31, 2008, the Company has determined that its goodwill and intangible assets with indefinite lives at December 31, 2008 and 2007 were not impaired.

Long-lived and intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the carrying value exceeds the estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the estimate of its fair value. Impairment charges are classified as a separate component of operating expense.

The Company has determined that a Montrail brand patent was impaired at December 31, 2008. There is no anticipated future use of the patent beyond 2009, resulting in an impairment charge, before income taxes, of $478,000. The Montrail brand patent was included in the United States segment and was acquired in 2006.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other than the Montrail brand patent, the Company has determined that its long-lived and intangible assets that are determined to have finite lives at December 31, 2008 and 2007 were not impaired.

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

At the time of revenue recognition, the Company also provides for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that had been established, the Company would record a reduction or increase to net revenues in the period in which it made such determination. Over the three year period ended December 31, 2008, the Company’s actual annual sales returns and miscellaneous claims from customers were approximately two percent of net sales. The allowance for outstanding sales returns and miscellaneous claims from customers was approximately $10,583,000 and $9,196,000 as of December 31, 2008 and 2007, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Shipping and handling costs:

Shipping and handling fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as cost of sales. Inventory planning, receiving and handling costs are recorded as a component of selling, general, and administrative expenses and were $57,700,000, $64,420,000 and $50,213,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Substantially all foreign currency derivatives entered into by the Company qualify for and are designated as foreign currency cash flow hedges, including those hedging foreign currency denominated firm commitments. Changes in fair values of outstanding cash flow hedges are recorded in other comprehensive income, until earnings are affected by the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings some time after maturity of the related derivative. The Consolidated Statement of Operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in cost of sales when the underlying hedged transaction affects earnings. Unrealized derivative gains and losses, which are recorded in current assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Consolidated Statement of Cash Flows based on their respective balance sheet classifications.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation:

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period using the straight-line attribution method. As allowed under SFAS No. 123R, the Company estimates stock-based compensation at the stock option grant date using the Black-Scholes option pricing model, which requires various highly subjective assumptions, including volatility and expected option life. Further, as required under SFAS No. 123R, the Company estimates forfeitures for stock-based awards granted, which are not expected to vest. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Advertising costs:

Advertising costs are expensed in the period incurred and are included in selling, general and administrative expenses. Total advertising expense, including cooperative advertising costs, was $72,237,000, $55,290,000 and $56,813,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs are included in expenses because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated. Cooperative advertising costs were $16,351,000, $17,884,000 and $16,942,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Product warranty:

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. The reserve for warranty claims at December 31, 2008 and 2007 was $9,746,000 and $10,862,000, respectively.

Recent Accounting Pronouncements:

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See Note 17.

NOTE 3—INVENTORIES, NET

Inventories consist of the following (in thousands):

	December 31,
	2008	2007
Raw materials	$621	$392
Work in process	1,065	3,979
Finished goods	254,626	261,503

	$256,312	$265,874

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Land and improvements	$16,465	$16,602
Building and improvements	143,997	140,602
Machinery and equipment	171,091	165,504
Furniture and fixtures	37,886	29,365
Leasehold improvements	45,231	20,632
Construction in progress	5,929	5,812

	420,599	378,517
Less accumulated depreciation	190,906	168,067

	$229,693	$210,450

NOTE 5—SHORT-TERM BORROWINGS AND CREDIT LINES

The Company has available an unsecured and committed revolving line of credit providing for borrowings in an aggregate amount not to exceed, at any time, $100,000,000 during the period of August 15 through November 14 and $25,000,000 at all other times. The maturity date of this agreement is July 1, 2010. Interest, payable monthly, is computed at the bank’s prime rate minus 195 to 205 basis points per annum or the LIBOR rate plus 45 to 65 basis points. The unsecured revolving line of credit requires the Company to comply with certain covenants including a Capital Ratio, which limits indebtedness to tangible net worth. At December 31, 2008, the Company was in compliance with all of these covenants. If the Company defaults on its payments, it is prohibited, subject to certain exceptions, from making dividend payments or other distributions. The Company also has available an unsecured and uncommitted revolving line of credit providing for borrowing to a maximum of $25,000,000. The revolving line accrues interest on the LIBOR plus 65 basis points. There were no balances outstanding under either of these lines at December 31, 2008 and 2007.

The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing to a maximum of C$30,000,000 (US$24,614,000) at December 31, 2008. The revolving line accrues interest at the bank’s Canadian prime rate. There was no balance outstanding under this line at December 31, 2008 and 2007.

The Company’s European subsidiary has available two separate unsecured and uncommitted lines of credit guaranteed by the parent company providing for borrowing to a maximum of 30,000,000 and 20,000,000 euros respectively (combined US$69,850,000) at December 31, 2008, of which US$3,493,000 of the 20,000,000 euro line is designated as a European customs guarantee. These lines accrue interest based on the ECB refinancing rate plus 50 basis points and EURIBOR plus 50 basis points, respectively. There was no balance outstanding under either line at December 31, 2008 and 2007.

The Company’s Japanese subsidiary has an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing to a maximum of 1,000,000,000 JPY (US$11,033,000) at December 31, 2008. The revolving line accrues interest at the bank’s Best Lending Rate or the LIBOR rate plus 110 basis points. There was no balance outstanding under this line at December 31, 2008 and 2007.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Korean subsidiary also has an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing to a maximum of US$10,000,000 at December 31, 2008. The revolving line accrues interest at the three month certificate of deposit rate plus 1.3%. There was no balance outstanding under this line at December 31, 2008 and 2007.

Off-Balance Sheet Arrangements

The Company has arrangements in place to facilitate the import and purchase of inventory through the issuance of sight letters of credit. The Company has available an unsecured and uncommitted $50,000,000 import letter of credit line subject to annual renewal. At December 31, 2008, the Company had outstanding letters of credit of $8,338,000 for purchase orders for inventory under this arrangement. The Company also has available an unsecured and uncommitted $100,000,000 import letter of credit line subject to annual renewal. At December 31, 2008, the Company did not have any outstanding letters of credit for purchase orders for inventory under this arrangement.

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Accrued salaries, bonus, vacation and other benefits	$29,437	$34,952
Accrued product warranty	9,746	10,862
Accrued cooperative advertising	6,457	6,877
Other	12,445	9,858

	$58,085	$62,549

NOTE 7—OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of installment purchase obligations for non-inventory purchases made in the ordinary course of business, long-term severance liabilities, deferred rent obligations, the effect of straight-line rent under various operating leases, and rental asset retirement obligations. Deferred rent, straight-line rent, and rental asset retirement obligation liabilities were $10,126,000 and $2,137,000 at December 31, 2008 and 2007, respectively. The corresponding lease obligations for these deferred and straight-line rent liabilities are disclosed in Note 11. Principal payments due on installment purchase obligations are $63,000 in 2009 and $15,000 in 2010.

NOTE 8—SHAREHOLDERS’ EQUITY

Since the inception of the Company’s stock repurchase plan in 2004 through December 31, 2008, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of December 31, 2008, the Company has repurchased 8,694,657 shares under this program at an aggregate purchase price of approximately $400,000,000. During the year ended December 31, 2008, the Company repurchased an aggregate of $83,865,000 of the Company’s common stock under the stock repurchase plan, of which $58,982,000 was recorded as a reduction to total retained earnings; otherwise, the aggregate purchase price would have resulted in a negative common stock carrying amount. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to the market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES

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

The Company had undistributed earnings of foreign subsidiaries of approximately $135,918,000 at December 31, 2008 for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the United States. If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation. The amount of the unrecognized deferred tax liability associated with the undistributed earnings was approximately $32,237,000 at December 31, 2008. The unrecognized deferred tax liability approximates the excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company did not recognize a material adjustment in the liability for unrecognized tax benefits as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2008	2007
Balance at January 1	$20,694	$19,705
Increases related to prior year tax positions	583	1,148
Decreases related to prior year tax positions	(2,496)	(4,272)
Increases related to current year tax positions	4,768	5,284
Settlements	—	(1,117)
Lapses of statute of limitations	(1,710)	(54)

Balance at December 31	$21,839	$20,694

$20,096,000 and $19,002,000 of the unrecognized tax benefits balance would affect the effective tax rate if recognized at December 31, 2008 and 2007, respectively. In 2007, approximately $853,000 of gross increases and decreases from current year tax positions and $2,056,000 of gross increases and decreases from prior year tax positions have been presented on a net basis in the tabular unrecognized tax benefits reconciliation. These unrecognized tax benefits were a result of changes in estimates during the year relating to a European tax examination which was effectively settled in the fourth quarter of 2007.

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, Hong Kong, Italy, Japan, South Korea, Switzerland, the United Kingdom and the United States. The Company has effectively settled U.S. tax examinations of all years through 2005. Internationally, the Company has effectively settled French tax examinations of all years through 2006 and Italian tax examinations of all years through 2007. The Company is currently under examination in Canada for the tax years 2002 through 2004. The Company does not anticipate that adjustments relative to this ongoing tax audit will result in a material change to its consolidated financial position, results of operations or cash flows.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months from December 31, 2008 by a range of zero to $8,645,000. At December 31, 2007, the comparable range was zero to $6,674,000. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense. The Company recognized interest and penalties related to uncertain tax positions during 2008 of $313,000 and the Company recognized a net reversal of accrued interest and penalties of $117,000 during 2007. The Company had $3,234,000 and $2,922,000 of accrued interest and penalties related to uncertain tax positions at December 31, 2008 and 2007, respectively.

Consolidated income from continuing operations before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
U.S. operations	$44,478	$122,588	$114,027
Foreign operations	81,765	85,439	71,308

Income before income tax	$126,243	$208,027	$185,335

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$22,576	$40,490	$48,181
State and local	2,459	3,685	3,316
Non-U.S.	18,568	22,493	16,494

	43,603	66,668	67,991
Deferred:
Federal	(10,444)	(2,726)	(3,490)
State and local	(1,228)	(222)	(93)
Non-U.S.	(735)	(145)	(2,091)

	(12,407)	(3,093)	(5,674)

Income tax expense	$31,196	$63,575	$62,317

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,
	2008	2007	2006
	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.8	1.1	1.2
Non-U.S. income taxed at different rates	(4.1)	(1.4)	(1.6)
Foreign tax credits	(3.2)	—	—
Reduction of accrued income taxes	(3.3)	(2.8)	—
Tax-exempt interest	(0.8)	(1.0)	(1.0)
Other	0.3	(0.3)	—

Actual provision for income taxes	24.7%	30.6%	33.6%

Significant components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Non-deductible accruals and allowances	$14,886	$12,630
Capitalized inventory costs	14,703	14,411
Stock compensation	4,857	3,835
Net operating loss carryforward	2,130	1,400
Depreciation and amortization	972	420
Other	1,747	1,130

	39,295	33,826
Valuation allowance	(2,512)	(889)

Net deferred tax assets	36,783	32,937

Deferred tax liabilities:
Deductible accruals and allowance	(1,396)	(961)
Depreciation and amortization	—	(4,677)
Foreign currency gain (loss)	(2,022)	(4,810)
Other	(744)	(793)

	(4,162)	(11,241)

Total	$32,621	$21,696

The Company had net operating loss carryforwards at December 31, 2008 and December 31, 2007 in certain international tax jurisdictions of $27,191,000 and $19,000,000, respectively which will begin to expire in 2014. The net operating losses result in a deferred tax asset at December 31, 2008 of $2,130,000 which was subject to a $2,130,000 valuation allowance and a deferred tax asset at December 31, 2007 of $1,400,000 which was subject to a $460,000 valuation allowance. To the extent that the Company reverses a portion of the valuation allowance, the adjustment would be recorded as a reduction to income tax expense.

Non-current deferred tax assets of $723,000 and $444,000 are included as a component of other assets in the consolidated balance sheet at December 31, 2008 and 2007, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—PROFIT SHARING PLAN

The Company has a 401(k) profit-sharing plan, which covers substantially all U.S. employees. Participation begins the first of the quarter following completion of thirty days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All Company contributions to the plan as determined by the Board of Directors totaled $3,118,000, $5,083,000 and $4,937,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases, among other things, retail space, office space, warehouse facilities, storage space, vehicles and equipment. Generally, the base lease terms are between 5 and 10 years. Certain lease agreements contain scheduled rent escalation clauses in their future minimum lease payments. Future minimum lease payments are recognized on a straight-line basis over the minimum lease term and the pro rata portion of scheduled rent escalations is included in other long-term liabilities in the Consolidated Balance Sheet. Certain retail space lease agreements provide for additional rents based on a percentage of annual sales in excess of stipulated minimums (percentage rent). Certain retail space lease agreements require the Company to pay real estate taxes, insurance, common area maintenance (“CAM”), and other costs, collectively referred to as operating costs, in addition to base rent. Percentage rent and operating costs are recognized as incurred in SG&A expense in the Consolidated Statement of Operations. Certain retail space lease agreements also contain lease incentives, such as tenant improvement allowances and rent holidays. The Company recognizes the benefits related to the lease incentives on a straight-line basis over the applicable lease term.

Rent expense, including percentage rent, but excluding operating costs, for which the Company is obligated, was $25,220,000, $13,938,000 and $12,994,000 for non-related party leases during the years ended December 31, 2008, 2007 and 2006, respectively. Of these amounts $23,687,000, $12,504,000 and $11,749,000 were included as part of selling, general and administrative expense for the years ended December 31, 2008, 2007 and 2006, respectively, and $1,533,000, $1,434,000 and $1,245,000 were included as part of cost of goods sold for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company leases certain operating facilities from a related party of the Company. Total rent expense for these leases was included as part of selling, general and administrative expense and amounted to $543,000, $583,000 and $515,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Approximate future minimum payments, including rent escalation clauses and stores that are not yet open, on all lease obligations at December 31, 2008, are as follows (in thousands). Future minimum payments listed below do not include percentage rent or operating costs for which the Company is obligated.

	Non-related Parties	Related Party	Total
2009	$21,134	$478	$21,612
2010	21,504	478	21,982
2011	19,871	478	20,349
2012	18,998	—	18,998
2013	18,613	—	18,613
Thereafter	133,565	—	133,565

	$233,685	$1,434	$235,119

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

The Company is a party to various legal claims, actions and complaints from time to time. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

The Company has letters of credit outstanding for inventory purchase obligations. See Off-Balance Sheet Arrangements in Note 5.

Indemnities and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, (iv) executive severance arrangements and (v) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying Consolidated Balance Sheets.

NOTE 12—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations for the years ended December 31, (in thousands):

	2008	2007	2006
Cost of sales	$302	$415	$967
Selling, general, and administrative expense	6,000	6,830	9,113
Licensing	—	15	40

Pre-tax stock-based compensation expense	6,302	7,260	10,120
Income tax benefits	(2,088)	(2,383)	(3,434)

Total stock-based compensation expense, net of tax	$4,214	$4,877	$6,686

No stock-based compensation costs were capitalized for the years ended December 31, 2008, 2007 and 2006.

The Company realized a tax benefit for the deduction from stock-based award transactions of $636,000, $4,213,000, and $4,984,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 7,400,000 shares of the Company’s Common Stock, of which 813,511 shares were available for future grants under the Plan at December 31, 2008. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table shows the weighted average assumptions for the year ended December 31:

	2008	2007	2006
Expected term	4.43 years	5.04 years	5.13 years
Expected stock price volatility	25.03%	28.97%	32.74%
Risk-free interest rate	2.54%	4.55%	4.80%
Expected dividend yield (1)	1.57%	1.01%	—
Weighted average grant date fair value	$ 8.60	$ 18.87	$ 18.29

(1)	On November 30, 2006, the Company began paying a quarterly cash dividend.

The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2006	2,310,093	$39.07	5.47	$23,583
Granted	189,636	48.57
Cancelled	(239,332)	48.24
Exercised	(681,247)	31.87

Options outstanding at December 31, 2006	1,579,150	41.93	6.78	21,761
Granted	263,272	61.44
Cancelled	(81,160)	53.11
Exercised	(402,845)	36.37

Options outstanding at December 31, 2007	1,358,417	46.70	6.54	4,497
Granted	640,008	40.98
Cancelled	(228,300)	49.49
Exercised	(116,486)	32.42

Options outstanding at December 31, 2008	1,653,639	$45.10	6.73	$1,042

Options vested and expected to vest at December 31, 2008	1,568,300	$45.08	6.64	$1,042

Options exercisable at December 31, 2008	903,580	$45.56	5.16	$1,042

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. Total stock option compensation expense for the years ended December 31, 2008, 2007 and 2006 was $3,329,000, $4,417,000 and $9,297,000, respectively. At December 31, 2008, 2007 and 2006, unrecognized costs related to stock options totaled approximately $6,473,000, $6,515,000 and $7,099,000, respectively, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at December 31, 2008 are expected to be recognized over a weighted average period of 2.80 years. The aggregate intrinsic value of stock options exercised was $1,071,000, $10,953,000 and $14,694,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2008, 2007 and 2006 was $3,731,000, $14,604,000 and $21,712,000, respectively.

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

The following table presents the weighted average assumptions for the years ended December 31:

	2008	2007
Vesting period	3.06 years	3.11 years
Expected dividend yield	1.56%	1.01%
Estimated average fair value per restricted stock unit granted	$ 39.27	$ 60.16

For the year ended December 31, 2006, no assumptions are listed above because no restricted stock units were granted following the initiation of a quarterly cash dividend in the fourth quarter of 2006.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restricted stock unit activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2006	—	$—
Granted	110,227	49.07
Vested	—	—
Forfeited	(10,539)	49.14

Restricted stock units outstanding at December 31, 2006	99,688	49.06
Granted	98,422	60.16
Vested	(21,622)	49.79
Forfeited	(16,618)	53.72

Restricted stock units outstanding at December 31, 2007	159,870	55.31
Granted	168,347	39.27
Vested	(20,625)	51.85
Forfeited	(47,083)	49.25

Restricted stock units outstanding at December 31, 2008	260,509	$46.32

Restricted stock unit compensation expense for the years ended December 31, 2008, 2007 and 2006 was $2,973,000, $2,843,000 and $823,000, respectively. At December 31, 2008, 2007 and 2006, unrecognized costs related to restricted stock units totaled approximately $5,499,000, $5,963,000 and $3,706,000, respectively, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at December 31, 2008 are expected to be recognized over a weighted average period of 1.76 years. The total grant date fair value of restricted stock units vested during the year ended December 31, 2008 and 2007 was $1,069,000 and $1,077,000, respectively. No restricted stock units vested during the year ended December 31, 2006.

1999 Employee Stock Purchase Plan

In 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended offerings under the ESPP indefinitely. As of December 31, 2008, a total of 275,556 shares of common stock had been issued under the ESPP.

NOTE 13—EARNINGS PER SHARE

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2008	2007	2006
Weighted average common shares outstanding, used in computing basic earnings per share	34,610	36,106	36,245
Effect of dilutive stock options and restricted stock units	101	328	399

Weighted-average common shares outstanding, used in computing diluted earnings per share	34,711	36,434	36,644

Earnings per share of common stock:
Basic	$2.75	$4.00	$3.39
Diluted	2.74	3.96	3.36

Stock options and service-based restricted stock units representing 1,410,849, 354,342 and 612,603 shares of common stock were outstanding for the years ended December 31, 2008, 2007 and 2006, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be anti-dilutive. In addition, performance-based restricted stock units representing 41,799, 24,318 and 5,221 shares for the years ended December 31, 2008, 2007 and 2006, respectively, were excluded from the computation of diluted EPS, as these shares were subject to performance conditions that had not been met.

Since the inception of the Company’s stock repurchase plan in 2004 through December 31, 2008, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of December 31, 2008, the Company has repurchased 8,694,657 shares under this program at an aggregate purchase price of approximately $400,000,000. During the year ended December 31, 2008, the Company repurchased an aggregate of $83,865,000 of the Company’s common stock under the stock repurchase plan, of which $58,982,000 was recorded as a reduction to total retained earnings; otherwise, the aggregate purchase price would have resulted in a negative common stock carrying amount. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

NOTE 14—COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Consolidated Balance Sheets consists of foreign currency translation adjustments and the unrealized gains and losses on derivative transactions. A summary of comprehensive income, net of related tax effects, for the year ended December 31, is as follows (in thousands):

	2008	2007	2006
Net income	$95,047	$144,452	$123,018
Other comprehensive income (loss):
Unrealized derivative holding gains (losses) arising during period (net of tax expense (benefit) of $361, ($796) and $63 in 2008, 2007 and 2006, respectively)	6,425	(844)	(2,599)
Reclassification to net income of previously deferred (gains) losses on derivative transactions (net of tax benefit of ($36), ($608) and ($576) in 2008, 2007 and 2006, respectively)	(389)	(1,303)	864
Foreign currency translation adjustments	(30,511)	25,394	11,167

Other comprehensive income (loss)	(24,475)	23,247	9,432

Comprehensive income	$70,572	$167,699	$132,450

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—SEGMENT INFORMATION

The Company operates in four geographic segments: (1) United States, (2) Europe, Middle East and Africa (“EMEA”), (3) Latin America and Asia Pacific (“LAAP”), and (4) Canada, which are reflective of the Company’s internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, production, marketing and selling of active outdoor apparel, including sportswear, outerwear, footwear, and related accessories and equipment.

In 2007, the Company reclassified its geographical net sales and segment reporting to reflect changes in its internal management and oversight structure as well as growth of the international distributor business. Net sales to international distributors, previously included as part of “Other International,” have been regrouped into either the EMEA or LAAP region, in accordance with the markets in which each respective distributor operates. Previously reported geographical net sales information for fiscal year 2006 has been reclassified to reflect this change.

The geographic distribution of the Company’s net sales, income before income tax, interest income (expense), income tax expense (benefit), depreciation and amortization expense, identifiable assets and goodwill are summarized in the following tables (in thousands) for, and for the years ended, December 31, 2008, 2007 and 2006. In addition to the geographic distribution of net sales, the Company’s net sales by major product line are also summarized below. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	2008	2007	2006
Net sales to unrelated entities:
United States	$727,706	$767,198	$751,984
EMEA	267,152	286,968	272,605
LAAP	198,236	175,725	142,844
Canada	124,741	126,148	120,239

	$1,317,835	$1,356,039	$1,287,672

Income before income tax:
United States	$38,674	$112,986	$106,172
EMEA	26,167	29,210	25,465
LAAP	32,857	29,585	24,437
Canada	21,008	27,195	23,394
Interest and other income and eliminations	7,537	9,051	5,867

	$126,243	$208,027	$185,335

Interest income (expense), net:
United States	$5,804	$9,602	$7,855
EMEA	45	(1,856)	(2,486)
LAAP	1,023	482	276
Canada	665	660	(83)

	$7,537	$8,888	$5,562

Income tax expense:
United States	$(13,363)	$(41,227)	$(47,631)
EMEA	(2,692)	(5,185)	(236)
LAAP	(8,312)	(7,084)	(6,299)
Canada	(6,829)	(10,079)	(8,151)

	$(31,196)	$(63,575)	$(62,317)

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2008	2007	2006
Depreciation and amortization expense:
United States	$21,866	$18,643	$15,765
EMEA	6,978	9,910	6,397
LAAP	1,865	1,540	952
Canada	449	245	433

	$31,158	$30,338	$23,547

Assets:
United States	$857,228	$872,027	$808,519
EMEA	246,072	239,007	195,826
LAAP	93,773	78,308	80,436
Canada	89,463	97,815	71,240

Total identifiable assets	1,286,536	1,287,157	1,156,021
Eliminations and reclassifications	(138,300)	(120,676)	(128,732)

Total assets	$1,148,236	$1,166,481	$1,027,289

Goodwill:
United States	$12,157	$16,771	$16,996
EMEA	502	502	502
LAAP	—	—	—
Canada	—	—	—

	$12,659	$17,273	$17,498

Net sales to unrelated entities:
Sportswear	$540,903	$565,591	$509,134
Outerwear	491,777	497,551	496,509
Footwear	217,237	227,434	219,640
Accessories and equipment	67,918	65,463	62,389

	$1,317,835	$1,356,039	$1,287,672

NOTE 16— FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

As part of the Company’s risk management programs, the Company uses a variety of financial instruments, including foreign currency option and forward contracts. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company hedges against the foreign currency risk associated with anticipated transactions for approximately the next twelve months denominated in European euros, Canadian dollars and Japanese yen. The Company accounts for these instruments as cash flow hedges. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, these financial instruments are marked to market with the effective portion offset to accumulated other comprehensive income and any ineffective portion offset to current earnings. Amounts accumulated in other comprehensive income are subsequently amortized to cost of goods sold when the underlying transaction is included in earnings. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. Hedge ineffectiveness was not material during the years ended December 31, 2008, 2007 and 2006.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the normal course of business, the Company’s financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-U.S. dollar currency denominated assets, liabilities and income. The Company regularly assesses these risks and has established policies and business practices that serve to mitigate these potential exposures. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

The Company’s foreign currency risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. Particular focus is put on anticipated cash flows resulting from anticipated inventory purchases and the related receivables and payables, including third party or intercompany transactions.

The Company manages this risk primarily by using currency forward exchange contracts and options. Anticipated transactions that are hedged carry a high level of certainty and are expected to be recognized within one year. The Company uses cross-currency swaps to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in euros, Canadian dollars and yen. The Company attempts to mitigate foreign currency risk through hedging practices. However, if recent foreign currency exchange rate volatility continues, it is reasonably possible that the Company could experience a materially adverse effect on the cost of goods sold during the next twelve months.

At December 31, 2008 and 2007, the notional value of outstanding forward contracts was approximately $60,000,000 and $90,500,000, respectively. At December 31, 2008, $2,477,000 of deferred gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature.

NOTE 17—FAIR VALUE MEASURES

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

Level 1 –	observable inputs such as quoted prices in active markets;

Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 are as follows (in thousands):

	Total	Level 1 (1)	Level 2 (2)	Level 3
Assets:
Cash and cash equivalents	$230,617	$230,617	$—	—
Short-term investments	22,433	22,433	—	—
Derivative financial instruments	2,603	—	2,603	—
Liabilities:
Derivative financial instruments	494	—	494	—

(1)	Level 1 assets include money market funds and certificates of deposit which cost approximates fair value.
(2)	Level 2 assets and liabilities include derivative financial instruments which are valued based on significant observable inputs. See Note 14 and Note 16 for further discussion.

There were no assets and liabilities measured at fair value on a nonrecurring basis.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s quarterly financial data for the past two years ended December 31, 2008 (in thousands, except per share amounts):

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$297,363	$213,147	$452,415	$354,910
Gross profit	130,555	85,765	202,053	149,438
Net income (loss)	19,931	(1,770)	58,329	18,557
Earnings (loss) per share
Basic	$0.56	$(0.05)	$1.70	$0.55
Diluted	0.56	(0.05)	1.69	0.55

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$289,640	$218,560	$471,081	$376,758
Gross profit	126,698	90,575	203,531	158,947
Net income	26,086	10,037	62,609	45,720
Earnings per share
Basic	$0.72	$0.28	$1.73	$1.27
Diluted	0.71	0.27	1.72	1.26

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2008, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Columbia Sportswear Company

Portland, Oregon

We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Portland, Oregon

February 27, 2009

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2009 Proxy Statement entitled “Election of Directors,” “Corporate Governance—Corporate Governance Guidelines,” “Corporate Governance—Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated herein by reference.

See Item 4A of this Annual Report on Form 10-K for information regarding our executive officers.

Item 11.	EXECUTIVE COMPENSATION

The sections of our 2009 Proxy Statement entitled “Executive Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of our 2009 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), at December 31, 2008:

Equity Compensation Plan information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1997 Stock Incentive Plan	1,914,148	$45.10	813,511
1999 Employee Stock Purchase Plan (3)	—	—	474,444
Equity compensation plans not approved by security holders	—	—	—

Total	1,914,148	$45.10	1,287,955

(1)	The number of outstanding shares to be issued under the 1997 Stock Incentive Plan includes stock options and restricted stock units.
(2)	The weighted-average exercise price excludes 260,509 shares issuable upon the vesting of outstanding restricted stock units, which have no exercise price.
(3)	The 1999 Employee Stock Purchase Plan was suspended indefinitely effective July 1, 2005.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2009 Proxy Statement entitled “Corporate Governance—Certain Relationships and Related Transactions,” “Corporate Governance—Related Transactions Approval Process,” and “Corporate Governance—Corporate Governance Guidelines” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section of our 2009 Proxy Statement entitled “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) and (a)(2) Financial Statements. The Financial Statements of Columbia and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 41 to 67 of this Annual Report.

(b) See Exhibit Index beginning on page 76 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Columbia or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate;

•

may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement and are subject to more recent developments.

Accordingly, there representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Columbia may be found elsewhere in this Annual Report on Form 10-K and Columbia’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
Year Ended December 31, 2008:
Allowance for doubtful accounts	$7,369	$3,473	$(940)	$(360)	$9,542
Product warranty	10,862	2,718	(3,364)	(470)	9,746
Year Ended December 31, 2007:
Allowance for doubtful accounts	$6,732	$950	$(612)	$299	$7,369
Product warranty	11,162	2,269	(3,128)	559	10,862
Year Ended December 31, 2006:
Allowance for doubtful accounts	$7,340	$57	$(783)	$118	$6,732
Product warranty	9,907	4,804	(3,827)	278	11,162

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.
(b)	Amounts included in this column primarily relate to foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

By:	/s/ THOMAS B. CUSICK
Thomas B. Cusick Vice President, Chief Financial Officer and Treasurer

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title

/s/ TIMOTHY P. BOYLE Timothy P. Boyle	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS B. CUSICK Thomas B. Cusick	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ GERTRUDE BOYLE Gertrude Boyle	Chairman of the Board of Directors

/s/ SARAH A. BANY Sarah A. Bany	Director

/s/ EDWARD S. GEORGE Edward S. George	Director

/s/ MURREY R. ALBERS Murrey R. Albers	Director

/s/ JOHN W. STANTON John W. Stanton	Director

/s/ WALTER T. KLENZ Walter T. Klenz	Director

/s/ STEPHEN E. BABSON Stephen E. Babson	Director

/s/ ANDY D. BRYANT Andy D. Bryant	Director

Date: February 27, 2009

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Columbia or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate;

•

may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement and are subject to more recent developments.

Accordingly, there representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Columbia may be found elsewhere in this Annual Report on Form 10-K and Columbia’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Index
3.1	Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000) (File No. 000-23939)

3.2	2000 Restated Bylaws (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000) (File No. 000-23939)

4.1	See Article II of Exhibit 3.1 and Article I of Exhibit 3.2

+10.1	1997 Stock Incentive Plan, as amended (incorporated by reference to Appendix B to the Company’s proxy statement filed on April 9, 2004)

+10.1a	1997 Stock Incentive Plan, as amended January 23, 2009

+*10.2	Form of Nonstatutory Stock Option Agreement for stock options granted prior to July 20, 2006

+10.2(a)	Form of Executive Stock Option Agreement (incorporated by reference to exhibit 10.3 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 000-23939)

+10.2(b)	Form of Nonstatutory Stock Option Agreement for stock options granted on or after July 20, 2006 and before January 23, 2009 (incorporated by reference to exhibit 99.1 to the Company’s Form 8-K filed on July 20, 2006)

+10.2(c)	Form of Restricted Stock Unit Award Agreement for awards granted prior to January 23, 2009 (incorporated by reference to exhibit 99.2 to the Company’s Form 8-K filed on July 20, 2006)

+10.2(d)	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to exhibit 99.3 to the Company’s Form 8-K filed on July 20, 2006)

+10.2(e)	Form of Nonstatutory Stock Option Agreement for stock options granted on or after January 23, 2009

+10.2(f)	Form of Restricted Stock Unit Award Agreement for awards granted on or after January 23, 2009

10.5	Credit Agreement between the Company and Wells Fargo Bank National Association dated December 16, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

Exhibit Index
10.5(a)	First Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated December 22, 2005 (incorporated by reference to the Company’s Form 8-K filed on December 27, 2005)

10.5(b)	Second Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated December 22, 2005 (incorporated by reference to the Company’s Form 8-K filed on October 27, 2006)

10.5(c)	Third Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated June 26, 2007 (incorporated by reference to the Company’s Form 8-K filed on July 2, 2007)

10.5(d)	Fourth Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated October 31, 2008 (incorporated by reference to the Company’s Form 10-Q filed on November 6, 2008)

10.6	Continuing Letter of Credit Agreement between The Hong Kong and Shanghai Banking Corporation Limited and the Company dated May 21, 2007 (incorporated by reference to the Company’s Form 8-K filed on May 22, 2007)

*10.7	Lease between BB&S Development Company and the Company, dated February 12, 1996

*10.8	Lease between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 3, 1994

10.9	Lease Amending Agreement between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 1, 2002 (incorporated by reference to exhibit 10.12 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939)

10.9(a)	Indemnity Agreement between Columbia Sportswear Company and B.A.R.K. Holdings, Inc., dated January 1, 2002 (incorporated by reference to exhibit 10.12 (b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939

+10.10	Consulting and Confidentiality Agreement between Robert Masin and the Company dated as of September 1, 2006 (incorporated by reference to the Company’s 8-K filed on September 1, 2006)

*10.11	Form of Indemnity Agreement for Directors

*10.12	Form of Agreement Regarding Plan of Recapitalization Among the Company and Shareholders

+10.13	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939)

+10.14	Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000) (File No. 000-23939)

+10.15	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.16	Severance Agreement entered into as of May 19, 2008, by and between Patrick D. Anderson and Columbia Sportswear Company (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2008).

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Vice President, Chief Financial Officer and Treasurer

Exhibit Index
32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Vice President, Chief Financial Officer and Treasurer

+	Management Contract or Compensatory Plan
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-43199).