Form 10-Q
period 2009-03-31
COLUMBIA SPORTSWEAR CO
filed 2009-05-08
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding on April 24, 2009 was 33,897,105.

COLUMBIA SPORTSWEAR COMPANY

MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$272,112	$230,617
Short-term investments	27,705	22,433
Accounts receivable, net of allowance of $8,326 and $9,542, respectively	213,486	299,585
Inventories, net (Note 2)	223,701	256,312
Deferred income taxes	28,257	33,867
Prepaid expenses and other current assets	28,696	29,705

Total current assets	793,957	872,519
Property, plant and equipment, net of accumulated depreciation of $195,057 and $190,906, respectively	228,264	229,693
Intangibles and other non-current assets (Note 3)	38,174	33,365
Goodwill (Note 3)	12,659	12,659

Total assets	$1,073,054	$1,148,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,398	$104,354
Accrued liabilities	50,023	58,085
Income taxes payable	6,374	8,718
Deferred income taxes	1,907	1,969
Other current liabilities	66	63

Total current liabilities	106,768	173,189
Income taxes payable	20,863	20,412
Other long-term liabilities	11,422	10,545

Total liabilities	139,053	204,146
Commitments and contingencies (Note 9)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 33,894 and 33,865 issued and outstanding (Note 6)	2,409	1,481
Retained earnings	910,922	909,443
Accumulated other comprehensive income (Note 5)	20,670	33,166

Total shareholders’ equity	934,001	944,090

Total liabilities and shareholders’ equity	$1,073,054	$1,148,236

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$271,966	$297,363
Cost of sales	161,471	166,808

Gross profit	110,495	130,555
Selling, general, and administrative expenses	102,009	103,912
Net licensing income	1,908	843

Income from operations	10,394	27,486
Interest income, net	914	2,262

Income before income tax	11,308	29,748
Income tax expense	(4,410)	(9,817)

Net income	$6,898	$19,931

Earnings per share:
Basic	$0.20	$0.56
Diluted	0.20	0.56
Cash dividends per share	$0.16	$0.16
Weighted average shares outstanding (Note 6):
Basic	33,873	35,359
Diluted	33,968	35,513

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$6,898	$19,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,150	7,867
Loss on disposal of property, plant, and equipment	41	101
Deferred income taxes	(174)	(655)
Stock-based compensation	1,398	2,000
Excess tax benefit from employee stock plans	(15)	(8)
Changes in operating assets and liabilities:
Accounts receivable	80,851	58,027
Inventories	27,539	30,877
Prepaid expenses and other current assets	728	(6,460)
Intangibles and other assets	(273)	83
Accounts payable	(58,836)	(49,467)
Accrued liabilities	(6,788)	(3,789)
Income taxes payable	(1,678)	(768)
Other liabilities	941	3,165

Net cash provided by operating activities	58,782	60,904

Cash flows from investing activities:
Purchases of short-term investments	(5,163)	(51,555)
Sales of short-term investments	—	131,565
Capital expenditures	(5,161)	(9,541)
Proceeds from sale of property, plant, and equipment	1	27

Net cash provided by (used in) investing activities	(10,323)	70,496

Cash flows from financing activities:
Proceeds from notes payable	18,390	4,663
Repayments on notes payable	(18,390)	(4,663)
Proceeds from long-term debt	—	25
Repayment of long-term debt and other liabilities	(5)	(6)
Proceeds from issuance of common stock	165	64
Excess tax benefit from employee stock plans	15	8
Repurchase of common stock	(307)	(40,260)
Cash dividends paid	(5,419)	(5,605)

Net cash used in financing activities	(5,551)	(45,774)

Net effect of exchange rate changes on cash	(1,413)	(1,331)

Net increase in cash and cash equivalents	41,495	84,295
Cash and cash equivalents, beginning of period	230,617	191,950

Cash and cash equivalents, end of period	$272,112	$276,245

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$8	$15
Cash paid during the period for income taxes	6,398	10,218
Supplemental disclosures of non-cash investing activities:	5,180	4,631
Capital expenditures incurred but not yet paid

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management include all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. A significant part of the Company’s business is of a seasonal nature; therefore, the results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Estimates and assumptions:

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

Concentration of credit risk:

Trade Receivables

At March 31, 2009, the Company had one customer included in both its United States and Canada segments that accounted for approximately 10.5% of consolidated accounts receivable. At December 31, 2008, the Company had one customer in its Europe, Middle East and Africa (“EMEA”) segment and one customer in its Canadian segment that accounted for approximately 13.5% and 10.2% of consolidated accounts receivable, respectively. No single customer accounted for greater than or equal to 10% of consolidated net sales for the three months ended March 31, 2009 or 2008.

Cash and Investments

At March 31, 2009, approximately 80% of the Company’s cash and cash equivalents were concentrated in domestic and international money market mutual funds. Substantially all of the Company’s money market mutual funds were assigned a AAA or analogous rating from Standard & Poor’s (“S&P”), Moody’s Investor Services (“Moody’s”) or Fitch Ratings.

The U.S. Treasury Department temporarily guarantees certain amounts held in money market mutual funds up to the balance held at September 19, 2008. To qualify for the guarantee, the fund must be regulated under Rule 2a-7 of the Investment Company Act of 1940 and the managing institution must continue participation in the guarantee program. On September 19, 2008, the Company had a total of approximately $50,000,000 of investments with two institutions qualifying for this guarantee program. At March 31, 2009, the eligible $50,000,000 remained invested and both institutions were actively participating in the guarantee program.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

All the Company’s remaining cash and cash equivalents and short-term investments were deposited with various institutions in the Company’s primary operating geographies. All institutions were rated investment grade by both S&P and Moody’s and most were rated AA- / Aa1 or better.

Derivatives

The Company uses derivative instruments primarily to hedge the exchange rate risk of anticipated transactions denominated in non-functional currencies. At March 31, 2009, no contract had a remaining maturity longer than one year. All the counterparties to these transactions had a S&P / Moody’s short-term credit rating of A-2 / P-1 or better. The net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $2,000,000 at March 31, 2009. See Note 8 for further disclosures concerning derivatives.

Cash and cash equivalents:

Cash and cash equivalents are stated at cost, which approximates fair value, and include investments with maturities of three months or less at the date of acquisition. Cash and cash equivalents consisted of money market funds and bank deposits.

Short-term investments:

At March 31, 2009, short-term investments consisted of debt security mutual fund shares and a medium-term note, both available for use in current operations, and certificates of deposit with maturities of six months or less. At December 31, 2008, short-term investments consisted of debt security mutual fund shares available for use in current operations and certificates of deposit with maturities of six months or less. All short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method.

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

Product warranty:

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. A summary of accrued warranties for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Balance at beginning of period	$9,746	$10,862
Charged to costs and expenses	884	1,217
Claims settled	(961)	(1,250)
Other	(177)	187

Balance at end of period	$9,492	$11,016

Recent accounting pronouncements:

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures About Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for the fiscal years and interim quarters beginning after November 15, 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See Note 8.

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

Inventories, net, consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$1,342	$621
Work in process	1,202	1,065
Finished goods	221,157	254,626

	$223,701	$256,312

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	March 31, 2009		December 31, 2008
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$898	$(561)	$898	$(534)

Intangible assets not subject to amortization:
Trademarks and trade names	$26,872		$26,872
Goodwill	12,659		12,659

	$39,531		$39,531

Amortization expense for intangible assets subject to amortization is estimated to be $109,000 per year in 2009 and 2010 and $73,000 per year in 2011 and 2012. These patents are anticipated to become fully amortized in 2012.

Other non-current assets totaled $10,965,000 and $6,129,000 at March 31, 2009 and December 31, 2008, respectively.

NOTE 4 - STOCK-BASED COMPENSATION

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 7,400,000 shares of the Company’s Common Stock, of which 505,533 shares were available for future grants under the Plan at March 31, 2009. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock Options

Options to purchase the Company’s common stock are granted at prices equal to or greater than the fair market value on the date of grant. Options granted prior to 2001 generally vested and became exercisable ratably over a period of five years from the date of grant and expire ten years from the date of grant. Options granted after 2000 and prior to 2009 generally vest and become exercisable over a period of four years (twenty-five percent on the first anniversary date following the date of grant and monthly thereafter) and expire ten years from the date of the grant, with the exception of most options granted in 2005. Most options granted in 2005 vested and became exercisable one year from the date of grant and expire ten years from the date of grant. Options granted after 2008 generally vest and become exercisable ratably over a period of four years and expire ten years from the date of the grant.

The Company estimates the fair value of stock options using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s estimated annual dividend yield. Assumptions are evaluated and revised as necessary to reflect changes in market conditions and the Company’s experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards.

The following table shows the weighted average assumptions for the three months ended March 31, 2009 and 2008:

	2009	2008
Expected term	4.34 years	4.33 years
Expected stock price volatility	29.64%	24.60%
Risk-free interest rate	1.54%	2.48%
Expected dividend yield	2.19%	1.56%
Estimated average fair value per option granted	$ 6.19	$ 8.36

The following table summarizes stock option activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	1,653,639	$45.10	6.73	$1,042
Granted	316,065	29.31
Cancelled	(89,429)	44.39
Exercised	(10,400)	15.83

Options outstanding at March 31, 2009	1,869,875	$42.63	6.82	$817

Options vested and expected to vest at March 31, 2009	1,788,354	$42.91	6.71	$760

Options exercisable at March 31, 2009	1,041,577	$45.32	5.05	$409

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. Total stock option compensation expense for the three months ended March 31, 2009 and 2008 was $609,000 and $1,100,000, respectively. At March 31, 2009 and 2008, unrecognized costs related to stock options totaled approximately $6,497,000 and $9,692,000, respectively, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at March 31, 2009 are expected to be recognized over a weighted average period of 3.02 years. The aggregate intrinsic value of stock options exercised was $149,000 and $76,000 for the three months ended March 31, 2009 and 2008, respectively. The total cash received as a result of stock option exercises for the three months ended March 31, 2009 and 2008 was $165,000 and $64,000, respectively. The realized tax benefit for the deduction from stock option transactions for the three months ended March 31, 2009 and 2008 was $55,000 and $14,000, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Restricted Stock Units

Service-based restricted stock units are granted at no cost to key employees and shares granted prior to 2009 generally vest over three years from the date of grant. Service-based restricted stock units granted after 2008 generally vest over a period of four years. Performance-based restricted stock units are granted at no cost to certain members of the Company’s senior executive team, excluding the Chairman and the President and Chief Executive Officer, and generally vest over a performance period of between two and one-half and three years with an additional required service period of one year. Restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance and/or Company performance. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. For the three months ended March 31, 2009 and 2008, the Company withheld 11,362 and 1,568 shares, respectively, to satisfy $307,000 and $66,000 of employees’ tax obligations, respectively. These shares withheld are not issued, but rather treated as common stock repurchases in the Company’s financial statements because they reduce the number of shares that would have been issued upon vesting.

The fair value of service-based and performance-based restricted stock units is discounted by the present value of the estimated future stream of dividends over the vesting period using the Black-Scholes model. The relevant assumptions used in the Black-Scholes model to compute the discount are the vesting period, dividend yield and closing price of the Company’s common stock on the date of grant.

The following table presents the weighted average assumptions for the three months ended March 31, 2009 and 2008:

	2009	2008
Vesting period	3.97 years	3.16 years
Expected dividend yield	2.21%	1.56%
Estimated average fair value per restricted stock unit granted	$ 26.63	$ 39.20

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 31, 2008	260,509	$46.32
Granted	115,587	26.63
Vested	(30,209)	59.96
Forfeited	(22,883)	41.44

Restricted stock units outstanding at March 31, 2009	323,004	$38.34

Restricted stock unit compensation expense for the three months ended March 31, 2009 and 2008 was $789,000 and $900,000, respectively. At March 31, 2009 and 2008, unrecognized costs related to restricted stock units totaled approximately $6,532,000 and $10,047,000, respectively, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at March 31, 2009 are expected to be recognized over a weighted average period of 2.38 years. The total grant date fair value of restricted stock units vested during the three months ended March 31, 2009 and 2008 was $1,811,000 and $200,000, respectively. The realized tax benefit for the deduction from restricted stock unit transactions for the three months ended March 31, 2009 and 2008 was $280,000 and $57,000, respectively.

1999 Employee Stock Purchase Plan

In 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty-five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended offerings under the ESPP indefinitely. As of March 31, 2009 a total of 275,556 shares of common stock had been issued under the ESPP.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5 - COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of foreign currency translation adjustments, unrealized gains and losses on derivative transactions and unrealized gains and losses on available-for-sale securities. A summary of comprehensive income, net of related tax effects, for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Net income	$6,898	$19,931
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities	260	—
Unrealized derivative holding gains arising during period	1,864	566
Reclassification to net income of previously deferred gains on derivative transactions	(1,652)	(793)
Foreign currency translation adjustments	(12,968)	10,862

Other comprehensive income (loss)	(12,496)	10,635

Comprehensive income (loss)	$(5,598)	$30,566

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized holding gains on derivative transactions	Unrealized holding gains on available- for-sale securities	Accumulated other comprehensive income
Balance at December 31, 2008	$30,550	$2,616	$—	$33,166
Activity for the three months ended March 31, 2009	(12,968)	212	260	(12,496)

Balance at March 31, 2009	$17,582	$2,828	$260	$20,670

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

A reconciliation of the shares of common stock used in the denominator for computing basic and diluted EPS for the three months ended March 31, 2009 and 2008 is as follows (in thousands, except per share amounts):

	2009	2008
Weighted average shares of common stock outstanding, used in computing basic earnings per share	33,873	35,359
Effect of dilutive stock options and restricted stock units	95	154

Weighted-average shares of common stock outstanding, used in computing diluted earnings per share	33,968	35,513

Earnings per share of common stock:
Basic	$0.20	$0.56
Diluted	0.20	0.56

Stock options and service-based restricted stock units representing 1,762,856 and 1,248,886 shares of common stock were outstanding for the three months ended March 31, 2009 and 2008, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be anti-dilutive. In addition, performance-based restricted stock units representing 41,625 and 7,670 shares for the three months ended March 31, 2009 and 2008, respectively, were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Since the inception of the Company’s stock repurchase plan in 2004 through March 31, 2009, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of March 31, 2009, the Company has repurchased 8,694,657 shares under this program at an aggregate purchase price of approximately $400,000,000. The Company did not repurchase any shares under this program for the three months ended March 31, 2009. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

NOTE 7 - SEGMENT INFORMATION

The Company operates in four geographic segments: (1) United States, (2) EMEA, (3) Latin America and Asia Pacific (“LAAP”), and (4) Canada, which are reflective of the Company’s internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, production, marketing and selling of active outdoor apparel, including sportswear, outerwear, footwear and related accessories and equipment.

The geographic distribution of the Company’s net sales, income (loss) before income tax, and identifiable assets are summarized in the following tables (in thousands). Inter-segment net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	Three Months Ended March 31,
	2009	2008
Net sales to unrelated entities:
United States	$156,278	$155,784
EMEA	49,808	65,657
LAAP	46,085	49,027
Canada	19,795	26,895

	$271,966	$297,363

Income (loss) before income tax:
United States	$(2,616)	$7,295
EMEA	4,648	9,078
LAAP	5,374	6,937
Canada	2,988	5,181
Interest and other income and eliminations	914	1,257

	$11,308	$29,748

	March 31, 2009	December 31, 2008
Assets:
United States	$821,587	$857,228
EMEA	226,920	246,072
LAAP	78,248	93,773
Canada	82,145	89,463

Total identifiable assets	1,208,900	1,286,536
Eliminations and reclassifications	(135,846)	(138,300)

Total assets	$1,073,054	$1,148,236

NOTE 8 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

In the normal course of business, the Company’s financial position and results of operations are routinely subject to a variety of risks, including market risk associated with interest rate movements on borrowings and investments and currency rate movements on non-functional currency denominated assets, liabilities and income. The Company regularly assesses these risks and has established policies and business practices that serve to mitigate these potential exposures. As part of the Company’s risk management programs, the Company may use a variety of financial instruments, including foreign currency option and forward contracts. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company’s foreign currency risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. Particular focus is put on cash flows resulting from anticipated inventory purchases and the related receivables and payables, including third party or intercompany transactions. The Company manages this risk primarily by using currency forward exchange contracts and options. Anticipated transactions that are hedged carry a high level of certainty and are expected to be recognized within one year. In addition, the Company may use cross-currency swaps to hedge foreign currency denominated payments related to intercompany loan agreements.

The Company hedges against the exchange rate risk associated with anticipated transactions denominated in non-functional currencies. The Company accounts for these instruments as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The effective change in fair value of these financial instruments is initially offset to accumulated other comprehensive income and any ineffective portion offset to current income. Amounts accumulated in other comprehensive income are subsequently reclassified to cost of sales when the underlying transaction is included in income. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts and options, the change in fair value attributable to changes in forward points and time value, respectively, are excluded from the determination of hedge effectiveness and included in current cost of sales. Hedge ineffectiveness was not material during the three months ended March 31, 2009 and 2008.

At March 31, 2009, the notional value of outstanding forward contracts designated as hedging anticipated inventory purchases was approximately $70,000,000. At March 31, 2009, deferred gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature.

The classification of effective hedge results in the Condensed Consolidated Statement of Operations is the same as that of the underlying exposure. Results of hedges of product costs are recorded in cost of sales when the underlying hedged transaction affects income. Unrealized derivative gains and losses, which are recorded in current assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Condensed Consolidated Statement of Cash Flows based on their respective balance sheet classifications.

The Company uses derivative instruments not formally designated and qualifying as hedges pursuant to SFAS No. 133 to hedge the exchange rate risk associated with the remeasurement of monetary assets and liabilities. The change in fair value of these instruments is recognized immediately in cost of sales. At March 31, 2009, the Company did not have any outstanding derivatives not formally designated as hedges.

The Company does not hold derivatives which include credit-related contingent features. In addition, the Company is not a party to any derivative master agreement which includes credit-related contingent provisions. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

The following table presents the balance sheet classification and fair value of derivative instruments designated as cash flow hedges as of March 31, 2009 (in thousands):

	Classification	Fair Value
Derivative instruments in asset positions:
Currency forward contracts	Accounts receivable	$3,092
Derivative instruments in liability positions:
Currency forward contracts	Accounts receivable	103

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the effect and classification of derivative instruments for the three months ended March 31, 2009 (in thousands):

	Statement Of Operations Classification	Gain (loss)
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income, net of tax	—	$1,864
Gain reclassified from accumulated other comprehensive income to income for the effective portion, net of tax	Cost of sales	1,652
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(117)
Derivative instruments not designated as cash flow hedges:
Gain recognized in income	Cost of sales	340

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Letters of credit outstanding for purchase orders for inventory were $7,345,000 and $8,338,000 at March 31, 2009 and December 31, 2008, respectively.

Product purchase obligations for open production purchase orders for sourced apparel, footwear, accessories and equipment, and materials used to manufacture apparel were $316,680,000 and $157,774,000 at March 31, 2009 and December 31, 2008, respectively.

Operating Leases

Future minimum operating lease payments, including rent escalation clauses, were $260,145,000 and $235,119,000 at March 31, 2009 and December 31, 2008, respectively. Future minimum payments do not include real estate taxes, insurance, common area maintenance and other costs for which the Company may be obligated.

There have not been any other material changes relating to the commitments and contingencies reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 10 - FAIR VALUE MEASURES

Certain assets and liabilities are reported at fair value on either a recurring or nonrecurring basis. Under SFAS No. 157, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 – observable inputs such as quoted prices in active markets;

Level 2 – inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 – unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 are as follows (in thousands):

	Total	Level 1 (1)	Level 2 (2)	Level 3
Assets:
Cash equivalents	$272,112	$272,112	$—	$—
Short-term investments	27,705	22,702	5,003	—
Derivative financial instruments	2,989	—	2,989	—

(1)	Level 1 assets include money market funds, certificates of deposit and mutual fund shares for which cost approximates fair value.
(2)

Level 2 assets include medium-term notes and derivative financial instruments which are valued based on significant observable inputs. See Note 8 for further discussion regarding derivative financial instruments.

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

Our Business

As one of the largest outdoor apparel and footwear companies in the world, we design, develop, market and distribute active outdoor apparel, footwear and related accessories and equipment under the Columbia, Mountain Hardwear, Sorel, Montrail, and Pacific Trail brands. Our brands are distributed through a mix of wholesale distribution channels, independent distributors, our own retail stores and licensees.

As a consumer products company, the popularity of outdoor activities and changing design trends affect the desirability of our products. Therefore, we seek to anticipate and respond to trends and shifts in consumer preferences by adjusting the mix of available product offerings, developing new products with innovative performance features and designs, and by creating persuasive and memorable marketing communications to drive consumer awareness and demand. Failure to respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.

Strategy and Outlook Update

Our business, like other branded consumer product companies, is heavily dependent upon discretionary consumer spending patterns. Our net sales volumes have been negatively affected by the volatility of the global economy and its impact on consumer purchasing behavior, and retailers’ behavior related to advance orders, order cancellations and seasonal reorders. The current macro-economic environment has caused tightening of credit for some of our wholesale customers, independent distributors and consumers and a significant slowing of retail sales. This has resulted in, and could continue to cause, a more cautious approach by many of our wholesale customers and independent distributors when placing advance orders for seasonal products and reducing, delaying delivery of, or cancelling advance orders placed in earlier periods. In addition, the effects of foreign currency exchange rates may amplify potential net sales declines if the U.S. dollar continues to strengthen compared to foreign currencies in our direct markets. We expect our retail revenues to partially offset some of this anticipated wholesale revenue decline.

We believe that we have appropriately factored our historical experiences, incremental sales from our new retail stores, and the estimated effect of changes in foreign currency exchange rates into our plans. However, unfavorable and unprecedented macro-economic conditions have increased the uncertainty of our planning and forecasts. In this challenging economic environment, we are also mindful of our reliance on the overall financial health of our wholesale customers and their ability to continue to access credit markets to fund their purchases and day-to-day operations.

Although we cannot predict future results with certainty and despite current global economic conditions, we are committed to our demand creation and direct-to-consumer initiatives to stimulate increased consumer demand and improve inventory management with minimal disruption to our wholesale distribution channels. Our direct-to-consumer initiatives include our retail expansion strategy and e-commerce platforms for the Columbia and Sorel brands in the United States. With our commitment to investment in these strategies, a well-developed sourcing and distribution infrastructure and a proven design and product development team, we believe that we are well positioned to establish sustainable platforms that will support long-term growth and profitability.

Overview

The following discussion of our results of operations and liquidity and capital resources, including known trends and uncertainties identified by management, should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this quarterly report.

All references to quarters relate to the quarter ended March 31 of the particular year. Highlights for the first quarter of 2009 are as follows:

•

Net sales decreased $25.4 million, or 9%, to $272.0 million from $297.4 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the first quarter of 2008 negatively affected the consolidated net sales comparison by approximately five percentage points. The decrease in net sales was primarily driven by our Columbia brand business with the largest decline in the EMEA region, followed by Canada and the LAAP region. Net sales in the United States remained essentially flat in 2009 compared to 2008. Net sales by geographical segment, product category and brand category are summarized in the following table.

	Three Months Ended March 31,
	2009	2008	% Change
	(In millions, except for percentage changes)
Geographical Net Sales to Unrelated Entities:
United States	$156.3	$155.8	—
EMEA	49.8	65.7	(24)%
LAAP	46.1	49.0	(6)%
Canada	19.8	26.9	(26)%

	$272.0	$297.4	(9)%
Categorical Net Sales to Unrelated Entities:
Sportswear	$138.2	$161.1	(14)%
Outerwear	76.8	69.6	10%
Footwear	40.0	51.3	(22)%
Accessories and Equipment	17.0	15.4	10%

	$272.0	$297.4	(9)%
Brand Net Sales to Unrelated Entities:
Columbia	$241.6	$267.2	(10)%
Mountain Hardwear	23.2	21.8	6%
Sorel	3.0	3.7	(19)%
Montrail	2.6	3.9	(33)%
Pacific Trail	1.6	0.8	100%

	$272.0	$297.4	(9)%

•

Gross profit decreased 330 basis points to 40.6% of net sales from 43.9% of net sales for the comparable period in 2008. This contraction was primarily due to an increased volume of fall 2008 close-out product sales at lower comparative margins resulting from higher than normal order cancellations and a more promotional retail environment.

•

Selling, general and administrative (“SG&A”) expense decreased $1.9 million, or 2%, to $102.0 million from $103.9 million for the comparable period in 2008. We expect full year 2009 SG&A expense, as a percentage of net sales, to increase compared to 2008 due primarily to anticipated lower 2009 net sales in our wholesale business in the United States and EMEA region as well as our international distributor business in the EMEA and LAAP regions compared to 2008 net sales, along with an increased fixed cost base resulting from our expanding retail business.

•	Net income was $6.9 million or $0.20 per diluted share, compared to $19.9 million or $0.56 per diluted share, for the comparable period in 2008.

•

Our backlog for the fall 2009 selling season as of March 31, 2009 decreased $106.4 million, or 15%, to $608.0 million from $714.4 million as of March 31, 2008. Changes in foreign currency exchange rates compared with 2008 contributed approximately four percentage points of decline to the fall 2009 backlog. The decrease in our fall backlog was the result of a decrease in Columbia brand orders led by the United States, followed by the EMEA region and Canada. By product category, the decline primarily reflected decreased orders for outerwear and sportswear. Although we cannot predict with certainty any future results, our reported backlog is one indicator of our anticipated net sales for the fall 2009 selling season. Many factors, however, could cause actual sales to differ materially from reported future order backlog, including the potential cancellation of orders by customers, changes in foreign currency exchange rates and the continued deterioration of macro-economic conditions. We expect that our own retail sales will partially offset some of the anticipated wholesale sales decline for the fall 2009 season. Moreover, our fall 2009 backlog should not be used in forecasting sales beyond the fall 2009 selling season.

Results of Operations

Net income decreased $13.0 million, or 65%, to $6.9 million for the first quarter of 2009 from $19.9 million for the comparable period in 2008. Diluted earnings per share was $0.20 for the first quarter of 2009 compared to $0.56 for the first quarter of 2008.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	59.4	56.1

Gross profit	40.6	43.9
Selling, general and administrative expense	37.5	34.9
Net licensing income	0.7	0.2

Income from operations	3.8	9.2
Interest income, net	0.3	0.8

Income before income tax	4.2	10.0
Income tax expense	(1.6)	(3.3)

Net income	2.5%	6.7%

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

Net Sales: Consolidated net sales decreased 9% to $272.0 million for the first quarter of 2009 from $297.4 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the first quarter of 2008 negatively affected the consolidated net sales comparison by approximately five percentage points.

The decrease in net sales was primarily driven by our Columbia brand business in the EMEA region, followed by Canada and the LAAP region. Net sales in the United States remained essentially flat for the first quarter of 2009 compared to the first quarter of 2008. By product category, the decrease in net sales was led by sportswear, followed by footwear, partially offset by increases in net sales of outerwear and accessories and equipment.

Sales by Geographic Region

Net sales in the United States increased $0.5 million, or less than 1%, to $156.3 million for the first quarter of 2009 from $155.8 million for the comparable period in 2008. The increase in net sales in the United States was led by outerwear, followed by accessories and equipment, partially offset by a decrease in net sales of sportswear and footwear. The net sales increase was primarily attributable to our expanded retail business for the Columbia brand, partially offset by decreased net sales in our wholesale business for the Columbia brand. The decrease in wholesale net sales in the United States was primarily the result of lower initial order volumes for the spring 2009 season that are partially attributable to the weak U.S. retail environment resulting from difficult macro-economic conditions.

Net sales in the EMEA region decreased $15.9 million, or 24%, to $49.8 million for the first quarter of 2009 from $65.7 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the first quarter of 2008 negatively affected the EMEA net sales comparison by approximately eight percentage points. The decrease in net sales in the EMEA region was led by sportswear, followed by footwear and outerwear. Net sales of accessories and equipment in the EMEA region remained essentially flat compared to the first quarter of 2008. The net sales decrease for the EMEA region was primarily due to a decrease in the EMEA direct business. The decrease in EMEA direct net sales was a result of lower initial order volumes reflecting difficult macro-economic conditions and continued product assortment and marketing challenges in that region. Net sales to EMEA distributors decreased slightly reflecting a shift in the timing of shipments. A higher percentage of spring 2009 shipments occurred in the fourth quarter of 2008, while a higher percentage of spring 2008 shipments occurred in the first quarter of 2008.

Net sales in the LAAP region decreased $2.9 million, or 6%, to $46.1 million for the first quarter of 2009 from $49.0 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the first quarter of 2008 negatively affected the LAAP net sales comparison by approximately four percentage points. The decrease in net sales in the LAAP region was led by sportswear and outerwear, partially offset by net sales increases in footwear and accessories and equipment. The net sales decrease in the LAAP region was driven by LAAP distributors, followed by our Korea business, partially offset by an increase in net sales in our Japan business. The net sales decrease for LAAP distributors primarily related to the timing of shipments as a higher proportion of spring 2009 shipments occurred in the fourth quarter of 2008 while a higher proportion of spring 2008 shipments occurred in the first quarter of 2008. The decrease in Korea net sales was due to unfavorable changes in foreign currency exchange rates compared to the first quarter of 2008 and offset a net sales increase in local currency. The increase in Japan net sales was primarily the result of continued expansion of the wholesale business and favorable changes in foreign exchange rates compared to the first quarter of 2008.

Net sales in Canada decreased $7.1 million, or 26%, to $19.8 million for the first quarter of 2009 from $26.9 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with 2008 negatively affected the Canada net sales comparison by approximately 18 percentage points. The decrease in net sales in Canada was led by sportswear, followed by footwear and outerwear, partially offset by increased net sales of accessories and equipment. The net sales decrease was primarily attributable to intentional reductions in some channels of distribution.

Sales by Product Category

Net sales of sportswear decreased $22.9 million, or 14%, to $138.2 million for the first quarter of 2009 from $161.1 million for the comparable period in 2008. The decrease in sportswear net sales was led by the EMEA region, followed by the United States, Canada and the LAAP region. The sportswear net sales decrease in the EMEA region was primarily attributed to the EMEA direct business. The sportswear net sales decrease in the United States was primarily attributed to the wholesale business for the Columbia brand, partially offset by increased net sales through our expanded retail business. We primarily attribute the decreases in EMEA direct and United States wholesale sportswear net sales to lower initial order volumes for the spring 2009 season resulting from difficult macro-economic conditions in those regions.

Net sales of outerwear increased $7.2 million, or 10%, to $76.8 million for the first quarter of 2009 from $69.6 million for the comparable period in 2008. The increase in outerwear net sales was led by the United States, partially offset by net sales decreases in the LAAP region, Canada and the EMEA region. The outerwear net sales increase in the United States was primarily attributable to a higher volume of fall 2008 close-out product sales compared to the same period in 2008.

Net sales of footwear decreased $11.3 million, or 22%, to $40.0 million for the first quarter of 2009 from $51.3 million for the comparable period in 2008. The decrease in footwear net sales was led by the EMEA region, followed by the United States and Canada, partially offset by an increase in net sales in the LAAP region. The decrease in net sales of footwear for the EMEA region was primarily attributable to the EMEA direct business as a result of lower initial order volumes due to continued product assortment and marketing challenges in that region, coupled with the continued deterioration of macro-economic conditions. The decrease in the United States wholesale net sales was primarily due to lower initial order volumes, partially offset by an increase in net sales in our expanded United States retail business.

Net sales of accessories and equipment increased $1.6 million, or 10%, to $17.0 million for the first quarter of 2009 from $15.4 million for the comparable period in 2008. The increase in accessories and equipment net sales was led by the United States, followed by the LAAP region and Canada. Net sales of accessories and equipment remained essentially flat in the EMEA region. The increase in accessories and equipment net sales in the United States was primarily attributable to increased net sales in our expanded retail business.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 40.6% for the first quarter of 2009 from 43.9% for the comparable period in 2008. Gross profit contraction was primarily due to an increased volume of fall 2008 close-out product sales at lower comparative margins resulting from higher than normal order cancellations and a more promotional retail environment.

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

SG&A expense decreased $1.9 million, or 2%, to $102.0 million for the first quarter of 2009 from $103.9 million for the comparable period in 2008. The decrease was driven by cost reduction initiatives that began after the first quarter of 2008 and affected the first quarter of 2009. The cost reduction initiatives included reductions in headcount, incentive compensation, benefits, and other discretionary costs as well as reductions to planned marketing spend for 2009. These cost reduction initiatives were partially offset by increased costs associated with our direct-to-consumer initiatives. As a percentage of net sales, SG&A expense increased to 37.5% of net sales for the first quarter of 2009 from 34.9% of net sales for the comparable period in 2008. The increase in SG&A expense as a percentage of sales was largely the result of reduced net sales in our wholesale business in the United States and EMEA region coupled with an increased fixed cost base resulting from our expanding retail business.

Selling expenses, including commissions and advertising, decreased $5.6 million, or 19%, to 8.6% of net sales for the first quarter of 2009 from 9.7% of net sales for the comparable period in 2008. We attribute the decrease in selling expenses as a percentage of net sales to a planned reduction in marketing investments and lower commission expense as certain sales territories in the United States and EMEA have moved in-house. Operating expenses for the in-house territories are included in general and administrative expenses.

General and administrative expenses increased $3.7 million, or 5%, to 28.9% of net sales for the first quarter of 2009 from 25.2% of net sales for the comparable period in 2008. The increase in general and administrative expenses as a percentage of net sales was primarily due to incremental operating costs in support of our direct-to-consumer initiatives in the United States and the movement of certain sales territories in-house. Depreciation and amortization included in SG&A expense totaled $8.0 million for the first quarter of 2009, compared to $7.5 million for the same period in 2008.

Net Licensing Income: We derive net licensing income from income that we earn through licensing our trademarks for apparel and footwear and across a range of categories that complement our current product offerings. Products distributed by our licensees for the first quarter of 2009 included apparel, footwear, socks, bicycles, insulated products including soft-sided coolers, leather accessories, camping gear, eyewear, watches, home furnishings, and other accessories.

Net licensing income increased $1.1 million to $1.9 million for the first quarter of 2009 from $0.8 million for the same period in 2008 and was primarily attributed to increased apparel and footwear licensing in the LAAP region.

Interest Income, Net: Net interest income was $0.9 million for the first quarter of 2009 compared to $2.3 million for the same period in 2008. The decrease in interest income was due to lower interest rates compared to the same period in 2008. Interest expense was nominal for the first quarter of 2009 and for the comparable period in 2008.

Income Tax Expense: The provision for income taxes decreased to $4.4 million for the first quarter of 2009 from $9.8 million for the comparable period in 2008 due to lower income, partially offset by a higher effective income tax rate in the first quarter of 2009 compared to the first quarter of 2008. Our effective income tax rate was 39.0% for the first quarter of 2009 compared to 33.0% for the same period in 2008. The increase in our effective tax rate was primarily due to the fact that we expect a higher percentage of 2009 income to be earned in the United States, which generally has a higher corporate income tax rate than in foreign jurisdictions. We anticipate that our annual effective tax rate will be lower than our first quarter rate. However, many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods.

Liquidity and Capital Resources

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At March 31, 2009, we had total cash and cash equivalents of $272.1 million compared to $230.6 million at December 31, 2008. In addition, we had short-term investments of $27.7 million at March 31, 2009 compared to $22.4 million at December 31, 2008.

Net cash provided by operating activities was $58.8 million for the three months ended March 31, 2009 compared to $60.9 million for the same period in 2008. The change was primarily due to lower net income and a larger decrease in accounts payable, partially offset by a larger decrease in accounts receivable, during the three months ended March 31, 2009 compared to the same period in 2008.

Net cash used in investing activities was $10.3 million for the three months ended March 31, 2009, compared to net cash provided by investing activities of $70.5 million for the comparable period in 2008. For the 2009 period, net cash used in investing activities primarily consisted of $10.3 million for capital expenditures, of which $5.2 million was incurred but not yet paid, and $5.2 million for purchases of short-term investments. For the 2008 period, net cash provided by investing activities primarily consisted of net sales of short-term investments of $80.0 million, partially offset by $14.2 million used for capital expenditures, of which $4.6 million was incurred but not yet paid.

Cash used in financing activities was $5.6 million for the three months ended March 31, 2009, compared to $45.8 million for the comparable period in 2008. For the 2009 period, net cash used in financing activities primarily consisted of a dividend payment of $5.4 million. For the 2008 period, net cash used in financing activities primarily consisted of the repurchase of common stock at an aggregate price of $40.3 million and a dividend payment of $5.6 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $50.0 million to $125.0 million, of which $25.0 million to $100.0 million is committed. At March 31, 2009, no balance was outstanding under these lines of credit and we were in compliance with covenants associated with these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $100.2 million at March 31, 2009, of which $3.3 million is designated as a European customs guarantee. At March 31, 2009, no balance was outstanding under these lines of credit.

We expect to fund our future capital expenditures with existing cash and cash provided by operations. If the need arises, we may need to seek additional financing. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.

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

Off-Balance Sheet Arrangements

We maintain unsecured and uncommitted import lines of credit with a combined limit of $125.0 million at March 31, 2009, available for issuing documentary letters of credit. At March 31, 2009, we had letters of credit outstanding in the amount of $7.3 million issued for purchase orders for inventory.

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

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. As the calendar year progresses, we periodically refine our estimate based on actual events and earnings by jurisdiction during the year. This ongoing estimation process can result in changes to our expected effective tax rate for the full calendar year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that our year-to-date provision equals our expected annual effective tax rate.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period using the straight-line attribution method. As allowed under SFAS No. 123R, we estimate stock-based compensation for stock options granted using the Black-Scholes option pricing model, which requires various highly subjective assumptions, including volatility and expected option life. Further, as required under SFAS No. 123R, we estimate forfeitures for stock-based awards granted, which are not expected to vest. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of SFAS No. 161 are effective for the fiscal years and interim quarters beginning after November 15, 2008. The adoption of this statement did not have a material effect on our consolidated financial position, results of operations or cash flows. See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In February 2009, the Canadian Border Services Agency (“CBSA”) commenced an anti-dumping investigation into certain waterproof shell footwear imported from China and Vietnam, including Columbia and Sorel footwear, to determine if that footwear was being sold at less than “fair value.” The investigation covers a majority of the footwear the Company sells in Canada. On April 28, 2009, the Canadian International Trade Tribunal (“CITT”), which is conducting a separate inquiry to determine whether these imported products should be subject to a dumping duty for causing injury to domestic footwear manufacturers, issued a preliminary determination that the dumping of waterproof shell footwear originating in or exported from China or Vietnam has caused injury. The Company is vigorously challenging both the imposition and level of any duties, as well as the contention that the imports harm domestic producers. The Company anticipates a preliminary determination regarding potential duties from the CBSA in late May 2009, and is preparing to challenge injury before the CITT for a final determination in August 2009. An adverse decision could result in significant duties on a majority of the footwear the Company sells in Canada after the date of the preliminary determination.

Item 1A.	RISK FACTORS

In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations may be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. These risk factors include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

We May be Adversely Affected by a Prolonged Economic Downturn or Economic Uncertainty

We are a consumer products company and are highly dependent on consumer discretionary spending patterns. As global economic conditions deteriorate or economic uncertainty increases, trends in consumer discretionary spending also become unpredictable and subject to reductions due to uncertainties about the future. Consumer demand for our products may not reach our sales targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and Europe. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Increased competition may result in reduced access to production capacity, reductions in display areas in retail locations, reductions in sales, or reductions in our profit margins, any of which may have a material adverse effect on our results of operations and financial condition.

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

We Face Risks Associated with Consumer Preferences and Fashion Trends

Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, changes in fashion trends may have a greater impact than in the past as we expand our offerings to include more product categories in more geographic areas. We also face risks because our business requires us to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk through early order commitments by retailers, we must generally place production orders with our independent manufacturers before we have received all of a season’s orders, and orders may be cancelled by customers before shipment. If we fail to anticipate and respond to consumer preferences, we may have lower sales, excess inventories and lower profit margins, any of which may have a material adverse effect on our results of operations and financial condition.

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

Our Success Depends on Our Distribution Facilities

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky; in Canada, we rely primarily on our distribution facilities in Strathroy, Ontario; and in Europe, we rely primarily on our distribution center in Cambrai, France.

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

Our Success Depends on Our Business Strategies

Our business strategies are to achieve sustainable, profitable growth by creating innovative products, elevating consumer perception of our brands, increasing consumer and retailer awareness and demand for our products, creating compelling retail environments, and building stronger emotional brand connections with consumers over time. We intend to pursue these strategies across extended product categories and in a growing number of geographic markets. We face many challenges in implementing our business strategies. For example, expansion of our direct-to-consumer business will require significant investments, yet, in the current macro-economic environment of increased economic uncertainty and declining consumer demand, may not have the desired effect of increasing demand for our products. Our ability to expand our global footwear business and European business may also be significantly limited as a result of global economic conditions and a general decline in global consumer demand. The success of our retail initiative depends on our ability to adapt our internal processes to facilitate direct-to-consumer sales, to effectively manage retail store inventory, to hire, retain and train personnel capable of managing a retail operation, to identify and negotiate favorable terms for retail locations, and to effectively manage construction, opening, and ongoing operations of stores globally. The failure to implement our business strategies may have a material adverse effect on our business.

Our business strategies and related increased expenditures could also cause our operating margin to decline if we are unable to offset our increased spending with increased sales or comparable reductions in other operating costs. If our sales decline or fail to grow as planned and we fail to sufficiently reduce our operating expenses, our profitability will decline. This could result in our decision to delay, reduce, modify or terminate our strategic business initiatives, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

To implement our business strategy, we must continue to modify various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Changes in our business may place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we may have operating difficulties as a result. For example, our new strategic initiatives, including the implementation of our retail store strategy, require significant management attention and corporate resources. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We Depend on Independent Manufacturers

Our products are produced by independent manufacturers worldwide. We do not operate or own any production facilities. Although we enter into purchase order commitments with these independent manufacturers each season, we generally do not maintain long-term manufacturing contracts with them. Because of these factors, independent manufacturers may fail to perform as expected or our competitors may obtain production or quota capacities that effectively limit or eliminate the availability of these resources to us. If an independent manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary production or quota capacities, we may miss delivery deadlines or incur additional costs, which may result in cancellation of orders, refusal to accept deliveries, a reduction in purchase prices, or increased costs, any of which may have a material adverse effect on our business.

Reliance on independent manufacturers also creates quality control risks. A failure in our quality control program may result in diminished product quality, which may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our results of operations and financial condition.

Finally, if an independent manufacturer violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, we may be subject to significant negative publicity, consumer demand for our products may decrease, and under some circumstances we may be subject to liability for the independent manufacturer’s practices, any of which may have a material adverse effect on our results of operations and financial condition.

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

Our Products Are Subject to Increasing Product Regulations and We Face Risks of Product Liability and Warranty Claims

Our products are subject to increasingly stringent and complex domestic and foreign product performance and safety standards, laws and other regulations. These requirements could result in greater expense associated with compliance efforts and failure to comply with these regulations could result in a delay, non-delivery or mandated destruction of inventory shipments during key seasons or in other financial penalties. Significant or continuing noncompliance with these standards and laws could harm our reputation and, as a result, could have an adverse effect on our results of operations and financial condition.

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

Insiders Control a Majority of Our Common Stock and May Sell Shares

Three shareholders, Timothy Boyle, Gertrude Boyle and Sarah Bany, beneficially own a majority of our common stock. As a result, if acting together, they can effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these three insiders are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933 and the Securities Exchange Act of 1934. The sale or the prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.

Item 6 – EXHIBITS

(a)	Exhibits

10.1	Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after February 24, 2009.

10.2	Columbia Sportswear Company 401(k) Excess Plan

10.3	Severance Agreement entered into as of April 3, 2009 by and between Mark J. Sandquist and Columbia Sportswear Company

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Vice President, Chief Financial Officer and Treasurer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: May 8, 2009	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Vice President, Chief Financial Officer and Treasurer