Form 10-Q
period 2009-06-30
COLUMBIA SPORTSWEAR CO
filed 2009-08-07
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes  ☐    No  ☒

The number of shares of Common Stock outstanding on July 24, 2009 was 33,914,179.

COLUMBIA SPORTSWEAR COMPANY

JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$315,266	$230,617
Short-term investments	2,394	22,433
Accounts receivable, net of allowance of $8,844 and $9,542, respectively	146,789	299,585
Inventories, net (Note 2)	293,407	256,312
Deferred income taxes	30,437	33,867
Prepaid expenses and other current assets	40,171	29,705

Total current assets	828,464	872,519

Property, plant and equipment, net of accumulated depreciation of $205,315 and $190,906, respectively	232,605	229,693
Intangibles and other non-current assets (Note 3)	38,131	33,365
Goodwill (Note 3)	12,659	12,659

Total assets	$1,111,859	$1,148,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$93,584	$104,354
Accrued liabilities	47,780	58,085
Income taxes payable	5,104	8,718
Deferred income taxes	1,970	1,969
Other current liabilities	63	63

Total current liabilities	148,501	173,189

Income taxes payable	20,567	20,412
Other long-term liabilities	12,012	10,545

Total liabilities	181,080	204,146

Commitments and contingencies (Note 9)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 33,912 and 33,865 issued and outstanding (Note 6)	3,838	1,481
Retained earnings	895,621	909,443
Accumulated other comprehensive income (Note 5)	31,320	33,166

Total shareholders’ equity	930,779	944,090

Total liabilities and shareholders’ equity	$1,111,859	$1,148,236

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$179,268	$213,147	$451,234	$510,510
Cost of sales	104,961	127,382	266,432	294,190

Gross profit	74,307	85,765	184,802	216,320
Selling, general, and administrative expenses	92,246	91,256	194,255	195,168
Net licensing income	2,053	1,161	3,961	2,004

Income (loss) from operations	(15,886)	(4,330)	(5,492)	23,156
Interest income, net	566	2,327	1,480	4,589

Income (loss) before income tax	(15,320)	(2,003)	(4,012)	27,745
Income tax benefit (expense)	5,442	233	1,032	(9,584)

Net income (loss)	$(9,878)	$(1,770)	$(2,980)	$18,161

Earnings (loss) per share:
Basic	$(0.29)	$(0.05)	$(0.09)	$0.52
Diluted	(0.29)	(0.05)	(0.09)	0.52

Cash dividends per share	$0.16	$0.16	$0.32	$0.32

Weighted average shares outstanding (Note 6):
Basic	33,904	34,817	33,888	35,084
Diluted	33,904	34,817	33,888	35,190

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(2,980)	$18,161
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,666	15,232
Loss on disposal of property, plant, and equipment	108	115
Deferred income taxes	(630)	(3,530)
Stock-based compensation	3,187	3,587
Excess tax benefit from employee stock plans	(15)	(14)
Changes in operating assets and liabilities:
Accounts receivable	152,235	130,455
Inventories	(37,960)	(5,936)
Prepaid expenses and other current assets	(10,296)	(14,721)
Intangibles and other assets	(876)	(36)
Accounts payable	(19,073)	(9,119)
Accrued liabilities	(10,551)	(6,653)
Income taxes payable	(3,048)	(1,097)
Other liabilities	1,483	5,020

Net cash provided by operating activities	88,250	131,464

Cash flows from investing activities:
Purchases of short-term investments	(5,163)	(52,337)
Sales of short-term investments	25,163	131,565
Capital expenditures	(14,465)	(23,898)
Proceeds from sale of property, plant, and equipment	8	27

Net cash provided by investing activities	5,543	55,357

Cash flows from financing activities:
Proceeds from notes payable	28,478	8,797
Repayments on notes payable	(28,478)	(8,797)
Proceeds from long-term debt	—	23
Repayment of long-term debt and other liabilities	(4)	(11)
Proceeds from issuance of common stock	262	2,675
Excess tax benefit from employee stock plans	15	14
Repurchase of common stock	(336)	(44,628)
Cash dividends paid	(10,842)	(11,172)

Net cash used in financing activities	(10,905)	(53,099)

Net effect of exchange rate changes on cash	1,761	(787)

Net increase in cash and cash equivalents	84,649	132,935
Cash and cash equivalents, beginning of period	230,617	191,950

Cash and cash equivalents, end of period	$315,266	$324,885

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$28	$25
Cash paid during the period for income taxes	11,309	12,890

Supplemental disclosures of non-cash investing activities:	4,612	4,471
Capital expenditures incurred but not yet paid

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management include all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. A significant part of the Company’s business is of a seasonal nature; therefore, the results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. Further, the Company has evaluated subsequent events through August 7, 2009, which was the date this Form 10-Q was filed with the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Concentration of credit risk:

Trade Receivables

At June 30, 2009, the Company had one customer that accounted for approximately 11.1% of consolidated accounts receivable. Accounts receivable from this customer are included in both the United States and Canada segments. At December 31, 2008, the Company had one customer in its Europe, Middle East and Africa (“EMEA”) segment and one customer in its Canadian segment that accounted for approximately 13.5% and 10.2% of consolidated accounts receivable, respectively. No single customer accounted for greater than or equal to 10% of consolidated net sales for the three or six months ended June 30, 2009 or 2008.

Cash and Investments

At June 30, 2009, approximately 80% of the Company’s cash and cash equivalents were concentrated in domestic and international money market mutual funds. Substantially all of the Company’s money market mutual funds were assigned a AAA or analogous rating from Standard & Poor’s (“S&P”), Moody’s Investor Services (“Moody’s”) or Fitch Ratings.

The U.S. Treasury Department is temporarily guaranteeing certain amounts held in money market mutual funds up to the balance held at September 19, 2008. To qualify for the guarantee, the fund must be regulated under Rule 2a-7 of the Investment Company Act of 1940 and the managing institution must continue participation in the guarantee program. On September 19, 2008, the Company had a total of approximately $50,000,000 of investments with two institutions qualifying for this guarantee program. At June 30, 2009, the eligible $50,000,000 remained invested and both institutions were actively participating in the guarantee program.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

All the Company’s remaining cash and cash equivalents and short-term investments were deposited with various institutions in the Company’s primary operating geographies. All institutions were rated investment grade by both S&P and Moody’s and most were rated AA- / Aa1 or better.

Derivatives

The Company uses derivative instruments primarily to hedge the exchange rate risk of anticipated transactions denominated in non-functional currencies. At June 30, 2009, no contract had a remaining maturity longer than one year. All the counterparties to these transactions had a S&P / Moody’s short-term credit rating of A-2 / P-2 or better. The net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $1,000,000 at June 30, 2009. The majority of the Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions. See Note 8 for further disclosures concerning derivatives.

Cash and cash equivalents:

Cash and cash equivalents are stated at cost, which approximates fair value, and include investments with maturities of three months or less at the date of acquisition. Cash and cash equivalents consisted of money market funds and bank deposits.

Short-term investments:

At June 30, 2009, short-term investments consisted of time deposits with maturities of six months or less. At December 31, 2008, short-term investments consisted of debt security mutual fund shares available for use in current operations and time deposits with maturities of six months or less. All short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method.

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

Product warranty:

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. A summary of accrued warranties for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$9,492	$11,016	$9,746	$10,862
Charged to costs and expenses	700	871	1,584	2,088
Claims settled	(736)	(928)	(1,698)	(2,178)
Other	230	(13)	54	174

Balance at end of period	$9,686	$10,946	$9,686	$10,946

Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, as amended. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 is effective for interim and annual financial periods ending after September 15, 2009. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial position, results of operations or cash flows.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See “Basis of presentation” under Note 1.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities. This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The provisions of SFAS No. 161 are effective for fiscal years and interim quarters beginning after November 15, 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See Note 8.

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

Inventories, net, consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$478	$621
Work in process	1,610	1,065
Finished goods	291,319	254,626

	$293,407	$256,312

NOTE 3 - GOODWILL, INTANGIBLES AND OTHER NON-CURRENT ASSETS

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$898	$(589)	$898	$(534)

Intangible assets not subject to amortization:
Trademarks and trade names	$26,872		$26,872
Goodwill	12,659		12,659

	$39,531		$39,531

Amortization expense for intangible assets subject to amortization is estimated to be $109,000 per year in 2009 and 2010 and $73,000 per year in 2011 and 2012. These patents are anticipated to become fully amortized in 2012.

Other non-current assets consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Deferred tax assets	$4,868	$723
Long-term deposits	5,267	4,483
Other	815	923

	$10,950	$6,129

NOTE 4 - STOCK-BASED COMPENSATION

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”), as amended, provides for issuance of up to 8,900,000 shares of the Company’s Common Stock, of which 2,027,735 shares were available for future grants under the Plan at June 30, 2009. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments.

Stock Options

Options to purchase the Company’s common stock are granted at prices equal to or greater than the fair market value on the date of grant. Options granted prior to 2001 generally vested and became exercisable ratably on a monthly basis over a period of five years from the date of grant and expire ten years from the date of grant. Options granted after 2000 and prior to 2009 generally vest and become exercisable over a period of four years (twenty-five percent on the first anniversary date following the date of grant and monthly thereafter) and expire ten years from the date of the grant, with the exception of most options granted in 2005. Most options granted in 2005 vested and became exercisable one year from the date of grant and expire ten years from the date of grant. Options granted in 2009 generally vest and become exercisable ratably on an annual basis over a period of four years and expire ten years from the date of the grant.

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

The following table shows the weighted average assumptions for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected term	6.67 years	6.12 years	4.72 years	4.43 years
Expected stock price volatility	29.01%	31.31%	29.54%	25.00%
Risk-free interest rate	2.67%	3.25%	1.72%	2.53%
Expected dividend yield	2.10%	1.54%	2.18%	1.56%
Estimated average fair value per option granted	$ 8.10	$ 12.89	$ 6.49	$ 8.63

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes stock option activity for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	1,653,639	$45.10	6.73	$1,042
Granted	377,121	29.51
Cancelled	(187,528)	45.03
Exercised	(13,500)	19.44

Options outstanding at June 30, 2009	1,829,732	$42.09	7.02	$1,026

Options vested and expected to vest at June 30, 2009	1,753,545	$42.37	6.93	$ 954

Options exercisable at June 30, 2009	1,008,865	$45.45	5.48	$ 445

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. Total stock option compensation expense for the six months ended June 30, 2009 and 2008 was $1,340,000 and $1,878,000, respectively. At June 30, 2009 and 2008, unrecognized costs related to stock options totaled approximately $6,263,000 and $8,281,000, respectively, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at June 30, 2009 are expected to be recognized over a weighted average period of 2.83 years. The aggregate intrinsic value of stock options exercised was $153,000 and $716,000 for the six months ended June 30, 2009 and 2008, respectively. The total cash received as a result of stock option exercises for the six months ended June 30, 2009 and 2008 was $262,000 and $2,675,000, respectively. The realized tax benefit for the deduction from stock option transactions for the six months ended June 30, 2009 and 2008 was $56,000 and $197,000, respectively.

Restricted Stock Units

Service-based restricted stock units are granted at no cost to key employees and shares granted prior to 2009 generally vest over three years from the date of grant. Service-based restricted stock units granted in 2009 generally vest over a period of four years. Performance-based restricted stock units are granted at no cost to certain members of the Company’s senior executive team, excluding the Chairman and the President and Chief Executive Officer, and generally vest over a performance period of between two and one-half and three years with an additional required service period of one year. Restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance and/or Company performance. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. For the six months ended June 30, 2009 and 2008, the Company withheld 12,254 and 1,617 shares, respectively, to satisfy $336,000 and $68,000 of employees’ tax obligations, respectively. These shares withheld are not issued, but rather treated as common stock repurchases in the Company’s financial statements because they reduce the number of shares that would have been issued upon vesting.

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

The following table presents the weighted average assumptions for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Vesting period	2.77 years	2.20 years	3.82 years	3.06 years
Expected dividend yield	2.10%	1.51%	2.20%	1.55%
Estimated average fair value per restricted stock unit granted	$ 28.80	$ 40.87	$ 26.91	$ 39.37

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 31, 2008	260,509	$46.32
Granted	132,904	26.91
Vested	(46,261)	55.81
Forfeited	(24,467)	41.50

Restricted stock units outstanding at June 30, 2009	322,685	$37.33

Restricted stock unit compensation expense for the six months ended June 30, 2009 and 2008 was $1,847,000 and $1,709,000, respectively. At June 30, 2009 and 2008, unrecognized costs related to restricted stock units totaled approximately $6,000,000 and $8,943,000, respectively, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at June 30, 2009 are expected to be recognized over a weighted average period of 2.24 years. The total grant date fair value of restricted stock units vested during the six months ended June 30, 2009 and 2008 was $2,582,000 and $530,000, respectively. The realized tax benefit for the deduction from restricted stock unit transactions for the six months ended June 30, 2009 and 2008 was $462,000 and $149,000, respectively.

1999 Employee Stock Purchase Plan

In 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty-five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended offerings under the ESPP indefinitely. As of June 30, 2009 a total of 275,556 shares of common stock had been issued under the ESPP.

NOTE 5 - COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of foreign currency translation adjustments, unrealized gains and losses on derivative transactions and unrealized gains and losses on available-for-sale securities. A summary of comprehensive income, net of related tax effects, for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(9,878)	$(1,770)	$(2,980)	$18,161
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities	(260)	—	—	—
Unrealized derivative holding gains (losses) arising during period	(3,642)	341	(1,778)	907
Reclassification to net income or loss of previously deferred (gains) losses on derivative transactions	(63)	748	(1,715)	(45)
Foreign currency translation adjustments	14,615	(2,475)	1,647	8,387

Other comprehensive income (loss)	10,650	(1,386)	(1,846)	9,249

Comprehensive income (loss)	$772	$(3,156)	$(4,826)	$27,410

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized holding gains (losses) on derivative transactions	Accumulated other comprehensive income (loss)
Balance at December 31, 2008	$30,550	$2,616	$33,166
Activity for the six months ended June 30, 2009	1,647	(3,493)	(1,846)

Balance at June 30, 2009	$32,197	$(877)	$31,320

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6 - EARNINGS PER SHARE

Earnings per Share (“EPS”), is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of shares of common stock outstanding. Diluted EPS includes the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted stock units determined using the treasury stock method.

A reconciliation of the shares of common stock used in the denominator for computing basic and diluted EPS for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average shares of common stock outstanding, used in computing basic earnings (loss) per share	33,904	34,817	33,888	35,084
Effect of dilutive stock options and restricted stock units	—	—	—	106

Weighted-average shares of common stock outstanding, used in computing diluted earnings (loss) per share	33,904	34,817	33,888	35,190

Earnings (loss) per share of common stock:
Basic	$(0.29)	$(0.05)	$(0.09)	$0.52
Diluted	(0.29)	(0.05)	(0.09)	0.52

Stock options and service-based restricted stock units representing 2,105,619 and 2,104,802 shares of common stock for the three months ended June 30, 2009 and 2008, respectively, and 2,086,379 and 1,383,555 shares of common stock for the six months ended June 30, 2009 and 2008, respectively, were outstanding but were excluded in the computation of diluted EPS because their effect would be anti-dilutive either due to a net loss in the period or as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 54,595 and 48,919 shares of common stock for the three months ended June 30, 2009 and 2008, respectively, and 54,595 and 42,883 shares of common stock for the six months ended June 30, 2009 and 2008, respectively, were outstanding but were excluded from the computation of diluted EPS either due to a net loss in the period or because these shares were subject to performance conditions that had not been met.

Since the inception of the Company’s stock repurchase plan in 2004 through June 30, 2009, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of June 30, 2009, the Company has repurchased 8,694,657 shares under this program at an aggregate purchase price of approximately $400,000,000. The Company did not repurchase any shares of common stock under this program for the three and six months ended June 30, 2009. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales to unrelated entities:
United States	$97,710	$95,581	$253,988	$251,365
EMEA	33,703	63,500	83,511	129,157
LAAP	39,975	40,077	86,060	89,104
Canada	7,880	13,989	27,675	40,884

	$179,268	$213,147	$451,234	$510,510

Income (loss) before income tax:
United States	$(13,796)	$(14,088)	$(16,412)	$(6,793)
EMEA	(4,713)	1,877	(65)	10,955
LAAP	5,181	5,933	10,555	12,870
Canada	(2,558)	1,264	430	6,445
Interest and other income and eliminations	566	3,011	1,480	4,268

	$(15,320)	$(2,003)	$(4,012)	$27,745

	June 30, 2009	December 31, 2008
Assets:
United States	$828,211	$857,228
EMEA	217,056	246,072
LAAP	82,010	93,773
Canada	88,837	89,463

Total identifiable assets	1,216,114	1,286,536
Eliminations and reclassifications	(104,255)	(138,300)

Total assets	$1,111,859	$1,148,236

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

The Company hedges against the exchange rate risk associated with anticipated transactions denominated in non-functional currencies and accounts for these instruments as cash flow hedges. The effective change in fair value of these financial instruments is initially offset to accumulated other comprehensive income and any ineffective portion offset to current income. Amounts accumulated in other comprehensive income are subsequently reclassified to cost of sales when the underlying transaction is included in income. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts and options, the change in fair value attributable to changes in forward points and time value, respectively, are excluded from the determination of hedge effectiveness and included in current cost of sales. Hedge ineffectiveness was not material during the three and six months ended June 30, 2009 and 2008. The Company did not discontinue any cash flow hedging relationships during the three and six months ended June 30, 2009 and 2008 because it remained probable that the forecasted transactions would occur by the end of the specified period.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

At June 30, 2009, the notional value of outstanding forward contracts designated as hedging anticipated inventory purchases was approximately $60,000,000. At June 30, 2009, deferred losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar and Japanese yen when outstanding derivative contracts mature.

The classification of effective hedge results in the Condensed Consolidated Statements of Operations is the same as that of the underlying exposure. Results of hedges of product costs are recorded in cost of sales when the underlying hedged transaction affects income. Unrealized derivative gains and losses, which are recorded in current assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Condensed Consolidated Statements of Cash Flows based on their respective balance sheet classifications.

The Company also uses derivative instruments not formally designated as hedges to manage the exchange rate risk associated with the functional currency remeasurement of monetary assets and liabilities. At June 30, 2009, the notional value of outstanding forward contracts not formally designated as hedges was approximately $10,000,000. The change in fair value of these instruments is recognized immediately in cost of sales.

The Company does not hold derivatives featuring credit-related contingent terms. In addition, the Company is not a party to any derivative master agreement featuring credit-related contingent terms. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions. See “Concentration of credit risk” under Note 1 for more information on credit risk related to financial instruments.

The following table presents the balance sheet classification and fair value of derivative instruments as of June 30, 2009 (in thousands):

	Classification	Fair Value
Derivative instruments designated as cash flow hedges(1):
Derivative instruments in asset positions: Currency forward contracts	Prepaid expenses and other current assets	$350
Derivative instruments in liability positions: Currency forward contracts	Accrued liabilities	1,642

(1)	Includes a $66,000 net asset position attributable to the component excluded from effectiveness testing.

	Classification	Fair Value
Derivative instruments not designated as hedges:
Derivative instruments in asset positions: Currency forward contracts	Prepaid expenses and other current assets	$153
Derivative instruments in liability positions: Currency forward contracts	Accrued liabilities	14

The following table presents the effect and classification of derivative instruments for the three and six months ended June 30, 2009 (in thousands):

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Statement Of Operations Classification	Gain (loss)	Statement Of Operations Classification	Gain (loss)
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income, net of tax	—	$(3,642)	—	$(1,778)
Gain reclassified from accumulated other comprehensive income to income for the effective portion, net of tax	Cost of sales	53	Cost of sales	1,705
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion(1)	Cost of sales	99	Cost of sales	(18)
Derivative instruments not designated as cash flow hedges:
Gain recognized in income	Cost of sales	62	Cost of sales	402

(1)	During the periods presented, the Company recognized an immaterial amount of ineffectiveness.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Letters of credit outstanding for purchase orders for inventory were $6,932,000 and $8,338,000 at June 30, 2009 and December 31, 2008, respectively.

Product purchase obligations for open production purchase orders for sourced apparel, footwear, accessories and equipment, and materials used to manufacture apparel were $244,825,000 and $157,774,000 at June 30, 2009 and December 31, 2008, respectively.

Operating Leases

Future minimum operating lease payments, including rent escalation clauses, were $273,690,000 and $235,119,000 at June 30, 2009 and December 31, 2008, respectively. Future minimum payments do not include real estate taxes, insurance, common area maintenance and other costs for which the Company may be obligated.

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

Level 1 –	observable inputs such as quoted prices in active markets;

Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 are as follows (in thousands):

	Total	Level 1 (1)	Level 2 (2)	Level 3
Assets:
Cash equivalents	$315,266	$315,266	$—	$—
Short-term investments	2,394	2,394	—	—
Derivative financial instruments	503	—	503	—
Liabilities:
Derivative financial instruments	1,656	—	1,656	—

(1)	Level 1 assets include money market funds, bank deposits and time deposits for which cost approximates fair value.
(2)	Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 8 for further discussion.

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

Strategy and Outlook Update

Our business, like other branded consumer product companies, is heavily dependent upon discretionary consumer spending patterns. Our net sales volumes have been negatively affected by the volatility of the global economy and its impact on consumer purchasing behavior, and retailers’ behavior related to advance orders, replenishment orders, order cancellations and seasonal reorders. The current macro-economic environment has caused tightening of credit for some of our wholesale customers, independent distributors and consumers and a significant slowing of retail sales. This has resulted in, and could continue to cause, some bankruptcies among our wholesale customers and, overall, a more cautious approach by many of our wholesale customers and independent distributors when placing advance orders for seasonal products and reducing, delaying delivery of, or cancelling advance orders placed in earlier periods. In addition, the effects of foreign currency exchange rates may amplify potential net sales declines if the U.S. dollar strengthens compared to local currencies in our direct markets, as we have experienced in some markets. We expect our Company-owned retail and e-commerce revenues to partially offset some of this anticipated wholesale and international distributor revenue decline. We plan to launch our e-commerce website in the United States for the Columbia brand during the third quarter of 2009 and for the Sorel brand during the fourth quarter of 2009.

We believe that we have appropriately factored our historical experiences, incremental sales from our new Company-owned retail stores and e-commerce platform, and the estimated effect of changes in foreign currency exchange rates into our outlook for fiscal year 2009. However, unfavorable and unprecedented macro-economic conditions have increased the uncertainty of our planning and forecasts. In this challenging economic environment, we are also mindful of our reliance on the overall financial health of our wholesale customers and their ability to continue to access credit markets to fund their inventory purchases and day-to-day operations.

Although we cannot predict future results with certainty and despite current global economic conditions, we are committed to our business strategies including demand creation and direct-to-consumer initiatives intended to stimulate consumer demand and improve inventory management with minimal disruption to our wholesale distribution channels. Our direct-to-consumer initiatives include our retail expansion strategy and e-commerce platforms for the Columbia and Sorel brands in the United States. With our commitment to investment in these strategies, a well-developed sourcing and distribution infrastructure and emphasis on innovative design and product development, we believe that we are well positioned to establish sustainable platforms that will support long-term growth and profitability.

Overview

The following discussion of our results of operations and liquidity and capital resources, including known trends and uncertainties identified by management, should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this quarterly report.

The second quarter is our smallest revenue quarter, historically accounting for approximately 15 percent of annual net sales. As a result, geographic, product category and brand net sales results often produce large percentage variances when compared with the prior year’s comparable period due to the small base of comparison and because of shifts in the timing of shipments to international distributors which may occur late in the second quarter or early in the third quarter.

All references to quarters relate to the quarter ended June 30 of the particular year. Highlights for the second quarter of 2009 are as follows:

•

Net sales decreased $33.9 million, or 16%, to $179.2 million from $213.1 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the second quarter of 2008 negatively affected the consolidated net sales comparison by approximately four percentage points. The decrease in net sales was primarily concentrated in our Columbia brand business with the largest decline in the EMEA region, followed by Canada and the LAAP region. Net sales in the United States increased in the quarter due to incremental sales through our expanded base of Company-owned retail stores which more than offset a decline in our wholesale business in comparison to the second quarter of 2008. Net sales by geographical segment, product category and brand category are summarized in the following table.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(In millions, except for percentage changes)			(In millions, except for percentage changes)
Geographical Net Sales to Unrelated Entities:
United States	$97.7	$95.6	2%	$254.0	$251.4	1%
EMEA	33.7	63.4	(47)%	83.5	129.1	(35)%
LAAP	39.9	40.1	—	86.0	89.1	(3)%
Canada	7.9	14.0	(44)%	27.7	40.9	(32)%

	$179.2	$213.1	(16)%	$451.2	$510.5	(12)%

Categorical Net Sales to Unrelated Entities:
Sportswear	$98.4	$115.5	(15)%	$236.6	$276.6	(14)%
Outerwear	35.1	41.8	(16)%	111.9	111.4	—
Footwear	33.4	42.5	(21)%	73.4	93.8	(22)%
Accessories and Equipment	12.3	13.3	(8)%	29.3	28.7	2%

	$179.2	$213.1	(16)%	$451.2	$510.5	(12)%

Brand Net Sales to Unrelated Entities:
Columbia	$162.0	$194.1	(17)%	$403.6	$461.3	(13)%
Mountain Hardwear	13.2	13.8	(4)%	36.4	35.6	2%
Sorel	1.6	2.4	(33)%	4.6	6.1	(25)%
Montrail	2.4	2.8	(14)%	5.0	6.7	(25)%
Pacific Trail	—	—	—	1.6	0.8	100%

	$179.2	$213.1	(16)%	$451.2	$510.5	(12)%

•

Gross profit increased 130 basis points to 41.5% of net sales from 40.2% of net sales for the comparable period in 2008. This increase was primarily due to the favorable effect of the regional sales mix as the relative proportion of lower margin net sales through our international distributor business decreased and the relative proportion of higher margin net sales through our expanded base of United States Company-owned retail stores increased.

•

Selling, general and administrative (“SG&A”) expense increased $0.9 million, or 1%, to $92.2 million from $91.3 million for the comparable period in 2008. We expect full year 2009 SG&A expense, as a percentage of net sales, to increase compared to 2008 due primarily to anticipated lower 2009 net sales in our wholesale and international distributor businesses compared to 2008, along with an increased fixed cost base resulting from our expanding direct-to-consumer initiatives.

•	Net loss was $9.9 million or $0.29 per diluted share, compared to a net loss of $1.8 million or $0.05 per diluted share, for the comparable period in 2008.

Results of Operations

Net loss increased $8.1 million to $9.9 million for the second quarter of 2009 from $1.8 million for the comparable period in 2008. Diluted loss per share was $0.29 for the second quarter of 2009 compared to $0.05 for the second quarter of 2008.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.5	59.8	59.0	57.6

Gross profit	41.5	40.2	41.0	42.4
Selling, general and administrative expense	51.5	42.8	43.0	38.2
Net licensing income	1.1	0.6	0.8	0.3

Income (loss) from operations	(8.9)	(2.0)	(1.2)	4.5
Interest income, net	0.4	1.1	0.3	0.9

Income (loss) before income tax	(8.5)	(0.9)	(0.9)	5.4
Income tax benefit (expense)	3.0	0.1	0.2	(1.8)

Net income (loss)	(5.5)%	(0.8)%	(0.7)%	3.6%

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

Net Sales: Consolidated net sales decreased 16% to $179.2 million for the second quarter of 2009 from $213.1 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the second quarter of 2008 negatively affected the consolidated net sales comparison by approximately four percentage points.

The decrease in net sales was primarily concentrated in our Columbia brand business in the EMEA region, followed by Canada and the LAAP region. Net sales in the United States increased in the second quarter of 2009 compared to the second quarter of 2008 as increased net sales through our expanded base of Company-owned retail stores more than offset a decrease in net sales in our wholesale business. By product category, the decrease in net sales was concentrated in sportswear, followed by footwear, outerwear and accessories and equipment.

Sales by Geographic Region

Net sales in the United States increased $2.1 million, or 2%, to $97.7 million for the second quarter of 2009 from $95.6 million for the comparable period in 2008. The increase in net sales in the United States was attributable to an increase in net sales of outerwear, partially offset by decreases in net sales of sportswear, accessories and equipment and footwear. The net sales increase was primarily attributable to increased net sales of Columbia-branded products through our expanded base of Company-owned retail stores with 16 more retail stores operating at June 30, 2009 than were operating at June 30, 2008. The increase in net sales of our retail business was partially offset by decreased net sales in our wholesale business. The decrease in wholesale net sales was primarily concentrated in Columbia-branded sportswear, which is typically the largest category in our spring season business. The decrease in wholesale net sales reflected lower initial order volumes, increased cancellation rates of advance orders, customer credit limitations and the bankruptcy of several wholesale customers.

Net sales in the EMEA region decreased $29.7 million, or 47%, to $33.7 million for the second quarter of 2009 from $63.4 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the second quarter of 2008 negatively affected the EMEA net sales comparison by approximately five percentage points. The decrease in net sales in the EMEA region was driven by outerwear, followed by sportswear, footwear and accessories and equipment. The net sales decrease for the EMEA region was driven by the EMEA distributors followed by our EMEA direct business. The net sales decrease for our EMEA distributor business reflected very difficult macro-economic conditions in the largest distributors’ regions, coupled with a shift in the timing of fall 2009 shipments into the third quarter of 2009 from the second quarter of 2009 as compared to the same periods in 2008. The decrease in net sales in our EMEA direct business was a result of lower initial order volumes reflecting difficult macro-economic conditions and continued product assortment and marketing challenges in that region.

Net sales in the LAAP region decreased $0.2 million, or less than 1%, to $39.9 million for the second quarter of 2009 from $40.1 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the second quarter of 2008 negatively affected the LAAP net sales comparison by approximately seven percentage points. The decrease in net sales in the LAAP region was driven by outerwear followed by sportswear, partially offset by net sales increases in accessories and equipment and footwear. The net sales decrease in the LAAP region was driven by LAAP distributors, followed by our Korea business, partially offset by an increase in net sales in our Japan business. The net sales decrease for LAAP distributors primarily reflected difficult macro-economic conditions in the distributors’ regions and the rescheduling of some shipments for southern hemisphere distributors from the second quarter of 2009 to the fourth quarter of 2009. This rescheduling better aligns with the selling seasons for southern hemisphere customers that lag our product seasons by six months. The decrease in Korea net sales was due to unfavorable changes in foreign currency exchange rates, compared to the second quarter of 2008, which offset a net sales increase in local currency. The increase in Japan net sales was primarily the result of continued expansion of our wholesale business and favorable changes in foreign exchange rates compared to the second quarter of 2008.

Net sales in Canada decreased $6.1 million, or 44%, to $7.9 million for the second quarter of 2009 from $14.0 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with 2008 negatively affected the Canada net sales comparison by approximately ten percentage points. The decrease in net sales in Canada was concentrated in sportswear while net sales of outerwear, footwear and accessories and equipment remained essentially flat compared to the second quarter of 2008. The net sales decrease was primarily attributable to lower initial order volumes from customers, which include planned reductions by us in some channels of distribution, as well as increased order cancellations and a shift in the timing of shipments of fall 2009 shipments from the second quarter of 2009 to the third quarter of 2009.

Sales by Product Category

Net sales of sportswear decreased $17.1 million, or 15%, to $98.4 million for the second quarter of 2009 from $115.5 million for the comparable period in 2008. The decrease in sportswear net sales was concentrated in the EMEA region, followed by Canada, the United States and the LAAP region. The sportswear net sales decrease in the EMEA region was concentrated in our EMEA direct business and, to a lesser degree, our EMEA distributor business. The sportswear net sales decrease in the United States was primarily attributable to decreased net sales of Columbia-branded products to our wholesale customers, partially offset by increased net sales through our expanded base of Company-owned retail stores. We primarily attribute the decreases in EMEA direct, Canada and United States wholesale sportswear net sales to lower initial order volumes for the spring 2009 season resulting from difficult macro-economic conditions in those regions. The decreased net sales of sportswear to EMEA distributors reflected difficult macro-economic conditions in the distributors’ regions coupled with a shift in the timing of fall 2009 shipments into the third quarter of 2009 from the second quarter of 2009 as compared to the same periods in 2008.

Net sales of outerwear decreased $6.7 million, or 16%, to $35.1 million for the second quarter of 2009 from $41.8 million for the comparable period in 2008. The decrease in outerwear net sales primarily consisted of decreased net sales in the EMEA region, followed by the LAAP region, partially offset by net sales increases in the United States and Canada. The outerwear net sales decreases in the EMEA and LAAP regions were primarily attributable to decreased net sales to distributors in these regions compared to the same period in 2008.

Net sales of footwear decreased $9.1 million, or 21%, to $33.4 million for the second quarter of 2009 from $42.5 million for the comparable period in 2008. The decrease in footwear net sales primarily consisted of decreased net sales in the EMEA region, followed by the United States and Canada, partially offset by an increase in net sales in the LAAP region. The decrease in net sales of footwear for the EMEA region was concentrated in our EMEA distributor business followed by our EMEA direct business. Net sales of footwear to EMEA distributors decreased reflecting very difficult macro-economic conditions in the largest distributors’ regions, coupled with a shift in the timing of fall 2009 shipments into the third quarter of 2009 from the second quarter of 2009 as compared to the same periods in 2008. The decrease in footwear net sales for our EMEA direct business resulted from lower initial order volumes due to difficult macro-economic conditions and continued product assortment and marketing challenges in the region.

Net sales of accessories and equipment decreased $1.0 million, or 8%, to $12.3 million for the second quarter of 2009 from $13.3 million for the comparable period in 2008. The decrease in accessories and equipment net sales was driven by the United States, followed by the EMEA region, partially offset by a net sales increase in the LAAP region. Net sales of accessories and equipment remained essentially flat in Canada. The decrease in accessories and equipment net sales in the United States was primarily attributable to decreased net sales in the Columbia brand wholesale business.

Gross Profit: Gross profit increased 130 basis points to 41.5% of net sales for the second quarter of 2009 from 40.2% of net sales for the comparable period in 2008. The increase was primarily due to the favorable effect of the regional sales mix as the relative proportion of lower margin net sales through our international distributor business decreased and the relative proportion of higher margin net sales through our expanded base of United States Company-owned retail stores increased.

Our gross profits may not be comparable to those of other companies in our industry because some include all of the costs related to their distribution network in cost of sales. We, like many others, include these expenses in SG&A.

Selling, General and Administrative Expense: SG&A expense includes all costs associated with our design, merchandising, marketing, distribution and corporate functions, including related depreciation and amortization.

SG&A expense increased $0.9 million, or 1%, to $92.2 million for the second quarter of 2009 from $91.3 million for the comparable period in 2008. As a percentage of net sales, SG&A expense increased to 51.5% for the second quarter of 2009 from 42.8% for the comparable period in 2008. The increase in SG&A expense as a percentage of net sales was largely the result of reduced net sales in our wholesale and distributor businesses coupled with an increased fixed cost base related to our expanding direct-to-consumer initiatives. This increase was partially offset by cost reduction initiatives that began after the first quarter of 2008 and positively affected the second quarter of 2009. The cost reduction initiatives included reductions in headcount, incentive compensation, benefits, and other discretionary costs.

Selling expenses, including commissions and advertising, decreased $3.3 million, or 18%, to 8.5% of net sales for the second quarter of 2009 from 8.7% of net sales for the comparable period in 2008. We attribute the decrease in selling expenses as a percentage of net sales to lower commission expense as certain sales territories in the United States and the EMEA region have moved in-house. Operating expenses for the in-house sales territories are included in general and administrative expenses.

General and administrative expenses increased $4.2 million, or 6%, to 43.0% of net sales for the second quarter of 2009 from 34.1% of net sales for the comparable period in 2008. The increase in general and administrative expenses as a percentage of net sales was primarily due to incremental operating costs in support of our direct-to-consumer initiatives, the movement of certain sales territories in-house and increased bad debt expense. Depreciation and amortization included in SG&A expense totaled $8.4 million for the second quarter of 2009, compared to $7.1 million for the same period in 2008.

Net Licensing Income: We license our trademarks across a range of categories that complement our current product offerings.

Net licensing income increased $0.9 million to $2.1 million for the second quarter of 2009 from $1.2 million for the same period in 2008 and was primarily attributed to increased apparel and footwear licensing in the LAAP region. Products distributed by our licensees for the second quarter of 2009 included apparel, footwear, socks, bicycles, insulated products including soft-sided coolers, leather accessories, camping gear, eyewear, watches, leather outerwear, and other accessories.

Interest Income, Net: Net interest income decreased $1.7 million to $0.6 million for the second quarter of 2009 from $2.3 million for the same period in 2008. The decrease in interest income was due to lower interest rates compared to the same period in 2008. Interest expense was nominal for the second quarter of 2009 and for the comparable period in 2008.

Income Tax Benefit: The net income tax benefit increased to $5.4 million for the second quarter of 2009 from $0.2 million for the comparable period in 2008 due to a higher loss before income taxes and a higher effective income tax rate in the second quarter of 2009 compared to the second quarter of 2008. Our effective income tax rate was 35.5% for the second quarter of 2009 compared to 11.6% for the same period in 2008. Our effective income tax rate increased primarily because our second quarter 2008 tax rate was abnormally low due to the impact that certain discrete quarterly tax expense items had on our small pre-tax loss position. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods. We anticipate that our full year income tax rate for 2009 will be lower than our second quarter 2009 tax rate.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net Sales: Consolidated net sales decreased 12% to $451.2 million for the six months ended June 30, 2009 from $510.5 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the six months ended June 30, 2008 negatively affected the consolidated net sales comparison by approximately four percentage points.

The decrease in net sales was primarily concentrated in the EMEA region, followed by Canada and the LAAP region, partially offset by a net sales increase in the United States. By product category, the net sales decrease was driven by sportswear, followed by footwear. Net sales of accessories and equipment and outerwear remained essentially flat compared to 2008.

Sales by Geographic Region

Net sales in the United States increased $2.6 million, or 1%, to $254.0 million from $251.4 million for the comparable period in 2008. The increase in net sales in the United States was led by outerwear, partially offset by decreases in net sales of sportswear, footwear and accessories and equipment. The net sales increase was due to increased net sales of Columbia-branded products through our expanded base of Company-owned retail stores with 16 more retail stores operating at June 30, 2009 than were operating at June 30, 2008. Our retail business net sales increase was partially offset by decreased net sales in our wholesale business. The decrease in wholesale net sales was primarily attributable to the Columbia brand and primarily concentrated in our sportswear category. The wholesale net sales decrease reflected lower initial order volumes, increased cancellation rates of advance orders, customer credit limitations and the bankruptcy of several wholesale customers.

Net sales in the EMEA region decreased $45.6 million, or 35%, to $83.5 million from $129.1 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the six months ended June 30, 2008 negatively affected the EMEA net sales comparison by approximately six percentage points. The decrease in net sales in the EMEA region was driven by sportswear, followed by footwear, outerwear and accessories and equipment. The decrease in net sales in the EMEA region was driven by our EMEA direct business followed by our EMEA distributor business. The decrease in EMEA direct net sales was a result of lower initial order volumes reflecting difficult macro-economic conditions and continued product assortment and marketing challenges in that region. The decreased net sales to EMEA distributors reflected very difficult macro-economic conditions in the largest distributors’ regions, coupled with a shift in the timing of shipments, as a higher proportion of spring 2009 shipments occurred in the fourth quarter of 2008 while a higher proportion of spring 2008 shipments occurred in the first quarter of 2008 and as fall 2009 shipments shift into the third quarter of 2009 from the second quarter of 2009 as compared to the same periods in 2008.

Net sales in the LAAP region decreased $3.1 million, or 3%, to $86.0 million from $89.1 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the six months ended June 30, 2008 negatively affected the LAAP net sales comparison by approximately five percentage points. The decrease in net sales in the LAAP region was driven by our LAAP distributor business, followed by our Korea business, partially offset by an increase in net sales in our Japan business. The decreased net sales to LAAP distributors reflect difficult macro-economic conditions in the distributors’ regions, the rescheduling of some shipments for southern hemisphere distributors from the second quarter of 2009 to the fourth quarter of 2009 and the timing of shipments as a higher proportion of spring 2009 shipments occurred in the fourth quarter of 2008 while a higher proportion of spring 2008 shipments occurred in the first quarter of 2008. The decrease in Korea net sales was due to unfavorable changes in foreign currency exchange rates compared to the six months ended June 30, 2008 that offset a net sales increase in local currency. Japan net sales increased across all product categories and was primarily attributable to the expansion of our Japan wholesale business.

Net sales in Canada decreased $13.2 million, or 32%, to $27.7 million from $40.9 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the six months ended June 30, 2008 negatively affected the Canada net sales comparison by approximately fifteen percentage points. The decrease in net sales in Canada was driven by sportswear, followed by footwear. Net sales of outerwear and accessories and equipment remained essentially flat compared to 2008. The net sales decrease was primarily attributable lower initial order volumes from customers, which include planned reductions by us in some channels of distribution, as well as increased order cancellations and a shift in the timing of shipments from the second quarter of 2009 to the third quarter of 2009.

Sales by Product Category

Net sales of sportswear decreased $40.0 million, or 14%, to $236.6 million from $276.6 million for the comparable period in 2008. The decrease in sportswear net sales was predominantly the result of decreased net sales in the EMEA region, followed by Canada, the United States and the LAAP region. The decrease in sportswear net sales in the EMEA region was driven by our EMEA direct business followed by our EMEA distributor business. We primarily attribute the decreases in EMEA direct, Canada and the United States wholesale sportswear net sales to lower initial order volumes for the spring 2009 season resulting from difficult macro-economic conditions in those regions. Net sales of sportswear to EMEA distributors decreased reflecting difficult macro-economic conditions in the distributors’ regions. The decrease in sportswear net sales in our United States wholesale business was partially offset by increased sportswear net sales in our expanded base of Company-owned retail stores.

Net sales of outerwear increased $0.5 million, or less than 1%, to $111.9 million from $111.4 million for the comparable period in 2008. The increase in outerwear net sales was led by the United States, partially offset by net sales decreases in the EMEA region, the LAAP region and Canada. The net sales increase in outerwear in the United States was led by our wholesale business followed by our expanded base of Company-owned retail stores. The outerwear net sales decrease in the EMEA region was driven by our EMEA distributor business followed by our EMEA direct business. The decrease in outerwear net sales in the LAAP region was driven by the LAAP distributor business followed by our Korea business, partially offset by an increase in outerwear net sales in our Japan business.

Net sales of footwear decreased $20.4 million, or 22%, to $73.4 million from $93.8 million for the comparable period in 2008. The decrease in footwear net sales was driven by the EMEA region, followed by the United States and Canada, partially offset by an increase in net sales in the LAAP region. The footwear net sales decrease in the EMEA region was driven by our EMEA direct business followed by our EMEA distributor business. The decrease in footwear net sales in our United States wholesale business was partially offset by an increase in footwear net sales in our expanded base of Company-owned retail stores.

Net sales of accessories and equipment increased $0.6 million, or 2%, to $29.3 million from $28.7 million for the comparable period in 2008. Accessories and equipment net sales growth was led by LAAP, followed by Canada, partially offset by net sales decreases in the EMEA region and the United States. Accessories and equipment net sales growth in the LAAP region was primarily attributable to net sales growth in Japan.

Gross Profit: Gross profit decreased 140 basis points to 41.0% for the six months ended June 30, 2009 from 42.4% for the comparable period in 2008. Gross margin contraction for the six months ended June 30, 2009 was primarily due to an increased volume of Fall 2008 close-out product sales at lower comparative margins resulting from higher than normal order cancellations and a more promotional retail environment, partially offset by increased contribution from our expanded base of United States Company-owned retail stores.

Selling, General and Administrative Expense: SG&A expense decreased $0.9 million, or 1%, to $194.3 million for the six months ended June 30, 2009 from $195.2 million for the comparable period in 2008. The decrease was driven by lower selling expenses coupled with cost reduction initiatives that began after the first quarter of 2008 and favorably affected the six months ended June 30, 2009. The cost reduction initiatives included reductions in headcount, incentive compensation, benefits, and other discretionary costs as well as reductions to planned marketing investments for 2009. These cost reduction initiatives were partially offset by increased costs associated with our direct-to-consumer initiatives. As a percentage of net sales, SG&A expense increased to 43.0% for the six months ended June 30, 2009 from 38.2% for the comparable period in 2008. The increase in SG&A expense as a percentage of sales was largely the result of reduced net sales in the EMEA region, United States wholesale and Canada, coupled with an increased fixed cost base related to our expanding retail business.

Selling expenses, including commissions and advertising, decreased $8.8 million, or 19%, to 8.5% of net sales for the six months ended June 30, 2009 from 9.3% of net sales for the comparable period in 2008. We attribute the decrease in selling expenses as a percentage of net sales to lower commission expense as certain sales territories in the United States and the EMEA region have moved in-house and to a planned reduction in marketing investments. Operating expenses for the in-house sales territories are included in general and administrative expenses.

General and administrative expenses increased $7.9 million, or 5%, to 34.5% of net sales for the six months ended June 30, 2009 from 34.5% of net sales for the comparable period in 2008. The increase in general and administrative expenses as a percentage of net sales was primarily due to incremental operating costs in support of our direct-to-consumer initiatives in the United States, the movement of certain sales territories in-house and increased bad debt expense. Depreciation and amortization included in SG&A expense totaled $16.3 million for the six months ended June 30, 2009 compared to $14.6 million for the same period in 2008.

Net Licensing Income: Net licensing income increased $2.0 million to $4.0 million for the six months ended June 30, 2009 from $2.0 million for the comparable period in 2008 and was primarily attributed to increased apparel and footwear licensing in the LAAP region. Products distributed by our licensees for the six months ended June 30, 2009 included apparel, footwear, socks, bicycles, insulated products including soft-sided coolers, leather accessories, camping gear, eyewear, watches, leather outerwear, and other accessories.

Interest Income, Net: Net interest income decreased $3.1 million to $1.5 million for the six months ended June 30, 2009 from $4.6 million for the same period in 2008. The decrease in interest income was primarily driven by lower interest rates compared to the same period in 2008. Interest expense was nominal for the six months ended June 30, 2009 and for the comparable period in 2008.

Income Tax Benefit (Expense): The provision for income taxes decreased to a net tax benefit of $1.0 million for the six months ended June 30, 2009 from $9.6 million of income tax expense for the comparable period in 2008. Our effective income tax rate was 25.7% for the six months ended June 30, 2009 compared to 34.5% for the same period in 2008. Our effective income tax rate decreased primarily because of the impact that discrete expense items that occurred during the three months ended June 30, 2009 had on our net loss position for the six months ended June 30, 2009.

Liquidity and Capital Resources

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At June 30, 2009, we had total cash and cash equivalents of $315.3 million compared to $230.6 million at December 31, 2008. In addition, we had short-term investments of $2.4 million at June 30, 2009 compared to $22.4 million at December 31, 2008.

Net cash provided by operating activities was $88.3 million for the six months ended June 30, 2009 compared to $131.5 million for the same period in 2008. The change was primarily due to lower net income, a larger increase in inventory and a larger decrease in accounts payable, partially offset by a larger decrease in accounts receivable, during the six months ended June 30, 2009 compared to the same period in 2008. The larger increase in inventory in 2009 compared to 2008 was primarily attributable to earlier receipt of Fall 2009 season product due to improved on-time delivery performance from our suppliers and, to a lesser degree, incremental inventory related to the Company’s expanded base of United States Company-owned retail stores.

Net cash provided by investing activities was $5.5 million for the six months ended June 30, 2009, compared to $55.4 million for the comparable period in 2008. For the 2009 period, net cash provided by investing activities primarily consisted of $20.0 million for net liquidations of short-term investments, partially offset by $19.1 million for capital expenditures, of which $4.6 million was incurred but not yet paid. For the 2008 period, net cash provided by investing activities primarily consisted of $79.2 million for net liquidations of short-term investments, partially offset by $28.4 million for capital expenditures, of which $4.5 million was incurred but not yet paid.

Cash used in financing activities was $10.9 million for the six months ended June 30, 2009, compared to $53.1 million for the comparable period in 2008. For the 2009 period, net cash used in financing activities primarily consisted of a dividend payment of $10.8 million. For the 2008 period, net cash used in financing activities primarily consisted of the repurchase of common stock at an aggregate price of $44.6 million and payment of dividends of $11.2 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $50.0 million to $125.0 million, of which $25.0 million to $100.0 million is committed. At June 30, 2009, no balance was outstanding under these lines of credit and we were in compliance with covenants associated with these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $101.0 million at June 30, 2009, of which $3.5 million is designated as a European customs guarantee. At June 30, 2009, no balance was outstanding under these lines of credit.

We expect to fund our future capital requirements with existing cash and cash provided by operations. If the need arises, we may need to seek additional financing. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.

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

Off-Balance Sheet Arrangements

We maintain unsecured and uncommitted import lines of credit with a combined limit of $125.0 million at June 30, 2009, available for issuing documentary letters of credit. At June 30, 2009, we had letters of credit outstanding in the amount of $6.9 million issued for purchase orders for inventory.

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

Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of the current macro-economic environment. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, and the continued popularity of outdoor activities as part of an active lifestyle in key markets. Our net sales volumes have been affected by the volatility of the global economy, its impact on customer financial health and consumer purchasing patterns and placement of advanced orders, order cancellations and seasonal reorders by retailers. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on our financial position, results of operations or cash flows.

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

In some countries outside of the United States where title passes upon receipt by the customer, predominantly our Western European wholesale business, precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based on historical and expected delivery times by geographic location. We periodically test the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to five days. To date, we have found these estimates to be materially accurate.

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

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates of the uncollectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and we make judgments about the creditworthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, credit insurance coverage, standby letters of credit, current economic trends, and changes in customer payment terms. Current credit and market conditions may slow our collection efforts as customers experience increased difficulty in accessing credit and paying their obligations, leading to higher than normal accounts receivable and increased bad debt expense. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated financial position, results of operations or cash flows. If the financial condition of our customers deteriorates and results in their inability to make payments, a larger allowance may be required. If we determine that a smaller or larger allowance is appropriate, we will record a credit or a charge to SG&A expense in the period in which we make such a determination.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, we recognize income tax expense for the amount of taxes payable or refundable for the current year and for the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and our uncertain tax positions. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position and results of operations.

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

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period using the straight-line attribution method. We estimate stock-based compensation for stock options granted using the Black-Scholes option pricing model, which requires various highly subjective assumptions, including volatility and expected option life. Further, we estimate forfeitures for stock-based awards granted, which are not expected to vest. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the accompanying notes to the condensed consolidated financial statements.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. – LEGAL PROCEEDINGS

In February 2009, the Canadian Border Services Agency (“CBSA”) commenced an anti-dumping investigation into certain waterproof shell footwear imported from China and Vietnam, including Columbia and Sorel footwear, to determine if that footwear was being sold at less than “normal values.” The investigation covers a majority of the footwear the Company sells in Canada. On April 28, 2009, the Canadian International Trade Tribunal (“CITT”), which is conducting a separate material injury inquiry to determine whether these imported products should be subject to a dumping duty for causing injury to domestic footwear manufacturers, issued a preliminary determination that there is a reasonable indication of injury caused by the dumping of waterproof shell footwear originating in or exported from China or Vietnam. The CBSA established provisional anti-dumping duties in May 2009. The Company intends to vigorously challenge both the imposition and level of any duties, as well as the contention that the imports harm domestic producers, in a CITT proceeding scheduled for the week of August 24, 2009. An adverse decision could result in the imposition of significant anti-dumping duties on a majority of the footwear the Company sells in Canada.

Item 1A. – RISK FACTORS

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

We May be Adversely Affected by a Prolonged Economic Downturn or Economic Uncertainty

We are a consumer products company and are highly dependent on consumer discretionary spending patterns. As global economic conditions continue to deteriorate or economic uncertainty increases, trends in consumer discretionary spending also become unpredictable and subject to reductions due to uncertainties about the future. Consumer demand for our products may not reach our sales targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and Europe. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition, results of operations or cash flows.

We May be Adversely Affected by Volatility in Global Production Costs

Our product costs are subject to substantial fluctuation based on labor markets, interest rates, global oil markets, production capacity at independent manufacturers, and general economic conditions. For example, volatility in global oil markets has resulted in fluctuating fuel and product prices and caused costs to produce our products through independent contractors to change. Because we price our products in advance and the external cost changes may be difficult to predict, we may not be able to timely adjust our pricing structure to remain competitive, which could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, since the majority of our products are manufactured outside of our principal sales markets, our products must be transported by third parties over large geographical distances and volatile fuel costs can result in quickly changing transportation costs.

We May be Adversely Affected by the Financial Health of our Customers

Slowing economies and consumer uncertainty regarding future economic prospects in our key markets are having an adverse effect on the financial health of our customers, some of whom have filed or may file for protection under bankruptcy laws, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers based on an assessment of the customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing pre-season orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation or reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant customers have had financial difficulties in the past and are currently experiencing tightened credit markets and declining sales and profitability on a comparable store basis, which in turn has an adverse effect on our business. We may reduce our level of business with customers experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial position, results of operations or cash flows.

We May be Adversely Affected by Global Credit Market Conditions

Economic downturns and economic uncertainty generally affect global credit markets. Our vendors, customers and other participants in our supply chain may require access to credit markets in order to do business. Credit market conditions may slow our collection efforts as customers find it more difficult to obtain necessary financing, leading to higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense. Credit conditions may impair our vendors’ ability to finance the purchase of raw materials or general working capital needs to support our production requirements, resulting in a delay or non-receipt of inventory shipments during key seasons.

Historically we have limited our reliance on debt to finance our working capital, capital expenditures and investing activity requirements. We expect to fund our future capital expenditures with existing cash, expected operating cash flows and credit facilities, but if the need arises to finance additional expenditures, we may need to seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.

Our Advance Purchases of Products May Result in Excess Inventories

To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place some orders for our products with manufacturers prior to receiving all of our customers’ orders and we maintain an inventory of various products that we anticipate will be in greater demand. In addition, customers are generally allowed to cancel orders prior to shipment with sufficient notice. During periods of weak economic conditions we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy and liquidation or contraction of certain customers’ operations. Particularly in light of current economic conditions, we may not be able to sell all of the products we have ordered from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through discount retail channels, which may have a material adverse effect on our brand image, our financial condition, results of operations or cash flows.

We May be Adversely Affected by Weather Conditions

Our business is adversely affected by unseasonable weather conditions. A significant portion of the sales of our sportswear, outerwear, footwear and accessories and equipment is dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring may have a material adverse effect on our results of operations and financial condition. For example, in spring 2008, unseasonably cool weather in the United States caused customers to delay, and in some cases reduce or cancel, orders for our sportswear and footwear, which had an adverse effect on our net sales and profitability. Inventory accumulation by our wholesale customers resulting from unseasonable weather in one season may negatively affect orders in future seasons, which may have a material adverse effect on our financial condition, results of operations or cash flows in future periods.

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

In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, anti-dumping penalties or other charges or restrictions, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Increased competition may result in reduced access to production capacity, reductions in display areas in retail locations, reductions in sales, or reductions in our profit margins, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.

We May be Adversely Affected by Retailer Consolidation

When our wholesale customers combine their operations through mergers, acquisitions, or other transactions, their consolidated order volume may decrease while their bargaining power and the competitive threat they pose by marketing products under their own private labels may increase. Some of our significant customers have consolidated their operations in the past, which in turn has had a negative effect on our business. As many retailers face increased financial pressure from significant decreases in consumer spending and continued economic uncertainty, we expect retailer consolidation to continue, which may have a material adverse effect on our financial condition, results of operations or cash flows.

We Face Risks Associated with Consumer Preferences and Fashion Trends

Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, changes in fashion trends may have a greater impact than in the past as we expand our offerings to include more product categories in more geographic areas. We also face risks because our business requires us to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk through early order commitments by retailers, we must generally place a significant portion of our seasonal production orders with our independent manufacturers before we have received all of a season’s orders, and orders may be cancelled by customers before shipment. If we fail to anticipate and respond to consumer preferences, we may have lower sales, excess inventories and lower profit margins, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.

Our Success Depends on Our Use of Proprietary Rights

Our registered and common law trademarks have significant value and are important to our ability to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. From time to time, we discover products that are counterfeit reproductions of our products or that otherwise infringe on our proprietary rights. Counterfeiting activities typically increase as brand recognition increases, especially in markets outside the United States. Increased instances of counterfeit manufacture and sales of these products may adversely affect our sales and our brand and result in a shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. In markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to successfully challenge use of those rights by other parties. We also license our proprietary rights to third parties. Failure to choose appropriate licensees and licensed product categories may dilute or harm our brand image. Actions or decisions in the management of our intellectual property portfolio may affect the strength of the brand, which may in turn have a material adverse effect on our financial condition, results of operations or cash flows.

Although we have not been materially inhibited from selling products in connection with trademark and trade dress disputes, as we extend our brand into new product categories and new product lines and expand the geographic scope of our marketing, we may become subject to litigation based on allegations of the infringement of intellectual property rights of third parties including third party trademark, copyright and patent rights. Future litigation also may be necessary to defend us against such claims or to enforce and protect our intellectual property rights. Any intellectual property litigation may be costly and may divert management’s attention from the operation of our business. Adverse determinations in any litigation may result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. This may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our distribution facilities in the United States and France are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations. For example, our existing distribution facilities will support our new e-commerce efforts. Failure to successfully implement this operation could disrupt shipments and may have a material adverse effect on our financial condition, results of operations or cash flows.

Our current distribution facilities are designed to handle significantly greater volumes of product shipments than our business is currently generating, especially our European distribution center in Cambrai, France. The fixed costs associated with owning, operating and maintaining these large, highly-automated distribution centers during a period of economic weakness and declining sales results in lower operating efficiencies and financial deleverage. This fixed cost structure may make it difficult for us to maintain profitability if sales volumes continue to decline for an extended period of time and this could have a material adverse effect on our financial condition, results of operations or cash flows.

Our distribution facilities may also be interrupted by disasters, such as earthquakes (which are known to occur in the Northwestern United States) or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that may be caused by significant disruptions in our distribution facilities.

Our Success Depends on Our Information Systems

Our business is increasingly reliant on information technology. Information systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication between employees, with our subsidiaries and liaison offices overseas, as well as with our customers and retail stores. We also rely on our information systems to allocate resources and forecast operating results. System failures, breach of confidential information, or service interruptions may occur as the result of a number of factors, including computer viruses, hacking or other unlawful activities by third parties, disasters, or our failure to properly protect, repair, maintain, or upgrade our systems. Any breach or interruption of critical business information systems may have a material adverse effect on our financial condition, results of operations or cash flows.

Our Success Depends on Our Business Strategies

Our business strategies are to achieve sustainable, profitable growth by creating innovative products, elevating consumer perception of our brands, increasing consumer and retailer awareness and demand for our products, creating compelling retail environments, and building stronger emotional brand connections with consumers over time. We intend to pursue these strategies across extended product categories and in a growing number of geographic markets. We face many challenges in implementing our business strategies. For example, expansion of our direct-to-consumer business will require significant investments, yet, in the current macro-economic environment of increased economic uncertainty and declining consumer demand, may not have the desired effect of increasing demand for our products. Our ability to expand our global footwear business and European business may also be significantly limited as a result of global economic conditions and a general decline in global consumer demand. The success of our retail and e-commerce initiatives depend on our ability to adapt our internal processes to facilitate direct-to-consumer sales, to effectively manage retail store and e-commerce inventory, to hire, retain and train personnel capable of managing retail and e-commerce operations, to identify and negotiate favorable terms for retail locations, effectively manage construction, opening, and ongoing operations of stores globally and to manage the operation of our e-commerce platform effectively. The failure to implement our business strategies may have a material adverse effect on our financial condition, results of operations or cash flows.

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

To implement our business strategy, we must continue to modify various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Changes in our business may place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we may have operating difficulties as a result. For example, our new strategic initiatives, including the implementation of our retail store and e-commerce strategies, require significant management attention and corporate resources. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.

We May be Adversely Affected by Currency Exchange Rate Fluctuations

Although the majority of our product purchases are denominated in U.S. dollars, the cost of these products may be affected by the relative changes in the value of the local currency of the manufacturer. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Because the primary currency of many of our subsidiaries is not the U.S. dollar, we are exposed to potential material gains or losses from the remeasurement of monetary transactions into the U.S. dollar. Currency exchange rate fluctuations may also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. As a result, currency fluctuations may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We Depend on Independent Manufacturers

Our products are produced by independent manufacturers worldwide. We do not operate or own any production facilities. Although we enter into purchase order commitments with these independent manufacturers each season, we generally do not maintain long-term manufacturing contracts with them. Because of these factors, independent manufacturers may fail to perform as expected or our competitors may obtain production or quota capacities that effectively limit or eliminate the availability of these resources to us. If an independent manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary production or quota capacities, we may miss delivery deadlines or incur additional costs, which may result in cancellation of orders, refusal to accept deliveries, a reduction in purchase prices, or increased costs, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.

Reliance on independent manufacturers also creates quality control risks. A failure in our quality control program may result in diminished product quality, which may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.

Finally, if an independent manufacturer violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, we may be subject to significant negative publicity, consumer demand for our products may decrease, and under some circumstances we may be subject to liability for the independent manufacturer’s practices, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.

We Depend on Key Suppliers

Some of the materials that we use may be available from only one source or a very limited number of sources. For example, some specialty fabrics are manufactured to our specification by one source or a few sources, and zippers are supplied by one manufacturer. From time to time, we have difficulty satisfying our raw material and finished goods requirements. Although we believe that we can identify and qualify additional manufacturers to produce these materials as necessary, there are no guarantees that additional manufacturers will be available. In addition, depending on the timing, any changes may result in increased costs or production delays, which may have a material adverse effect on our financial condition, results of operations or cash flows.

We Depend on Key Personnel

Our future success will depend in part on the continued service of key personnel, particularly Timothy Boyle, our President and Chief Executive Officer, and Gertrude Boyle, our Chairman and widely-recognized advertising icon. Our future success will also depend on our ability to attract and retain key managers, designers, sales people and others. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors in and around Portland, Oregon. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our Products Are Subject to Increasing Product Regulations and We Face Risks of Product Liability and Warranty Claims

Our products are subject to increasingly stringent and complex domestic and foreign product labeling and performance and safety standards, laws and other regulations. These requirements could result in greater expense associated with compliance efforts and failure to comply with these regulations could result in a delay, non-delivery or mandated destruction of inventory shipments during key seasons or in other financial penalties. Significant or continuing noncompliance with these standards and laws could harm our reputation and, as a result, could have a material adverse effect on our financial condition, results of operations or cash flows.

Our products are used in outdoor activities, sometimes in severe conditions. Product recalls or product liability claims in the future, resulting from the alleged failure of our products, could have a material adverse effect on our results of operations and financial condition. Some of our products carry warranties for defects in quality and workmanship. We maintain a warranty reserve for future warranty claims, but the actual costs of servicing future warranty claims may exceed the reserve, which may also have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Board of Directors has authorized the repurchase of up to $500,000,000 of the Company’s common stock. As of June 30, 2009, the Company had repurchased 8,694,657 shares under this program for an aggregate purchase price of approximately $400,000,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

The Company did not repurchase any equity securities during the three months ended June  30, 2009.

Item 4 – SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on May 21, 2009. The following matters were submitted to a vote of shareholders, with the results as follows:

1.	Election of nine directors to serve until the next annual meeting and until their respective successors are elected and qualified:

	For	Withheld
Gertrude Boyle	32,440,081	142,337
Timothy P. Boyle	32,402,998	179,419
Sarah A. Bany	32,440,478	141,939
Murrey R. Albers	31,846,141	736,276
Stephen E. Babson	31,772,374	810,043
Andy D. Bryant	32,458,578	123,839
Edward S. George	32,447,799	134,618
Walter T. Klenz	31,854,560	727,857
John W. Stanton	32,448,560	133,857

2.	Approval of the 1997 Stock Incentive Plan, as amended:

For	Against	Abstentions	Broker Non-Votes
27,172,340	4,052,633	8,332	1,349,112

3.	Re-approval of the Executive Incentive Compensation Plan:

For	Against	Abstentions	Broker Non-Votes
30,905,933	313,602	13,769	1,349,113

4.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2009:

For	Against	Abstentions	Broker Non-Votes
32,280,517	58,212	243,688	—

Item 6 – EXHIBITS

(a)	Exhibits

3.1	Amendment to Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002) (File No. 0-23939)

10.1	Columbia Sportswear Company 1997 Stock Incentive Plan, as amended

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Vice President, Chief Financial Officer and Treasurer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: August 7, 2009	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Vice President, Chief Financial Officer
and Treasurer