Form 10-Q
period 2009-09-30
COLUMBIA SPORTSWEAR CO
filed 2009-11-06
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of Common Stock outstanding on October 23, 2009 was 33,796,633.

COLUMBIA SPORTSWEAR COMPANY

September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$192,879	$230,617
Short-term investments	17,637	22,433
Accounts receivable, net of allowance of $10,272 and $9,542, respectively	319,548	299,585
Inventories, net (Note 2)	301,477	256,312
Deferred income taxes	31,434	33,867
Prepaid expenses and other current assets	31,483	29,705

Total current assets	894,458	872,519

Property, plant and equipment, net of accumulated depreciation of $216,652 and $190,906, respectively	237,550	229,693
Intangibles and other non-current assets (Note 3)	39,650	33,365
Goodwill (Note 3)	12,659	12,659

Total assets	$1,184,317	$1,148,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$79,397	$104,354
Accrued liabilities	73,701	58,085
Income taxes payable	9,974	8,718
Deferred income taxes	2,737	1,969
Other current liabilities	8	63

Total current liabilities	165,817	173,189

Income taxes payable	19,270	20,412
Deferred income taxes	4,451	—
Other long-term liabilities	14,095	10,545

Total liabilities	203,633	204,146

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 33,791 and 33,865 issued and outstanding (Note 6)	623	1,481
Retained earnings	936,944	909,443
Accumulated other comprehensive income (Note 5)	43,117	33,166

Total shareholders’ equity	980,684	944,090

Total liabilities and shareholders’ equity	$1,184,317	$1,148,236

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$434,473	$452,415	$885,707	$962,925
Cost of sales	245,874	250,362	512,306	544,552

Gross profit	188,599	202,053	373,401	418,373
Selling, general, and administrative expenses	124,184	120,824	318,439	315,992
Net licensing income	1,322	1,899	5,283	3,903

Income from operations	65,737	83,128	60,245	106,284
Interest income, net	319	1,801	1,799	6,390

Income before income tax	66,056	84,929	62,044	112,674
Income tax expense	(19,141)	(26,600)	(18,109)	(36,184)

Net income	$46,915	$58,329	$43,935	$76,490

Earnings per share:
Basic	$1.39	$1.70	$1.30	$2.19
Diluted	1.38	1.69	1.29	2.19

Cash dividends per share	$0.16	$0.16	$0.48	$0.48

Weighted average shares outstanding (Note 6):
Basic	33,850	34,411	33,875	34,856
Diluted	33,993	34,518	33,993	34,963

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$43,935	$76,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,901	23,298
Loss on disposal of property, plant, and equipment	156	210
Deferred income taxes	4,070	(3,220)
Stock-based compensation	4,899	4,902
Excess tax benefit from employee stock plans	(20)	(37)
Changes in operating assets and liabilities:
Accounts receivable	(15,070)	(70,355)
Inventories	(39,608)	(40,756)
Prepaid expenses and other current assets	(1,009)	(9,137)
Intangibles and other assets	(1,862)	50
Accounts payable	(37,532)	(12,969)
Accrued liabilities	11,969	13,353
Income taxes payable	813	17,181
Other liabilities	3,440	6,479

Net cash provided by operating activities	82	5,489

Cash flows from investing activities:
Purchases of short-term investments	(20,228)	(52,337)
Sales of short-term investments	25,163	131,565
Capital expenditures	(24,681)	(32,860)
Proceeds from sale of property, plant, and equipment	9	36

Net cash provided by (used in) investing activities	(19,737)	46,404

Cash flows from financing activities:
Proceeds from notes payable	51,768	20,791
Repayments on notes payable	(51,768)	(20,791)
Repayment of long-term debt and other liabilities	(4)	(17)
Proceeds from issuance of common stock	369	3,541
Excess tax benefit from employee stock plans	20	37
Repurchase of common stock	(5,481)	(79,623)
Cash dividends paid	(16,259)	(16,681)

Net cash used in financing activities	(21,355)	(92,743)

Net effect of exchange rate changes on cash	3,272	(8,145)

Net decrease in cash and cash equivalents	(37,738)	(48,995)
Cash and cash equivalents, beginning of period	230,617	191,950

Cash and cash equivalents, end of period	$192,879	$142,955

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$29	$31
Cash paid during the period for income taxes	13,037	22,058

Supplemental disclosures of non-cash investing activities:	$5,166	$7,539
Capital expenditures incurred but not yet paid

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management include all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. A significant part of the Company’s business is of a seasonal nature; therefore, the results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. Further, the Company has evaluated subsequent events through November 6, 2009, which was the date this Form 10-Q was filed with the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Concentration of credit risk:

Trade Receivables

No single customer accounted for greater than or equal to 10% of consolidated accounts receivable at September 30, 2009. At December 31, 2008, the Company had one customer in its Europe, Middle East and Africa (“EMEA”) segment and one customer in its Canadian segment that accounted for approximately 13.5% and 10.2% of consolidated accounts receivable, respectively. No single customer accounted for greater than or equal to 10% of consolidated net sales for the three or nine months ended September 30, 2009 or 2008.

Cash and Investments

At September 30, 2009, approximately 80% of the Company’s cash and cash equivalents were concentrated in domestic and international money market mutual funds. Substantially all of the Company’s money market mutual funds were assigned a AAA or analogous rating from Standard & Poor’s (“S&P”), Moody’s Investor Services (“Moody’s”) or Fitch Ratings.

All the Company’s remaining cash and cash equivalents and short-term investments were deposited with various institutions in the Company’s primary operating geographies. All institutions were rated investment grade by both S&P and Moody’s and most were rated AA- / Aa1 or better.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Derivatives

The Company uses derivative instruments primarily to hedge the exchange rate risk of anticipated transactions denominated in non-functional currencies. At September 30, 2009, no contract had a remaining maturity longer than one year. All the counterparties to these transactions had a S&P / Moody’s short-term credit rating of A-2 / P-2 or better. The net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $1,000,000 at September 30, 2009. The majority of the Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions. See Note 8 for further disclosures concerning derivatives.

Cash and cash equivalents:

Cash and cash equivalents are stated at cost, which approximates fair value, and include investments with maturities of three months or less at the date of acquisition. Cash and cash equivalents consisted of money market funds and bank deposits.

Investments:

At September 30, 2009 and December 31, 2008, short-term investments consisted of shares in a short-term bond fund available for use in current operations and time deposits with maturities of six months or less. All short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method.

At September 30, 2009, long-term investments consisted of mutual fund shares held to offset liabilities to participants in the Company’s deferred compensation plan. The investments are classified as long-term as the related deferred compensation liabilities are not expected to be paid within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported in operating expenses. These long-term investments are included in intangibles and other non-current assets and totaled $751,000 at September 30, 2009, including unrealized gains of $112,000. There were no long-term investments at December 31, 2008.

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

Product warranty:

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. A summary of accrued warranties for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$9,686	$10,946	$9,746	$10,862
Charged to costs and expenses	727	520	2,311	2,608
Claims settled	(576)	(557)	(2,296)	(2,735)
Other	219	(406)	295	(232)

Balance at end of period	$10,056	$10,503	$10,056	$10,503

Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, as amended, which was codified into Topic 105 Generally Accepted Accounting Standards in the Accounting Standards Codification (ASC). This standard establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. This standard is effective for interim and annual financial periods ending after September 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was codified into Topic 855 Subsequent Events in the ASC. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires disclosure of the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued. This standard is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See “Basis of presentation” above.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which was codified into Topic 815 Derivatives and Hedging in the ASC. This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The provisions of this standard are effective for fiscal years and interim quarters beginning after November 15, 2008. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See Note 8.

NOTE 2 - INVENTORIES, NET

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories, net, consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$649	$621
Work in process	24	1,065
Finished goods	300,804	254,626

	$301,477	$256,312

NOTE 3 - GOODWILL, INTANGIBLES AND OTHER NON-CURRENT ASSETS

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$898	$(616)	$898	$(534)

Intangible assets not subject to amortization:
Trademarks and trade names	$26,872		$26,872
Goodwill	12,659		12,659

	$39,531		$39,531

Amortization expense for intangible assets subject to amortization is estimated to be $109,000 per year in 2009 and 2010 and $73,000 per year in 2011 and 2012. These patents are anticipated to become fully amortized in 2012.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other non-current assets consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Deferred tax assets	$5,029	$723
Long-term deposits	5,921	4,483
Other	1,546	923

	$12,496	$6,129

NOTE 4 - STOCK-BASED COMPENSATION

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”), as amended, provides for issuance of up to 8,900,000 shares of the Company’s Common Stock, of which 2,051,040 shares were available for future grants under the Plan at September 30, 2009. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments.

Stock Options

Options to purchase the Company’s common stock are granted at prices equal to or greater than the fair market value on the date of grant. Options granted prior to 2001 generally vested and became exercisable ratably on a monthly basis over a period of five years from the date of grant and expire ten years from the date of grant. Options granted after 2000 and before 2009 generally vest and become exercisable over a period of four years (twenty-five percent on the first anniversary date following the date of grant and monthly thereafter) and expire ten years from the date of the grant, with the exception of most options granted in 2005. Most options granted in 2005 vested and became exercisable one year from the date of grant and expire ten years from the date of grant. Options granted in 2009 generally vest and become exercisable ratably on an annual basis over a period of four years and expire ten years from the date of the grant.

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

The following table shows the weighted average assumptions for stock options granted during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected term	4.38 years	4.33 years	4.72 years	4.43 years
Expected stock price volatility	28.98%	25.81%	29.54%	25.03%
Risk-free interest rate	1.88%	3.01%	1.72%	2.54%
Expected dividend yield	1.55%	1.86%	2.18%	1.57%
Estimated average fair value per option granted	$9.38	$8.02	$6.51	$8.61

The following table summarizes stock option activity for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	1,653,639	$45.10	6.73	$1,042
Granted	378,672	29.55
Cancelled	(201,246)	45.11
Exercised	(17,200)	21.44

Options outstanding at September 30, 2009	1,813,865	$42.08	6.59	$6,283

Options vested and expected to vest at September 30, 2009	1,749,459	$42.34	6.51	$5,824

Options exercisable at September 30, 2009	1,049,633	$45.48	5.21	$1,888

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. Total stock option compensation expense for the nine months ended September 30, 2009 and 2008 was $2,165,000 and $2,621,000, respectively. At September 30, 2009 and 2008, unrecognized costs related to stock options totaled approximately $5,423,000 and $7,439,000, respectively, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at September 30, 2009 are expected to be recognized over a weighted average period of 2.62 years. The aggregate intrinsic value of stock options exercised was $193,000 and $917,000 for the nine months ended September 30, 2009 and 2008, respectively. The total cash received as a result of stock option exercises for the nine months ended September 30, 2009 and 2008 was $369,000 and $3,541,000, respectively. The realized tax benefit for the deduction from stock option transactions for the nine months ended September 30, 2009 and 2008 was $69,000 and $270,000, respectively.

Restricted Stock Units

Service-based restricted stock units are granted at no cost to key employees and shares granted prior to 2009 generally vest over three years from the date of grant. Service-based restricted stock units granted in 2009 generally vest over a period of four years. Performance-based restricted stock units are granted at no cost to certain members of the Company’s senior executive team, excluding the Chairman and the President and Chief Executive Officer, and generally vest over a performance period of between two and one-half and three years with an additional required service period of one year. Restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance and/or Company performance. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. For the nine months ended September 30, 2009 and 2008, the Company withheld 19,043 and 5,781 shares, respectively, to satisfy $595,000 and $237,000 of employees’ tax obligations, respectively. These shares withheld are not issued, but rather treated as common stock repurchases in the Company’s financial statements because they reduce the number of shares that would have been issued upon vesting.

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

The following table presents the weighted average assumptions for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Vesting period	4.00 years	3.00 years	3.82 years	3.06 years
Expected dividend yield	1.60%	1.83%	2.19%	1.56%
Estimated average fair value per restricted stock unit granted	$37.52	$36.03	$27.00	$39.30

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 31, 2008	260,509	$46.32
Granted	133,983	27.00
Vested	(63,887)	53.72
Forfeited	(29,895)	41.67

Restricted stock units outstanding at September 30, 2009	300,710	$36.60

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Restricted stock unit compensation expense for the nine months ended September 30, 2009 and 2008 was $2,734,000 and $2,281,000 respectively. At September 30, 2009 and 2008, unrecognized costs related to restricted stock units totaled approximately $5,070,000 and $6,839,000, respectively, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at September 30, 2009 are expected to be recognized over a weighted average period of 2.13 years. The total grant date fair value of restricted stock units vested during the nine months ended September 30, 2009 and 2008 was $3,432,000 and $1,048,000, respectively. The realized tax benefit for the deduction from restricted stock unit transactions for the nine months ended September 30, 2009 and 2008 was $708,000 and $304,000, respectively.

1999 Employee Stock Purchase Plan

In 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty-five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended offerings under the ESPP indefinitely. As of September 30, 2009 a total of 275,556 shares of common stock had been issued under the ESPP.

NOTE 5 - COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of foreign currency translation adjustments, unrealized holding gains and losses on certain derivative transactions and unrealized gains on available-for-sale securities. A summary of comprehensive income, net of related tax effects, for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$46,915	$58,329	$43,935	$76,490
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities	39	—	39	—
Unrealized derivative holding gains (losses) arising during period	(1,926)	3,139	(3,703)	4,046
Reclassification to net income of previously deferred (gains) losses on derivative transactions	405	15	(1,311)	(30)
Foreign currency translation adjustments	13,279	(24,868)	14,926	(16,481)

Other comprehensive income (loss)	11,797	$(21,714)	9,951	$(12,465)

Comprehensive income	$58,712	$36,615	$53,886	$64,025

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized holding gains (losses) on derivative transactions	Unrealized holding gains on available- for-sale securities	Accumulated other comprehensive income
Balance at December 31, 2008	$30,550	$2,616	$—	$33,166
Activity for the nine months ended September 30, 2009	14,926	(5,014)	39	9,951

Balance at September 30, 2009	$45,476	$(2,398)	$39	$43,117

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

A reconciliation of the shares of common stock used in the denominator for computing basic and diluted EPS for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average shares of common stock outstanding, used in computing basic earnings per share	33,850	34,411	33,875	34,856
Effect of dilutive stock options and restricted stock units	143	107	118	107

Weighted-average shares of common stock outstanding, used in computing diluted earnings per share	33,993	34,518	33,993	34,963

Earnings per share of common stock:
Basic	$1.39	$1.70	$1.30	$2.19
Diluted	1.38	1.69	1.29	2.19

Stock options and service-based restricted stock units representing 1,390,965 and 1,457,729 shares of common stock for the three months ended September 30, 2009 and 2008, respectively, and 1,641,559 and 1,409,608 shares of common stock for the nine months ended September 30, 2009 and 2008, respectively, were outstanding but were excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 44,908 and 41,214 shares of common stock for the three months ended September 30, 2009 and 2008, respectively, and 43,751 and 41,996 shares of common stock for the nine months ended September 30, 2009 and 2008, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

Since the inception of the Company’s stock repurchase plan in 2004 through September 30, 2009, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of September 30, 2009, the Company has repurchased 8,830,457 shares under this program at an aggregate purchase price of approximately $404,833,000. During the nine months ended September 30, 2009, the Company repurchased an aggregate of $4,833,000 under the stock repurchase plan, of which $175,000 was recorded as a reduction to total retained earnings; otherwise, the aggregate purchase price would have resulted in a negative common stock carrying amount. During the nine months ended September 30, 2008, the Company repurchased an aggregate of $79,386,000 under the stock repurchase plan, of which $54,988,000 was recorded as a reduction to total retained earnings. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales to unrelated entities:
United States	$267,435	$271,334	$521,423	$522,699
EMEA	67,722	78,155	151,233	207,312
LAAP	44,222	46,125	130,282	135,229
Canada	55,094	56,801	82,769	97,685

	$434,473	$452,415	$885,707	$962,925

Income before income tax:
United States	$46,082	$51,973	$29,670	$45,180
EMEA	6,998	11,888	6,933	22,843
LAAP	4,598	4,884	15,153	17,754
Canada	8,059	14,204	8,489	20,649
Interest and other income and eliminations	319	1,980	1,799	6,248

	$66,056	$84,929	$62,044	$112,674

	September 30, 2009	December 31, 2008
Assets:
United States	$870,848	$857,228
EMEA	234,386	246,072
LAAP	94,726	93,773
Canada	103,150	89,463

Total identifiable assets	1,303,110	1,286,536
Eliminations and reclassifications	(118,793)	(138,300)

Total assets	$1,184,317	$1,148,236

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

The Company hedges against the exchange rate risk associated with anticipated transactions denominated in non-functional currencies and accounts for these instruments as cash flow hedges. The effective change in fair value of these financial instruments is initially offset to accumulated other comprehensive income and any ineffective portion offset to current income. Amounts accumulated in other comprehensive income are subsequently reclassified to cost of sales when the underlying transaction is included in income. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts and options, the change in fair value attributable to changes in forward points and time value, respectively, are excluded from the determination of hedge effectiveness and included in current cost of sales. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2009 and 2008. The Company did not discontinue any cash flow hedging relationships during the three and nine months ended September 30, 2009 and 2008 because it remained probable that the forecasted transactions would occur by the end of the specified period.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

At September 30, 2009, the notional value of outstanding forward contracts designated as hedging anticipated inventory purchases was approximately $67,500,000. At September 30, 2009, deferred losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar and Japanese yen when outstanding derivative contracts mature.

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

The Company also uses derivative instruments not formally designated as hedges to manage the exchange rate risk associated with the functional currency remeasurement of monetary assets and liabilities. At September 30, 2009, the notional value of outstanding forward contracts not formally designated as hedges was approximately $43,000,000. The change in fair value of these instruments is recognized immediately in cost of sales.

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

The following table presents the balance sheet classification and fair value of derivative instruments as of September 30, 2009 (in thousands):

	Classification	Fair Value
Derivative instruments designated as cash flow hedges(1):
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$25
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	2,511

(1)	Includes a $94,000 net asset position attributable to the component excluded from effectiveness testing.

	Classification	Fair Value
Derivative instruments not designated as hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$300
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	308

The following table presents the effect and classification of derivative instruments for the three and nine months ended September 30, 2009 (in thousands):

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Statement Of Operations Classification	Gain (loss)	Statement Of Operations Classification	Gain (loss)
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive income, net of tax	—	$(1,926)	—	$(3,703)
Gain (loss) reclassified from accumulated other comprehensive income to income for the effective portion, net of tax	Cost of sales	(456)	Cost of sales	1,249
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion(1)	Cost of sales	42	Cost of sales	24
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	Cost of sales	(564)	Cost of sales	(162)

(1)	During the periods presented, the Company recognized an immaterial amount of ineffectiveness.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Arrangements

Letters of credit outstanding for purchase orders for inventory were $4,046,000 and $8,338,000 at September 30, 2009 and December 31, 2008, respectively.

Product purchase obligations for open production purchase orders for sourced apparel, footwear, accessories and equipment, and materials used to manufacture apparel were $227,387,000 and $157,774,000 at September 30, 2009 and December 31, 2008, respectively.

Operating Leases

Future minimum operating lease payments, including rent escalation clauses, were $251,402,000 and $235,119,000 at September 30, 2009 and December 31, 2008, respectively. Future minimum payments do not include real estate taxes, insurance, common area maintenance and other costs for which the Company may be obligated.

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

Level 1 –	observable inputs such as quoted prices in active markets;
Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and
Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 are as follows (in thousands):

	Total	Level 1 (1)	Level 2 (2)	Level 3
Assets:
Cash equivalents	$192,879	$192,879	$—	$—
Short-term investments	17,637	17,637	—	—
Long-term investments	751	751	—	—
Derivative financial instruments	325	—	325	—
Liabilities:
Derivative financial instruments	2,819	—	2,819	—

(1)

Level 1 assets include cash equivalents consisting of money market funds, bank deposits and time deposits for which cost approximates fair value and long-term investments consisting of equity-concentrated mutual funds held to offset deferred compensation arrangements.

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

Our Business

As one of the largest outdoor apparel and footwear companies in the world, we design, develop, market and distribute active outdoor apparel, footwear and related accessories and equipment under the Columbia, Mountain Hardwear, Sorel, Montrail, and Pacific Trail brands. Our brands are distributed through a mix of wholesale distribution channels, which includes independent distributors, our own retail channels and licensees.

The popularity of outdoor activities and changing design trends affect consumer desirability of our products. Therefore, we seek to anticipate and respond to trends and shifts in consumer preferences by adjusting the mix of available product offerings, developing new products with innovative performance features and designs, and by creating persuasive and memorable marketing communications to drive consumer awareness and demand. Failure to respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.

Strategy and Outlook Update

Like other branded consumer product companies, our business is heavily dependent upon discretionary consumer spending patterns. Our net sales volumes have been negatively affected by the volatility of the global economy and its impact on consumer purchasing behavior, and retailers’ behavior related to advance orders, replenishment orders, order cancellations and seasonal reorders. The current economic environment has caused tightening of credit for some of our wholesale customers and consumers and a significant slowing of retail sales. This has resulted in, and could continue to cause, some bankruptcies among our wholesale customers, a more cautious approach by many of our wholesale customers when placing advance orders for seasonal products and reducing, delaying delivery of, or cancelling advance orders placed in earlier periods. In addition, the effects of foreign currency exchange rates may amplify potential net sales declines if the U.S. dollar strengthens compared to local currencies in our direct markets, as we have experienced in some markets. We expect our retail and e-commerce revenues to partially offset some of this anticipated wholesale revenue decline. We launched our e-commerce website in the United States for the Columbia brand during the third quarter of 2009 and launched our e-commerce website in the United States for the Sorel brand early in the fourth quarter of 2009.

We believe that we have appropriately factored our historical experiences, incremental sales from our new retail stores and e-commerce platform, and the estimated effect of changes in foreign currency exchange rates into our outlook for fiscal year 2009. However, unfavorable and unprecedented global economic conditions have increased the uncertainty of our planning and forecasts. In this challenging economic environment, we are also mindful of our reliance on the overall financial health of our wholesale customers and their ability to continue to access credit markets to fund their inventory purchases and day-to-day operations.

The business climate continues to present us with a great deal of uncertainty and ambiguity, with a number of variables that we rely on for planning purposes moving in opposing directions and making it difficult to predict the future. Factors that could significantly affect our 2010 outlook include:

•	Fluctuating currency exchange rates;

•	Changes in mix and volume of full price sales versus closeout product sales;

•	Changes in the volume of order cancellations;

•	Incremental sales through our expanding retail and e-commerce operations, which are not included in backlog;

•	Sales fluctuations in our retail stores; and

•	Changes in spending levels related to strategic initiatives and cost-containment efforts.

Although we cannot predict future results with certainty and despite current global economic conditions, we are committed to our strategies, which focus on product innovation and using our portfolio of outdoor brands to meet the needs of outdoor consumers. Our direct-to-consumer initiatives include our retail expansion plans and e-commerce platforms for the Columbia and Sorel brands in the United States. With our commitment to investment in these strategies, while maintaining a well-developed sourcing and distribution infrastructure, we believe that we are well positioned to establish sustainable platforms that will support long-term growth and profitability.

Overview

The following discussion of our results of operations and liquidity and capital resources, including known trends and uncertainties identified by management, should be read in conjunction with the condensed consolidated financial statements and accompanying notes that appear elsewhere in this quarterly report.

All references to quarters relate to the quarter ended September 30 of the particular year. Highlights for the third quarter of 2009 are as follows:

•

Net sales decreased $17.9 million, or 4%, to $434.5 million from $452.4 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the third quarter of 2008 negatively affected the consolidated net sales comparison by approximately one percentage point. The decrease in net sales was primarily concentrated in our Columbia brand business in the EMEA region, followed by the United States, Canada and the LAAP region. Net sales by geographical segment, product category and brand category are summarized in the following table.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(In millions, except for percentage changes)			(In millions, except for percentage changes)
Geographical Net Sales to Unrelated Entities:
United States	$267.4	$271.3	(1)%	$521.4	$522.7	—
EMEA	67.7	78.2	(13)%	151.2	207.3	(27)%
LAAP	44.3	46.1	(4)%	130.3	135.2	(4)%
Canada	55.1	56.8	(3)%	82.8	97.7	(15)%

	$434.5	$452.4	(4)%	$885.7	$962.9	(8)%

Categorical Net Sales to Unrelated Entities:
Sportswear	$142.9	$157.5	(9)%	$379.5	$434.1	(13)%
Outerwear	199.1	208.6	(5)%	311.0	320.0	(3)%
Footwear	70.3	63.6	11%	143.7	157.4	(9)%
Accessories and Equipment	22.2	22.7	(2)%	51.5	51.4	—

	$434.5	$452.4	(4)%	$885.7	$962.9	(8)%

Brand Net Sales to Unrelated Entities:
Columbia	$370.3	$395.2	(6)%	$773.9	$856.5	(10)%
Mountain Hardwear	35.2	35.2	—	71.6	70.8	1%
Sorel	27.0	19.0	42%	31.6	25.1	26%
Other	2.0	3.0	(33)%	8.6	10.5	(18)%

	$434.5	$452.4	(4)%	$885.7	$962.9	(8)%

•

Gross profit decreased 130 basis points to 43.4% of net sales from 44.7% of net sales for the comparable period in 2008. This decrease was primarily due to lower outerwear gross margins in Canada, the United States wholesale business and EMEA direct and distributor businesses and the unfavorable effects of foreign currency hedge rates in Canada.

•

Selling, general and administrative (“SG&A”) expense increased $3.4 million, or 3%, to $124.2 million from $120.8 million for the comparable period in 2008. We expect full year 2009 SG&A expense, as a percentage of net sales, to increase compared to 2008 due primarily to anticipated lower 2009 net sales in our wholesale business compared to 2008, along with an increased fixed cost base resulting from our expanding direct-to-consumer operations.

•	Net income was $46.9 million or $1.38 per diluted share, compared to $58.3 million or $1.69 per diluted share, for the comparable period in 2008.

•

Our wholesale backlog for the spring 2010 selling season as of September 30, 2009 decreased $20.1 million, or 5%, to $350.8 million from $370.9 million as of September 30, 2008, including a benefit of approximately two percentage points from changes in foreign currency exchange rates compared with 2008. The decrease in our spring wholesale backlog was the result of a decline in orders from EMEA distributors, our EMEA direct business and LAAP distributors, partially offset by an increase in orders in Japan. Spring wholesale backlog for the United States and Canada was essentially flat compared to 2008. The decrease in orders was driven primarily by a decline in orders of Columbia-branded sportswear. Although we cannot predict with certainty any future results, our reported wholesale backlog is one indicator of our anticipated wholesale net sales for the spring 2010 selling season. Many factors, however, could cause actual sales to differ materially from reported wholesale backlog, including the potential cancellation of orders by customers, which was significant for Spring 2009 products, changes in the volume of closeout products sales, changes in foreign currency exchange rates and macroeconomic conditions. In addition, we expect that incremental sales through our direct-to-consumer operations, which are not included in wholesale backlog, will affect actual sales comparisons for the Spring 2010 season. Our spring 2010 wholesale backlog should not be used as a sole indicator of, or in forecasting, sales beyond the spring 2010 selling season.

Results of Operations

Net income decreased $11.4 million to $46.9 million for the third quarter of 2009 from $58.3 million for the comparable period in 2008. Diluted earnings per share was $1.38 for the third quarter of 2009 compared to $1.69 for the third quarter of 2008.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.6	55.3	57.8	56.6

Gross profit	43.4	44.7	42.2	43.4
Selling, general and administrative expense	28.6	26.7	36.0	32.8
Net licensing income	0.3	0.4	0.6	0.4

Income from operations	15.1	18.4	6.8	11.0
Interest income, net	0.1	0.4	0.2	0.7

Income before income tax	15.2	18.8	7.0	11.7
Income tax expense	(4.4)	(5.9)	(2.0)	(3.8)

Net income	10.8%	12.9%	5.0%	7.9%

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

Net Sales: Consolidated net sales decreased 4% to $434.5 million for the third quarter of 2009 from $452.4 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the third quarter of 2008 negatively affected the consolidated net sales comparison by approximately one percentage point.

The decrease in net sales was primarily concentrated in our Columbia brand business in the EMEA region, followed by the United States, Canada and the LAAP region. By product category, the decrease in net sales was concentrated in sportswear, followed by outerwear and accessories and equipment, partially offset by an increase in net sales of footwear.

Sales by Geographic Region

Net sales in the United States decreased $3.9 million, or 1%, to $267.4 million for the third quarter of 2009 from $271.3 million for the comparable period in 2008. The decrease in net sales in the United States was attributable to decreases in net sales of sportswear, outerwear and accessories and equipment, partially offset by an increase in net sales of footwear. The decrease in the United States wholesale business was partially offset by an increase in net sales from our expanded base of retail operations. The wholesale net sales decrease was primarily due to decreases in net sales of Columbia-branded sportswear and outerwear, partially offset by increased net sales of Sorel-branded footwear. The decrease in wholesale net sales reflected lower advance order volumes, customer credit limitations and the liquidation or reorganization of several wholesale customers this year. The increase in net sales from retail stores was primarily attributable to increases in net sales of Columbia-branded sportswear, outerwear and footwear. We operated 18 more retail stores in the United States at September 30, 2009 than at September 30, 2008. In addition, we launched our Columbia brand e-commerce site in the United States in July 2009.

Net sales in the EMEA region decreased $10.5 million, or 13%, to $67.7 million for the third quarter of 2009 from $78.2 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the third quarter of 2008 negatively affected the EMEA net sales comparison by approximately three percentage points. The decrease in net sales in the EMEA region was led by outerwear, followed by sportswear, partially offset by increased net sales of footwear and accessories and equipment. The net sales decrease for the EMEA region was led by our EMEA direct business followed by EMEA distributors. The decrease in net sales in our EMEA direct business was a result of lower advance order volumes reflecting difficult macro-economic conditions and continued product assortment and marketing challenges in that region. The net sales decrease to EMEA distributors, in part, reflected very difficult macro-economic conditions in Russia, partially offset by a shift in the timing of fall 2009 shipments into the third quarter of 2009 from the second quarter of 2009 as compared to the same periods in 2008.

Net sales in the LAAP region decreased $1.8 million, or 4%, to $44.3 million for the third quarter of 2009 from $46.1 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the third quarter of 2008 positively affected the LAAP net sales comparison by approximately two percentage points. The decrease in net sales in the LAAP region was led by sportswear followed by footwear and accessories and equipment, partially offset by a net sales increase in outerwear. The net sales decrease in the LAAP region was primarily concentrated in LAAP distributors, followed by our Korea business, partially offset by an increase in net sales in our Japan business. The net sales decrease for LAAP distributors primarily reflected continued difficult macro-economic conditions in our distributors’ regions and the rescheduling of some shipments for southern hemisphere distributors from mid-year 2009 to the fourth quarter of 2009. The decrease in Korea net sales was due to unfavorable changes in foreign currency exchange rates, compared to the third quarter of 2008, which offset a net sales increase in local currency. The increase in Japan net sales was primarily the result of favorable changes in foreign currency exchange rates compared to the third quarter of 2008.

Net sales in Canada decreased $1.7 million, or 3%, to $55.1 million for the third quarter of 2009 from $56.8 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with 2008 negatively affected the Canada net sales comparison by approximately five percentage points and turned a net sales increase in local currency into a decrease in reported net sales. The decrease in net sales in Canada was primarily concentrated in sportswear, followed by outerwear, partially offset by net sales increases in footwear and accessories and equipment. The net sales increase in local currency was primarily attributable to a shift in the timing of fall 2009 shipments since a higher proportion of fall shipments occurred in the third quarter of 2009 compared to 2008, where a higher proportion occurred in the fourth quarter. The local currency net sales increase was partially offset by lower advance order volumes from customers which include planned reductions by us in some channels of distribution.

Sales by Product Category

Net sales of sportswear decreased $14.6 million, or 9%, to $142.9 million for the third quarter of 2009 from $157.5 million for the comparable period in 2008. The decrease in sportswear net sales was led by the United States, followed by the EMEA region, Canada, and the LAAP region. The sportswear net sales decrease in the United States was primarily attributable to decreased net sales of Columbia-branded products to our wholesale customers, partially offset by increased net sales through our expanded base of retail operations. The sportswear net sales decrease in the EMEA region was concentrated in our EMEA direct business. The sportswear net sales decrease in the LAAP region was concentrated in LAAP distributors.

Net sales of outerwear decreased $9.5 million, or 5%, to $199.1 million for the third quarter of 2009 from $208.6 million for the comparable period in 2008. The decrease in outerwear net sales primarily consisted of decreased net sales in the EMEA region, followed by the United States and Canada, partially offset by increased net sales in the LAAP region. The outerwear net sales decrease in the EMEA region was led by the EMEA direct business followed by EMEA distributors. In the United States, a net sales decrease in the wholesale business was partially offset by increased net sales from our retail stores. The outerwear net sales increase in the LAAP region was concentrated in Japan.

Net sales of footwear increased $6.7 million, or 11%, to $70.3 million for the third quarter of 2009 from $63.6 million for the comparable period in 2008. The increase in footwear net sales was led by increased net sales in the United States, followed by Canada and the EMEA region, partially offset by a decrease in net sales in the LAAP region. The footwear net sales increase was primarily attributable to increased net sales of Sorel-branded products, partially offset by a decrease in net sales of Columbia-branded products. The increase in footwear net sales in the United States was driven by the wholesale business followed by our retail operations. The increase in EMEA footwear net sales was concentrated in the EMEA direct business and partially offset by decreased EMEA distributor net sales. The decrease in footwear net sales in the LAAP region was concentrated in LAAP distributors.

Net sales of accessories and equipment decreased $0.5 million, or 2%, to $22.2 million for the third quarter of 2009 from $22.7 million for the comparable period in 2008. The decrease in accessories and equipment net sales was led by the United States, followed by the LAAP region, partially offset by net sales increases in the EMEA region and Canada. The decrease in accessories and equipment net sales in the United States was primarily attributable to decreased net sales in the Columbia brand wholesale business, partially offset by a net sales increase in our retail operations.

Gross Profit: Gross profit decreased 130 basis points to 43.4% of net sales for the third quarter of 2009 from 44.7% of net sales for the comparable period in 2008. This decrease was primarily due to lower outerwear gross margins in Canada, the United States wholesale and EMEA direct and distributor businesses and the unfavorable effects of foreign currency hedge rates in Canada.

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

SG&A expense increased $3.4 million, or 3%, to $124.2 million for the third quarter of 2009 from $120.8 million for the comparable period in 2008. As a percentage of net sales, SG&A expense increased to 28.6% for the third quarter of 2009 from 26.7% for the comparable period in 2008. The increase in SG&A expense as a percentage of net sales was largely the result of reduced net sales in our wholesale business coupled with an increased fixed cost base related to our expanding direct-to-consumer operations. This increase was partially offset by cost reduction initiatives that began in 2008 and positively affected the third quarter of 2009. These cost reduction initiatives included reductions in headcount, incentive compensation, benefits, and other discretionary costs.

Selling expenses, including commissions and advertising, decreased $4.9 million, or 12%, to 8.5% of net sales for the third quarter of 2009 from 9.2% of net sales for the comparable period in 2008. We attribute the decrease in selling expenses as a percentage of net sales to lower commission expense as relationships with certain independent sales agencies in the United States and the EMEA region have been discontinued and replaced by in-house sales operations. Operating expenses for the in-house sales organization are included in general and administrative expenses.

General and administrative expenses increased $8.3 million, or 11%, to 20.1% of net sales for the third quarter of 2009 from 17.5% of net sales for the comparable period in 2008. The increase in general and administrative expenses as a percentage of net sales was primarily due to incremental operating costs in support of our direct-to-consumer initiatives and the expansion of our in-house sales organization, partially offset by decreased bad debt expense. Depreciation and amortization included in SG&A expense totaled $9.1 million for the third quarter of 2009, compared to $7.8 million for the same period in 2008.

Net Licensing Income: We license our trademarks across a range of categories that complement our current product offerings.

Net licensing income decreased $0.6 million to $1.3 million for the third quarter of 2009 from $1.9 million for the same period in 2008. Products distributed by our licensees for the third quarter of 2009 included apparel, footwear, leather accessories, eyewear, socks, insulated products including soft-sided coolers, camping gear, bicycles, home products, luggage, watches and other accessories.

Interest Income, Net: Net interest income decreased $1.5 million to $0.3 million for the third quarter of 2009 from $1.8 million for the same period in 2008. The decrease in interest income was due to significantly lower interest rates compared to the same period in 2008. Interest expense was nominal for the third quarter of 2009 and for the comparable period in 2008.

Income Tax Expense: Income tax expense decreased to $19.1 million for the third quarter of 2009 from $26.6 million for the comparable period in 2008 due to lower income before income taxes and a lower effective income tax rate in the third quarter of 2009 compared to the third quarter of 2008. Our effective income tax rate was 29.0% for the third quarter of 2009 compared to 31.3% for the same period in 2008. Our effective income tax rate decreased primarily as a result of the reversal of certain tax reserves due to the expiration of the relevant statute of limitations. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events that may occur in various quarters.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net Sales: Consolidated net sales decreased $77.2 million, or 8%, to $885.7 million for the nine months ended September 30, 2009 from $962.9 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2008 negatively affected the consolidated net sales comparison by approximately three percentage points.

The decrease in net sales was primarily concentrated in the EMEA region, followed by Canada, the LAAP region and the United States. By product category, the net sales decrease was led by sportswear, followed by footwear and outerwear. Net sales of accessories and equipment remained essentially flat compared to 2008.

Sales by Geographic Region

Net sales in the United States decreased $1.3 million, or less than 1%, to $521.4 million from $522.7 million for the comparable period in 2008. The decrease in net sales in the United States was primarily concentrated in sportswear, followed by footwear and accessories and equipment, partially offset by an increase in net sales of outerwear. The net sales decrease was due to decreased net sales of Columbia-branded products in our wholesale business. The wholesale net sales decrease was primarily concentrated in sportswear, followed by footwear and accessories and equipment, partially offset by increased net sales of outerwear. The wholesale net sales decrease reflected lower advance order volumes from wholesale customers, increased cancellation rates of advance orders, customer credit limitations and the liquidation or reorganization of several wholesale customers. The wholesale net sales decrease was partially offset by increased net sales through our expanded base of retail operations. The net sales increase in retail operations was led by sportswear, followed by outerwear, footwear and accessories and equipment. We operated 18 more retail stores in the United States at September 30, 2009 than at September 30, 2008. In addition, we launched our Columbia brand e-commerce site in the United States in July 2009.

Net sales in the EMEA region decreased $56.1 million, or 27%, to $151.2 million from $207.3 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2008 negatively affected the EMEA net sales comparison by approximately five percentage points. The decrease in net sales in the EMEA region was led by our EMEA direct business, followed by our EMEA distributor business. The decrease in net sales in the EMEA region was led by sportswear, followed by outerwear, footwear and accessories and equipment. The decrease in EMEA direct net sales was a result of lower advance order volumes reflecting difficult macro-economic conditions and continued product assortment and marketing challenges in that region. The decrease in EMEA distributor net sales was led by outerwear, followed by footwear, sportswear and accessories and equipment. The decreased net sales to EMEA distributors reflected very difficult macro-economic conditions in Russia, coupled with a shift in the timing of shipments, as a higher proportion of spring 2009 shipments occurred in the fourth quarter of 2008 while a higher proportion of spring 2008 shipments occurred in the first quarter of 2008.

Net sales in the LAAP region decreased $4.9 million, or 4%, to $130.3 million from $135.2 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2008 negatively affected the LAAP net sales comparison by approximately four percentage points. The decrease in net sales in the LAAP region was primarily concentrated in our LAAP distributor business, followed by our Korea business, partially offset by an increase in net sales in our Japan business. The decrease in net sales for LAAP distributors was concentrated in sportswear and outerwear, and reflects difficult macro-economic conditions in the distributors’ regions, the rescheduling of some shipments for southern hemisphere distributors from mid-year 2009 to the fourth quarter of 2009 and the timing of shipments, since a higher proportion of spring 2009 shipments occurred in the fourth quarter of 2008 while a higher proportion of spring 2008 shipments occurred in the first quarter of 2008. The decrease in Korea net sales was due to unfavorable changes in foreign currency exchange rates compared to the nine months ended September 30, 2008 that offset a net sales increase in local currency. Japan net sales increased across all product categories, primarily due to the expansion of our Japan wholesale business and to the benefit of favorable changes in foreign currency exchange rates compared to the nine months ended September 30, 2008.

Net sales in Canada decreased $14.9 million, or 15%, to $82.8 million from $97.7 million for the comparable period in 2008. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2008 negatively affected the Canada net sales comparison by approximately nine percentage points. The decrease in net sales in Canada was primarily concentrated in sportswear, followed by outerwear. Net sales of footwear and accessories and equipment remained essentially flat compared to 2008. The net sales decrease was primarily attributable to lower advance order volumes from customers, which included planned reductions by us in some channels of distribution, as well as increased order cancellations, partially offset by a shift in the timing of fall 2009 shipments as a higher proportion occurred in the third quarter of 2009 compared to 2008 where a higher proportion occurred in the fourth quarter.

Sales by Product Category

Net sales of sportswear decreased $54.6 million, or 13%, to $379.5 million from $434.1 million for the comparable period in 2008. The decrease in sportswear net sales was predominantly the result of decreased net sales in the United States wholesale business, followed by the EMEA direct business, Canada, LAAP distributors and EMEA distributors. The decrease in sportswear net sales in our wholesale business was primarily the result of lower advance order volumes for the spring and fall 2009 seasons, reflecting difficult macro-economic conditions in each of our operating regions. The decreased sales of sportswear in our wholesale business was partially offset by increased net sales of sportswear in our expanded base of retail operations.

Net sales of outerwear decreased $9.0 million, or 3%, to $311.0 million from $320.0 million for the comparable period in 2008. The decrease in outerwear net sales was led by EMEA distributors, followed by the EMEA direct business, LAAP distributors, Korea and Canada. The outerwear net sales decrease was partially offset by increased outerwear net sales in the United States and Japan.

Net sales of footwear decreased $13.7 million, or 9%, to $143.7 million from $157.4 million for the comparable period in 2008. The decrease in footwear net sales was led by EMEA distributors, followed by the United States wholesale business and the EMEA direct business, partially offset by an increase in net sales in our United States retail operations and Japan.

Net sales of accessories and equipment increased $0.1 million, or less than 1%, to $51.5 million from $51.4 million for the comparable period in 2008.

Gross Profit: Gross profit decreased 120 basis points to 42.2% for the nine months ended September 30, 2009 from 43.4% for the comparable period in 2008. Gross margin contraction for the nine months ended September 30, 2009 was primarily due to an increased volume of Fall 2008 close-out product sales at lower comparative margins resulting from higher than normal order cancellations and a more promotional retail environment in the United States wholesale business, unfavorable currency exchange and hedge rates in Canada and product mix and pricing in the EMEA direct business. This contraction was partially offset by increased contribution from our expanded base of retail operations in the United States.

Selling, General and Administrative Expense: SG&A expense increased $2.4 million, or less than 1%, to $318.4 million for the nine months ended September 30, 2009 from $316.0 million for the comparable period in 2008. The decrease was driven by lower selling expenses coupled with cost reduction initiatives that began after the first quarter of 2008 and favorably affected the nine months ended September 30, 2009. The cost reduction initiatives included reductions in headcount, incentive compensation, benefits, and other discretionary costs as well as reductions to planned marketing investments for 2009. These cost reduction initiatives were partially offset by increased costs associated with our direct-to-consumer operations. As a percentage of net sales, SG&A expense increased to 36.0% for the nine months ended September 30, 2009 from 32.8% for the comparable period in 2008. The increase in SG&A expense as a percentage of sales was largely the result of reduced net sales in the EMEA region, United States wholesale and Canada, coupled with an increased fixed cost base related to our expanding direct-to-consumer operations.

Selling expenses, including commissions and advertising, decreased $13.8 million, or 15%, to 8.5% of net sales for the nine months ended September 30, 2009 from 9.2% of net sales for the comparable period in 2008. We attribute the decrease in selling expenses as a percentage of net sales to lower commission expense, as relationships with certain independent sales agencies in the United States and the EMEA region have been discontinued and replaced by in-house sales operations, and to a planned reduction in marketing investments.

General and administrative expenses increased $16.2 million, or 7%, to 27.5% of net sales for the nine months ended September 30, 2009 from 23.6% of net sales for the comparable period in 2008. The increase in general and administrative expenses as a percentage of net sales was primarily due to incremental operating costs in support of our direct-to-consumer operations and the expansion of our in-house sales organization, partially offset by decreased bad debt expense. Depreciation and amortization included in SG&A expense totaled $25.4 million for the nine months ended September 30, 2009 compared to $22.4 million for the same period in 2008.

Net Licensing Income: Net licensing income increased $1.4 million to $5.3 million for the nine months ended September 30, 2009 from $3.9 million for the comparable period in 2008 and was primarily attributed to increased apparel and footwear licensing in the LAAP region. Products distributed by our licensees for the nine months ended September 30, 2009 included apparel, footwear, leather accessories, eyewear, socks, insulated products including soft-sided coolers, camping gear, bicycles, home products, luggage, watches, leather outerwear and other accessories.

Interest Income, Net: Net interest income decreased $4.6 million to $1.8 million for the nine months ended September 30, 2009 from $6.4 million for the same period in 2008. The decrease in interest income was primarily driven by significantly lower interest rates compared to the same period in 2008. Interest expense was nominal for the nine months ended September 30, 2009 and for the comparable period in 2008.

Income Tax Expense: Income tax expense decreased $18.1 million to $18.1 million for the nine months ended September 30, 2009 from $36.2 million for the comparable period in 2008. Our effective income tax rate was 29.2% for the nine months ended September 30, 2009 compared to 32.1% for the same period in 2008. Our effective income tax rate decreased primarily as a result of the reversal of certain tax reserves due to the expiration of the relevant statute of limitations.

Liquidity and Capital Resources

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At September 30, 2009, we had total cash and cash equivalents of $192.9 million compared to $230.6 million at December 31, 2008. In addition, we had short-term investments of $17.6 million at September 30, 2009 compared to $22.4 million at December 31, 2008.

Net cash provided by operating activities was $0.1 million for the nine months ended September 30, 2009 compared to $5.5 million for the same period in 2008. The change was primarily due to lower net income, a larger decrease in accounts payable and a smaller increase in taxes payable, partially offset by a smaller increase in accounts receivable, during the nine months ended September 30, 2009 compared to the same period in 2008. The smaller increase in accounts receivable in 2009 compared to 2008 was primarily attributable to lower wholesale sales and more restrictive customer credit arrangements implemented to reduce credit risk during this period of challenging macro-economic conditions.

Net cash used in investing activities was $19.7 million for the nine months ended September 30, 2009, compared to $46.4 million provided by investing activities for the comparable period in 2008. For the 2009 period, net cash used in investing activities primarily consisted of $29.8 million for capital expenditures, of which $5.2 million was incurred but not yet paid, partially offset by $4.9 million for net liquidations of short-term investments. For the 2008 period, net cash provided by investing activities primarily consisted of $79.2 million for net sales of short-term investments, partially offset by $40.4 million for capital expenditures, of which $7.5 million was incurred but not yet paid.

Cash used in financing activities was $21.4 million for the nine months ended September 30, 2009, compared to $92.7 million for the comparable period in 2008. For the 2009 period, net cash used in financing activities primarily consisted of dividend payments of $16.3 million and $5.5 million for the repurchase of common stock. For the 2008 period, net cash used in financing activities primarily consisted of $79.6 million for the repurchase of common stock and payment of dividends of $16.7 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $50.0 million to $125.0 million, of which $25.0 million to $100.0 million is committed. At September 30, 2009, no balance was outstanding under these lines of credit and we were in compliance with covenants associated with these lines of credit. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $106.2 million at September 30, 2009, of which $3.7 million is designated as a European customs guarantee. At September 30, 2009, no balance was outstanding under these lines of credit.

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

Off-Balance Sheet Arrangements

We maintain unsecured and uncommitted import lines of credit with a combined limit of $125.0 million at September 30, 2009, available for issuing documentary letters of credit. At September 30, 2009, we had letters of credit outstanding in the amount of $4.0 million issued for purchase orders for inventory.

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

Revenue Recognition

We record wholesale and licensed product revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title generally passes upon shipment to, or upon receipt by, the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale and e-commerce revenues are recorded upon shipment to the customer.

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

Inventory Obsolescence and Product Warranty

We make ongoing estimates of potential future excess, close-out or slow moving inventory and product warranty costs. We evaluate our inventory on hand considering our purchase commitments, sales forecasts, and historical experience to identify excess, close-out or slow moving inventory and make provisions as necessary to properly reflect inventory value at the lower of cost or estimated market value. When we evaluate our reserve for warranty costs, we consider our historical claim rates by season, product mix, current economic trends, and the historical cost to repair, replace, or refund the original sale. If we determine that a smaller or larger reserve is appropriate, we will record a credit or a charge to cost of sales in the period in which we make such a determination.

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

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. As the calendar year progresses, we periodically refine our estimate based on actual events and earnings by jurisdiction. This ongoing estimation process can result in changes to our expected effective tax rate for the full calendar year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that our year-to-date provision equals our expected annual effective tax rate.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the notes to the condensed consolidated financial statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4 – CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In February 2009, the Canadian Border Services Agency (“CBSA”) commenced an anti-dumping investigation into certain waterproof shell footwear imported from China and Vietnam, including Columbia and Sorel footwear, to determine if that footwear was being sold at less than “normal values.” The investigation covered a majority of the footwear the Company sells in Canada and an adverse decision could have resulted in the imposition of significant anti-dumping duties on a majority of the footwear the Company sells in Canada. The CBSA established provisional anti-dumping duties in May 2009. On September 25, 2009, the Canadian International Trade Tribunal (CITT) announced that it found that Canadian imports of waterproof footwear from China and Vietnam had not caused and was not threatening to cause injury to the domestic industry. As a result, the CBSA ceased collecting provisional anti-dumping duties on Canadian imports of waterproof footwear from China and Vietnam. Provisional dumping duties ranging from 5.2 percent to 52.3 percent against Canadian imports of waterproof footwear from China and Vietnam had been in place since May 28, 2009, which will be reimbursed by CBSA.

Item 1A. RISK FACTORS

In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations may be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. These risk factors include any material changes to, and supersede the description of, the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Our Success Depends on Our Business Strategies

Our business strategies are to achieve sustainable, profitable growth by creating innovative products, elevating consumer perception of our brands, increasing consumer and retailer awareness and demand for our products, creating compelling retail environments, and building stronger emotional brand connections with consumers over time. We intend to pursue these strategies across extended product categories and in a growing number of geographic markets. We face many challenges in implementing our business strategies. For example, expansion of our direct-to-consumer business will require significant investments, yet, in the current macro-economic environment of increased economic uncertainty and weak consumer demand, may not have the desired effect of increasing demand for our products. Our ability to expand our global footwear business and European business may also be significantly limited as a result of global economic conditions and a general weakness in global consumer demand. The success of our retail and e-commerce initiatives depends on our ability to adapt our internal processes to facilitate direct-to-consumer sales, to effectively manage retail store and e-commerce inventory, to hire, retain and train personnel capable of managing retail and e-commerce operations, to identify and negotiate favorable terms for retail locations, to effectively manage construction, opening, and ongoing operations of stores globally and to manage the operation of our e-commerce platform effectively. The failure to implement our business strategies could have a material adverse effect on our financial condition, results of operations or cash flows.

Our business strategies and related increased expenditures could also cause our operating margin to decline if we are unable to offset our increased spending with increased sales, gross margins or comparable reductions in other operating costs. If our sales decline or fail to grow as planned and we fail to sufficiently reduce our operating expenses, our profitability will decline. This could result in a decision to delay, reduce, modify or terminate our strategic business initiatives, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

We May be Adversely Affected by a Prolonged Economic Downturn or Economic Uncertainty

We are a consumer products company and are highly dependent on consumer discretionary spending patterns and the purchasing patterns of our wholesale customers as they attempt to match their seasonal purchase volumes to volatile consumer demand. In addition, as we have expanded our base of retail stores, we have increased our direct exposure to the risks associated with volatile and unpredictable consumer discretionary spending patterns. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also become unpredictable and subject to reductions due to uncertainties about the future and credit constraints. Consumer demand for our products may not reach our sales targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and our EMEA region. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition, results of operations or cash flows.

We May be Adversely Affected by Volatility in Global Production Costs

Our product costs are subject to substantial fluctuation based on changes in labor markets in certain Asian countries, particularly China and Vietnam, interest rates, currency exchange rates, global oil markets, production capacity at independent manufacturers, and general economic conditions. For example, volatility in global oil markets has resulted in fluctuating fuel and product prices and caused costs to produce our products through independent contractors to change, sometimes significantly. Because we price our products in advance and the external cost changes may be difficult to predict, we may not be able to timely adjust our pricing structure to remain competitive, which could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, since the majority of our products are manufactured outside of our principal sales markets, our products must be transported by third parties over large geographical distances and volatile fuel costs can result in quickly changing transportation costs.

We May be Adversely Affected by the Financial Health of our Customers

Sluggish economies and consumer uncertainty regarding future economic prospects in our key markets are having an adverse effect on the financial health of our customers, some of whom have filed or may file for protection under bankruptcy laws, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers based on an assessment of the customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation or reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant wholesale customers have liquidated or reorganized, while others have had financial difficulties in the past and are currently experiencing tightened credit markets and declining sales and profitability on a comparable store basis, which in turn has an adverse effect on our business. We may reduce our level of business with customers experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial position, results of operations or cash flows.

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

Our Results of Operations Could be Materially Harmed If We Are Unable to Accurately Forecast Demand for Our Products

Many factors may significantly affect demand for our products, including, among other things, economic conditions, fashion trends, consumer preferences and weather, making it difficult to accurately forecast demand for our products and our future results of operations. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place some orders for our products with manufacturers prior to receiving all of our customers’ orders and we maintain an inventory of various products that we anticipate will be in greater demand. In addition, customers are generally allowed to cancel orders prior to shipment with sufficient notice. During periods of weak economic conditions we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of certain customers’ operations. Particularly in light of current economic conditions, we may not be able to sell all of the products we have ordered from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through discount retail channels, which could have a material adverse effect on our brand image, our financial condition, results of operations or cash flows.

Conversely, if we underestimate demand for our products or if our manufacturers are unable to supply products when we need them, we may experience inventory shortages. Inventory shortages might prevent us from fulfilling customer orders, delay shipments to customers, negatively impact customer relationships, and diminish our ability to build brand loyalty.

For certain demand planning functions, we still rely on manual processes that are difficult to control and are subject to human error.

We May be Adversely Affected by Weather Conditions

Our business is adversely affected by unseasonable weather conditions. A significant portion of the sales of our sportswear, outerwear, footwear and accessories and equipment is dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring and summer may have a material adverse effect on our results of operations and financial condition. For example, in spring 2008, unseasonably cool weather in the United States caused customers to delay, and in some cases reduce or cancel, orders for our sportswear and footwear, which had an adverse effect on our net sales and profitability. Inventory accumulation by our wholesale customers resulting from unseasonable weather in one season may negatively affect orders in future seasons, which may have a material adverse effect on our financial condition, results of operations or cash flows in future periods.

Our International Operations Involve Many Risks

We are subject to the risks generally associated with doing business abroad. These risks include the effects of foreign laws and regulations, changes in consumer preferences, foreign currency fluctuations, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase as well, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.

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

Retailers who are our customers often pose our most significant competitive threat by marketing apparel, footwear and equipment under their own private labels. For example, in the United States, several of our largest customers have developed significant private label brands during the past decade that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advanced orders with us in order to manage their own inventory levels downward during weak economic cycles.

We also compete with other companies for the production capacity of independent manufacturers that produce our products and for import quota capacity. Many of our competitors are significantly larger than us, have substantially greater financial, distribution, marketing and other resources than we have, and have achieved greater brand strength than we have.

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

We Face Risks Associated with Consumer Preferences and Fashion Trends

Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, changes in fashion trends may have a greater impact than in the past as we expand our offerings to include more product categories in more geographic areas. We also face risks because our business requires us and our customers to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk through early order commitments by retailers, we must generally place a significant portion of our seasonal production orders with our independent manufacturers before we have received all of a season’s orders, and orders may be cancelled by customers before shipment. If we or our customers fail to anticipate and respond to consumer preferences, we may have lower sales, excess inventories and lower profit margins, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.

Our Success Depends on Our Use of Intellectual Property Rights

Our registered and common law trademarks have significant value and are important to our ability to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. From time to time, we discover products that are counterfeit reproductions of our products or that otherwise infringe on our proprietary rights. Counterfeiting activities typically increase as brand recognition increases, especially in markets outside the United States. Increased instances of counterfeit manufacture and sales may adversely affect our sales and our brand and result in a shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. In markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to successfully challenge use of those rights by other parties. We also license our proprietary rights to third parties. Failure to choose appropriate licensees and licensed product categories may dilute or harm our brand image. Actions or decisions in the management of our intellectual property portfolio may affect the strength of the brand, which may in turn have a material adverse effect on our financial condition, results of operations or cash flows.

Although we have not been materially inhibited from selling products in connection with patent, trademark and trade dress disputes, as we focus on innovation in our product lines, extend our brand into new product categories and expand the geographic scope of our marketing, we may become subject to litigation based on allegations of the infringement of intellectual property rights of third parties including third party trademark, copyright and patent rights. An increasing number of our products include technologies and/or designs for which we have obtained and/or applied for patent protection. Failure to successfully obtain and maintain patents on these innovations could negatively affect our ability to market and sell our products. Future litigation also may be necessary to defend against such claims or to enforce and protect our intellectual property rights. Any intellectual property litigation may be costly and may divert management’s attention from the operation of our business. Adverse determinations in any litigation may result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. This may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our distribution facilities in the United States and France are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations. For example, in addition to supporting our traditional wholesale business, our existing distribution facilities have been modified to enable them to also support our new e-commerce sales. Failure to successfully maintain and update these modifications could disrupt our wholesale and e-commerce shipments and may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We Rely on Our Highly-customized Information Management Systems, Which May Not be Sufficient to Support Our Business Initiatives, and System Improvements May Not be Successfully Implemented on a Timely Basis

Our business is increasingly reliant on information technology. Information systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication between employees, with our subsidiaries and liaison offices overseas, as well as with our customers and retail stores. We also rely on our information systems to allocate resources, develop demand plans and forecast operating results. System failures, breach of confidential information, or service interruptions may occur as the result of a number of factors, including computer viruses, programming errors, hacking or other unlawful activities by third parties, disasters, or our failure to properly protect, maintain systems redundancy, repair, maintain, or upgrade our systems. Any breach or interruption of critical business information systems could have a material adverse effect on our financial condition, results of operations or cash flows.

Our primary enterprise resource planning system is highly customized to our business. As a result, the availability of internal and external resources with the expertise to maintain our enterprise resource planning system is limited. We may experience difficulties if we transition to new or upgraded systems, including loss of data and decreases in productivity as our personnel become familiar with new systems. In addition, transitioning to new or upgraded systems could require significant capital investments. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our results of operations and financial condition.

As we implement our direct-to-consumer initiatives and plan for future growth, our customized enterprise resource planning system may inhibit our ability to operate efficiently which could have an adverse effect on our results of operations. For example, our enterprise resource planning system may not be compatible with other systems to support desired functionality for our operations.

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

We May be Adversely Affected by Labor Disruptions

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at independent factories where our goods are produced, shipping ports, transportation carriers, retail stores or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing and importing seasons, and may have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.

We Depend on Independent Manufacturers

Our products are produced by independent manufacturers worldwide. We do not operate or own any production facilities. Although we enter into purchase order commitments with these independent manufacturers each season, we generally do not maintain long-term manufacturing commitments with them. Because of these factors, independent manufacturers may fail to perform as expected or our competitors may obtain production or quota capacities that effectively limit or eliminate the availability of these resources to us. If an independent manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary production or quota capacities, we may miss delivery deadlines or incur additional costs, which may result in cancellation of orders, refusal to accept deliveries, a reduction in purchase prices, or increased costs, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.

Reliance on independent manufacturers also creates quality control risks. A failure in our quality control program may result in diminished product quality, which may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.

Finally, if an independent manufacturer violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, we may be subject to significant negative publicity that could result in long-term damage to our brand image, consumer demand for our products may decrease, and under some circumstances we may be subject to liability for the independent manufacturer’s practices, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our Business Is Affected by Seasonality

Our business is affected by the general seasonal trends common to the outdoor apparel industry. Our products are marketed on a seasonal basis and our product mix is weighted substantially toward the fall season, resulting in sales and profits being highest in the third calendar quarter. We expect the expansion of our retail operations to have a modest effect on the seasonality of our business, increasing the proportion of sales and profits that we generate in the fourth calendar quarter. This seasonality, along with other factors that are beyond our control and that are discussed elsewhere in this section, may adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of factors that are beyond our control, including geographic sales trends, consumer spending patterns and currency exchange rate fluctuations, all of which we expect to continue as we expand our product offerings and geographic sales. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

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

Insiders Control a Majority of Our Common Stock and May Sell Shares

Three related shareholders, Timothy Boyle, Gertrude Boyle and Sarah Bany, beneficially own a majority of our common stock. As a result, if acting together, they can effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these three insiders are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933 and the Securities Exchange Act of 1934. The sale or the prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs –
July 1, 2009 through July 31, 2009	—	—	—	$100,000,000
August 1, 2009 through August 31, 2009	135,800	$35.59	135,800	95,167,000
September 1, 2009 through September 30, 2009	—	—	—	95,167,000

Total	135,800	$35.59	135,800	$95,167,000

(1)

Since the inception of the Company’s stock repurchase plan in April 2004 through September 30, 2009, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of September 30, 2009, the Company has repurchased 8,830,457 shares under this program at an aggregate purchase price of approximately $404,833,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

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

COLUMBIA SPORTSWEAR COMPANY

Date: November 6, 2009	/S/ THOMAS B. CUSICK
Thomas B. Cusick
Vice President, Chief Financial Officer and Treasurer
(signing on behalf of the registrant and as principal financial officer)