Form 10-K
period 2009-12-31
COLUMBIA SPORTSWEAR CO
filed 2010-03-12
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such short period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $357,113,000 based on the last reported sale price of the Company’s Common Stock as reported by the NASDAQ Global Select Market System on that day.

The number of shares of Common Stock outstanding on February 26, 2010 was 33,706,791.

Part III is incorporated by reference from the registrant’s proxy statement for its 2010 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2009.

COLUMBIA SPORTSWEAR COMPANY

DECEMBER 31, 2009

PART I

Item 1.	BUSINESS

General

Founded in 1938 in Portland, Oregon, as a small, family-owned, regional hat distributor and incorporated in 1961, Columbia Sportswear Company has grown to become a global leader in the design, sourcing, marketing and distribution of active outdoor apparel, footwear, accessories and equipment. Unless the context indicates otherwise, the terms “we”, “us”, “our”, “the Company” and “Columbia” refer to Columbia Sportswear Company and its consolidated subsidiaries.

As one of the largest outdoor apparel and footwear companies in the world, our products have earned an international reputation for innovation, quality and performance. Columbia products feature innovative technologies and designs that protect outdoor enthusiasts from the elements, increase comfort and make outdoor activities more enjoyable. In addition to our Columbia Sportswear® brand, we also design, develop, market and distribute active outdoor apparel, footwear, accessories and equipment under the Mountain Hardwear®, Sorel®, Montrail® and Pacific Trail® brands. Our brands complement each other to address the diverse outdoor performance needs of a wide variety of outdoor consumer segments. We have sought to leverage our brand equity by expanding directly and through licensees into related outdoor and lifestyle merchandise categories, promoting a “head-to-toe” outfitting concept.

Our brands are distributed through a mix of wholesale distribution channels, independent distributors, our own retail channels and licensees. In 2009, our products were sold in over 100 countries. We employ creative marketing strategies designed to increase demand and reinforce consumer awareness of our brands. All of our products are manufactured by independent factories located outside the United States.

As a consumer products company, the popularity of outdoor activities and changing design trends affect the desirability of our products. Therefore, we seek to influence, anticipate and respond to trends and shifts in consumer preferences by adjusting the mix of available product offerings, developing new products with innovative performance features and designs, and by creating persuasive and memorable marketing communications to drive consumer awareness and demand. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.

Our business is subject to many risks and uncertainties that may have a material adverse effect on our financial condition, results of operations or cash flows. Some of these risks and uncertainties are described below under Item 1A, Risk Factors.

Seasonality and Variability of Business

Our business is affected by the general seasonal trends common to the outdoor industry and is heavily dependent upon discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our product mix is weighted substantially toward the fall season, resulting in sales and profits being highest in the third calendar quarter. The expansion of our owned retail operations during 2008 and 2009 has begun to have a modest effect on the seasonality of our business, increasing the proportion of sales and profits that we generate in the fourth calendar quarter.

Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of the current macro-economic environment. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, and the continued popularity of outdoor activities as part of an active lifestyle in key markets. Our net sales volumes have been affected by the volatility of the global economy and its impact on customer financial health, affecting their placement of advance orders, order cancellations and seasonal reorders. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on our financial position, results of operations or cash flows.

For further discussion regarding the effects of the current macro-economic environment on our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Products

We provide high quality apparel, footwear, accessories and equipment for use in a wide range of outdoor activities by men, women and youth. A large percentage of our products are also worn for casual or leisure purposes. The durability, functionality and affordability of our products make them ideal for a wide range of outdoor activities. Our products serve a broad range of consumers including elite mountain climbers, winter outdoor enthusiasts, hunting and fishing enthusiasts, top endurance trail runners, and outdoor-inspired consumers. We also market licensed collegiate apparel and accessories under our Columbia brand.

We develop and manage our merchandise in four principal categories: (1) sportswear, (2) outerwear, (3) footwear and (4) accessories and equipment. Our product innovations and designs are inspired by the performance needs of consumers who participate in activities that we group into six end-user activity-based categories: (1) winter, (2) water, (3) trail, (4) travel, (5) fishing/hunting and (6) golf.

The following table presents the net sales and approximate percentages of net sales attributable to each of our principal product categories for each of the last three years ended December 31 (dollars in millions):

	2009		2008		2007
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Sportswear	$472.5	38.0%	$540.9	41.0%	$565.6	41.7%
Outerwear	482.5	38.8	491.7	37.3	497.6	36.7
Footwear	214.6	17.2	217.2	16.5	227.4	16.8
Accessories and equipment	74.4	6.0	68.0	5.2	65.4	4.8

Total	$1,244.0	100.0%	$1,317.8	100.0%	$1,356.0	100.0%

Sportswear

We design, develop, market and distribute sportswear products for men, women and youth under our Columbia and Mountain Hardwear brands. Our sportswear products incorporate various fabrication and construction technologies that protect consumers from the outdoor elements and enable consumers to enjoy the outdoors longer and in greater comfort year round. Our sportswear products are designed to be worn as a layering system with our outerwear and footwear products during fall and winter outdoor activities, or individually during milder weather commonly encountered during spring and summer outdoor activities such as hiking, trekking, fishing, golfing, adventure travel and water sports. Mountain Hardwear-branded sportswear consists primarily of performance apparel designed for mountaineering, backpacking, rock climbing and adventure sports. Our Columbia and Mountain Hardwear sportswear product assortments also include casual styles designed to appeal to a broader consumer base.

Outerwear

We design, develop, market and distribute outerwear products for men and women under our Columbia, Mountain Hardwear and Sorel brands and for youth under our Columbia and Mountain Hardwear brands. Outerwear is our most established and iconic product category and incorporates the cumulative design, fabrication, fit and construction technologies that we have pioneered over several decades and that we continue to innovate. Our outerwear is designed to protect the wearer from the harsher inclement weather commonly encountered in fall and winter outdoor activities, such as skiing, snowboarding, hiking, hunting, fishing and adventure travel.

Footwear

We design, develop, market and distribute footwear products for men and women under our Columbia, Sorel, Montrail and Pacific Trail brands and for youth under our Columbia and Sorel brands. Our footwear products address the needs of outdoor consumers who participate in activities that typically involve challenging or unusual terrain and require superior stability, cushioning and traction features. Our Sorel-branded footwear has evolved from offering primarily rugged cold weather boots to incorporate function and fashion. Our footwear products include durable, lightweight hiking and trekking boots, trail running shoes, rugged cold weather boots for activities on snow and ice, sandals for use in amphibious activities, and casual shoes for everyday use.

Accessories and Equipment

We design, develop, market and distribute a line of Columbia-branded accessories and equipment, including bags, packs, headwear, scarves and gloves. These products incorporate many of our performance technologies and complement our apparel and footwear collections to protect consumers during a multitude of outdoor activities in virtually any climate. We also design, develop, market and distribute a line of Mountain Hardwear accessories and equipment that includes technically-advanced tents, sleeping systems, backpacks, headwear and gloves. These products are designed for mountaineering, ultralight backpacking and camping.

Licensed Products

We license our Columbia and Pacific Trail trademarks across a range of product categories that complement our current offerings. Licensing enables us to develop our “head-to-toe” outfitting concept by expanding the reach of our brands to appropriate and well-defined categories. In 2009, we licensed our Columbia and Pacific Trail trademarks through 15 licensees in 14 product categories, including, among others, apparel, footwear, socks, performance base layer, leather outerwear and accessories, camping gear, eyewear, home furnishings, watches and bicycles.

Product Design and Innovation

We believe our product innovation efforts are a key factor in our past and future success. We are committed to designing innovative and functional products that deliver relevant performance benefits to consumers who participate in a wide range of competitive and recreational outdoor activities, enabling them to enjoy their outdoor activities longer and in greater comfort. We also place significant value on product designs (the overall appearance and image of our products) that, along with technical performance features, distinguish our products in the marketplace.

Our research and development efforts involve working closely with independent fabric component suppliers to develop products that address the unique performance problems encountered by consumers during outdoor activities. The most important performance features of our sportswear and outerwear products include water resistant or waterproof fabrics, insulation from cold ambient air temperatures and the chilling effects of wind, body warmth retention, skin protection from the damaging effects of UVA and UVB rays emitted by the sun, moisture wicking, breathability to minimize internal water vapor and moisture accumulation, protection from abrasion, liquid and stain repellency, light weight, and intelligent placement and operation of pockets and zippers for ample storage and easy access to important equipment and accessories. The most important performance features of our outdoor footwear products include cushioning, stability, superior traction in varying outdoor terrain and soil/moisture conditions, insulation from cold air or ground conditions such as snow and ice, water resistant or waterproof upper fabrics, water channeling and expulsion during aquatic activities, breathability of the upper fabrics, protection from bruising and abrasion, liquid and stain repellency, and fit.

Intellectual Property

We own many trademarks, including Columbia®, Columbia Sportswear Company®, Convert®, Bugaboo®, Bugabootoo®, OMNI-HEATTM, OMNI-FREEZETM, OMNI-TECH®, OMNI-SHADE®, OMNI-SHIELDTM, OMNI-DRY®, OMNI-GRIP®, TECHLITE®, GRT®, PFG®, PHG®, Columbia Interchange System®, Titanium®, Sorel®, Mountain Hard Wear®, Montrail®, Pacific Trail®, the Columbia diamond shaped logo and arrow-circle design, the Mountain Hardwear nut logo and the Sorel polar bear logo. Our trademarks, many of which are registered or subject to pending applications in the United States and other nations, are used on virtually all of our products. We believe that our trademarks are an important factor in creating a market for our products, in identifying the Company, and in differentiating our products from competitors’ products. We vigorously protect these proprietary rights against counterfeit reproductions and other infringing activities.

Sales and Distribution

We sell our products through a mix of wholesale distribution channels, independent distributors, our own retail channels and licensees. Wholesale distribution channels include small, independently operated specialty outdoor and sporting goods stores, regional and national sporting goods chains, and large regional and national department store chains. We sell our products to independent distributors in various countries where we generally do not have direct sales operations. We sell our products directly to consumers through our own retail channels, which include a network of branded and outlet retail stores in all of our geographic segments and online operations in the U.S. and LAAP segment. We license our Columbia and Pacific Trail trademarks across a range of product categories that complement our current offerings. In addition to our own direct-to-consumer operations, independent distributors, franchisees and licensees operate a total of over 400 Columbia and Mountain Hardwear-branded and outlet retail stores in a variety of other countries.

The following table presents net sales to unrelated entities and approximate percentages of net sales by geographic segment for each of the last three years (dollars in millions):

	2009		2008		2007
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
United States	$736.9	59.2%	$727.7	55.2%	$767.2	56.6%
Europe, Middle East and Africa (“EMEA”)	197.4	15.9	267.2	20.3	287.0	21.1
Latin America and Asia Pacific (“LAAP”)	203.2	16.3	198.2	15.0	175.7	13.0
Canada	106.5	8.6	124.7	9.5	126.1	9.3

Total	$1,244.0	100.0%	$1,317.8	100.0%	$1,356.0	100.0%

United States

We sell our products in the United States to wholesale customers and through our own retail channels. We sell directly to approximately 3,600 wholesale customers in the United States. As of December 31, 2009, we operated 39 outlet retail stores and 6 branded retail stores in various locations in the United States and two ecommerce websites, one for our Columbia brand and one for our Sorel brand. We plan to begin selling our Mountain Hardwear products online in the United States in the second half of 2010. Sales in the United States accounted for 59.2% of our net sales for 2009. In addition, we earn licensing income in the United States based on our licensees’ sale of licensed products.

We distribute the majority of our products sold to United States wholesale customers and our own retail stores from distribution centers in Portland, Oregon and Robards, Kentucky. We own and operate both of these facilities. In some instances, we arrange to have products shipped directly from the independent factories that manufacture our products to customer-designated facilities in the United States.

EMEA

We sell our products in our EMEA segment to wholesale customers, to independent distributors and through our own retail stores. We sell directly to approximately 4,800 wholesale customers in our EMEA segment. We also sell to approximately 15 independent distributors in our EMEA segment that sell to approximately 800 wholesale customers in locations throughout the EMEA region, including Russia, portions of Europe, the Middle East and Africa. As of December 31, 2009, we operated 7 outlet retail stores and 3 branded retail stores in various locations in Western Europe. Sales in our EMEA region accounted for 15.9% of our net sales for 2009.

We distribute the majority of our products sold to EMEA wholesale customers and our own retail stores from a distribution center we own and operate in Cambrai, France. The majority of sales to our EMEA distributors are shipped directly from the independent factories that manufacture our products.

LAAP

We sell our products in our LAAP segment to wholesale customers, independent distributors, through our own retail stores and to franchisees. We sell directly to approximately 200 wholesale customers in our LAAP segment. We also sell to approximately 13 independent distributors in our LAAP segment that sell to approximately 1,300 wholesale customers in locations throughout the LAAP region, including Australia, New Zealand, Latin America and Asia. As of December 31, 2009, we operated 47 branded retail stores and 13 outlet retail stores in Japan and Korea within our LAAP segment. We also sell Columbia, Mountain Hardwear, Sorel and Montrail products through ecommerce websites in Japan and Korea. Sales in our LAAP region accounted for 16.3% of our net sales for 2009. In addition, we earn licensing income in our LAAP segment based on our licensees’ sale of licensed products.

We distribute our products to wholesale customers, our own retail stores and franchisees in Japan through an independent logistics company that owns and operates a warehouse located near Tokyo, Japan. We distribute our products to wholesale customers, our own retail stores and franchisees in Korea from a leased warehouse near Seoul, Korea. The majority of sales to our LAAP distributors are shipped directly from the independent factories that manufacture our products.

Canada

We sell our products in Canada to wholesale customers and through our own retail stores. We sell directly to approximately 1,300 wholesale customers in Canada. As of December 31, 2009, we operated two outlet retail stores in Canada. Sales in Canada accounted for 8.6% of our net sales for 2009.

We distribute the majority of our products sold to Canadian wholesale customers through two distribution centers in Strathroy, Ontario. We lease one of these facilities and own the other facility. In some instances, we arrange to have products shipped directly from the independent factories that manufacture our products to customer-designated facilities in Canada.

Advertising, Marketing, and Promotion

Advertising, marketing and promotional programs are integral parts of our global strategy to build brand equity, raise global brand relevance and awareness, infuse our brands with excitement and stimulate consumer demand for our products worldwide. Our advertising, marketing and promotional efforts consist of integrated marketing activities, including primarily Internet and print advertising; enhanced in-store displays and merchandising techniques executed in partnership with various wholesale customers; public relations and brand communications focused on our innovative apparel, footwear, accessories and equipment technologies, performance features and styling. Our key brand messages are reinforced consistently at our wholesale customers’ stores using concept shops, focus areas and other visual merchandising displays dedicated exclusively to selling our merchandise on a year-round basis. We also reinforce our marketing and product innovation messages through selected sponsorships of individual outdoor athletes, personalities and teams who serve as inspirational models of excellence to consumers and also through sponsorship of selected outdoor events and competitions.

Working Capital Utilization

We design, develop, market and distribute our products, but do not own or operate our own manufacturing facilities. As a result, most of our capital is invested in short-term working capital assets, including cash and cash equivalents, short-term investments, accounts receivable from customers, and finished goods inventory. At December 31, 2009, working capital assets accounted for approximately 76% of total assets. As a result, the degree to which we efficiently utilize our working capital assets can have a significant impact on our profitability and return on invested capital. The overall goals of our working capital management efforts are to maintain the minimum level of inventory necessary to deliver goods on time to our customers to satisfy end consumer demand, and to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers.

Demand Planning and Inventory Management

As a branded consumer products company, inventory represents one of the largest and riskiest capital commitments in our business model. We design and develop our seasonal product lines 12 to 18 months in advance of their availability to consumers in retail stores. As a result, our ability to estimate seasonal consumer demand and to purchase appropriate levels of finished goods from our suppliers can significantly affect our sales, gross margins and profitability. For this reason, we maintain and continue to make substantial investments in information systems, processes and personnel in support of our ongoing demand planning efforts. The goals of our demand planning efforts are to purchase an adequate amount of inventory to service a targeted percentage of total consumer demand while minimizing excess inventory to avoid the negative effect that liquidating excess, end-of-season goods at discounted prices has on our gross margins, profitability and brand strength.

In order to manage inventory risk, we use incentive discounts to encourage our wholesale customers to place advance orders approximately four to six months in advance of scheduled delivery. We use those advance orders, together with forecasted demand from our own retail stores, market trends, historical data, customer and sales feedback and several other important factors, to estimate the volumes of each product to purchase from our suppliers around the world. From the time of initial order through production, receipt and delivery, we attempt to manage our inventory to reduce risk.

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

Credit and Collection

We extend credit to our customers based on an assessment of each customer’s financial condition, generally without requiring collateral. To assist us in scheduling production with our suppliers and delivering seasonal products to our customers on time, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before peak seasonal shipping periods. These extended payment terms increase our exposure to the risk of uncollectible receivables. In order to manage the inherent risks of customer receivables, we maintain and continue to invest in information systems, processes and personnel skilled in credit and collections. In some markets and with some customers we use credit insurance or standby letters of credit to minimize our risk of credit loss.

Sourcing and Manufacturing

Virtually all of our products are manufactured to our specifications by independent factories located outside the United States. We believe that the use of independent factories enables us to substantially limit our capital expenditures and avoid the costs and risks associated with owning and operating large production facilities and managing large labor forces. We also believe that the use of independent factories greatly increases our production capacity, maximizes our flexibility and improves our product pricing. We generally do not maintain long-term manufacturing contracts; however, we believe that our long-term relationships with various factories will help to ensure that adequate sources are available to produce a sufficient supply of goods in a timely manner and on satisfactory economic terms in the future. In 2009, our four largest apparel factory groups accounted for approximately 15% of our total global apparel production and our four largest footwear factory groups accounted for approximately 66% of our total global footwear production. In addition, a single vendor supplies substantially all of the zippers used in our products. These companies, however, have multiple factory locations, many of which are in different countries, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on our business.

Our apparel is manufactured in more than 13 countries with Vietnam and China accounting for approximately 71% of our 2009 apparel production. Our footwear is manufactured in three countries, with China and Vietnam accounting for approximately 94% of our 2009 footwear production.

We maintain 13 manufacturing liaison offices in a total of seven Asian countries. We also maintain a manufacturing liaison office in Richmond, California. Personnel in these manufacturing liaison offices are direct employees of Columbia, and are responsible for overseeing production at our independent factories. We believe that having employees physically located in these regions enhances our ability to monitor factories for compliance with our policies, procedures and standards related to quality, delivery, pricing and labor practices. Our quality assurance process is designed to ensure that our products meet the highest quality standards. We believe that our quality assurance process is an important and effective means of maintaining the quality and reputation of our products.

Backlog

We typically receive the majority of our advance orders from our wholesale customers and independent distributors for the fall and spring seasons by March 31 and September 30, respectively, based upon customer ordering deadlines that we establish. As a result, our order backlog at each of March 31 and September 30 has historically been a meaningful indicator of anticipated sales to wholesale customers and independent distributors for the corresponding future period. Accordingly, we disclose our backlog at March 31 and at September 30 in our Quarterly Reports on Form 10-Q for those respective periods, rather than at December 31. Generally, orders are subject to cancellation prior to the date of shipment.

Our owned retail stores and e-commerce websites do not participate in the advance order program. Accordingly, to the extent that order cancellations from wholesale customers and independent distributors remain at elevated levels and our retail and e-commerce sales grow to represent a larger proportion of our total sales, our advance order backlog may become less indicative of anticipated sales for corresponding future periods.

Competition

The markets for sportswear, outerwear, footwear, accessories and equipment are highly competitive. In each of our geographic markets, we face significant competition from numerous and varying competitors. Some of our large wholesale customers also pose a significant competitive threat by marketing apparel, footwear and equipment under their own private labels. Our licensees operate in very competitive markets, such as those for watches, bicycles, leather outerwear and socks. In addition, our own retail channels expose us to competitors who operate retail stores in outlet malls and key metropolitan markets, as well as competitors who sell product online. We believe that the primary competitive factors in the market for active sportswear, outerwear, footwear, accessories and equipment are brand strength, product innovation, product design, functionality, durability and price.

Government Regulation

Many of our imports are subject to existing or potential governmental tariff and non-tariff barriers to trade, such as import duties and potential safeguard measures that may limit the quantity of various types of goods that may be imported into the United States and other countries. These trade barriers often represent a material portion of the cost of the merchandise. Our products are also subject to domestic and foreign product safety and environmental standards, laws and other regulations, which are increasingly restrictive and complex. Although we diligently monitor these standards and restrictions, the United States or other countries may impose new or adjusted quotas, duties, safety requirements, material restrictions, or other restrictions or regulations, any of which could have a material adverse effect on our results of operations and financial condition.

Employees

At December 31, 2009 we had the equivalent of 3,113 full-time employees. Of these employees, 1,773 were based in the United States, 835 in Asia, 359 in Europe and 146 in Canada.

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

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations or cash flows may be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Our Success Depends on Our Business Strategies

Our business strategies are to achieve sustainable, profitable growth by creating innovative products, elevating consumer perception of our brands, increasing consumer and retailer awareness and demand for our products, creating compelling retail environments, and building stronger emotional brand connections with consumers over time. We intend to pursue these strategies across extended product categories and in a growing number of geographic markets. We face many challenges in implementing our business strategies. For example, expansion of our direct-to-consumer business has required significant investments, yet, in the current macro-economic environment of economic uncertainty and weak consumer demand, this expansion may not have the desired effect of increasing demand for our products. Our ability to expand our global footwear business and European business may also be significantly limited as a result of global economic conditions and a general weakness in global consumer demand. The success of our retail and e-commerce initiatives depends on our ability to adapt our internal processes to facilitate direct-to-consumer sales, to effectively manage retail store and e-commerce inventory, to hire, retain and train personnel capable of managing retail and e-commerce operations, to identify and negotiate favorable terms for retail locations, to effectively manage construction, opening, and ongoing operations of stores globally and to manage the operation of our e-commerce platform effectively. The failure to implement our business strategies successfully could have a material adverse effect on our financial condition, results of operations or cash flows.

Our business strategies and related increased expenditures could also cause our operating margin to decline if we are unable to offset our increased spending with increased sales or gross margins, or comparable reductions in other operating costs. If our sales decline or fail to grow as planned and we fail to sufficiently reduce our operating expenses, our profitability will decline. This could result in a decision to delay, reduce, modify or terminate our strategic business initiatives, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We continue to expand into international markets where we have little sales or distribution experience and where our brands are not yet widely known. Expanding into new markets involves, among other things, gaining consumer acceptance and establishing and protecting intellectual property rights. Attracting superior retail channel partners and improving the sales productivity of our customers each depend on various factors, including the strength of our brand names, our ability to design and manufacture innovative products, competitive conditions, the availability of desirable locations and the negotiation of terms with customers. Future terms with customers may be less favorable to us than those under which we now operate. Large wholesale customers in particular increasingly seek to transfer various costs of business to their vendors, such as the cost of lost profits from promotional activity and product price markdowns, which could cause our gross margins to decline if we are unable to offset price reductions with comparable reductions in operating costs.

To implement our business strategy, we must continue to modify various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Changes in our business may place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we may have operating difficulties as a result. For example, our strategic initiatives, including the implementation of our retail store and e-commerce strategies, require significant management attention and corporate resources. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We May be Adversely Affected by Volatility in Global Production Costs

Our product costs are subject to substantial fluctuation based on changes in labor markets in certain Asian countries, particularly China and Vietnam, interest rates, currency exchange rates, global oil markets, production capacity at independent factories, and general economic conditions. For example, volatility in global oil markets has resulted in fluctuating fuel and product prices and caused costs to produce our products through independent contractors to change, sometimes significantly. Because we price our products in advance and the external cost changes may be difficult to predict, we may not be able to adjust our pricing structure in a timely manner in order to remain competitive, which could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, since the majority of our products are manufactured outside of our principal sales markets, our products must be transported by third parties over large geographical distances and volatile fuel costs can result in rapidly changing transportation costs.

We May be Adversely Affected by the Financial Health of our Customers

Sluggish economies and consumer uncertainty regarding future economic prospects in our key markets are having an adverse effect on the financial health of our customers, some of whom have filed or may file for protection under bankruptcy laws, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers based on an assessment of the customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation or reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant wholesale customers have liquidated or reorganized, while others have had financial difficulties in the past and have recently experienced tightened credit markets and declining sales and profitability on a comparable store basis, which in turn has an adverse effect on our business. We may reduce our level of business with customers experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial position, results of operations or cash flows.

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

Historically we have limited our reliance on long-term debt to finance our working capital, capital expenditures and investing activity requirements. We expect to fund our future capital expenditures with existing cash, expected operating cash flows and credit facilities, but if the need arises to finance additional expenditures, we may need to seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.

Our Results of Operations Could be Materially Harmed If We Are Unable to Accurately Forecast Demand for Our Products

Many factors may significantly affect demand for our products, including, among other things, economic conditions, fashion trends, consumer preferences and weather, making it difficult to accurately forecast demand for our products and our future results of operations. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place some orders for our products with independent factories prior to receiving all of our customers’ orders and we maintain an inventory of various products that we anticipate will be in greater demand. In addition, customers are generally allowed to cancel orders prior to shipment with sufficient notice. During periods of weak economic conditions we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of certain customers’ operations. Particularly in light of current economic conditions, we may not be able to sell all of the products we have ordered from independent factories or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through discount retail channels, which could have a material adverse effect on our brand image, financial condition, results of operations or cash flows. For certain demand planning functions, we rely on manual processes and judgment that are difficult to control and are subject to human error.

Conversely, if we underestimate demand for our products or if our independent factories are unable to supply products when we need them, we may experience inventory shortages. Inventory shortages might prevent us from fulfilling customer orders, delay shipments to customers, negatively affect customer relationships, and diminish our ability to build brand loyalty.

We May be Adversely Affected by Weather Conditions

Our business is adversely affected by unseasonable weather conditions. A significant portion of the sales of our sportswear, outerwear, footwear, accessories and equipment is dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring and summer may have a material adverse effect on our financial condition, results of operations or cash flows. For example, in spring 2008, unseasonably cool weather in the United States caused customers to delay, and in some cases reduce or cancel, orders for our sportswear and footwear, which had an adverse effect on our net sales and profitability. Inventory accumulation by our wholesale customers resulting from unseasonable weather in one season may negatively affect orders in future seasons, which may have a material adverse effect on our financial condition, results of operations or cash flows in future periods.

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

As a global company, we determine our income tax liability in various competing tax jurisdictions based on a careful analysis and interpretation of local tax laws and regulations. This analysis requires a significant amount of judgment and estimation and is often based on various assumptions about the future actions of the local tax authorities. These determinations are the subject of periodic domestic and foreign tax audits. Although we accrue for uncertain tax positions, our accrual may be insufficient to satisfy unfavorable findings, which by their nature cannot be predicted with certainty. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods, which may have a material adverse effect on our financial condition, results of operations or cash flows. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements.

In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, anti-dumping penalties or other charges or restrictions, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

We Operate in Very Competitive Markets

The markets for sportswear, outerwear, footwear, accessories and equipment are highly competitive, as are the markets for our licensed products. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories and equipment companies.

Retailers who are our customers often pose our most significant competitive threat by marketing apparel, footwear and equipment under their own private labels. For example, in the United States, several of our largest customers have developed significant private label brands during the past decade that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advance orders with us in order to manage their own inventory levels downward during weak economic cycles.

We also compete with other companies for the production capacity of independent factories that produce our products and for import quota capacity. Many of our competitors are significantly larger than us, have substantially greater financial, distribution, marketing and other resources than we have, and have achieved greater brand strength than we have.

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

We Face Risks Associated with Consumer Preferences and Fashion Trends

Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, changes in fashion trends may have a greater impact than in the past as we expand our offerings to include more product categories in more geographic areas. We also face risks because our business requires us and our customers to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk through early order commitments by retailers, we must generally place a significant portion of our seasonal production orders with our independent factories before we have received all of a season’s orders, and orders may be cancelled by customers before shipment. If we or our customers fail to anticipate and respond to consumer preferences, we may have lower sales, excess inventories and lower profit margins, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

Our Success Depends on Our Use and Protection of Intellectual Property Rights

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

Although we have not been materially inhibited from selling products in connection with patent, trademark and trade dress disputes, as we focus on innovation in our product lines, extend our brand into new product categories and expand the geographic scope of our marketing, we may become subject to litigation based on allegations of the infringement of intellectual property rights of third parties including third party trademark, copyright and patent rights. An increasing number of our products include technologies and/or designs for which we have obtained or applied for patent protection. Failure to successfully obtain and maintain patents on these innovations could negatively affect our ability to market and sell our products. Future litigation also may be necessary to defend against such claims or to enforce and protect our intellectual property rights. Any intellectual property litigation may be costly and may divert management’s attention from the operation of our business. Adverse determinations in any litigation may result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. This may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our current distribution facilities are designed to handle significantly greater volumes of product shipments than our business is currently generating, especially our European distribution center in Cambrai, France. The fixed costs associated with owning, operating and maintaining these large, highly-automated distribution centers during a period of economic weakness and declining sales could result in lower operating efficiencies and financial deleverage. This fixed cost structure may make it difficult for us to maintain profitability if sales volumes continue to decline for an extended period of time and could have a material adverse effect on our financial condition, results of operations or cash flows.

Our distribution facilities may also be interrupted by disasters, such as earthquakes (which are known to occur in the Northwestern United States) or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that may be caused by significant disruptions in our distribution facilities.

We Rely on Our Highly-customized Information Management Systems

Our business is increasingly reliant on information technology. Information systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication between employees, with our subsidiaries and liaison offices overseas, as well as with our customers and retail stores. We also rely on our information systems to allocate resources, develop demand plans and forecast operating results. System failures, breaches of confidential information, or service interruptions may occur as the result of a number of factors, including computer viruses, programming errors, hacking or other unlawful activities by third parties, disasters, or our failure to properly maintain systems redundancy, or to protect, repair, maintain, or upgrade our systems. Any breach or interruption of critical business information systems could have a material adverse effect on our financial condition, results of operations or cash flows.

Our primary enterprise resource planning system is highly customized to our business. As a result, the availability of internal and external resources with the expertise to maintain our enterprise resource planning system is limited. We may experience difficulties if we transition to new or upgraded systems, including loss of data and decreases in productivity as our personnel become familiar with new systems. In addition, transitioning to new or upgraded systems could require significant capital investments. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our financial condition, results of operations or cash flows.

As we implement our direct-to-consumer initiatives and plan for future growth, our customized enterprise resource planning system may inhibit our ability to operate efficiently, which could have an adverse effect on our results of operations. For example, our enterprise resource planning system may not be compatible with other systems to support desired functionality for our operations.

We May be Adversely Affected by Currency Exchange Rate Fluctuations

Although the majority of our product purchases are denominated in U.S. dollars, the cost of these products may be affected by the relative changes in the value of the local currency of the manufacturer. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Because the primary currency of many of our subsidiaries is not the U.S. dollar, we are exposed to potentially material gains or losses from the remeasurement of monetary transactions into the U.S. dollar. Currency exchange rate fluctuations may also disrupt the business of the independent factories that produce our products by making their purchases of raw materials more expensive and more difficult to finance. As a result, currency fluctuations may have a material adverse effect on our financial condition, results of operations or cash flows.

Our Investments May be Adversely Affected by an Economic Downturn or Economic Uncertainty

Our investment portfolio is subject to a number of risks and uncertainties. Changes in market conditions, such as those that accompany an economic downturn or economic uncertainty, may negatively affect the value and liquidity of our investment portfolio, perhaps significantly. Our ability to find diversified investments that are both safe and liquid and that provide a reasonable return may be impaired, resulting in lower interest income, less diversification, longer investment maturities and/or higher other-than-temporary impairments.

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

We Depend on Independent Factories

Our products are produced by independent factories worldwide. We do not operate or own any production facilities. Although we enter into purchase order commitments with these independent factories each season, we generally do not maintain long-term manufacturing commitments with them. Because of these factors, independent factories may fail to perform as expected or our competitors may obtain production or quota capacities that effectively limit or eliminate the availability of these resources to us. If an independent manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary production or quota capacities, we may miss delivery deadlines or incur additional costs, which may result in cancellation of orders, refusal to accept deliveries, a reduction in purchase prices, or increased costs, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

Reliance on independent factories also creates quality control risks. A failure in our quality control program may result in diminished product quality, which may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

We Depend on Key Suppliers

Some of the materials that we use may be available from only one source or a very limited number of sources. For example, some specialty fabrics are manufactured to our specification by one source or a few sources, and zippers are supplied by one manufacturer. From time to time, we have difficulty satisfying our raw material and finished goods requirements. Although we believe that we can identify and qualify additional independent factories to produce these materials as necessary, there are no guarantees that additional independent factories will be available. In addition, depending on the timing, any changes may result in increased costs or production delays, which may have a material adverse effect on our financial condition, results of operations or cash flows.

We Depend on Key Personnel

Our future success will depend in part on the continued service of key personnel and our ability to attract and retain key managers, designers, sales people and others. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors in and around Portland, Oregon. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our Products Are Subject to Increasing Product Regulations and We Face Risks of Product Liability and Warranty Claims

Our products are subject to increasingly stringent and complex domestic and foreign product labeling and performance and safety standards, laws and other regulations. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery or mandated recall or destruction of inventory shipments during key seasons or in other financial penalties. Significant or continuing noncompliance with these standards and laws could harm our reputation and, as a result, could have a material adverse effect on our financial condition, results of operations or cash flows.

Our products are used in outdoor activities, sometimes in severe conditions. Product recalls or product liability claims in the future, resulting from the alleged failure of our products, could have a material adverse effect on our financial condition, results of operations or cash flows. Some of our products carry warranties for defects in quality and workmanship. We maintain a warranty reserve for future warranty claims, but the actual costs of servicing future warranty claims may exceed the reserve, which may also have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Following is a summary of principal properties owned or leased by us.

Corporate Headquarters:	Europe Headquarters (2):
Portland, Oregon (1 location)— owned	Geneva, Switzerland (1 location)—leased
U.S. Distribution Facilities:	Europe Administrative Operation:
Portland, Oregon (1 location)—owned	Strasbourg, France (1 location)—owned
Robards, Kentucky (1 location)—owned	Europe Distribution Facility:
Canadian Operation and Distribution Facilities (1):	Cambrai, France (1 location)—owned
Strathroy, Ontario (2 locations)—1 owned, 1 leased

(1)	Lease expires in December 2011.
(2)	Lease expires in June 2010.

In addition, as of December 31, 2009, we leased over 100 locations globally for the operation of our branded and outlet retail stores. We also have several leases globally for office space, warehouse facilities, storage space, vehicles and equipment, among other things. See Note 11 of Notes to Consolidated Financial Statements for further lease-related disclosures.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	[RESERVED]

Item 4A.	EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The following table sets forth our executive officers and certain key employees. All information is as of the date of the filing of this report.

Name	Age	Position
Gertrude Boyle	86	Chairman of the Board (1)
Timothy P. Boyle	60	President, Chief Executive Officer, Director (1)
Darwin K. Agena	51	Vice President, Chief Information Officer
Kerry W. Barnes	59	Vice President of Retail
Timothy C. Bartels	45	Vice President of Global Footwear Sales
Peter J. Bragdon	47	Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary (1)
Thomas B. Cusick	42	Senior Vice President, Chief Financial Officer and Treasurer (1)
Daniel A. Dougherty	57	Vice President Global Distribution
Mitchell C. Fields	62	Vice President of Global Apparel Sales
James T. Gorman	62	Vice President Footwear Manufacturing
Daniel G. Hanson	51	Vice President of Marketing
Lisa A. Kulok	44	Vice President Global Marketplace Planning and Customer Operations
Michael W. McCormick	47	Executive Vice President of Global Sales and Marketing (1)
Mark J. Nenow	52	Vice President of Global Footwear Merchandising
Susan S. Parham	51	Vice President Global Apparel, Accessories and Equipment
Susan G. Popp	54	Vice President of Global Human Resources (1)
Bryan L. Timm	46	Executive Vice President and Chief Operating Officer (1)
William Tung	45	Vice President of Latin America and Asia Pacific (1)
Patrick J. Werner	54	Vice President of Global Apparel Manufacturing

(1)	These individuals are considered Executive Officers of Columbia.

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

Darwin K. Agena joined Columbia in January 2008 as Chief Information Officer and was named Vice President, Chief Information Officer in October 2009. From 2004 to 2007, Mr. Agena served as Vice President of Management Information Systems at Warner Bros. Entertainment. From 1988 to 2004, Mr. Agena held various positions at Colgate Palmolive Company.

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

Peter J. Bragdon became Vice President and General Counsel, Secretary of Columbia in July 2004 and was named Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary in January 2010. From 1999 to January 2003, Mr. Bragdon served as Senior Counsel and Director of Intellectual Property for Columbia. Mr. Bragdon served as Chief of Staff in the Oregon Governor’s office from January 2003 through June 2004. From 1993 to 1999, Mr. Bragdon was an attorney in the corporate securities and finance group at Stoel Rives LLP. Mr. Bragdon served as Special Assistant Attorney General for the Oregon Department of Justice for seven months in 1996.

Thomas B. Cusick joined Columbia in September 2002 as Corporate Controller, was named Vice President and Corporate Controller in March 2006, was named Vice President and Chief Accounting Officer in May 2008, was named Vice President, Chief Financial Officer and Treasurer in January 2009, and was named Senior Vice President, Chief Financial Officer and Treasurer in January 2010. From 1995 to 2002, Mr. Cusick worked for Cadence Design Systems (and OrCAD, a company acquired by Cadence in 1999), which operates in the electronic design automation industry, in various financial management positions. From 1990 to 1995, Mr. Cusick was an accountant with KPMG LLP.

Daniel A. Dougherty joined Columbia in December 1997 and was named Vice President of Global Distribution in October 2009. From 1989 to 1996, Mr. Dougherty worked for Glen Oaks Industries, Inc., where he served as Vice President of Distribution. Prior to that, Mr. Dougherty served as Vice President at both Fussell & Associates, Inc. and Burton & Associates, Inc.

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

James T. Gorman joined Columbia in October 2009 as Vice President Footwear Manufacturing. From 2001 to 2009, Mr. Gorman was President and Founder of Momentum Brand Group, LLC. From 1997 to 2000, Mr. Gorman served as President of PUMA North America, Inc., and from 1994 to 1997, Mr. Gorman served as CEO of Diadora America, Inc. From 1990 to 1993, Mr. Gorman was Senior Vice President Logistics for adidas A.G., and from 1972 to 1990, Mr. Gorman held several key positions at NIKE, Inc., including Divisional Vice President.

Daniel G. Hanson joined Columbia in September 1989 and held various management positions in sales and marketing until 1996, when he became Director of Marketing Communications. In March 2006 Mr. Hanson was named Vice President of Marketing. From 1982 to 1989, Mr. Hanson worked for Helly Hansen AS, where he served as United States Marketing Manager from 1986 to 1989.

Lisa A. Kulok joined Columbia in February 2008 as Senior Director of Global Planning and was named Vice President of Global Marketplace Planning and Customer Operations in October 2009. From 1987 to 2007, Ms. Kulok held various leadership positions at NIKE, Inc., including USA Apparel Marketplace Planning Director and Director of Regional Planning.

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

Mark J. Nenow joined Columbia in May 2007 as Vice President of Global Footwear Merchandising. From 2006 to 2007, Mr. Nenow served as Vice President of Global Footwear Merchandising at Brooks Sports. From 1995 to 2006, Mr. Nenow worked for NIKE, Inc., where he held various product line management positions in the running and outdoor categories. Prior to his footwear career, Mr. Nenow was a professional track and field athlete and held the American track record for the 10,000 meters from 1986 to 2003.

Susan G. Popp joined Columbia in April 1997 as Human Resources Manager and was named Human Resources Director in May 2004. In March 2006, Ms. Popp was named Vice President of Global Human Resources. Prior to joining Columbia, Ms. Popp held Human Resource positions at NIKE, Inc. from 1996 to 1997; at Avia from 1994 to 1996; and at Blue Cross and Blue Shield of Oregon from 1981 to 1993.

Susan S. Parham joined Columbia in January 2010 as Vice President Global Apparel, Accessories and Equipment. From 1998 to 2010, Mrs. Parham served as President and Founder of the consulting firm Lessons Learned. From 1990 to 1998, Mrs. Parham held several leadership positions at NIKE, Inc., including Director of U.S. Apparel Merchandising and General Merchandising Manager of Nike Retail.

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

Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol “COLM.” At February 26, 2010, we had approximately 472 shareholders of record.

Following are the quarterly high and low closing prices for our Common Stock for the years ended December 31, 2009 and 2008:

	HIGH	LOW	DIVIDENDS DECLARED
2009
First Quarter	$35.93	$25.22	$0.16
Second Quarter	$37.53	$29.90	$0.16
Third Quarter	$42.87	$30.05	$0.16
Fourth Quarter	$45.00	$37.60	$0.18

2008
First Quarter	$44.74	$35.80	$0.16
Second Quarter	$46.26	$36.75	$0.16
Third Quarter	$46.98	$33.72	$0.16
Fourth Quarter	$40.90	$28.93	$0.16

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

Performance Graph

The line graph below compares the cumulative total shareholder return of our Common Stock with the cumulative total return of the Standard & Poor’s (“S&P”) 400 Mid-Cap Index and the Russell 3000 Textiles Apparel Manufacturers for the period beginning December 31, 2004 and ending December 31, 2009. The graph assumes that $100 was invested on December 31, 2004, and that any dividends were reinvested.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Columbia Sportswear Company

Stock Price Performance

December 31, 2004—December 31, 2009

Total Return Analysis
	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Columbia Sportswear Co.	$100.00	$80.07	$93.66	$74.88	$61.07	$68.74
S&P 400 Mid-Cap Index	$100.00	$112.55	$124.16	$134.05	$85.47	$117.41
Russell 3000 Textiles Apparel Mfrs.	$100.00	$105.39	$135.66	$104.09	$61.25	$86.82

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K for information regarding our securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 to October 31, 2009	—	—	—	$95,167,000
November 1, 2009 to November 30, 2009	67,500	$38.02	67,500	$92,601,000
December 1, 2009 to December 31, 2009	—	—	—	$92,601,000

Total	67,500	$38.02	67,500	$92,601,000

(1)	Since the inception of the Company’s stock repurchase plan in April 2004 through December 31, 2009, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of December 31, 2009, the Company has repurchased 8,897,957 shares under this program at an aggregate purchase price of approximately $407,399,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2009 have been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Accompanying Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Year Ended December 31,
	2009	2008	2007	2006	2005 (1)
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,244,023	$1,317,835	$1,356,039	$1,287,672	$1,155,791
Net income	67,021	95,047	144,452	123,018	130,736
Per Share of Common Stock Data: Earnings per share:
Basic	$1.98	$2.75	$4.00	$3.39	$3.39
Diluted	1.97	2.74	3.96	3.36	3.36
Cash dividends per share	0.66	0.64	0.58	0.14	—
Weighted average shares outstanding:
Basic	33,846	34,610	36,106	36,245	38,549
Diluted	33,981	34,711	36,434	36,644	38,943

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$1,212,883	$1,148,236	$1,166,481	$1,027,289	$967,640
Long-term obligations, net of current maturities	—	15	61	136	7,414

(1)	Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which was codified into Topic 718 Stock Compensation in the Accounting Standards Codification (“ASC”). Under this standard, compensation expense is recognized in the Consolidated Statement of Operations for the fair value of employee stock-based compensation. Prior to the adoption of this standard, we accounted for stock-based compensation using the intrinsic value method, which results in no compensation expense recognized because the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of grant. If we had applied the fair value recognition provisions of ASC Topic 718 to stock-based compensation for the year ended December 31, 2005, net income would have been $122,513,000 and basic and diluted earnings per share would have been $3.18 and $3.14, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report, including Item 1 of Part I and Items 6 and 6A of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales across markets, distribution channels and product categories, access to raw materials and factory capacity, financing and working capital requirements and resources and our exposure to market risk associated with interest rates and foreign currency exchange rates.

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

Our Business

As one of the largest outdoor apparel and footwear companies in the world, we design, develop, market and distribute active outdoor apparel, footwear, accessories and equipment under the Columbia, Mountain Hardwear, Sorel, Montrail, and Pacific Trail brands. Our products are sold through a mix of wholesale distribution channels, independent distributors, our own retail channels and licensees.

The popularity of outdoor activities and changing design trends affect consumer desire for our products. Therefore, we seek to anticipate and respond to trends and shifts in consumer preferences by adjusting the mix of available product offerings, developing new products with innovative performance features and designs, and by creating persuasive and memorable marketing communications to drive consumer awareness and demand. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.

Business Environment

Like other branded consumer product companies, our business is heavily dependent upon discretionary consumer spending patterns. Our net sales volumes have been negatively affected by the volatility of the global economy and its impact on consumer purchasing behavior, and retailers’ behavior related to advance orders, replenishment orders, order cancellations and seasonal reorders. Consequences of the economic environment during the past 18 months include tightening of credit for some of our wholesale customers and consumers and a significant slowing of retail sales. This has resulted in, and could continue to result in, liquidations and reorganization of several of our wholesale customers and a more cautious approach by many of our wholesale customers when placing advance orders for seasonal products. It also affects decisions regarding reducing, delaying delivery of, or cancelling advance orders prior to shipment. In addition, the effects of foreign currency exchange rates may amplify any revenue declines if the U.S. dollar strengthens compared to local currencies in our direct markets, as we have experienced in some markets.

We believe that we have appropriately factored our historical experiences, incremental sales from our new retail stores and e-commerce platform, and the estimated effect of changes in foreign currency exchange rates into our outlook for fiscal year 2010. However, unfavorable and unprecedented global economic conditions have increased the uncertainty of our planning and forecasts. In this challenging economic environment, we are also mindful of our reliance on the overall financial health of our wholesale customers and their ability to continue to access credit markets to fund their inventory purchases and day-to-day operations.

The business climate continues to present us with a great deal of uncertainty, with a number of variables that we rely on for planning purposes moving in opposing directions and making it more difficult to predict the future. Factors that could significantly affect our 2010 outlook include:

•	Fluctuating currency exchange rates;

•	Changes in mix and volume of full price sales in contrast with closeout product sales;

•	Changes in the volume of order cancellations and reorders;

•	Incremental sales through our expanding retail and e-commerce operations, which are not included in backlog;

•	Changes in consumer activity and sales fluctuations in our retail stores; and

•	Changes in spending levels related to strategic initiatives and cost-containment efforts.

Although we cannot predict future results with certainty and despite current global economic conditions, we are committed to our strategies, which focus on product innovation and using our portfolio of outdoor brands to meet the needs of outdoor consumers. Our direct-to-consumer initiatives include our retail expansion plans and e-commerce platforms. We believe that our commitment to invest in these strategies, while maintaining a well-developed sourcing and distribution infrastructure, positions us well to establish sustainable platforms that will support long-term growth and profitability.

Overview

The following discussion of our results of operations and liquidity and capital resources, including known trends and uncertainties identified by management, should be read in conjunction with the Consolidated Financial Statements and accompanying Notes that appear elsewhere in this annual report.

All references to years relate to the calendar year ended December 31. Highlights for the year ended December 31, 2009 include the following:

•

Net sales decreased $73.8 million, or 6%, to $1,244.0 million in 2009 from $1,317.8 million in 2008. Changes in foreign currency exchange rates compared with 2008 negatively affected the consolidated net sales comparison by approximately one percentage point. The decrease in net sales was primarily the result of decreased sales of Columbia-branded products in the EMEA region and Canada, partially offset by increased sales of Columbia-branded products in the United States and the LAAP region. Difficult economic conditions worldwide negatively affected our net sales during 2009 as initial orders for our wholesale businesses declined for the spring and fall 2009 selling seasons. In addition, customer order cancellation rates were higher and reorder rates were lower for our spring 2009 selling season, with some improvement in cancellation and reorder rates for our fall 2009 selling season.

	Year Ended December 31,
	2009	2008	% Change
	(In millions, except for percentage changes)
Geographical Net Sales to Unrelated Entities:
United States	$736.9	$727.7	1%
EMEA	197.4	267.2	(26)%
LAAP	203.2	198.2	3%
Canada	106.5	124.7	(15)%

	$1,244.0	$1,317.8	(6)%
Categorical Net Sales to Unrelated Entities:
Sportswear	$472.5	$540.9	(13)%
Outerwear	482.5	491.7	(2)%
Footwear	214.6	217.2	(1)%
Accessories and Equipment	74.4	68.0	9%

	$1,244.0	$1,317.8	(6)%
Brand Net Sales to Unrelated Entities:
Columbia	$1,072.5	$1,162.0	(8)%
Mountain Hardwear	100.5	95.0	6%
Sorel	60.6	48.1	26%
Other	10.4	12.7	(18)%

	$1,244.0	$1,317.8	(6)%

•

Our wholesale backlog for the spring 2010 selling season as of September 30, 2009 decreased $20.1 million, or 5%, to $350.8 million from $370.9 million as of September 30, 2008, including a benefit of approximately two percentage points from changes in foreign currency exchange rates compared with 2008. The decrease in our spring wholesale backlog consisted of a decline in orders from EMEA distributors, our EMEA direct business and LAAP distributors, partially offset by an increase in orders in Japan. Spring wholesale backlog for the United States and Canada was essentially flat compared to 2008. The decrease in orders, categorically, was driven primarily by a decline in orders of Columbia-branded sportswear. Although we cannot predict with certainty any future results, our reported wholesale backlog is one indicator of our anticipated wholesale net sales for the spring 2010 selling season. Many factors, however, could cause actual sales to differ materially from reported wholesale backlog, including the potential cancellation of orders by customers, which was significant for spring 2009 products, changes in the volume of closeout products sales, changes in foreign currency exchange rates and macroeconomic conditions. In addition, we expect incremental sales through our direct-to-consumer operations, which are not included in wholesale backlog, to affect actual sales comparisons for the spring 2010 season. Our spring 2010 wholesale backlog should not be used as a sole indicator of, or in forecasting, sales beyond the spring 2010 selling season.

•

Gross profit decreased 100 basis points to 42.1% in 2009 from 43.1% in 2008. Gross profit margins contracted primarily as a result of a higher volume of close-out product sales at lower gross margins and unfavorable hedge rates.

•

Selling, general and administrative expense increased $14.3 million, or 3%, to $444.7 million in 2009 from $430.4 million in 2008. This increase was primarily due to initial investment and incremental operating costs in support of our direct-to-consumer initiatives and increased incentive compensation and professional fees, partially offset by reduced advertising and bad debt expense.

•

Net income decreased 29% to $67.0 million in 2009 from $95.0 million in 2008, and diluted earnings per share decreased to $1.97 in 2009 compared to $2.74 in 2008, which included a $0.46 per diluted share after-tax impairment charge. Net income in 2009 was unfavorably affected by lower revenues and gross profit margins and increased selling, general and administrative expenses compared to 2008. Our effective tax rate was 25.4% in 2009 compared to 24.7% in 2008.

•

Since the inception of our stock repurchase plan in 2004 through December 31, 2009, our Board of Directors has authorized the repurchase of $500 million of our common stock. As of December 31, 2009, we have repurchased 8,897,957 shares under this program at an aggregate purchase price of approximately $407.4 million. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Results of Operations

Net income decreased $28.0 million, or 29%, to $67.0 million in 2009 from $95.0 million in 2008. Diluted earnings per share decreased to $1.97 in 2009 from $2.74 in 2008, which included a $0.46 per diluted share after-tax impairment charge. Net income decreased $49.5 million, or 34%, to $95.0 million in 2008 from $144.5 million in 2007. Diluted earnings per share decreased to $2.74 in 2008, which included a $0.46 per diluted share after-tax impairment charge, from $3.96 in 2007.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Consolidated Statements of Operations:

	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.9	56.9	57.2

Gross profit	42.1	43.1	42.8
Selling, general and administrative expense	35.7	32.7	28.5
Impairment of acquired intangible assets	—	1.9	—
Net licensing income	0.7	0.5	0.4

Income from operations	7.1	9.0	14.7
Interest income, net	0.1	0.6	0.6

Income before income tax	7.2	9.6	15.3
Income tax expense	(1.8)	(2.4)	(4.6)

Net income	5.4%	7.2%	10.7%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales:    Consolidated net sales decreased $73.8 million, or 6%, to $1,244.0 million in 2009 from $1,317.8 million in 2008. Changes in foreign currency exchange rates compared with 2008 negatively affected the consolidated net sales comparison by approximately one percentage point. The decrease in net sales was led by the EMEA region and Canada, partially offset by increased net sales in the United States and the LAAP region. By product category, the reduction in net sales was led by sportswear, followed by outerwear and footwear, partially offset by increased net sales of accessories and equipment.

Sales by Product Category

Net sales of sportswear decreased $68.4 million, or 13%, to $472.5 million in 2009 from $540.9 million in 2008. The decrease in sportswear net sales consisted of decreased net sales in the United States wholesale business, the EMEA direct and distributor businesses, Canada and the LAAP distributor business, partially offset by increased net sales in our United States retail business, Japan and Korea. By brand, the decrease in net sales of Columbia-branded sportswear was partially offset by increased net sales of Mountain Hardwear-branded sportswear. We primarily attribute the decrease in wholesale net sales of Columbia-branded sportswear to lower initial order volumes.

Net sales of outerwear decreased $9.2 million, or 2%, to $482.5 million in 2009 from $491.7 million in 2008. The decrease in outerwear net sales consisted of decreased net sales in the EMEA direct and distributor businesses, the LAAP distributor business, Canada and the United States wholesale business, partially offset by increased net sales in our United States retail business, Japan and Korea. By brand, the decrease in net sales of Columbia-branded outerwear was partially offset by increased net sales of Mountain Hardwear-branded outerwear. We primarily attribute the decrease in wholesale net sales of Columbia-branded outerwear to lower initial order volumes.

Net sales of footwear decreased $2.6 million, or 1%, to $214.6 million in 2009 from $217.2 million in 2008. The decrease in footwear net sales was concentrated in the EMEA distributor business, followed by the United States wholesale and LAAP distributor businesses, partially offset by increased net sales of footwear in our United States retail business, Japan and Canada. Footwear net sales were essentially flat in the EMEA direct business and Korea. By brand, the decrease in net sales of Columbia-branded footwear was partially offset by increased net sales of Sorel-branded footwear. Net sales of Sorel-branded footwear increased in all regions and businesses except the EMEA distributor business. The decrease in footwear net sales to EMEA distributors primarily reflects lower Columbia-branded product net sales to our largest customer in that region and a shift in the timing of shipments as a smaller percentage of spring 2010 shipments occurred in the fourth quarter of 2009, while a higher percentage of spring 2009 shipments occurred in the fourth quarter of 2008.

Net sales of accessories and equipment increased $6.4 million, or 9%, to $74.4 million in 2009 from $68.0 million in 2008. Accessories and equipment sales growth was concentrated in Columbia-branded accessories and equipment and led by the United States and the LAAP region, followed by Canada, partially offset by a decrease in net sales in the EMEA region.

Sales by Geographic Region

Net sales in the United States increased $9.2 million, or 1%, to $736.9 million in 2009 from $727.7 million in 2008. The increase in net sales in the United States was led by outerwear, followed by footwear and accessories and equipment, partially offset by decreased net sales of sportswear. A net sales increase through our retail channels was partially offset by a net sales decrease in our wholesale business. During 2009, we opened 11 new outlet retail stores in the United States, ending the year with 39 outlet retail stores and 6 branded retail stores. In addition, we launched e-commerce websites for the Columbia brand in the third quarter of 2009 and for the Sorel brand in the fourth quarter of 2009.

Net sales in the EMEA region decreased $69.8 million, or 26%, to $197.4 million in 2009 from $267.2 million in 2008. Changes in foreign currency exchange rates compared to 2008 negatively affected the net sales comparison by three percentage points. The decrease in net sales in the EMEA region was led by sportswear and outerwear, followed by footwear and accessories and equipment. Net sales decreased for both the EMEA distributor and EMEA direct businesses. The decrease in net sales to EMEA distributors primarily reflects lower Columbia-branded product net sales to our largest distributor in the region and a shift in the timing of shipments as a smaller percentage of spring 2010 shipments occurred in the fourth quarter of 2009, while a higher percentage of spring 2009 shipments occurred in the fourth quarter of 2008. The decrease in EMEA direct net sales was consistent with lower advance order volumes due in part to continued product assortment and marketing challenges.

Net sales in the LAAP region increased $5.0 million, or 3%, to $203.2 million in 2009 from $198.2 million in 2008. Changes in foreign currency exchange rates contributed two percentage points of benefit to LAAP net sales compared to 2008. The net sales increase in the LAAP region was led by outerwear, followed by accessories and equipment and footwear, partially offset by a net sales decrease in sportswear. Net sales growth in the LAAP region was led by our Japan business, which benefited from foreign currency exchange rates, followed by our Korea business, partially offset by a net sales decrease in our LAAP distributor business.

Net sales in Canada decreased $18.2 million, or 15%, to $106.5 million in 2009 from $124.7 million in 2008. Changes in foreign currency exchange rates compared to 2008 negatively affected the net sales comparison by seven percentage points. The decrease in net sales in Canada was led by sportswear and outerwear, partially offset by increased net sales of footwear and accessories and equipment. The decrease in net sales was consistent with lower advance order volumes of Columbia-branded products due in part to planned reductions in certain channels of distribution.

Gross Profit:    Gross profit as a percentage of net sales decreased to 42.1% in 2009 from 43.1% in 2008. Gross profit margins contracted primarily as a result of a higher volume of close-out product sales at lower gross margins and unfavorable hedge rates.

Our gross profits may not be comparable to those of other companies in our industry because some include all of the costs related to their distribution network in cost of sales. We, like others, have chosen to include these expenses as a component of selling, general and administrative expense.

Selling, General and Administrative Expense:    Selling, general and administrative expense (“SG&A”) includes all costs associated with our design, merchandising, marketing, selling, distribution and corporate functions, including related depreciation and amortization.

SG&A expense increased $14.3 million, or 3%, to $444.7 million in 2009 from $430.4 million in 2008. As a percentage of net sales, SG&A expense increased to 35.7% of net sales in 2009 from 32.7% of net sales in 2008. The increase in SG&A expense as a percentage of net sales was largely the result of reduced net sales in our wholesale business coupled with an increased fixed cost base related to our expanding direct-to-consumer operations and increased incentive compensation and professional fees, partially offset by reduced advertising and bad debt expense.

Selling expenses, including commissions and advertising, decreased $17.0 million, or 14%, to 8.4% of net sales in 2009 from 9.2% of net sales in 2008. We attribute the decrease in selling expenses as a percentage of net sales to lower commission expense as relationships with certain independent sales agencies in the United States and the EMEA region have been discontinued and replaced by in-house sales operations. Operating expenses for the in-house sales organization are included in general and administrative expenses.

General and administrative expenses increased $31.3 million, or 10%, to 27.4% of net sales in 2009 from 23.4% of net sales for the comparable period in 2008. The increase in general and administrative expenses as a percentage of net sales was primarily due to incremental operating costs in support our direct-to-consumer initiatives and the expansion of our in-house sales organization, partially offset by lower bad debt expense. Depreciation and amortization included in SG&A expense totaled $35.5 million for 2009, compared to $30.1 million for the same period in 2008.

Impairment of Acquired Intangible Assets:    We did not incur any impairment of acquired intangible assets in 2009. During the fourth quarter of 2008, we incurred a $24.7 million non-cash pre-tax charge, or approximately $0.46 per diluted share after tax, for the write-down of acquired intangible assets related to our acquisitions of the Pacific Trail and Montrail brands in 2006. The impairment charge related primarily to goodwill and trademarks and resulted from our annual evaluation of intangible asset values. These brands had not achieved our sales and profitability objectives and the deterioration in the macro-economic environment and resulting effect on consumer demand have decreased the probability of realizing these objectives in the near future. We remain committed to marketing and distributing Montrail-branded footwear through the outdoor specialty, running specialty and sporting goods channels. Beginning in 2009, Pacific Trail products are sold primarily through licensing arrangements.

Net Licensing Income:    Net licensing income increased $2.4 million, or 40%, to $8.4 million in 2009 from $6.0 million in 2008. The increase in net licensing income was primarily due to increased apparel and footwear licensing in the LAAP region. Products distributed by our licensees in 2009 included apparel, footwear, leather accessories, eyewear, socks, insulated products including soft-sided coolers, camping gear, bicycles, home products, luggage, watches and other accessories.

Interest Income, Net:    Interest income was $2.1 million in 2009 compared to $7.6 million in 2008. The decrease in interest income was almost entirely due to significantly lower interest rates in 2009 compared to 2008. Interest expense was nominal in 2009 and 2008.

Income Tax Expense:    Our provision for income taxes decreased to $22.8 million in 2009 from $31.2 million in 2008. This decrease resulted from lower income before tax, partially offset by an increase in our effective income tax rate to 25.4% in 2009 compared to 24.7% in 2008. Our 2009 effective tax rate varied from the U.S. statutory rate due to foreign tax credits and the favorable settlement of uncertain tax positions.

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

Sales by Geographic Region

Net sales in the United States decreased $39.5 million, or 5%, to $727.7 million in 2008 from $767.2 million in 2007. The reduction in net sales in the United States was led by sportswear, followed by outerwear and accessories and equipment, while sales of footwear remained essentially flat. The net sales decrease was led by the wholesale business for the Columbia brand, partially offset by increased net sales through our expanded base of branded and outlet retail stores. During 2008 we opened 15 new outlet retail stores and 5 branded retail stores in the United States, ending the year with 28 outlet retail stores and 6 branded retail stores in the United States.

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

Selling, General and Administrative Expense:    SG&A expense increased $44.6 million, or 12%, to $430.4 million in 2008 from $385.8 million in 2007. Selling expenses increased $8.2 million, or 7%, while general and administrative expenses increased $36.4 million, or 13%. As a percentage of net sales, SG&A expense increased to 32.7% of net sales in 2008 from 28.5% of net sales in 2007.

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

Impairment of Acquired Intangible Assets:    We incurred a $24.7 million non-cash pre-tax charge, or approximately $0.46 per diluted share after tax, in 2008 for the write-down of acquired intangible assets related to our acquisitions of the Pacific Trail and Montrail brands in 2006. The impairment charge related primarily to goodwill and trademarks and resulted from our annual evaluation of intangible asset values. These brands have not achieved our sales and profitability objectives and the deterioration in the macro-economic environment and resulting effect on consumer demand decreased the probability of realizing these objectives in the near future.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At December 31, 2009, we had total cash and cash equivalents of $386.7 million compared to $230.6 million at December 31, 2008. In addition, we had short-term investments of $22.8 million at December 31, 2009 compared to $22.4 million at December 31, 2008.

Net cash provided by operating activities was $214.4 million in 2009 compared to $144.9 million in 2008. The increase in cash provided by operating activities was primarily the result of significant reductions in accounts receivable and inventory in 2009, partially offset by lower net income and a decrease in accounts payable in 2009, and the non-cash pre-tax charge for the impairment of acquired intangible assets in 2008.

Net cash used in investing activities was $33.2 million in 2009 compared to net cash provided by investing activities of $11.7 million in 2008. In 2009, our investing activities primarily consisted of capital expenditures of $40.9 million, of which $7.8 million was incurred but not yet paid. Capital expenditures in 2009 consisted of approximately $25.7 million related to retail expansion, including e-commerce in the United States and modest investments in Korea and Japan, and approximately $15.2 million in maintenance and infrastructure projects. In 2008, our investing activities primarily consisted of net liquidation of short-term investments of $59.2 million partially offset by capital expenditures of $54.3 million, of which $6.7 million was incurred but not yet paid. Capital expenditures in 2008 consisted of approximately $12.8 million in maintenance capital expenditures and $41.5 million for retail expansion and other capacity initiatives.

Cash used in financing activities was $29.6 million in 2009 compared to $102.4 million in 2008. In 2009, net cash used in financing activities included dividend payments of $22.3 million and the repurchase of common stock at an aggregate price of $7.4 million. In 2008, net cash used in financing activities included the repurchase of common stock at an aggregate price of $83.9 million and dividend payments of $22.1 million, partially offset by proceeds from the issuance of common stock under employee stock plans of $3.5 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $50 million to $125 million, of which $25 million to $100 million is committed. At December 31, 2009, no balance was outstanding under these lines of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have local currency operating lines of credit in place guaranteed by us with a combined limit of approximately $105.1 million at December 31, 2009, of which $3.6 million is designated as a European customs guarantee. At December 31, 2009, no balance was outstanding under these lines of credit.

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

The following table presents our estimated contractual commitments (in thousands):

	Year ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Inventory purchase obligations (1)	258,069	—	—	—	—	—	258,069
Operating leases (2):
Non-related parties	28,379	27,534	26,137	25,678	23,869	128,672	260,269
Related party	625	625	72	72	54	—	1,448

We have recorded liabilities for net unrecognized tax benefits related to income tax uncertainties in our Consolidated Balance Sheet at December 31, 2009 of approximately $20.9 million; however, they have not been included in the table above because we are uncertain about whether or when these amounts may be settled. See Note 9 of Notes to Consolidated Financial Statements.

(1)	Inventory purchase obligations consist of open production purchase orders for sourced apparel, footwear, accessories and equipment, and materials used to manufacture apparel. The reported amounts exclude product purchase liabilities included in accounts payable on the Consolidated Balance Sheet at December 31, 2009. To support certain inventory purchase obligations, we maintain unsecured and uncommitted lines of credit available for issuing import letters of credit. At December 31, 2009, we had letters of credit outstanding of $7.8 million issued for purchase orders for inventory. See Off-balance Sheet Arrangements in Note 5 of Notes to Consolidated Financial Statements for further disclosure.
(2)	Operating lease obligations include retail space operating leases, which often include real estate taxes, insurance, common area maintenance (“CAM”), and other costs in addition to base rent. Operating lease obligations listed above do not include real estate taxes, insurance, CAM, and other costs for which we are obligated. Total expenses for real estate taxes, insurance, CAM, and other costs related to retail space operating leases for the year ended December 31, 2009 was $7.2 million and is included in SG&A expense in the Consolidated Statement of Operations. These operating lease commitments are not reflected on the Consolidated Balance Sheet.

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

We manage this risk primarily by using currency forward, option and swap contracts. Anticipated, but not yet firmly committed, transactions that we hedge carry a high level of certainty and are expected to be recognized within one year. We use cross-currency swaps to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European euros, Canadian dollars, Japanese yen and Korean won.

The fair value of our hedging contracts was unfavorable by approximately $0.4 million and $1.8 million at December 31, 2009 and 2008, respectively. A 10% change in the euro, Canadian dollar, yen and won exchange rates would have resulted in the fair value fluctuating approximately $9.7 million at December 31, 2009 and $6.2 million at December 31, 2008. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We did not have any long-term debt obligations at December 31, 2009 or 2008. We have cash flow exposure on our committed and uncommitted bank lines of credit since the interest is indexed to various reference rates such as Prime and LIBOR. At December 31, 2009 and 2008, our bank lines of credit did not have an outstanding balance.

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

In some countries outside of the United States where title passes upon receipt by the customer, predominantly in our Western European wholesale business, precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based on historical and expected delivery times by geographic location. We periodically test the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to five days. To date, we have found these estimates to be materially accurate.

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenues in the period in which we make such a determination. Over the three year period ended December 31, 2009, our actual annual sales returns and miscellaneous claims from customers have averaged approximately two percent of net sales.

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

Long-lived assets:

Long-lived assets are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, we estimate the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. When reviewing for retail store impairment, identifiable cash flows are measured at the individual store level. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. Our evaluations of impairment require estimates and assumptions about the forecasted amount and duration of future cash flows and residual value, if any, attributable to assets being tested. Impairment charges for long-lived assets are included in SG&A expense.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the notes to the consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by this reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our management is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which we consider appropriate in the circumstances and include some amounts based on our best estimates and judgments. Other financial information in this report is consistent with these financial statements.

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

The Audit Committee is responsible for recommending to the Board of Directors the appointment of the independent registered public accounting firm and reviews with the independent registered public accounting firm and management the scope and the results of the annual examination, the effectiveness of the accounting control system and other matters relating to our financial affairs as they deem appropriate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Columbia Sportswear Company

Portland, Oregon

We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed on the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 12, 2010

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$386,664	$230,617
Short-term investments	22,759	22,433
Accounts receivable, net (Note 2)	226,548	299,585
Inventories, net (Note 3)	222,161	256,312
Deferred income taxes (Note 9)	31,550	33,867
Prepaid expenses and other current assets	32,030	29,705

Total current assets	921,712	872,519
Property, plant, and equipment, net (Note 4)	235,440	229,693
Intangibles and other non-current assets (Notes 2 and 9)	43,072	33,365
Goodwill (Note 2)	12,659	12,659

Total assets	$1,212,883	$1,148,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$102,494	$104,354
Accrued liabilities (Note 6)	67,312	58,148
Income taxes payable (Note 9)	6,884	8,718
Deferred income taxes (Note 9)	2,597	1,969

Total current liabilities	179,287	173,189
Income taxes payable (Note 9)	19,830	20,412
Deferred income taxes (Note 9)	1,494	—
Other long-term liabilities (Note 7)	15,044	10,545

Total liabilities	215,655	204,146

Commitments and contingencies (Note 11)

Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 33,736 and 33,865 issued and outstanding (Note 8)	836	1,481
Retained earnings (Note 8)	952,948	909,443
Accumulated other comprehensive income (Note 14)	43,444	33,166

Total shareholders’ equity	997,228	944,090

Total liabilities and shareholders’ equity	$1,212,883	$1,148,236

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Net sales	$1,244,023	$1,317,835	$1,356,039
Cost of sales	719,945	750,024	776,288

Gross profit	524,078	567,811	579,751
Selling, general, and administrative expenses	444,715	430,350	385,769
Impairment of acquired intangible assets (Note 2)	—	24,742	—
Net licensing income	8,399	5,987	5,157

Income from operations	87,762	118,706	199,139
Interest income, net	2,088	7,537	8,888

Income before income tax	89,850	126,243	208,027
Income tax expense (Note 9)	(22,829)	(31,196)	(63,575)

Net income	$67,021	$95,047	$144,452

Earnings per share:
Basic	$1.98	$2.75	$4.00
Diluted	1.97	2.74	3.96
Cash dividends per share:	$0.66	$0.64	$0.58

Weighted average shares outstanding (Note 13):
Basic	33,846	34,610	36,106
Diluted	33,981	34,711	36,434

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$67,021	$95,047	$144,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,253	31,158	30,338
Loss on disposal or impairment of property, plant, and equipment	1,828	253	237
Deferred income tax (benefit) expense	55	(10,338)	278
Stock-based compensation	6,353	6,302	7,260
Excess tax benefit from employee stock plans	(41)	(72)	(1,811)
Impairment of acquired intangibles	—	24,742	—
Changes in operating assets and liabilities:
Accounts receivable	77,490	(9,689)	(3,093)
Inventories	38,831	4,507	(46,010)
Prepaid expenses and other current assets	(1,695)	(15,787)	(1,355)
Intangibles and other assets	(5,179)	101	592
Accounts payable	(16,944)	8,944	1,381
Accrued liabilities	7,563	(1,047)	(4,400)
Income taxes payable	(1,558)	2,567	(5,665)
Other liabilities	4,395	8,242	2,111

Net cash provided by operating activities	214,372	144,930	124,315

Cash flows from investing activities:
Purchases of short-term investments	(25,305)	(72,337)	(305,769)
Sales of short-term investments	25,163	131,565	379,460
Capital expenditures	(33,074)	(47,580)	(31,971)
Proceeds from sale of property, plant, and equipment	31	52	32

Net cash provided by (used in) investing activities	(33,185)	11,700	41,752

Cash flows from financing activities:
Proceeds from notes payable	57,588	33,727	30,651
Repayments on notes payable	(57,588)	(33,727)	(34,276)
Repayment on long-term debt and other long-term liabilities	(4)	(21)	(22)
Proceeds from issuance of common stock under employee stock plans, net	86	3,488	14,162
Excess tax benefit from employee stock plans	41	72	1,811
Repurchase of common stock	(7,399)	(83,865)	(31,819)
Cash dividends paid	(22,331)	(22,098)	(20,915)

Net cash used in financing activities	(29,607)	(102,424)	(40,408)

Net effect of exchange rate changes on cash	4,467	(15,539)	1,411

Net increase in cash and cash equivalents	156,047	38,667	127,070
Cash and cash equivalents, beginning of year	230,617	191,950	64,880

Cash and cash equivalents, end of year	$386,664	$230,617	$191,950

Supplemental disclosures of cash flow information:
Cash paid during the year for interest, net of capitalized interest	$35	$47	$148
Cash paid during the year for income taxes	31,284	48,521	73,293
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	7,852	6,760	2,318

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2007	35,998	$24,370	$771,939	$34,394		$830,703
Components of comprehensive income:
Net income	—	—	144,452	—	$144,452	144,452
Cash dividends ($0.58 per share)	—	—	(20,915)	—	—	(20,915)
Foreign currency translation adjustment	—	—	—	25,394	25,394	25,394
Unrealized holding loss on derivative transactions, net	—	—	—	(2,147)	(2,147)	(2,147)

Comprehensive income	—	—	—	—	$167,699	—

Issuance of common stock under employee stock plans, net	416	14,162	—	—		14,162
Tax benefit from stock plans	—	3,031	—	—		3,031
Stock-based compensation expense	—	7,260	—	—		7,260
Repurchase of common stock	(590)	(31,819)	—	—		(31,819)

BALANCE, DECEMBER 31, 2007	35,824	17,004	895,476	57,641		970,121
Components of comprehensive income:
Net income	—	—	95,047	—	$95,047	95,047
Cash dividends ($0.64 per share)	—	—	(22,098)	—	—	(22,098)
Foreign currency translation adjustment	—	—	—	(30,511)	(30,511)	(30,511)
Unrealized holding gain on derivative transactions, net	—	—	—	6,036	6,036	6,036

Comprehensive income	—	—	—	—	$70,572	—

Issuance of common stock under employee stock plans, net	131	3,488	—	—		3,488
Tax adjustment from stock plans	—	(430)	—	—		(430)
Stock-based compensation expense	—	6,302	—	—		6,302
Repurchase of common stock	(2,090)	(24,883)	(58,982)	—		(83,865)

BALANCE, DECEMBER 31, 2008	33,865	1,481	909,443	33,166		944,090
Components of comprehensive income:
Net income	—	—	67,021	—	$67,021	67,021
Cash dividends ($0.66 per share)	—	—	(22,331)	—	—	(22,331)
Unrealized holding gains on available-for-sales securities, net	—	—	—	64	64	64
Foreign currency translation adjustment	—	—	—	13,854	13,854	13,854
Unrealized holding loss on derivative transactions, net	—	—	—	(3,640)	(3,640)	(3,640)

Comprehensive income	—	—	—	—	$77,299	—

Issuance of common stock under employee stock plans, net	75	86	—	—		86
Tax adjustment from stock plans	—	(870)	—	—		(870)
Stock-based compensation expense	—	6,353	—	—		6,353
Repurchase of common stock	(204)	(6,214)	(1,185)	—		(7,399)

BALANCE, DECEMBER 31, 2009	33,736	$836	$952,948	$43,444		$997,228

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION

Nature of the business:

Columbia Sportswear Company is a global leader in the design, development, marketing and distribution of active outdoor apparel, including sportswear, outerwear, footwear, accessories and equipment.

Principles of consolidation:

The consolidated financial statements include the accounts of Columbia Sportswear Company and its wholly-owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates and assumptions:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. Some of these more significant estimates relate to revenue recognition, allowance for doubtful accounts, inventory, product warranty, long-lived and intangible assets and income taxes.

Reclassifications:

Certain immaterial reclassifications of amounts reported in the prior period financial statements have been made to conform to classifications used in the current period financial statements.

Dependence on key suppliers:

The Company’s products are produced by independent factories worldwide. For 2009, the Company sourced nearly all of its products outside the United States, principally in the Southeast Asia. In 2009, the Company’s four largest apparel factory groups accounted for approximately 15% of the Company’s total global apparel production and the Company’s four largest footwear factory groups accounted for approximately 66% of the Company’s total global footwear production. In addition, a single vendor supplied substantially all of the zippers used in the Company’s products in 2009. From time to time, the Company has had difficulty satisfying its raw material and finished goods requirements. Although the Company believes that it can identify and qualify additional raw material suppliers and independent factories to produce these products, the unavailability of some existing suppliers or independent factories for supply of these products may have a material adverse effect on the Company.

Concentration of credit risk:

Trade Receivables

At December 31, 2009, the Company had one customer in its Canadian segment that accounted for approximately 15.5% of consolidated accounts receivable. At December 31, 2008, the Company had one customer in its EMEA segment and one customer in its Canadian segment that accounted for approximately 13.5% and 10.2% of consolidated accounts receivable, respectively. No single customer accounted for 10% or more of consolidated revenues for any of the years ended December 31, 2009, 2008 or 2007.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Investments

At December 31, 2009, approximately 80% of the Company’s cash and cash equivalents were concentrated in domestic and international money market mutual funds. Substantially all of the Company’s money market mutual funds were assigned a AAA or analogous rating from S&P, Moody’s Investor Services (“Moody’s”) or Fitch Ratings.

All the Company’s remaining cash and cash equivalents and short-term investments were deposited with various institutions in the Company’s primary operating geographies. All institutions were rated investment grade by both S&P and Moody’s and most were rated AA- / Aa1 or better.

Derivatives

The Company uses derivative instruments primarily to hedge the exchange rate risk of anticipated transactions denominated in non-functional currencies. From time to time, the Company also uses derivative instruments to economically hedge the exchange rate risk of certain investment positions and to hedge balance sheet remeasurement risk. At December 31, 2009, the Company’s derivative contracts had a remaining maturity of approximately one year or less. All the counterparties to these transactions had a S&P / Moody’s short-term credit rating of A-2 / P-2 or better. The net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $1,000,000 at December 31, 2009. The majority of the Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions. See Note 16 for further disclosures concerning derivatives.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents:

Cash and cash equivalents are stated at cost, which approximates fair value, and include investments with maturities of three months or less from the date of acquisition. At December 31, 2009 and 2008, cash and cash equivalents were $386,664,000 and $230,617,000, respectively, primarily consisting of money market funds and time deposits with maturities ranging from overnight to less than 90 days.

Investments:

At December 31, 2009 and 2008, short-term investments consisted of shares in a short-term bond fund available for use in current operations and time deposits with maturities of six months or less. All short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method.

At December 31, 2009, long-term investments consisted of mutual fund shares held to offset liabilities to participants in the Company’s deferred compensation plan. The investments are classified as long-term as the related deferred compensation liabilities are not expected to be paid within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported in operating expenses. These long-term investments are included in intangibles and other non-current assets and totaled $826,000 at December 31, 2009, including unrealized gains of $130,000. There were no long-term investments at December 31, 2008.

Accounts receivable:

Accounts receivable have been reduced by an allowance for doubtful accounts. The Company makes ongoing estimates of the uncollectibility of accounts receivable and maintains an allowance for estimated losses

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulting from the inability of the Company’s customers to make required payments. The allowance for doubtful accounts was $7,347,000 and $9,542,000 at December 31, 2009 and 2008, respectively.

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

The interest-carrying costs of capital assets under construction are capitalized based on the Company’s weighted average borrowing rates if there are any outstanding borrowings. There was no capitalized interest for the years ended December 31, 2009, 2008 and 2007.

Impairment of long-lived assets:

Long-lived assets are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. When reviewing for retail store impairment, identifiable cash flows are measured at the individual store level. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. Impairment charges for long-lived assets are included in selling, general and administrative expense and were immaterial for the years ended December 31, 2009, 2008 and 2007.

Intangibles and other non-current assets:

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized using the straight-line method over their useful lives.

The following table summarizes the Company’s identifiable intangible assets (in thousands):

	December 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$898	$(643)	$898	$(534)

Intangible assets not subject to amortization:
Trademarks and trade names	$26,872		$26,872
Goodwill	12,659		12,659

	$39,531		$39,531

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for the years ended December 31, 2009, 2008, and 2007 was $109,000, $205,000 and $175,000, respectively. Amortization expense for patents is estimated to be $109,000 in 2010 and $73,000 per year in 2011 and 2012. These patents are anticipated to become fully amortized in 2012.

Other non-current assets consisted of the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets	$5,435	$723
Long-term deposits	8,360	4,483
Other	2,150	923

	$15,945	$6,129

Impairment of goodwill and intangible assets:

Goodwill and intangible assets with indefinite useful lives are not amortized but instead are measured for impairment. The Company reviews and tests its goodwill and intangible assets with indefinite useful lives for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company’s intangible assets with indefinite lives consist of trademarks and trade names. Substantially all of the Company’s goodwill is recorded in the United States segment and impairment testing for goodwill is performed at the reporting unit level. The two-step process first compares the estimated fair value of reporting unit goodwill with the carrying amount of that reporting unit. The Company estimates the fair value of its reporting units using a combination of discounted cash flow analysis, comparisons with the market values of similar publicly traded companies and other operating performance based valuation methods. If step one indicates impairment, step two compares the estimated fair value of the reporting unit to the estimated fair value of all reporting unit assets and liabilities except goodwill to determine the implied fair value of goodwill. The Company calculates impairment as the excess of carrying amount of goodwill over the implied fair value of goodwill. In the impairment test for trademarks, the Company compares the estimated fair value of the asset to the carrying amount. The fair value of trademarks is estimated using the relief from royalty approach, a standard form of discounted cash flow analysis used in the valuation of trademarks. If the carrying amount of trademarks exceeds the estimated fair value, the Company calculates impairment as the excess of carrying amount over the estimate of fair value. Impairment charges are classified as a component of operating expense. The fair value estimates are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, discount rates and other operating performance measures. Changes in estimates or the application of alternative assumptions could produce significantly different results. These assumptions and estimates may change in the future due to changes in economic conditions, changes in the Company’s ability to meet sales and profitability objectives or changes in the Company’s business operations or strategic direction.

Intangible assets that are determined to have finite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. Impairment charges are classified as a component of operating expense.

At December 31, 2009, the Company determined that its goodwill and intangible assets were not impaired. At December 31, 2008, the Company determined that its Pacific Trail brand and Montrail brand goodwill and

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trademarks were impaired. These brands were not achieving their sales and profitability objectives. The deterioration in the macroeconomic environment and the resulting effect on consumer demand decreased the probability of realizing the objectives in the near future. These brands were acquired in 2006. For the year ended December 31, 2008, the Company recorded impairment charges, before income taxes, of $12,250,000 in trademarks and $3,900,000 in goodwill for the Pacific Trail brand. The Pacific Trail brand has $2,300,000 in trademarks and no goodwill after the impairment charge. The Pacific Trail brand is a reporting unit for goodwill impairment testing and Pacific Trail brand intangible assets are included in the United States segment. For the year ended December 31, 2008, the Company recorded impairment charges, before income taxes, of $7,400,000 in trademarks, $714,000 in goodwill and $478,000 in patents for the Montrail brand. The Montrail brand has $2,600,000 in trademarks and no goodwill or patents after the impairment charge. The Montrail brand is a reporting unit for goodwill impairment testing and Montrail brand intangible assets are included in the United States segment. Other than Pacific Trail brand goodwill and trademarks and Montrail brand goodwill, trademarks and patents, at December 31, 2008, the Company determined that its goodwill and intangible assets were not impaired.

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

In some countries outside of the United States where title passes upon receipt by the customer, predominantly in the Company’s Western European wholesale business, precise information regarding the date of receipt by the customer is not readily available. In these cases, the Company estimates the date of receipt by the customer based on historical and expected delivery times by geographic location. The Company periodically tests the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to five days. To date, the Company has found these estimates to be materially accurate.

At the time of revenue recognition, the Company also provides for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that had been established, the Company would record a reduction or increase to net revenues in the period in which it made such determination. Over the three year period ended December 31, 2009, the Company’s actual annual sales returns and miscellaneous claims from customers have averaged

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately two percent of net sales. The allowance for outstanding sales returns and miscellaneous claims from customers was approximately $13,889,000 and $10,583,000 as of December 31, 2009 and 2008, respectively.

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

Shipping and handling costs:

Shipping and handling fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as cost of sales. Inventory planning, receiving and handling costs are recorded as a component of selling, general, and administrative expenses and were $55,867,000, $57,700,000 and $64,420,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Fair value of financial instruments:

The carrying value of substantially all financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, short-term investments, accounts receivable and accounts payable) approximates fair value because of their short-term maturities. See note 17 for more information on fair value measures for financial instruments.

Derivatives:

Changes in fair values of outstanding cash flow hedges are recorded in other comprehensive income until earnings are affected by the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings some time after maturity of the related derivative. The Consolidated Statement of Operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in cost of sales when the underlying hedged transaction affects earnings. Unrealized derivative gains and losses, which are recorded in current assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Consolidated Statement of Cash Flows based on their respective balance sheet classifications. See note 16 for more information on derivatives and risk management.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation:

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period using the straight-line attribution method. The Company estimates stock-based compensation for stock options granted using the Black-Scholes option pricing model, which requires various highly subjective assumptions, including volatility and expected option life. Further, the Company estimates forfeitures for stock-based awards granted, which are not expected to vest. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Advertising costs:

Advertising costs are expensed in the period incurred and are included in selling, general and administrative expenses. Total advertising expense, including cooperative advertising costs, was $65,204,000, $72,237,000 and $55,290,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs are included in expenses because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated. Cooperative advertising costs were $10,978,000, $16,351,000 and $17,884,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Product warranty:

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. The reserve for warranty claims at December 31, 2009 and 2008 was $12,112,000 and $9,746,000, respectively.

Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, as amended, which was codified into Topic 105 Generally Accepted Accounting Standards in the ASC. This standard establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. This standard is effective for interim and annual financial periods ending after September 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was codified into Topic 855 Subsequent Events in the ASC and updated by Accounting Standards Update No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements. This guidance establishes general standards of evaluating and accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which was codified into Topic 815 Derivatives and Hedging in the ASC. This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The provisions of this standard are effective for fiscal years and interim quarters beginning after November 15, 2008. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows. See Note 16.

NOTE 3—INVENTORIES, NET

Inventories consist of the following (in thousands):

	December 31,
	2009	2008
Raw materials	$1,021	$621
Work in process	163	1,065
Finished goods	220,977	254,626

	$222,161	$256,312

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Land and improvements	$16,557	$16,465
Building and improvements	147,093	143,997
Machinery and equipment	184,721	171,091
Furniture and fixtures	44,158	37,886
Leasehold improvements	57,866	45,231
Construction in progress	8,932	5,929

	459,327	420,599
Less accumulated depreciation	223,887	190,906

	$235,440	$229,693

NOTE 5—SHORT-TERM BORROWINGS AND CREDIT LINES

The Company has available an unsecured and committed revolving line of credit providing for borrowings in an aggregate amount not to exceed, at any time, $100,000,000 during the period of August 15 through November 14 and $25,000,000 at all other times. The maturity date of this agreement is July 1, 2010. Interest, payable monthly, is computed at the bank’s prime rate minus 195 to 205 basis points per annum or LIBOR plus 45 to 65 basis points. The unsecured revolving line of credit requires the Company to comply with certain covenants including a Capital Ratio, which limits indebtedness to tangible net worth. At December 31, 2009, the Company was in compliance with all of these covenants. If the Company defaults on its payments, it is prohibited, subject to certain exceptions, from making dividend payments or other distributions. The Company also has available an unsecured and uncommitted revolving line of credit providing for borrowing to a maximum of $25,000,000. The revolving line accrues interest at LIBOR plus 125 basis points. There were no balances outstanding under either of these lines at December 31, 2009 and 2008.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing to a maximum of C$30,000,000 (US$28,485,000) at December 31, 2009. The revolving line accrues interest at the bank’s Canadian prime rate. There was no balance outstanding under this line at December 31, 2009 and 2008.

The Company’s European subsidiary has available two separate unsecured and uncommitted lines of credit guaranteed by the parent company providing for borrowing to a maximum of 30,000,000 and 20,000,000 euros respectively (combined US$71,602,000) at December 31, 2009, of which US$3,580,000 of the 20,000,000 euro line is designated as a European customs guarantee. These lines accrue interest based on the ECB refinancing rate plus 50 basis points and EONIA plus 75 basis points, respectively. There was no balance outstanding under either line at December 31, 2009 or 2008.

The Company’s Japanese subsidiary has an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing to a maximum of US$5,000,000 at December 31, 2009. The revolving line accrues interest at the bank’s Best Lending Rate. There was no balance outstanding under this line at December 31, 2009 and 2008.

Off-Balance Sheet Arrangements

The Company has arrangements in place to facilitate the import and purchase of inventory through import letters of credit. The Company has available unsecured and uncommitted import letters of credit in the aggregate amount of $65,000,000 subject to annual renewal. At December 31, 2009, the Company had outstanding letters of credit of $7,771,000 for purchase orders for inventory under this arrangement.

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Accrued salaries, bonus, vacation and other benefits	$34,711	$29,437
Accrued product warranty	12,112	9,746
Accrued cooperative advertising	4,358	6,457
Other	16,131	12,508

	$67,312	$58,148

NOTE 7—OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of deferred rent obligations, the effect of straight-line rent under various operating leases, rental asset retirement obligations, liabilities to participants in the Company’s nonqualified deferred compensation plan, installment purchase obligations for non-inventory purchases made in the ordinary course of business and long-term severance liabilities. Deferred rent, straight-line rent, and rental asset retirement obligation liabilities were $14,218,000 and $10,126,000 at December 31, 2009 and 2008, respectively. The corresponding lease obligations for these deferred and straight-line rent liabilities are disclosed in Note 11. Principal payments due on other long-term liabilities are immaterial.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—SHAREHOLDERS’ EQUITY

Since the inception of the Company’s stock repurchase plan in 2004 through December 31, 2009, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of December 31, 2009, the Company has repurchased 8,897,957 shares under this program at an aggregate purchase price of approximately $407,399,000. During the year ended December 31, 2009, the Company repurchased an aggregate of $7,399,000 of the Company’s common stock under the stock repurchase plan, of which $1,185,000 was recorded as a reduction to total retained earnings; otherwise, the aggregate purchase price would have resulted in a negative common stock carrying amount. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to the market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

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

The Company had undistributed earnings of foreign subsidiaries of approximately $162,784,000 at December 31, 2009 for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the United States. If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation. The amount of the unrecognized deferred tax liability associated with the undistributed earnings was approximately $40,011,000 at December 31, 2009. The unrecognized deferred tax liability approximates the excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

The Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. In making this determination, the Company assumes that the taxing authority will examine the position and that they will have full knowledge of all relevant information. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2009	2008
Balance at January 1	$21,839	$20,694
Increases related to prior years tax positions	1,346	583
Decreases related to prior years tax positions	(634)	(2,496)
Increases related to current year tax positions	1,598	4,768
Settlements	(1,194)	—
Lapses of statute of limitations	(2,772)	(1,710)

Balance at December 31	$20,183	$21,839

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$18,659,000 and $20,096,000 of the unrecognized tax benefits balance would affect the effective tax rate if recognized at December 31, 2009 and 2008, respectively.

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, Hong Kong, Italy, Japan, South Korea, Switzerland, the United Kingdom and the United States. The Company has effectively settled U.S. tax examinations of all years through 2005. Internationally, the Company has effectively settled French tax examinations of all years through 2006 and Italian tax examinations of all years through 2007. The Company has effectively settled Canadian tax examinations of all years through 2004 and is currently under examination for the tax years 2005 through 2008. The Company does not anticipate that adjustments relative to this ongoing tax audit will result in a material change to its consolidated financial position, results of operations or cash flows.

Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months following December 31, 2009 by a range of zero to $9,181,000. At December 31, 2008, the comparable range was zero to $8,645,000. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense. The Company recognized a net reversal of accrued interest and penalties of $80,000 during 2009. The Company recognized net interest and penalties related to uncertain tax positions during 2008 of $313,000 and the Company recognized a net reversal of accrued interest and penalties of $117,000 during 2007. The Company had $3,155,000 and $3,234,000 of accrued interest and penalties related to uncertain tax positions at December 31, 2009 and 2008, respectively.

Consolidated income from continuing operations before income taxes consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
U.S. operations	$59,629	$44,478	$122,588
Foreign operations	30,221	81,765	85,439

Income before income tax	$89,850	$126,243	$208,027

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$10,030	$22,576	$40,490
State and local	2,088	2,459	3,685
Non-U.S.	10,399	18,568	22,493

	22,517	43,603	66,668
Deferred:
Federal	2,377	(10,444)	(2,726)
State and local	12	(1,228)	(222)
Non-U.S.	(2,077)	(735)	(145)

	312	(12,407)	(3,093)

Income tax expense	$22,829	$31,196	$63,575

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,
	2009	2008	2007
	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.9	0.8	1.1
Non-U.S. income taxed at different rates	0.4	(4.1)	(1.4)
Foreign tax credits	(5.8)	(3.2)	—
Reduction of accrued income taxes	(4.1)	(3.3)	(2.8)
Tax-exempt interest	(0.5)	(0.8)	(1.0)
Other	(1.5)	0.3	(0.3)

Actual provision for income taxes	25.4%	24.7%	30.6%

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred taxes are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Non-deductible accruals and allowances	$18,979	$14,886
Capitalized inventory costs	15,326	14,703
Stock compensation	5,399	4,857
Net operating loss carryforward	4,734	2,130
Depreciation and amortization	582	972
Other	1,633	1,747

	46,653	39,295
Valuation allowance	(5,163)	(2,512)

Net deferred tax assets	41,490	36,783
Deferred tax liabilities:
Deductible accruals and allowance	(1,129)	(1,396)
Depreciation and amortization	(4,624)	—
Foreign currency loss	(1,475)	(2,022)
Other	(1,368)	(744)

	(8,596)	(4,162)

Total	$32,894	$32,621

The Company had net operating loss carryforwards at December 31, 2009 and December 31, 2008 in certain international tax jurisdictions of $50,338,000 and $27,191,000, respectively which will begin to expire in 2014. The net operating losses result in a deferred tax asset at December 31, 2009 of $4,734,000, which was subject to a $4,734,000 valuation allowance, and a deferred tax asset at December 31, 2008 of $2,130,000, which was subject to a $2,130,000 valuation allowance. To the extent that the Company reverses a portion of the valuation allowance, the adjustment would be recorded as a reduction to income tax expense.

Non-current deferred tax assets of $5,435,000 and $723,000 are included as a component of other non-current assets in the consolidated balance sheet at December 31, 2009 and 2008, respectively.

NOTE 10—PROFIT SHARING PLANS

401(k) Profit-Sharing Plan

The Company has a 401(k) profit-sharing plan, which covers substantially all U.S. employees. Participation begins the first of the quarter following completion of thirty days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All Company contributions to the plan as determined by the Board of Directors totaled $2,610,000, $3,118,000 and $5,083,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Compensation Plan

The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receive matching contributions for a portion of the deferred amounts. Company contributions to the plan totaled $108,000 and $115,000 for the years ended December 31, 2009 and 2008, respectively. Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds. Changes in the market value of the participants’ investment selections are recorded as an adjustment to deferred compensation liabilities, with an offset to compensation expense. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment. At December 31, 2009, the liability to participants under this plan was $826,000 and was recorded in other long-term liabilities. The current portion of the participant liability at December 31, 2009 was not material.

The Company has purchased specific mutual funds in the same amounts as the participant-directed investment selections underlying the deferred compensation liabilities. These investment securities and earnings thereon, held in an irrevocable trust, are intended to provide a source of funds to meet the deferred compensation obligations, subject to claims of creditors in the event of the Company’s insolvency. The mutual funds are recorded at fair value in intangibles and other non-current assets. At December 31, 2009, the fair value of the mutual fund investments was $826,000. Realized and unrealized gains and losses on the mutual fund investments are recorded in compensation expense and offset losses and gains resulting from changes in deferred compensation liabilities to participants.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases, among other things, retail space, office space, warehouse facilities, storage space, vehicles and equipment. Generally, the base lease terms are between 5 and 10 years. Certain lease agreements contain scheduled rent escalation clauses in their future minimum lease payments. Future minimum lease payments are recognized on a straight-line basis over the minimum lease term and the pro rata portion of scheduled rent escalations is included in other long-term liabilities in the Consolidated Balance Sheet. Certain retail space lease agreements provide for additional rents based on a percentage of annual sales in excess of stipulated minimums (percentage rent). Certain lease agreements require the Company to pay real estate taxes, insurance, CAM, and other costs, collectively referred to as operating costs, in addition to base rent. Percentage rent and operating costs are recognized as incurred in SG&A expense in the Consolidated Statement of Operations. Certain lease agreements also contain lease incentives, such as tenant improvement allowances and rent holidays. The Company recognizes the benefits related to the lease incentives on a straight-line basis over the applicable lease term.

Rent expense, including percentage rent but excluding operating costs for which the Company is obligated, was $32,034,000, $25,220,000 and $13,938,000 for non-related party leases during the years ended December 31, 2009, 2008 and 2007, respectively. Of these amounts $30,569,000, $23,687,000 and $12,504,000 were included as part of selling, general and administrative expense for the years ended December 31, 2009, 2008 and 2007, respectively, and $1,465,000, $1,533,000 and $1,434,000 were included as part of cost of goods sold for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company leases certain operating facilities from related parties of the Company. Total rent expense for these leases was included as part of selling, general and administrative expense and amounted to $571,000, $543,000 and $583,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximate future minimum payments, including rent escalation clauses and stores that are not yet open, on all lease obligations at December 31, 2009, are as follows (in thousands). Future minimum payments listed below do not include percentage rent or operating costs for which the Company is obligated.

	Non-related Parties	Related Party	Total
2010	$28,379	$625	$29,004
2011	27,534	625	28,159
2012	26,137	72	26,209
2013	25,678	72	25,750
2014	23,869	54	23,923
Thereafter	128,672	—	128,672

	$260,269	$1,448	$261,717

Inventory Purchase Obligations

Inventory purchase obligations consist of open production purchase orders for sourced apparel, footwear, accessories and equipment, and materials used to manufacture apparel. At December 31, 2009 and 2008 inventory purchase obligations were $258,069,000 and $157,774,000, respectively. To support certain inventory purchase obligations, the Company maintains unsecured and uncommitted lines of credit available for issuing import letters of credit. At December 31, 2009, the Company had letters of credit of $7,771,000 outstanding for inventory purchase obligations. See Off-Balance Sheet Arrangements in Note 5 for further disclosure.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations for the years ended December 31, (in thousands):

	2009	2008	2007
Cost of sales	$335	$302	$415
Selling, general, and administrative expense	6,018	6,000	6,830
Licensing	—	—	15

Pre-tax stock-based compensation expense	6,353	6,302	7,260
Income tax benefits	(2,258)	(2,088)	(2,383)

Total stock-based compensation expense, net of tax	$4,095	$4,214	$4,877

No stock-based compensation costs were capitalized for the years ended December 31, 2009, 2008 and 2007.

The Company realized a tax benefit for the deduction from stock-based award transactions of $851,000, $636,000, and $4,213,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 8,900,000 shares of the Company’s Common Stock, of which 2,106,182 shares were available for future grants under the Plan at December 31, 2009. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the weighted average assumptions for the year ended December 31:

	2009	2008	2007
Expected term	4.71 years	4.43 years	5.04 years
Expected stock price volatility	29.52%	25.03%	28.97%
Risk-free interest rate	1.73%	2.54%	4.55%
Expected dividend yield	2.17%	1.57%	1.01%
Weighted average grant date fair value	$ 6.55	$ 8.60	$ 18.87

The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2007	1,579,150	$41.93	6.78	$21,761
Granted	263,272	61.44
Cancelled	(81,160)	53.11
Exercised	(402,845)	36.37

Options outstanding at December 31, 2007	1,358,417	46.70	6.54	4,497
Granted	640,008	40.98
Cancelled	(228,300)	49.49
Exercised	(116,486)	32.42

Options outstanding at December 31, 2008	1,653,639	45.10	6.73	1,042
Granted	387,505	29.75
Cancelled	(252,303)	44.90
Exercised	(28,668)	24.76

Options outstanding at December 31, 2009	1,760,173	$42.08	6.25	$4,599

Options vested and expected to vest at December 31, 2009	1,707,304	$42.31	6.18	$4,289

Options exercisable at December 31, 2009	1,069,713	$45.56	4.94	$1,209

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. Total stock option compensation expense for the years ended December 31, 2009, 2008 and 2007 was $2,861,000, $3,329,000 and $4,417,000, respectively. At December 31, 2009, 2008 and 2007, unrecognized costs related to stock options totaled approximately $4,609,000, $6,473,000 and $6,515,000, respectively, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at December 31, 2009 are expected to be recognized over a weighted average period of 2.46 years. The aggregate intrinsic value of stock options exercised was $333,000, $1,071,000 and $10,953,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2009, 2008 and 2007 was $710,000, $3,731,000 and $14,604,000, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

Service-based restricted stock units are granted at no cost to key employees and shares granted prior to 2009 generally vest over three years from the date of grant. Service-based restricted stock units granted in 2009 generally vest over a period of four years. Performance-based restricted stock units are granted at no cost to certain members of the Company’s senior executive team, excluding the Chairman and the President and Chief Executive Officer, and generally vest over a performance period of between two and one-half and three years with an additional required service period of one year. Restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance and/or Company performance. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. For the years ended December 31, 2009, 2008 and 2007, the Company withheld 19,819, 5,951 and 7,176 shares, respectively, to satisfy $624,000, $243,000 and $442,000 of employees’ tax obligations, respectively.

The fair value of service-based and performance-based restricted stock units is discounted by the present value of the estimated future stream of dividends over the vesting period using the Black-Scholes model. The relevant inputs and assumptions used in the Black-Scholes model to compute the discount are the vesting period, dividend yield and closing price of the Company’s common stock on the date of grant.

The following table presents the weighted average assumptions for the years ended December 31:

	2009	2008	2007
Vesting period	3.82 years	3.06 years	3.11 years
Expected dividend yield	2.19%	1.56%	1.01%
Estimated average fair value per restricted stock unit granted	$ 27.14	$ 39.27	$ 60.16

The following table summarizes the restricted stock unit activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2007	99,688	$49.06
Granted	98,422	60.16
Vested	(21,622)	49.79
Forfeited	(16,618)	53.72

Restricted stock units outstanding at December 31, 2007	159,870	55.31
Granted	168,347	39.27
Vested	(20,625)	51.85
Forfeited	(47,083)	49.25

Restricted stock units outstanding at December 31, 2008	260,509	46.32
Granted	136,327	27.14
Vested	(65,935)	53.41
Forfeited	(44,381)	41.22

Restricted stock units outstanding at December 31, 2009	286,520	$36.35

Restricted stock unit compensation expense for the years ended December 31, 2009, 2008 and 2007 was $3,492,000, $2,973,000 and $2,843,000, respectively. At December 31, 2009, 2008 and 2007, unrecognized costs

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to restricted stock units totaled approximately $4,216,000, $5,499,000 and $5,963,000, respectively, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at December 31, 2009 are expected to be recognized over a weighted average period of 1.95 years. The total grant date fair value of restricted stock units vested during the year ended December 31, 2009, 2008 and 2007 was $3,522,000, $1,069,000 and $1,077,000, respectively.

1999 Employee Stock Purchase Plan

In 1999, the Company’s shareholders approved the 1999 Employee Stock Purchase Plan (“ESPP”). There are 750,000 shares of common stock authorized for issuance under the ESPP, which allows qualified employees of the Company to purchase shares on a quarterly basis up to fifteen percent of their respective compensation. The purchase price of the shares is equal to eighty five percent of the lesser of the closing price of the Company’s common stock on the first or last trading day of the respective quarter. Effective July 1, 2005, the Company suspended offerings under the ESPP indefinitely. As of December 31, 2009, a total of 275,556 shares of common stock had been issued under the ESPP.

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

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Weighted average common shares outstanding, used in computing basic earnings per share	33,846	34,610	36,106
Effect of dilutive stock options and restricted stock units	135	101	328

Weighted-average common shares outstanding, used in computing diluted earnings per share	33,981	34,711	36,434

Earnings per share of common stock:
Basic	$1.98	$2.75	$4.00
Diluted	1.97	2.74	3.96

Stock options and service-based restricted stock units representing 1,562,064, 1,410,849 and 354,342 shares of common stock for the years ended December 31, 2009, 2008 and 2007, respectively, were outstanding but were excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 44,043, 41,799 and 24,318 shares for the years ended December 31, 2009, 2008 and 2007, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

Since the inception of the Company’s stock repurchase plan in 2004 through December 31, 2009, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the Company has repurchased 8,897,957 shares under this program at an aggregate purchase price of approximately $407,399,000. During the year ended December 31, 2009, the Company repurchased an aggregate of $7,399,000 of the Company’s common stock under the stock repurchase plan, of which $1,185,000 was recorded as a reduction to total retained earnings; otherwise, the aggregate purchase price would have resulted in a negative common stock carrying amount. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to the market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

NOTE 14—COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Consolidated Balance Sheets consists of foreign currency translation adjustments, unrealized gains and losses on derivative transactions and unrealized gains on available-for-sale securities. A summary of comprehensive income, net of related tax effects, for the year ended December 31, is as follows (in thousands):

	2009	2008	2007
Net income	$67,021	$95,047	$144,452
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities	64	—	—
Unrealized derivative holding gains (losses) arising during period (net of tax expense (benefit) of ($1,054), $361 and ($796) in 2009, 2008 and 2007, respectively)	(3,024)	6,425	(844)
Reclassification to net income of previously deferred gains on derivative transactions (net of tax benefit of $227, $36 and $608 in 2009, 2008 and 2007, respectively)	(616)	(389)	(1,303)
Foreign currency translation adjustments	13,854	(30,511)	25,394

Other comprehensive income (loss)	10,278	(24,475)	23,247

Comprehensive income	$77,299	$70,572	$167,699

NOTE 15—SEGMENT INFORMATION

The Company operates in four geographic segments: (1) United States, (2) Europe, Middle East and Africa (“EMEA”), (3) Latin America and Asia Pacific (“LAAP”), and (4) Canada, which are reflective of the Company’s internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of active outdoor apparel, including sportswear, outerwear, footwear, accessories and equipment.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The geographic distribution of the Company’s net sales, income before income taxes, interest income (expense), income tax expense (benefit), depreciation and amortization expense and identifiable assets are summarized in the following tables (in thousands) for, and for the years ended, December 31, 2009, 2008 and 2007. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	2009	2008	2007
Net sales to unrelated entities:
United States	$736,942	$727,706	$767,198
EMEA	197,357	267,152	286,968
LAAP	203,230	198,236	175,725
Canada	106,494	124,741	126,148

	$1,244,023	$1,317,835	$1,356,039

Income before income taxes:
United States	$49,660	$38,674	$112,986
EMEA	1,410	26,167	29,210
LAAP	27,138	32,857	29,585
Canada	9,554	21,008	27,195
Interest and other income and eliminations	2,088	7,537	9,051

	$89,850	$126,243	$208,027

Interest income (expense), net:
United States	$4,561	$5,804	$9,602
EMEA	(910)	45	(1,856)
LAAP	561	1,023	482
Canada	(2,124)	665	660

	$2,088	$7,537	$8,888

Income tax (expense) benefit:
United States	$(13,710)	$(13,363)	$(41,227)
EMEA	(2,744)	(2,692)	(5,185)
LAAP	(6,745)	(8,312)	(7,084)
Canada	370	(6,829)	(10,079)

	$(22,829)	$(31,196)	$(63,575)

Depreciation and amortization expense:
United States	$26,850	$21,866	$18,643
EMEA	6,642	6,978	9,910
LAAP	2,120	1,865	1,540
Canada	641	449	245

	$36,253	$31,158	$30,338

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2009	2008	2007
Assets:
United States	$916,847	$857,228	$872,027
EMEA	249,838	246,072	239,007
LAAP	104,734	93,773	78,308
Canada	127,205	89,463	97,815

Total identifiable assets	1,398,624	1,286,536	1,287,157
Eliminations and reclassifications	(185,741)	(138,300)	(120,676)

Total assets	$1,212,883	$1,148,236	$1,166,481

Net sales to unrelated entities:
Sportswear	$472,508	$540,903	$565,591
Outerwear	482,512	491,777	497,551
Footwear	214,565	217,237	227,434
Accessories and equipment	74,438	67,918	65,463

	$1,244,023	$1,317,835	$1,356,039

NOTE 16—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The Company hedges against the exchange rate risk associated with anticipated transactions denominated in non-functional currencies and accounts for these instruments as cash flow hedges. The effective change in fair value of these financial instruments is initially offset to accumulated other comprehensive income and any ineffective portion offset to current income. Amounts accumulated in other comprehensive income are subsequently reclassified to cost of sales when the underlying transaction is included in income. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts and options, the change in fair value attributable to changes in forward points and time value, respectively, are excluded from the determination of hedge effectiveness and included in current cost of sales. Hedge ineffectiveness was not material during the years ended December 31, 2009, 2008 and 2007. The Company did not discontinue any material cash flow hedging relationships during the years ended December 31, 2009, 2008 and 2007 because it remained probable that the forecasted transactions would occur by the end of the specified period.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, the notional value of outstanding forward contracts designated as hedging anticipated inventory purchases was approximately $82,730,000. At December 31, 2009, insignificant deferred gains and losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.

The classification of effective hedge results in the Consolidated Statements of Operations is the same as that of the underlying exposure. Results of hedges of product costs are recorded in cost of sales when the underlying hedged transaction affects income. Unrealized derivative gains and losses, which are recorded in current assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Consolidated Statements of Cash Flows based on their respective balance sheet classifications.

The Company also uses derivative instruments not formally designated as hedges to manage the exchange rate risk associated with the functional currency remeasurement of monetary assets and liabilities. At December 31, 2009, the notional value of outstanding forward contracts not formally designated as hedges was approximately $61,017,000. The change in fair value of these instruments is recognized immediately in cost of sales.

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

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2009 (in thousands):

	Classification	Fair Value
Derivative instruments designated as cash flow hedges(1):
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$1,099
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	890

(1)	Includes a $45,000 net liability position attributable to the component excluded from effectiveness testing.

	Classification	Fair Value
Derivative instruments not designated as hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$453
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,065

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effect and classification of derivative instruments for the year ended December 31, 2009 (in thousands):

	Statement Of Operations Classification	Gain (loss)
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive income, net of tax	—	$(3,024)
Loss reclassified from accumulated other comprehensive income to income for the effective portion, net of tax	Cost of sales	(740)
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion(1)	Cost of sales	(14)
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	Cost of sales	(130)

(1)	During the periods presented, the Company recognized an immaterial amount of ineffectiveness.

NOTE 17—FAIR VALUE MEASURES

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

Level 1 –	observable inputs such as quoted prices in active markets;

Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; and

Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 are as follows (in thousands):

	Total	Level 1 (1)	Level 2 (2)	Level 3
Assets:
Cash and cash equivalents	$386,664	$386,664	$—	$—
Short-term investments	22,759	22,759	—	—
Long-term investments	826	826	—	—
Derivative financial instruments	1,552	—	1,552	—
Liabilities:
Derivative financial instruments	1,955	—	1,955	—

(1)	Level 1 assets include cash equivalents consisting of money market funds, ultra-short bond funds, bank deposits and time deposits for which cost approximates fair value and long-term investments consisting of equity-concentrated mutual funds held to offset deferred compensation arrangements.
(2)	Level 2 assets and liabilities include derivative financial instruments which are valued based on significant observable inputs. See Note 14 and Note 16 for further discussion.

There were no assets and liabilities measured at fair value on a nonrecurring basis.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s quarterly financial data for the past two years ended December 31, 2009 (in thousands, except per share amounts):

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$271,966	$179,268	$434,473	$358,316
Gross profit	110,495	74,307	188,599	150,677
Net income (loss)	6,898	(9,878)	46,915	23,086
Earnings (loss) per share
Basic	$0.20	$(0.29)	$1.39	$0.68
Diluted	0.20	(0.29)	1.38	0.68

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$297,363	$213,147	$452,415	$354,910
Gross profit	130,555	85,765	202,053	149,438
Net income (loss)	19,931	(1,770)	58,329	18,557
Earnings (loss) per share
Basic	$0.56	$(0.05)	$1.70	$0.55
Diluted	0.56	(0.05)	1.69	0.55

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2009, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Columbia Sportswear Company

Portland, Oregon

We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 12, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 12, 2010

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2010 Proxy Statement entitled “Election of Directors,” “Corporate Governance—Corporate Governance Guidelines,” “Corporate Governance—Code of Business Conduct and Ethics,” “Corporate Governance—Board Committees,” “Corporate Governance—Director Nomination Policy” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated herein by reference.

See Item 4A of this Annual Report on Form 10-K for information regarding our executive officers.

Item 11.	EXECUTIVE COMPENSATION

The sections of our 2010 Proxy Statement entitled “Executive Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of our 2010 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), at December 31, 2009:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1997 Stock Incentive Plan	2,046,693	$42.08	2,106,182
1999 Employee Stock Purchase Plan (3)	—	—	474,444
Equity compensation plans not approved by security holders	—	—	—

Total	2,046,693	$42.08	2,580,626

(1)	The number of outstanding shares to be issued under the 1997 Stock Incentive Plan includes stock options and restricted stock units.
(2)	The weighted-average exercise price excludes 286,520 shares issuable upon the vesting of outstanding restricted stock units, which have no exercise price.
(3)	The 1999 Employee Stock Purchase Plan was suspended indefinitely effective July 1, 2005.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2010 Proxy Statement entitled “Corporate Governance—Certain Relationships and Related Transactions,” “Corporate Governance—Related Transactions Approval Process,” and “Corporate Governance—Corporate Governance Guidelines” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section of our 2010 Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) and (a)(2) Financial Statements. The Financial Statements of Columbia and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 40 to 68 of this Annual Report.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Columbia may be found elsewhere in this Annual Report on Form 10-K and Columbia’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
Year Ended December 31, 2009:
Allowance for doubtful accounts	$9,542	$768	$(3,133)	$170	$7,347
Product warranty	9,746	5,133	(2,984)	217	12,112
Year Ended December 31, 2008:
Allowance for doubtful accounts	$7,369	$3,473	$(940)	$(360)	$9,542
Product warranty	10,862	2,718	(3,364)	(470)	9,746
Year Ended December 31, 2007:
Allowance for doubtful accounts	$6,732	$950	$(612)	$299	$7,369
Product warranty	11,162	2,269	(3,128)	559	10,862

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.
(b)	Amounts included in this column primarily relate to foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

By:	/s/ THOMAS B. CUSICK
Thomas B. Cusick Senior Vice President, Chief Financial Officer and Treasurer

Date: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title

/s/ TIMOTHY P. BOYLE Timothy P. Boyle	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS B. CUSICK Thomas B. Cusick	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ GERTRUDE BOYLE Gertrude Boyle	Chairman of the Board of Directors

/s/ SARAH A. BANY Sarah A. Bany	Director

/s/ EDWARD S. GEORGE Edward S. George	Director

/s/ MURREY R. ALBERS Murrey R. Albers	Director

/s/ JOHN W. STANTON John W. Stanton	Director

/s/ WALTER T. KLENZ Walter T. Klenz	Director

/s/ STEPHEN E. BABSON Stephen E. Babson	Director

/s/ ANDY D. BRYANT Andy D. Bryant	Director

Date: March 12, 2010

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Columbia may be found elsewhere in this Annual Report on Form 10-K and Columbia’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Index
3.1	Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000) (File No. 000-23939)

3.2	Amendment to Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002) (File No. 0-23939)

3.3	2000 Restated Bylaws (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000) (File No. 000-23939)

4.1	See Article II of Exhibit 3.1, as amended by Exhibit 3.2, and Article I of Exhibit 3.3

+*10.1	Columbia Sportswear Company 1997 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009) (File No. 000-23939)

+*10.2	Form of Nonstatutory Stock Option Agreement for stock options granted prior to July 20, 2006

+10.2(a)	Form of Executive Stock Option Agreement (incorporated by reference to exhibit 10.3 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 000-23939)

+10.2(b)	Form of Nonstatutory Stock Option Agreement for stock options granted on or after July 20, 2006 and before January 23, 2009 (incorporated by reference to exhibit 99.1 to the Company’s Form 8-K filed on July 26, 2006)

+10.2(c)	Form of Restricted Stock Unit Award Agreement for awards granted prior to January 23, 2009 (incorporated by reference to exhibit 99.2 to the Company’s Form 8-K filed on July 26, 2006)

+10.2(d)	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to exhibit 99.3 to the Company’s Form 8-K filed on July 26, 2006)

Exhibit Index
+10.2(e)	Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after February 24, 2009 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009) (File No. 000-23939)

+10.2(f)	Form of Nonstatutory Stock Option Agreement for stock options granted on or after January 23, 2009 (incorporated by reference to exhibit 10.2 (e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (File No. 000-23939)

+10.2(g)	Form of Restricted Stock Unit Award Agreement for awards granted on or after January 23, 2009 (incorporated by reference to exhibit 10.2 (f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (File No. 000-23939)

+10.2(h)	Columbia Sportswear Company 401(k) Excess Plan (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009) (File No. 000-23939)

10.3	Severance Agreement entered into as of April 3, 2009 by and between Mark J. Sandquist and Columbia Sportswear Company (incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009) (File No. 000-23939)

+10.4	Columbia Sportswear Company Change in Control Severance Plan (incorporated by reference to the Company’s Form 8-K filed on January 29, 2009) (File No. 000-23939)

10.5	Credit Agreement between the Company and Wells Fargo Bank National Association dated December 16, 2004 (incorporated by reference to the Company’s Form 8-K filed on December 20, 2004) (File No. 000-23939)

10.5(a)	First Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated December 22, 2005 (incorporated by reference to the Company’s Form 8-K filed on December 27, 2005) (File No. 000-23939)

10.5(b)	Second Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated October 27, 2006 (incorporated by reference to the Company’s Form 8-K filed on November 2, 2006) (File No. 000-23939)

10.5(c)	Third Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated June 26, 2007 (incorporated by reference to the Company’s Form 8-K filed on July 2, 2007) (File No. 000-23939)

10.5(d)	Fourth Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated October 31, 2008 (incorporated by reference to the Company’s Form 10-Q filed on November 6, 2008) (File No. 000-23939)

*10.6	Lease between BB&S Development Company and the Company, dated February 12, 1996

*10.7	Lease between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 3, 1994

10.8	Lease Amending Agreement between B.A.R.K. Holdings, Inc. and Columbia Sportswear Canada Limited, dated January 1, 2002 (incorporated by reference to exhibit 10.12 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939)

10.8(a)	Indemnity Agreement between Columbia Sportswear Company and B.A.R.K. Holdings, Inc., dated January 1, 2002 (incorporated by reference to exhibit 10.12 (b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939)

*10.9	Form of Indemnity Agreement for Directors

Exhibit Index

+10.10	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939)

+10.11	Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000) (File No. 000-23939)

+10.12	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

+10.13	Severance Agreement entered into as of May 19, 2008, by and between Patrick D. Anderson and Columbia Sportswear Company (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 23, 2008).

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Vice President, Chief Financial Officer and Treasurer

+	Management Contract or Compensatory Plan
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-43199).