Form 10-Q
period 2010-03-31
COLUMBIA SPORTSWEAR CO
filed 2010-05-07
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of Common Stock outstanding on April 23, 2010 was 33,776,067.

COLUMBIA SPORTSWEAR COMPANY

MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$365,948	$386,664
Short-term investments	49,858	22,759
Accounts receivable, net of allowance of $7,498 and $7,347, respectively	198,194	226,548
Inventories, net (Note 2)	222,704	222,161
Deferred income taxes	31,994	31,550
Prepaid expenses and other current assets	35,084	32,030

Total current assets	903,782	921,712

Property, plant and equipment, net of accumulated depreciation of $229,244 and $223,887, respectively	232,248	235,440
Intangibles and other non-current assets (Note 3)	41,293	43,072
Goodwill (Note 3)	12,659	12,659

Total assets	$1,189,982	$1,212,883

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$79,304	$102,494
Accrued liabilities	63,424	67,312
Income taxes payable	5,452	6,884
Deferred income taxes	2,522	2,597

Total current liabilities	150,702	179,287

Income taxes payable	21,436	19,830
Deferred income taxes	—	1,494
Other long-term liabilities	16,334	15,044

Total liabilities	188,472	215,655

Commitments and contingencies (Note 9)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 33,753 and 33,736 issued and outstanding (Note 6)	2,404	836
Retained earnings	954,151	952,948
Accumulated other comprehensive income (Note 5)	44,955	43,444

Total shareholders’ equity	1,001,510	997,228

Total liabilities and shareholders’ equity	$1,189,982	$1,212,883

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$300,406	$271,966
Cost of sales	173,102	161,471

Gross profit	127,304	110,495
Selling, general and administrative expenses	115,539	102,009
Net licensing income	725	1,908

Income from operations	12,490	10,394
Interest income, net	534	914

Income before income tax	13,024	11,308
Income tax expense	(3,796)	(4,410)

Net income	$9,228	$6,898

Earnings per share:
Basic	$0.27	$0.20
Diluted	0.27	0.20

Cash dividends per share	$0.18	$0.16

Weighted average shares outstanding (Note 6):
Basic	33,733	33,873
Diluted	33,990	33,968

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$9,228	$6,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,116	8,150
Loss on disposal or impairment of property, plant, and equipment	134	41
Deferred income taxes	590	(174)
Stock-based compensation	1,545	1,398
Excess tax benefit from employee stock plans	(293)	(15)
Changes in operating assets and liabilities:
Accounts receivable	29,715	80,851
Inventories	(1,060)	27,539
Prepaid expenses and other current assets	(3,299)	728
Intangibles and other assets	(316)	(273)
Accounts payable	(25,548)	(58,836)
Accrued liabilities	(1,360)	(6,788)
Income taxes payable	200	(1,678)
Other liabilities	1,282	941

Net cash provided by operating activities	19,934	58,782

Cash flows from investing activities:
Purchases of short-term investments	(27,161)	(5,163)
Capital expenditures	(6,056)	(5,161)
Proceeds from sale of property, plant, and equipment	—	1

Net cash used in investing activities	(33,217)	(10,323)

Cash flows from financing activities:
Proceeds from notes payable	3,501	18,390
Repayments on notes payable	(3,501)	(18,390)
Repayment on long-term debt and other long-term liabilities	—	(5)
Proceeds from issuance of common stock under employee stock plans, net	435	165
Excess tax benefit from employee stock plans	293	15
Repurchase of common stock	(3,838)	(307)
Cash dividends paid	(6,065)	(5,419)

Net cash used in financing activities	(9,175)	(5,551)

Net effect of exchange rate changes on cash	1,742	(1,413)

Net increase (decrease) in cash and cash equivalents	(20,716)	41,495
Cash and cash equivalents, beginning of period	386,664	230,617

Cash and cash equivalents, end of period	$365,948	$272,112

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$12	$8
Cash paid during the period for income taxes	4,863	6,398

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$3,004	$5,180
Common stock issuance for which proceeds have not yet been received	1,202	—

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management include all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009. A significant part of the Company’s business is of a seasonal nature; therefore, the results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Estimates and assumptions:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. Some of these more significant estimates relate to revenue recognition, allowance for doubtful accounts, inventory obsolescence, product warranty, long-lived and intangible assets, income taxes and stock based compensation.

Concentration of credit risk:

Trade Receivables

No single customer accounted for greater than or equal to 10% of consolidated accounts receivable at March 31, 2010. At December 31, 2009, the Company had one customer in its Canadian segment that accounted for approximately 15.5% of consolidated accounts receivable. No single customer accounted for greater than or equal to 10% of consolidated net sales for the three months ended March 31, 2010 or 2009.

Cash and Cash Equivalents

At March 31, 2010, approximately 80% of the Company’s cash and cash equivalents were concentrated in domestic and international money market mutual funds. A substantial majority of the Company’s money market mutual funds were assigned a AAA or analogous rating from Standard & Poor’s (“S&P”), Moody’s Investor Services (“Moody’s”) or Fitch Ratings.

Short-term Investments

At March 31, 2010 approximately 51% of the Company’s short-term investments were concentrated in a short-term municipal bond fund and approximately 44% in short-term municipal debt securities whose interest and principal payments were 100% collateralized in an escrow account by U.S. Treasury Securities, U.S. Government Securities or U.S. Government Agency Securities.

Derivatives

The Company uses derivative instruments primarily to hedge the exchange rate risk of anticipated transactions denominated in non-functional currencies. From time to time, the Company also uses derivative instruments to economically hedge the exchange rate risk of certain investment positions and to hedge balance sheet remeasurement risk. At March 31, 2010, the Company’s derivative contracts had a remaining maturity of approximately one year or less. All the counterparties to these transactions had an S&P /

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Moody’s short-term credit rating of A-2 / P-2 or better. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was approximately $1,000,000 at March 31, 2010. The majority of the Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions. See Note 8 for further disclosures concerning derivatives.

Cash and cash equivalents:

Cash and cash equivalents are stated at cost, which approximates fair value, or fair value and include investments with maturities of three months or less at the date of acquisition. Cash equivalents consisted of money market funds, municipal bonds and time deposits with original maturities ranging from overnight to less than 90 days.

Investments:

At March 31, 2010, short-term investments consisted of shares in a short-term municipal bond fund, time deposits and municipal bonds with original maturities of one year or less. At December 31, 2009, short term investments consisted of shares in a short-term municipal bond fund and time deposits with original maturities of six months or less. All short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method.

At March 31, 2010 and December 31, 2009, long-term investments consisted of mutual fund shares held to offset liabilities to participants in the Company’s deferred compensation plan. The investments are classified as long-term because the related deferred compensation liabilities are not expected to be settled within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported in operating expenses. These long-term investments are included in intangibles and other non-current assets and totaled $1,236,000 at March 31, 2010 and $826,000 at December 31, 2009, including unrealized gains of $173,000 and $130,000, respectively.

Property, plant and equipment:

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The principal estimated useful lives are: buildings and building improvements, 15-30 years; land improvements, 15 years; furniture and fixtures, 3-10 years; and machinery and equipment, 3-5 years. Leasehold improvements are depreciated over the lesser of the estimated useful life of the improvement, which is most commonly 7 years, or the remaining term of the underlying lease.

Product warranty:

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. A summary of accrued warranties for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Balance at beginning of period	$12,112	$9,746
Charged to costs and expenses	1,160	884
Claims settled	(1,169)	(961)
Other	(126)	(177)

Balance at end of period	$11,977	$9,492

Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, as amended, which was codified into Topic 105 Generally Accepted Accounting Standards in the Accounting Standards Codification (“ASC”). This standard establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. This standard is effective for interim and annual financial periods ending after September 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, statement of operations or cash flows. See Note 10.

NOTE 2 - INVENTORIES, NET

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories, net, consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$1,036	$1,021
Work in process	352	163
Finished goods	221,316	220,977

	$222,704	$222,161

NOTE 3 - INTANGIBLE ASSETS AND GOODWILL

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Patents	$898	$(671)	$898	$(643)

Intangible assets not subject to amortization:
Trademarks and trade names	$26,872		$26,872
Goodwill	12,659		12,659

	$39,531		$39,531

Amortization expense for intangible assets subject to amortization is estimated to be $109,000 in 2010 and $73,000 per year in 2011 and 2012. These patents are anticipated to become fully amortized in 2012.

Other non-current assets consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Deferred tax assets	$3,650	$5,435
Long-term deposits	8,051	8,360
Other	2,493	2,150

	$14,194	$15,945

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 4 - STOCK-BASED COMPENSATION

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 8,900,000 shares of the Company’s Common Stock, of which 1,706,575 shares were available for future grants under the Plan at March 31, 2010. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments.

Stock Options

Options to purchase the Company’s common stock are granted at prices equal to or greater than the fair market value on the date of grant. Options granted prior to 2001 generally vested and became exercisable ratably on a monthly basis over a period of five years from the date of grant and expire ten years from the date of grant. Options granted after 2000 and before 2009 generally vest and become exercisable over a period of four years (25 percent on the first anniversary date following the date of grant and monthly thereafter) and expire ten years from the date of the grant, with the exception of most options granted in 2005. Most options granted in 2005 vested and became exercisable one year from the date of grant and expire ten years from the date of grant. Options granted after 2008 generally vest and become exercisable ratably on an annual basis over a period of four years and expire ten years from the date of the grant.

The Company estimates the fair value of stock options using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s estimated annual dividend yield. Assumptions are evaluated and revised as necessary to reflect changes in market conditions and the Company’s experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the recipients of equity awards.

The following table shows the weighted average assumptions for the three months ended March 31, 2010 and 2009:

			2010	2009
Expected term			4.37 years	4.34 years
Expected stock price volatility			28.75%	29.64%
Risk-free interest rate			1.88%	1.54%
Expected dividend yield			1.66%	2.19%
Weighted average grant date fair value			$ 9.76	$ 6.19
The following table summarizes stock option activity for the three months ended March 31, 2010:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2009	1,760,173	$42.08	6.25	$4,599
Granted	355,033	43.64
Cancelled	(37,332)	44.57
Exercised	(78,190)	30.54

Options outstanding at March 31, 2010	1,999,684	$42.76	6.92	$21,247

Options vested and expected to vest at March 31, 2010	1,909,878	$42.93	6.82	$20,041

Options exercisable at March 31, 2010	1,089,608	$45.48	5.28	$9,037

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day. Total stock option compensation expense for the three months ended March 31, 2010 and 2009 was $793,000 and $609,000, respectively. At March 31, 2010 and 2009, unrecognized costs related to stock options totaled approximately $6,702,000 and $6,497,000, respectively, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at March 31, 2010 are expected to be recognized over a

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

weighted average period of 2.84 years. The aggregate intrinsic value of stock options exercised was $1,253,000 and $149,000 for the three months ended March 31, 2010 and 2009, respectively. The total proceeds resulting from stock option exercises during the three months ended March 31, 2010 were $2,388,000, of which $1,202,000 had not yet been received. The total proceeds resulting from stock option exercises during the three months ended March 31, 2009 were $165,000. The realized tax benefit for the deduction from stock option transactions for the three months ended March 31, 2010 and 2009 was $389,000 and $55,000, respectively.

Restricted Stock Units

Service-based restricted stock units are granted at no cost to key employees, and shares granted prior to 2009 generally vest over three years from the date of grant. Service-based restricted stock units granted after 2008 generally vest over a period of four years. Performance-based restricted stock units are granted at no cost to certain members of the Company’s senior executive team, excluding the Chairman and the President and Chief Executive Officer. Performance-based restricted stock units granted prior to 2010 vest based on achievement of specified performance goals during a performance period of three years with an additional required service period of one year. Performance-based restricted stock units granted after 2009 vest based on achievement of specified performance goals during a performance period of three years. Restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance and/or Company performance. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. For the three months ended March 31, 2010 and 2009, the Company withheld 16,863 and 11,362 shares, respectively, to satisfy $751,000 and $307,000 of employees’ tax obligations, respectively.

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

The following table presents the weighted average assumptions for the three months ended March 31, 2010 and 2009:

	2010	2009
Vesting period	3.86 years	3.97 years
Expected dividend yield	1.59%	2.21%
Estimated average fair value per restricted stock unit granted	$ 43.07	$ 26.63

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 31, 2009	286,520	$36.35
Granted	104,977	43.07
Vested	(44,741)	43.60
Forfeited	(6,208)	33.90

Restricted stock units outstanding at March 31, 2010	340,548	$37.52

Restricted stock unit compensation expense for the three months ended March 31, 2010 and 2009 was $752,000 and $789,000, respectively. At March 31, 2010 and 2009, unrecognized costs related to restricted stock units totaled approximately $7,080,000 and $6,532,000, respectively, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at March 31, 2010 are expected to be recognized over a weighted average period of 2.38 years. The total grant date fair value of restricted stock units vested during the three months ended March 31, 2010 and 2009 was $1,951,000 and $1,811,000, respectively. The realized tax benefit for the deduction from restricted stock unit transactions for the three months ended March 31, 2010 and 2009 was $681,000 and $280,000, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 5 - COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of foreign currency translation adjustments, unrealized gains and losses on certain derivative transactions and unrealized gains and losses on available-for-sale securities. A summary of comprehensive income, net of related tax effects, for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Net income	$9,228	$6,898
Other comprehensive income (loss):
Unrealized holding gains/(losses) on available-for-sale securities	(22)	260
Unrealized derivative holding gains arising during period	869	1,864
Reclassification to net income of previously deferred (gains) losses on derivative transactions	1,169	(1,652)
Foreign currency translation adjustments	(505)	(12,968)

Other comprehensive income (loss)	1,511	(12,496)

Comprehensive income (loss)	$10,739	$(5,598)

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized holding gains (losses) on derivative transactions	Unrealized holding gains (losses) on available-for-sale securities	Accumulated other comprehensive income
Balance at December 31, 2009	$44,538	$(1,158)	$64	$43,444
Activity for the three months ended March 31, 2010	(505)	2,038	(22)	1,511

Balance at March 31, 2010	$44,033	$880	$42	$44,955

NOTE 6 - EARNINGS PER SHARE

Earnings per share (“EPS”) is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted EPS, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted stock units determined using the treasury stock method.

A reconciliation of common shares used in the denominator for computing basic and diluted EPS for the three months ended March 31, 2010 and 2009 is as follows (in thousands, except per share amounts):

	2010	2009
Weighted average shares of common stock outstanding, used in computing basic earnings per share	33,733	33,873
Effect of dilutive stock options and restricted stock units	257	95

Weighted-average shares of common stock outstanding, used in computing diluted earnings per share	33,990	33,968

Earnings per share of common stock:
Basic	$0.27	$0.20
Diluted	0.27	0.20

Stock options and service-based restricted stock units representing 820,867 and 1,762,856 shares of common stock were outstanding for the three months ended March 31, 2010 and 2009, respectively, but these shares were excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 34,864 and 41,625 shares for the three months ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

Since the inception of the Company’s stock repurchase plan in 2004 through March 31, 2010, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of March 31, 2010, the Company had repurchased 8,987,421 shares under this program at an aggregate purchase price of approximately $411,237,000. During the three months ended March 31, 2010, the Company repurchased an aggregate of $3,838,000 of its common stock under the stock repurchase

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

plan, of which $1,960,000 was recorded as a reduction to total retained earnings; otherwise, the aggregate purchase price would have resulted in a negative common stock carrying amount. The Company did not repurchase any shares under this program for the three months ended March 31, 2009. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

NOTE 7 - SEGMENT INFORMATION

The Company operates in four geographic segments: (1) United States, (2) Europe, Middle East and Africa (“EMEA”), (3) Latin America and Asia Pacific (“LAAP”), and (4) Canada, which are reflective of the Company’s internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, sourcing, marketing and distribution of active outdoor apparel, including sportswear and outerwear and footwear and related accessories and equipment.

The geographic distribution of the Company’s net sales, income (loss) before income tax, and identifiable assets are summarized in the following tables (in thousands). Inter-segment net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	Three Months Ended March 31,
	2010	2009
Net sales to unrelated entities:
United States	$173,248	$156,278
EMEA	46,859	49,808
LAAP	56,053	46,085
Canada	24,246	19,795

	$300,406	$271,966

Income (loss) before income tax:
United States	$4,827	$(2,616)
EMEA	(639)	4,648
LAAP	6,786	5,374
Canada	1,516	2,988
Interest income, net	534	914

	$13,024	$11,308

	March 31, 2010	December 31, 2009
Assets:
United States	$902,224	$916,847
EMEA	234,866	249,838
LAAP	103,887	104,734
Canada	127,369	127,205

Total identifiable assets	1,368,346	1,398,624
Eliminations and reclassifications	(178,364)	(185,741)

Total assets	$1,189,982	$1,212,883

NOTE 8 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

In the normal course of business, the Company’s financial position and results of operations are routinely subject to a variety of risks. These risks include risks associated with global financial and capital markets, primarily exchange rate risk and, to a lesser extent, interest rate risk and equity market risk. The Company regularly assesses these risks and has established policies and business practices that should result in an appropriate level of protection against an adverse effect of these risks. The Company does not engage in speculative trading in any financial or capital market.

The Company’s exchange rate risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. The Company focuses on anticipated cash flows resulting from firmly and non-firmly committed inventory purchases and the related receivables and payables, including third party or intercompany transactions. The Company

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

manages this risk primarily by using currency forward and option contracts. The Company hedges anticipated, but not yet firmly committed, transactions that carry a high level of certainty and are expected to be recognized within one year. Hedged transactions are denominated primarily in U.S. dollars and are generally obligations of subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as the functional currency. The Company uses foreign currency forward contracts to hedge foreign currency denominated payments related to intercompany loan agreements.

The Company hedges against the exchange rate risk associated with anticipated transactions denominated in non-functional currencies and accounts for these instruments as cash flow hedges. The effective change in fair value of these financial instruments is initially offset to accumulated other comprehensive income and any ineffective portion is offset to current income. Amounts accumulated in other comprehensive income are subsequently reclassified to cost of sales when the underlying transaction is included in income. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts and options, the change in fair value attributable to changes in forward points and time value, respectively, are excluded from the determination of hedge effectiveness and included in current cost of sales. Hedge ineffectiveness was not material during the three months ended March 31, 2010 and 2009.

At March 31, 2010, the notional value of outstanding forward contracts designated as hedging anticipated inventory purchases was approximately $79,050,000. At March 31, 2010, insignificant deferred gains and losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.

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

The Company also uses derivative instruments not formally designated and qualifying as hedges to manage the exchange rate risk associated with the remeasurement of monetary assets and liabilities. At March 31, 2010, the notional value of outstanding forward contracts not formally designated as hedges was approximately $73,574,000. The change in fair value of these instruments is recognized immediately in cost of sales or selling, general and administrative (“SG&A”) expense, depending on the underlying exposure.

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

The following table presents the balance sheet classification and fair value of derivative instruments at March 31, 2010 and December 31, 2009 (in thousands):

	Classification	March 31, 2010	December 31, 2009
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$2,673	$1,099
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,396	890

	Classification	March 31, 2010	December 31, 2009
Derivative instruments not designated as hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	—	$453
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	625	1,065

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents the effect and classification of derivative instruments for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Statement Of Operations Classification	Gain (loss)	Statement Of Operations Classification	Gain (loss)
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income, net of tax	—	$869	—	$1,864
Gain (Loss) reclassified from accumulated other comprehensive income to income for the effective portion, net of tax	Cost of sales	(1,157)	Cost of sales	1,652
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(21)	Cost of sales	(117)
Derivative instruments not designated as cash flow hedges:
Gain recognized in income	Cost of sales	127	Cost of sales	340
Gain recognized in income	SG&A	2,557	SG&A	—

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Inventory Purchase Obligations

Product purchase obligations for open production purchase orders for sourced apparel, footwear, accessories and equipment, and materials used to manufacture apparel were $404,537,000 and $258,069,000 at March 31, 2010 and December 31, 2009, respectively. To support certain inventory purchase obligations, letters of credit were outstanding for $4,709,000 and $7,771,000 at March 31, 2010 and December 31, 2009, respectively.

Operating Leases

Future minimum operating lease payments, including rent escalation clauses, were $257,335,000 and $261,717,000 at March 31, 2010 and December 31, 2009, respectively. Future minimum payments do not include real estate taxes, insurance, common area maintenance and other costs for which the Company may be obligated.

There have not been any other material changes relating to the commitments and contingencies reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$296,550	$—	$—	$296,550
Time deposits	3,978	—	—	3,978
Municipal bonds	—	8,481	—	8,481
Short-term investments
Short-term municipal bond fund	25,331	—	—	25,331
Time deposits	2,372	—	—	2,372
Municipal bonds	—	22,155	—	22,155
Other current assets
Derivative financial instruments	—	2,673	—	2,673
Non-current assets
Mutual fund shares	1,236	—	—	1,236

Total assets measured at fair value	$329,467	$33,309	$—	$362,776

Liabilities:
Accrued liabilities
Derivative financial instruments	—	2,021	—	2,021

Total liabilities measured at fair value	$—	$2,021	$—	$2,021

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$332,574	$—	$—	$332,574
Time deposits	16,844	—	—	16,844
Short-term investments
Short-term municipal bond fund	20,247	—	—	20,247
Time deposits	2,512	—	—	2,512
Other current assets
Derivative financial instruments	—	1,552	—	1,552
Non-current assets
Mutual fund shares	826	—	—	826

Total assets measured at fair value	$373,003	$1,552	$—	$374,555

Liabilities:
Accrued liabilities
Derivative financial instruments	—	1,955	—	1,955

Total liabilities measured at fair value	$—	$1,955	$—	$1,955

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with insufficient volume or infrequent transactions.

There were no assets and liabilities measured at fair value on a nonrecurring basis.

NOTE 11 - SUBSEQUENT EVENT

In April 2010, the Board of Directors approved a quarterly dividend of $0.18 per share, payable on May 27, 2010 to shareholders of record on May 13, 2010.

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

Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in economic conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, and the continued popularity of outdoor activities as part of an active lifestyle in key markets. Our net sales volumes have been affected by the volatility of the global economy and its impact on customer financial health, affecting their placement of advance orders, order cancellations and seasonal reorders, and consumer spending. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on our financial position, results of operations or cash flows.

Business Outlook

The business climate continues to present us with a great deal of uncertainty, with a number of variables that we rely on for planning purposes moving in opposing directions and making it more difficult to predict future results. Factors that could significantly affect our 2010 outlook include:

•	Fluctuating currency exchange rates;

•

Potential capacity constraints at our independent manufacturing partners’ facilities, which could cause increased costs to expedite production and delivery, delayed deliveries to retailers and /or order cancellations by retailers;

•	Changes in mix and volume of full price sales in contrast with closeout product sales;

•	Changes in the volume of order cancellations and reorders;

•	Incremental sales through our expanding retail and e-commerce operations, which are not included in backlog; and

•	Changes in consumer spending activity and sales fluctuations in our retail stores.

Like other branded consumer product companies, our business is heavily dependent upon discretionary consumer spending patterns. High levels of unemployment in our key markets and restricted credit markets for consumers and retailers continue to pose significant challenges and risks to the stabilization of retail sales. As a result, a more cautious approach by our wholesale customers and retail consumers may persist, resulting in risk of reduction, delay or cancellation of advance orders prior to shipment. In addition, the effects of foreign currency exchange rates may amplify any revenue declines if the U.S. dollar strengthens compared to local currencies in our direct markets, as we have experienced in some markets.

Over the past two years we have made significant investments in our go-to-market process to position us for future growth. Among other things we have:

•	Sharpened our focus on product innovation;

•	Built a multi-channel direct-to-consumer platform, including expanded retail and e-commerce operations;

•	Refocused our marketing efforts behind new brand campaigns and media strategies for each of our major brands; and

•	Restructured our sales organizations to build relationships with new partners and strengthen those with existing accounts.

As a result of these continuing efforts, we expect our operating expense levels to increase generally compared to 2009. In addition, we intend to focus on improvements to our operational processes, which will involve significant investments in initiatives to improve our information technology infrastructure and our enterprise data and information management across our organization. These investments are ultimately expected to provide the foundation for a multi-year, global enterprise resource planning, or ERP, system implementation.

Wholesale Backlog

To aid our efforts to plan manufacturing volumes to meet demand for each of our selling seasons, we solicit orders from wholesale customers and independent distributors for the fall and spring seasons by March 31 and September 30, respectively, based on ordering deadlines that we establish. Twice each year we report our backlog of advance orders, representing the results of these seasonal order-taking processes.

We typically ship the majority of our advance fall season orders to wholesale customers and independent distributors beginning in late June and continuing through October. Similarly, the majority of our advance spring season orders ship to wholesale customers and independent distributors beginning in late December and continuing through late April. Generally, orders are subject to cancellation prior to the date of shipment.

Our wholesale backlog for the fall 2010 selling season as of March 31, 2010 increased $117.3 million, or 19%, to $725.3 million from $608.0 million as of March 31, 2009. Changes in foreign currency exchange rates compared with 2009 contributed approximately a three percentage point benefit to the fall wholesale backlog comparison. Our fall wholesale backlog reflects growth across each major brand, product category and region. The increase in our fall wholesale backlog was led by the United States, followed by Canada, the EMEA region and the LAAP region. By product category, the fall wholesale backlog increase was led by footwear, followed by sportswear, outerwear and accessories and equipment. By brand, the fall wholesale backlog increase was led by the Columbia brand, followed by the Sorel brand and the Mountain Hardwear brand. Wholesale backlog does not include anticipated sales to consumers through our own direct to consumer channels. Although we cannot predict with certainty any future results, our reported fall wholesale backlog is one indicator of our anticipated net sales for the fall 2010 selling season. Many factors, however, could cause actual sales to differ materially from the reported fall wholesale backlog, including the potential cancellation of orders by customers, capacity constraints at our independent manufacturing partners’ facilities resulting in delivery delays, changes in foreign currency exchange rates and changes in macro-economic conditions. Moreover, our fall 2010 wholesale backlog should not be used in forecasting sales beyond the fall 2010 selling season.

Our consolidated wholesale backlog for the combined fall and spring selling seasons as of March 31, 2010 increased $150.5 million, or 21%, to $872.1 million from $721.6 million as of March 31, 2009. Changes in foreign currency exchange rates compared with 2009 contributed approximately a three percentage point benefit to the consolidated wholesale backlog comparison.

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

Highlights of the First Quarter of 2010

•

Net sales for the first quarter of 2010 increased $28.4 million, or 10%, to $300.4 million from $272.0 million for the first quarter of 2009, including approximately a three percentage point benefit from changes in foreign currency exchange rates.

•	Net income for the first quarter of 2010 was $9.2 million, or $0.27 per diluted share, compared to $6.9 million, or $0.20 per diluted share, for the first quarter of 2009.

•	In April 2010, the Board of Directors declared a quarterly dividend of $0.18 per share, an increase of $0.02 per share over the quarterly dividend declared in April 2009.

•	Cash and short-term investments as of March 31, 2010 totaled approximately $415.8 million.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	57.6	59.4

Gross profit	42.4	40.6
Selling, general and administrative expense	38.4	37.5
Net licensing income	0.2	0.7

Income from operations	4.2	3.8
Interest income, net	0.2	0.3

Income before income tax	4.4	4.1
Income tax expense	(1.3)	(1.6)

Net income	3.1%	2.5%

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

Net Sales: Consolidated net sales increased $28.4 million, or 10%, to $300.4 million for the first quarter of 2010 from $272.0 million for the comparable period in 2009. Changes in foreign currency exchange rates compared with the first quarter of 2009 contributed approximately a three percentage point benefit to the consolidated net sales comparison.

Sales by Geographic Region

Net sales by geographical region are summarized in the following table:

	Three Months Ended March 31,
	2010	2009	% Change
	(In millions, except for percentage changes)
United States	$173.2	$156.3	11%
EMEA	46.9	49.8	(6)%
LAAP	56.1	46.1	22%
Canada	24.2	19.8	22%

	$300.4	$272.0	10%

Net sales in the United States increased $16.9 million, or 11%, to $173.2 million for the first quarter of 2010 from $156.3 million for the comparable period in 2009. The increase in net sales in the United States was led by sportswear, followed by outerwear, footwear and accessories and equipment. The net sales increase was predominantly led by sales to consumers through our expanded direct to consumer channels followed by an increase in the volume of full price net sales from our wholesale business, partially offset by a lower volume of closeout product sales. As of March 31, 2010, we operated 39 outlet retail stores and 7 branded retail stores, compared with 32 outlet retail stores and 6 branded retail stores as of March 31, 2009. In addition, 2010 net sales include contributions from our Columbia brand and Sorel brand e-commerce sites launched in the second half of 2009.

Net sales in the EMEA region decreased $2.9 million, or 6%, to $46.9 million for the first quarter of 2010 from $49.8 million for the comparable period in 2009. The 6% decline includes approximately a four percentage point benefit from changes in foreign currency exchange rates compared with the first quarter of 2009. The decrease in net sales in the EMEA region was concentrated in sportswear, followed by outerwear, partially offset by net sales increases in footwear and accessories and equipment. The net sales decrease for the EMEA region was primarily attributable to lower advance order volumes within the EMEA direct business. Net sales to EMEA distributors also decreased due to lower advance order volumes partially offset by a shift in the timing of shipments. A higher percentage of spring 2010 shipments occurred in the first quarter of 2010, while a higher percentage of spring 2009 shipments occurred in the fourth quarter of 2008.

Net sales in the LAAP region increased $10.0 million, or 22%, to $56.1 million for the first quarter of 2010 from $46.1 million for the comparable period in 2009. Changes in foreign currency exchange rates compared with the first quarter of 2009 contributed approximately an eight percentage point benefit to the LAAP net sales comparison. The increase in net sales in the LAAP region was led by sportswear, followed by outerwear and accessories and equipment. Net sales of footwear were flat compared to 2009. The net sales increase in the LAAP region was led by Korea and Japan, partially offset by a decrease in net sales to LAAP distributors. The increase in Korea net sales was due to increased sales from existing stores, a greater number of retail stores open during 2010, cold weather leading to increased outerwear net sales and a favorable change in foreign currency exchange rates compared to the first quarter of 2009. The increase in Japan net sales was primarily the result of continued growth in our company-owned retail channel, increased wholesale net sales to the sporting goods channel and a favorable change in foreign exchange rates compared to the first quarter of 2009. Net sales to LAAP distributors decreased due to a postponement of shipments of some spring orders to southern hemisphere distributors to better align with their selling seasons that lag our product seasons by six months.

Net sales in Canada increased $4.4 million, or 22%, to $24.2 million for the first quarter of 2010 from $19.8 million for the comparable period in 2009. Changes in foreign currency exchange rates compared with 2009 contributed approximately an 18 percentage point benefit to the Canada net sales comparison. The increase in net sales in Canada was led by outerwear, followed by footwear, sportswear and accessories and equipment.

Sales by Product Category

Net sales by product category are summarized in the following table:

	Three Months Ended March 31,
	2010	2009	% Change
	(In millions, except for percentage changes)
Sportswear	$146.4	$138.2	6%
Outerwear	87.6	76.8	14%
Footwear	46.1	40.0	15%
Accessories and Equipment	20.3	17.0	19%

	$300.4	$272.0	10%

Net sales of sportswear increased $8.2 million, or 6%, to $146.4 million for the first quarter of 2010 from $138.2 million for the comparable period in 2009. The increase in sportswear net sales was led by the United States, followed by the LAAP region and Canada, partially offset by a net sales decrease in the EMEA region. The sportswear net sales increase in the United States was led by our own retail channels followed by our wholesale business. The sportswear net sales increase in the LAAP region was led by LAAP distributors, followed by Korea and Japan. The sportswear net sales decrease in the EMEA region was concentrated in the EMEA direct business followed by EMEA distributors.

Net sales of outerwear increased $10.8 million, or 14%, to $87.6 million for the first quarter of 2010 from $76.8 million for the comparable period in 2009. The increase in outerwear net sales was led by the United States, followed by the LAAP region and Canada, partially offset by a net sales decrease in the EMEA region. The outerwear net sales increase in the United States was concentrated in our own direct to consumer operations and partially offset by a net sales decrease in our wholesale business. The outerwear net sales increase in the LAAP region was led by Korea and Japan, partially offset by a net sales decrease in LAAP distributors. In the EMEA region, the outerwear net sales decrease for EMEA distributors was partially offset by a net sales increase for the EMEA direct business.

Net sales of footwear increased $6.1 million, or 15%, to $46.1 million for the first quarter of 2010 from $40.0 million for the comparable period in 2009. The increase in footwear net sales was led by the United States, followed by the EMEA region and Canada. Net footwear sales in the LAAP region were flat compared to the first quarter of 2009 as net sales increases in Korea and Japan were offset by a net sales decrease for LAAP distributors.

Net sales of accessories and equipment increased $3.3 million, or 19%, to $20.3 million for the first quarter of 2010 from $17.0 million for the comparable period in 2009. The increase in accessories and equipment net sales was led by the LAAP region, followed by the United States, the EMEA region and Canada. The increase in accessories and equipment net sales in the LAAP region was led by Japan and Korea and partially offset by a net sales decrease for LAAP distributors.

Sales by Brand

Net sales by brand are summarized in the following table:

	Three Months Ended March 31,
	2010	2009	% Change
	(In millions, except for percentage changes)
Columbia	$267.7	$241.6	11%
Mountain Hardwear	25.6	23.2	10%
Sorel	4.0	3.0	33%
Other	3.1	4.2	(26)%

	$300.4	$272.0	10%

The net sales increase for the first quarter of 2010 compared to the first quarter of 2009 was concentrated in the Columbia brand followed by the Mountain Hardwear brand and Sorel brand. The Columbia brand net sales increase was led by the United States, followed by the LAAP region and Canada, partially offset by a net sales decrease for the Columbia brand in the EMEA region.

Gross Profit: Gross profit, as a percentage of net sales, increased to 42.4% for the first quarter of 2010 from 40.6% for the comparable period in 2009. Gross profit expansion was primarily due to a lower volume of close-out product sales at higher gross margins and a higher volume of retail sales at higher gross margins in the United States. This expansion was partially offset by contracting margins due to unfavorable foreign currency hedge rates in our Canada and Europe direct businesses.

Our gross profits may not be comparable to those of other companies in our industry because some include all of the costs related to their distribution network in cost of sales. We, like others, have chosen to include these expenses as a component of SG&A” expense.

Selling, General and Administrative Expense: SG&A expense includes all costs associated with our design, merchandising, marketing, distribution and corporate functions, including related depreciation and amortization.

SG&A expense increased $13.5 million, or 13%, to $115.5 million for the first quarter of 2010 from $102.0 million for the comparable period in 2009. The SG&A increase was primarily due to increased personnel and operating expense in support of our expanded direct to consumer channels in the United States, the EMEA region and Canada, the transition to in-house sales organizations in the United States, EMEA region and Canada and the reinstatement of personnel and benefit programs curtailed or postponed in 2009. As a percentage of net sales, SG&A expense increased to 38.4% of net sales for the first quarter of 2010 from 37.5% of net sales for the comparable period in 2009. Changes in foreign currency exchange rates compared with the first quarter of 2009 contributed approximately three percentage points to the increase in SG&A expense.

Selling expenses, including commissions and advertising, decreased $0.5 million, or 2%, to 7.6% of net sales for the first quarter of 2010 from 8.6% of net sales for the comparable period in 2009. We attribute the decrease in selling expenses as a percentage of net sales to lower commission expense as relationships with certain independent sales agencies in the United States and the EMEA region have been discontinued and replaced by in-house sales organizations. Operating expenses for the in-house sales organizations are included in general and administrative expenses.

General and administrative expenses increased $14.0 million, or 18%, to 30.9% of net sales for the first quarter of 2010 from 28.9% of net sales for the comparable period in 2009. The increase in general and administrative expenses as a percentage of net sales was primarily due to incremental operating costs in support of our expanded direct to consumer businesses in the United States, the EMEA region and Canada, the transition of sales organizations in-house in the United States, EMEA region and Canada and the reinstatement of personnel and benefit programs curtailed or postponed in 2009. Depreciation and amortization included in SG&A expense totaled $8.9 million for the first quarter of 2010, compared to $8.0 million for the same period in 2009.

Net Licensing Income: We license our trademarks across a range of categories that complement our current product offerings. Net licensing income decreased $1.2 million to $0.7 million for the first quarter of 2010 from $1.9 million for the same period in 2009. The decrease was primarily attributed to lower apparel and footwear net licensing income in the LAAP region and lower accessories and equipment net licensing income in the United States, as we reduced the scope of our U.S. licensing business and began directly producing certain categories of formerly licensed products.

Interest Income, Net: Net interest income was $0.5 million for the first quarter of 2010 compared to $0.9 million for the same period in 2009. The decrease in interest income was due to lower interest rates compared to the same period in 2009. Interest expense was nominal for the first quarter of 2010 and for the comparable period in 2009.

Income Tax Expense: The provision for income taxes decreased to $3.8 million for the first quarter of 2010 from $4.4 million for the comparable period in 2009. This decrease was due to a lower effective income tax rate for the first quarter of 2010 compared to the first quarter of 2009, partially offset by higher income before income taxes in 2010. Our effective income tax rate was 29.1% for the first quarter of 2010 compared to 39.0% for the same period in 2009. The decrease in our effective tax rate was primarily due to the benefit of anticipated foreign tax credits. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods.

Net Income: Net income increased $2.3 million, or 33%, to $9.2 million for the first quarter of 2010 from $6.9 million for the comparable period in 2009. Diluted earnings per share was $0.27 for the first quarter of 2010 compared to $0.20 for the first quarter of 2009.

Liquidity and Capital Resources

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At March 31, 2010, we had total cash and cash equivalents of $365.9 million compared to $386.7 million at December 31, 2009. In addition, we had short-term investments of $49.9 million at March 31, 2010 compared to $22.8 million at December 31, 2009.

Net cash provided by operating activities was $19.9 million for the three months ended March 31, 2010 compared to $58.8 million for the same period in 2009. The change for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to a smaller decrease in accounts receivable and an increase in inventory in 2010 compared to a decrease in inventory in 2009, partially offset by a smaller decrease in accounts payable.

Net cash used in investing activities was $33.2 million for the three months ended March 31, 2010 compared to $10.3 million for the comparable period in 2009. For the 2010 period, net cash used in investing activities primarily consisted of $27.2 million for purchases of short-term investments and $9.1 million for capital expenditures, of which $3.0 million was incurred but not yet paid. For the 2009 period, net cash used in investing activities primarily consisted of $10.3 million for capital expenditures, of which $5.2 million was incurred but not yet paid, and $5.2 million for purchases of short-term investments.

Cash used in financing activities was $9.2 million for the three months ended March 31, 2010 compared to $5.6 million for the comparable period in 2009. For the 2010 period, net cash used in financing activities primarily consisted of a dividend payment of $6.1 million and the repurchase of common stock at an aggregate price of $3.8 million. For the 2009 period, net cash used in financing activities primarily consisted of a dividend payment of $5.4 million.

To fund our domestic working capital requirements, we have available unsecured revolving lines of credit with aggregate seasonal limits ranging from $50.0 million to $125.0 million, of which $25.0 million to $100.0 million is committed. At March 31, 2010 and 2009, no balance was outstanding under these lines of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $102.1 million at March 31, 2010, of which $3.4 million is designated as a European customs guarantee. At March 31, 2010 and 2009, no balance was outstanding under these lines of credit.

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

Off-Balance Sheet Arrangements

We have arrangements in place to facilitate the import and purchase of inventory through import letters of credit. We maintain unsecured and uncommitted import lines of credit with a combined limit of $50.0 million at March 31, 2010, available for issuing documentary letters of credit. At March 31, 2010, we had outstanding letters of credit of $4.7 million for purchase orders for inventory under this arrangement.

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

Management regularly discusses with our audit committee each of our critical accounting estimates, the development and selection of these accounting estimates, and the disclosure about each estimate in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These discussions typically occur at our quarterly audit committee meetings and include the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the notes to the consolidated financial statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations may be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. These risk factors include any material changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Our Success Depends on Our Business Strategies

Our business strategies are to achieve sustainable, profitable growth by creating innovative products, elevating consumer perception of our brands, increasing consumer and retailer awareness and demand for our products, creating compelling retail environments, and building stronger emotional brand connections with consumers over time. We intend to pursue these strategies across extended product categories and in a growing number of geographic markets. We face many challenges in implementing our business strategies. For example, expansion of our direct-to-consumer business has required significant investments, yet, in the current unpredictable macro-economic environment, this expansion may not have the desired effect of increasing demand for our products. Our ability to expand our global footwear business and European business may also be significantly limited as a result of global economic conditions and a general weakness in global consumer demand. The success of our retail and e-commerce initiatives depends on our ability to adapt our internal processes to facilitate direct-to-consumer sales, to effectively manage retail store and e-commerce inventory, to hire, retain and train personnel capable of managing retail and e-commerce operations, to identify and negotiate favorable terms for retail locations, to effectively manage construction, opening, and ongoing operations of stores globally and to manage the operation of our e-commerce platform effectively. The failure to implement our business strategies successfully could have a material adverse effect on our financial condition, results of operations or cash flows.

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

We continue to expand into international markets where we have little sales or distribution experience and where our brands are not yet widely known. Expanding into new markets involves, among other things, gaining consumer acceptance and establishing and protecting intellectual property rights. Attracting superior retail channel partners and improving the sales productivity of our customers each depend on various factors, including the strength of our brand names, our ability to design and source innovative products, competitive conditions, the availability of desirable locations and the negotiation of terms with customers. Future terms with customers may be less favorable to us than those under which we now operate. Large wholesale customers in particular increasingly seek to transfer various costs of business to their vendors, such as the cost of lost profits from promotional activity and product price markdowns, which could cause our gross margins to decline if we are unable to offset price reductions with comparable reductions in operating costs.

To implement our business strategy, we must continue to modify various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Changes in our business may place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we may have operating difficulties as a result. For example, in support of our strategic initiatives, we plan to make significant investments to information technology infrastructure that will require significant management attention and corporate resources. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.

We May be Adversely Affected by Volatile Economic Conditions

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

We May be Adversely Affected by Volatility in Global Production Costs

Our product costs are subject to substantial fluctuation based on changes in labor markets in certain Asian countries, particularly China and Vietnam, interest rates, currency exchange rates, global oil markets, availability of a skilled workforce and production capacity at independent factories, and general economic conditions. For example, volatility in global oil markets has resulted in fluctuating fuel and product prices and caused costs to produce our products through independent contractors to change, sometimes significantly. Since the majority of our products are manufactured outside of our principal sales markets, our products must be transported by third parties over large geographical distances and volatile fuel costs can result in rapidly changing transportation costs. Because we price our products in advance and the external cost changes may be difficult to predict, we may not be able to adjust our pricing structure in a timely manner in order to remain competitive, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We May be Adversely Affected by the Financial Health of our Customers

Sluggish economies and consumer uncertainty regarding future economic prospects in our key markets have had an adverse effect on the financial health of our customers, some of whom have filed or may file for protection under bankruptcy laws, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers based on an assessment of the customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation or reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant wholesale customers have liquidated or reorganized, while others have had financial difficulties in the past and have recently experienced tightened credit markets and sales declines and reduced profitability on a comparable store basis, which in turn has an adverse effect on our business. We may reduce our level of business with customers experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial position, results of operations or cash flows.

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

Our Results of Operations Could be Materially Harmed If We Are Unable to Accurately Forecast Demand for Our Products

Many factors may significantly affect demand for our products, including, among other things, economic conditions, fashion trends, consumer preferences and weather, making it difficult to accurately forecast demand for our products and our future results of operations. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place some orders for our products with independent factories prior to receiving all of our customers’ orders and we maintain an inventory of various products that we anticipate will be in greater demand. In addition, customers are generally allowed to cancel orders prior to shipment with sufficient notice. During periods of weak economic conditions we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of certain customers’ operations. In this weak economic period, we may not be able to sell all of the products we have ordered from independent factories or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through discount retail channels, which could have a material adverse effect on our brand image, financial condition, results of operations or cash flows. For certain demand planning functions, we rely on manual processes and judgment that are difficult to control and are subject to human error.

Conversely, if we underestimate demand for our products or if our independent factories are unable to supply products when we need them, we may experience inventory shortages. Inventory shortages might prevent us from fulfilling customer orders, delay shipments to customers, negatively affect customer relationships, and diminish our ability to build brand loyalty. Shipments delayed due to limited factory capacity could result in order cancellations by our customers, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

We May be Adversely Affected by Retailer Consolidation

When our wholesale customers combine their operations through mergers, acquisitions, or other transactions, their consolidated order volume may decrease while their bargaining power and the competitive threat they pose by marketing products under their own private labels may increase. Some of our significant customers have consolidated their operations in the past, which in turn has had a negative effect on our business. Future retailer consolidations could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our Investments May be Adversely Affected by Market Conditions

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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 through January 31, 2010	—	—	—	$92,601,000
February 1, 2010 through February 28, 2010	89,464	$42.90	89,464	88,763,000
March 1, 2010 through March 31, 2010	—	—	—	88,763,000

Total	89,464	$42.90	89,464	$88,763,000

(1)

Since the inception of the Company’s stock repurchase plan in April 2004 through March 31, 2010, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of March 31, 2010, the Company had repurchased 8,987,421 shares under this program at an aggregate purchase price of approximately $411,237,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 6 – EXHIBITS

(a) Exhibits

10.1	Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after March 29, 2010.

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Senior Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Senior Vice President, Chief Financial Officer and Treasurer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: May 7, 2010	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President, Chief Financial Officer and Treasurer