Form 10-Q
period 2010-06-30
COLUMBIA SPORTSWEAR CO
filed 2010-08-06
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Common Stock outstanding on July 23, 2010 was 33,823,817.

COLUMBIA SPORTSWEAR COMPANY

June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$346,643	$386,664
Short-term investments	51,686	22,759
Accounts receivable, net of allowance of $6,549 and $7,347, respectively	145,463	226,548
Inventories, net (Note 4)	310,520	222,161
Deferred income taxes	30,801	31,550
Prepaid expenses and other current assets	47,628	32,030

Total current assets	932,741	921,712
Property, plant and equipment, at cost, net of accumulated depreciation of $233,151 and $223,887, respectively	224,865	235,440
Intangibles and other non-current assets (Note 5)	41,742	43,072
Goodwill	12,659	12,659

Total assets	$1,212,007	$1,212,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$120,134	$102,494
Accrued liabilities	63,916	67,312
Income taxes payable	6,181	6,884
Deferred income taxes	2,414	2,597

Total current liabilities	192,645	179,287

Income taxes payable	21,344	19,830
Deferred income taxes	—	1,494
Other long-term liabilities	17,182	15,044

Total liabilities	231,171	215,655

Commitments and contingencies (Note 12)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 33,823 and 33,736 issued and outstanding (Note 9)	6,712	836
Retained earnings	937,461	952,948
Accumulated other comprehensive income (Note 8)	36,663	43,444

Total shareholders’ equity	980,836	997,228

Total liabilities and shareholders’ equity	$1,212,007	$1,212,883

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$221,831	$179,268	$522,237	$451,234
Cost of sales	124,909	104,961	298,011	266,432

Gross profit	96,922	74,307	224,226	184,802
Selling, general and administrative expenses	113,458	92,246	228,997	194,255
Net licensing income	1,819	2,053	2,544	3,961

Loss from operations	(14,717)	(15,886)	(2,227)	(5,492)
Interest income, net	392	566	926	1,480

Loss before income tax	(14,325)	(15,320)	(1,301)	(4,012)
Income tax benefit (expense)	3,721	5,442	(75)	1,032

Net loss	$(10,604)	$(9,878)	$(1,376)	$(2,980)

Loss per share:
Basic	$(0.31)	$(0.29)	$(0.04)	$(0.09)
Diluted	(0.31)	(0.29)	(0.04)	(0.09)
Cash dividends per share	$0.18	$0.16	$0.36	$0.32

Weighted average shares outstanding (Note 9):
Basic	33,800	33,904	33,767	33,888
Diluted	33,800	33,904	33,767	33,888

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,376)	$(2,980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,490	16,666
Loss on disposal or impairment of property, plant, and equipment	258	108
Deferred income taxes	553	(630)
Stock-based compensation	3,272	3,187
Excess tax benefit from employee stock plans	(419)	(15)
Changes in operating assets and liabilities:
Accounts receivable	77,931	152,235
Inventories	(93,208)	(37,960)
Prepaid expenses and other current assets	(16,712)	(10,296)
Intangibles and other assets	(198)	(876)
Accounts payable	18,708	(19,073)
Accrued liabilities	6,750	(10,551)
Income taxes payable	293	(3,048)
Other liabilities	2,122	1,483

Net cash provided by operating activities	16,464	88,250

Cash flows from investing activities:
Purchases of short-term investments	(30,116)	(5,163)
Sales of short-term investments	1,083	25,163
Capital expenditures	(14,362)	(14,465)
Proceeds from sale of property, plant, and equipment	—	8

Net cash provided by (used in) investing activities	(43,395)	5,543

Cash flows from financing activities:
Proceeds from notes payable	11,304	28,478
Repayments on notes payable	(11,304)	(28,478)
Repayment on long-term debt and other long-term liabilities	—	(4)
Proceeds from issuance of common stock under employee stock plans, net	4,161	262
Excess tax benefit from employee stock plans	419	15
Repurchase of common stock	(3,838)	(336)
Cash dividends paid	(12,151)	(10,842)

Net cash used in financing activities	(11,409)	(10,905)

Net effect of exchange rate changes on cash	(1,681)	1,761

Net increase (decrease) in cash and cash equivalents	(40,021)	84,649
Cash and cash equivalents, beginning of period	386,664	230,617

Cash and cash equivalents, end of period	$346,643	$315,266

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, net of capitalized interest	$20	$28
Cash paid during the period for income taxes	7,516	11,309

Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	$2,119	$4,612

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management include all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. A significant part of the Company’s business is of a seasonal nature; therefore, the results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Estimates and assumptions:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. Some of these more significant estimates relate to revenue recognition, allowance for doubtful accounts, inventory obsolescence, product warranty, long-lived and intangible assets, income taxes and stock-based compensation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recent accounting pronouncements:

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, statement of operations or cash flows. See Note 13.

NOTE 3 – PRODUCT WARRANTY

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. A summary of accrued warranties for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$11,977	$9,492	$12,112	$9,746
Charged to costs and expenses	411	700	1,572	1,584
Claims settled	(916)	(736)	(2,085)	(1,698)
Other	(414)	230	(541)	54

Balance at end of period	$11,058	$9,686	$11,058	$9,686

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 4 – INVENTORIES, NET

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories, net, consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$1,073	$1,021
Work in process	744	163
Finished goods	308,703	220,977

	$310,520	$222,161

NOTE 5 – INTANGIBLES AND OTHER NON-CURRENT ASSETS

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$898	$(698)	$200	$898	$(643)	$255
Intangible assets not subject to amortization:
Trademarks and trade names	26,872	—	26,872	26,872	—	26,872

Identifiable intangible assets, net			$27,072			$27,127

Amortization expense for intangible assets subject to amortization is estimated to be $109,000 in 2010 and $73,000 per year in both 2011 and 2012. These patents are anticipated to become fully amortized in 2012.

Other non-current assets consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Deferred tax assets	$4,323	$5,435
Long-term deposits	7,987	8,360
Other	2,360	2,150

	$14,670	$15,945

NOTE 6 – SHORT-TERM BORROWINGS AND CREDIT LINES

The Company entered into a domestic credit agreement for an unsecured, committed $125,000,000 revolving line of credit effective June 15, 2010. At June 30, 2010, no balance was outstanding under this line of credit. The maturity date of this agreement is July 1, 2012. Interest, payable monthly, is based on the Company’s applicable funded debt ratio, ranging from LIBOR plus 100 to 175 basis points. This line of credit requires the Company to comply with certain financial covenants covering net income, tangible net worth and borrowing basis. At June 30, 2010 the Company was in compliance with all associated covenants. If the Company is in default, it is prohibited from paying dividends or repurchasing common stock. At June 30, 2009, the Company had domestic unsecured lines of credit with aggregate seasonal limits ranging from $50,000,000 to $125,000,000, of which $25,000,000 to

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

$100,000,000 was committed. At June 30, 2009, no balance was outstanding under these lines of credit and the Company was in compliance with all associated covenants. These lines of credit were terminated June 15, 2010 upon entering into the $125,000,000 million agreement referred to above.

NOTE 7 – STOCK-BASED COMPENSATION

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The majority of all stock option and restricted stock unit grants outstanding under the 1997 Stock Incentive Plan were granted in the first quarter of each fiscal year.

The following table summarizes the Company’s total stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	$859	$731	$1,652	$1,340
Restricted stock units	868	1,058	1,620	1,847

Total	$1,727	$1,789	$3,272	$3,187

Stock Options

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

The following table shows the weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected term	6.40 years	6.67 years	4.53 years	4.72 years
Expected stock price volatility	29.26%	29.01%	28.79%	29.54%
Risk-free interest rate	2.27%	2.67%	1.91%	1.72%
Expected dividend yield	1.46%	2.10%	1.64%	2.18%
Weighted average grant date fair value per share	$ 13.79	$ 8.10	$ 10.08	$ 6.49

During the six months ended June 30, 2010 and 2009, the Company granted 385,924 and 377,121 stock options, respectively. At June 30, 2010 and 2009, unrecognized costs related to outstanding stock options totaled approximately $6,264,000 and $6,263,000, respectively, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at June 30, 2010 are expected to be recognized over a weighted average period of 2.76 years.

Restricted Stock Units

The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, dividend yield and closing price of the Company’s common stock on the date of grant.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents the weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Vesting period	3.10 years	2.77 years	3.74 years	3.82 years
Expected dividend yield	1.49%	2.10%	1.57%	2.20%
Weighted average grant date fair value per restricted stock unit	$ 46.17	$ 28.80	$ 43.56	$ 26.91

During the six months ended June 30, 2010 and 2009, the Company granted 124,344 and 132,904 restricted stock units, respectively. At June 30, 2010 and 2009, unrecognized costs related to outstanding restricted stock units totaled approximately $7,056,000 and $6,000,000, respectively, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at June 30, 2010 are expected to be recognized over a weighted average period of 2.24 years.

NOTE 8 – COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of foreign currency translation adjustments, unrealized gains and losses on certain derivative transactions and unrealized gains and losses on available-for-sale securities. A summary of comprehensive income or loss, net of related tax effects, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(10,604)	$(9,878)	$(1,376)	$(2,980)
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	17	(260)	(5)	—
Unrealized derivative holding gains (losses) arising during period	4,285	(3,642)	5,154	(1,778)
Reclassification to net income or loss of previously deferred (gains) losses on derivative transactions	260	(63)	1,429	(1,715)
Foreign currency translation adjustments	(12,854)	14,615	(13,359)	1,647

Other comprehensive income (loss)	(8,292)	10,650	(6,781)	(1,846)

Comprehensive income (loss)	$(18,896)	$772	$(8,157)	$(4,826)

Accumulated other comprehensive income or loss, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized holding gains (losses) on derivative transactions	Unrealized holding gains (losses) on available-for- sale securities	Accumulated other comprehensive income
Balance at December 31, 2009	$44,538	$(1,158)	$64	$43,444
Activity for the six months ended June 30, 2010	(13,359)	6,583	(5)	(6,781)

Balance at June 30, 2010	$31,179	$5,425	$59	$36,663

NOTE 9 – EARNINGS PER SHARE

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average shares of common stock outstanding, used in computing basic loss per share	33,800	33,904	33,767	33,888
Effect of dilutive stock options and restricted stock units	—	—	—	—

Weighted average shares of common stock outstanding, used in computing diluted loss per share	33,800	33,904	33,767	33,888

Loss per share of common stock:
Basic	$(0.31)	$(0.29)	$(0.04)	$(0.09)
Diluted	(0.31)	(0.29)	(0.04)	(0.09)

Stock options and service-based restricted stock units representing 2,237,832 and 2,105,619 shares of common stock for the three months ended June 30, 2010 and 2009, respectively, and 2,208,577 and 2,086,379 shares of common stock for the six months ended June 30, 2010 and 2009, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive due to a net loss in the period. In addition, performance-based restricted stock units representing 48,477 and 54,595 shares of common stock for the three months ended June 30, 2010 and 2009, respectively, and 42,895 and 54,595 shares of common stock for the six months ended June 30, 2010 and 2009, respectively, were outstanding but were excluded from the computation of diluted EPS either due to a net loss in the period or because these shares were subject to performance conditions that had not been met.

Since the inception of the Company’s stock repurchase plan in 2004 through June 30, 2010, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of June 30, 2010, the Company had repurchased 8,987,421 shares under this program at an aggregate purchase price of approximately $411,237,000. The Company did not repurchase any shares under this program for the three months ended June 30, 2010 or 2009. During the six months ended June 30, 2010 the Company repurchased an aggregate of $3,838,000 of common stock under the stock repurchase plan, of which $1,960,000 was recorded as a reduction to total retained earnings; otherwise, the aggregate purchase price would have resulted in a negative common stock carrying amount. The Company did not repurchase any shares during the six months ended June 30, 2009.

NOTE 10 – SEGMENT INFORMATION

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

The geographic distribution of the Company’s net sales and income (loss) before income tax are summarized in the following tables (in thousands). Inter-segment net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales:
United States	$123,644	$97,710	$296,892	$253,988
EMEA	38,662	33,703	85,521	83,511
LAAP	51,898	39,975	107,951	86,060
Canada	7,627	7,880	31,873	27,675

	$221,831	$179,268	$522,237	$451,234

Income (loss) before income tax:
United States	$(16,235)	$(13,796)	$(11,408)	$(16,412)
EMEA	(2,058)	(4,713)	(2,697)	(65)
LAAP	6,489	5,181	13,275	10,555
Canada	(2,913)	(2,558)	(1,397)	430
Interest income, net	392	566	926	1,480

	$(14,325)	$(15,320)	$(1,301)	$(4,012)

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 11 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

In the normal course of business, the Company’s financial position and results of operations are routinely subject to a variety of risks. These risks include risks associated with global financial and capital markets, primarily exchange rate risk and, to a lesser extent, interest rate risk and equity market risk. The Company regularly assesses these risks and has established policies and business practices designed to result in an appropriate level of protection against an adverse effect of these risks. The Company does not engage in speculative trading in any financial or capital market.

The Company’s exchange rate risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. The Company focuses on anticipated cash flows resulting from firmly and non-firmly committed inventory purchases and the related receivables and payables, including third party or intercompany transactions. The Company manages this risk primarily by using currency forward and option contracts. The Company hedges anticipated, but not yet firmly committed, transactions that carry a high level of certainty and are expected to be recognized within one year. Hedged transactions are denominated primarily in U.S. dollars and are generally obligations of subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as the functional currency. The Company uses foreign currency forward contracts to hedge foreign currency denominated payments related to intercompany loan agreements.

The Company hedges against the exchange rate risk associated with anticipated transactions denominated in non-functional currencies and accounts for these instruments as cash flow hedges. The effective change in fair value of these financial instruments is initially offset to accumulated other comprehensive income and any ineffective portion is offset to current income. Amounts accumulated in other comprehensive income are subsequently reclassified to cost of sales when the underlying transaction is included in income. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge effectiveness and included in current cost of sales. For option contracts, the hedging relationship is assumed to have no ineffectiveness if the critical terms of the option contract match the hedged transaction’s terms, the strike price, or prices, match the specified levels beyond or within that of the exposure being hedged, the option’s cash flows completely offset the hedged item’s cash flow at maturity and the option can only be exercised on a specified date. Hedge ineffectiveness was not material during the three and six months ended June 30, 2010 and 2009.

At June 30, 2010, the gross notional amount of outstanding forward and option contracts designated as cash flow hedges against anticipated inventory purchases was $85,725,000 and $9,000,000, respectively. At June 30, 2009, the gross notional amount of outstanding forward contracts designated as cash flow hedges against anticipated inventory purchases was $60,000,000. The Company did not have any outstanding option contracts at June 30, 2009. At June 30, 2010, approximately $4,327,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.

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

The Company uses derivative instruments not formally designated as hedges to manage the exchange rate risk associated with both the remeasurement of monetary assets and liabilities and anticipated transactions that do not qualify as the hedged items in cash flow hedging relationships. At June 30, 2010, the gross notional amount of these outstanding forward and option contracts was $53,322,000 and $25,384,000, respectively. At June 30, 2009 the gross notional amount of these outstanding forward contracts was $10,000,000. The Company did not have any outstanding option contracts at June 30, 2009. The change in fair value of these instruments is recognized immediately in cost of sales or selling, general and administrative (“SG&A”) expense, depending on the underlying exposure.

At June 30, 2010, the Company’s derivative contracts had a remaining maturity of approximately one year or less. All the counterparties to these transactions had an S&P / Moody’s short-term credit rating of A-2 / P-2 or better. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

approximately $2,000,000 at June 30, 2010. The majority of the Company’s derivative counterparties have strong credit ratings and, as a result, the Company does not require collateral to facilitate transactions. The Company does not hold derivatives featuring credit-related contingent terms. In addition, the Company is not a party to any derivative master agreement featuring credit-related contingent terms. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

Derivative instruments designated as cash flow hedges:	Classification	June 30, 2010	December 31, 2009
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$4,773	$1,099
Currency option contracts	Prepaid expenses and other current assets	344	—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	445	890
Currency option contracts	Accrued liabilities	90	—

Derivative instruments not designated as hedges:	Classification	June 30, 2010	December 31, 2009
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$1,812	$453
Currency option contracts	Prepaid expenses and other current assets	34	—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	204	1,065
Currency option contracts	Accrued liabilities	364	—

The following table presents the effect and classification of derivative instruments for the three and six months ended June 30, 2010 and 2009 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Currency Forward Contracts:	Statement Of Operations Classification	2010	2009	2010	2009
Derivative instruments designated as cash flow hedges:
Gain (Loss) recognized in other comprehensive income or loss, net of tax	—	$4,285	$(3,642)	$5,154	$(1,778)
Gain (Loss) reclassified from accumulated other comprehensive income or loss to income or loss for the effective portion, net of tax	Cost of sales	(283)	53	(1,440)	1,705
Gain (Loss) recognized in income or loss for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(75)	99	(96)	(18)
Derivative instruments not designated as cash flow hedges:

Gain recognized in income or loss	Cost of sales	944	62	1,071	402
Gain recognized in income or loss	SG&A	1,757	—	4,314	—

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Inventory Purchase Obligations

Product purchase obligations for open production purchase orders for sourced apparel, footwear, accessories and equipment, and materials used to manufacture apparel were $378,286,000 and $258,069,000 at June 30, 2010 and December 31, 2009, respectively. To support certain inventory purchase obligations, letters of credit were outstanding for $5,141,000 and $7,771,000 at June 30, 2010 and December 31, 2009, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 13 – FAIR VALUE MEASURES

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

Assets and liabilities measured at fair value on a recurring basis at June 30, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$276,216	$—	$—	$276,216
Time deposits	9,822	—	—	9,822
U.S. Government-backed municipal bonds	—	10,750	—	10,750
Available-for-sale short-term investments(1)
Short-term municipal bond fund	25,421	—	—	25,421
Time deposits	2,320	—	—	2,320
U.S. Government-backed municipal bonds	—	23,945	—	23,945
Other current assets
Derivative financial instruments (Note 11)	—	6,963	—	6,963
Non-current assets
Mutual fund shares	1,221	—	—	1,221

Total assets measured at fair value	$315,000	$41,658	$—	$356,658

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$1,103	$—	$1,103

Total liabilities measured at fair value	$—	$1,103	$—	$1,103

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$332,574	$—	$—	$332,574
Time deposits	16,844	—	—	16,844
Available-for-sale short-term investments(1)
Short-term municipal bond fund	20,247	—	—	20,247
Time deposits	2,512	—	—	2,512
Other current assets
Derivative financial instruments (Note 11)	—	1,552	—	1,552
Non-current assets
Mutual fund shares	826	—	—	826

Total assets measured at fair value	$373,003	$1,552	$—	$374,555

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$1,955	$—	$1,955

Total liabilities measured at fair value	$—	$1,955	$—	$1,955

(1) - Investments have remaining maturities greater than three months but less than one year

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with insufficient volume or infrequent transactions.

There were no assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2010 or December 31, 2009.

NOTE 14 – SUBSEQUENT EVENT

In July 2010, the Board of Directors approved a quarterly dividend of $0.18 per share, payable on August 26, 2010 to shareholders of record on August 12, 2010.

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

Our Business

As one of the largest outdoor apparel and footwear companies in the world, we design, source, market and distribute active outdoor apparel, footwear, accessories and equipment under the Columbia, Mountain Hardwear, Sorel, Montrail, and Pacific Trail brands. Our products are sold through a mix of wholesale distribution channels, independent distributors, our own retail channels and licensees.

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

Seasonality and Variability of Business

Our business is affected by the general seasonal trends common to the outdoor industry and is heavily dependent upon discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our product mix is weighted substantially toward the fall season, resulting in sales and profits being highest in the third calendar quarter. The recent expansion of our owned retail operations beginning in 2008 has increased the proportion of sales and profits that we generate in the fourth calendar quarter.

Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in economic conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, and the continued popularity of outdoor activities as part of an active lifestyle in key markets. Our net sales volumes have been affected by the volatility of the global economy and its impact on customer financial health, affecting our customers’ placement of advance orders, order cancellations and seasonal reorders, and consumer spending. Sales tend to decline in periods of recession or uncertainty regarding future economic prospects that affect consumer spending, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on our financial position, results of operations or cash flows.

Business Outlook

The business climate continues to present us with a great deal of uncertainty, with a number of variables that we rely on for planning purposes moving in opposing directions, making it more difficult to predict future results. Factors that could significantly affect our 2010 outlook include:

•	Fluctuating currency exchange rates;

•

Complexities of matching the mix and volumes of production at our independent manufacturing partners’ facilities with increased customer demand and accelerated delivery requests, which could cause increased costs to expedite production and delivery, delayed deliveries to retailers and /or order cancellations by retailers;

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

As a result of these continuing efforts, we expect our operating expense levels to increase generally compared to 2009. In addition, we intend to focus on improvements to our operational processes, which will involve significant investments in initiatives to improve operational flexibility and performance across our supply chain, including initiatives to improve our information technology infrastructure and our enterprise data and information management across our organization. These investments are ultimately expected to provide the foundation for a multi-year implementation of a new global enterprise resource planning, or ERP system.

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

The second quarter is our smallest revenue quarter, historically accounting for approximately 15 percent of annual net sales. As a result, geographic, product category and brand net sales results often produce large percentage variances when compared with the prior year’s comparable period due to the small base of comparison and because of shifts in the timing of shipments. International distributor shipments may occur late in the second quarter or early in the third quarter and wholesale customer shipments may occur late in the first quarter or early in the second quarter.

Highlights of the Second Quarter of 2010

•

Net sales for the second quarter of 2010 increased $42.6 million, or 24%, to $221.8 million from $179.2 million for the second quarter of 2009, including approximately a two percentage point benefit from changes in foreign currency exchange rates.

•	Net loss for the second quarter of 2010 was $10.6 million, or $0.31 per diluted share, compared to a net loss of $9.9 million, or $0.29 per diluted share, for the second quarter of 2009.

•	In July 2010, the Board of Directors declared a quarterly dividend of $0.18 per share.

•	Cash and short-term investments as of June 30, 2010 totaled approximately $398.3 million.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.3	58.5	57.1	59.0

Gross profit	43.7	41.5	42.9	41.0
Selling, general and administrative expense	51.1	51.5	43.8	43.0
Net licensing income	0.8	1.1	0.5	0.8

Loss from operations	(6.6)	(8.9)	(0.4)	(1.2)
Interest income, net	0.1	0.4	0.2	0.3

Loss before income tax	(6.5)	(8.5)	(0.2)	(0.9)
Income tax benefit (expense)	1.7	3.0	(0.1)	0.2

Net loss	(4.8)%	(5.5)%	(0.3)%	(0.7)%

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

Net Sales: Consolidated net sales increased $42.6 million, or 24%, to $221.8 million for the second quarter of 2010 from $179.2 million for the comparable period in 2009. Changes in foreign currency exchange rates compared with the second quarter of 2009 contributed approximately a two percentage point benefit to the consolidated net sales comparison.

Sales by Geographic Region

Net sales by geographical region are summarized in the following table:

	Three Months Ended June 30,
	2010	2009	% Change
	(In millions, except for percentage changes)
United States	$123.7	$97.7	27%
EMEA	38.6	33.7	15%
LAAP	51.8	39.9	30%
Canada	7.7	7.9	(3)%

	$221.8	$179.2	24%

Net sales in the United States increased $26.0 million, or 27%, to $123.7 million for the second quarter of 2010 from $97.7 million for the comparable period in 2009. The increase in net sales in the United States was led by sportswear, followed by outerwear, accessories and equipment and footwear. The net sales increase was led by our wholesale business, followed by our retail business, and primarily concentrated in the Columbia brand. The increase in net sales in our wholesale business was primarily due to increased demand as well as a shift in the timing of shipments as a larger percentage of spring 2010 shipments occurred in the second quarter of 2010, while a larger percentage of spring 2009 shipments occurred in the first quarter of 2009. The net sales increase in our retail business was driven by increased sales within existing stores, an increase in the number of retail stores, as well as contributions from our Columbia brand and Sorel brand e-commerce sites that were launched in the second half of 2009. As of June 30, 2010, we operated 40 outlet retail stores and 8 branded retail stores in the United States, compared with 33 outlet retail stores and 6 branded retail stores as of June 30, 2009.

Net sales in the EMEA region increased $4.9 million, or 15%, to $38.6 million for the second quarter of 2010 from $33.7 million for the comparable period in 2009. Changes in foreign currency exchange rates compared with the second quarter of 2009 negatively affected the EMEA net sales comparison by approximately one percentage point. The increase in net sales in the EMEA region was led by sportswear, followed by footwear, accessories and equipment and outerwear. The net sales increase in the EMEA region was led by our EMEA distributor business, followed by our EMEA direct business. The net sales increase in our EMEA distributor business was concentrated in the Columbia brand and was primarily the result of increased advance orders for fall 2010 compared to fall 2009 advance orders and improved macro-economic conditions in Russia. The EMEA direct business net sales increase was predominantly due to a shift in the timing of shipments as a larger percentage of spring 2010 shipments occurred in the second quarter of 2010, while a larger percentage of spring 2009 shipments occurred in the first quarter of 2009.

Net sales in the LAAP region increased $11.9 million, or 30%, to $51.8 million for the second quarter of 2010 from $39.9 million for the comparable period in 2009. Changes in foreign currency exchange rates compared with the second quarter of 2009 contributed approximately a nine percentage point benefit to the LAAP net sales comparison. The increase in net sales in the LAAP region was led by sportswear, followed by outerwear, footwear and accessories and equipment. The net sales increase in the LAAP region was led by Korea, followed by Japan and LAAP distributors. The increase in Korea net sales was primarily due to increased sales from existing stores, the favorable effect of foreign currency exchange rates and incremental sales from new retail stores compared with the second quarter of 2009. The increase in Japan net sales was primarily concentrated in Columbia-branded apparel and was aided by a favorable effect of foreign currency exchange rates. Net sales to our LAAP distributors increased due to the rescheduling of some orders for southern hemisphere distributors from the fourth quarter of 2009 to the second quarter of 2010 to better align with their selling seasons that lag our product seasons by six months.

Net sales in Canada decreased $0.2 million, or 3%, to $7.7 million for the second quarter of 2010 from $7.9 million for the comparable period in 2009. Changes in foreign currency exchange rates compared with 2009 contributed approximately a thirteen percentage point benefit to the Canada net sales comparison. The decrease in net sales in Canada was led by footwear, followed by outerwear, partially offset by a net sales increase in sportswear while net sales of accessories and equipment remained flat compared with the second quarter of 2009. The decrease in net sales in Canada was primarily due to a shift in the timing of spring shipments into the first quarter of 2010.

Sales by Product Category

Net sales by product category are summarized in the following table:

	Three Months Ended June 30,
	2010	2009	% Change
	(In millions, except for percentage changes)
Sportswear	$121.9	$98.4	24%
Outerwear	43.4	35.1	24%
Footwear	38.7	33.4	16%
Accessories and Equipment	17.8	12.3	45%

	$221.8	$179.2	24%

Net sales of sportswear increased $23.5 million, or 24%, to $121.9 million for the second quarter of 2010 from $98.4 million for the comparable period in 2009. Sportswear net sales increased across all geographic regions. The increase in sportswear net sales was primarily concentrated in the Columbia brand and was led by the United States, followed by the LAAP region, the EMEA region and Canada. The sportswear net sales increase in the United States was led by our wholesale business, followed by our retail business. The sportswear net sales increase in the LAAP region was led by Korea, followed by Japan and LAAP distributors. The sportswear net sales increase in the EMEA region was led by EMEA distributors followed by our EMEA direct business.

Net sales of outerwear increased $8.3 million, or 24%, to $43.4 million for the second quarter of 2010 from $35.1 million for the comparable period in 2009. The increase in outerwear net sales was primarily concentrated in the United States and the LAAP region, followed by the EMEA region, partially offset by a net sales decrease in Canada. The outerwear net sales increase in the United States was concentrated in the Columbia brand and was led by an increase in sales in our retail business, followed by our wholesale business. The outerwear net sales increase in the LAAP region was concentrated in the Columbia brand and was led by Korea, followed by Japan, partially offset by a net sales decrease in our LAAP distributor business.

Net sales of footwear increased $5.3 million, or 16%, to $38.7 million for the second quarter of 2010 from $33.4 million for the comparable period in 2009. The increase in footwear net sales was concentrated in the Columbia brand and was led by the LAAP region, followed by the EMEA region and the United States, partially offset by a net sales decrease in Canada. The footwear net sales increase in the LAAP region was led by LAAP distributors, followed by Korea and Japan.

Net sales of accessories and equipment increased $5.5 million, or 45%, to $17.8 million for the second quarter of 2010 from $12.3 million for the comparable period in 2009. The increase in accessories and equipment net sales was led by the Columbia brand followed by the Mountain Hardwear brand. The increase in accessories and equipment net sales was led by the United States, followed by the EMEA and LAAP regions, while net sales in Canada remained flat compared with the second quarter of 2009.

Sales by Brand

Net sales by brand are summarized in the following table:

	Three Months Ended June 30,
	2010	2009	% Change
	(In millions, except for percentage changes)
Columbia	$199.4	$162.0	23%
Mountain Hardwear	18.3	13.2	39%
Sorel	1.8	1.6	13%
Other	2.3	2.4	(4)%

	$221.8	$179.2	24%

The net sales increase for the second quarter of 2010 compared to the second quarter of 2009 was concentrated in the Columbia brand followed by the Mountain Hardwear brand. The Columbia brand net sales increase was concentrated in sportswear, followed by outerwear, footwear and accessories and equipment. The Mountain Hardwear brand net sales increase was led by sportswear, followed by accessories and equipment and outerwear. The Columbia brand net sales increase was led by the United States, followed by the LAAP and EMEA regions, partially offset by a net sales decrease for the Columbia brand in Canada.

Gross Profit: Gross profit, as a percentage of net sales, increased to 43.7% in the second quarter of 2010 from 41.5% for the comparable period in 2009. Gross profit expansion was primarily due to a higher relative volume of full-price product sales at higher gross margins and a higher volume of retail sales at higher gross margins through our expanded base of U.S. retail stores, driven by lower and more targeted markdowns in our outlet channel.

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

SG&A expense increased $21.3 million, or 23%, to $113.5 million for the second quarter of 2010 from $92.2 million for the comparable period in 2009. The SG&A expense increase was primarily due to an increase in global personnel costs, including increased headcount, the reinstatement of personnel and benefits programs that were curtailed or postponed in 2009 and transitional costs associated with internalizing our sales organization in the United States, the EMEA region and Canada. Incremental expenses to support our expanded direct to consumer channels in the United States, the EMEA region, and Canada, and a planned increase in advertising spend also contributed to the SG&A expense increase. As a percentage of net sales, SG&A expense decreased to 51.1% of net sales for the second quarter of 2010 from 51.5% of net sales for the comparable period in 2009.

Selling expenses, including commissions and advertising, increased $3.9 million, or 25%, to 8.6% of net sales for the second quarter of 2010 from 8.5% of net sales for the comparable period in 2009. We attribute the increase in selling expenses to a planned increase in advertising spend.

General and administrative expenses increased $17.4 million, or 23%, to 42.6% of net sales for the second quarter of 2010 from 43.0% of net sales for the comparable period in 2009. The increase in general and administrative expenses was primarily due to an increase in global personnel costs and incremental operating costs in support of our expanded direct to consumer channels in the United States, the EMEA region, and Canada. Depreciation and amortization included in SG&A expense totaled $9.2 million for the second quarter of 2010, compared to $8.4 million for the same period in 2009.

Net Licensing Income: We license our trademarks across a range of categories that complement our current product offerings. Net licensing income decreased $0.3 million to $1.8 million for the second quarter of 2010 from $2.1 million for the same period in 2009. The decrease was primarily attributed to lower apparel and footwear net licensing income in the LAAP region.

Interest Income, Net: Net interest income was $0.4 million for the second quarter of 2010 compared to $0.6 million for the same period in 2009. The decrease in interest income was due to lower interest rates compared to the same period in 2009. Interest expense was nominal for the second quarter of 2010 and 2009.

Income Tax Benefit: Our income tax benefit decreased to $3.7 million for the second quarter of 2010 from $5.4 million for the comparable period in 2009 due to a lower effective tax rate and a smaller loss before income taxes for the quarter. Our effective income tax rate was 26.0% for the second quarter of 2010 compared to 35.5% for the same period in 2009. This decrease was primarily attributable to the anticipated benefit from foreign tax credits in 2010. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods.

Net Loss: Net loss increased $0.7 million, or 7%, to $10.6 million for the second quarter of 2010 from a net loss of $9.9 million for the comparable period in 2009. Diluted loss per share was $0.31 for the second quarter of 2010 compared to $0.29 for the second quarter of 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Net Sales: Consolidated net sales increased 16% to $522.2 million for the six months ended June 30, 2010 from $451.2 million for the comparable period in 2009. Changes in foreign currency exchange rates compared with the six months ended June 30, 2009 contributed approximately a three percentage point benefit to the consolidated net sales comparison.

The increase in net sales was led by the United States, followed the LAAP region, Canada and the EMEA region. By product category, the net sales increase was led by sportswear, followed by outerwear, footwear and accessories and equipment.

Sales by Geographic Region

Net sales by geographical region are summarized in the following table:

	Six Months Ended June 30,
	2010	2009	% Change
	(In millions, except for percentage changes)
United States	$296.9	$254.0	17%
EMEA	85.5	83.5	2%
LAAP	107.9	86.0	25%
Canada	31.9	27.7	15%

	$522.2	$451.2	16%

Net sales in the United States increased $42.9 million, or 17%, to $296.9 million from $254.0 million for the comparable period in 2009. The increase in net sales in the United States was led by sportswear, followed by outerwear, footwear and accessories and equipment. The net sales increase was led by an increase in our retail business, followed by an increase in our wholesale business, and was primarily concentrated in the Columbia brand. The net sales increase in our retail business primarily consisted of increased net sales of Columbia-branded products through increased sales within existing stores and our expanded base of Company-owned retail stores, with 9 more retail stores operating at June 30, 2010 than were operating at June 30, 2009, as well as contributions from our Columbia brand and Sorel brand e-commerce sites that launched in the second half of 2009. The wholesale net sales increase was due to an increase in the volume of full price sales, partially offset by a decrease in the volume of close-out sales, compared with the six months ended June 30, 2009.

Net sales in the EMEA region increased $2.0 million, or 2%, to $85.5 million from $83.5 million for the comparable period in 2009. Changes in foreign currency exchange rates compared with the six months ended June 30, 2009 contributed approximately a two percentage point benefit to the EMEA net sales comparison. The increase in net sales in the EMEA region was led by footwear, followed by accessories and equipment, partially offset by a net sales decrease in sportswear while net sales of outerwear remained flat compared to the six months ended June 30, 2009. The increase in net sales in the EMEA region consisted of an increase in our EMEA distributor business, partially offset by a decrease in our EMEA direct business. The increase in net sales to EMEA distributors was partially the result of improved macro-economic conditions in Russia, coupled with a shift in the timing of shipments as a larger proportion of spring 2010 shipments occurred in the first quarter of 2010 while a larger percentage of spring 2009 shipments occurred in the fourth quarter of 2008.

Net sales in the LAAP region increased $21.9 million, or 25%, to $107.9 million from $86.0 million for the comparable period in 2009. Changes in foreign currency exchange rates compared with the six months ended June 30, 2009 contributed approximately an eight percentage point benefit to the LAAP net sales comparison. The increase in net sales in the LAAP region was concentrated in the Columbia brand and was led by Korea, followed by Japan and our LAAP distributor business. The increase in Korea net sales was primarily due to the favorable effect of foreign currency exchange rates, increased sales from existing stores, and a greater number of retail stores open during 2010. The increase in Japan net sales was primarily the result of continued growth in our company-owned retail channel, increased wholesale net sales to the sporting goods channel and the favorable effect of foreign currency exchange rates. Net sales to LAAP distributors increased due to a rescheduling of shipments of some spring orders to southern hemisphere distributors from the fourth quarter of 2009 to the second quarter of 2010 to better align with their selling seasons that lag our product seasons by six months.

Net sales in Canada increased $4.2 million, or 15%, to $31.9 million from $27.7 million for the comparable period in 2009. Changes in foreign currency exchange rates compared with the six months ended June 30, 2009 contributed approximately a seventeen percentage point benefit to the Canada net sales comparison. The increase in net sales in Canada was led by outerwear, followed by sportswear, footwear and accessories and equipment. The increase in Canada net sales was due to favorable changes in foreign currency exchange rates compared to the six months ended June 30, 2009 that offset a net sales decrease in local currency.

Sales by Product Category

Net sales by product category are summarized in the following table:

	Six Months Ended June 30,
	2010	2009	% Change
	(In millions, except for percentage changes)
Sportswear	$268.3	$236.6	13%
Outerwear	131.0	111.9	17%
Footwear	84.8	73.4	16%
Accessories and Equipment	38.1	29.3	30%

	$522.2	$451.2	16%

Net sales of sportswear increased $31.7 million, or 13%, to $268.3 million from $236.6 million for the comparable period in 2009. The increase in sportswear net sales was concentrated in the Columbia brand, led by the United States, followed by the LAAP region and Canada, partially offset by a decrease in Columbia-branded sportswear net sales in the EMEA region. The sportswear net sales increase in the United States was led by our retail business, followed by our wholesale business. The sportswear net sales increase in the LAAP region was led by Korea, followed by Japan and the LAAP distributor business.

Net sales of outerwear increased $19.1 million, or 17%, to $131.0 million from $111.9 million for the comparable period in 2009. The increase in outerwear net sales was led by the United States, followed by the LAAP region and Canada and was concentrated in the Columbia brand. Outerwear net sales in the EMEA region remained essentially flat compared with the six months ended June 30, 2009. The net sales increase in outerwear in the United States was concentrated in our wholesale business, followed by our retail business. The outerwear net sales increase in the LAAP region was led by Korea, followed by Japan, partially offset by a net sales decrease in our LAAP distributor business.

Net sales of footwear increased $11.4 million, or 16%, to $84.8 million from $73.4 million for the comparable period in 2009. Footwear net sales increased across all geographic regions. The increase in footwear net sales was led by the United States, followed by the EMEA region, the LAAP region and Canada, and was concentrated in the Columbia brand. The net sales increase in footwear in the United States was led by our retail business, followed by our wholesale business. The footwear net sales increase in the EMEA region was led by our EMEA distributor business, followed by our EMEA direct business. The LAAP footwear net sales increase was led by Korea, followed by our LAAP distributor business and Japan.

Net sales of accessories and equipment increased $8.8 million, or 30%, to $38.1 million from $29.3 million for the comparable period in 2009. Accessories and equipment net sales increased across all geographic regions and was concentrated in the Columbia brand, followed by the Mountain Hardwear brand. Accessories and equipment net sales growth was led by the United States, followed by the LAAP region, the EMEA region and Canada.

Sales by Brand

Net sales by brand are summarized in the following table:

	Six Months Ended June 30,
	2010	2009	% Change
	(In millions, except for percentage changes)
Columbia	$467.1	$403.6	16%
Mountain Hardwear	43.9	36.4	21%
Sorel	5.8	4.6	26%
Other	5.4	6.6	(18)%

	$522.2	$451.2	16%

The net sales increase for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was concentrated in the Columbia brand followed by the Mountain Hardwear brand. The net sales increase in the Columbia brand was concentrated in sportswear, followed by outerwear, footwear and accessories and equipment. The net sales increase in the Mountain Hardwear brand was led by sportswear, followed by outerwear and accessories and equipment. The Columbia-branded net sales increase was led by the United States, followed by the LAAP region, Canada and the EMEA region.

Gross Profit: Gross profit increased 190 basis points to 42.9% of net sales for the six months ended June 30, 2010 from 41.0% for the comparable period in 2009. Gross margin expansion for the six months ended June 30, 2010 was primarily due to a higher relative volume of full-price product sales at higher gross margins and a higher volume of retail sales at higher gross margins through our expanded base of U.S. retail stores, driven by lower and more targeted markdowns in our outlet channel, partially offset by unfavorable foreign currency hedge rates.

Selling, General and Administrative Expense: SG&A expense increased $34.7 million, or 18%, to $229.0 million for the six months ended June 30, 2010 from $194.3 million for the comparable period in 2009. The SG&A expense increase was primarily due to an increase in global personnel costs, including increased headcount, the reinstatement of personnel and benefits programs that were curtailed or postponed in 2009 and transitional costs associated with internalizing our sales organization in the United States, the EMEA region and Canada. Incremental expenses to support our expanded direct to consumer channels in the United States, the EMEA region, and Canada and a planned increase in advertising spend also increased SG&A expense. As a percentage of net sales, SG&A expense increased to 43.8% for the six months ended June 30, 2010 from 43.0% for the comparable period in 2009.

Selling expenses, including commissions and advertising, increased $3.3 million, or 8.7%, to 8.0% of net sales for the six months ended June 30, 2010 from 8.5% of net sales for the comparable period in 2009. We attribute the increase in selling expenses to a planned increase in advertising spend, partially offset by lower commission expense as a result of internalizing certain sales organizations in the United States and the EMEA region. Operating expenses for the in-house sales organizations are included in general and administrative expenses.

General and administrative expenses increased $31.4 million, or 20%, to 35.8% of net sales for the six months ended June 30, 2010 from 34.5% of net sales for the comparable period in 2009. The increase in general and administrative expenses was primarily due to an increase in global personnel costs, incremental expenses to support our expanded direct to consumer channels in the United States, the EMEA region, and Canada, and the movement of certain sales territories in-house. Depreciation and amortization included in SG&A expense totaled $18.2 million for the six months ended June 30, 2010 compared to $16.3 million for the same period in 2009.

Net Licensing Income: Net licensing income decreased $1.5 million to $2.5 million for the six months ended June 30, 2010 from $4.0 million for the comparable period in 2009 primarily due to decreased apparel and footwear licensing in the LAAP region.

Interest Income, Net: Net interest income was $0.9 million for the six months ended June 30, 2010 compared to $1.5 million for the same period in 2009. The decrease in interest income was primarily driven by lower interest rates compared to the same period in 2009. Interest expense was nominal for the six months ended June 30, 2010 and in 2009.

Income Tax Benefit (Expense): Income tax expense increased to $0.1 million for the six months ended June 30, 2010 compared to a net tax benefit of $1.0 million for the comparable period in 2009. Our effective income tax rate was (5.8%) for the six months ended June 30, 2010 compared to 25.7% for the same period in 2009. The tax rate decreased primarily because of the impact that discrete expense items had on our year-to-date net loss before income taxes.

Net Loss: Net loss decreased $1.6 million, or 53%, to $1.4 million for the six months ended June 30, 2010 from $3.0 million for the comparable period in 2009. Diluted loss per share was $0.04 for the six months ended June 30, 2010 compared to $0.09 for the second quarter of 2009.

Liquidity and Capital Resources

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At June 30, 2010, we had total cash and cash equivalents of $346.6 million compared to $386.7 million at December 31, 2009. In addition, we had short-term investments of $51.7 million at June 30, 2010 compared to $22.8 million at December 31, 2009.

Net cash provided by operating activities was $16.5 million for the six months ended June 30, 2010 compared to $88.3 million for the same period in 2009. The change for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to a smaller decrease in accounts receivable and a larger increase in inventory, partially offset by an increase in accounts payable compared to a decrease in accounts payable in 2009.

Net cash used in investing activities was $43.4 million for the six months ended June 30, 2010 compared to $5.5 million of net cash provided by investing activities for the comparable period in 2009. For the 2010 period, net cash used in investing activities primarily consisted of $29.0 million for the net purchases of short-term investments and $16.5 million for capital expenditures, of which $2.1 million was incurred but not yet paid. For the 2009 period, net cash provided by investing activities primarily consisted of $20.0 million for net liquidations of short term investments, partially offset by $19.1 million for capital expenditures, of which $4.6 million was incurred but not yet paid.

Net cash used in financing activities was $11.4 million for the six months ended June 30, 2010 compared to $10.9 million for the comparable period in 2009. For the 2010 period, net cash used in financing activities primarily consisted of a dividend payment of $12.2 million and the repurchase of common stock at an aggregate price of $3.8 million, partially offset by proceeds from issuance of common stock of $4.2 million. For the 2009 period, net cash used in financing activities primarily consisted of a dividend payment of $10.8 million.

To fund our domestic working capital requirements, we have an unsecured, committed $125.0 million revolving line of credit available. We entered into this credit agreement effective June 15, 2010. At June 30, 2010, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. At June 30, 2009, we had unsecured lines of credit with aggregate seasonal limits ranging from $50.0 million to $125.0 million, of which $25.0 million to $100.0 million was committed. At June 30, 2009, no balance was outstanding under these lines of credit and we were in compliance with all associated covenants. These lines of credit were terminated June 15, 2010 upon entering into the $125.0 million agreement referred to above. Internationally, our subsidiaries have local currency operating lines of credit in place guaranteed by us with a combined limit of approximately $76.0 million at June 30, 2010, of which $3.1 million is designated as a European customs guarantee. At June 30, 2010 and 2009, no balance was outstanding under these lines of credit.

We expect to fund our future expenditures with existing cash, operating cash flows and credit facilities. If the need arises, we may need to seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.

Our operations are affected by seasonal trends typical in the outdoor apparel industry, and have historically resulted in higher sales and profits in the third calendar quarter. This pattern has resulted primarily from the timing of shipments of fall season products to wholesale customers. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and existing short-term borrowing arrangements.

Off-Balance Sheet Arrangements

We have arrangements in place to facilitate the import and purchase of inventory through import letters of credit. We maintain unsecured and uncommitted import lines of credit with a combined limit of $25.0 million at June 30, 2010, available for issuing documentary letters of credit. At June 30, 2010, we had outstanding letters of credit of $5.1 million for purchase orders for inventory under this arrangement.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our Annual Report on Form 10-K for the year ended December 31, 2009, have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other various assumptions that we believe to be reasonable in the circumstances. Many of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for uncollectible accounts receivable, the provision for potential excess, closeout and slow moving inventory, product warranty, income taxes and stock-based compensation.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to the notes to the consolidated financial statements.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, or results of operations may be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Our Success Depends on Our Business Strategies

Our business strategies are to achieve sustainable, profitable growth by creating innovative products, elevating consumer perception of our brands, increasing consumer and retailer awareness and demand for our products, creating compelling retail environments, and building stronger emotional brand connections with consumers over time. We intend to pursue these strategies across extended product categories and in a growing number of geographic markets. We face many challenges in implementing our business strategies. For example, expansion of our direct-to-consumer business has required significant investments, yet, in the current unpredictable macro-economic environment, this expansion may not have the desired effect of increasing demand for our products. Our ability to expand our global footwear business and international markets may also be significantly limited as a result of global economic conditions and a general weakness in global consumer demand. The success of our retail and e-commerce initiatives depends on our ability to adapt our internal processes to facilitate direct-to-consumer sales, to effectively manage retail store and e-commerce inventory, to hire, retain and train personnel capable of managing retail and e-commerce operations, to identify and negotiate favorable terms for retail locations, to effectively manage construction, opening, and ongoing operations of stores globally and to manage the operation of our e-commerce platform effectively. The failure to implement our business strategies successfully could have a material adverse effect on our financial condition, results of operations or cash flows.

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

To implement our business strategy, we must continue to modify various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Changes in our business may place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we may have operating difficulties as a result. For example, in support of our strategic initiatives, we plan to make significant investments in our business processes and information technology infrastructure that will require significant management attention and corporate resources. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We May be Adversely Affected by Volatility in Global Production Costs

Our product costs are subject to substantial fluctuation based on changes in labor markets in certain Asian countries, particularly China and Vietnam, interest rates, currency exchange rates, global oil and commodity markets, availability of a skilled workforce and production capacity at independent factories, and general economic conditions. For example, volatility in global oil markets has resulted in fluctuating fuel and product prices and caused costs to produce our products through independent contractors to change, sometimes significantly. Since the majority of our products are manufactured outside of our principal sales markets, our products must be transported by third parties over large geographical distances and volatile fuel costs can result in rapidly changing transportation costs. Because we price our products in advance and the external cost changes may be difficult to predict, we may not be able to adjust our pricing structure in a timely manner in order to remain competitive, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our Results of Operations Could be Materially Harmed If We Are Unable to Accurately Forecast Demand for Our Products

Many factors may significantly affect demand for our products, including, among other things, economic conditions, fashion trends, consumer preferences and weather, making it difficult to accurately forecast demand for our products and our future results of operations. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place a significant amount of orders for our products with independent factories prior to receiving all of our customers’ orders and we maintain an inventory of various products that we anticipate will be in greater demand. In some cases, our production orders may not match actual demand. In addition, customers are generally allowed to cancel orders prior to shipment with sufficient notice. During periods of weak economic conditions we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of certain customers’ operations. We may not be able to sell all of the products we have ordered from independent factories or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through discount retail channels, which could have a material adverse effect on our brand image, financial condition, results of operations or cash flows. For certain demand planning functions, we rely on manual processes and judgment that are subject to human error.

Conversely, if we underestimate demand for our products or if our independent factories are unable to supply products when we need them, we may experience inventory shortages. Inventory shortages might prevent us from fulfilling customer orders, delay shipments to customers, negatively affect customer relationships, result in increased costs to expedite production and delivery, and diminish our ability to build brand loyalty. Shipments delayed due to limited factory capacity or other factors could result in order cancellations by our customers, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Moreover, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings or other internal or external sources, we may experience unfavorable tax and earnings consequences as a result of cash transfers. These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. Furthermore, we may be prohibited from transferring cash from a country such as China. Foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes that foreign governments require for international cash transfers may delay our internal cash transfers from time to time.

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

We also compete with other companies for the production capacity of independent factories that produce our products and for import capacity. Many of our competitors are significantly larger than us, have substantially greater financial, distribution, marketing and other resources than we have, and have achieved greater brand strength than we have.

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

Our Success Depends on Our Use and Protection of Intellectual Property Rights

Our registered and common law trademarks and our patented or patent-pending designs and technologies have significant value and are important to our ability to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. From time to time, we discover products that are counterfeit reproductions of our products or that otherwise infringe on our proprietary rights. Counterfeiting activities typically increase as brand recognition increases, especially in markets outside the United States. Increased instances of counterfeit manufacture and sales may adversely affect our sales and our brand and result in a shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. In markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to successfully challenge use of those rights by other parties. We also license our proprietary rights to third parties. Failure to choose appropriate licensees and licensed product categories may dilute or harm our brand image. In addition to our own proprietary rights, many of the intellectual property rights in the technology, fabrics and processes used to manufacture our products are generally owned or controlled by our suppliers and are generally not unique to us. In those cases, we may not be able to adequately protect our products or differentiate the performance characteristics and fabrications from those of our competitors. Actions or decisions in the management of our intellectual property portfolio may affect the strength of our brands, which may in turn have a material adverse effect on our financial condition, results of operations or cash flows.

Although we have not been materially inhibited from selling products in connection with patent, trademark and trade dress disputes, as we focus on innovation in our product lines, extend our brands into new product categories and expand the geographic scope of our marketing, we may become subject to litigation based on allegations of the infringement of intellectual property rights of third parties including third party trademark, copyright and patent rights. An increasing number of our products include technologies and/or designs for which we have obtained or applied for patent protection. Failure to successfully obtain and maintain patents on these innovations could negatively affect our ability to market and sell our products. Future litigation also may be necessary to defend against such claims or to enforce and protect our intellectual property rights. Any intellectual property litigation may be costly and may divert management’s attention from the operation of our business. Adverse determinations in any litigation may result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. This may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our current distribution facilities are designed to handle significantly greater volumes of product shipments than our business is currently generating, especially our European distribution center in Cambrai, France. The fixed costs associated with owning, operating and maintaining these large, highly-automated distribution centers during a period of economic weakness and declining sales could result in lower operating efficiencies and financial deleverage. This fixed cost structure may make it difficult for us to maintain profitability if sales volumes decline for an extended period of time and could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our primary enterprise resource planning system is highly customized to our business. As a result, the availability of internal and external resources with the expertise to maintain our enterprise resource planning system is limited. We may experience difficulties when we transition to new or upgraded systems, including loss of data and decreases in productivity as our personnel become familiar with new systems. In addition, transitioning to new or upgraded systems will require significant capital investments. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our financial condition, results of operations or cash flows.

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

We Depend on Independent Factories

Our products are produced by independent factories worldwide. We do not operate or own any production facilities. Although we enter into purchase order commitments with these independent factories each season, we generally do not maintain long-term manufacturing commitments with them. Because of these factors, independent factories may fail to perform as expected or our competitors may obtain production or quota capacities that effectively limit or eliminate the availability of these resources to us. If an independent manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, we may miss delivery deadlines or incur additional costs, which may result in cancellation of orders, refusal to accept deliveries, a reduction in purchase prices, or increased costs, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

Reliance on independent factories also creates quality control risks. A failure in our quality control program may result in diminished product quality, which may result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls (or other regulatory actions), any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

If an independent manufacturer violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, we may be subject to production disruptions or significant negative publicity that could result in long-term damage to our brand images, consumer demand for our products may decrease, and in some circumstances we may be subject to liability for the independent manufacturer’s practices, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2 – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Board of Directors has authorized the repurchase of up to $500,000,000 of the Company’s common stock. As of June 30, 2010, the Company had repurchased 8,987,421 shares under this program for an aggregate purchase price of approximately $411,237,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

The Company did not repurchase any equity securities during the three months ended June 30, 2010.

Item 6 – EXHIBITS

(a)	Exhibits

10.1	Credit Agreement between the Company and Wells Fargo Bank National Association dated June 15, 2010 (incorporated by reference to the Company’s Form 8-K filed on June 18, 2010 (File No. 0-23939)).

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Senior Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Senior Vice President, Chief Financial Officer and Treasurer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: August 6, 2010	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President, Chief Financial Officer
and Treasurer (Principal Financial Officer)