Form 10-Q
period 2010-09-30
COLUMBIA SPORTSWEAR CO
filed 2010-11-05
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of Common Stock outstanding on October 22, 2010 was 33,637,698.

COLUMBIA SPORTSWEAR COMPANY

September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$173,937	$386,664
Short-term investments	62,357	22,759
Accounts receivable, net of allowance of $9,774 and $7,347, respectively	364,015	226,548
Inventories, net (Note 4)	358,210	222,161
Deferred income taxes	42,258	31,550
Prepaid expenses and other current assets	35,227	32,030

Total current assets	1,036,004	921,712
Property, plant and equipment, at cost, net of accumulated depreciation of $246,228 and $223,887, respectively	227,769	235,440
Intangibles and other non-current assets (Note 5)	54,032	43,072
Goodwill	14,760	12,659

Total assets	$1,332,565	$1,212,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$141,929	$102,494
Accrued liabilities	101,451	67,312
Income taxes payable	13,397	6,884
Deferred income taxes	7,142	2,597

Total current liabilities	263,919	179,287
Income taxes payable	18,569	19,830
Deferred income taxes	—	1,494
Other long-term liabilities	20,663	15,044

Total liabilities	303,151	215,655
Commitments and contingencies (Note 12)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 33,635 and 33,736 issued and outstanding (Note 9)	1,426	836
Retained earnings	981,230	952,948
Accumulated other comprehensive income (Note 8)	46,758	43,444

Total shareholders’ equity	1,029,414	997,228

Total liabilities and shareholders’ equity	$1,332,565	$1,212,883

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$504,028	$434,473	$1,026,265	$885,707
Cost of sales	289,747	245,874	587,758	512,306

Gross profit	214,281	188,599	438,507	373,401
Selling, general and administrative expenses	148,072	124,184	377,069	318,439
Net licensing income	2,334	1,322	4,878	5,283

Income from operations	68,543	65,737	66,316	60,245
Interest income, net	147	319	1,073	1,799

Income before income tax	68,690	66,056	67,389	62,044
Income tax expense	(16,485)	(19,141)	(16,560)	(18,109)

Net income	$52,205	$46,915	$50,829	$43,935

Earnings per share:
Basic	$1.55	$1.39	$1.51	$1.30
Diluted	1.53	1.38	1.49	1.29

Cash dividends per share	$0.18	$0.16	$0.54	$0.48

Weighted average shares outstanding (Note 9):
Basic	33,709	33,850	33,747	33,875
Diluted	34,046	33,993	34,075	33,993

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$50,829	$43,935
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,899	25,901
Loss on disposal or impairment of property, plant, and equipment	665	156
Deferred income taxes	(2,714)	4,070
Stock-based compensation	5,004	4,899
Excess tax benefit from employee stock plans	(427)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(135,337)	(15,070)
Inventories	(132,663)	(39,608)
Prepaid expenses and other current assets	(3,146)	(1,009)
Intangibles and other assets	(997)	(1,862)
Accounts payable	37,720	(37,532)
Accrued liabilities	34,546	11,969
Income taxes payable	4,993	813
Other liabilities	5,540	3,440

Net cash provided by (used in) operating activities	(108,088)	82

Cash flows from investing activities:
Purchases of short-term investments	(52,602)	(20,228)
Sales of short-term investments	13,024	25,163
Capital expenditures	(20,997)	(24,681)
Proceeds from sale of property, plant, and equipment	30	9
Acquisition, net of cash acquired	(16,315)	—

Net cash used in investing activities	(76,860)	(19,737)

Cash flows from financing activities:
Proceeds from notes payable	26,107	51,768
Repayments on notes payable	(26,107)	(51,768)
Repayment on long-term debt and other long-term liabilities	—	(4)
Proceeds from issuance of common stock under employee stock plans, net	4,722	369
Excess tax benefit from employee stock plans	427	20
Repurchase of common stock	(13,838)	(5,481)
Cash dividends paid	(18,208)	(16,259)

Net cash used in financing activities	(26,897)	(21,355)

Net effect of exchange rate changes on cash	(882)	3,272

Net decrease in cash and cash equivalents	(212,727)	(37,738)
Cash and cash equivalents, beginning of period	386,664	230,617

Cash and cash equivalents, end of period	$173,937	$192,879

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$53	$29
Cash paid during the period for income taxes	10,154	13,037

Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	$1,525	$5,166

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management include all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. A significant part of the Company’s business is of a seasonal nature; therefore, the results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

Estimates and assumptions:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain costs are estimated for the full year and allocated to interim periods based on estimates of time expired, benefit received, or activity associated with the interim period. Actual results may differ from management’s estimates and assumptions. Some of these more significant estimates relate to revenue recognition, allowance for doubtful accounts, inventory obsolescence, product warranty, long-lived and intangible assets, income taxes and stock-based compensation.

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

NOTE 3 – PRODUCT WARRANTY

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. A summary of accrued warranties for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$11,058	$9,686	$12,112	$9,746
Charged to costs and expenses	794	727	2,365	2,311
Claims settled	(555)	(576)	(2,639)	(2,296)
Other	412	219	(129)	295

Balance at end of period	$11,709	$10,056	$11,709	$10,056

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4 - INVENTORIES, NET

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories, net, consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$2,063	$1,021
Work in process	572	163
Finished goods	355,575	220,977

	$358,210	$222,161

NOTE 5 – INTANGIBLES AND OTHER NON-CURRENT ASSETS

Intangible assets with indefinite useful lives are not amortized and are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized over their useful lives.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization: Patents and purchased technology	$14,198	$(840)	$13,358	$898	$(643)	$255
Intangible assets not subject to amortization: Trademarks and trade names	27,202	—	27,202	26,872	—	26,872

Identifiable intangible assets, net			$40,560			$27,127

On September 1, 2010, the Company acquired OutDry® Technologies S.r.l. which included patents, purchased technology and trademarks. These acquired patents and purchased technology are subject to amortization over 10 years from the date of acquisition.

Amortization expense for intangible assets subject to amortization is estimated to be $553,000 in 2010, $1,402,000 per year in both 2011 and 2012 and $1,330,000 in 2013 through 2014.

Other non-current assets consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Deferred tax assets	$1,743	$5,435
Long-term deposits	9,259	8,360
Other	2,470	2,150

	$13,472	$15,945

NOTE 6 – SHORT-TERM BORROWINGS AND CREDIT LINES

The Company entered into a domestic credit agreement for an unsecured, committed $125,000,000 revolving line of credit effective June 15, 2010. The maturity date of this agreement is July 1, 2012. Interest, payable monthly, is based on the Company’s applicable funded debt ratio, ranging from LIBOR plus 100 to 175 basis points. This line of credit requires the Company to comply with certain financial covenants covering net income, tangible net worth and borrowing basis. At September 30, 2010, the Company

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

was in compliance with all associated covenants. If the Company is in default, it is prohibited from paying dividends or repurchasing common stock. At September 30, 2010, no balance was outstanding under this line of credit. At December 31, 2009, the Company had domestic unsecured lines of credit with aggregate seasonal limits ranging from $50,000,000 to $125,000,000, of which $25,000,000 to $100,000,000 was committed. These lines of credit were terminated June 15, 2010 upon entering into the $125,000,000 agreement referred to above.

NOTE 7 - STOCK-BASED COMPENSATION

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

The following table summarizes the Company’s total stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	$826	$825	$2,477	$2,165
Restricted stock units	906	887	2,527	2,734

Total	$1,732	$1,712	$5,004	$4,899

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

The following table shows the weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (1)	2009	2010	2009
Expected term	—	4.38 years	4.53 years	4.72 years
Expected stock price volatility	—	28.98%	28.79%	29.54%
Risk-free interest rate	—	1.88%	1.91%	1.72%
Expected dividend yield	—	1.55%	1.64%	2.18%
Weighted average grant date fair value per share	—	$ 9.38	$10.08	$ 6.51

(1)	During the three months ended September 30, 2010, the Company did not grant any stock options.

During the nine months ended September 30, 2010 and 2009, the Company granted 385,924 and 378,672 stock options, respectively. At September 30, 2010 and 2009, unrecognized costs related to outstanding stock options totaled approximately $5,518,000 and $5,423,000, respectively, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at September 30, 2010 are expected to be recognized over a weighted average period of 2.59 years.

Restricted Stock Units

The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, dividend yield and closing price of the Company’s common stock on the date of grant.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Vesting period	4.00 years	4.00 years	3.75 years	3.82 years
Expected dividend yield	1.37%	1.60%	1.57%	2.19%
Weighted average grant date fair value per restricted stock unit	$ 55.33	$ 37.52	$ 43.89	$ 27.00

During the nine months ended September 30, 2010 and 2009, the Company granted 127,960 and 133,983 restricted stock units, respectively. At September 30, 2010 and 2009, unrecognized costs related to outstanding restricted stock units totaled approximately $6,390,000 and $5,070,000, respectively, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at September 30, 2010 are expected to be recognized over a weighted average period of 2.01 years.

NOTE 8 - COMPREHENSIVE INCOME

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$52,205	$46,915	$50,829	$43,935
Other comprehensive income:
Unrealized holding gains on available-for-sale securities	14	39	9	39
Unrealized derivative holding gains (losses) arising during period	(4,082)	(1,926)	1,072	(3,703)
Reclassification to net income of previously deferred (gains) losses on derivative transactions	(1,941)	405	(512)	(1,311)
Foreign currency translation adjustments	16,104	13,279	2,745	14,926

Other comprehensive income	10,095	11,797	3,314	9,951

Comprehensive income	$62,300	$58,712	$54,143	$53,886

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	Foreign currency translation adjustments	Unrealized holding gains (losses) on derivative transactions	Unrealized holding gains on available- for-sale securities	Accumulated other comprehensive income
Balance at December 31, 2009	$44,538	$(1,158)	$64	$43,444
Activity for the nine months ended September 30, 2010	2,745	560	9	3,314

Balance at September 30, 2010	$47,283	$(598)	$73	$46,758

NOTE 9 - EARNINGS PER SHARE

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average shares of common stock outstanding, used in computing basic earnings per share	33,709	33,850	33,747	33,875
Effect of dilutive stock options and restricted stock units	337	143	328	118

Weighted average shares of common stock outstanding, used in computing diluted earnings per share	34,046	33,993	34,075	33,993

Earnings per share of common stock:
Basic	$1.55	$1.39	$1.51	$1.30
Diluted	1.53	1.38	1.49	1.29

Stock options and service-based restricted stock units representing 512,039 and 1,390,965 shares of common stock for the three months ended September 30, 2010 and 2009, respectively, and 501,319 and 1,641,559 shares of common stock for the nine months ended September 30, 2010 and 2009, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 46,091 and 44,908 shares of common stock for the three months ended September 30, 2010 and 2009, respectively, and 42,390 and 43,751 shares of common stock for the nine months ended September 30, 2010 and 2009, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

Since the inception of the Company’s stock repurchase plan in 2004 through September 30, 2010, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of September 30, 2010, the Company had repurchased 9,190,890 shares under this program at an aggregate purchase price of approximately $421,237,000. During the three months ended September 30, 2010 the Company repurchased an aggregate of $10,000,000 of its common stock. During the nine months ended September 30, 2010 the Company repurchased an aggregate of $13,838,000 of common stock under the stock repurchase plan, of which $4,339,000 was recorded as a reduction to total retained earnings; otherwise, the aggregate purchase price would have resulted in a negative common stock carrying amount. During the nine months ended September 30, 2009 the Company repurchased an aggregate of $4,833,000 of its common stock, of which $175,000 was recorded as a reduction to total retained earnings; otherwise the aggregate purchase price would have resulted in a negative common stock carrying amount.

NOTE 10 - SEGMENT INFORMATION

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

The geographic distribution of the Company’s net sales and income before income tax are summarized in the following tables (in thousands). Inter-segment net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales:
United States	$325,602	$267,435	$622,494	$521,423
EMEA	66,407	67,722	151,928	151,233
LAAP	58,925	44,222	166,876	130,282
Canada	53,094	55,094	84,967	82,769

	$504,028	$434,473	$1,026,265	$885,707

Income before income tax:
United States	$47,754	$46,082	$36,346	$29,670
EMEA	9,642	6,998	6,945	6,933
LAAP	2,463	4,598	15,738	15,153
Canada	8,684	8,059	7,287	8,489
Interest income, net	147	319	1,073	1,799

	$68,690	$66,056	$67,389	$62,044

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The Company’s primary exchange rate risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. The Company primarily focuses on mitigating changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency. The Company manages this risk primarily by using currency forward and option contracts. If the anticipated transactions are deemed probable, the resulting relationships are formally designated as cash flow hedges. The Company also uses foreign currency forward and option contracts to hedge net balance sheet exposures related primarily to intercompany loan agreements and payables.

The effective change in fair value of financial instruments formally designated in cash flow hedging relationships is initially offset to accumulated other comprehensive income and any ineffective portion is offset to current income. Amounts accumulated in other comprehensive income are subsequently reclassified to cost of sales when the underlying transaction is included in income. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge effectiveness and included in current cost of sales. For option contracts, the hedging relationship is assumed to have no ineffectiveness if the critical terms of the option contract match the hedged transaction’s terms, the strike price, or prices, match the specified levels beyond or within that of the exposure being hedged, the option’s cash flows completely offset the hedged item’s cash flow at maturity and the option can only be exercised on a specified date. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2010 and 2009.

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

The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	September 30, 2010	December 31, 2009
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$86,725	$82,730
Currency option contracts	9,000	—

Derivative instruments not designated as cash flow hedges:
Currency forward contracts	48,563	61,017

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

At September 30, 2010, approximately $476,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.

At September 30, 2010, the Company’s derivative contracts had a remaining maturity of approximately two years or less. All the counterparties to these transactions had a S&P / Moody’s short-term credit rating of A-2 / P-2 or better with a substantial majority having a rating of A-1/P-1 or better. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $1,000,000 at September 30, 2010. The majority of the Company’s derivative counterparties have strong credit ratings and, as a result, the Company does not require collateral to facilitate transactions. The Company does not hold derivatives featuring credit-related contingent terms. In addition, the Company is not a party to any derivative master agreement featuring credit-related contingent terms. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	September 30, 2010	December 31, 2009
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$787	$1,099
Currency option contracts	Prepaid expenses and other current assets	45	—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	2,618	890
Currency option contracts	Accrued liabilities	269	—

	Balance Sheet Classification	September 30, 2010	December 31, 2009
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$—	$453
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	416	1,065

The following table presents the effect and classification of derivative instruments for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Statement Of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (Loss) recognized in other comprehensive income, net of tax	—	$(4,082)	$(1,926)	$1,072	$(3,703)
Gain (Loss) reclassified from accumulated other comprehensive income to income for the effective portion, net of tax	Cost of sales	2,054	(456)	614	1,249
Gain (Loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	95	42	(1)	24
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	Cost of sales	(1,078)	(564)	(7)	(162)
Gain (Loss) recognized in income	SG&A	(2,274)	—	2,040	—

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Inventory Purchase Obligations

Product purchase obligations for open production purchase orders for sourced apparel, footwear, accessories and equipment, and related materials were $290,543,000 and $258,069,000 at September 30, 2010 and December 31, 2009, respectively. To support certain inventory purchase obligations, letters of credit were outstanding for $2,730,000 and $7,771,000 at September 30, 2010 and December 31, 2009, respectively.

NOTE 13 - FAIR VALUE MEASURES

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

Level 1 –	observable inputs such as quoted prices in active liquid markets;

Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly, or observable market prices in markets with insufficient volume and/or infrequent transactions; and

Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$119,484	$—	$—	$119,484
Time deposits	7,505	—	—	7,505
U.S. Government-backed municipal bonds	—	6,238	—	6,238

Available-for-sale short-term investments (1)
Short-term municipal bond fund	25,572	—	—	25,572
U.S. Government-backed municipal bonds	—	36,785	—	36,785
Other current assets
Derivative financial instruments (Note 11)	—	832	—	832
Non-current assets
Mutual fund shares	1,452	—	—	1,452

Total assets measured at fair value	$154,013	$43,855	$—	$197,868

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$3,303	$—	$3,303

Total liabilities measured at fair value	$—	$3,303	$—	$3,303

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

(1)	Investments have remaining maturities greater than three months but less than one year

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.

There were no assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2010 or December 31, 2009.

NOTE 14 - SUBSEQUENT EVENT

In October 2010, the Board of Directors approved a fourth quarter dividend of $0.20 per share, payable on November 24, 2010 to shareholders of record on November 10, 2010.

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

Our Business

As one of the largest outdoor apparel and footwear companies in the world, we design, source, market and distribute active outdoor apparel, footwear, accessories and equipment under the Columbia, Mountain Hardwear, Sorel, Montrail and Pacific Trail brands. Our products are sold through a mix of wholesale distribution channels, independent distributors, our own direct-to-consumer channels and licensees.

The popularity of outdoor activities, changing design trends and consumer adoption of innovative performance technologies affect consumer desire for our products. Therefore, we seek to anticipate and respond to trends and shifts in consumer preferences by adjusting the mix of available product offerings, developing new products with innovative performance features and designs, and by creating persuasive and memorable marketing communications to drive consumer awareness and demand. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.

Seasonality and Variability of Business

Our business is affected by the general seasonal trends common to the outdoor industry and is heavily dependent upon discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our product mix is weighted substantially toward the fall season, resulting in sales and profits being highest in the third calendar quarter. The recent expansion of our own direct-to-consumer operations beginning in 2008 has increased the proportion of sales and profits that we generate in the fourth calendar quarter.

Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in economic conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, and the continued popularity of outdoor activities as part of an active lifestyle in key markets. The current economic environment in key markets, coupled with challenging capacity constraints across the independent manufacturing and transportation segments of our supply chain, have reduced the predictability of our business throughout 2010. In addition, our fourth quarter results are more variable because they rely more heavily on fall weather patterns and the pace of retail sell-through, which can stimulate customer reorders or, conversely, result in cancellations. In addition, sales from our own direct-to-consumer channels represent a larger part of our fourth quarter business than they have historically.

Business Outlook for the Remainder of 2010

The business climate continues to present us with a great deal of uncertainty, with a number of variables that we rely on for planning purposes moving in opposing directions, making it more difficult to predict future results. Factors that could significantly affect our 2010 outlook include:

•	Unseasonable weather conditions impacting consumer demand and the resulting effect on order cancellations and reorders;

•	Changes in mix and volume of full price sales in contrast with closeout product sales;

•	Incremental sales through our expanding direct-to-consumer operations, which are not included in backlog;

•	Changes in consumer spending activity and sales fluctuations in our own retail stores; and

•	Fluctuating currency exchange rates.

Like other branded consumer product companies, our business is heavily dependent upon discretionary consumer spending patterns. Continuing high levels of unemployment in our key markets and restricted credit markets for consumers and retailers continue to pose significant challenges and risks to the stabilization of our direct-to-consumer sales. As a result, a more cautious approach by our wholesale and direct-to-consumer customers may persist, resulting in risk of reduction, delay or cancellation of advance orders prior to shipment.

Over the past two years we have made significant investments in our go-to-market process to position us for growth. Among other things we have:

•	Sharpened our focus on product innovation;

•	Built a multi-channel direct-to-consumer platform, including expanded retail and e-commerce operations;

•	Refocused our marketing efforts behind new brand campaigns and media strategies for each of our major brands; and

•	Restructured our sales organizations to build relationships with new partners and strengthen those with existing accounts.

As a result of these continuing efforts, we expect our operating expense levels to increase generally compared to 2009. In addition, we intend to focus on improvements to our operational processes, which will involve significant investments in initiatives to improve operational flexibility and performance across our supply chain, including initiatives to improve our information technology infrastructure and our enterprise data and information management across our organization. These investments will provide the foundation for a multi-year implementation of a new global enterprise resource planning, or ERP, system.

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

Our spring wholesale backlog at September 30, 2010 increased $43.4 million, or 12%, to $394.2 million from $350.8 million at September 30, 2009. Changes in foreign currency exchange rates compared with 2009 affected the spring wholesale backlog comparison by less than 1%. Our spring wholesale backlog reflects growth across each major brand, product category and region. The increase in our spring wholesale backlog was led by the United States, followed by the LAAP region, the EMEA region and Canada. By product category, the spring wholesale backlog increase was led by sportswear, followed by footwear, outerwear and accessories and equipment. By brand, the spring wholesale backlog increase was led by the Columbia brand, followed by the Sorel brand and the Mountain Hardwear brand. Wholesale backlog does not include anticipated sales to consumers through our own direct-to-consumer channels. Although we cannot predict with certainty any future results, our reported spring wholesale backlog is one indicator of our anticipated net sales for the spring 2011 selling season. Many factors, however, could cause actual sales to differ materially from the reported spring wholesale backlog, including the potential cancellation of orders by customers, capacity constraints at our independent manufacturing partners’ facilities resulting in delivery delays, changes in foreign currency exchange rates and changes in macro-economic conditions. Moreover, our spring wholesale backlog should not be used in forecasting sales beyond the spring 2011 selling season.

Our consolidated wholesale backlog for the combined spring and fall selling seasons at September 30, 2010 increased $77.4 million, or 13%, to $667.4 million from $590.0 million at September 30, 2009. Changes in foreign currency exchange rates compared with 2009 affected the consolidated wholesale backlog comparison by less than 1%.

Results of Operations

The following discussion of our results of operations and liquidity and capital resources, including material known trends and uncertainties identified by management, should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes that appear elsewhere in this quarterly report. All references to quarters relate to the quarter ended September 30 of the particular year.

Highlights of the Third Quarter of 2010

•

Net sales for the third quarter of 2010 increased $69.5 million, or 16%, to $504.0 million from $434.5 million for the third quarter of 2009, with changes in foreign currency exchange rates affecting the net sales comparison by less than 1%.

•

Net income for the third quarter of 2010 was $52.2 million, or $1.53 per diluted share, including a $0.10 per share benefit from a lower tax rate, compared to net income of $46.9 million, or $1.38 per diluted share, for the third quarter of 2009.

•	In October 2010, the Board of Directors declared a fourth quarter dividend of $0.20 per share, an increase of $0.02, or 11 percent, over the prior quarterly dividend of $0.18 per share.

•	Cash and short-term investments as of September 30, 2010 totaled approximately $236.3 million.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.5	56.6	57.3	57.8

Gross profit	42.5	43.4	42.7	42.2
Selling, general and administrative expense	29.4	28.6	36.7	36.0
Net licensing income	0.5	0.3	0.5	0.6

Income from operations	13.6	15.1	6.5	6.8
Interest income, net	0.0	0.1	0.1	0.2

Income before income tax	13.6	15.2	6.6	7.0
Income tax expense	(3.3)	(4.4)	(1.6)	(2.0)

Net income	10.3%	10.8%	5.0%	5.0%

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

Net Sales: Consolidated net sales increased $69.5 million, or 16%, to $504.0 million for the third quarter of 2010 from $434.5 million for the comparable period in 2009. Changes in foreign currency exchange rates compared with the third quarter of 2009 affected the net sales comparison by less than 1%.

Sales by Geographic Region

Net sales by geographical region are summarized in the following table:

	Three Months Ended September 30,
	2010	2009	% Change
	(In millions, except for percentage changes)
United States	$325.6	$267.4	22%
EMEA	66.3	67.7	(2)%
LAAP	59.0	44.3	33%
Canada	53.1	55.1	(4)%

	$504.0	$434.5	16%

Net sales in the United States increased $58.2 million, or 22%, to $325.6 million for the third quarter of 2010 from $267.4 million for the comparable period in 2009. The increase in net sales in the United States was led by outerwear, followed by sportswear, footwear and accessories and equipment. The net sales increase was led by our wholesale business, followed by our direct-to-consumer business. The increase in net sales in our wholesale business was primarily due to increased demand for the Columbia brand. The net sales increase in our direct-to-consumer business was driven by increased sales within existing stores, increased sales through our Columbia brand ecommerce site, as well as incremental sales from our Sorel and Mountain Hardwear brand e-commerce sites, which were launched after the third quarter of 2009, and an increase in the number of retail stores. As of September 30, 2010, we operated 40 outlet retail stores and 8 branded retail stores in the United States, compared with 38 outlet retail stores and 6 branded retail stores as of September 30, 2009.

Net sales in the EMEA region decreased $1.4 million, or 2%, to $66.3 million for the third quarter of 2010 from $67.7 million for the comparable period in 2009. Changes in foreign currency exchange rates, compared with the third quarter of 2009, negatively affected the EMEA net sales comparison by approximately eight percentage points. The decrease in net sales in the EMEA region was led by outerwear, followed by sportswear and accessories and equipment, partially offset by a net sales increase in footwear. The net sales decrease in the EMEA region consisted of a net sales decrease in our EMEA direct business, partially offset by a net sales increase in our EMEA distributor business. The EMEA direct business net sales decrease was primarily due to the later receipts of inventory due to sourcing capacity constraints in Asia, resulting in a shift in timing of fall shipments from the third quarter of 2010 into the fourth quarter of 2010 and unfavorable changes in foreign currency exchange rates, compared to the third quarter of 2009. The net sales increase in our EMEA distributor business was concentrated in the Columbia brand.

Net sales in the LAAP region increased $14.7 million, or 33%, to $59.0 million for the third quarter of 2010 from $44.3 million for the comparable period in 2009. Changes in foreign currency exchange rates, compared with the third quarter of 2009, contributed approximately a six percentage point benefit to the LAAP net sales comparison. The increase in net sales in the LAAP region was led by sportswear, followed by outerwear, footwear and accessories and equipment. The net sales increase in the LAAP region was led by LAAP distributors, followed by Japan and Korea. Net sales to our LAAP distributors increased due, in part, to a shift in the timing of shipments as a higher volume of fall shipments occurred in the third quarter of 2010, while a higher volume of fall shipments occurred in the second quarter of 2009, reflecting sourcing capacity constraints in Asia and resulting in later deliveries to our LAAP distributors. The increase in Japan net sales was primarily concentrated in Columbia-branded apparel and was aided by a favorable effect of foreign currency exchange rates. The increase in Korea net sales was led by the Columbia brand and was also aided by a favorable effect of foreign currency exchange rates.

Net sales in Canada decreased $2.0 million, or 4%, to $53.1 million for the third quarter of 2010 from $55.1 million for the comparable period in 2009. Changes in foreign currency exchange rates, compared with the third quarter of 2009, contributed approximately a four percentage point benefit to the Canada net sales comparison. The decrease in net sales in Canada was led by outerwear, followed by footwear and accessories and equipment, partially offset by a net sales increase in sportswear. The net sales decrease was primarily due to the later receipts of inventory due to sourcing capacity constraints in Asia, resulting in a shift in timing of shipments from the third quarter of 2010 into the fourth quarter of 2010.

Sales by Product Category

Net sales by product category are summarized in the following table:

	Three Months Ended September 30,
	2010	2009	% Change
	(In millions, except for percentage changes)
Sportswear	$168.2	$142.9	18%
Outerwear	223.9	199.1	12%
Footwear	82.8	70.3	18%
Accessories and Equipment	29.1	22.2	31%

	$504.0	$434.5	16%

Net sales of sportswear increased $25.3 million, or 18%, to $168.2 million for the third quarter of 2010 from $142.9 million for the comparable period in 2009. The increase in sportswear net sales was primarily concentrated in the Columbia brand and was led by the United States, followed by the LAAP region and Canada, while net sales in the EMEA region remained essentially flat compared with the third quarter of 2009. The sportswear net sales increase in the United States was led by our wholesale business, followed by our direct-to-consumer business.

Net sales of outerwear increased $24.8 million, or 12%, to $223.9 million for the third quarter of 2010 from $199.1 million for the comparable period in 2009. The increase in outerwear net sales was primarily concentrated in the Columbia brand and was led by the United States, followed by the LAAP region, partially offset by net sales decreases in the EMEA region and Canada. The outerwear net sales increase in the United States was led by our wholesale business, followed by our direct-to-consumer business.

Net sales of footwear increased $12.5 million, or 18%, to $82.8 million for the third quarter of 2010 from $70.3 million for the comparable period in 2009. The increase in footwear net sales was led by the Sorel brand, followed by the Columbia brand. The footwear net sales increase was led by the United States, followed by the LAAP and EMEA regions, partially offset by a net sales decrease in Canada. The footwear net sales increase in the United States was led by our wholesale business, followed by our direct-to-consumer business.

Net sales of accessories and equipment increased $6.9 million, or 31%, to $29.1 million for the third quarter of 2010 from $22.2 million for the comparable period in 2009. The increase in accessories and equipment net sales was led by the Columbia brand, followed by the Mountain Hardwear brand. The increase in accessories and equipment net sales was led by the United States, followed by the LAAP region, while net sales in the EMEA region and Canada remained essentially flat compared with the third quarter of 2009.

Sales by Brand

Net sales by brand are summarized in the following table:

	Three Months Ended September 30,
	2010	2009	% Change
	(In millions, except for percentage changes)
Columbia	$430.3	$370.3	16%
Mountain Hardwear	38.2	35.2	9%
Sorel	33.4	27.0	24%
Other	2.1	2.0	5%

	$504.0	$434.5	16%

The net sales increase for the third quarter of 2010 compared to the third quarter of 2009 was primarily concentrated in the Columbia brand, followed by the Sorel and Mountain Hardwear brands. The Columbia brand net sales increased across all product categories, led by outerwear, followed by sportswear, footwear and accessories and equipment. The Columbia brand net sales increase was led by the United States, followed by the LAAP region and partially offset by net sales decreases for the Columbia brand in the EMEA region and Canada.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 42.5% in the third quarter of 2010 from 43.4% for the comparable period in 2009. Gross profit contraction was primarily due to incremental costs to expedite production and delivery of fall orders, partially offset by favorable foreign currency hedge rates and increased direct-to-consumer sales at higher gross margins compared to the third quarter of 2009.

Our gross profit may not be comparable to those of other companies in our industry because some include all of the costs related to their distribution network in cost of sales. We, like others, have chosen to include these expenses as a component of SG&A expense.

Selling, General and Administrative Expense: SG&A expense includes all costs associated with our design, merchandising, marketing, distribution and corporate functions, including related depreciation and amortization.

SG&A expense increased $23.9 million, or 19%, to $148.1 million for the third quarter of 2010 from $124.2 million for the comparable period in 2009. The SG&A expense increase was primarily due to:

•	an increase in global personnel costs related to the reinstatement of personnel and benefit programs that were curtailed or postponed in 2009,

•	an increase in advertising spend,

•

expenses associated with various initiatives to improve our information technology infrastructure, business processes, and enterprise data and information management across the organization, including costs to support our global ERP implementation, and

•	incremental costs to support our expanded direct-to-consumer businesses.

As a percentage of net sales, SG&A expense increased to 29.4% of net sales for the third quarter of 2010 from 28.6% of net sales for the comparable period in 2009. Depreciation and amortization included in SG&A expense totaled $9.3 million for the third quarter of 2010, compared to $9.1 million for the same period in 2009.

Net Licensing Income: We license our trademarks across a range of categories that complement our current product offerings. Net licensing income increased $1.0 million to $2.3 million for the third quarter of 2010 from $1.3 million for the same period in 2009. The increase was primarily attributed to increased apparel and footwear net licensing income in the LAAP region.

Interest Income, Net: Net interest income was $0.1 million for the third quarter of 2010 compared to $0.3 million for the same period in 2009. The decrease in interest income was due to lower interest rates compared to the same period in 2009. Interest expense was nominal for the third quarter of 2010 and 2009.

        Income Tax Expense: Income tax expense decreased to $16.5 million for the third quarter of 2010 from $19.1 million for the comparable period in 2009. Our effective income tax rate was 24.0% for the third quarter of 2010 compared to 29.0% for the same period in 2009. Our effective income tax rate decreased primarily as a result of the recognition of tax benefits resulting from statute of limitations expirations during the third quarter of 2010. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events that may occur in various quarters.

Net Income: Net income increased $5.3 million, or 11%, to $52.2 million for the third quarter of 2010 from net income of $46.9 million for the comparable period in 2009. Diluted earnings per share was $1.53 for the third quarter of 2010 compared to $1.38 for the third quarter of 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net Sales: Consolidated net sales increased 16% to $1,026.2 million for the nine months ended September 30, 2010 from $885.7 million for the comparable period in 2009. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2009 contributed approximately a two percentage point benefit to the consolidated net sales comparison.

The increase in net sales was led by the United States, followed by the LAAP region, Canada and the EMEA region. By product category, the net sales increase was led by sportswear, followed by outerwear, footwear and accessories and equipment.

Sales by Geographic Region

Net sales by geographical region are summarized in the following table:

	Nine Months Ended September 30,
	2010	2009	% Change
	(In millions, except for percentage changes)
United States	$622.5	$521.4	19%
EMEA	151.8	151.2	*
LAAP	166.9	130.3	28%
Canada	85.0	82.8	3%

	$1,026.2	$885.7	16%

*	less than 1%

Net sales in the United States increased $101.1 million, or 19%, to $622.5 million from $521.4 million for the comparable period in 2009. The increase in net sales in the United States was led by sportswear, followed by outerwear, footwear and accessories and equipment. The net sales increase was led by our wholesale business, followed by our direct-to-consumer business. The increase in net sales in our wholesale business was primarily concentrated in the Columbia brand resulting from improved economic conditions compared to the same period in 2009, and stronger advance orders. The net sales increase in our direct-to-consumer business was driven by increased sales within existing stores, increased sales through our Columbia brand ecommerce site, incremental sales from our Sorel and Mountain Hardwear brand e-commerce sites which were launched after the third quarter of 2009, and an increase in the number of retail stores, with 4 more retail stores operating at September 30, 2010 than were operating at September 30, 2009.

Net sales in the EMEA region increased $0.6 million, or less than 1%, to $151.8 million from $151.2 million for the comparable period in 2009. Changes in foreign currency exchange rates, compared with the nine months ended September 30, 2009, negatively affected the EMEA net sales comparison by approximately three percentage points. The increase in net sales in the EMEA region was led by footwear, followed by accessories and equipment, partially offset by a net sales decrease in sportswear and outerwear. The increase in net sales in the EMEA region consisted of an increase in our EMEA distributor business, partially offset by a decrease in our EMEA direct business. The increase in net sales to EMEA distributors was partially the result of improved macro-economic conditions in Russia, coupled with a shift in the timing of shipments as a larger proportion of spring 2010 shipments occurred in the first quarter of 2010 while a larger percentage of spring 2009 shipments occurred in the fourth quarter of 2008. The EMEA direct business net sales decrease was predominantly due to a shift in timing of fall shipments from the third quarter of 2010 into the fourth quarter of 2010 due to later inventory receipts reflective of sourcing capacity constraints in Asia.

Net sales in the LAAP region increased $36.6 million, or 28%, to $166.9 million from $130.3 million for the comparable period in 2009. Changes in foreign currency exchange rates, compared with the nine months ended September 30, 2009, contributed approximately a seven percentage point benefit to the LAAP net sales comparison. The increase in net sales in the LAAP region was primarily concentrated in the Columbia brand and was led by Korea, followed by Japan and our LAAP distributor business. The increase in Korea net sales was primarily due to increased sales from existing stores, the favorable effect of foreign currency exchange rates and a greater number of retail stores open during 2010. The increase in Japan net sales was primarily the result of the favorable effect of foreign currency exchange rates, continued growth in our company-owned retail channel and increased wholesale net sales to the sporting goods channel. Net sales to our LAAP distributors increased due to improved macro-economic conditions in certain distributor markets as well as stronger advanced orders.

Net sales in Canada increased $2.2 million, or 3%, to $85.0 million from $82.8 million for the comparable period in 2009. Changes in foreign currency exchange rates, compared with the nine months ended September 30, 2009, contributed approximately a nine percentage point benefit to the Canada net sales comparison. The increase in net sales in Canada was led by sportswear, followed by outerwear and accessories and equipment, partially offset by a net sales decrease in footwear. The increase in Canada net sales was due to favorable changes in foreign currency exchange rates compared to the nine months ended September 30, 2009 that offset a net sales decrease in local currency. The net sales decrease was primarily the result of later receipts of inventory due to sourcing capacity constraints in Asia, resulting in a shift in timing of fall shipments from the third quarter of 2010 into the fourth quarter of 2010.

Sales by Product Category

Net sales by product category are summarized in the following table:

	Nine Months Ended September 30,
	2010	2009	% Change
	(In millions, except for percentage changes)
Sportswear	$436.5	$379.5	15%
Outerwear	354.9	311.0	14%
Footwear	167.6	143.7	17%
Accessories and Equipment	67.2	51.5	30%

	$1,026.2	$885.7	16%

Net sales of sportswear increased $57.0 million, or 15%, to $436.5 million from $379.5 million for the comparable period in 2009. The increase in sportswear net sales was primarily concentrated in the Columbia brand, led by the United States, followed by the LAAP region and Canada, partially offset by a decrease in Columbia-branded sportswear net sales in the EMEA region. The sportswear net sales increase in the United States was led by our wholesale business, followed by our direct-to-consumer business. The sportswear net sales increase in the LAAP region was led by Korea, followed by the LAAP distributor business and Japan.

Net sales of outerwear increased $43.9 million, or 14%, to $354.9 million from $311.0 million for the comparable period in 2009. The increase in outerwear net sales was primarily concentrated in the Columbia brand, led by the United States, followed by the LAAP region and Canada, partially offset by a net sales decrease in the EMEA region. The net sales increase in outerwear in the United States was led by our wholesale business, followed by our direct-to-consumer business. The outerwear net sales increase in the LAAP region was led by Korea, followed by Japan and our LAAP distributor business.

Net sales of footwear increased $23.9 million, or 17%, to $167.6 million from $143.7 million for the comparable period in 2009. The increase in footwear net sales was led by the Columbia brand, followed by the Sorel brand and was primarily concentrated in the United States, followed by the LAAP and EMEA regions, partially offset by a net sales decrease in Canada. The net sales increase in footwear in the United States was led by our wholesale business, followed by our direct-to-consumer business. The LAAP footwear net sales increase was led by our LAAP distributor business, followed by Korea and Japan. The footwear net sales increase in the EMEA region was led by our EMEA direct business, followed by our EMEA distributor business.

Net sales of accessories and equipment increased $15.7 million, or 30%, to $67.2 million from $51.5 million for the comparable period in 2009. Accessories and equipment net sales increased across all geographic regions and was primarily concentrated in the Columbia brand, followed by the Mountain Hardwear brand. Accessories and equipment net sales growth was led by the United States, followed by the LAAP region, the EMEA region and Canada.

Sales by Brand

Net sales by brand are summarized in the following table:

	Nine Months Ended September 30,
	2010	2009	% Change
	(In millions, except for percentage changes)
Columbia	$897.4	$773.9	16%
Mountain Hardwear	82.1	71.6	15%
Sorel	39.2	31.6	24%
Other	7.5	8.6	(13)%

	$1,026.2	$885.7	16%

The net sales increase for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was concentrated in the Columbia brand, followed by the Mountain Hardwear and Sorel brands. The Columbia brand net sales increased across all product categories led by sportswear, followed by outerwear, footwear and accessories and equipment. The Columbia brand net sales increase was led by the United States, followed by the LAAP region and Canada, partially offset by a net sales decrease for the Columbia brand in the EMEA region.

Gross Profit: Gross profit increased 50 basis points to 42.7% of net sales for the nine months ended September 30, 2010 from 42.2% for the comparable period in 2009. Gross margin expansion for the nine months ended September 30, 2010 was primarily due to a higher volume of direct-to-consumer sales at higher gross margins in the U.S, a higher relative volume of full-price product sales at higher gross margins and favorable foreign currency hedge rates, largely offset by increased costs to expedite production and delivery of fall orders.

Selling, General and Administrative Expense: SG&A expense increased $58.7 million, or 18%, to $377.1 million for the nine months ended September 30, 2010 from $318.4 million for the comparable period in 2009. The SG&A expense increase was primarily due to

•	incremental expenses to support our expanded direct-to-consumer channels in the United States, the EMEA region, and Canada,

•	an increase in advertising spend,

•	expenses associated with various initiatives to improve our information technology infrastructure, including costs to support our global ERP implementation,

•	an increase in global personnel costs related to the reinstatement of personnel and benefits programs that were curtailed or postponed in 2009 and

•	transitional costs associated with internalizing our sales organization in the United States, the EMEA region and Canada.

As a percentage of net sales, SG&A expense increased to 36.7% for the nine months ended September 30, 2010 from 36.0% for the comparable period in 2009. Depreciation and amortization included in SG&A expense totaled $27.4 million for the nine months ended September 30, 2010 compared to $25.4 million for the same period in 2009.

Net Licensing Income: Net licensing income decreased $0.4 million to $4.9 million for the nine months ended September 30, 2010 from $5.3 million for the comparable period in 2009.

Interest Income, Net: Net interest income was $1.1 million for the nine months ended September 30, 2010 compared to $1.8 million for the same period in 2009. The decrease in interest income was primarily driven by lower interest rates compared to the same period in 2009. Interest expense was nominal for the nine months ended September 30, 2010 and 2009.

Income Tax Expense: Income tax expense decreased to $16.6 million for the nine months ended September 30, 2010 from $18.1 million for the comparable period in 2009. Our effective income tax rate was 24.6% for the nine months ended September 30, 2010 compared to 29.2% for the same period in 2009. Our effective income tax rate decreased primarily as a result of the recognition of tax benefits resulting from statute of limitations expirations during the third quarter of 2010.

Net Income: Net income increased $6.9 million, or 16%, to $50.8 million for the nine months ended September 30, 2010 from $43.9 million for the comparable period in 2009. Diluted earnings per share was $1.49 for the nine months ended September 30, 2010 compared to $1.29 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At September 30, 2010, we had total cash and cash equivalents of $173.9 million compared to $386.7 million at December 31, 2009. In addition, we had short-term investments of $62.4 million at September 30, 2010 compared to $22.8 million at December 31, 2009.

Net cash used in operating activities was $108.1 million for the nine months ended September 30, 2010 compared to net cash provided by operating activities of $0.1 million for the same period in 2009. The change for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to larger increases in accounts receivable and inventory, partially offset by larger increases in accounts payable and accrued liabilities compared to the same period in 2009.

        Net cash used in investing activities was $76.9 million for the nine months ended September 30, 2010 compared to $19.7 million for the comparable period in 2009. For the 2010 period, net cash used in investing activities primarily consisted of $39.6 million for the net purchases of short-term investments and $38.8 million for acquisitions and capital expenditures. For the 2009 period, net cash used in investing activities primarily consisted of $29.8 million for capital expenditures, partially offset by $4.9 million for net liquidations of short-term investments.

Net cash used in financing activities was $26.9 million for the nine months ended September 30, 2010 compared to $21.4 million for the comparable period in 2009. For the 2010 period, net cash used in financing activities primarily consisted of dividend payments of $18.2 million and the repurchase of common stock at an aggregate price of $13.8 million, partially offset by proceeds from issuance of common stock of $4.7 million. For the 2009 period, net cash used in financing activities primarily consisted of dividend payments of $16.3 million and $5.5 million for the repurchase of common stock.

To fund our domestic working capital requirements, we have an unsecured, committed $125.0 million revolving line of credit available. We entered into this credit agreement effective June 15, 2010. At September 30, 2010, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have local currency operating lines of credit in place guaranteed by us with a combined limit of approximately $81.9 million at September 30, 2010, of which $3.4 million is designated as a European customs guarantee. At September 30, 2010, no balance was outstanding under these lines of credit.

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

Off-Balance Sheet Arrangements

We have arrangements in place to facilitate the import and purchase of inventory through import letters of credit. We maintain unsecured and uncommitted import lines of credit, with a combined limit of $25.0 million at September 30, 2010, available for issuing documentary letters of credit. At September 30, 2010, we had outstanding letters of credit of $2.7 million for purchase orders for inventory under this arrangement.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 of the notes to the condensed consolidated financial statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4 – CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

To implement our business strategy, we must continue to modify various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Changes in our business may place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we may have operating difficulties as a result. For example, in support of our strategic initiatives, we plan to make significant investments in our business processes and information technology infrastructure that will require significant management attention and corporate resources. In addition, we may need to adapt our business processes to integrate business acquisitions. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our Results of Operations Could be Materially Harmed If We Are Unable to Accurately Match Supply Forecast with Consumer Demand for Our Products

Many factors may significantly affect demand for our products, including, among other things, economic conditions, fashion trends, consumer preferences and weather, making it difficult to accurately forecast demand for our products and our future results of operations. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place a significant amount of orders for our products with independent factories prior to receiving all of our customers’ orders and we maintain an inventory of various products that we anticipate will be in greater demand. In some cases, our production orders may not match actual demand, which could result in our inability to deliver product in a timely manner, higher transportation costs to expedite delivery and higher inventory levels. In addition, customers are generally allowed to cancel orders prior to shipment with sufficient notice. During periods of weak economic conditions we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of certain customers’ operations. We may not be able to sell all of the products we have ordered from independent factories or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through discount retail channels, which could have a material adverse effect on our brand image, financial condition, results of operations or cash flows. For certain demand and supply planning functions, we rely on manual processes and judgment that are subject to human error.

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

We Rely on Our Highly Customized Information Management Systems

Our business is increasingly reliant on information technology. Information systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication between employees, with our subsidiaries and liaison offices overseas and with our customers and retail stores. We also rely on our information systems to allocate resources, develop demand and supply plans and forecast operating results. System failures, breaches of confidential information, or service interruptions may occur as the result of a number of factors, including computer viruses, programming errors, hacking or other unlawful activities by third parties and disasters, or our failure to properly maintain systems redundancy or to protect, repair, maintain or upgrade our systems. Any breach or interruption of critical business information systems could have a material adverse effect on our financial condition, results of operations or cash flows.

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

We Depend on Key Personnel

Our future success will depend in part on the continued service of key personnel and our ability to attract, retain and develop key managers, designers, sales people and others. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors in and around Portland, Oregon. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 through July 31, 2010	88,000	$48.43	88,000	$84,501,000
August 1, 2010 through August 31, 2010	115,469	49.69	115,469	78,763,000
September 1, 2010 through September 30, 2010	—	—	—	78,763,000

Total	203,469	$49.15	203,469	$78,763,000

(1)

Since the inception of the Company’s stock repurchase plan in April 2004 through September 30, 2010, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of September 30, 2010, the Company had repurchased 9,190,890 shares under this program at an aggregate purchase price of approximately $421,237,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

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

COLUMBIA SPORTSWEAR COMPANY

Date: November 5, 2010	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)