Form 10-K
period 2010-12-31
COLUMBIA SPORTSWEAR CO
filed 2011-03-11
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $540,147,000 based on the last reported sale price of the Company’s Common Stock as reported by the NASDAQ Global Select Market System on that day.

The number of shares of Common Stock outstanding on February 25, 2011 was 33,827,350.

Part III is incorporated by reference from the registrant’s proxy statement for its 2011 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2010.

COLUMBIA SPORTSWEAR COMPANY

DECEMBER 31, 2010

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

We design, develop, market and distribute active outdoor apparel, footwear, accessories and equipment under four primary brands: Columbia®, Mountain Hardwear®, Sorel® and Montrail®. As one of the largest outdoor apparel and footwear companies in the world, our products have earned an international reputation for innovation, quality and performance. Our products feature innovative technologies and designs that protect outdoor enthusiasts from the elements, increase comfort and make outdoor activities more enjoyable. Our brands complement each other to address the diverse outdoor performance needs of a wide variety of outdoor consumer segments.

Our brands are distributed through a mix of wholesale distribution channels, independent distributors, our own direct-to-consumer channels (retail stores and e-commerce) and licensees. In 2010, our products were sold in over 100 countries. We employ creative marketing strategies designed to increase demand and reinforce consumer awareness of our brands. All of our products are manufactured by independent factories located outside the United States.

The popularity of outdoor activities, changing design trends and consumer adoption of innovative performance technologies affect consumer demand for our products. Therefore, we seek to influence, anticipate and respond to trends and shifts in consumer preferences by adjusting the mix of available product offerings, developing new products with innovative performance features and designs, and by creating persuasive and memorable marketing communications to drive consumer awareness and demand. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.

Our business is subject to many risks and uncertainties that may have a material adverse effect on our financial condition, results of operations or cash flows. Some of these risks and uncertainties are described below under Item 1A, Risk Factors.

Seasonality and Variability of Business

Our business is affected by general seasonal trends common to the outdoor, apparel, footwear, accessories and equipment industries and is heavily dependent upon discretionary consumer spending patterns. Our products are designed to address performance needs of consumers who participate in diverse outdoor activities during the spring/summer and fall/winter seasons. Our annual net sales are weighted more heavily toward the fall/winter season, while our operating expenses are more equally distributed throughout the year. As a result, the majority of our operating profits are generated in the second half of the year. Sales and profits tend to be highest in the third calendar quarter. The expansion of our direct-to-consumer operations beginning in 2008 has increased the proportion of sales and profits that we generate in the fourth calendar quarter.

Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in general economic conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, and the continued popularity of outdoor activities as part of an active lifestyle in key markets. The current economic environment in key markets, coupled with challenging supply chain capacity constraints, has reduced the predictability of our business. In addition, our fourth quarter results are more variable because they rely more heavily on fall weather patterns which can stimulate wholesale customer reorders or, conversely, result in cancellations.

For further discussion regarding the effects of the macro-economic environment on our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Products

We provide high quality apparel, footwear, accessories and equipment for use in a wide range of outdoor activities by men, women and youth, designed to keep the consumer warm or cool, dry and protected. A large percentage of our products are also worn for casual or leisure purposes. The durability, functionality and affordability of our products make them ideal for a wide range of outdoor activities. Our products serve a broad range of consumers including elite mountain climbers, winter outdoor enthusiasts, hunting and fishing enthusiasts, top endurance trail runners, and outdoor-inspired consumers. We also market licensed collegiate apparel and accessories under our Columbia brand.

We develop and manage our merchandise in four principal categories: (1) outerwear, (2) sportswear, (3) footwear and (4) accessories and equipment. The following table presents the net sales and approximate percentages of net sales attributable to each of our principal product categories for each of the last three years ended December 31 (dollars in millions):

	2010		2009		2008
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Outerwear	$560.8	37.8%	$482.5	38.8%	$491.7	37.3%
Sportswear	555.8	37.5	472.5	38.0	540.9	41.0
Footwear	270.2	18.2	214.6	17.2	217.2	16.5
Accessories and equipment	96.7	6.5	74.4	6.0	68.0	5.2

Total	$1,483.5	100.0%	$1,244.0	100.0%	$1,317.8	100.0%

Outerwear

We design, develop, market and distribute outerwear products for men, women and youth under our Columbia and Mountain Hardwear brands. Outerwear is our most established and iconic product category, and incorporates the cumulative design, fabrication, fit and construction technologies that we have pioneered over several decades and that we continue to innovate. Our outerwear is designed to protect the wearer from the harsher inclement weather commonly encountered in fall and winter outdoor activities, such as skiing, snowboarding, hiking, hunting, fishing and adventure travel.

Sportswear

We design, develop, market and distribute sportswear products for men, women and youth under our Columbia and Mountain Hardwear brands. Our sportswear products incorporate various fabrication and construction technologies that protect consumers from the outdoor elements and enable consumers to enjoy the outdoors longer and in greater comfort year round. Our sportswear products are designed to be worn as a layering system with our outerwear and footwear products during fall and winter outdoor activities, or individually during milder weather commonly encountered during spring and summer outdoor activities such as hiking, fishing, trail running and water sports. Mountain Hardwear-branded sportswear consists primarily of performance apparel designed for mountaineering, backpacking, rock climbing and adventure sports. Our Columbia and Mountain Hardwear sportswear product assortments also include casual styles designed to appeal to a broader consumer base.

Footwear

We design, develop, market and distribute footwear products for men and women under our Columbia, Sorel and Montrail brands and for youth under our Columbia and Sorel brands. Our footwear products seek to address the needs of outdoor consumers who participate in activities that typically involve challenging or unusual terrain in a variety of weather and trail conditions. Our footwear products include durable, lightweight hiking boots, trail running shoes, rugged cold weather boots for activities on snow and ice, sandals for use in amphibious activities, and casual shoes for everyday use. Our Sorel brand primarily offers premium cold weather footwear for men and women with an increasing focus on young, fashion-conscious female consumers.

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

Product Design and Innovation

We believe our product innovation efforts are a key factor in our past and future success. We are committed to designing innovative and functional products for consumers who participate in a wide range of competitive and recreational outdoor activities, enabling them to enjoy those activities longer and in greater comfort by keeping them warm or cool, dry and protected. We also place significant value on product designs and fit (the overall appearance and image of our products) that, along with technical performance features, distinguish our products in the marketplace.

Our research and development efforts are led by an internal team of specialists who work closely with independent suppliers to develop products that provide the unique performance benefits needed by consumers during outdoor activities. We have established working relationships with specialists in the fields of chemistry, biochemistry, engineering, industrial design, materials research, graphic design, electronics and related fields. We utilize these relationships, along with consumer feedback, to develop and test innovative performance products, processes, packaging and displays. We believe that these efforts, coupled with our technical innovation efforts, represent key factors in the past and future success of our products.

In September 2010, we acquired OutDry Technologies S.r.l., which owns the intellectual property and other assets comprising the OutDry® brand and related business including patented and patent-pending construction methods that bond a waterproof, breathable membrane directly to the inside of the outermost layer of a shoe or glove.

Intellectual Property

We own many trademarks, including Columbia Sportswear Company®, Columbia®, Sorel®, Mountain Hard Wear®, Montrail®, OutDry®, Pacific Trail®, the Columbia diamond shaped logo, the Mountain Hardwear nut logo and the Sorel polar bear logo, as well as many other trademarks relating to our brands, products, styles and technologies. We believe that our trademarks are an important factor in creating a market for our products, in identifying the Company, and in differentiating our products from competitors’ products. We have design, process and utility patents as well as pending patent applications in the United States and other nations. We file applications for United States and foreign patents for inventions, designs and improvements that we believe have commercial value; however, these patents may or may not ultimately be issued. We believe our success primarily depends on our ability to continue offering innovative solutions to consumer needs through design, research, development and production advancements rather than our ability to secure patents. The technologies, processes and designs described in issued patents are incorporated into many of our most important products and expire at various times. We vigorously protect these proprietary rights against counterfeit reproductions and other infringing activities. Additionally, we license our Columbia trademarks across a range of apparel, footwear, accessories and equipment.

Sales and Distribution

We sell our products through a mix of wholesale distribution channels, independent distributors, our own direct-to-consumer channels and licensees. The majority of our sales are generated through wholesale channels which include small, independently operated specialty outdoor and sporting goods stores, regional, national and international sporting goods chains, and large regional, national and international department store chains. We sell our products to independent distributors in various countries where we generally do not have direct sales operations.

We sell our products directly to consumers through our own network of branded and outlet retail stores in each of our geographic segments, and online operations in the United States and LAAP segments, with additional e-commerce sites in other geographic markets planned for 2011. Our direct-to-consumer operations are designed to elevate consumer perception of our brands, increase consumer and retailer awareness of and demand for our products, model compelling retail environments for our products and build stronger emotional brand connections with consumers over time. Our branded retail stores allow us to showcase a broad selection of products and to support the brand’s positioning with fixtures and imagery that may then be replicated and offered for use by our wholesale customers. These stores provide high visibility for our brands and products and help us to monitor the needs and preferences of consumers. In addition, we operate outlet stores, which serve an important role in our overall inventory management by allowing us to sell a significant portion of excess, discontinued and out-of-season products while maintaining the integrity of our brands. E-commerce sales are a small but growing portion of our total direct-to-consumer sales.

We operate in four geographic segments: (1) United States, (2) Latin America and Asia Pacific (“LAAP”), (3) Europe, Middle East and Africa (“EMEA”), and (4) Canada, which are reflective of our internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of active outdoor apparel, including outerwear, sportswear, footwear and accessories and equipment. The following table presents net sales to unrelated entities and approximate percentages of net sales by geographic segment for each of the last three years (dollars in millions):

	2010		2009		2008
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
United States	$881.0	59.4%	$736.9	59.2%	$727.7	55.2%
LAAP	263.4	17.7	203.2	16.3	198.2	15.0
EMEA	222.4	15.0	197.4	15.9	267.2	20.3
Canada	116.7	7.9	106.5	8.6	124.7	9.5

Total	$1,483.5	100.0%	$1,244.0	100.0%	$1,317.8	100.0%

United States

The United States accounted for 59.4% of our net sales for 2010. We sell our products in the United States to approximately 3,500 wholesale customers and through our own direct-to-consumer channels. As of December 31, 2010, we operated 41 outlet retail stores and 8 branded retail stores in various locations in the United States as well as three e-commerce websites, www.columbia.com, www.mountainhardwear.com and www.sorel.com. We plan to begin selling our Montrail products online in the United States in early 2011. In addition, we earn licensing income in the United States based on our licensees’ sale of licensed products.

We distribute the majority of our products sold to United States wholesale customers and our own retail stores from distribution centers that we own and operate in Portland, Oregon and Robards, Kentucky. In some instances, we arrange to have products shipped from the independent factories that manufacture our products through third party logistics vendors and/or directly to customer-designated facilities in the United States.

LAAP

The LAAP region accounted for 17.7% of our net sales for 2010. We sell our products in the LAAP region to approximately 270 wholesale customers in Japan and Korea and to approximately 14 independent distributors that sell to approximately 1,100 wholesale customers in locations throughout the LAAP region, including Australia, New Zealand, Latin America and Asia. In addition, as of December 31, 2010, we operated 40 branded retail stores and 13 outlet retail stores in Japan and Korea within our LAAP region. We also sell Columbia, Mountain Hardwear, Sorel and Montrail products through e-commerce websites in Japan and Korea. In addition, we earn licensing income in our LAAP region based on our distributors’ sale of licensed products.

We distribute our products to wholesale customers, our own retail stores and licensed stores in Japan through an independent logistics company that owns and operates a warehouse located near Tokyo, Japan. We distribute our products to wholesale customers, our own retail stores and licensed stores in Korea from a leased warehouse near Seoul, Korea. The majority of sales to our LAAP distributors are shipped directly from the independent factories that manufacture our products.

EMEA

Sales in our EMEA region accounted for 15.0% of our net sales for 2010. We sell our products in the EMEA region to approximately 4,700 wholesale customers and to approximately 13 independent distributors that sell to approximately 800 wholesale customers in locations throughout the EMEA region, including Russia, portions of Europe, the Middle East and Africa. In addition, as of December 31, 2010, we operated 7 outlet retail stores and 3 branded retail stores in various locations in Western Europe.

We distribute the majority of our products sold to EMEA wholesale customers and our own retail stores from a distribution center that we own and operate in Cambrai, France. The majority of sales to our EMEA distributors are shipped directly from the independent factories that manufacture our products.

Canada

Sales in Canada accounted for 7.9% of our net sales for 2010. We sell our products in Canada to approximately 1,300 wholesale customers. In addition, as of December 31, 2010, we operated two outlet retail stores in Canada.

We distribute the majority of our products sold to Canadian wholesale customers through two distribution centers in Strathroy, Ontario. We lease one of these facilities and own the other facility. In some instances, we arrange to have products shipped directly from the independent factories that manufacture our products to customer-designated facilities in Canada.

Marketing

We believe our brand names and trademarks provide a competitive advantage and help to differentiate our products in the marketplace. Marketing programs are an integral part of our global strategy to build brand equity, raise global brand relevance and awareness, infuse our brands with excitement and stimulate consumer demand for our products worldwide. During 2010, the cost of our marketing programs represented approximately 5.3% of net sales.

Our integrated marketing efforts are designed to deliver consistent messages about the performance benefits, innovative technologies and styling of our products. We rely most heavily on advertising distributed through the Internet, including e-commerce and social media sites; television and print publications; consumer-focused and customer-focused events; branded retail stores in selected high-profile locations; enhanced branded displays and merchandising techniques executed in stores in partnership with various wholesale customers; and consumer and trade public relations efforts.

We work closely with our key wholesale customers to reinforce our brand message through cooperative online, television, radio and print advertising campaigns, as well as in stores using visual merchandising display tools dedicated exclusively to selling our merchandise on a year-round basis. We drive alignment through established seasonal initiatives and provide our wholesale customers, regional offices, and international distributors with creative direction and materials to convey consistent messages.

We employ a staff of in-store marketing and merchandising coordinators, who visit our customers’ retail locations in major cities around the world to ensure that our products are favorably presented. We also reinforce our marketing and product innovation messages through selected sponsorships of key outdoor influencers, organizations and teams who serve as inspirational models of excellence to consumers and also through sponsorship of selected outdoor events and competitions.

Our global internet marketing sites are used by consumers to research our products’ features and benefits, to interact with content created to inform and entertain about each brand and its technologies, to be directed to nearby retailers where they can purchase our products, and to directly purchase products for delivery in the United States. Other unaffiliated consumer websites provide information about our brands and products and may direct consumers to our wholesale customers where they can purchase our products.

Working Capital Utilization

We design, develop, market and distribute our products, but do not own or operate manufacturing facilities. As a result, most of our capital is invested in short-term working capital assets, including cash and cash equivalents, short-term investments, accounts receivable from customers, and finished goods inventory. At December 31, 2010, working capital assets accounted for approximately 77% of total assets. As a result, the degree to which we efficiently utilize our working capital assets can have a significant impact on our profitability, cash flows and return on invested capital. The overall goals of our working capital management efforts are to maintain the minimum level of inventory necessary to deliver goods on time to our customers to satisfy end consumer demand, and to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers.

Demand Planning and Inventory Management

As a branded consumer products company, inventory represents one of the largest and riskiest capital commitments in our business model. We design and develop our seasonal product lines 12 to 18 months in advance of their availability to consumers in retail stores. As a result, our ability to forecast and produce the individual product styles that match ultimate seasonal wholesale customer and end-consumer demand and to deliver products to our customers in a timely and cost-effective manner can significantly affect our sales, gross margins and profitability. For this reason, we maintain and continue to make substantial investments in information systems, processes and personnel that support our ongoing demand planning efforts. The goals of our demand planning efforts are to develop a collaborative forecast that drives the timely purchase of an adequate amount of inventory to satisfy demand, to minimize transportation and expediting costs necessary to deliver products to customers by their requested delivery dates, and to minimize excess inventory to avoid liquidating excess, end-of-season goods at discounted prices. Failure to achieve our demand planning goals could reduce our revenues and/or increase our costs, which would negatively impact our gross margins, profitability and brand strength.

In order to manage inventory risk, we use incentive discounts to encourage our wholesale customers and distributors to place advance orders at least six months in advance of scheduled delivery. We use those advance orders, together with forecasted demand from our direct-to-consumer operations, market trends, historical data, customer and sales feedback and other important factors to estimate the volumes of each product to purchase from our suppliers around the world. From the time of initial order through production, receipt and delivery, we attempt to manage our inventory to reduce risk.

Our inventory management efforts cannot entirely eliminate inventory risk due to the inherently unpredictable nature of consumer demand, the ability of customers to cancel their orders prior to shipment, and other variables that affect our customers’ ability to take delivery of their advance orders when originally scheduled. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place a significant amount of orders for our products with independent factories prior to receiving all of our customers’ orders and we maintain an inventory of select products that we anticipate will be in greater demand. In addition, we build calculated amounts of inventory to support estimated at-once orders from customers and auto-replenishment orders on certain long-lived styles.

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

Sourcing and Manufacturing

We do not own or operate manufacturing facilities and virtually all of our products are manufactured to our specifications by independent factories located outside the United States. We generally do not maintain long-term manufacturing commitments. We believe that the use of independent factories enables us to substantially limit our capital expenditures and avoid the costs and risks associated with owning and operating large production facilities and managing large labor forces. We also believe that the use of independent factories greatly increases our production capacity, maximizes our flexibility and improves our product pricing. We manage our supply chain from a global perspective and adjust as needed to changes in the global production environment, including political risks, factory capacity, import limitations and costs, raw material costs, availability and cost of labor and transportation costs. However, without long-term or reserved commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing terms.

Our apparel is manufactured in more than 13 countries with Vietnam and China accounting for approximately 68% of our 2010 apparel production. Our footwear is manufactured in three countries, with China and Vietnam accounting for approximately 93% of our 2010 footwear production.

Our five largest apparel factory groups accounted for approximately 20% of 2010 global apparel production, with the largest factory group accounting for 7% of 2010 global apparel production. Our five largest footwear factory groups accounted for approximately 81% of 2010 global footwear production, with the largest factory group accounting for 34% of 2010 global footwear production. In addition, a single vendor supplies substantially all of the zippers used in our products. These apparel, footwear and zipper suppliers have multiple factory locations, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on our business.

We maintain 13 manufacturing liaison offices in a total of seven Asian countries. We also maintain a manufacturing liaison office in Richmond, California. Personnel in these manufacturing liaison offices are direct employees of Columbia, and are responsible for overseeing production at our independent factories. We believe that having employees physically located in these regions enhances our ability to monitor factories for compliance with our policies, procedures and standards related to quality, delivery, pricing and labor practices. Our quality assurance process is designed to ensure that our products meet our quality standards. We believe that our quality assurance process is an important and effective means of maintaining the quality and reputation of our products. In addition, independent contractors that manufacture products for us are subject to our Standards of Manufacturing Practices (“SMP”). Columbia manufactures products around the world and values legal, ethical and fair treatment of people involved in manufacturing our products. Each factory producing products for us is monitored regularly against these standards. Additional information about SMP and corporate responsibility programs may be found at www.columbia.com.

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

Advance orders for our owned retail stores and e-commerce websites are not included in backlog. Accordingly, to the extent that order cancellations from wholesale customers and independent distributors deviates from historical averages, and our retail and e-commerce sales grow to represent a larger proportion of our total sales, our advance order backlog may become less indicative of anticipated sales for corresponding future periods.

Competition

The markets for outerwear, sportswear, footwear, accessories and equipment are highly competitive. In each of our geographic markets, we face significant competition from numerous and varying competitors. Some of our large wholesale customers also market competitive apparel, footwear, accessories and equipment under their own private labels. Our licensees operate in very competitive markets, such as those for apparel, footwear, sunglasses and watches. In addition, our direct-to-consumer channels expose us to competitors who operate retail stores in outlet malls and key metropolitan markets, as well as competitors who sell product online. We believe that the primary competitive factors in the market for active outerwear, sportswear, footwear, accessories and equipment are brand strength, product innovation, product design, functionality, durability and price.

Government Regulation

Many of our international shipments are subject to existing or potential governmental tariff and non-tariff barriers to trade, such as import duties and potential safeguard measures that may limit the quantity of various types of goods that may be imported into the United States and other countries. These trade barriers often represent a material portion of the cost of the merchandise. Our products are also subject to domestic and foreign product safety and environmental standards, laws and other regulations, which are increasingly restrictive and complex. Although we diligently monitor these standards and restrictions, the United States or other countries may impose new or adjusted quotas, duties, safety requirements, material restrictions, or other restrictions or regulations, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

Employees

At December 31, 2010, we had the following full-time equivalent employees, based in the following regions:

United States	2,096
Asia	970
Europe	397
Canada	163

3,626

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

Our Success Depends on Our Business Strategies

Our business strategies are to achieve sustainable, profitable growth by creating innovative products, elevating consumer perception of our brands, increasing consumer and retailer awareness and demand for our products, creating compelling retail environments, and building stronger emotional brand connections with consumers over time. We intend to pursue these strategies across our portfolio of brands, product categories and geographic markets. We face many challenges in implementing our business strategies. For example, our focus on innovation depends on our ongoing ability to identify, develop or secure rights to product improvements or developments through internal research, joint developments, acquisitions or licenses. However, these innovations and developments may not be profitable or have the desired effect of increasing demand for our products. The failure to implement our business strategies successfully could have a material adverse effect on our financial condition, results of operations or cash flows.

To implement our business strategies, we must continue to modify various aspects of our business, to maintain and enhance our information systems and operations to respond to increased demand and to attract, retain and manage qualified personnel. Changes in our business may place an increasing strain on management, financial, product design, marketing, distribution and other resources, and we may have operating difficulties as a result. For example, in support of our strategic initiatives, we are making significant investments in our business processes and information technology infrastructure that require significant management attention and corporate resources. In addition, we may need to adapt our information technology systems and business processes to integrate business acquisitions. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.

Our business strategies and related increased expenditures could also cause our operating margin to decline if we are unable to offset our increased spending with increased sales or gross margins, or comparable reductions in other operating costs. If our sales or gross margins decline or fail to grow as planned and we fail to sufficiently leverage our operating expenses, our profitability will decline. This could result in a decision to delay, reduce, modify or terminate our strategic business initiatives, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We Depend on Independent Factories

Our products are produced by independent factories worldwide. We do not own or operate any production facilities. Although we enter into purchase order commitments with these independent factories each season, we generally do not maintain long-term manufacturing commitments with them. Without long-term or reserve commitments, in a capacity-constrained environment, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing if growth or product demand differs from our forecasts. Independent factories may fail to perform as expected or our competitors may obtain production capacities that effectively limit or eliminate the availability of these resources to us. If an independent manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, we may miss delivery deadlines or incur additional costs, which may result in cancellation of orders, refusal to accept deliveries, a reduction in purchase prices or increased costs, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

Reliance on independent factories also creates quality control risks. In a capacity-constrained environment, we may need to use sub-contracted manufacturers to fulfill demand and these manufacturers may have less experience producing our products or lower overall capabilities, which could result in compromised quality of our products. A failure in our quality control program may result in diminished product quality, which in turn could result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls (or other regulatory actions), any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

If an independent manufacturer violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, we may be subject to production disruptions or significant negative publicity that could result in long-term damage to our brand images, consumer demand for our products may decrease, and in some circumstances parties may attempt to assert that we are liable for the independent manufacturer’s practices, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

We May be Adversely Affected by Volatility in Global Production and Transportation Costs and Capacity

Our product costs are subject to substantial fluctuation based on:

•	Availability and quality of raw materials;

•	The prices of oil, cotton and other raw materials whose prices are determined by global commodity markets and can be very volatile;

•

Changes in labor markets and wage rates paid by our independent factory partners, which are often mandated by centralized governments in the countries where our products are manufactured, particularly in China and Vietnam;

•	Interest rates and currency exchange rates;

•	Availability of skilled labor and production capacity at independent factories; and

•	General economic conditions.

Following a long period of generally stable-to-declining input costs, the apparel and footwear industry appears to be entering what may become a prolonged period of inflationary pressure on some or all of these input costs, resulting in increased costs to produce our products.

In addition, since the majority of our products are manufactured outside of our principal sales markets, our products must be transported by third parties over large geographical distances. Shortages in ocean freight capacity, airfreight capacity and volatile fuel costs can result in rapidly changing transportation costs. For example, during 2010, shortages of sourcing and transportation capacity, combined with later-than-optimal production of advance orders, caused us to rely more heavily on airfreight to achieve timely delivery to our customers, resulting in significantly higher freight costs. Because we price our products in advance and the external cost changes may be difficult to predict, we may not be able to pass all or a portion of such higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, which could have a material adverse effect on our financial condition, results of operations or cash flows.

Our Sales and Profitability May be Adversely Affected by Increased Product Costs and

Reduced Selling Prices

The apparel industry is subject to significant pressures on pricing and input costs caused by many factors, including intense competition, constrained sourcing capacity and related inflationary pressures, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to experience increased costs, reduce our sales prices to retailers and consumers or experience reduced sales in response to increased prices, any of which could cause our operating margin to decline if we are unable to offset these factors with reductions in operating costs and could have a material adverse effect on our financial condition, results of operations or cash flows.

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

We Rely on Our Highly Customized Information Management Systems

Our business is increasingly reliant on information technology. Information systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication among employees, with our subsidiaries and liaison offices overseas and with our customers and retail stores. We also rely on our information systems to allocate resources, manage product data, develop demand and supply plans and forecast operating results. System failures, breaches of confidential information or service interruptions may occur as the result of a number of factors, including computer viruses, programming errors, hacking or other unlawful activities by third parties and disasters, or our failure to properly maintain systems redundancy or to protect, repair, maintain or upgrade our systems. Any breach or interruption of critical business information systems could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Initiatives to Upgrade Our Information Technology Infrastructure Involve Many Risks Which Could Result In, Among Other Things, Business Interruptions and Higher Costs

We regularly implement business process improvement initiatives to optimize our performance. Our current business process initiatives include, but are not limited to, plans to improve business results through standardization of business processes and technology that support our supply chain and go-to-market strategies through implementation of an integrated enterprise resource planning software solution by SAP over the next few years. We may experience difficulties when we transition to new or upgraded systems and processes, including loss of data and decreases in productivity as our personnel become familiar with new systems. In addition, transitioning to new or upgraded systems will require significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our financial condition, results of operations or cash flows.

We expect implementation of this new information technology infrastructure to have a pervasive impact on our business processes and information systems across a significant portion of our operations, including our finance operations. As a result, we will experience significant changes in our internal controls over financial reporting as our implementation progresses. If we are unable to successfully implement this system, including harmonizing our systems, data and processes, our ability to process transactions accurately and efficiently may be affected, and any unsuccessful implementation could have an adverse effect on our capital resources, financial condition, results of operations and liquidity.

Our Results of Operations Could be Materially Harmed If We Are Unable to Accurately Match Supply Forecast with Consumer Demand for Our Products

Many factors may significantly affect demand for our products, including, among other things, economic conditions, fashion trends, consumer preferences and weather, making it difficult to accurately forecast demand for our products and our future results of operations. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place a significant amount of orders for our products with independent factories prior to receiving all of our customers’ orders, and we maintain an inventory of various products that we anticipate will be in greater demand. In addition, customers are generally allowed to cancel orders prior to shipment with sufficient notice.

Factors that could affect our ability to accurately forecast demand for our products include:

•	An increase or decrease in consumer demand for our products or for products of our competitors;

•	For certain demand and supply planning functions, we rely on manual processes and judgment that are subject to human error;

•	Our failure to accurately forecast customer acceptance of new products;

•	New product introductions by competitors;

•	Unanticipated changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers; and

•	Weak economic conditions or consumer confidence, which could reduce demand for discretionary items such as our products.

In some cases, our production orders may not match actual demand, which could result in our inability to deliver product in a timely manner, higher transportation costs to expedite delivery and higher inventory levels. During periods of weak economic conditions we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of certain customers’ operations. We may not be able to sell all of the products we have ordered from independent factories or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through discount direct-to-consumer channels, which could have a material adverse effect on our brand image, financial condition, results of operations or cash flows.

Conversely, if we underestimate demand for our products or if our independent factories are unable to supply products when we need them, we may experience inventory shortages. Inventory shortages may prevent us from fulfilling customer orders, delay shipments to customers, negatively affect customer relationships, result in increased costs to expedite production and delivery, and diminish our ability to build brand loyalty. Shipments delayed due to limited factory capacity or other factors could result in order cancellations by our customers, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We May be Adversely Affected by Weather Conditions

Our business is adversely affected by unseasonable weather conditions. A significant portion of the sales of our products is dependent in part on the weather and may decline in years in which weather conditions do not favor the use of these products. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring and summer may have a material adverse effect on our financial condition, results of operations or cash flows. Inventory accumulation by our wholesale customers resulting from unseasonable weather in one season may negatively affect orders in future seasons, which may have a material adverse effect on our financial condition, results of operations or cash flows.

Our International Operations Involve Many Risks

We are subject to the risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, changes in consumer preferences, foreign currency fluctuations, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase as well, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.

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

In addition, many of our imported products are subject to duties, tariffs or other import limitations that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. Any country in which our products are produced or sold may eliminate, adjust or impose new import limitations, duties, tariffs, anti-dumping penalties or other charges or restrictions, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

Our Business and Reputation May be Adversely Affected by Actions of Independent Contractors

We contract with many independent contractors outside of the United States to manufacture our products, and we also have license agreements that permit unaffiliated parties to manufacture or contract to manufacture products using our trademarks. We impose, and require our licensees to impose, on those contractors Standards of Manufacturing Practices and other environmental, health and safety standards for the benefit of workers and compliance with product safety and other laws. However, from time to time contractors may not comply with these standards or applicable local law, or our licensees may not require their contractors to comply with these standards or applicable local law. Significant or continuing noncompliance with these standards and laws by one or more contractors could harm our reputation and, as a result, could have an adverse effect on our financial condition, results of operations or cash flows.

We Operate in Very Competitive Markets

The markets for outerwear, sportswear, footwear, accessories and equipment are highly competitive, as are the markets for our licensed products. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories and equipment companies.

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

We also compete with other companies for the production capacity of independent factories that manufacture our products and for import capacity. Many of our competitors are significantly larger than us, have substantially greater financial, distribution, marketing and other resources than we have, and have achieved greater brand strength than we have.

Increased competition may result in reduced access to production capacity, reductions in display areas in retail locations, reductions in sales, or reductions in our profit margins, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.

We May be Adversely Affected by the Financial Health of our Customers

Sluggish economies and consumer uncertainty regarding future economic prospects in our key markets have had an adverse effect on the financial health of our customers, some of whom have filed or may file for protection under bankruptcy laws, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers based on an assessment of the customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation or reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant wholesale customers have liquidated or reorganized, while others have had financial difficulties in the past and have recently experienced tightened credit markets and sales declines and reduced profitability, which in turn has an adverse effect on our business. We may reduce our level of business with customers experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial position, results of operations or cash flows.

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

We Rely on Technical Innovation and Functional Design to Compete in the Market for our Products

Technical innovation and functional design of footwear, apparel, and equipment is essential to distinguish our products in the marketplace and achieve commercial success. Research and development plays a key role in technical innovation. We rely upon specialists in the fields of chemistry, biochemistry, engineering, industrial design, electronics and related fields, guided by consumer feedback, to develop and test innovative performance products. Although we are committed to designing innovative and functional products that deliver relevant performance benefits to consumers who participate in a wide range of competitive and recreational outdoor activities, if we fail to introduce technical innovation in our products that address consumers’ performance expectations, demand for our products could decline.

As we strive to achieve technical innovations, we face a greater risk of inadvertent infringements of third party rights or compliance issues. In addition, technical innovations often involve more complex manufacturing processes. More complex manufacturing processes may lead to higher instances of quality issues, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems. Failure to successfully bring to market technical innovations in our product lines could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our Success Depends on Our Use and Protection of Intellectual Property Rights

Our registered and common law trademarks and our patented or patent-pending designs and technologies have significant value and are important to our ability to differentiate our products from our competitors’ and to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. From time to time, we discover products that are counterfeit reproductions of our products or that otherwise infringe on our proprietary rights. Counterfeiting activities typically increase as brand recognition increases, especially in markets outside the United States. Increased instances of counterfeit manufacture and sales may adversely affect our sales and our brand and result in a shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. In markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to successfully challenge use of those rights by other parties. We also license our proprietary rights to third parties. Failure to choose appropriate licensees and licensed product categories may dilute or harm our brand image. In addition to our own intellectual property rights, many of the intellectual property rights in the technology, fabrics and processes used to manufacture our products are generally owned or controlled by our suppliers and are generally not unique to us. In those cases, we may not be able to adequately protect our products or differentiate the performance characteristics and fabrications from those of our competitors. Actions or decisions in the management of our intellectual property portfolio may affect the strength of our brands, which may in turn have a material adverse effect on our financial condition, results of operations or cash flows.

Although we have not been materially inhibited from selling products in connection with patent, trademark and trade dress disputes, as we focus on innovation in our product lines, extend our brands into new product categories and expand the geographic scope of our marketing, we may become subject to litigation based on allegations of the infringement of intellectual property rights of third parties, including third party trademark, copyright and patent rights. An increasing number of our products include technologies and/or designs for which we have obtained or applied for patent protection. Failure to successfully obtain and maintain patents on these innovations could negatively affect our ability to market and sell our products. Future litigation also may be necessary to defend against such claims or to enforce and protect our intellectual property rights. Any intellectual property litigation may be costly and may divert management’s attention from the operation of our business. Adverse determinations in any litigation may result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. This may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our distribution facilities in the United States and France are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations. For example, in addition to supporting our traditional wholesale business, our existing distribution facilities have been modified to enable them to also support our new e-commerce sales in the United States. Failure to successfully maintain and update these modifications could disrupt our wholesale and e-commerce shipments and may have a material adverse effect on our financial condition, results of operations or cash flows.

Our current distribution facilities are designed to handle significantly greater volumes of product shipments than our business is currently generating, especially our European distribution center in Cambrai, France. The fixed costs associated with owning, operating and maintaining these large, highly-automated distribution centers during a period of economic weakness or declining sales could result in lower operating efficiencies and financial deleverage. This fixed cost structure may make it difficult for us to maintain profitability if sales volumes decline for an extended period of time and could have a material adverse effect on our financial condition, results of operations or cash flows.

Our distribution facilities may also be interrupted by disasters, such as earthquakes (which are known to occur in the Northwestern United States), tornadoes or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that may be caused by significant disruptions in our distribution facilities.

We May be Adversely Affected by Currency Exchange Rate Fluctuations

Although the majority of our product purchases are denominated in U.S. dollars, the cost of these products may be affected by the relative changes in the value of the local currency of the manufacturer. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Because the functional currency of many of our subsidiaries is not the U.S.

dollar, we are exposed to potentially material gains or losses from the remeasurement of U.S. dollar monetary transactions into the respective functional currencies. Currency exchange rate fluctuations may also disrupt the business of the independent factories that produce our products by making their purchases of raw materials more expensive and more difficult to finance. As a result, currency fluctuations may have a material adverse effect on our financial condition, results of operations or cash flows.

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

We Depend on Key Suppliers

Some of the materials that we use may be available from only one source or a very limited number of sources. For example, some specialty fabrics are manufactured to our specification by one source or a few sources, and a single vendor supplies substantially all of the zippers used in our products. From time to time, we have difficulty satisfying our raw material and finished goods requirements. Although we believe that we can identify and qualify additional independent factories to produce these materials as necessary, there are no guarantees that additional independent factories will be available. In addition, depending on the timing, any changes may result in increased costs or production delays, which may have a material adverse effect on our financial condition, results of operations or cash flows.

We Depend on Key Personnel

Our future success will depend in part on the continued service of key personnel and our ability to attract, retain and develop key managers, designers, sales people and others. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors in and around our headquarters in Portland, Oregon. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our financial condition, results of operations or cash flows.

Our Business Is Affected by Seasonality

Our business is affected by the general seasonal trends common to the outdoor apparel industry. Our products are marketed on a seasonal basis and our product mix is weighted substantially toward the fall season. Our annual net sales are weighted more heavily toward the fall/winter season, while our operating expenses are more equally distributed throughout the year. As a result, the majority of our operating profits are generated in the second half of the year. The expansion of our direct-to-consumer operations has had a modest effect on the seasonality of our business, increasing the proportion of sales and profits that we generate in the fourth calendar quarter. This seasonality, along with other factors that are beyond our control and that are discussed elsewhere in this section, may adversely affect our business and cause our results of operations to fluctuate. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

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

Our Common Stock Price May Be Volatile

The price of our common stock has fluctuated substantially since our initial public offering. Our common stock is traded on the NASDAQ Global Select Market. Factors such as general market conditions, fluctuations in financial results, variances from financial market expectations, changes in earnings estimates by analysts, or announcements by us or our competitors may cause the market price of our common stock to fluctuate, perhaps substantially.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Following is a summary of principal properties owned or leased by us.

Corporate Headquarters:	Europe Headquarters (2):
Portland, Oregon (1 location)—owned	Geneva, Switzerland (1 location)—leased
U.S. Distribution Facilities:	Europe Administrative Operation:
Portland, Oregon (1 location)—owned	Strasbourg, France (1 location)—owned
Robards, Kentucky (1 location)—owned	Europe Distribution Facility:
Canadian Operation and Distribution Facilities (1):	Cambrai, France (1 location)—owned
Strathroy, Ontario (2 locations)—1 owned, 1 leased

(1)	Lease expires in June 2012.
(2)	Lease expires in June 2015.

In addition, as of December 31, 2010, we leased over 100 locations globally for the operation of our branded and outlet retail stores. We also have several leases globally for office space, warehouse facilities, storage space, vehicles and equipment, among other things. See Note 13 of Notes to Consolidated Financial Statements for further lease-related disclosures.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	[RESERVED]

Item 4A.	EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The following table sets forth our executive officers and certain key employees. All information is as of the date of the filing of this report.

Name	Age	Position
Gertrude Boyle	87	Chairman of the Board (1)
Timothy P. Boyle	61	President, Chief Executive Officer, Director (1)
Michael W. Blackford	42	Vice President of Global Innovation
Kerry W. Barnes	59	Vice President of Retail
Timothy C. Bartels	46	Vice President of Global Footwear Sales
Peter J. Bragdon	48	Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary (1)
Thomas B. Cusick	43	Senior Vice President, Chief Financial Officer and Treasurer (1)
Daniel A. Dougherty	58	Vice President Global Distribution
Mitchell C. Fields	63	Vice President of Global Apparel Sales
James T. Gorman	63	Vice President Footwear Manufacturing
Daniel G. Hanson	52	Vice President of Marketing
Lisa A. Kulok	45	Vice President Global Marketplace Planning and Customer Operations
Michael W. McCormick	48	Executive Vice President of Global Sales and Marketing (1)
Mark J. Nenow	53	Vice President of Global Footwear Merchandising
Susan S. Parham	52	Vice President Global Apparel, Accessories and Equipment
Susan G. Popp	55	Vice President of Global Human Resources (1)
Bryan L. Timm	47	Executive Vice President and Chief Operating Officer (1)
William Tung	46	Vice President of Latin America and Asia Pacific
Patrick J. Werner	55	Vice President of Global Apparel Manufacturing
Paul E. Zaengle	39	Vice President of E-Commerce

(1)	These individuals are considered Executive Officers of Columbia.

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

Michael W. Blackford joined Columbia in September 2005 as a Senior Apparel Designer and was promoted to Design Director of Men’s Apparel & Equipment in May 2006. In February 2008 he was promoted to Director of Global Innovation and named Vice President of Global Innovation in August 2010. Prior to joining Columbia, Mr. Blackford held various positions in design, brand management and sourcing at Sierra Designs.

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

Susan S. Parham joined Columbia in January 2010 as Vice President Global Apparel, Accessories and Equipment. From 1998 to 2010, Ms. Parham served as President and Founder of the consulting firm Lessons Learned. From 1990 to 1998, Ms. Parham held several leadership positions at NIKE, Inc., including Director of U.S. Apparel Merchandising and General Merchandising Manager of Nike Retail.

Susan G. Popp joined Columbia in April 1997 as Human Resources Manager and was named Human Resources Director in May 2004. In March 2006, Ms. Popp was named Vice President of Global Human Resources. Prior to joining Columbia, Ms. Popp held various Human Resource positions, including at NIKE, Inc. from 1996 to 1997.

Bryan L. Timm joined Columbia in June 1997 as Corporate Controller and was named Chief Financial Officer in July 2002. In 2003 Mr. Timm was named Vice President, Chief Financial Officer and Treasurer and in October 2008 he was named Executive Vice President and Chief Operating Officer and continued to serve in the role of Chief Financial Officer until January 2009. From 1991 to 1997, Mr. Timm held various financial management positions for Oregon Steel Mills, Inc. From 1986 to 1991, Mr. Timm was an accountant with KPMG LLP. Mr. Timm is a member of the Board of Directors of Umpqua Holdings Corporation.

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

Paul E. Zaengle joined Columbia in June 2008 as Senior Director, E-commerce and was named Vice President E-commerce in August 2010. Prior to joining Columbia, Mr. Zaengle served as Vice President, Interactive Technology at Polo Ralph Lauren where he led the strategy, technology, production and design efforts behind the award-winning Polo.com e-commerce and interactive marketing platforms. Prior to joining Polo in 2001, Mr. Zaengle held leadership positions in the technology services department at the City of Santa Clarita, California.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol “COLM.” At February 25, 2011, we had approximately 440 shareholders of record.

Following are the quarterly high and low closing prices for our Common Stock for the years ended December 31, 2010 and 2009:

	HIGH	LOW	DIVIDENDS DECLARED
2010
First Quarter	$53.68	$39.22	$0.18
Second Quarter	$60.09	$46.67	$0.18
Third Quarter	$58.86	$44.43	$0.18
Fourth Quarter	$61.89	$51.61	$1.70

2009
First Quarter	$35.93	$25.22	$0.16
Second Quarter	$37.53	$29.90	$0.16
Third Quarter	$42.87	$30.05	$0.16
Fourth Quarter	$45.00	$37.60	$0.18

Our current dividend policy is dependent on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. For various restrictions on our ability to pay dividends, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8 of Notes to Consolidated Financial Statements.

Performance Graph

The line graph below compares the cumulative total shareholder return of our Common Stock with the cumulative total return of the Standard & Poor’s (“S&P”) 400 Mid-Cap Index and the Russell 3000 Textiles Apparel Manufacturers for the period beginning December 31, 2005 and ending December 31, 2010. The graph assumes that $100 was invested on December 31, 2005, and that any dividends were reinvested.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Columbia Sportswear Company

Stock Price Performance

December 31, 2005—December 31, 2010

Total Return Analysis

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Columbia Sportswear Co.	$100.00	$116.98	$93.52	$76.25	$85.83	$138.27
S&P 400 Mid-Cap Index	$100.00	$110.32	$119.12	$75.96	$104.36	$132.16
Russell 3000 Textiles Apparel Mfrs.	$100.00	$128.72	$98.77	$58.12	$82.38	$108.53

Issuer Purchases of Equity Securities

Since the inception of the Company’s stock repurchase plan in 2004 through December 31, 2010, the Board of Directors has authorized the repurchase of up to $500,000,000 of the Company’s common stock. As of December 31, 2010, the Company had repurchased 9,190,890 shares under this program for an aggregate purchase price of approximately $421,237,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

The Company did not repurchase any equity securities during the three months ended December 31, 2010.

Item 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2010 have been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Accompanying Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,483,524	$1,244,023	$1,317,835	$1,356,039	$1,287,672
Net income	77,037	67,021	95,047	144,452	123,018
Per Share of Common Stock Data:
Earnings per share:
Basic	$2.28	$1.98	$2.75	$4.00	$3.39
Diluted	2.26	1.97	2.74	3.96	3.36
Cash dividends per share	2.24	0.66	0.64	0.58	0.14
Weighted average shares outstanding:
Basic	33,725	33,846	34,610	36,106	36,245
Diluted	34,092	33,981	34,711	36,434	36,644

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$1,294,754	$1,212,883	$1,148,236	$1,166,481	$1,027,289
Long-term obligations, net of current maturities	—	—	15	61	136

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report, including Item 1 of Part I and Item 6 of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales across markets, distribution channels and product categories, access to raw materials and factory capacity, financing and working capital requirements and resources and our exposure to market risk associated with interest rates and foreign currency exchange rates.

These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors may cause actual results to differ materially from those projected in forward-looking statements, including the risks described above in Item 1A, Risk Factors. We do not undertake any duty either to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.

Our Business

As one of the largest outdoor apparel and footwear companies in the world, we design, source, market and distribute active outdoor apparel, footwear, accessories and equipment under the Columbia, Mountain Hardwear, Sorel and Montrail brands. Our products are sold through a mix of wholesale distribution channels, independent distributors, our own direct-to-consumer channels and licensees.

The popularity of outdoor activities, changing design trends and consumer adoption of innovative performance technologies affect consumer desire for our products. Therefore, we seek to anticipate and respond to trends and shifts in consumer preferences by adjusting the mix of available product offerings, developing new products with innovative performance features and designs, and creating persuasive and memorable marketing communications to drive consumer awareness and demand. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.

Seasonality and Variability of Business

Our business is affected by the general seasonal trends common to the outdoor industry and is heavily dependent upon discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our product mix is weighted substantially toward the fall season, resulting in sales and profits being highest in the third calendar quarter. The expansion of our own direct-to-consumer operations beginning in 2008 has increased the proportion of sales and profits that we generate in the fourth calendar quarter. In 2009 and 2010, our profits were earned entirely in the second half of the year, reflecting the dependence upon our sales results in the latter part of the year as well as a higher fixed cost structure of our business.

Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in economic conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, and the continued popularity of outdoor activities as part of an active lifestyle in key markets. The current economic environment in key markets, coupled with challenging capacity constraints across the independent manufacturing and transportation segments of our supply chain, reduced the predictability of our business throughout 2010 and into 2011.

Business Outlook

The business climate continues to present us with a great deal of uncertainty, with a number of variables that we rely on for planning purposes moving in opposing directions making it more difficult to predict future results. Factors that could significantly affect our 2011 outlook include:

•	Unseasonable weather conditions affecting consumer demand and the resulting effect on order cancellations and reorders;

•	Changes in mix and volume of full price sales in contrast with closeout product sales;

•	Manufacturing and/or transportation capacity constraints;

•	The variability of input costs across our supply chain;

•	Costs of expedited transportation;

•	Incremental sales through our expanding direct-to-consumer operations, which are not included in backlog;

•	Changes in consumer spending activity and sales fluctuations in our own retail stores; and

•	Fluctuating currency exchange rates.

Like other branded consumer product companies, our business is heavily dependent upon discretionary consumer spending patterns. Continuing high levels of unemployment in our key markets and restricted credit markets for consumers and retailers continue to pose significant challenges and risks. As a result, a more cautious approach by our wholesale customers may persist, resulting in risk of reduction, delay or cancellation of advance orders prior to shipment.

Over the past two years we have made significant investments in our go-to-market process to position us for growth. Among other things we have:

•	Sharpened our focus on product innovation;

•	Built a multi-channel direct-to-consumer platform, including expanded retail store and e-commerce operations;

•	Refocused our marketing efforts behind new brand campaigns and media strategies for each of our major brands; and

•	Restructured our sales organizations to build relationships with new partners and strengthen those with existing accounts.

As a result of these continuing efforts, we expect our operating expense levels to increase compared to 2010. In addition, we have begun to make improvements to our operational processes, involving significant investments in initiatives to improve our information technology infrastructure and our enterprise data and information management across our organization, which is designed to improve operational flexibility and performance across our supply chain. These investments are the foundation for a multi-year implementation of a new global enterprise resource planning, or ERP, system which began in late 2010 and will accelerate in 2011 and beyond.

Wholesale Backlog

We generally solicit orders from wholesale customers and independent distributors for the fall and spring seasons by March 31 and September 30, respectively, based on ordering deadlines that we establish to aid our efforts to plan manufacturing volumes to meet demand for each of our selling seasons. Twice each year we report our backlog of advance orders, representing the results of these seasonal order-taking processes.

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

Our spring wholesale backlog at September 30, 2010 (our most recent seasonal ordering deadline) increased $43.4 million, or 12%, to $394.2 million from $350.8 million at September 30, 2009. Changes in foreign currency exchange rates compared with 2009 affected the spring wholesale backlog comparison by less than 1%. Our spring wholesale backlog reflects growth across each major brand, product category and region. The increase in our spring wholesale backlog was led by the United States, followed by the LAAP region, the EMEA region and Canada. By product category, the spring wholesale backlog increase was led by sportswear, followed by footwear, outerwear and accessories and equipment. By brand, the spring wholesale backlog increase was led by the Columbia brand, followed by the Sorel brand and the Mountain Hardwear brand. Wholesale backlog does not include anticipated sales to consumers through our own direct-to-consumer channels. Although we cannot predict with certainty any future results, our reported spring wholesale backlog is one indicator of our anticipated net sales for the spring 2011 selling season. Many factors, however, could cause actual wholesale sales to differ materially from the reported spring wholesale backlog, including the potential cancellation of orders by customers, capacity constraints at our independent manufacturing partners’ facilities resulting in delivery delays, changes in foreign currency exchange rates and changes in macro-economic conditions. Moreover, our spring wholesale backlog should not be used in forecasting sales beyond the spring 2011 selling season.

Results of Operations

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and accompanying Notes that appear elsewhere in this annual report. All references to years relate to the calendar year ended December 31.

Highlights of the Year Ended December 31, 2010

•

Net sales increased $239.5 million, or 19%, to $1,483.5 million in 2010 from $1,244.0 million in 2009. Changes in foreign currency exchange rates compared with 2009 contributed approximately one percentage point of benefit to the consolidated net sales comparison.

•	Net income increased 15% to $77.0 million in 2010 from $67.0 million in 2009, and diluted earnings per share increased to $2.26 in 2010 compared to $1.97 in 2009.

•

We paid quarterly cash dividends totaling $0.74 per share, or $24.9 million in aggregate, for the year ended December 31, 2010, which included an 11% increase in the quarterly dividend to $0.20 per share from $0.18 per share in October 2010. In addition, we paid a special dividend of $1.50 per share, or $50.5 million in aggregate, in December 2010.

•	Cash, cash equivalents and short-term investments as of December 31, 2010 totaled approximately $303.1 million.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Consolidated Statements of Operations:

	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.6	57.9	56.9

Gross profit	42.4	42.1	43.1
Selling, general and administrative expense	36.0	35.7	32.7
Impairment of acquired intangible assets	—	—	1.9
Net licensing income	0.6	0.7	0.5

Income from operations	7.0	7.1	9.0
Interest income, net	0.1	0.1	0.6

Income before income tax	7.1	7.2	9.6
Income tax expense	(1.9)	(1.8)	(2.4)

Net income	5.2%	5.4%	7.2%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales:    Consolidated net sales increased $239.5 million, or 19%, to $1,483.5 million in 2010 from $1,244.0 million in 2009. Net sales increased across all geographic regions, in each product category and across all major brands. Changes in foreign currency exchange rates compared with 2009 contributed approximately one percentage point of benefit to the consolidated net sales comparison.

Sales by Geographic Region

Net sales by geographic region are summarized in the following table:

	Year Ended December 31,
	2010	2009	% Change
	(In millions, except for percentage changes)
United States	$881.0	$736.9	20%
LAAP	263.4	203.2	30%
EMEA	222.4	197.4	13%
Canada	116.7	106.5	10%

	$1,483.5	$1,244.0	19%

Net sales in the United States increased $144.1 million, or 20%, to $881.0 million in 2010 from $736.9 million in 2009. The increase in net sales in the United States by product category was led by outerwear, followed by sportswear, footwear and accessories and equipment. The net sales increase by channel was led by our wholesale business, followed by our direct-to-consumer business. The increase in net sales in our wholesale business was primarily concentrated in the Columbia brand resulting from improved economic conditions compared to the same period in 2009 and stronger advance orders. The net sales increase in our direct-to-consumer business was primarily concentrated in the Columbia brand and was driven by increased sales within existing stores, increased sales through our Columbia and Sorel brand e-commerce sites, which were launched in the third and fourth quarter of 2009, respectively, incremental sales from our Mountain Hardwear brand e-commerce site which was launched in the third quarter of 2010, and an increase in the number of retail stores, with 4 more retail stores operating at December 31, 2010 than at December 31, 2009.

Net sales in the LAAP region increased $60.2 million, or 30%, to $263.4 million in 2010 from $203.2 million in 2009. Changes in foreign currency exchange rates contributed seven percentage points of benefit to the LAAP net sales comparison. The net sales increase in the LAAP region by product category was led by sportswear, followed by outerwear, footwear and accessories and equipment. The LAAP net sales increase was primarily concentrated in the Columbia brand and was led by Korea, followed by Japan and our LAAP distributor business. The increase in Korea net sales was primarily due to increased sales from existing stores, the favorable effect of foreign currency exchange rates and a greater number of retail stores operating during 2010. The increase in Japan net sales was primarily the result of the favorable effect of foreign currency exchange rates, increased wholesale net sales to the sporting goods channel and continued growth in our direct-to-consumer business. Net sales to our LAAP distributors increased due to improved macro-economic conditions in certain distributor markets, increased advance orders for both the Spring and Fall seasons, as well as a shift in the timing of shipments as a higher percentage of spring 2011 shipments occurred in the fourth quarter of 2010, while a higher percentage of spring 2010 shipments occurred in the first quarter of 2010.

Net sales in the EMEA region increased $25.0 million, or 13%, to $222.4 million in 2010 from $197.4 million in 2009. Changes in foreign currency exchange rates compared to 2009 negatively affected the net sales comparison by four percentage points. The increase in net sales in the EMEA region by product category was led by footwear, followed by sportswear, outerwear and accessories and equipment. The net sales increase by channel was led by EMEA distributors, followed by our EMEA direct business. The increase in net sales to EMEA distributors was partially the result of improved macro-economic conditions in Russia, coupled with a shift in the timing of shipments as a higher percentage of spring 2011 shipments occurred in the fourth quarter of 2010, while a higher percentage of spring 2010 shipments occurred in the first quarter of 2010. The increase in EMEA direct net sales was primarily the result of increased net sales of Sorel-branded footwear.

Net sales in Canada increased $10.2 million, or 10%, to $116.7 million in 2010 from $106.5 million in 2009. Changes in foreign currency exchange rates compared to 2009 contributed eight percentage points of benefit to the Canada net sales comparison.

Sales by Product Category

Net sales by product category are summarized in the following table:

	Year Ended December 31,
	2010	2009	% Change
	(In millions, except for percentage changes)
Outerwear	$560.8	$482.5	16%
Sportswear	555.8	472.5	18%
Footwear	270.2	214.6	26%
Accessories and Equipment	96.7	74.4	30%

	$1,483.5	$1,244.0	19%

Net sales of outerwear increased $78.3 million, or 16%, to $560.8 million in 2010 from $482.5 million in 2009. The increase in outerwear net sales was primarily concentrated in the Columbia brand and was led by the United States, followed by the LAAP region, Canada and the EMEA region. The net sales increase in outerwear in the United States was led by our direct-to-consumer business, followed by our wholesale business. The outerwear net sales increase in the LAAP region was led by Korea, followed by Japan and our LAAP distributor business.

Net sales of sportswear increased $83.3 million, or 18%, to $555.8 million in 2010 from $472.5 million in 2009. The increase in sportswear net sales was primarily concentrated in the Columbia brand and was led by the United States, followed by the LAAP region, EMEA region and Canada. The sportswear net sales increase in the United States was led by our wholesale business, followed by our direct-to-consumer business. The sportswear net sales increase in the LAAP region was led by Korea, followed by our LAAP distributor business and Japan.

The sportswear net sales increase in the EMEA region was led by our EMEA distributor business, partially offset by decreased net sales in our EMEA direct business.

Net sales of footwear increased $55.6 million, or 26%, to $270.2 million in 2010 from $214.6 million in 2009. The increase in footwear net sales by brand was led by the Sorel brand, followed by the Columbia brand. The footwear net sales increase by region was led by the United States, followed by the EMEA region, the LAAP region and Canada. The net sales increase in footwear in the United States was led by our wholesale business, followed by our direct-to-consumer business. The footwear net sales increase in the EMEA region was led by our EMEA direct business, followed by our EMEA distributor business. The LAAP footwear net sales increase was led by our LAAP distributor business, followed by Korea and Japan.

Net sales of accessories and equipment increased $22.3 million, or 30%, to $96.7 million in 2010 from $74.4 million in 2009. The accessories and equipment net sales increase was primarily concentrated in the Columbia brand, followed by the Mountain Hardwear brand. Accessories and equipment net sales growth by region was led by the United States, followed by the LAAP region, the EMEA region and Canada.

Sales by Brand

Net sales by brand are summarized in the following table:

	Year Ended December 31,
	2010	2009	% Change
	(In millions, except for percentage changes)
Columbia	$1,262.4	$1,072.5	18%
Mountain Hardwear	121.9	100.5	21%
Sorel	89.7	60.6	48%
Other	9.5	10.4	(9)%

	$1,483.5	$1,244.0	19%

The net sales increase by brand in 2010 compared to 2009 was primarily concentrated in the Columbia brand, followed by the Sorel and Mountain Hardwear brands. The Columbia brand net sales increased across all product categories, led by sportswear, followed by outerwear, footwear and accessories and equipment. The Columbia brand net sales increased across all regions led by the United States, followed by the LAAP region, the EMEA region and Canada.

Gross Profit:    Gross profit as a percentage of net sales increased to 42.4% in 2010 from 42.1% in 2009. Gross profit margins expanded primarily due to a higher volume of direct-to-consumer sales at higher gross margins, improved gross margins on close-out product sales and favorable foreign currency hedge rates, largely offset by increased costs to expedite production and delivery of fall 2010 orders to wholesale customers.

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

SG&A expense increased $89.4 million, or 20%, to $534.1 million in 2010 from $444.7 million in 2009. The SG&A expense increase was primarily due to:

•	Increased global personnel costs resulting from the continued internalization of our sales organization in the United States, the EMEA region and Canada, additional personnel to support our growth initiatives, reinstatement of personnel and benefit programs that were curtailed or postponed in 2009, and higher incentive compensation;

•	Incremental expenses to support our expanded direct-to-consumer businesses in the United States, the EMEA region and Canada;

•	Expenses associated with various initiatives to improve our information technology infrastructure, including increased costs associated with our multi-year global ERP implementation; and

•	Increased advertising expense.

As a percentage of net sales, SG&A expense increased to 36.0% of net sales in 2010 from 35.7% of net sales in 2009. Depreciation and amortization included in SG&A expense totaled $37.8 million in 2010 compared to $35.5 million in 2009.

Net Licensing Income:    Net licensing income decreased $0.4 million, or 5%, to $8.0 million in 2010 from $8.4 million in 2009.

Interest Income, Net:    Net interest income was $1.6 million in 2010 compared to $2.1 million in 2009. The decrease in interest income was primarily driven by lower interest rates in 2010 compared to 2009. Interest expense was nominal in both 2010 and 2009.

Income Tax Expense:    Income tax expense increased to $27.9 million in 2010 from $22.8 million in 2009. This increase resulted from higher income before tax as well as an increase in our effective income tax rate to 26.6% in 2010 compared to 25.4% in 2009. Our effective tax rates in 2010 and 2009 were reduced by the recognition of tax benefits associated with the favorable resolution of uncertain tax positions, foreign tax credits and non-U.S. income generally taxed at lower tax rates.

Net Income:    Net income increased $10.0 million, or 15%, to $77.0 million in 2010 from $67.0 in 2009. Diluted earnings per share was $2.26 in 2010 compared to $1.97 in 2009.

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

Sales by Geographic Region

	Year Ended December 31,
	2009	2008	% Change
	(In millions, except for percentage changes)
United States	$736.9	$727.7	1%
LAAP	203.2	198.2	3%
EMEA	197.4	267.2	(26)%
Canada	106.5	124.7	(15)%

	$1,244.0	$1,317.8	(6)%

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

Sales by Product Category

	Year Ended December 31,
	2009	2008	% Change
	(In millions, except for percentage changes)
Outerwear	$482.5	$491.7	(2)%
Sportswear	472.5	540.9	(13)%
Footwear	214.6	217.2	(1)%
Accessories and Equipment	74.4	68.0	9%

	$1,244.0	$1,317.8	(6)%

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

Sales by Brand

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

Selling, General and Administrative Expense:    SG&A expense increased $14.3 million, or 3%, to $444.7 million in 2009 from $430.4 million in 2008. As a percentage of net sales, SG&A expense increased to 35.7% of net sales in 2009 from 32.7% of net sales in 2008. The increase in SG&A expense as a percentage of net sales was largely the result of reduced net sales in our wholesale business coupled with an increased fixed cost base related to our expanding direct-to-consumer operations and increased incentive compensation and professional fees, partially offset by reduced advertising and bad debt expense.

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

Liquidity and Capital Resources

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At December 31, 2010, we had total cash and cash equivalents of $234.3 million compared to $386.7 million at December 31, 2009. In addition, we had short-term investments of $68.8 million at December 31, 2010 compared to $22.8 million at December 31, 2009.

Net cash provided by operating activities was $23.5 million in 2010 compared to $214.4 million in 2009. The decrease in cash provided by operating activities was primarily the result of increases in inventory and accounts receivable in 2010 compared to decreases in accounts receivable and inventory in 2009, partially offset by increases in accounts payable and accrued liabilities in 2010 compared to a net decrease in accounts payable and accrued liabilities in 2009. The increase in inventory was due to a larger volume of excess fall 2010 inventory designated for sale primarily through our own outlet retail stores compared to fall 2009 inventory, earlier receipt of spring 2011 inventory compared to spring 2010 inventory, increased 2010 replenishment inventory compared to 2009 and incremental inventory to support increased direct-to-consumer sales. The increase in accounts receivable was in line with the 19% increase in net sales and was also due to an increase in close-out product sales and shipment of spring 2011 advance orders close to the end of the 2010 period.

Net cash used in investing activities was $91.2 million in 2010 compared to net cash used in investing activities of $33.2 million in 2009. For the 2010 period, net cash used in investing activities primarily consisted of $46.1 million for the net purchases of short-term investments, $28.8 million for capital expenditures and $16.3 million for acquisitions. For the 2009 period, net cash used in investing activities primarily consisted of capital expenditures of $33.1 million.

Net cash used in financing activities was $82.3 million in 2010 compared to $29.6 million in 2009. For the 2010 period, net cash used in financing activities primarily consisted of dividend payments of $75.4 million, including a $50.5 million special dividend paid in December 2010, and the repurchase of common stock at an aggregate price of $13.8 million, partially offset by proceeds from issuance of common stock of $6.5 million. For the 2009 period, net cash used in financing activities included dividend payments of $22.3 million and the repurchase of common stock at an aggregate price of $7.4 million.

To fund our domestic working capital requirements, we have an unsecured, committed $125.0 million revolving line of credit available. We entered into this credit agreement effective June 15, 2010. At December 31, 2010, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have local currency operating lines of credit in place guaranteed by the parent company with a combined limit of approximately $81.9 million at December 31, 2010, of which $3.4 million is designated as a European customs guarantee. At December 31, 2010, no balance was outstanding under these lines of credit.

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

Our operations are affected by seasonal trends typical in the outdoor apparel industry, and have historically resulted in higher sales and profits in the third and fourth calendar quarters. This pattern has resulted primarily from the timing of shipments of fall season products to wholesale customers and proportionally higher sales from our direct-to-consumer operations in the fourth quarter. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and existing short-term borrowing arrangements.

The following table presents our estimated contractual commitments (in thousands):

	Year ended December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Inventory purchase obligations (1)	$323,327	$—	$—	$—	$—	$—	$323,327
Operating leases (2):	34,115	31,244	29,031	25,332	23,649	110,415	253,786

(1)	See Inventory Purchase Obligations in Note 13 of Notes to Consolidated Financial Statements.
(2)	See Operating Leases in Note 13 of Notes to Consolidated Financial Statements.

We have recorded liabilities for net unrecognized tax benefits related to income tax uncertainties in our Consolidated Balance Sheet at December 31, 2010 of approximately $19.7 million; however, they have not been included in the table above because we are uncertain about whether or when these amounts may be settled. See Note 10 of Notes to Consolidated Financial Statements.

Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks. These risks include risks associated with global financial and capital markets, primarily exchange rate risk and, to a lesser extent, interest rate risk and equity market risk. We regularly assess these risks and have established policies and business practices designed to result in an appropriate level of protection against an adverse effect of these risks. We do not engage in speculative trading in any financial or capital market.

Our primary exchange rate risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. We focus on mitigating changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency. We manage this risk primarily by using currency forward and option contracts. Additionally, we use foreign currency forward and option contracts to hedge net balance sheet exposures related primarily to intercompany loan agreements and payables.

The fair value of our hedging contracts was unfavorable by approximately $2.2 million and $0.4 million at December 31, 2010 and 2009, respectively. A 10% change in the euro, Canadian dollar, yen and won exchange rates would have resulted in the fair value fluctuating approximately $10.9 million at December 31, 2010 and $9.7 million at December 31, 2009. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

Our investments in fixed-rate bonds create an interest-rate risk exposure for us. Fluctuations in short-term interest rates cause the fair values of these bonds to increase or decrease which in turn creates unrealized gain/losses in other comprehensive income. We do not currently mitigate this risk through the use of interest rate derivatives such as fixed-to-floating swaps. Despite classifying these as available-for-sale, we have the general intent and ability to hold these investments to maturity. At December 31, 2010 we had $58.8 million carrying value of fixed-rate bonds. Unrealized gain/losses were not material.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as the London Interbank Offered Rate (“LIBOR”). Fluctuations in short-term interest rates cause interest payments on drawn amounts to increase or decrease. At December 31, 2010, our credit facilities did not have an outstanding balance.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make various estimates and assumptions that affect reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the estimates and assumptions involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other various assumptions that we believe to be reasonable in the circumstances. Many of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for doubtful accounts, the provision for potential excess, closeout and slow moving inventory, product warranty, income taxes and stock-based compensation.

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

Revenue Recognition

We record wholesale, e-commerce and licensed product revenues when title passes and the risks and rewards of ownership have passed to the customer. Title generally passes upon shipment to or upon receipt by the customer depending on the terms of sale with the customer. Retail store revenues are recorded at the time of sale.

Where title passes upon receipt by the customer, predominantly in our Western European wholesale business, precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based on historical and expected delivery times by geographic location. We periodically test the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to six days. To date, we have found these estimates to be materially accurate.

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

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates of the uncollectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and we make judgments about the creditworthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, credit insurance coverage, standby letters of credit, current economic trends, and changes in customer payment terms. Continued uncertainty in credit and market conditions may slow our collection efforts if customers experience difficulty accessing credit and paying their obligations, leading to higher than normal accounts receivable and increased bad debt expense. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated financial position, results of operations or cash flows. If the financial condition of our customers deteriorates and results in their inability to make payments, a larger allowance may be required. If we determine that a smaller or larger allowance is appropriate, we will record a credit or a charge to SG&A expense in the period in which we make such a determination.

Inventory Obsolescence

We make ongoing estimates of potential future excess, close-out or slow moving inventory. We evaluate our inventory on hand considering our purchase commitments, sales forecasts, and historical experience to identify excess, close-out or slow moving inventory and make provisions as necessary to properly reflect inventory value at the lower of cost or estimated market value. If we determine that a smaller or larger reserve is appropriate, we will record a credit or a charge to cost of sales in the period in which we make such a determination.

Product Warranty

We make ongoing estimates of potential future product warranty costs. When we evaluate our reserve for warranty costs, we consider our historical claim rates by season, product mix, current economic trends, and the historical cost to repair, replace, or refund the original sale. If we determine that a smaller or larger reserve is appropriate, we will record a credit or a charge to cost of sales in the period in which we make such a determination.

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

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period using the straight-line attribution method. We estimate stock-based compensation for stock awards granted using the Black-Scholes option pricing model, which requires various highly subjective assumptions, including volatility and expected option life. Further, we estimate forfeitures for stock-based awards granted, which are not expected to vest. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Columbia Sportswear Company

Portland, Oregon

We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Sportswear Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 11, 2011

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$234,257	$386,664
Short-term investments	68,812	22,759
Accounts receivable, net (Note 4)	300,181	226,548
Inventories, net (Note 5)	314,298	222,161
Deferred income taxes (Note 10)	45,091	31,550
Prepaid expenses and other current assets	28,241	32,030

Total current assets	990,880	921,712
Property, plant, and equipment, net (Note 6)	221,813	235,440
Intangible assets, net (Note 7)	40,423	27,127
Goodwill (Note 7)	14,470	12,659
Other non-current assets	27,168	15,945

Total assets	$1,294,754	$1,212,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$130,626	$102,494
Accrued liabilities (Note 9)	102,810	67,312
Income taxes payable (Note 10)	16,037	6,884
Deferred income taxes (Note 10)	2,153	2,597

Total current liabilities	251,626	179,287
Income taxes payable (Note 10)	19,698	19,830
Deferred income taxes (Note 10)	—	1,494
Other long-term liabilities (Note 11)	21,456	15,044

Total liabilities	292,780	215,655

Commitments and contingencies (Note 13)

Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 33,683 and 33,736 issued and outstanding (Note 14)	5,052	836
Retained earnings (Note 14)	950,207	952,948
Accumulated other comprehensive income (Note 17)	46,715	43,444

Total shareholders’ equity	1,001,974	997,228

Total liabilities and shareholders’ equity	$1,294,754	$1,212,883

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Net sales	$1,483,524	$1,244,023	$1,317,835
Cost of sales	854,120	719,945	750,024

Gross profit	629,404	524,078	567,811
Selling, general, and administrative expenses	534,068	444,715	430,350
Impairment of acquired intangible assets (Note 7)	—	—	24,742
Net licensing income	7,991	8,399	5,987

Income from operations	103,327	87,762	118,706
Interest income, net	1,564	2,088	7,537

Income before income tax	104,891	89,850	126,243
Income tax expense (Note 10)	(27,854)	(22,829)	(31,196)

Net income	$77,037	$67,021	$95,047

Earnings per share (Note 16):
Basic	$2.28	$1.98	$2.75
Diluted	2.26	1.97	2.74
Cash dividends per share:	$2.24	$0.66	$0.64

Weighted average shares outstanding (Note 16):
Basic	33,725	33,846	34,610
Diluted	34,092	33,981	34,711

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$77,037	$67,021	$95,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,430	36,253	31,158
Loss on disposal or impairment of property, plant, and equipment	3,331	1,828	253
Deferred income taxes	(22,610)	55	(10,338)
Stock-based compensation	6,730	6,353	6,302
Excess tax benefit from employee stock plans	(498)	(41)	(72)
Impairment of acquired intangible assets	—	—	24,742
Changes in operating assets and liabilities:
Accounts receivable	(69,500)	77,490	(9,689)
Inventories	(87,265)	38,831	4,507
Prepaid expenses and other current assets	3,856	(1,695)	(15,787)
Intangibles and other assets	(1,566)	(5,179)	101
Accounts payable	26,028	(16,944)	8,944
Accrued liabilities	34,224	7,563	(1,047)
Income taxes payable	9,018	(1,558)	2,567
Other liabilities	6,302	4,395	8,242

Net cash provided by operating activities	23,517	214,372	144,930

Cash flows from investing activities:
Purchases of short-term investments	(81,671)	(25,305)	(72,337)
Sales of short-term investments	35,601	25,163	131,565
Capital expenditures	(28,838)	(33,074)	(47,580)
Proceeds from sale of property, plant, and equipment	42	31	52
Acquisitions, net of cash acquired	(16,315)	—	—

Net cash provided by (used in) investing activities	(91,181)	(33,185)	11,700

Cash flows from financing activities:
Proceeds from notes payable	31,680	57,588	33,727
Repayments on notes payable	(31,680)	(57,588)	(33,727)
Repayment on long-term debt and other long-term liabilities	—	(4)	(21)
Proceeds from issuance of common stock under employee stock plans, net	6,480	86	3,488
Excess tax benefit from employee stock plans	498	41	72
Repurchase of common stock	(13,838)	(7,399)	(83,865)
Cash dividends paid	(75,439)	(22,331)	(22,098)

Net cash used in financing activities	(82,299)	(29,607)	(102,424)

Net effect of exchange rate changes on cash	(2,444)	4,467	(15,539)

Net increase (decrease) in cash and cash equivalents	(152,407)	156,047	38,667
Cash and cash equivalents, beginning of year	386,664	230,617	191,950

Cash and cash equivalents, end of year	$234,257	$386,664	$230,617

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$76	$35	$47
Cash paid during the year for income taxes	34,924	31,284	48,521
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	1,001	7,852	6,760

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2008	35,824	$17,004	$895,476	$57,641		$970,121
Components of comprehensive income:
Net income	—	—	95,047	—	$95,047	95,047
Cash dividends ($0.64 per share)	—	—	(22,098)	—	—	(22,098)
Foreign currency translation adjustment	—	—	—	(30,511)	(30,511)	(30,511)
Unrealized holding gain on derivative transactions, net	—	—	—	6,036	6,036	6,036

Comprehensive income	—	—	—	—	$70,572	—

Issuance of common stock under employee stock plans, net	131	3,488	—	—		3,488
Tax adjustment from stock plans	—	(430)	—	—		(430)
Stock-based compensation expense	—	6,302	—	—		6,302
Repurchase of common stock	(2,090)	(24,883)	(58,982)	—		(83,865)

BALANCE, DECEMBER 31, 2008	33,865	1,481	909,443	33,166		944,090
Components of comprehensive income:
Net income	—	—	67,021	—	$67,021	67,021
Cash dividends ($0.66 per share)	—	—	(22,331)	—	—	(22,331)
Unrealized holding gains on available-for-sales securities, net	—	—	—	64	64	64
Foreign currency translation adjustment	—	—	—	13,854	13,854	13,854
Unrealized holding loss on derivative transactions, net	—	—	—	(3,640)	(3,640)	(3,640)

Comprehensive income	—	—	—	—	$77,299	—

Issuance of common stock under employee stock plans, net	75	86	—	—		86
Tax adjustment from stock plans	—	(870)	—	—		(870)
Stock-based compensation expense	—	6,353	—	—		6,353
Repurchase of common stock	(204)	(6,214)	(1,185)	—		(7,399)

BALANCE, DECEMBER 31, 2009	33,736	836	952,948	43,444		997,228
Components of comprehensive income:
Net income	—	—	77,037	—	$77,037	77,037
Cash dividends ($2.24 per share)	—	—	(75,439)	—	—	(75,439)
Unrealized holding losses on available-for-sales securities, net	—	—	—	(28)	(28)	(28)
Foreign currency translation adjustment	—	—	—	3,812	3,812	3,812
Unrealized holding loss on derivative transactions, net	—	—	—	(513)	(513)	(513)

Comprehensive income	—	—	—	—	$80,308	—

Issuance of common stock under employee stock plans, net	240	6,480	—	—		6,480
Tax adjustment from stock plans	—	505	—	—		505
Stock-based compensation expense	—	6,730	—	—		6,730
Repurchase of common stock	(293)	(9,499)	(4,339)	—		(13,838)

BALANCE, DECEMBER 31, 2010	33,683	$5,052	$950,207	$46,715		$1,001,974

See accompanying notes to consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION

Nature of the business:

Columbia Sportswear Company is a global leader in the design, development, marketing and distribution of active outdoor apparel, footwear, accessories and equipment.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents:

Cash and cash equivalents are stated at fair value or at cost, which approximates fair value, and include investments with maturities of three months or less at the date of acquisition. At December 31, 2010, cash and cash equivalents consisted of money market funds, municipal bonds and time deposits with original maturities ranging from overnight to less than 90 days. At December 31, 2009, cash and cash equivalents consisted of money market funds and time deposits with maturities ranging from overnight to less than 90 days.

Investments:

At December 31, 2010, short-term investments consisted of shares in a short-term municipal bond fund and municipal bonds with original maturities greater than 90 days. These investments are considered available for use in current operations. At December 31, 2009, short-term investments consisted of shares in a short-term bond fund available for use in current operations and time deposits with maturities of six months or less. All short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method.

At December 31, 2010 and 2009, long-term investments consisted of mutual fund shares held to offset liabilities to participants in the Company’s deferred compensation plan. The investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported in operating expenses, which are offset against gains and losses resulting from changes in corresponding deferred compensation liabilities to participants.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Improvements to property, plant and equipment that substantially extend the useful life of the asset are capitalized. Repair and maintenance costs are expensed as incurred. Internal and external costs directly related to the development of internal-use software during the application development stage, including costs incurred for third party contractors and employee compensation, are capitalized and depreciated over a 3-7 year estimated useful life.

Impairment of long-lived assets:

Long-lived assets are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. When reviewing for retail store impairment, identifiable cash flows are measured at the individual store level. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. Impairment charges for long-lived assets are included in selling, general and administrative (“SG&A”) expense and were immaterial for the years ended December 31, 2010, 2009 and 2008.

Intangible assets and goodwill:

Goodwill and intangible assets with indefinite useful lives are not amortized but are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized using the straight-line method over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired.

Impairment of goodwill and intangible assets:

The Company reviews and tests its goodwill and intangible assets with indefinite useful lives for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company’s intangible assets with indefinite lives consist of

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trademarks and trade names. Substantially all of the Company’s goodwill is recorded in the United States segment and impairment testing for goodwill is performed at the reporting unit level. In the impairment test for goodwill, the two-step process first compares the estimated fair value of the reporting unit with the carrying amount of that reporting unit. The Company estimates the fair value of its reporting units using a combination of discounted cash flow analysis, comparisons with the market values of similar publicly traded companies and other operating performance based valuation methods. If step one indicates impairment, step two compares the estimated fair value of the reporting unit to the estimated fair value of all reporting unit assets and liabilities except goodwill to determine the implied fair value of goodwill. The Company calculates impairment as the excess of carrying amount of goodwill over the implied fair value of goodwill. In the impairment test for trademarks, the Company compares the estimated fair value of the asset to the carrying amount. The fair value of trademarks is estimated using the relief from royalty approach, a standard form of discounted cash flow analysis used in the valuation of trademarks. If the carrying amount of trademarks exceeds the estimated fair value, the Company calculates impairment as the excess of carrying amount over the estimate of fair value.

If events or circumstances indicate the carrying value of intangible assets with finite lives may be impaired, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset.

Impairment charges are classified as a component of SG&A expense. The fair value estimates are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, discount rates and other operating performance measures. Changes in estimates or the application of alternative assumptions could produce significantly different results. These assumptions and estimates may change in the future due to changes in economic conditions, changes in the Company’s ability to meet sales and profitability objectives or changes in the Company’s business operations or strategic direction.

Income taxes:

Income taxes are provided on financial statement earnings for financial reporting purposes. Income taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pre-tax financial statement income and taxable income and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect estimated future tax effects attributable to these temporary differences and to net operating loss and net capital loss carryforwards, based on tax rates expected to be in effect for years in which the differences are expected to be settled or realized. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered likely to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently invested, or to the extent such recognition would result in a deferred tax asset.

Accrued income taxes in the Consolidated Balance Sheets include unrecognized income tax benefits relating to uncertain tax positions, including related interest and penalties, appropriately classified as current or noncurrent. The Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. In making this determination, the Company assumes that the taxing authority will examine the position and that they will have full knowledge of all relevant information. The provision for income taxes also includes estimates of interest and penalties related to uncertain tax positions.

Derivatives:

The effective portion of changes in fair values of outstanding cash flow hedges are recorded in other comprehensive income until earnings are affected by the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings some time after maturity of the related derivative. The Consolidated Statement of Operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in cost of sales when the underlying hedged transaction affects earnings. Unrealized derivative gains and losses, which are recorded in current assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Consolidated Statement of Cash Flows based on their respective balance sheet classifications. See Note 19 for more information on derivatives and risk management.

Foreign currency translation:

The assets and liabilities of the Company’s foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the net sales and expenses have been translated into U.S. dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders’ equity and are not currently adjusted for income taxes when they relate to indefinite net investments in non-U.S. operations.

Revenue recognition:

The Company records wholesale, e-commerce and licensed product revenues when title passes and the risks and rewards of ownership have passed to the customer. Title generally passes upon shipment to, or upon receipt by, the customer depending on the terms of sale with the customer. Retail store revenues are recorded at the time of sale.

In some countries outside of the United States where title passes upon receipt by the customer, predominantly in the Company’s Western European wholesale business, precise information regarding the date of receipt by the customer is not readily available. In these cases, the Company estimates the date of receipt by the customer based on historical and expected delivery times by geographic location. The Company periodically tests the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to six days. To date, the Company has found these estimates to be materially accurate.

At the time of revenue recognition, the Company also provides for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that had been established, the Company would record a reduction or increase to net revenues in the period in which it made such determination. For each of the years in the three year period ended December 31, 2010, the Company’s actual annual sales returns and miscellaneous claims from customers have averaged approximately three percent of net sales. The allowance for outstanding sales returns and miscellaneous claims from customers was approximately $20,737,000 and $13,889,000 as of December 31, 2010 and 2009, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of sales:

The expenses that are included in cost of sales include all direct product and conversion-related costs, and costs related to shipping, duties and importation. Specific provisions for excess, close-out or slow moving inventory are also included in cost of sales. In addition, some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales.

Selling, general and administrative expense:

Selling, general and administrative expense consists of commissions, advertising, other selling costs, personnel-related costs, planning, receiving finished goods, warehousing, depreciation and other general operating expenses.

Shipping and handling costs:

Shipping and handling fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as cost of sales. Inventory planning, receiving and handling costs are recorded as a component of SG&A expenses and were $57,901,000, $55,867,000 and $57,700,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-based compensation:

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period using the straight-line attribution method. The Company estimates stock-based compensation for stock options granted using the Black-Scholes option pricing model, which requires various highly subjective assumptions, including volatility and expected option life. Further, the Company estimates forfeitures for stock-based awards granted which are not expected to vest. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. Assumptions are evaluated and revised as necessary to reflect changes in market conditions and the Company’s experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards. The fair value of service-based and performance-based restricted stock units is discounted by the present value of the estimated future stream of dividends over the vesting period using the Black-Scholes model.

Advertising costs:

Advertising costs are expensed in the period incurred and are included in selling, general and administrative expenses. Total advertising expense, including cooperative advertising costs, was $77,978,000, $65,204,000 and $72,237,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs are included in expenses because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated. Cooperative advertising costs were $7,259,000, $10,978,000 and $16,351,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, statement of operations or cash flows. See Note 20.

NOTE 3—CONCENTRATIONS

Cash and Cash Equivalents

At December 31, 2010, approximately 70% of the Company’s cash and cash equivalents were concentrated in domestic and international money market mutual funds. All of the Company’s money market mutual funds were assigned top-tier investment grade credit ratings.

Short-term Investments

At December 31, 2010, approximately 77% of the Company’s short-term investments were concentrated in short-term municipal debt securities whose interest and principal payments were 100% collateralized in an escrow account by U.S. Treasury Securities, U.S. Government Securities or U.S. Government Agency Securities, and approximately 23% were invested in a short-term municipal bond fund.

Trade Receivables

At December 31, 2010 and 2009, the Company had one customer in its Canadian segment that accounted for approximately 11.9% and 15.5% of consolidated accounts receivable, respectively. No single customer accounted for 10% or more of consolidated revenues for any of the years ended December 31, 2010, 2009 or 2008.

Derivatives

The Company uses derivative instruments primarily to hedge the exchange rate risk of anticipated transactions denominated in non-functional currencies that are designated and qualify as cash flow hedges. From time to time, the Company also uses derivative instruments to economically hedge the exchange rate risk of certain investment positions, to hedge balance sheet re-measurement risk and to hedge other anticipated transactions that do not qualify as cash flow hedges. At December 31, 2010, the Company’s derivative contracts had a remaining maturity of approximately two years or less. All the counterparties to these transactions had investment grade short-term credit ratings. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $1,000,000 at December 31, 2010. The majority of the Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions. See Note 19 for further disclosures concerning derivatives.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Country and supplier concentrations:

The Company’s products are produced by independent factories located outside the United States, principally in Southeast Asia. Apparel is manufactured in more than 13 countries, with Vietnam and China accounting for approximately 68% of 2010 global apparel production. Footwear is manufactured in three countries, with China and Vietnam accounting for approximately 93% of 2010 global footwear production. The five largest apparel factory groups accounted for approximately 20% of 2010 global apparel production, with the largest factory group accounting for 7% of 2010 global apparel production. The five largest footwear factory groups accounted for approximately 81% of 2010 global footwear production, with the largest factory group accounting for 34% of 2010 global footwear production. In addition, a single vendor supplies substantially all of the zippers used in our products. These companies, however, have multiple factory locations, many of which are in different countries, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on the Company.

NOTE 4—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, is as follows (in thousands):

	December 31,
	2010	2009
Trade accounts receivable	$307,279	$233,895
Allowance for doubtful accounts	(7,098)	(7,347)

Accounts receivable, net	$300,181	$226,548

A reconciliation of the allowance for doubtful accounts is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of period	$7,347	$9,542	$7,369
Bad debt expense	983	768	3,473
Write offs	(1,304)	(3,133)	(940)
Other	72	170	(360)

Balance at end of period	$7,098	$7,347	$9,542

NOTE 5—INVENTORIES, NET

Inventories, net, consisted of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$1,096	$1,021
Work in process	659	163
Finished goods	312,543	220,977

	$314,298	$222,161

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Land and improvements	$16,898	$16,557
Building and improvements	144,004	147,093
Machinery and equipment	193,104	184,721
Furniture and fixtures	46,147	44,158
Leasehold improvements	62,884	57,866
Construction in progress	9,775	8,932

	472,812	459,327
Less accumulated depreciation	(250,999)	(223,887)

	$221,813	$235,440

NOTE 7—INTANGIBLE ASSETS AND GOODWILL

Identifiable intangible assets consisted of the following (in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$(1,196)	$13,002	$898	$(643)	$255
Intangible assets not subject to amortization:
Trademarks and trade names	27,421		27,421	26,872		26,872

Identifiable intangible assets, net			$40,423			$27,127

On September 1, 2010, the Company acquired OutDry Technologies S.r.l., which included patents, purchased technology and trademarks. These acquired patents and purchased technology are subject to amortization over 10 years from the date of acquisition.

Amortization expense for the years ended December 31, 2010, 2009, and 2008 was $553,000, $109,000 and $205,000, respectively. Amortization expense for intangible assets subject to amortization is estimated to be $1,402,000 per year in 2011 and 2012 and $1,330,000 in 2013 through 2015.

At December 31, 2010 and December 31, 2009, the Company determined that its goodwill and intangible assets were not impaired. At December 31, 2008, the Company determined that goodwill and trademarks for certain acquired brands were impaired. These brands were acquired in 2006 and were not achieving their sales and profitability objectives. For the year ended December 31, 2008, the Company recorded impairment charges in the United States segment, before income taxes, of $24,742,000, of which $4,614,000 was related to goodwill.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of goodwill is as follows (in thousands):

	December 31,
	2010	2009
Balance at beginning of period	$12,659	$12,659
Acquisitions	1,811	—
Impairment charges	—	—

Balance at end of period	$14,470	$12,659

NOTE 8—SHORT-TERM BORROWINGS AND CREDIT LINES

The Company entered into a domestic credit agreement for an unsecured, committed $125,000,000 revolving line of credit effective June 15, 2010. The maturity date of this agreement is July 1, 2012. Interest, payable monthly, is based on the Company’s applicable funded debt ratio, ranging from LIBOR plus 100 to 175 basis points. This line of credit requires the Company to comply with certain financial covenants covering net income, tangible net worth and borrowing basis. At December 31, 2010, the Company was in compliance with all associated covenants. If the Company is in default, it is prohibited from paying dividends or repurchasing common stock. At December 31, 2010, no balance was outstanding under this line of credit. At December 31, 2009, the Company had domestic unsecured lines of credit with aggregate seasonal limits ranging from $50,000,000 to $125,000,000, of which $25,000,000 to $100,000,000 was committed. These lines of credit were terminated June 15, 2010 upon entering into the $125,000,000 agreement referred to above.

The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing to a maximum of C$30,000,000 (US$30,060,000) at December 31, 2010. The revolving line accrues interest at the bank’s Canadian prime rate. There was no balance outstanding under this line at December 31, 2010 and 2009.

The Company’s European subsidiary has available two separate unsecured and uncommitted lines of credit guaranteed by the parent company providing for borrowing up to a maximum of 30,000,000 and 5,000,000 euros, respectively (combined US$46,842,000) at December 31, 2010, of which US$3,346,000 of the 5,000,000 euro line is designated as a European customs guarantee. These lines accrue interest based on the European Central Bank (“ECB”) refinancing rate plus 50 basis points and Euro Overnight Index Average (“EONIA”) plus 75 basis points, respectively. There was no balance outstanding under either line at December 31, 2010 or 2009.

The Company’s Japanese subsidiary has an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing to a maximum of US$5,000,000 at December 31, 2010. The revolving line accrues interest at LIBOR plus 110 basis points. There was no balance outstanding under this line at December 31, 2010 and 2009.

Off-Balance Sheet Arrangements

The Company has arrangements in place to facilitate the import and purchase of inventory through import letters of credit. The Company has available unsecured and uncommitted import letters of credit in the aggregate amount of $25,000,000 subject to annual renewal. At December 31, 2010, the Company had outstanding letters of credit of $439,000 for purchase orders for inventory under this arrangement.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Accrued salaries, bonus, vacation and other benefits	$49,078	$34,711
Accrued import duties	13,443	1,117
Product warranties	10,256	12,112
Other	30,033	19,372

	$102,810	$67,312

A reconciliation of product warranties is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of period	$12,112	$9,746	$10,862
Provision for warranty claims	1,371	5,133	2,718
Warranty claims	(3,104)	(2,984)	(3,364)
Other	(123)	217	(470)

Balance at end of period	$10,256	$12,112	$9,746

NOTE 10—INCOME TAXES

Consolidated income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S. operations	$59,881	$59,629	$44,478
Foreign operations	45,010	30,221	81,765

Income before income tax	$104,891	$89,850	$126,243

The components of the provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$24,419	$10,030	$22,576
State and local	4,060	2,088	2,459
Non-U.S.	23,253	10,399	18,568

	51,732	22,517	43,603
Deferred:
Federal	(18,405)	2,377	(10,444)
State and local	(1,223)	12	(1,228)
Non-U.S.	(4,250)	(2,077)	(735)

	(23,878)	312	(12,407)

Income tax expense	$27,854	$22,829	$31,196

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,
	2010	2009	2008
	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.6	1.9	0.8
Non-U.S. income taxed at different rates	(2.3)	0.4	(4.1)
Foreign tax credits	(3.5)	(5.8)	(3.2)
Reduction of accrued income taxes	(4.0)	(4.1)	(3.3)
Tax-exempt interest	(0.2)	(0.5)	(0.8)
Other	(1.0)	(1.5)	0.3

Actual provision for income taxes	26.6%	25.4%	24.7%

Significant components of the Company’s deferred taxes consisted of the following (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Non-deductible accruals and allowances	$26,905	$18,979
Capitalized inventory costs	21,065	15,326
Stock compensation	6,157	5,399
Net operating loss carryforward	6,894	4,734
Depreciation and amortization	1,722	582
Tax credits	11,187	—
Other	414	1,633

	74,344	46,653
Valuation allowance	(7,261)	(5,163)

Net deferred tax assets	67,083	41,490
Deferred tax liabilities:
Deductible accruals and allowance	(593)	(1,129)
Depreciation and amortization	(7,182)	(4,624)
Foreign currency loss	—	(1,475)
Other	(1,564)	(1,368)

	(9,339)	(8,596)

Total	$57,744	$32,894

The Company had net operating loss carryforwards at December 31, 2010 and 2009 in certain international tax jurisdictions of $67,800,000 and $50,338,000, respectively, which will begin to expire in 2014. The net operating losses result in a deferred tax asset at December 31, 2010 of $6,894,000, which was subject to a $6,894,000 valuation allowance, and a deferred tax asset at December 31, 2009 of $4,734,000, which was subject to a $4,734,000 valuation allowance. To the extent that the Company reverses a portion of the valuation allowance, the adjustment would be recorded as a reduction to income tax expense.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-current deferred tax assets of $14,806,000 and $5,435,000 are included as a component of other non-current assets in the consolidated balance sheet at December 31, 2010 and 2009, respectively.

The Company had undistributed earnings of foreign subsidiaries of approximately $180,351,000 at December 31, 2010 for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the United States. If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation. The amount of the unrecognized deferred tax liability associated with the undistributed earnings was approximately $43,014,000 at December 31, 2010. The unrecognized deferred tax liability approximates the excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2010	2009	2008
Balance at beginning of period	$20,183	$21,839	$20,694
Increases related to prior year tax positions	893	1,346	583
Decreases related to prior year tax positions	(27)	(634)	(2,496)
Increases related to current year tax positions	1,278	1,598	4,768
Settlements	—	(1,194)	—
Expiration of statute of limitations	(3,633)	(2,772)	(1,710)

Balance at end of period	$18,694	$20,183	$21,839

Unrecognized tax benefits of $16,740,000 and $18,659,000 would affect the effective tax rate if recognized at December 31, 2010 and 2009, respectively.

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, Hong Kong, Italy, Japan, South Korea, Switzerland, the United Kingdom and the United States. The Company has effectively settled U.S. tax examinations of all years through 2005. Internationally, the Company has effectively settled French tax examinations of all years through 2006 and Italian tax examinations of all years through 2007. The Company has effectively settled Canadian tax examinations of all years through 2004 and is currently under examination for the tax years 2005 through 2008. The Company does not anticipate that adjustments relative to these ongoing tax audits will result in a material change to its consolidated financial position, results of operations or cash flows.

Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months following December 31, 2010 by a range of zero to $10,102,000. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense. The Company recognized net interest and penalties of $780,000 in 2010, a net reversal of accrued interest and penalties of $80,000 in 2009 and net interest and penalties of $313,000 in 2008, all related to

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncertain tax positions. The Company had $3,935,000 and $3,155,000 of accrued interest and penalties related to uncertain tax positions at December 31, 2010 and 2009, respectively.

NOTE 11—OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Straight-line and deferred rent liabilities	$16,296	$13,497
Asset retirement obligations	1,122	721
Deferred compensation plan liability	1,670	826
Other	2,368	—

	$21,456	$15,044

NOTE 12—RETIREMENT SAVINGS PLANS

401(k) Profit-Sharing Plan

The Company has a 401(k) profit-sharing plan, which covers substantially all U.S. employees. Participation begins the first of the quarter following completion of thirty days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All Company contributions to the plan as determined by the Board of Directors totaled $4,443,000, $2,610,000 and $3,118,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred Compensation Plan

The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Company contributions to the plan totaled $155,000 and $108,000 for the years ended December 31, 2010 and 2009, respectively. Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds. Changes in the market value of the participants’ investment selections are recorded as an adjustment to deferred compensation liabilities, with an offset to compensation expense. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment. At December 31, 2010 and 2009, the liability to participants under this plan was $1,670,000 and $826,000, respectively, and was recorded in other long-term liabilities. The current portion of the participant liability at December 31, 2010 and 2009 was not material.

The Company has purchased specific mutual funds in the same amounts as the participant-directed investment selections underlying the deferred compensation liabilities. These investment securities and earnings thereon, held in an irrevocable trust, are intended to provide a source of funds to meet the deferred compensation obligations, subject to claims of creditors in the event of the Company’s insolvency. The mutual funds are recorded at fair value in intangibles and other non-current assets. At December 31, 2010 and 2009, the fair value of the mutual fund investments was $1,670,000 and $826,000, respectively. Realized and unrealized gains and losses on the mutual fund investments are offset against gains and losses resulting from changes in corresponding deferred compensation liabilities to participants.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases, among other things, retail space, office space, warehouse facilities, storage space, vehicles and equipment. Generally, the base lease terms are between 5 and 10 years. Certain lease agreements contain scheduled rent escalation clauses in their future minimum lease payments. Future minimum lease payments are recognized on a straight-line basis over the minimum lease term and the pro rata portion of scheduled rent escalations is included in other long-term liabilities. Certain retail space lease agreements provide for additional rents based on a percentage of annual sales in excess of stipulated minimums (percentage rent). Certain lease agreements require the Company to pay real estate taxes, insurance, common area maintenance (“CAM”), and other costs, collectively referred to as operating costs, in addition to base rent. Percentage rent and operating costs are recognized as incurred in SG&A expense in the Consolidated Statement of Operations. Certain lease agreements also contain lease incentives, such as tenant improvement allowances and rent holidays. The Company recognizes the benefits related to the lease incentives on a straight-line basis over the applicable lease term.

Rent expense, including percentage rent but excluding operating costs for which the Company is obligated, consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Rent Expense included in SG&A	$39,898	$31,140	$24,230
Rent Expense included in Cost of sales	1,351	1,465	1,533

	$41,249	$32,605	$25,763

Approximate future minimum payments, including rent escalation clauses and stores that are not yet open, on all lease obligations at December 31, 2010, are as follows (in thousands). These operating lease commitments are not reflected on the Consolidated Balance Sheet.

2011	$34,115
2012	31,244
2013	29,031
2014	25,332
2015	23,649
Thereafter	110,415

$253,786

Operating lease obligations listed above do not include percentage rent, real estate taxes, insurance, CAM, and other costs for which the Company is obligated. Total expenses for real estate taxes, insurance, CAM, and other costs related to retail space operating leases for the year ended December 31, 2010 was $10.3 million and is included in SG&A expense in the Consolidated Statement of Operations.

Inventory Purchase Obligations

Inventory purchase obligations consist of open production purchase orders for sourced apparel, footwear, accessories and equipment, and raw material commitments not included in open production purchase orders. At

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009, inventory purchase obligations were $323,327,000 and $258,069,000, respectively. To support certain inventory purchase obligations, the Company maintains unsecured and uncommitted lines of credit available for issuing import letters of credit. At December 31, 2010 and 2009, the Company had letters of credit of $439,000 and $7,771,000, respectively, outstanding for inventory purchase obligations.

Litigation

The Company is a party to various legal claims, actions and complaints from time to time. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

Indemnities and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company’s customers and licensees in connection with the use, sale and/or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to customers, vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, (iv) executive severance arrangements and (v) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying Consolidated Balance Sheets.

NOTE 14—SHAREHOLDERS’ EQUITY

Since the inception of the Company’s stock repurchase plan in 2004 through December 31, 2010, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of December 31, 2010, the Company had repurchased 9,190,890 shares under this program at an aggregate purchase price of approximately $421,237,000. During the year ended December 31, 2010, the Company repurchased an aggregate of $13,838,000 of common stock under the stock repurchase plan, of which $4,339,000 was recorded as a reduction to retained earnings; otherwise, the aggregate purchase price would have resulted in a negative common stock carrying amount. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

NOTE 15—STOCK-BASED COMPENSATION

1997 Stock Incentive Plan

The Company’s 1997 Stock Incentive Plan (the “Plan”) provides for issuance of up to 8,900,000 shares of the Company’s Common Stock, of which 1,711,768 shares were available for future grants under the Plan at December 31, 2010. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation expense consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of sales	$286	$335	$302
Selling, general, and administrative expense	6,444	6,018	6,000

Pre-tax stock-based compensation expense	6,730	6,353	6,302
Income tax benefits	(2,162)	(2,258)	(2,088)

Total stock-based compensation expense, net of tax	$4,568	$4,095	$4,214

No stock-based compensation costs were capitalized for the years ended December 31, 2010, 2009 or 2008.

The Company realized a tax benefit for the deduction from stock-based award transactions of $1,909,000, $851,000, and $636,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock Options

Options to purchase the Company’s common stock are granted at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant. Options granted after 2000 and before 2009 generally vest and become exercisable over a period of four years (25 percent on the first anniversary date following the date of grant and monthly thereafter) and expire ten years from the date of the grant, with the exception of most options granted in 2005. Most options granted in 2005 vested and became exercisable one year from the date of grant and expire ten years from the date of grant. Options granted after 2008 generally vest and become exercisable ratably on an annual basis over a period of four years and expire ten years from the date of the grant.

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

The following table presents the weighted average assumptions for the years ended December 31:

	2010	2009	2008
Expected term	4.53 years	4.71 years	4.43 years
Expected stock price volatility	28.79%	29.52%	25.03%
Risk-free interest rate	1.91%	1.73%	2.54%
Expected dividend yield	1.64%	2.17%	1.57%
Weighted average grant date fair value	$10.08	$6.55	$8.60

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2008	1,358,417	$46.70	6.54	$4,497
Granted	640,008	40.98
Cancelled	(228,300)	49.49
Exercised	(116,486)	32.42

Options outstanding at December 31, 2008	1,653,639	45.10	6.73	1,042
Granted	387,505	29.75
Cancelled	(252,303)	44.90
Exercised	(28,668)	24.76

Options outstanding at December 31, 2009	1,760,173	42.08	6.25	4,599
Granted	385,924	44.11
Cancelled	(77,481)	46.04
Exercised	(196,402)	37.34

Options outstanding at December 31, 2010	1,872,214	$42.84	6.33	$33,057

Options vested and expected to vest at December 31, 2010	1,815,671	$42.93	6.26	$31,898

Options exercisable at December 31, 2010	1,111,332	$45.38	4.98	$16,922

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day.

Total stock option compensation expense for the years ended December 31, 2010, 2009 and 2008 was $3,348,000, $2,861,000 and $3,329,000, respectively. At December 31, 2010, 2009 and 2008, unrecognized costs related to stock options totaled approximately $4,770,000, $4,609,000 and $6,473,000, respectively, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at December 31, 2010 are expected to be recognized over a weighted average period of 2.39 years. The aggregate intrinsic value of stock options exercised was $2,854,000, $333,000 and $1,071,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2010, 2009 and 2008 was $7,333,000, $710,000 and $3,731,000, respectively.

Restricted Stock Units

Service-based restricted stock units are granted at no cost to key employees, and shares granted prior to 2009 generally vest over three years from the date of grant. Service-based restricted stock units granted after 2008 generally vest over a period of four years. Performance-based restricted stock units are granted at no cost to certain members of the Company’s senior executive team, excluding the Chairman and the President and Chief Executive Officer. Performance-based restricted stock units granted prior to 2010 generally vest over a performance period of between two and one-half and three years with an additional required service period of one year. Performance-based restricted stock units granted after 2009 generally vest over a performance period of between two and one-half and three years. Restricted stock units vest in accordance with the terms and conditions established by the Compensation

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance and/or Company performance. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. For the years ended December 31, 2010, 2009 and 2008, the Company withheld 18,721, 19,819 and 5,951 shares, respectively, to satisfy $853,000, $624,000 and $243,000 of employees’ tax obligations, respectively.

The fair value of service-based and performance-based restricted stock units is discounted by the present value of the estimated future stream of dividends over the vesting period using the Black-Scholes model. The relevant inputs and assumptions used in the Black-Scholes model to compute the discount are the vesting period, expected annual dividend yield and closing price of the Company’s common stock on the date of grant.

The following table presents the weighted average assumptions for the years ended December 31:

	2010	2009	2008
Vesting period	3.75 years	3.82 years	3.06 years
Expected dividend yield	1.56%	2.19%	1.56%
Estimated average fair value per restricted stock unit granted	$43.95	$27.14	$39.27

The following table summarizes the restricted stock unit activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2008	159,870	$55.31
Granted	168,347	39.27
Vested	(20,625)	51.85
Forfeited	(47,083)	49.25

Restricted stock units outstanding at December 31, 2008	260,509	46.32
Granted	136,327	27.14
Vested	(65,935)	53.41
Forfeited	(44,381)	41.22

Restricted stock units outstanding at December 31, 2009	286,520	36.35
Granted	128,525	43.95
Vested	(62,417)	42.95
Forfeited	(23,833)	42.44

Restricted stock units outstanding at December 31, 2010	328,795	$37.63

Restricted stock unit compensation expense for the years ended December 31, 2010, 2009 and 2008 was $3,382,000, $3,492,000 and $2,973,000, respectively. At December 31, 2010, 2009 and 2008, unrecognized costs related to restricted stock units totaled approximately $5,540,000, $4,216,000 and $5,499,000, respectively, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at December 31, 2010 are expected to be recognized over a weighted average period of 1.82 years. The total grant date fair value of restricted stock units vested during the year ended December 31, 2010, 2009 and 2008 was $2,681,000, $3,522,000 and $1,069,000, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—EARNINGS PER SHARE

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

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Weighted average common shares outstanding, used in computing basic earnings per share	33,725	33,846	34,610
Effect of dilutive stock options and restricted stock units	367	135	101

Weighted-average common shares outstanding, used in computing diluted earnings per share	34,092	33,981	34,711

Earnings per share of common stock:
Basic	$2.28	$1.98	$2.75
Diluted	2.26	1.97	2.74

Stock options and service-based restricted stock units representing 480,707, 1,562,064 and 1,410,849 shares of common stock for the years ended December 31, 2010, 2009 and 2008, respectively, were outstanding but were excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 43,323, 44,043 and 41,799 shares for the years ended December 31, 2010, 2009 and 2008, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17—COMPREHENSIVE INCOME

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

	2010	2009	2008
Net income	$77,037	$67,021	$95,047
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(28)	64	—
Unrealized derivative holding gains (losses) arising during period (net of tax expense (benefit) of ($725), ($1,054) and $361 in 2010, 2009 and 2008, respectively)	1,167	(3,024)	6,425
Reclassification to net income of previously deferred gains on derivative transactions (net of tax benefit of $269, $227 and $36 in 2010, 2009 and 2008, respectively)	(1,680)	(616)	(389)
Foreign currency translation adjustments	3,812	13,854	(30,511)

Other comprehensive income (loss)	3,271	10,278	(24,475)

Comprehensive income	$80,308	$77,299	$70,572

Accumulated other comprehensive income, net of related tax effects, is as follows (in thousands):

	Foreign currency translation adjustments	Unrealized holding gains (losses) on derivative transactions	Unrealized holding gains (losses) on available-for- sale securities	Accumulated other comprehensive income
Balance at December 31, 2009	$44,538	$(1,158)	$64	$43,444
Activity for the twelve months ended December 31, 2010	3,812	(513)	(28)	3,271

Balance at December 31, 2010	$48,350	$(1,671)	$36	$46,715

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—SEGMENT INFORMATION

The Company operates in four geographic segments: (1) United States, (2) Latin America and Asia Pacific (“LAAP”), (3) Europe, Middle East and Africa (“EMEA”), and (4) Canada, which are reflective of the Company’s internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of active outdoor apparel, including outerwear, sportswear, footwear and accessories and equipment.

The geographic distribution of the Company’s net sales, income before income taxes, interest income (expense), income tax (expense) benefit, and depreciation and amortization expense are summarized in the following tables (in thousands) for the years ended December 31, 2010, 2009 and 2008 and for identifiable assets at December 31, 2010 and 2009. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	2010	2009	2008
Net sales to unrelated entities:
United States	$880,990	$736,942	$727,706
LAAP	263,429	203,230	198,236
EMEA	222,451	197,357	267,152
Canada	116,654	106,494	124,741

	$1,483,524	$1,244,023	$1,317,835

Income before income taxes:
United States	$53,752	$49,660	$38,674
LAAP	35,635	27,138	32,857
EMEA	5,817	1,410	26,167
Canada	8,123	9,554	21,008
Interest	1,564	2,088	7,537

	$104,891	$89,850	$126,243

Interest income (expense), net:
United States	$4,664	$4,561	$5,804
LAAP	500	561	1,023
EMEA	(717)	(910)	45
Canada	(2,883)	(2,124)	665

	$1,564	$2,088	$7,537

Income tax (expense) benefit:
United States	$(9,938)	$(13,710)	$(13,363)
LAAP	(9,325)	(6,745)	(8,312)
EMEA	(7,668)	(2,744)	(2,692)
Canada	(923)	370	(6,829)

	$(27,854)	$(22,829)	$(31,196)

Depreciation and amortization expense:
United States	$28,634	$26,850	$21,866
LAAP	2,557	2,120	1,865
EMEA	6,410	6,642	6,978
Canada	829	641	449

	$38,430	$36,253	$31,158

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2010	2009	2008
Assets:
United States	$941,154	$916,847
LAAP	141,911	104,734
EMEA	276,136	249,838
Canada	150,236	127,205

Total identifiable assets	1,509,437	1,398,624
Eliminations and reclassifications	(214,683)	(185,741)

	$1,294,754	$1,212,883

Net sales by product category:
Outerwear	$560,826	$482,512	$491,777
Sportswear	555,812	472,508	540,903
Footwear	270,223	214,565	217,237
Accessories and equipment	96,663	74,438	67,918

	$1,483,524	$1,244,023	$1,317,835

NOTE 19—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The effective change in fair value of financial instruments formally designated in cash flow hedging relationships is initially offset to accumulated other comprehensive income and any ineffective portion is offset to current income. Amounts accumulated in other comprehensive income are subsequently reclassified to cost of sales when the underlying transaction is included in income. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge effectiveness and included in current cost of sales. For option contracts, the hedging relationship is assumed to have no ineffectiveness if the critical terms of the option contract match the hedged transaction’s terms, the strike price, or prices, match the specified levels beyond or within that of the exposure being hedged, the option’s cash flows completely offset the hedged item’s cash flow at maturity and the option can only be exercised on a specified date. Hedge ineffectiveness was not material during the years ended December 31, 2010, 2009 and 2008.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company uses derivative instruments not formally designated as hedges to manage the exchange rate risk associated with both the remeasurement of monetary assets and liabilities and anticipated transactions that do not qualify as the hedged items in cash flow hedging relationships. The change in fair value of these instruments is recognized immediately in cost of sales or SG&A expense, depending on the underlying exposure.

The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	December 31,
	2010	2009
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$86,260	$82,730
Currency option contracts	4,500	—
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	179,382	61,017

At December 31, 2010, approximately $1,349,000 of deferred net losses on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.

At December 31, 2010, the Company’s derivative contracts had a remaining maturity of approximately two years or less. All the counterparties to these transactions had investment grade short-term credit ratings. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $1,000,000 at December 31, 2010. The majority of the Company’s derivative counterparties have strong credit ratings and, as a result, the Company does not require collateral to facilitate transactions. The Company does not hold derivatives featuring credit-related contingent terms. In addition, the Company is not a party to any derivative master agreement featuring credit-related contingent terms. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	December 31,
		2010	2009
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$362	$1,099
Currency option contracts	Prepaid expenses and other current assets	15	—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	2,732	890
Currency option contracts	Accrued liabilities	102	—

	Balance Sheet Classification	December 31,
		2010	2009
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$789	$453
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	4,169	1,065

The following table presents the effect and classification of derivative instruments for the years ended December 31, 2010 and 2009 (in thousands):

	Statement Of Operations Classification	For the Year Ended December 31,
		2010	2009
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (Loss) recognized in other comprehensive income, net of tax	—	$1,167	$(3,024)
Gain (Loss) reclassified from accumulated other comprehensive income to income for the effective portion	Cost of sales	1,789	(740)
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(230)	(14)
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	Cost of sales	(130)	(130)
Loss recognized in income	SG&A	(54)	—

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20—FAIR VALUE MEASURES

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

Level 1 –	observable inputs such as quoted prices in active liquid markets;
Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; or observable market prices in markets with insufficient volume and/or infrequent transactions; and
Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$177,104	$—	$—	$177,104
Time deposits	7,510	—	—	7,510
U.S. Government-backed municipal bonds	—	5,560	—	5,560
Available-for-sale short-term investments
Short-term municipal bond fund	15,624	—	—	15,624
U.S. Government-backed municipal bonds	—	53,188	—	53,188
Other current assets
Derivative financial instruments (Note 19)	—	1,166	—	1,166
Non-current assets
Mutual fund shares	1,670	—	—	1,670

Total assets measured at fair value	$201,908	$59,914	$—	$261,822

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 19)	$—	$7,003	$—	$7,003

Total liabilities measured at fair value	$—	$7,003	$—	$7,003

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$332,574	$—	$—	$332,574
Time deposits	16,844	—	—	16,844
Available-for-sale short-term investments
Short-term municipal bond fund	20,247	—	—	20,247
Time deposits	2,512	—	—	2,512
Other current assets
Derivative financial instruments (Note 19)	—	1,552	—	1,552
Non-current assets
Mutual fund shares	826	—	—	826

Total assets measured at fair value	$373,003	$1,552	$—	$374,555

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 19)	$—	$1,955	$—	$1,955

Total liabilities measured at fair value	$—	$1,955	$—	$1,955

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.

There were no assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2010 or 2009.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s quarterly financial data for the past two years ended December 31, 2010 (in thousands, except per share amounts):

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$300,406	$221,831	$504,028	$457,259
Gross profit	127,304	96,922	214,281	190,897
Net income (loss)	9,228	(10,604)	52,205	26,208
Earnings (loss) per share
Basic	$0.27	$(0.31)	$1.55	$0.78
Diluted	0.27	(0.31)	1.53	0.77

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$271,966	$179,268	$434,473	$358,316
Gross profit	110,495	74,307	188,599	150,677
Net income (loss)	6,898	(9,878)	46,915	23,086
Earnings (loss) per share
Basic	$0.20	$(0.29)	$1.39	$0.68
Diluted	0.20	(0.29)	1.38	0.68

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control –

Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2010, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Columbia Sportswear Company

Portland, Oregon

We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company, and our report dated March 11, 2011, expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 11, 2011

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2011 Proxy Statement entitled “Election of Directors,” “Corporate Governance—Code of Business Conduct and Ethics,” “Corporate Governance—Board Committees,” “Corporate Governance—Director Nomination Policy,” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated herein by reference.

See Item 4A of this Annual Report on Form 10-K for information regarding our executive officers.

Item 11.	EXECUTIVE COMPENSATION

The sections of our 2011 Proxy Statement entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of our 2011 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), at December 31, 2010:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1997 Stock Incentive Plan	2,201,009	$42.84	1,711,768
1999 Employee Stock Purchase Plan (3)	—	—	474,444
Equity compensation plans not approved by security holders	—	—	—

Total	2,201,009	$42.84	2,186,212

(1)	The number of outstanding shares to be issued under the 1997 Stock Incentive Plan includes stock options and restricted stock units.
(2)	The weighted-average exercise price excludes 328,795 shares issuable upon the vesting of outstanding restricted stock units, which have no exercise price.
(3)	The 1999 Employee Stock Purchase Plan was suspended indefinitely effective July 1, 2005.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2011 Proxy Statement entitled “Corporate Governance—Certain Relationships and Related Transactions,” “Corporate Governance—Related Transactions Approval Process,” and “Corporate Governance—Independence” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections of our 2011 Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Pre-approval Policy” are incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) and (a)(2) Financial Statements. The Financial Statements of Columbia and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 36 to 59 of this Annual Report.

(b) See Exhibit Index beginning on page 64 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

Schedule II, Valuation and Qualifying Accounts, is omitted because the information is included in the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

By:	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President, Chief Financial Officer and Treasurer

Date: March 11, 2011

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

Date: March 11, 2011

EXHIBIT INDEX

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

Exhibit No.	Exhibit Name
3.1	Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000) (File No. 000-23939)

3.2	Amendment to Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002) (File No. 0-23939)

3.3	2000 Restated Bylaws (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000) (File No. 000-23939)

4.1	See Article II of Exhibit 3.1, as amended by Exhibit 3.2, and Article I of Exhibit 3.3

+*10.1	Columbia Sportswear Company 1997 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009) (File No. 000-23939)

+*10.2	Form of Nonstatutory Stock Option Agreement for stock options granted prior to July 20, 2006

+10.2(a)	Form of Executive Stock Option Agreement (incorporated by reference to exhibit 10.3 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 000-23939)

+10.2(b)	Form of Nonstatutory Stock Option Agreement for stock options granted on or after July 20, 2006 and before January 23, 2009 (incorporated by reference to exhibit 99.1 to the Company’s Form 8-K filed on July 26, 2006)

+10.2(c)	Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after March 29, 2010 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010) (File No. 000-23939)

Exhibit No.	Exhibit Name
+10.2(d)	Form of Restricted Stock Unit Award Agreement for awards granted prior to January 23, 2009 (incorporated by reference to exhibit 99.2 to the Company’s Form 8-K filed on July 26, 2006)

+10.2(e)	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to exhibit 99.3 to the Company’s Form 8-K filed on July 26, 2006)

+10.2(f)	Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after February 24, 2009 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009) (File No. 000-23939)

+10.2(g)	Form of Nonstatutory Stock Option Agreement for stock options granted on or after January 23, 2009 (incorporated by reference to exhibit 10.2 (e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (File No. 000-23939)

+10.2(h)	Form of Restricted Stock Unit Award Agreement for awards granted on or after January 23, 2009 (incorporated by reference to exhibit 10.2 (f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (File No. 000-23939)

+10.2(i)	Columbia Sportswear Company 401(k) Excess Plan (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009) (File No. 000-23939)

+10.4	Columbia Sportswear Company Change in Control Severance Plan (incorporated by reference to the Company’s Form 8-K filed on January 29, 2009) (File No. 000-23939)

10.5	Credit Agreement between the Company and Wells Fargo Bank National Association dated June 15, 2010 (incorporated by reference to the Company’s Form 8-K filed on June 18, 2010) (File No. 0-23939).

10.5(a)	First Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated December 16, 2010 (incorporated by reference to the Company’s Form 8-K filed on December 17, 2010) (File No. 0-23939).

*10.9	Form of Indemnity Agreement for Directors

+10.10	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939)

+10.11	Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000) (File No. 000-23939)

+10.12	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Senior Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Senior Vice President, Chief Financial Officer and Treasurer

+	Management Contract or Compensatory Plan
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-43199).