Form 10-Q
period 2011-03-31
COLUMBIA SPORTSWEAR CO
filed 2011-05-06
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of Common Stock outstanding on April 22, 2011 was 33,901,642.

COLUMBIA SPORTSWEAR COMPANY

MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2011	December 31, 2010	March 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$234,982	$234,257	$365,948
Short-term investments	100,331	68,812	49,858
Accounts receivable, net of allowance of $6,303, $7,098 and $7,498, respectively	218,895	300,181	198,194
Inventories, net (Note 3)	303,086	314,298	222,704
Deferred income taxes	43,245	45,091	31,994
Prepaid expenses and other current assets	49,649	28,241	35,084

Total current assets	950,188	990,880	903,782
Property, plant and equipment, at cost, net of accumulated depreciation of $253,544, $250,999 and $229,244, respectively	225,210	221,813	232,248
Intangible assets, net (Note 4)	40,072	40,423	27,099
Goodwill	14,470	14,470	12,659
Other non-current assets	26,093	27,168	14,194

Total assets	$1,256,033	$1,294,754	$1,189,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$92,356	$130,626	$79,304
Accrued liabilities (Note 5)	84,389	102,810	63,424
Income taxes payable	11,303	16,037	5,452
Deferred income taxes	1,192	2,153	2,522

Total current liabilities	189,240	251,626	150,702
Income taxes payable	19,091	19,698	21,436
Other long-term liabilities	22,798	21,456	16,334

Total liabilities	231,129	292,780	188,472
Commitments and contingencies (Note 11)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 125,000 shares authorized; 33,902, 33,683 and 33,753 issued and outstanding, respectively (Note 8)	11,565	5,052	2,404
Retained earnings	956,215	950,207	954,151
Accumulated other comprehensive income (Note 7)	57,124	46,715	44,955

Total shareholders’ equity	1,024,904	1,001,974	1,001,510

Total liabilities and shareholders’ equity	$1,256,033	$1,294,754	$1,189,982

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$333,086	$300,406
Cost of sales	183,550	173,102

Gross profit	149,536	127,304
Selling, general and administrative expenses	134,147	115,539
Net licensing income	2,531	725

Income from operations	17,920	12,490
Interest income, net	323	534

Income before income tax	18,243	13,024
Income tax expense	(5,473)	(3,796)

Net income	$12,770	$9,228

Earnings per share (Note 8):
Basic	$0.38	$0.27
Diluted	0.37	0.27

Cash dividends per share	$0.20	$0.18

Weighted average shares outstanding (Note 8):
Basic	33,799	33,733
Diluted	34,288	33,990

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$12,770	$9,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,466	9,116
Loss on disposal or impairment of property, plant, and equipment	134	134
Deferred income taxes	3,543	590
Stock-based compensation	1,813	1,545
Excess tax benefit from employee stock plans	(1,371)	(293)
Changes in operating assets and liabilities:
Accounts receivable	84,007	29,715
Inventories	13,704	(1,060)
Prepaid expenses and other current assets	(20,989)	(3,299)
Intangibles and other assets	(873)	(316)
Accounts payable	(40,058)	(25,548)
Accrued liabilities	(22,585)	(1,360)
Income taxes payable	(5,544)	200
Other liabilities	1,337	1,282

Net cash provided by operating activities	36,354	19,934

Cash flows from investing activities:
Purchases of short-term investments	(37,561)	(27,161)
Sales of short-term investments	6,100	—
Capital expenditures	(9,043)	(6,056)
Proceeds from sale of property, plant, and equipment	33	—

Net cash used in investing activities	(40,471)	(33,217)

Cash flows from financing activities:
Proceeds from credit facilities	5,509	3,501
Repayments on credit facilities	(5,509)	(3,501)
Proceeds from issuance of common stock under employee stock plans	5,843	1,186
Tax payments related to restricted stock unit issuances	(2,770)	(751)
Excess tax benefit from employee stock plans	1,371	293
Repurchase of common stock	—	(3,838)
Cash dividends paid	(6,762)	(6,065)

Net cash used in financing activities	(2,318)	(9,175)

Net effect of exchange rate changes on cash	7,160	1,742

Net increase (decrease) in cash and cash equivalents	725	(20,716)
Cash and cash equivalents, beginning of period	234,257	386,664

Cash and cash equivalents, end of period	$234,982	$365,948

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$20	$12
Cash paid during the period for income taxes	20,038	4,863

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,445	$3,004
Common stock issuance for which proceeds were not yet received	—	1,202

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management include all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011 and 2010, the results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. The December 31, 2010 financial information was derived from the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

There have been no recent accounting pronouncements expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

NOTE 3 – INVENTORIES, NET

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories, net, consisted of the following (in thousands):

	March 31, 2011	December 31, 2010	March 31, 2010
Raw materials	$1,321	$1,096	$1,036
Work in process	581	659	352
Finished goods	301,184	312,543	221,316

	$303,086	$314,298	$222,704

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets that are determined to have finite lives include patents and purchased technology and are amortized over their estimated useful lives. Intangible assets with indefinite useful lives include trademarks and tradenames and are not amortized but are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	March 31, 2011	December 31, 2010	March 31, 2010
Intangible assets subject to amortization
Gross carrying amount	$14,198	$14,198	$898
Accumulated amortization	(1,547)	(1,196)	(671)

Net carrying amount	12,651	13,002	227
Intangible assets not subject to amortization	27,421	27,421	26,872

Intangible assets, net	$40,072	$40,423	$27,099

Annual amortization expense for intangible assets subject to amortization is estimated to be $1,402,000 per year in both 2011 and 2012, and $1,330,000 in 2013 through 2015.

NOTE 5 – PRODUCT WARRANTY

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. The warranty reserve is included in accrued liabilities in the Condensed Consolidated Balance Sheets. A summary of accrued warranties is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$10,256	$12,112
Charged to costs and expenses	1,871	1,160
Claims settled	(2,290)	(1,169)
Other	145	(126)

Balance at end of period	$9,982	$11,977

NOTE 6 – STOCK-BASED COMPENSATION

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

The following table summarizes the Company’s total stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2011	2010
Stock options	$842	$793
Restricted stock units	971	752

Total	$1,813	$1,545

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

The following table shows the weighted average assumptions:

	Three Months Ended March 31,
	2011(1)	2010
Expected term	4.98 years	4.37 years
Expected stock price volatility	30.87%	28.75%
Risk-free interest rate	1.82%	1.88%
Expected dividend yield	1.31%	1.66%
Weighted average grant date fair value	$ 15.89	$ 9.76

(1)

For the three months ended March 31, 2011, the Company granted two stock option grants totaling 53,720 shares that vest 100% on the fifth anniversary of the grant date. Given that the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

During the three months ended March 31, 2011 and 2010, the Company granted a total of 314,701 and 355,033 stock options, respectively. At March 31, 2011, unrecognized costs related to outstanding stock options totaled approximately $8,049,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at March 31, 2011 are expected to be recognized over a weighted average period of 2.82 years.

Restricted Stock Units

The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, dividend yield and closing price of the Company’s common stock on the date of grant.

The following table presents the weighted average assumptions:

	Three Months Ended March 31,
	2011	2010
Vesting period	4.05 years	3.86 years
Expected dividend yield	1.30%	1.59%
Estimated average grant date fair value per restricted stock unit	$ 58.39	$ 43.07

During the three months ended March 31, 2011 and 2010, the Company granted 122,235 and 104,977 restricted stock units, respectively. At March 31, 2011, unrecognized costs related to outstanding restricted stock units totaled approximately $10,521,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at March 31, 2011 are expected to be recognized over a weighted average period of 2.78 years.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7 – COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments. A summary of comprehensive income, net of related tax effects, is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$12,770	$9,228
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities	58	(22)
Unrealized derivative holding gains (losses) arising during period	(2,943)	869
Reclassification to net income of previously deferred losses on derivative transactions	200	1,169
Foreign currency translation adjustments	13,094	(505)

Other comprehensive income	10,409	1,511

Comprehensive income	$23,179	$10,739

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	March 31, 2011	December 31, 2010	March 31, 2010
Unrealized holding gains on available-for-sale securities	$94	$36	$42
Unrealized holding gains (losses) on derivative transactions	(4,414)	(1,671)	880
Foreign currency translation adjustments	61,444	48,350	44,033

Accumulated other comprehensive income	$57,124	$46,715	$44,955

NOTE 8 – EARNINGS PER SHARE

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

A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Weighted average shares of common stock outstanding, used in computing basic earnings per share	33,799	33,733
Effect of dilutive stock options and restricted stock units	489	257

Weighted-average shares of common stock outstanding, used in computing diluted earnings per share	34,288	33,990

Earnings per share of common stock:
Basic	$0.38	$0.27
Diluted	0.37	0.27

Stock options and service-based restricted stock units representing 282,093 and 820,867 shares of common stock outstanding for the three months ended March 31, 2011 and 2010, respectively, were excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 24,647 and 34,864 shares for the three months ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

Since the inception of the Company’s stock repurchase plan in 2004 through March 31, 2011, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of March 31, 2011, the Company had repurchased 9,190,890 shares under this program at an aggregate purchase price of approximately $421,237,000. During the

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

three months ended March 31, 2011, the Company did not repurchase any shares of the Company’s common stock. During the three months ended March 31, 2010, the Company repurchased an aggregate of $3,838,000 of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

NOTE 9 – SEGMENT INFORMATION

The Company operates in four geographic segments: (1) United States, (2) Latin America and Asia Pacific (“LAAP”), (3) Europe, Middle East and Africa (“EMEA”) and (4) Canada, which are reflective of the Company’s internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of active outdoor apparel, including outerwear and sportswear, footwear and accessories and equipment.

The geographic distribution of the Company’s net sales and income (loss) before income tax are summarized in the following tables (in thousands). Inter-segment net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	Three Months Ended March 31,
	2011	2010
Net sales to unrelated entities:
United States	$192,457	$173,248
LAAP	67,335	56,053
EMEA	44,356	46,859
Canada	28,938	24,246

	$333,086	$300,406

Income (loss) before income tax:
United States	$8,629	$4,827
LAAP	8,497	6,786
EMEA	(3,175)	(639)
Canada	3,969	1,516
Interest income, net	323	534

	$18,243	$13,024

NOTE 10 – FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

In the normal course of business, the Company’s financial position and results of operations are routinely subject to a variety of risks. These risks include risks associated with global financial and capital markets, primarily exchange rate risk and, to a lesser extent, interest rate risk and equity market risk. The Company regularly assesses these risks and has established policies and business practices designed to result in an appropriate level of protection against an adverse effect of these risks. The Company does not engage in speculative trading in any capital market.

The Company’s primary exchange rate risk management objective is to mitigate the uncertainty of anticipated functional currency equivalent cash flows attributable to changes in exchange rates. The Company primarily focuses on mitigating changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency. The Company manages this risk primarily by using currency forward and option contracts. If the anticipated transactions are deemed probable, the resulting relationships are formally designated as cash flow hedges. The Company also uses foreign currency forward and option contracts to hedge net balance sheet exposures related primarily to intercompany loan agreements and payables.

The effective change in fair value of financial instruments formally designated in cash flow hedging relationships is initially offset to accumulated other comprehensive income and any ineffective portion is offset to current income. Amounts accumulated in other comprehensive income are subsequently reclassified to cost of sales when the underlying transaction is included in income. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge effectiveness and included in current cost of sales. For option contracts, the hedging relationship is assumed to have no ineffectiveness if the critical terms of the option contract match the hedged transaction’s terms, the strike price, or prices, match the specified levels beyond or within that of the exposure being hedged, the option’s cash flows completely offset the hedged item’s cash flow at maturity and the option can only be exercised on a specified date. Hedge ineffectiveness was not material during the three months ended March 31, 2011 and 2010.

The classification in the Condensed Consolidated Statements of Operations of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in cost of sales when the underlying hedged transaction affects income. Unrealized derivative gains and losses, which are recorded in current assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Condensed Consolidated Statements of Cash Flows based on their respective balance sheet classifications.

The Company uses derivative instruments not formally designated as hedges to manage the exchange rate risk associated with both the remeasurement of monetary assets and liabilities and anticipated transactions that do not qualify as the hedged items in cash flow hedging relationships. The change in fair value of these instruments is recognized immediately in selling, general and administrative expense (“SG&A”), depending on the underlying exposure.

The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	March 31, 2011	December 31, 2010	March 31, 2010
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$148,085	$86,260	$79,050
Currency option contracts	—	4,500	—

Derivative instruments not designated as cash flow hedges:
Currency forward contracts	158,797	179,382	73,574

At March 31, 2011, approximately $4,697,000 of deferred net losses on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.

At March 31, 2011, the Company’s derivative contracts had a remaining maturity of approximately two years or less. All the counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $2,500,000 at March 31, 2011. The majority of the Company’s derivative counterparties have strong credit ratings and, as a result, the Company does not require collateral to facilitate transactions. The Company does not hold derivatives featuring credit-related contingent terms, is not a party to any derivative master agreement featuring credit-related contingent terms and has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	March 31, 2011	December 31, 2010	March 31, 2010
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$156	$362	$2,673
Currency option contracts	Prepaid expenses and other current assets	—	15	—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	5,321	2,732	1,396
Currency option contracts	Accrued liabilities	—	102	—

	Balance Sheet Classification	March 31, 2011	December 31, 2010	March 31, 2010
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$4,302	$789	$—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	2,528	4,169	625

The following table presents the effect and classification of derivative instruments (in thousands):

	Statement Of Operations Classification	Three Months Ended March 31,
		2011	2010
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (Loss) recognized in other comprehensive income	—	$(2,943)	$869
Loss reclassified from accumulated other comprehensive income to income for the effective portion	Cost of sales	(368)	(1,157)
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(189)	(21)
Derivative instruments not designated as cash flow hedges:
Gain recognized in income	Cost of sales	—	127
Gain recognized in income	SG&A	4,662	2,557

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Inventory Purchase Obligations

Product purchase obligations for open production purchase orders for sourced apparel, footwear, accessories and equipment, and raw materials used to manufacture apparel were $445,813,000, at March 31, 2011.

NOTE 12 – FAIR VALUE MEASURES

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2011 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$139,925	$—	$—	$139,925
Time deposits	7,516	—	—	7,516
U.S. Government-backed municipal bonds	—	1,008	—	1,008
Available-for-sale short-term investments(1)
Short-term municipal bond fund	25,711	—	—	25,711
U.S. Government-backed municipal bonds	—	74,620	—	74,620
Other current assets
Derivative financial instruments (Note 10)	—	4,458	—	4,458
Non-current assets
Mutual fund shares	2,302	—	—	2,302

Total assets measured at fair value	$175,454	$80,086	$—	$255,540

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 10)	—	7,849	—	7,849

Total liabilities measured at fair value	$—	$7,849	$—	$7,849

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$177,104	$—	$—	$177,104
Time deposits	7,510	—	—	7,510
U.S. Government-backed municipal bonds	—	5,560	—	5,560
Available-for-sale short-term investments (1)
Short-term municipal bond fund	15,624	—	—	15,624
U.S. Government-backed municipal bonds	—	53,188	—	53,188
Other current assets
Derivative financial instruments (Note 10)	—	1,166	—	1,166
Non-current assets
Mutual fund shares	1,670	—	—	1,670

Total assets measured at fair value	$201,908	$59,914	$—	$261,822

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 10)	$—	$7,003	$—	$7,003

Total liabilities measured at fair value	$—	$7,003	$—	$7,003

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$296,550	$—	$—	$296,550
Time deposits	3,978	—	—	3,978
U.S. Government-backed municipal bonds	—	8,481	—	8,481
Available-for-sale short-term investments (1)
Short-term municipal bond fund	25,331	—	—	25,331
Time deposits	2,372	—	—	2,372
U.S. Government-backed municipal bonds	—	22,155	—	22,155
Other current assets
Derivative financial instruments (Note 10)	—	2,673	—	2,673
Non-current assets
Mutual fund shares	1,236	—	—	1,236

Total assets measured at fair value	$329,467	$33,309	$—	$362,776

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 10)	$—	$2,021	$—	$2,021

Total liabilities measured at fair value	$—	$2,021	$—	$2,021

(1)	Investments have remaining maturities greater than three months but less than two years and are available for use in current operations.

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.

There were no assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2011, December 31, 2010, or March 31, 2010.

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

The popularity of outdoor activities, changing design trends and consumer adoption of innovative performance technologies affect consumer desire for our products. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences by adjusting the mix of available product offerings, developing new products with innovative performance features and designs, and creating persuasive and memorable marketing communications to drive consumer awareness and demand. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.

Seasonality and Variability of Business

Our business is affected by the general seasonal trends common to the outdoor industry and is heavily dependent upon discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our product mix is weighted substantially toward the fall season, resulting in sales and profits being highest in the third calendar quarter. The expansion of our own direct-to-consumer operations since 2008 has increased the proportion of sales and profits that we generate in the fourth calendar quarter. In 2010, approximately 65 percent of net sales and all of our profitability were generated in the second half of the year, reflecting our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.

Our quarterly net sales comparisons often vary significantly due to shifts in the timing of fall season shipments to international distributors that occur late in the second quarter or early in the third quarter and shifts in the timing of spring season shipments to international distributors that occur late in the fourth quarter or early in the first quarter.

Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in economic conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, and the continued popularity of outdoor activities as part of an active lifestyle in key markets. The current economic environment in key markets, coupled with challenging capacity constraints across the independent manufacturing and transportation segments of our supply chain, has reduced the predictability of our business.

Business Outlook

The business climate continues to present us with a great deal of uncertainty, with a number of variables that we rely on for planning purposes moving in opposing directions making it more difficult to predict future results. Factors that could significantly affect our 2011 outlook include:

•	Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on order cancellations and reorders;

•	Changes in mix and volume of full price sales in contrast with closeout product sales;

•	Manufacturing and/or transportation capacity constraints;

•	Volatile input costs across our supply chain, including transportation costs;

•	Increased fixed costs to support growth and our multi-year business process, supply chain and information technology infrastructure investments and projects;

•	Costs of expedited transportation;

•	Lower relative volume of department store sales in the United States;

•	Disruption to the Japanese economy resulting from the impact of recent natural disasters;

•	Incremental sales through our expanding direct-to-consumer operations, which are not included in backlog;

•	Changes in consumer spending activity and sales fluctuations in our own retail stores; and

•	Fluctuating currency exchange rates.

Like other branded consumer product companies, our business is heavily dependent upon discretionary consumer spending patterns. Continuing high levels of unemployment in our key markets continue to pose significant challenges and risks.

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

As a result of these continuing efforts, we expect our selling, general and administrative expense (“SG&A”) levels to increase compared to 2010. In addition, we have begun to make improvements to our operational processes, involving significant investments in initiatives to improve our information technology infrastructure and our enterprise data and information management across our organization, which is designed to improve operational flexibility and performance across our supply chain. These investments are the foundation for a multi-year implementation of a new global enterprise resource planning, or ERP, system which began in late 2010 and will accelerate in 2011 and beyond.

As our business model and strategies have evolved, management expects certain trends to continue to impact our business and operating results, including:

•	A higher amount of fixed operating expenses to support, among other things, direct-to-consumer and direct sales activities;

•	A lower relative volume of department store sales;

•	An increasing percentage of growth from markets outside the U.S.; and

•	Increasing input cost pressure.

These factors and others may have a material effect on our financial condition, results of operations, or cash flows, particularly with respect to quarterly comparisons.

Wholesale Backlog

We generally solicit orders from wholesale customers and independent distributors for the fall and spring seasons based on seasonal ordering deadlines that we establish to aid our efforts to plan manufacturing volumes to meet demand for each of our selling seasons. Twice each year we report our backlog of advance orders, representing the results of these seasonal order-taking processes.

We typically ship the majority of our advance fall season orders to wholesale customers and independent distributors beginning in late June and continuing through October. Similarly, the majority of our advance spring season orders ship to wholesale customers and independent distributors beginning in late December and continue through late April. Generally, orders are subject to cancellation prior to the date of shipment.

Our fall wholesale backlog at March 31, 2011 increased $135.5 million, or 19%, to $860.8 million from $725.3 million at March 31, 2010. Changes in foreign currency exchange rates compared with 2010 contributed approximately a two percentage point benefit to the fall wholesale backlog comparison. Our fall wholesale backlog reflects growth across each major brand, geographic region and product category. The increase in our fall wholesale backlog was led by the Columbia brand, followed by the Sorel brand, the Mountain Hardwear brand and the Montrail brand. By geographic region, the fall wholesale backlog increase was led by the EMEA region, followed by the United States, the LAAP region and Canada. By product category, the fall wholesale backlog increase was led by footwear, followed by outerwear, sportswear and accessories and equipment. Wholesale backlog does not include anticipated sales to consumers through our own direct-to-consumer channels. Although we cannot predict with certainty any future results, our reported fall wholesale backlog is one indicator of our anticipated net sales for the fall 2011 selling season. Many factors, however, could cause actual wholesale sales to differ materially from the reported fall wholesale backlog, including the potential cancellation of orders by customers, capacity constraints in our supply chain resulting in delivery delays, changes in foreign currency exchange rates and changes in macro-economic conditions. Moreover, our fall wholesale backlog should not be used in forecasting sales beyond the fall 2011 selling season.

Results of Operations

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes that appear elsewhere in this quarterly report. All references to quarters relate to the quarter ended March 31 of the particular year.

Highlights of the First Quarter of 2011

•

Net sales for the first quarter of 2011 increased $32.7 million, or 11%, to $333.1 million from $300.4 million for the first quarter of 2010, including approximately a two percentage point benefit from changes in foreign currency exchange rates.

•	Net income for the first quarter of 2011 increased 38% to $12.8 million, or $0.37 per diluted share, compared to $9.2 million, or $0.27 per diluted share, for the first quarter of 2010.

•

Fall wholesale backlog at March 31, 2011 increased $135.5 million, or 19%, to $860.8 million compared to March 31, 2010, including a two percentage point benefit from changes in foreign currency exchange rates.

•	We paid quarterly cash dividends of $0.20 per share, or $6.8 million, in the first quarter of 2011.

•	The Board of Directors authorized an increase in the quarterly dividend of $0.02 per share, or 10%, to $0.22 per share, payable on June 2, 2011 to shareholders of record on May 19, 2011.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	55.1	57.6

Gross profit	44.9	42.4
Selling, general and administrative expense	40.3	38.4
Net licensing income	0.8	0.2

Income from operations	5.4	4.2
Interest income, net	0.1	0.2

Income before income tax	5.5	4.4
Income tax expense	(1.7)	(1.3)

Net income	3.8%	3.1%

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

Net Sales: Consolidated net sales increased $32.7 million, or 11%, to $333.1 million for the first quarter of 2011 from $300.4 million for the comparable period in 2010. Net sales increased across all four of our major brands, all product categories and in three of our four geographic regions. Changes in foreign currency exchange rates compared with the first quarter of 2010 contributed approximately a two percentage point benefit to the consolidated net sales comparison.

Sales by Brand

Net sales by brand are summarized in the following table:

	Three Months Ended March 31,
	2011	2010	% Change
	(In millions, except for percentage changes)
Columbia	$288.1	$267.7	8%
Mountain Hardwear	31.7	25.6	24%
Sorel	10.3	4.0	158%
Other	3.0	3.1	(3)%

	$333.1	$300.4	11%

The net sales increase for the first quarter of 2011 compared to the first quarter of 2010 was led by the Columbia brand followed by the Sorel brand and Mountain Hardwear brand. The Columbia brand net sales increase was led by the LAAP region, followed by the United States and Canada, partially offset by a net sales decrease in the EMEA region.

Sales by Geographic Region

Net sales by geographical region are summarized in the following table:

	Three Months Ended March 31,
	2011	2010	% Change
	(In millions, except for percentage changes)
United States	$192.5	$173.2	11%
LAAP	67.3	56.1	20%
EMEA	44.4	46.9	(5)%
Canada	28.9	24.2	19%

	$333.1	$300.4	11%

Net sales in the United States increased $19.3 million, or 11%, to $192.5 million for the first quarter of 2011 from $173.2 million for the comparable period in 2010. The increase in net sales in the United States by product category was led by footwear, followed by sportswear, outerwear and accessories and equipment. The net sales increase by channel was predominantly led by our direct-to-consumer business, followed by our wholesale business. The net sales increase in our direct-to-consumer business was led by the Columbia brand and was driven by increased sales within our retail stores, increased sales through our Columbia and Sorel brand e-commerce sites, and incremental sales from our Mountain Hardwear brand e-commerce site, which was launched in the third quarter of 2010.

Net sales in the LAAP region increased $11.2 million, or 20%, to $67.3 million for the first quarter of 2011 from $56.1 million for the comparable period in 2010. Changes in foreign currency exchange rates compared with the first quarter of 2010 contributed approximately a seven percentage point benefit to the LAAP net sales comparison. The net sales increase in the LAAP region by product category was led by outerwear, followed by footwear, sportswear and accessories and equipment. The LAAP net sales increase was primarily concentrated in the Columbia brand and was led by Korea, followed by Japan and our LAAP distributor business. The increase in Korea net sales was primarily due to increased sales from existing stores, followed by a greater number of retail stores operating at March 31, 2011 than at March 31, 2010. The increase in Japan net sales was primarily the result of the favorable effect of foreign currency exchange rates, partially offset by the negative impact on consumer spending from a major earthquake and tsunami that occurred in March 2011, and the related aftermath. Although we expect some continued impact on consumer spending in Japan as a result of these events, it is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Net sales in the EMEA region decreased $2.5 million, or 5%, to $44.4 million for the first quarter of 2011 from $46.9 million for the comparable period in 2010. Changes in foreign currency exchange rates compared with the first quarter of 2010 negatively affected the EMEA net sales comparison by approximately one percentage point. The decrease in net sales in the EMEA region was primarily the result of a higher proportion of distributors’ spring 2011 advance orders being shipped and recognized as sales during the fourth quarter of 2010, in contrast to a higher proportion of distributors’ spring 2010 advance orders being shipped and recognized as sales in the first quarter of 2010. By brand, the decrease in net sales was concentrated in the Columbia and Mountain Hardwear brands, partially offset by increased sales of the Sorel brand. By product category, the decrease in net sales was led by outerwear, followed by sportswear and footwear, while net sales of accessories and equipment were essentially flat.

Net sales in Canada increased $4.7 million, or 19%, to $28.9 million for the first quarter of 2011 from $24.2 million for the comparable period in 2010. Changes in foreign currency exchange rates compared with 2010 contributed approximately an eight percentage point benefit to the Canada net sales comparison. The increase in net sales in Canada was primarily concentrated in the Columbia brand and was led by sportswear, followed by outerwear, footwear and accessories and equipment.

Sales by Product Category

Net sales by product category are summarized in the following table:

	Three Months Ended March 31,
	2011	2010	% Change
	(In millions, except for percentage changes)
Outerwear	$98.8	$87.6	13%
Sportswear	154.2	146.4	5%
Footwear	54.4	46.1	18%
Accessories and Equipment	25.7	20.3	27%

	$333.1	$300.4	11%

Net sales of outerwear increased $11.2 million, or 13%, to $98.8 million for the first quarter of 2011 from $87.6 million for the comparable period in 2010. The increase in outerwear net sales was primarily concentrated in the Columbia brand and was led by the LAAP region, followed by the United States and Canada, partially offset by a net sales decrease in the EMEA region. The outerwear net sales increase in the LAAP region was led by Korea, followed by our LAAP distributor business and Japan. The net sales increase in outerwear in the United States was led by our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business.

Net sales of sportswear increased $7.8 million, or 5%, to $154.2 million for the first quarter of 2011 from $146.4 million for the comparable period in 2010. The increase in sportswear net sales was primarily concentrated in the Columbia brand and was led by the United States, followed by Canada and the LAAP region, partially offset by a net sales decrease in the EMEA region. The sportswear net sales increase in the United States was led by our direct-to-consumer business, followed by our wholesale business. The sportswear net sales increase in the LAAP region was led by Korea, followed by Japan, partially offset by a net sales decrease in our LAAP distributor business.

Net sales of footwear increased $8.3 million, or 18%, to $54.4 million for the first quarter of 2011 from $46.1 million for the comparable period in 2010. The increase in footwear net sales was primarily concentrated in the Sorel brand and was led by the United States, followed by the LAAP region and Canada, partially offset by a net sales decrease in our EMEA region. The net sales increase in footwear in the United States was led by our wholesale business, followed by our direct-to-consumer business.

Net sales of accessories and equipment increased $5.4 million, or 27%, to $25.7 million for the first quarter of 2011 from $20.3 million for the comparable period in 2010. The increase in accessories and equipment net sales was primarily concentrated in the Columbia brand and was led by the United States, followed by the LAAP region and Canada, while net sales were essentially flat in the EMEA region. The increase in accessories and equipment net sales in the United States was led by our direct-to-consumer business, followed by our wholesale business.

Gross Profit: Gross profit, as a percentage of net sales, increased to 44.9% for the first quarter of 2011 from 42.4% for the comparable period in 2010. Gross profit expansion was primarily due to:

•	A lower volume of close-out product sales at higher gross margins;

•	Increased direct-to-consumer sales at higher gross margins, due primarily to a higher proportion of e-commerce sales and more targeted promotions within our retail stores;

•	Lower airfreight costs;

•	A shift in our region and channel sales mix; and

•	Favorable foreign currency hedge rates.

Our gross profits may not be comparable to those of other companies in our industry because some include all of the costs related to their distribution network in cost of sales, while we, like many others, include these expenses as a component of SG&A.

Selling, General and Administrative Expense: SG&A expense includes all costs associated with our design, merchandising, marketing, distribution and corporate functions, including related depreciation and amortization.

SG&A expense increased $18.6 million, or 16%, to $134.1 million for the first quarter of 2011 from $115.5 million for the comparable period in 2010. The SG&A expense increase was primarily due to:

•	Expansion of direct-to-consumer operations globally;

•	Information technology initiatives, including our ERP implementation;

•	Additions to staff to support business initiatives and growth; and

•	The unfavorable effect of foreign currency translation.

SG&A expense increased to 40.3% of net sales for the first quarter of 2011 from 38.4% of net sales for the comparable period in 2010. Depreciation and amortization included in SG&A expense totaled $10.3 million for the first quarter of 2011, compared to $8.9 million for the same period in 2010.

Net Licensing Income: Net licensing income increased $1.8 million to $2.5 million for the first quarter of 2011 from $0.7 million for the same period in 2010, primarily due to increased apparel and footwear licensing income in the LAAP region.

Interest Income, Net: Net interest income was $0.3 million for the first quarter of 2011 compared to $0.5 million for the same period in 2010. Interest income decreased due to lower average balances compared to the same period in 2010. Interest expense was nominal for the first quarter of 2011 and for the comparable period in 2010.

Income Tax Expense: The provision for income taxes increased to $5.5 million for the first quarter of 2011 from $3.8 million for the comparable period in 2010. This increase primarily resulted from higher income before income tax expense. Our effective income tax rate was 30.0% for the first quarter of 2011 compared to 29.1% for the same period in 2010. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods.

Net Income: Net income increased $3.6 million, or 38%, to $12.8 million for the first quarter of 2011 from $9.2 million for the comparable period in 2010. Diluted earnings per share was $0.37 for the first quarter of 2011, compared to $0.27 for the first quarter of 2010.

Liquidity and Capital Resources

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At March 31, 2011, we had total cash and cash equivalents of $235.0 million compared to $234.3 million at December 31, 2010 and $365.9 at March 31, 2010. In addition, we had short-term investments of $100.3 million at March 31, 2011, compared to $68.8 million at December 31, 2010 and $49.9 million at March 31, 2010.

Net cash provided by operating activities was $36.4 million for the three months ended March 31, 2011, compared to $19.9 million for the same period in 2010. The increase in cash provided by operating activities for the three months ended March 31, 2011, compared to the same period in 2010 was primarily due to a larger reduction in accounts receivable compared to the same period in 2010 and a reduction in inventory in the first quarter of 2011 compared to an increase in inventory for the first quarter of 2010, partially offset by decreases in accrued liabilities, accounts payable and income taxes payable and an increase in prepaid expenses.

Net cash used in investing activities was $40.5 million for the three months ended March 31, 2011, compared to $33.2 million for the comparable period in 2010. For the 2011 period, net cash used in investing activities primarily consisted of $31.5 million for net purchases of short-term investments and $9.0 million for capital expenditures. For the 2010 period, net cash used in investing activities primarily consisted of $27.2 million for purchases of short-term investments and $6.0 million for capital expenditures.

Net cash used in financing activities was $2.3 million for the three months ended March 31, 2011, compared to $9.2 million for the comparable period in 2010. For the 2011 period, net cash used in financing activities primarily consisted of a dividend payment of $6.8 million, partially offset by net proceeds from stock plan activity of $4.4 million. For the 2010 period, net cash used in financing activities primarily consisted of a dividend payment of $6.1 million and the repurchase of common stock at an aggregate price of $3.8 million.

To fund our domestic working capital requirements, we have an unsecured, committed $125.0 million revolving line of credit available. At March 31, 2011, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $85.5 million at March 31, 2011, of which $3.5 million is designated as a European customs guarantee. At March 31, 2011, no balance was outstanding under these lines of credit.

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

Our operations are affected by seasonal trends typical in the outdoor apparel industry and have historically resulted in higher sales and profits in the third and fourth calendar quarters. This pattern has resulted primarily from the timing of shipments of fall season products to wholesale customers and proportionally higher sales from our direct-to-consumer operations in the fourth quarter. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and existing short-term borrowing arrangements.

Off-Balance Sheet Arrangements

We have arrangements in place to facilitate the import and purchase of inventory through import letters of credit. We maintain unsecured and uncommitted import lines of credit with a combined limit of $25.0 million at March 31, 2011, available for issuing documentary letters of credit. At March 31, 2011, no balance was outstanding under these letters of credit.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our Annual Report on Form 10-K for the year ended December 31, 2010 have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Many of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for doubtful accounts, the provision for potential excess, close-out and slow moving inventory, product warranty, income taxes and stock-based compensation.

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

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to the notes to the consolidated financial statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4 – CONTROLS AND PROCEDURES

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations or cash flows may be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

We also have license agreements that permit unaffiliated parties to manufacture or contract to manufacture products using our trademarks. We impose Standards of Manufacturing Practices and other environmental, health and safety standards for the benefit of workers and for compliance with product safety and other laws on our contractors. We also require our independent factories and licensees to impose these practices, standards and laws on their contractors. However, if an independent manufacturer or licensee violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, we may be subject to production disruptions or significant negative publicity that could result in long-term damage to our brand images, consumer demand for our products may decrease, and in some circumstances parties may attempt to assert that we are liable for the independent manufacturer’s or licensee’s practices, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

In addition, since the majority of our products are manufactured outside of our principal sales markets, our products must be transported by third parties over large geographical distances. Shortages in ocean freight capacity, airfreight capacity and volatile fuel costs can result in rapidly changing transportation costs. For example, during 2010, shortages of sourcing and transportation capacity, combined with later-than-optimal production of advance orders, caused us to rely more heavily on airfreight to achieve timely delivery to our customers, resulting in significantly higher freight costs. Because we price our products in advance and the external cost changes may be difficult to predict, we may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

We May be Adversely Affected by Volatile Economic Conditions

We are a consumer products company and are highly dependent on consumer discretionary spending patterns and the purchasing patterns of our wholesale customers as they attempt to match their seasonal purchase volumes to volatile consumer demand. In addition, as we have expanded our direct-to-consumer operations, we have increased our exposure to the risks associated with volatile and unpredictable consumer discretionary spending patterns. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Consumer demand for our products may not reach our sales targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets, particularly markets in North America and the EMEA region. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our existing ERP system is highly customized to our business. As a result, the availability of internal and external resources with the expertise to maintain our current ERP system is limited. As we plan for future growth, our current customized ERP system may inhibit our ability to operate efficiently, which could have an adverse effect on our financial condition, results of operations or cash flows. For example, our current ERP system may not be compatible with other systems that support desired functionality for our operations.

Initiatives to Upgrade Our Information Technology Infrastructure Involve Many Risks Which Could Result In, Among Other Things, Business Interruptions and Higher Costs

We regularly implement business process improvement initiatives to optimize our performance. Our current business process initiatives include, but are not limited to, plans to improve business results through standardization of business processes and technology that support our supply chain and go-to-market strategies through implementation of an integrated ERP software solution over the next few years. We may experience difficulties when we transition to new or upgraded systems and processes, including loss of data and decreases in productivity as our personnel become familiar with new systems. In addition, transitioning to new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our financial condition, results of operations or cash flows.

We expect implementation of this new information technology infrastructure to have a pervasive impact on our business processes and information systems across a significant portion of our operations, including our finance operations. As a result, we will experience significant changes in our internal controls over financial reporting as our implementation progresses. If we are unable to successfully implement this system, including harmonizing our systems, data and processes, our ability to process transactions accurately and efficiently may be affected, and any unsuccessful implementation could have a material adverse effect on our capital resources, financial condition, results of operations, or cash flows.

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

Factors that could affect our ability to accurately forecast demand for our products include:

•	An increase or decrease in consumer demand for our products or for products of our competitors;

•	Our reliance, for certain demand and supply planning functions, on manual processes and judgment that are subject to human error;

•	Our failure to accurately forecast customer acceptance of new products;

•	New product introductions by competitors;

•	Unanticipated changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers; and

•	Weak economic conditions or consumer confidence, which could reduce demand for discretionary items such as our products.

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

Our International Operations Involve Many Risks

We are subject to the risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, changes in consumer preferences, foreign currency fluctuations, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. For example, there are many uncertainties relating to the Japanese economy, including elasticity of consumer demand and supply disruptions, following the impacts caused by the recent natural disasters that could impact our business. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.

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

We also compete with other companies for the production capacity of independent factories that manufacture our products and for import capacity. Many of our competitors are significantly larger than we are, have substantially greater financial, distribution, marketing and other resources than we have, and have achieved greater brand strength than we have.

Increased competition may result in reduced access to production capacity, reductions in display areas in retail locations, reductions in sales, or reductions in our profit margins, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.

We May be Adversely Affected by the Financial Health of our Customers

Sluggish economies and consumer uncertainty regarding future economic prospects in our key markets have had an adverse effect on the financial health of our customers, some of whom have filed or may file for protection under bankruptcy laws, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers based on an assessment of the customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation or reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant wholesale customers have liquidated or reorganized, while others have had financial difficulties in the past and have recently experienced tightened credit markets and sales declines and reduced profitability, which in turn has an adverse effect on our business. We may reduce our level of business with customers experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Although we have not been materially inhibited from selling products in connection with patent, trademark and trade dress disputes, as we focus on innovation in our product lines, extend our brands into new product categories and expand the geographic scope of our marketing, we may become subject to litigation based on allegations of infringement of intellectual property rights of third parties, including third party trademark, copyright and patent rights. An increasing number of our products include technologies and/or designs for which we have obtained or applied for patent protection. Failure to successfully obtain and maintain patents on these innovations could negatively affect our ability to market and sell our products. Future litigation also may be necessary to defend against such claims or to enforce and protect our intellectual property rights. Intellectual property litigation may be costly and may divert management’s attention from the operation of our business. Adverse determinations in any litigation may result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. This may have a material adverse effect on our financial condition, results of operations or cash flows.

Our Success Depends on Our Distribution Facilities

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky; in Canada, we rely primarily on our distribution facilities in Strathroy, Ontario; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, we rely primarily on a third-party logistics distribution provider in Tokyo; and in Korea, we rely primarily on a leased distribution warehouse near Seoul, that we manage and operate.

Our distribution facilities in the United States and France, are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations. For example, in addition to supporting our traditional wholesale business, our existing distribution facilities have been modified to enable them to also support our new e-commerce sales in the United States. Failure to successfully maintain and update these modifications could disrupt our wholesale and e-commerce shipments and may have a material adverse effect on our financial condition, results of operations or cash flows.

The fixed costs associated with owning, operating and maintaining these large, highly-automated distribution centers in the United States and France during a period of economic weakness or declining sales could result in lower operating efficiencies and financial deleverage. This fixed cost structure may make it difficult for us to maintain profitability if sales volumes decline for an extended period of time and could have a material adverse effect on our financial condition, results of operations or cash flows.

Our distribution facilities may also be interrupted by disasters, such as earthquakes (which are known to occur in the Northwestern United States and Japan), tornadoes or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that may be caused by significant disruptions in our distribution facilities.

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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of March 31, 2011, the Company had repurchased 9,190,890 shares under this program at an aggregate purchase price of approximately $421,237,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

The Company did not repurchase any equity securities during the three months ended March 31, 2011.

Item 6 – EXHIBITS

(a)	Exhibits

3.2	2000 Restated Bylaws, as amended

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Senior Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Senior Vice President, Chief Financial Officer and Treasurer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: May 6, 2011	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)