Form 10-Q
period 2011-06-30
COLUMBIA SPORTSWEAR CO
filed 2011-08-05
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of Common Stock outstanding on July 22, 2011 was 34,002,251.

COLUMBIA SPORTSWEAR COMPANY

JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

C ONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2011	December 31, 2010	June 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$207,429	$234,257	$346,643
Short-term investments	90,842	68,812	51,686
Accounts receivable, net of allowance of $6,718, $7,098 and $6,549, respectively	174,822	300,181	145,463
Inventories, net (Note 3)	422,004	314,298	310,520
Deferred income taxes	45,069	45,091	30,801
Prepaid expenses and other current assets	60,242	28,241	47,628

Total current assets	1,000,408	990,880	932,741
Property, plant and equipment, at cost, net of accumulated depreciation of $264,615, $250,999 and $233,151, respectively	230,363	221,813	224,865
Intangible assets, net (Note 4)	39,721	40,423	27,072
Goodwill	14,438	14,470	12,659
Other non-current assets	27,921	27,168	14,670

Total assets	$1,312,851	$1,294,754	$1,212,007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$159,292	$130,626	$120,134
Accrued liabilities (Note 5)	81,624	102,810	63,916
Income taxes payable	9,541	16,037	6,181
Deferred income taxes	2,161	2,153	2,414

Total current liabilities	252,618	251,626	192,645
Income taxes payable	19,187	19,698	21,344
Other long-term liabilities	25,088	21,456	17,182

Total liabilities	296,893	292,780	231,171
Commitments and contingencies (Note 11)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	0	0	0
Common stock (no par value); 125,000 shares authorized; 34,001, 33,683 and 33,823 issued and outstanding, respectively (Note 8)	17,801	5,052	6,712
Retained earnings	935,182	950,207	937,461
Accumulated other comprehensive income (Note 7)	62,975	46,715	36,663

Total shareholders’ equity	1,015,958	1,001,974	980,836

Total liabilities and shareholders’ equity	$1,312,851	$1,294,754	$1,212,007

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$268,030	$221,831	$601,116	$522,237
Cost of sales	155,617	124,909	339,167	298,011

Gross profit	112,413	96,922	261,949	224,226
Selling, general and administrative expenses	134,512	113,458	268,659	228,997
Net licensing income	3,459	1,819	5,990	2,544

Loss from operations	(18,640)	(14,717)	(720)	(2,227)
Interest income, net	461	392	784	926

Income (loss) before income tax	(18,179)	(14,325)	64	(1,301)
Income tax benefit (expense)	4,621	3,721	(852)	(75)

Net loss	$(13,558)	$(10,604)	$(788)	$(1,376)

Loss per share (Note 8):
Basic	$(0.40)	$(0.31)	$(0.02)	$(0.04)
Diluted	(0.40)	(0.31)	(0.02)	(0.04)

Cash dividends per share	$0.22	$0.18	$0.42	$0.36

Weighted average shares outstanding (Note 8):
Basic	33,956	33,800	33,878	33,767
Diluted	33,956	33,800	33,878	33,767

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(788)	$(1,376)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,063	18,490
Loss on disposal or impairment of property, plant, and equipment	149	258
Deferred income taxes	3,961	553
Stock-based compensation	3,804	3,272
Excess tax benefit from employee stock plans	(1,780)	(419)
Changes in operating assets and liabilities:
Accounts receivable	129,918	77,931
Inventories	(102,427)	(93,208)
Prepaid expenses and other current assets	(31,290)	(16,712)
Other assets	(926)	(198)
Accounts payable	24,702	18,708
Accrued liabilities	(28,895)	6,750
Income taxes payable	(7,395)	293
Other liabilities	1,873	2,122

Net cash provided by operating activities	11,969	16,464

Cash flows from investing activities:
Purchases of short-term investments	(45,816)	(30,116)
Sales of short-term investments	23,997	1,083
Capital expenditures	(22,639)	(14,362)
Proceeds from sale of property, plant, and equipment	159	0

Net cash used in investing activities	(44,299)	(43,395)

Cash flows from financing activities:
Proceeds from credit facilities	17,142	11,304
Repayments on credit facilities	(17,142)	(11,304)
Proceeds from issuance of common stock under employee stock plans	9,764	4,942
Tax payments related to restricted stock unit issuances	(2,851)	(781)
Excess tax benefit from employee stock plans	1,780	419
Repurchase of common stock	0	(3,838)
Cash dividends paid	(14,237)	(12,151)

Net cash used in financing activities	(5,544)	(11,409)

Net effect of exchange rate changes on cash	11,046	(1,681)

Net decrease in cash and cash equivalents	(26,828)	(40,021)
Cash and cash equivalents, beginning of period	234,257	386,664

Cash and cash equivalents, end of period	$207,429	$346,643

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$70	$20
Cash paid during the period for income taxes	25,274	7,516

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,802	$2,119

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management include all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011 and 2010, the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The December 31, 2010 financial information was derived from the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results to be expected for the full year.

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

Recent Accounting Pronouncements:

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU was issued concurrently with International Financial Reporting Standards (“IFRS”) 13 Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. This standard is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements while eliminating the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Inventories, net, consisted of the following (in thousands):

	June 30, 2011	December 31, 2010	June 30, 2010
Raw materials	$2,038	$1,096	$1,073
Work in process	704	659	744
Finished goods	419,262	312,543	308,703

	$422,004	$314,298	$310,520

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets that are determined to have finite lives include patents and purchased technology and are amortized over their estimated useful lives. Intangible assets with indefinite useful lives include trademarks and tradenames and are not amortized but are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	June 30, 2011	December 31, 2010	June 30, 2010
Intangible assets subject to amortization
Gross carrying amount	$14,198	$14,198	$898
Accumulated amortization	(1,898)	(1,196)	(698)

Net carrying amount	12,300	13,002	200
Intangible assets not subject to amortization	27,421	27,421	26,872

Intangible assets, net	$39,721	$40,423	$27,072

Annual amortization expense for intangible assets subject to amortization is estimated to be $1,402,000 per year in both 2011 and 2012, and $1,330,000 per year in 2013 through 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$9,982	$11,977	$10,256	$12,112
Charged to costs and expenses	814	411	2,685	1,572
Claims settled	(1,080)	(916)	(3,370)	(2,085)
Other	61	(414)	206	(541)

Balance at end of period	$9,777	$11,058	$9,777	$11,058

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

The following table summarizes the Company’s total stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$885	$859	$1,727	$1,652
Restricted stock units	1,106	868	2,077	1,620

Total	$1,991	$1,727	$3,804	$3,272

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

The following table shows the weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011(1)	2010
Expected term	7.27 years	6.40 years	5.13 years	4.53 years
Expected stock price volatility	29.08%	29.26%	30.75%	28.79%
Risk-free interest rate	2.24%	2.27%	1.85%	1.91%
Expected dividend yield	1.34%	1.46%	1.31%	1.64%
Weighted average grant date fair value	$19.44	$13.79	$16.12	$10.08

(1)

During the six months ended June 30, 2011, the Company granted two stock option awards totaling 53,720 shares that vest 100% on the fifth anniversary of the grant date. Given that the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

During the six months ended June 30, 2011 and 2010, the Company granted a total of 337,237 and 385,924 stock options, respectively. At June 30, 2011, unrecognized costs related to outstanding stock options totaled approximately $7,636,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at June 30, 2011 are expected to be recognized over a weighted average period of 2.70 years.

Restricted Stock Units

The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, dividend yield and closing price of the Company’s common stock on the date of grant.

The following table presents the weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Vesting period	3.33 years	3.10 years	3.96 years	3.74 years
Expected dividend yield	1.31%	1.49%	1.30%	1.57%
Estimated average grant date fair value per restricted stock unit	$64.06	$46.17	$59.06	$43.56

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

During the six months ended June 30, 2011 and 2010, the Company granted 138,720 and 124,344 restricted stock units, respectively. At June 30, 2011, unrecognized costs related to outstanding restricted stock units totaled approximately $10,587,000, before any related tax benefit. The unrecognized costs related to restricted stock units are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs at June 30, 2011 are expected to be recognized over a weighted average period of 2.64 years.

NOTE 7 – COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized holding gains and losses on certain derivative transactions and foreign currency translation adjustments. A summary of comprehensive income (loss), net of related tax effects, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(13,558)	$(10,604)	$(788)	$(1,376)
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	60	17	118	(5)
Unrealized derivative holding gains (losses) arising during period	(2,651)	4,285	(5,594)	5,154
Reclassification to net income or loss of previously deferred losses on derivative transactions	328	260	528	1,429
Foreign currency translation adjustments	8,114	(12,854)	21,208	(13,359)

Other comprehensive income (loss)	5,851	(8,292)	16,260	(6,781)

Comprehensive income (loss)	$(7,707)	$(18,896)	$15,472	$(8,157)

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	June 30, 2011	December 31, 2010	June 30, 2010
Unrealized holding gains on available-for-sale securities	$154	$36	$59
Unrealized holding gains (losses) on derivative transactions	(6,737)	(1,671)	5,425
Foreign currency translation adjustments	69,558	48,350	31,179

Accumulated other comprehensive income	$62,975	$46,715	$36,663

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

A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average shares of common stock outstanding, used in computing basic loss per share	33,956	33,800	33,878	33,767
Effect of dilutive stock options and restricted stock units	—	—	—	—

Weighted-average shares of common stock outstanding, used in computing diluted loss per share	33,956	33,800	33,878	33,767

Loss per share of common stock:
Basic	$(0.40)	$(0.31)	$(0.02)	$(0.04)
Diluted	(0.40)	(0.31)	(0.02)	(0.04)

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock options and service-based restricted stock units representing 2,248,443 and 2,237,832 shares of common stock outstanding for the three months ended June 30, 2011 and 2010, respectively, and 2,250,631 and 2,208,577 shares of common stock for the six months ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted EPS because their effect would be anti-dilutive due to a net loss in the period. In addition, performance-based restricted stock units representing 35,735 and 48,477 shares for the three months ended June 30, 2011 and 2010, respectively, and 30,222 and 42,895 shares of common stock for the six months ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

Since the inception of the Company’s stock repurchase plan in 2004 through June 30, 2011, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of June 30, 2011, the Company had repurchased 9,190,890 shares under this program at an aggregate purchase price of approximately $421,237,000. During the six months ended June 30, 2011, the Company did not repurchase any shares of the Company’s common stock. During the six months ended June 30, 2010, the Company repurchased an aggregate of $3,838,000 of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales to unrelated entities:
United States	$129,080	$123,644	$321,537	$296,892
LAAP	76,566	51,898	143,901	107,951
EMEA	53,611	38,662	97,967	85,521
Canada	8,773	7,627	37,711	31,873

	$268,030	$221,831	$601,116	$522,237

Income (loss) before income tax:
United States	$(16,279)	$(16,235)	$(7,650)	$(11,408)
LAAP	6,544	6,489	15,041	13,275
EMEA	(5,397)	(2,058)	(8,572)	(2,697)
Canada	(3,508)	(2,913)	461	(1,397)
Interest income, net	461	392	784	926

	$(18,179)	$(14,325)	$64	$(1,301)

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

The effective change in fair value of financial instruments formally designated in cash flow hedging relationships is initially offset to accumulated other comprehensive income and any ineffective portion is offset to current income. Amounts accumulated in other comprehensive income are subsequently reclassified to cost of sales when the underlying transaction is included in income. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge effectiveness and included in current cost of sales. For option contracts, the hedging relationship is assumed to have no ineffectiveness if the critical terms of the option contract match the hedged transaction’s terms, the strike price, or prices, match the specified levels beyond or within that of the exposure being hedged, the option’s cash flows completely offset the hedged item’s cash flow at maturity and the option can only be exercised on a specified date. Hedge ineffectiveness was not material during the three and six months ended June 30, 2011 and 2010.

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

The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	June 30, 2011	December 31, 2010	June 30, 2010
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$157,725	$86,260	$85,725
Currency option contracts	—	4,500	9,000
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	73,625	179,382	53,322
Currency option contracts	—	—	25,384

At June 30, 2011, approximately $6,100,000 of deferred net losses on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

At June 30, 2011, the Company’s derivative contracts had a remaining maturity of approximately two years or less. All the counterparties to these transactions had both long-term and short-term investment grade credit ratings and, as a result, neither the Company nor its counterparties are required to post collateral to facilitate transactions. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was not material at June 30, 2011. The Company does not hold derivatives featuring credit-related contingent terms, is not a party to any derivative master agreement featuring credit-related contingent terms and has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	June 30, 2011	December 31, 2010	June 30, 2010
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$108	$362	$4,773
Currency option contracts	Prepaid expenses and other current assets	—	15	344
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	5,750	2,732	445
Currency option contracts	Accrued liabilities	—	102	90

	Balance Sheet Classification	June 30, 2011	December 31, 2010	June 30, 2010
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$110	$789	$1,812
Currency option contracts	Prepaid expenses and other current assets	—	—	34
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,931	4,169	204
Currency option contracts	Accrued liabilities	—	—	364

The following table presents the effect and classification of derivative instruments (in thousands):

	Statement Of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (Loss) recognized in other comprehensive income or loss, net of tax	—	$(2,651)	$4,285	$(5,594)	$5,154
Loss reclassified from accumulated other comprehensive income or loss to income or loss for the effective portion	Cost of sales	(500)	(283)	(868)	(1,440)
Loss recognized in income or loss for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(457)	(75)	(646)	(96)
Derivative instruments not designated as cash flow hedges:
Gain recognized in income or loss	Cost of Sales	—	944	—	1,071
Gain recognized in income or loss	SG&A	97	1,757	4,759	4,314

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Inventory Purchase Obligations

Product purchase obligations for open production purchase orders for sourced apparel, footwear, accessories and equipment, and raw materials used to manufacture apparel were $394,255,000 at June 30, 2011.

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

Level 1 –	observable inputs such as quoted prices in active liquid markets;

Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2011 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$136,840	$—	$—	$136,840
Time deposits	21,659	—	—	21,659
Available-for-sale short-term investments(1)
Short-term municipal bond fund	25,864	—	—	25,864
Time deposits	2,856	—	—	2,856
U.S. Government-backed municipal bonds	—	62,122	—	62,122
Other current assets
Derivative financial instruments (Note 10)	—	218	—	218
Non-current assets
Mutual fund shares	2,480	—	—	2,480

Total assets measured at fair value	$189,699	$62,340	$—	$252,039

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 10)	$—	$7,681	$—	$7,681

Total liabilities measured at fair value	$—	$7,681	$—	$7,681

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$177,104	$—	$—	$177,104
Time deposits	7,510	—	—	7,510
U.S. Government-backed municipal bonds	—	5,560	—	5,560
Available-for-sale short-term investments (1)
Short-term municipal bond fund	15,624	—	—	15,624
U.S. Government-backed municipal bonds	—	53,188	—	53,188
Other current assets
Derivative financial instruments (Note 10)	—	1,166	—	1,166
Non-current assets
Mutual fund shares	1,670	—	—	1,670

Total assets measured at fair value	$201,908	$59,914	$—	$261,822

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 10)	$—	$7,003	$—	$7,003

Total liabilities measured at fair value	$—	$7,003	$—	$7,003

Assets and liabilities measured at fair value on a recurring basis at June 30, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$276,216	$—	$—	$276,216
Time deposits	9,822	—	—	9,822
U.S. Government-backed municipal bonds	—	10,750	—	10,750
Available-for-sale short-term investments (1)
Short-term municipal bond fund	25,421	—	—	25,421
Time deposits	2,320	—	—	2,320
U.S. Government-backed municipal bonds	—	23,945	—	23,945
Other current assets
Derivative financial instruments (Note 10)	—	6,963	—	6,963
Non-current assets
Mutual fund shares	1,221	—	—	1,221

Total assets measured at fair value	$315,000	$41,658	$—	$356,658

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 10)	$—	$1,103	$—	$1,103

Total liabilities measured at fair value	$—	$1,103	$—	$1,103

(1)	Investments have original maturities greater than three months but less than two years and are available for use in current operations.

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.

There were no assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2011, December 31, 2010, or June 30, 2010.

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

The popularity of outdoor activities, changing design trends and consumer adoption of innovative performance technologies affect consumer desire for our products. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences by adjusting the mix of available product offerings, developing new products with innovative performance features and designs, and creating persuasive and memorable marketing communications to generate consumer awareness and demand. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.

Seasonality and Variability of Business

Our business is affected by the general seasonal trends common to the outdoor industry and is heavily dependent upon discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our product mix is weighted substantially toward the fall season, while our operating costs are more equally distributed throughout the year. The expansion of our direct-to-consumer operations since 2008 has increased the proportion of sales and profits that we generate in the fourth calendar quarter. As a result, our sales and profits tend to be highest in the third and fourth calendar quarters. In 2010, approximately 65 percent of our net sales and all of our profitability were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.

Our quarterly net sales comparisons often vary significantly due to shifts in the timing of fall season shipments to international distributors that occur late in the second quarter or early in the third quarter and shifts in the timing of spring season shipments to international distributors that occur late in the fourth quarter or early in the first quarter. In addition, as our Sorel and Columbia winter footwear and direct-to-consumer businesses grow, a greater proportion of net sales and operating income will occur in the fourth quarter.

Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in economic conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, and the continued popularity of outdoor activities as part of an active lifestyle in key markets. The current economic environment in key markets, coupled with inflationary cost pressures, has reduced the predictability of our business.

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

Like other branded consumer product companies, our business is heavily dependent upon discretionary consumer spending patterns. Continuing high levels of unemployment and concerns about increasing consumer inflation rates in our key markets continue to pose significant challenges and risks.

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

As a result of these continuing efforts, we expect our selling, general and administrative (“SG&A”) expenses in 2011 to increase compared to 2010. In addition, we have begun to make improvements to our operational processes, involving significant investments in initiatives to improve our information technology infrastructure and our enterprise data and information management across our organization, which is designed to improve operational flexibility and performance across our supply chain. These investments are the foundation for a multi-year implementation of a new global enterprise resource planning, or ERP, system that began in late 2010 and will accelerate in 2011 and beyond.

As our business model and strategies have evolved, management expects certain trends to continue to affect our business and operating results, including:

•	A higher amount of fixed operating expenses to support, among other things, direct-to-consumer and direct sales activities;

•	A lower relative volume of U.S. department store sales;

•	An increasing percentage of growth from markets outside the U.S.; and

•	Increasing product input cost pressure.

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

The second quarter is our smallest revenue quarter, historically accounting for approximately 15 percent of annual net sales. As a result, geographic, product category and brand net sales results often produce large percentage variances when compared with the prior year’s comparable period due to the small base of comparison and because of shifts in the timing of shipments. Seasonal shipments to our international distributors may occur late in the second quarter or early in the third quarter.

Highlights of the Second Quarter of 2011

•

Net sales for the second quarter of 2011 increased $46.2 million, or 21%, to $268.0 million from $221.8 million for the second quarter of 2010, including approximately a three percentage point benefit from changes in foreign currency exchange rates.

•	Net loss for the second quarter of 2011 increased 28% to $13.6 million, or $0.40 per diluted share, compared to $10.6 million, or $0.31 per diluted share, for the second quarter of 2010.

•	We paid quarterly cash dividends of $0.22 per share, or $7.5 million, in the second quarter of 2011, a 10% increase over the quarterly dividends of $0.20 per share paid in the first quarter of 2011.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.1	56.3	56.4	57.1

Gross profit	41.9	43.7	43.6	42.9
Selling, general and administrative expense	50.2	51.1	44.7	43.8
Net licensing income	1.3	0.8	1.0	0.5

Loss from operations	(7.0)	(6.6)	(0.1)	(0.4)
Interest income, net	0.2	0.1	0.1	0.2

Income (loss) before income tax	(6.8)	(6.5)	0.0	(0.2)
Income tax benefit (expense)	1.7	1.7	(0.1)	(0.1)

Net loss	(5.1)%	(4.8)%	(0.1)%	(0.3)%

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

Net Sales: Consolidated net sales increased $46.2 million, or 21%, to $268.0 million for the second quarter of 2011 from $221.8 million for the comparable period in 2010. Net sales increased across all four of our major brands, all geographic regions and all product categories. Changes in foreign currency exchange rates compared with the second quarter of 2010 contributed approximately a three percentage point benefit to the consolidated net sales comparison.

Sales by Brand

Net sales by brand are summarized in the following table:

	Three Months Ended June 30,
	2011	2010	% Change
	(In millions, except for percentage changes)
Columbia	$239.1	$199.4	20%
Mountain Hardwear	22.7	18.3	24%
Sorel	3.7	1.8	106%
Other	2.5	2.3	9%

	$268.0	$221.8	21%

The net sales increase for the second quarter of 2011 compared to the second quarter of 2010 was primarily concentrated in the Columbia brand. The Columbia brand net sales increase was led by the LAAP region, followed by the EMEA region, the United States and Canada.

Sales by Geographic Region

Net sales by geographical region are summarized in the following table:

	Three Months Ended June 30,
	2011	2010	% Change
	(In millions, except for percentage changes)
United States	$129.0	$123.7	4%
LAAP	76.6	51.8	48%
EMEA	53.6	38.6	39%
Canada	8.8	7.7	14%

	$268.0	$221.8	21%

Net sales in the United States increased $5.3 million, or 4%, to $129.0 million for the second quarter of 2011 from $123.7 million for the comparable period in 2010. The increase in net sales in the United States by product category was led by outerwear, followed by footwear and sportswear, partially offset by a net sales decrease in accessories and equipment. The net sales increase by channel consisted of a net sales increase in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business. The net sales increase in our direct-to-consumer business was driven by increased sales within our retail stores, increased sales through our Columbia and Sorel brand e-commerce sites and incremental sales from our Mountain Hardwear brand e-commerce site which was launched in the third quarter of 2010. The net sales decrease in our wholesale business was the result of a planned shift in the timing of shipments of fall 2011 advance orders compared with fall 2010, combined with fewer reorders and greater cancellations due primarily to unseasonable spring weather.

Net sales in the LAAP region increased $24.8 million, or 48%, to $76.6 million for the second quarter of 2011 from $51.8 million for the comparable period in 2010. Changes in foreign currency exchange rates compared with the second quarter of 2010 contributed approximately a nine percentage point benefit to the LAAP net sales comparison. The net sales increase in the LAAP region by product category was led by sportswear, followed by outerwear, footwear and accessories and equipment. The LAAP net sales increase was primarily concentrated in the Columbia brand and was led by our LAAP distributor business, followed by Korea and Japan. The net sales increase to our LAAP distributors primarily reflected earlier shipments of fall 2011 advance orders made possible by more timely production. The increase in Korea net sales was primarily due to increased retail sales of the Columbia and Mountain Hardwear brands. The increase in Japan net sales was primarily the result of the market’s steady recovery from the earthquake and tsunami events of March 11, 2011 and the favorable effect of foreign currency exchange rates.

Net sales in the EMEA region increased $15.0 million, or 39%, to $53.6 million for the second quarter of 2011 from $38.6 million for the comparable period in 2010. Changes in foreign currency exchange rates compared with the second quarter of 2010 contributed approximately a five percentage point benefit to the EMEA net sales comparison. The net sales increase in the EMEA region by product category was led by outerwear, followed by sportswear and footwear, partially offset by a net sales decrease in accessories and equipment. The EMEA net sales increase was primarily concentrated in the Columbia brand in our EMEA distributor business. The net sales increase to our EMEA distributors primarily reflected earlier shipments of fall 2011 advance orders made possible by more timely production.

Net sales in Canada increased $1.1 million, or 14%, to $8.8 million for the second quarter of 2011 from $7.7 million for the comparable period in 2010. Changes in foreign currency exchange rates compared with 2010 contributed approximately a six percentage point benefit to the Canada net sales comparison. The increase in net sales was led by the Columbia brand, followed by Mountain Hardwear and Sorel. By product category, the increase in net sales was led by footwear, followed by outerwear, sportswear and accessories and equipment.

Sales by Product Category

Net sales by product category are summarized in the following table:

	Three Months Ended June 30,
	2011	2010	% Change
	(In millions, except for percentage changes)
Outerwear	$62.1	$43.4	43%
Sportswear	136.2	121.9	12%
Footwear	50.0	38.7	29%
Accessories and Equipment	19.7	17.8	11%

	$268.0	$221.8	21%

Net sales of outerwear increased $18.7 million, or 43%, to $62.1 million for the second quarter of 2011 from $43.4 million for the comparable period in 2010. The increase in outerwear net sales was primarily concentrated in the Columbia brand and was led by the EMEA region, followed by the LAAP region, the United States and Canada. The net sales increase in outerwear in the EMEA region consisted of a net sales increase in our distributor business, partially offset by a net sales decrease in our direct business. The outerwear net sales increase in the LAAP region was led by our LAAP distributor business, followed by Japan and Korea.

Net sales of sportswear increased $14.3 million, or 12%, to $136.2 million for the second quarter of 2011 from $121.9 million for the comparable period in 2010. The increase in sportswear net sales was primarily concentrated in the Columbia brand and was led by the LAAP region, followed by the EMEA region, the United States and Canada. The sportswear net sales increase in the LAAP region was led by Korea, followed by our LAAP distributor business and Japan.

Net sales of footwear increased $11.3 million, or 29%, to $50.0 million for the second quarter of 2011 from $38.7 million for the comparable period in 2010. The increase in footwear net sales was primarily concentrated in the Columbia brand and was led by the LAAP region, followed by the EMEA region, the United States and Canada. The net sales increase in footwear in the LAAP region was led by Korea, followed by Japan and our LAAP distributor business. The footwear net sales increase in the EMEA region was led by our distributor business, followed by our direct business.

Net sales of accessories and equipment increased $1.9 million, or 11%, to $19.7 million for the second quarter of 2011 from $17.8 million for the comparable period in 2010. The increase in accessories and equipment net sales was primarily concentrated in the Columbia brand and was led by the LAAP region, followed by Canada, partially offset by a net sales decrease in the United States and the EMEA region.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 41.9% for the second quarter of 2011 from 43.7% for the comparable period in 2010. Gross profit contraction was primarily due to:

•	A higher proportion of shipments to EMEA and LAAP distributors which carry lower gross margins than direct wholesale and direct-to-consumer sales; and

•	A higher proportion of close-out product sales at lower gross margins;

partially offset by:

•	Increased direct-to-consumer sales at higher gross margins;

•	Lower airfreight costs; and

•	Favorable foreign currency hedge rates.

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

SG&A expense increased $21.0 million, or 19%, to $134.5 million for the second quarter of 2011 from $113.5 million for the comparable period in 2010. The SG&A expense increase was primarily due to:

•	The unfavorable effect of foreign currency translation;

•	Expansion of direct-to-consumer operations globally;

•	Information technology initiatives, including our ERP implementation; and

•	Additions to staff to support business initiatives and growth.

SG&A expense decreased to 50.2% of net sales for the second quarter of 2011 from 51.1% of net sales for the comparable period in 2010. Depreciation and amortization included in SG&A expense totaled $10.4 million for the second quarter of 2011, compared to $9.2 million for the same period in 2010.

Net Licensing Income: Net licensing income increased $1.7 million to $3.5 million for the second quarter of 2011 from $1.8 million for the same period in 2010, primarily due to increased apparel and footwear licensing income in the LAAP region.

Interest Income, Net: Net interest income was $0.5 million for the second quarter of 2011 compared to $0.4 million for the same period in 2010. Interest income increased due to higher average interest rates on cash equivalents and short-term investments compared to the same period in 2010. Interest expense was nominal for the second quarter of 2011 and for the comparable period in 2010.

Income Tax Benefit: The income tax benefit increased to $4.6 million for the second quarter of 2011 from $3.7 million for the comparable period in 2010. This increase primarily resulted from a larger loss before income taxes for the quarter. Our effective income tax rate was 25.4% for the second quarter of 2011, compared to 26.0% for the same period in 2010. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods.

Net Loss: Net loss increased $3.0 million, or 28%, to $13.6 million for the second quarter of 2011 from $10.6 million for the comparable period in 2010. Diluted loss per share was $0.40 for the second quarter of 2011, compared to $0.31 for the second quarter of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net Sales: Consolidated net sales increased $78.9 million, or 15%, to $601.1 million for the six months ended June 30, 2011 from $522.2 million for the comparable period in 2010. Net sales increased across all four of our major brands, all geographic regions and all product categories. Changes in foreign currency exchange rates, compared with the six months ended June 30, 2010, contributed approximately a two percentage point benefit to the consolidated net sales comparison.

Sales by Brand

Net sales by brand are summarized in the following table:

	Six Months Ended June 30,
	2011	2010	% Change
	(In millions, except for percentage changes)
Columbia	$527.2	$467.1	13%
Mountain Hardwear	54.4	43.9	24%
Sorel	14.0	5.8	141%
Other	5.5	5.4	2%

	$601.1	$522.2	15%

The net sales increase for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was primarily concentrated in the Columbia brand. The Columbia brand net sales increase was led by the LAAP region, followed by the United States, the EMEA region and Canada.

Sales by Geographic Region

Net sales by geographical region are summarized in the following table:

	Six Months Ended June 30,
	2011	2010	% Change
	(In millions, except for percentage changes)
United States	$321.5	$296.9	8%
LAAP	143.9	107.9	33%
EMEA	98.0	85.5	15%
Canada	37.7	31.9	18%

	$601.1	$522.2	15%

Net sales in the United States increased $24.6 million, or 8%, to $321.5 million for the six months ended June 30, 2011 from $296.9 million for the comparable period in 2010. The increase in net sales in the United States by product category was led by footwear, followed by outerwear, sportswear and accessories and equipment. The net sales increase by channel consisted of a net sales increase in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business. The net sales increase in our direct-to-consumer business was driven by increased sales within our retail stores, increased sales through our Columbia and Sorel brand e-commerce sites, and incremental sales from our Mountain Hardwear brand e-commerce site which was launched in the third quarter of 2010.

Net sales in the LAAP region increased $36.0 million, or 33%, to $143.9 million for the six months ended June 30, 2011 from $107.9 million for the comparable period in 2010. Changes in foreign currency exchange rates compared with the six months ended June 30, 2010, contributed approximately a seven percentage point benefit to the LAAP net sales comparison. The net sales increase in the LAAP region by product category was led by outerwear, followed by sportswear, footwear and accessories and equipment. The LAAP net sales increase was primarily concentrated in the Columbia brand and was led by Korea, followed by our LAAP distributor business and Japan. The increase in Korea net sales was primarily due to increased sales from existing stores, followed by a greater number of retail stores operating at June 30, 2011 than at June 30, 2010. The increase in Japan net sales was primarily the result of the favorable effect of foreign currency exchange rates and increased wholesale net sales in the sports chain channel. The net sales increase to our LAAP distributors primarily reflected earlier shipments of fall 2011 advance orders made possible by more timely production.

Net sales in the EMEA region increased $12.5 million, or 15%, to $98.0 million for the six months ended June 30, 2011 from $85.5 million for the comparable period in 2010. Changes in foreign currency exchange rates compared with the six months ended June 30, 2010 contributed approximately a two percentage point benefit to the EMEA net sales comparison. By product category, the increase in net sales was led by outerwear, followed by footwear and sportswear, partially offset by a net sales decrease in accessories and equipment. The EMEA net sales increase was primarily concentrated in the Columbia brand and was concentrated in our EMEA distributor business. The net sales increase to our EMEA distributors primarily reflected earlier shipments of fall 2011 advance orders made possible by more timely production.

Net sales in Canada increased $5.8 million, or 18%, to $37.7 million for the six months ended June 30, 2011 from $31.9 million for the comparable period in 2010. Changes in foreign currency exchange rates compared with 2010 contributed approximately a seven percentage point benefit to the Canada net sales comparison. The increase in net sales was led by the Columbia brand, followed by Mountain Hardwear and Sorel. By product category, the increase in net sales was led by sportswear, followed by outerwear, footwear and accessories and equipment.

Sales by Product Category

Net sales by product category are summarized in the following table:

	Six Months Ended June 30,
	2011	2010	% Change
	(In millions, except for percentage changes)
Outerwear	$160.9	$131.0	23%
Sportswear	290.4	268.3	8%
Footwear	104.4	84.8	23%
Accessories and Equipment	45.4	38.1	19%

	$601.1	$522.2	15%

Net sales of outerwear increased $29.9 million, or 23%, to $160.9 million for the six months ended June 30, 2011 from $131.0 million for the comparable period in 2010. The increase in outerwear net sales was primarily concentrated in the Columbia brand and was led by the LAAP region, followed by the United States, the EMEA region and Canada. The outerwear net sales increase in the LAAP region was led by our LAAP distributor business, followed by Japan and Korea. The net sales increase in outerwear in the United States consisted of a net sales increase in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business.

Net sales of sportswear increased $22.1 million, or 8%, to $290.4 million for the six months ended June 30, 2011 from $268.3 million for the comparable period in 2010. The increase in sportswear net sales was primarily concentrated in the Columbia brand and was led by the LAAP region, followed by the United States, the EMEA region and Canada. The sportswear net sales increase in the LAAP region was led by Korea, followed by our LAAP distributor business and Japan. The net sales increase in sportswear in the United States consisted of a net sales increase in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business.

Net sales of footwear increased $19.6 million, or 23%, to $104.4 million for the six months ended June 30, 2011 from $84.8 million for the comparable period in 2010. The increase in footwear net sales was primarily concentrated in the Columbia and Sorel brands and was led by the United States, followed by the LAAP region, the EMEA region and Canada. The net sales increase in footwear in the United States was led by our wholesale business, followed by our direct-to-consumer business. The footwear net sales increase in the LAAP region was led by Korea, followed by Japan and our LAAP distributor business.

Net sales of accessories and equipment increased $7.3 million, or 19%, to $45.4 million for the six months ended June 30, 2011 from $38.1 million for the comparable period in 2010. The increase in accessories and equipment net sales was primarily concentrated in the Columbia brand and was led by the LAAP region, followed by the United States and Canada, partially offset by a net sales decrease in the EMEA region.

Gross Profit: Gross profit, as a percentage of net sales, increased to 43.6% for the six months ended June 30, 2011 from 42.9% for the comparable period in 2010. Gross profit expansion was primarily due to:

•	Lower airfreight costs;

•	A lower proportion of close-out product sales;

•	Favorable foreign currency hedge rates; and

•	Increased direct-to-consumer sales at higher gross margins, due primarily to a higher proportion of e-commerce sales and more targeted promotions within our retail stores;

partially offset by:

•	A higher proportion of shipments to EMEA and LAAP distributors which carry lower gross margins than direct wholesale and direct-to-consumer sales.

Selling, General and Administrative Expense: SG&A expense increased $39.7 million, or 17%, to $268.7 million for the six months ended June 30, 2011 from $229.0 million for the comparable period in 2010. The SG&A expense increase was primarily due to:

•	Expansion of direct-to-consumer operations globally;

•	Information technology initiatives, including our ERP implementation;

•	The unfavorable effect of foreign currency translation; and

•	Additions to staff to support business initiatives and growth.

SG&A expense increased to 44.7% of net sales for the six months ended June 30, 2011 from 43.8% of net sales for the comparable period in 2010. Depreciation and amortization included in SG&A expense totaled $20.8 million for the six months ended June 30, 2011, compared to $18.2 million for the same period in 2010.

Net Licensing Income: Net licensing income increased $3.5 million to $6.0 million for the six months ended June 30, 2011 from $2.5 million for the same period in 2010, primarily due to increased apparel and footwear licensing income in the LAAP region.

Interest Income, Net: Net interest income was $0.8 million for the six months ended June 30, 2011 compared to $0.9 million for the same period in 2010. Interest income decreased due to lower average balances compared to the same period in 2010. Interest expense was nominal for the six months ended June 30, 2011 and for the comparable period in 2010.

Income Tax Expense: The provision for income taxes increased to $0.9 million for the six months ended June 30, 2011 from $0.1 million for the comparable period in 2010. Income tax expense increased primarily due to the impact of discrete tax expense items as well as the fact that we recognized net income for the six months ended June 30, 2011 while we recognized a net loss for the comparable period in 2010.

Net Loss: Net loss decreased $0.6 million, or 43%, to $0.8 million for the six months ended June 30, 2011 from $1.4 million for the comparable period in 2010. Diluted loss per share was $0.02 for the six months ended June 30, 2011, compared to $0.04 for comparable period in 2010.

Liquidity and Capital Resources

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At June 30, 2011, we had total cash and cash equivalents of $207.4 million compared to $234.3 million at December 31, 2010 and $346.6 million at June 30, 2010. In addition, we had short-term investments of $90.8 million at June 30, 2011, compared to $68.8 million at December 31, 2010 and $51.7 million at June 30, 2010.

Net cash provided by operating activities was $12.0 million for the six months ended June 30, 2011, compared to $16.5 million for the same period in 2010. The decrease in cash provided by operating activities for the six months ended June 30, 2011, compared to the same period in 2010 was primarily due to decreases in working capital liabilities and increased inventory, partially offset by increased collection of accounts receivable compared with the same period in 2010.

Net cash used in investing activities was $44.3 million for the six months ended June 30, 2011, compared to $43.4 million for the comparable period in 2010. For the 2011 period, net cash used in investing activities primarily consisted of $22.6 million for capital expenditures and $21.8 million for net purchases of short-term investments. For the 2010 period, net cash used in investing activities primarily consisted of $29.0 million for purchases of short-term investments and $14.4 million for capital expenditures.

Net cash used in financing activities was $5.5 million for the six months ended June 30, 2011, compared to $11.4 million for the comparable period in 2010. For the 2011 period, net cash used in financing activities primarily consisted of dividend payments of $14.2 million, partially offset by net proceeds from stock plan activity of $6.9 million. For the 2010 period, net cash used in financing activities primarily consisted of dividend payments of $12.2 million and the repurchase of common stock at an aggregate price of $3.8 million, partially offset by net proceeds from issuance of common stock of $4.2 million.

To fund our domestic working capital requirements, we have an unsecured, committed $125.0 million revolving line of credit available. At June 30, 2011 no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $86.9 million at June 30, 2011, of which $3.6 million is designated as a European customs guarantee. At June 30, 2011, no balance was outstanding under these lines of credit.

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

Off-Balance Sheet Arrangements

We have arrangements in place to facilitate the import and purchase of inventory through import letters of credit. We maintain unsecured and uncommitted import lines of credit with a combined limit of $25.0 million at June 30, 2011, available for issuing documentary letters of credit. At June 30, 2011, no balance was outstanding under these letters of credit.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is involved in litigation and various legal matters arising in the normal course of business, including matters related to employment, retail, intellectual property and various regulatory compliance activities. The Company has considered facts related to legal and regulatory matters and opinions of counsel handling these matters, and does not believe the ultimate resolution of such proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

To implement our business strategies, we must continue to modify various aspects of our business, to maintain and enhance our information systems and supply chain operations to respond to increased demand and to attract, retain and manage qualified personnel. Changes in our business may place an increasing strain on management, financial, product design, marketing, distribution, supply chain and other resources, and we may have operating difficulties as a result. For example, in support of our strategic initiatives, we are making significant investments in our business processes and information technology infrastructure that require significant management attention and corporate resources. In addition, we may need to adapt our information technology systems and business processes to integrate business acquisitions. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.

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

In addition, an increasing percentage of our anticipated sales growth is being driven by our winter footwear business (both Sorel and Columbia brands) and the majority of these advance orders typically schedule to ship in the fourth quarter. Combined with the anticipated growth of our direct-to-consumer business, this growth is expected to result in our net sales and operating income being more heavily weighted toward the fourth quarter compared with prior years. As a result, our profitability may be materially affected if management is not able to timely adjust expenses in reaction to adverse events such as unfavorable weather, weak consumer spending patterns or unanticipated levels of order cancellations.

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

Moreover, if we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings or other internal or external sources, we may experience unfavorable tax and earnings consequences as a result of cash transfers. These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. Furthermore, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes that foreign governments require for international cash transfers may delay our internal cash transfers from time to time.

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

We also compete with other companies for the production capacity of independent factories that manufacture our products and for import capacity. Many of our competitors are significantly larger than we are and have substantially greater financial, distribution, marketing and other resources, more stable manufacturing resources and greater brand strength than we have. In addition, when our competitors combine operations through mergers, acquisitions or other transactions, their competitive strength may increase.

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

We Rely on Technical Innovation and Functional Design to Compete in the Market for our Products

Technical innovation and functional design is essential to distinguish our products in the marketplace and achieve commercial success. Research and development plays a key role in technical innovation. We rely upon specialists in the fields of chemistry, biochemistry, engineering, industrial design, electronics and related fields, guided by consumer feedback, to develop and test innovative performance products. Although we are committed to designing innovative and functional products that deliver relevant performance benefits to consumers who participate in a wide range of competitive and recreational outdoor activities, if we fail to introduce technical innovation in our products that address consumers’ performance expectations, demand for our products could decline.

As we strive to achieve technical innovations, we face a greater risk of inadvertent infringements of third party rights or compliance issues with regulations applicable to products with technical innovations such as electrical components. In addition, technical innovations often involve more complex manufacturing processes. More complex manufacturing processes may lead to higher instances of quality issues, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems. Failure to successfully bring to market technical innovations in our product lines could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Although we have not been materially inhibited from selling products in connection with patent, trademark and trade dress disputes, as we focus on innovation in our product lines, extend our brands into new product categories and expand the geographic scope of our marketing, we may become subject to litigation based on allegations of infringement of intellectual property rights of third parties, including third party trademark, copyright and patent rights. An increasing number of our products include technologies and/or designs for which we have obtained or applied for patent protection. Failure to successfully obtain and maintain patents on these innovations could negatively affect our ability to market and sell our products. Future litigation also may be necessary to defend against such claims or to enforce and protect our intellectual property rights. Intellectual property litigation may be costly and may divert management’s attention from the operation of our business. Adverse determinations in any litigation may result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. Any of these outcomes may have a material adverse effect on our financial condition, results of operations or cash flows.

Our Success Depends on Our Distribution Facilities

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky; in Canada, we rely primarily on our distribution facilities in Strathroy, Ontario; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, we rely primarily on a third-party logistics distribution provider, in Tokyo; and in Korea, we rely primarily on leased distribution facilities near Seoul, that we manage and operate.

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

Our Business Is Affected by Seasonality

Our business is affected by the general seasonal trends common to the outdoor industry. Our products are marketed on a seasonal basis and our product mix is weighted substantially toward the fall season. Our annual net sales are weighted more heavily toward the fall/winter season, while our operating expenses are more equally distributed throughout the year. As a result, the majority, and sometimes all, of our operating profits are generated in the second half of the year. The expansion of our direct-to-consumer operations has increased the proportion of sales and profits that we generate in the fourth calendar quarter. This seasonality, along with other factors that are beyond our control and that are discussed elsewhere in this section, may adversely affect our business and cause our results of operations to fluctuate. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of June 30, 2011, the Company had repurchased 9,190,890 shares under this program at an aggregate purchase price of approximately $421,237,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

The Company did not repurchase any equity securities during the three months ended June 30, 2011.

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

101. INS XBRL Instance Document *

101. SCH XBRL Taxonomy Extension Schema Document *

101. CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101. LAB XBRL Taxonomy Extension Label Linkbase Document *

101. PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: August 5, 2011	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)