Form 10-Q
period 2011-09-30
COLUMBIA SPORTSWEAR CO
filed 2011-11-04
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The number of shares of Common Stock outstanding on October 21, 2011 was 33,620,997.

COLUMBIA SPORTSWEAR COMPANY

SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2011	December 31, 2010	September 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$87,942	$234,257	$173,937
Short-term investments	2,423	68,812	62,357
Accounts receivable, net of allowance of $7,414, $7,098 and $9,774, respectively	417,976	300,181	364,015
Inventories, net (Note 3)	432,104	314,298	358,210
Deferred income taxes	42,736	45,091	42,258
Prepaid expenses and other current assets	46,789	28,241	35,227

Total current assets	1,029,970	990,880	1,036,004
Property, plant and equipment, at cost, net of accumulated depreciation of $266,892, $250,999 and $246,228, respectively	231,511	221,813	227,769
Intangible assets, net (Note 4)	39,370	40,423	40,560
Goodwill	14,438	14,470	14,760
Other non-current assets	29,087	27,168	13,472

Total assets	$1,344,376	$1,294,754	$1,332,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$141,546	$130,626	$141,929
Accrued liabilities (Note 5)	108,020	102,810	101,451
Income taxes payable	9,001	16,037	13,397
Deferred income taxes	2,079	2,153	7,142

Total current liabilities	260,646	251,626	263,919
Income taxes payable	15,397	19,698	18,569
Other long-term liabilities	24,629	21,456	20,663

Total liabilities	300,672	292,780	303,151
Commitments and contingencies (Note 11)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 125,000 shares authorized; 33,635, 33,683 and 33,635 issued and outstanding, respectively (Note 8)	1,035	5,052	1,426
Retained earnings	995,281	950,207	981,230
Accumulated other comprehensive income (Note 7)	47,388	46,715	46,758

Total shareholders’ equity	1,043,704	1,001,974	1,029,414

Total liabilities and shareholders’ equity	$1,344,376	$1,294,754	$1,332,565

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$566,791	$504,028	$1,167,907	$1,026,265
Cost of sales	317,206	289,747	656,373	587,758

Gross profit	249,585	214,281	511,534	438,507
Selling, general and administrative expenses	167,375	148,072	436,034	377,069
Net licensing income	4,406	2,334	10,396	4,878

Income from operations	86,616	68,543	85,896	66,316
Interest income, net	462	147	1,246	1,073

Income before income tax	87,078	68,690	87,142	67,389
Income tax expense	(19,539)	(16,485)	(20,391)	(16,560)

Net income	$67,539	$52,205	$66,751	$50,829

Earnings per share (Note 8):
Basic	$2.00	$1.55	$1.97	$1.51
Diluted	1.98	1.53	1.95	1.49
Cash dividends per share	$0.22	$0.18	$0.64	$0.54
Weighted average shares outstanding (Note 8):
Basic	33,849	33,709	33,868	33,747
Diluted	34,177	34,046	34,303	34,075

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$66,751	$50,829
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	32,115	27,899
Loss on disposal or impairment of property, plant, and equipment	229	665
Deferred income taxes	3,183	(2,714)
Stock-based compensation	5,855	5,004
Excess tax benefit from employee stock plans	(1,814)	(427)
Changes in operating assets and liabilities:
Accounts receivable	(121,949)	(135,337)
Inventories	(122,998)	(132,663)
Prepaid expenses and other current assets	(19,286)	(3,146)
Other assets	(1,521)	(997)
Accounts payable	11,363	37,720
Accrued liabilities	15,819	34,546
Income taxes payable	(11,343)	4,993
Other liabilities	1,571	5,540

Net cash used in operating activities	(142,025)	(108,088)

Cash flows from investing activities:
Purchases of short-term investments	(45,799)	(52,602)
Sales of short-term investments	112,070	13,024
Capital expenditures	(40,171)	(20,997)
Proceeds from sale of property, plant, and equipment	168	30
Acquisitions, net of cash acquired	—	(16,315)

Net cash provided by (used in) investing activities	26,268	(76,860)

Cash flows from financing activities:
Proceeds from credit facilities	62,148	26,107
Repayments on credit facilities	(62,148)	(26,107)
Proceeds from issuance of common stock under employee stock plans	10,342	5,508
Tax payments related to restricted stock unit issuances	(2,942)	(786)
Excess tax benefit from employee stock plans	1,814	427
Repurchase of common stock	(16,429)	(13,838)
Cash dividends paid	(21,677)	(18,208)

Net cash used in financing activities	(28,892)	(26,897)

Net effect of exchange rate changes on cash	(1,666)	(882)

Net decrease in cash and cash equivalents	(146,315)	(212,727)
Cash and cash equivalents, beginning of period	234,257	386,664

Cash and cash equivalents, end of period	$87,942	$173,937

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$100	$53
Cash paid during the period for income taxes	27,480	10,154
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$1,195	$1,525
Repurchase of common stock not yet paid	2,896	—

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management include all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011 and 2010, the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The December 31, 2010 financial information was derived from the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the full year.

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

Recent Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU was issued concurrently with International Financial Reporting Standards (“IFRS”) 13 Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. This standard is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements while eliminating the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Under these requirements, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines based on the qualitative assessment that it is more likely than not that its fair value is less than its carrying amount. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 – INVENTORIES, NET

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories, net, consisted of the following (in thousands):

	September 30, 2011	December 31, 2010	September 30, 2010
Raw materials	$1,738	$1,096	$2,063
Work in process	1,295	659	572
Finished goods	429,071	312,543	355,575

	$432,104	$314,298	$358,210

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets that are determined to have finite lives include patents and purchased technology and are amortized over their estimated useful lives. Intangible assets with indefinite useful lives include trademarks and tradenames and are not amortized but are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	September 30, 2011	December 31, 2010	September 30, 2010
Intangible assets subject to amortization
Gross carrying amount	$14,198	$14,198	$14,198
Accumulated amortization	(2,249)	(1,196)	(840)

Net carrying amount	11,949	13,002	13,358
Intangible assets not subject to amortization	27,421	27,421	27,202

Intangible assets, net	$39,370	$40,423	$40,560

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$9,777	$11,058	$10,256	$12,112
Charged to costs and expenses	1,131	794	3,202	2,365
Claims settled	(585)	(555)	(3,341)	(2,639)
Other	(294)	412	(88)	(129)

Balance at end of period	$10,029	$11,709	$10,029	$11,709

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

The following table summarizes the Company’s total stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$906	$826	$2,633	$2,477
Restricted stock units	1,145	906	3,222	2,527

Total	$2,051	$1,732	$5,855	$5,004

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

The following table shows the weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010(1)	2011(2)	2010
Expected term	4.49 years	—	5.12 years	4.53 years
Expected stock price volatility	31.21%	—	30.76%	28.79%
Risk-free interest rate	0.95%	—	1.84%	1.91%
Expected dividend yield	1.53%	—	1.31%	1.64%
Weighted average grant date fair value	$ 13.39	—	$ 16.09	$ 10.08

(1)	During the three months ended September 30, 2010, the Company did not grant any stock options.
(2)

During the nine months ended September 30, 2011, the Company granted two stock option awards totaling 53,720 shares that vest 100% on the fifth anniversary of the grant date. Given that the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

During the nine months ended September 30, 2011 and 2010, the Company granted a total of 340,973 and 385,924 stock options, respectively. At September 30, 2011, unrecognized costs related to outstanding stock options totaled approximately $6,856,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at September 30, 2011 are expected to be recognized over a weighted average period of 2.51 years.

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

The following table presents the weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Vesting period	4.00 years	4.00 years	3.96 years	3.75 years
Expected dividend yield	1.84%	1.37%	1.33%	1.57%
Estimated average grant date fair value per restricted stock unit	$ 44.82	$ 55.33	$ 58.37	$ 43.89

During the nine months ended September 30, 2011 and 2010, the Company granted 145,768 and 127,960 restricted stock units, respectively. At September 30, 2011, unrecognized costs related to outstanding restricted stock units totaled approximately $9,880,000, before any related tax benefit. The unrecognized costs related to restricted stock units are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs at September 30, 2011 are expected to be recognized over a weighted average period of 2.44 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$67,539	$52,205	$66,751	$50,829
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities	(156)	14	(38)	9
Unrealized derivative holding gains (losses) arising during period	7,973	(4,082)	2,379	1,072
Reclassification to net income of previously deferred (gains) losses on derivative transactions	3,855	(1,941)	4,383	(512)
Foreign currency translation adjustments	(27,259)	16,104	(6,051)	2,745

Other comprehensive income (loss)	(15,587)	10,095	673	3,314

Comprehensive income	$51,952	$62,300	$67,424	$54,143

Accumulated other comprehensive income, net of related tax effects, consisted of the following (in thousands):

	September 30, 2011	December 31, 2010	September 30, 2010
Unrealized holding gains (losses) on available-for-sale securities	$(2)	$36	$73
Unrealized holding gains (losses) on derivative transactions	5,091	(1,671)	(598)
Foreign currency translation adjustments	42,299	48,350	47,283

Accumulated other comprehensive income	$47,388	$46,715	$46,758

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average shares of common stock outstanding, used in computing basic earnings per share	33,849	33,709	33,868	33,747
Effect of dilutive stock options and restricted stock units	328	337	435	328

Weighted-average shares of common stock outstanding, used in computing diluted earnings per share	34,177	34,046	34,303	34,075

Earnings per share of common stock:
Basic	$2.00	$1.55	$1.97	$1.51
Diluted	1.98	1.53	1.95	1.49

Stock options and service-based restricted stock units representing 515,712 and 512,039 shares of common stock outstanding for the three months ended September 30, 2011 and 2010, respectively, and 364,811 and 501,319 shares of common stock for the nine months ended September 30, 2011 and 2010, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 38,606 and 46,091 shares for the three months ended September 30, 2011 and 2010, respectively, and 33,047 and 42,390 shares of common stock for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

Since the inception of the Company’s stock repurchase plan in 2004 through September 30, 2011, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of September 30, 2011, the Company had repurchased 9,574,233 shares under this program at an aggregate purchase price of approximately $440,562,000. During the nine months ended September 30, 2011, the Company repurchased an aggregate of $19,325,000 of the Company’s common stock, including $2,896,000 not yet settled. During the nine months ended September 30, 2010, the Company repurchased an aggregate of $13,838,000 of the Company’s common stock, of which $4,339,000 was recorded as a reduction to total retained earnings; otherwise the aggregate purchase price would have resulted in a negative common stock carrying amount. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales to unrelated entities:
United States	$333,634	$325,602	$655,171	$622,494
LAAP	72,763	58,925	216,664	166,876
EMEA	100,312	66,407	198,279	151,928
Canada	60,082	53,094	97,793	84,967

	$566,791	$504,028	$1,167,907	$1,026,265

Income before income tax:
United States	$52,571	$47,754	$44,921	$36,346
LAAP	7,531	2,463	22,572	15,738
EMEA	14,287	9,642	5,715	6,945
Canada	12,227	8,684	12,688	7,287
Interest income, net	462	147	1,246	1,073

	$87,078	$68,690	$87,142	$67,389

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

The effective change in fair value of financial instruments formally designated in cash flow hedging relationships is initially offset to accumulated other comprehensive income and any ineffective portion is offset to current income. Amounts accumulated in other comprehensive income are subsequently reclassified to cost of sales when the underlying transaction is included in income. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge effectiveness and included in current cost of sales. For option contracts, the hedging relationship is assumed to have no ineffectiveness if the critical terms of the option contract match the hedged transaction’s terms, the strike price, or prices, match the specified levels beyond or within that of the exposure being hedged, the option’s cash flows completely offset the hedged item’s cash flow at maturity and the option can only be exercised on a specified date. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2011 and 2010.

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

The Company uses derivative instruments not formally designated as hedges to manage the exchange rate risk associated with both the remeasurement of monetary assets and liabilities and anticipated transactions that do not qualify as the hedged items in cash flow hedging relationships. The change in fair value of these instruments is recognized in the current period in selling, general and administrative expense (“SG&A”), depending on the underlying exposure.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	September 30, 2011	December 31, 2010	September 30, 2010
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$156,025	$86,260	$86,725
Currency option contracts	—	4,500	9,000
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	63,210	179,382	48,563

At September 30, 2011, approximately $2,284,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.

At September 30, 2011, the Company’s derivative contracts had a remaining maturity of approximately two years or less. All the counterparties to these transactions had both long-term and short-term investment grade credit ratings and, as a result, neither the Company nor its counterparties are required to post collateral to facilitate transactions. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $2,000,000 at September 30, 2011. The Company does not hold derivatives featuring credit-related contingent terms, is not a party to any derivative master agreement featuring credit-related contingent terms and has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	September 30, 2011	December 31, 2010	September 30, 2010
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$7,449	$362	$787
Currency option contracts	Prepaid expenses and other current assets	—	15	45
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,124	2,732	2,618
Currency option contracts	Accrued liabilities	—	102	269

	Balance Sheet Classification	September 30, 2011	December 31, 2010	September 30, 2010
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$908	$789	$—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,461	4,169	416

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the effect and classification of derivative instruments (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement Of Operations Classification	2011	2010	2011	2010
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (Loss) recognized in other comprehensive income, net of tax	—	$7,973	$(4,082)	$2,379	$1,072
Gain (Loss) reclassified from accumulated other comprehensive income to income for the effective portion	Cost of sales	(4,568)	2,054	(5,436)	614
Gain (Loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(940)	95	(1,586)	(1)
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	Cost of Sales	—	(1,078)	—	(7)
Gain (Loss) recognized in income	SG&A	(1,541)	(2,274)	3,218	2,040

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Inventory Purchase Obligations

Product purchase obligations for open production purchase orders for sourced apparel, footwear, accessories and equipment, and raw materials used in manufacturing were $328,901,000 at September 30, 2011.

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

Level 1 –	observable inputs such as quoted prices in active liquid markets;

Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2011 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$57,939	$—	$—	$57,939
Available-for-sale short-term investments (1)
Time deposits	2,423	—	—	2,423
Other current assets
Derivative financial instruments (Note 10)	—	8,357	—	8,357
Non-current assets
Mutual fund shares	2,261	—	—	2,261

Total assets measured at fair value	$62,623	$8,357	$—	$70,980

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 10)	$—	$2,585	$—	$2,585

Total liabilities measured at fair value	$—	$2,585	$—	$2,585

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$177,104	$—	$—	$177,104
Time deposits	7,510	—	—	7,510
U.S. Government-backed municipal bonds	—	5,560	—	5,560
Available-for-sale short-term investments (1)
Short-term municipal bond fund	15,624	—	—	15,624
U.S. Government-backed municipal bonds	—	53,188	—	53,188
Other current assets
Derivative financial instruments (Note 10)	—	1,166	—	1,166
Non-current assets
Mutual fund shares	1,670	—	—	1,670

Total assets measured at fair value	$201,908	$59,914	$—	$261,822

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 10)	$—	$7,003	$—	$7,003

Total liabilities measured at fair value	$—	$7,003	$—	$7,003

Assets and liabilities measured at fair value on a recurring basis at September 30, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$119,484	$—	$—	$119,484
Time deposits	7,505	—	—	7,505
U.S. Government-backed municipal bonds	—	6,238	—	6,238
Available-for-sale short-term investments (1)
Short-term municipal bond fund	25,572	—	—	25,572
U.S. Government-backed municipal bonds	—	36,785	—	36,785
Other current assets
Derivative financial instruments (Note 10)	—	832	—	832
Non-current assets
Mutual fund shares	1,452	—	—	1,452

Total assets measured at fair value	$154,013	$43,855	$—	$197,868

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 10)	$—	$3,303	$—	$3,303

Total liabilities measured at fair value	$—	$3,303	$—	$3,303

(1)	Investments have original maturities greater than three months but less than two years and are available for use in current operations.

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.

There were no assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011, December 31, 2010, or September 30, 2010.

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

Our quarterly net sales comparisons often vary significantly due to shifts in the timing of fall season shipments to international distributors that occur late in the second quarter or early in the third quarter and shifts in the timing of spring season shipments to international distributors that occur late in the fourth quarter or early in the first quarter. In addition, as our direct-to-consumer, Sorel and Columbia winter footwear businesses grow, we expect a greater proportion of net sales and operating income to occur in the fourth quarter.

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

Business Outlook

The business climate continues to present us with a great deal of uncertainty, with a number of variables that we rely on for planning purposes moving in opposing directions, making it more difficult to predict future results. Factors that could significantly affect our full year 2011 outlook include:

•	Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on order cancellations and reorders;

•	Changes in mix and volume of full price sales in contrast with closeout product sales;

•	Volatile input costs across our supply chain;

•	Increased fixed costs to support growth and our multi-year business process, supply chain and information technology infrastructure investments and projects;

•	Costs of expedited transportation;

•	Lower relative volume of department store sales in the United States;

•	Incremental sales through our expanding direct-to-consumer operations, which are not included in backlog;

•	Changes in consumer spending activity and sales fluctuations in our own retail stores; and

•	Fluctuating currency exchange rates.

Like other branded consumer product companies, our business is heavily dependent upon discretionary consumer spending patterns. Continuing high levels of unemployment and concerns about increasing consumer inflation rates in our key markets continue to pose significant challenges and risks.

Over the past two years we have made significant investments in our go-to-market process to position us for growth. Among other things we have:

•	Sharpened our focus on product innovation;

•	Built a multi-channel and multi-country direct-to-consumer platform, including expanded retail store and e-commerce operations;

•	Refocused our marketing efforts behind new brand campaigns and media strategies for each of our major brands; and

•	Restructured our sales organizations to build relationships with new partners and strengthen those with existing accounts.

As a result of these continuing efforts, we expect our selling, general and administrative (“SG&A”) expenses in 2011 to increase compared to 2010. In addition, we have begun to make improvements to our operational processes, involving significant investments in initiatives to improve our information technology infrastructure and our enterprise data and information management, which are designed to improve operational flexibility and performance. These investments are the foundation for a multi-year implementation of a new global enterprise resource planning, or ERP, system that began in late 2010.

As our business model and strategies have evolved, management expects certain trends to continue to affect our business and operating results, including:

•	A higher amount of fixed operating expenses to support, among other things, direct-to-consumer and direct sales activities and our multi-year ERP implementation;

•	A lower relative volume of U.S. department store sales;

•	An increasing percentage of growth from markets outside the U.S.; and

•	Increasing product input costs.

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

We typically ship the majority of our advance fall season orders to wholesale customers and independent distributors beginning in late June and continuing through November. Similarly, the majority of our advance spring season orders ship to wholesale customers and independent distributors beginning in late December and continuing through late May. Generally, orders are subject to cancellation prior to the date of shipment.

Our spring wholesale backlog at September 30, 2011 increased $26.5 million, or 7%, to $420.7 million from $394.2 million at September 30, 2010. Changes in foreign currency exchange rates compared with 2010 affected the spring wholesale backlog comparison by less than 1%. Our spring wholesale backlog reflects growth across each major brand, product category and three of our four regions. By product category, the spring wholesale backlog increase was led by sportswear, followed by outerwear, accessories and equipment and footwear. By brand, the spring wholesale backlog increase was led by the Columbia brand, followed by the Mountain Hardwear brand and Sorel brand. Wholesale backlog does not include anticipated sales to consumers through our own direct-to-consumer channels. Although we cannot predict with certainty any future results, our reported spring wholesale backlog is one indicator of our anticipated net sales for the spring 2012 selling season. Many factors, however, could cause actual wholesale sales to differ materially from the reported spring wholesale backlog, including the potential cancellation of orders by customers, capacity constraints in our supply chain resulting in delivery delays, changes in foreign currency exchange rates and changes in macro-economic conditions. Moreover, our spring wholesale backlog should not be used in forecasting sales beyond the spring 2012 selling season.

Results of Operations

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes that appear elsewhere in this quarterly report. All references to quarters relate to the quarter ended September 30 of the particular year.

Highlights of the Third Quarter of 2011

•

Net sales for the third quarter of 2011 increased $62.8 million, or 12%, to $566.8 million from $504.0 million for the third quarter of 2010, including approximately a three percentage point benefit from changes in foreign currency exchange rates.

•	Net income for the third quarter of 2011 increased 29% to $67.5 million, or $1.98 per diluted share, compared to $52.2 million, or $1.53 per diluted share, for the third quarter of 2010.

•

Spring wholesale backlog at September 30, 2011 increased $26.5 million, or 7%, to $420.7 million compared to September 30, 2010. Changes in foreign currency exchange rates compared with 2010 affected the spring wholesale backlog comparison by less than 1%.

•	We paid quarterly cash dividends of $0.22 per share, or $7.4 million, in the third quarter of 2011.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30 ,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.0	57.5	56.2	57.3

Gross profit	44.0	42.5	43.8	42.7
Selling, general and administrative expense	29.5	29.4	37.3	36.7
Net licensing income	0.8	0.5	0.9	0.5

Income from operations	15.3	13.6	7.4	6.5
Interest income, net	0.1	0.0	0.1	0.1

Income before income tax	15.4	13.6	7.5	6.6
Income tax expense	(3.5)	(3.3)	(1.8)	(1.6)

Net income	11.9%	10.3%	5.7%	5.0%

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

Net Sales: Consolidated net sales increased $62.8 million, or 12%, to $566.8 million for the third quarter of 2011 from $504.0 million for the comparable period in 2010. Net sales increased across each of our major brands, all geographic regions and three of our four product categories. Changes in foreign currency exchange rates compared with the third quarter of 2010 contributed approximately a three percentage point benefit to the consolidated net sales comparison.

Sales by Brand

Net sales by brand are summarized in the following table:

	Three Months Ended September 30,
	2011	2010	% Change
	(In millions, except for percentage changes)
Columbia	$447.8	$430.3	4%
Mountain Hardwear	44.7	38.2	17%
Sorel	72.0	33.4	116%
Other	2.3	2.1	10%

	$566.8	$504.0	12%

The net sales increase was led by the Sorel brand, followed by the Columbia brand and Mountain Hardwear brand. The Sorel brand net sales increase was led by the EMEA region, followed by the United States, Canada and the LAAP region.

Sales by Geographic Region

Net sales by geographical region are summarized in the following table:

	Three Months Ended September 30,
	2011	2010	% Change
	(In millions, except for percentage changes)
United States	$333.6	$325.6	2%
LAAP	72.8	59.0	23%
EMEA	100.3	66.3	51%
Canada	60.1	53.1	13%

	$566.8	$504.0	12%

Net sales in the United States increased $8.0 million, or 2%, to $333.6 million for the third quarter of 2011 from $325.6 million for the comparable period in 2010. The increase in net sales in the United States was concentrated in footwear and the Sorel brand. The net sales increase by channel consisted of a net sales increase in our direct-to-consumer business, partially offset by a slight net sales decrease in our wholesale business. The net sales increase in our direct-to-consumer business was driven by strong comparable store sales growth, increased e-commerce sales and the addition of 3 new outlet stores. The net sales decrease in our wholesale business was the result of a planned shift in the timing of shipments of fall 2011 advance orders between the third and fourth quarters, compared with fall 2010.

Net sales in the LAAP region increased $13.8 million, or 23%, to $72.8 million for the third quarter of 2011 from $59.0 million for the comparable period in 2010. Changes in foreign currency exchange rates compared with the third quarter of 2010 contributed approximately a nine percentage point benefit to the LAAP net sales comparison. The net sales increase in the LAAP region was spread across all product categories and was primarily concentrated in the Columbia brand. The LAAP net sales increase was led by Japan, followed by Korea, partially offset by a net sales decrease in our LAAP distributor business. The net sales increase in Japan was due to increased sales of Columbia brand product and the favorable effect of foreign currency exchange rates. The increase in Korea net sales was primarily due to increased retail sales of the Columbia and Mountain Hardwear brands. The net sales decrease in our LAAP distributor business reflected a shift in the timing of shipments as a higher percentage of fall 2011 advance orders were shipped and recorded as sales in the second quarter of 2011, while a higher percentage of fall 2010 advance orders were shipped and recorded as sales in the third quarter of 2010.

Net sales in the EMEA region increased $34.0 million, or 51%, to $100.3 million for the third quarter of 2011 from $66.3 million for the comparable period in 2010. Changes in foreign currency exchange rates compared with the third quarter of 2010 contributed approximately a thirteen percentage point benefit to the EMEA net sales comparison. The net sales increase in the EMEA region was concentrated in footwear and was driven by the Sorel brand, followed by the Columbia brand. The EMEA net sales increase was concentrated in our direct business, followed by our distributor business.

Net sales in Canada increased $7.0 million, or 13%, to $60.1 million for the third quarter of 2011 from $53.1 million for the comparable period in 2010. Changes in foreign currency exchange rates compared with 2010 contributed approximately a nine percentage point benefit to the Canada net sales comparison. The increase in net sales was concentrated in the Sorel brand. By product category, the increase in net sales was concentrated in footwear.

Sales by Product Category

Net sales by product category are summarized in the following table:

	Three Months Ended September 30,
	2011	2010	% Change
	(In millions, except for percentage changes)
Outerwear	$222.5	$223.9	(1)%
Sportswear	179.8	168.2	7%
Footwear	128.6	82.8	55%
Accessories and Equipment	35.9	29.1	23%

	$566.8	$504.0	12%

Net sales of outerwear decreased $1.4 million, or 1%, to $222.5 million for the third quarter of 2011 from $223.9 million for the comparable period in 2010. Decreases in outerwear net sales in the United States and, to a lesser degree, Canada were partially offset by net sales increases in the LAAP and EMEA regions.

Net sales of sportswear increased $11.6 million, or 7%, to $179.8 million for the third quarter of 2011 from $168.2 million for the comparable period in 2010. The increase in sportswear net sales was concentrated in our regions outside the United States and was led by the Mountain Hardwear brand, followed by the Columbia brand.

Net sales of footwear increased $45.8 million, or 55%, to $128.6 million for the third quarter of 2011 from $82.8 million for the comparable period in 2010. The increase in footwear net sales was primarily concentrated in the Sorel brand, followed by the Columbia brand and was led by the EMEA region, followed by the United States, Canada and the LAAP region. The net sales increase in footwear in the EMEA region was concentrated in our direct business. The footwear net sales increase in the United States region was led by our wholesale business, followed by our direct-to-consumer business.

Net sales of accessories and equipment increased $6.8 million, or 23%, to $35.9 million for the third quarter of 2011 from $29.1 million for the comparable period in 2010. The increase in accessories and equipment net sales was spread across all regions and was primarily concentrated in the Columbia brand.

Gross Profit: Gross profit, as a percentage of net sales, increased to 44.0% for the third quarter of 2011 from 42.5% for the comparable period in 2010 predominantly driven by lower air freight costs. Other factors favorably impacting gross margin included:

•	A lower proportion of shipments to EMEA and LAAP distributors, which carry lower gross margins than direct wholesale and direct-to-consumer sales;

•	Increased direct-to-consumer sales at higher gross margins; and

•	Favorable foreign currency hedge rates;

partially offset by:

•	A higher volume of close-out product sales at lower gross margins; and

•	Increased product costs.

Our gross profits may not be comparable to those of other companies in our industry because some include all of the costs related to their distribution network in cost of sales, while we, like many others, include these expenses as a component of SG&A expense.

Selling, General and Administrative Expense: SG&A expense includes all costs associated with our design, merchandising, marketing, distribution and corporate functions, including related depreciation and amortization.

SG&A expense increased $19.3 million, or 13%, to $167.4 million for the third quarter of 2011 from $148.1 million for the comparable period in 2010. The SG&A expense increase was primarily due to:

•	The expansion of direct-to-consumer operations globally,

•	The unfavorable effect of foreign currency translation,

•	Information technology initiatives, including our ERP implementation, and

•	Additions to staff and other expenses to support business initiatives and growth.

SG&A expense increased to 29.5% of net sales for the third quarter of 2011 from 29.4% of net sales for the comparable period in 2010. Depreciation and amortization included in SG&A expense totaled $10.9 million for the third quarter of 2011, compared to $9.3 million for the same period in 2010.

Net Licensing Income: Net licensing income increased $2.1 million to $4.4 million for the third quarter of 2011 from $2.3 million for the same period in 2010, primarily due to increased apparel and footwear licensing income in the LAAP region.

Interest Income, Net: Net interest income was $0.5 million for the third quarter of 2011 compared to $0.1 million for the same period in 2010. Interest income increased due to higher average interest rates on cash equivalents and short-term investments and interest on income tax refunds compared to the same period in 2010. Interest expense was nominal for the third quarter of 2011 and for the comparable period in 2010.

Income Tax Expense: Income tax expense increased to $19.5 million for the third quarter of 2011 from $16.5 million for the comparable period in 2010. Our effective income tax rate was 22.4% for the third quarter of 2011 compared to 24.0% for the same period in 2010. Our effective income tax rate decreased primarily because we earned a higher proportion of our income from foreign jurisdictions with tax rates that are generally lower than the U.S. tax rate.

Net Income: Net income increased $15.3 million, or 29%, to $67.5 million for the third quarter of 2011 from $52.2 million for the comparable period in 2010. Diluted earnings per share was $1.98 for the third quarter of 2011, compared to $1.53 for the third quarter of 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net Sales: Consolidated net sales increased $141.7 million, or 14%, to $1,167.9 million for the nine months ended September 30, 2011 from $1,026.2 million for the comparable period in 2010. Net sales increased across each of our major brands, all geographic regions and all product categories. Changes in foreign currency exchange rates, compared with the nine months ended September 30, 2010, contributed approximately a three percentage point benefit to the consolidated net sales comparison.

Sales by Brand

Net sales by brand are summarized in the following table:

	Nine Months Ended September 30,
	2011	2010	% Change
	(In millions, except for percentage changes)
Columbia	$975.0	$897.4	9%
Mountain Hardwear	99.1	82.1	21%
Sorel	86.0	39.2	119%
Other	7.8	7.5	4%

	$1,167.9	$1,026.2	14%

The net sales increase was led by the Columbia brand, followed by the Sorel brand and Mountain Hardwear brand. The Columbia brand net sales increase was led by the LAAP region, followed by the EMEA region, the United States and Canada.

Sales by Geographic Region

Net sales by geographical region are summarized in the following table:

	Nine Months Ended September 30,
	2011	2010	% Change
	(In millions, except for percentage changes)
United States	$655.1	$622.5	5%
LAAP	216.7	166.9	30%
EMEA	198.3	151.8	31%
Canada	97.8	85.0	15%

	$1,167.9	$1,026.2	14%

Net sales in the United States increased $32.6 million, or 5%, to $655.1 million for the nine months ended September 30, 2011 from $622.5 million for the comparable period in 2010. The increase in net sales in the United States by product category was led by footwear and included increased net sales in all product categories. The net sales increase by brand was led by the Sorel brand, followed by the Mountain Hardwear brand and the Columbia brand. The net sales increase by channel consisted of a net sales increase in our direct-to-consumer business, partially offset by a slight net sales decrease in our wholesale business. The net sales increase in our direct-to-consumer business was driven by strong comparable store sales growth, increased e-commerce sales and the addition of 3 new outlet stores.

Net sales in the LAAP region increased $49.8 million, or 30%, to $216.7 million for the nine months ended September 30, 2011 from $166.9 million for the comparable period in 2010. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2010, contributed approximately a nine percentage point benefit to the LAAP net sales comparison. The net sales increase in the LAAP region by product category was concentrated in outerwear and sportswear and included increased net sales in all product categories. The LAAP net sales increase was primarily concentrated in the Columbia brand and was led by Korea, followed by Japan and our LAAP distributor business. The increase in Korea net sales was primarily due to increased sales from existing stores, followed by a greater number of retail stores operating at September 30, 2011 than at September 30, 2010. The increase in Japan net sales was primarily the result of the favorable effect of foreign currency exchange rates and increased wholesale net sales in the sports chain channel.

Net sales in the EMEA region increased $46.5 million, or 31%, to $198.3 million for the nine months ended September 30, 2011 from $151.8 million for the comparable period in 2010. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2010 contributed approximately a seven percentage point benefit to the EMEA net sales comparison. By product category, the increase in net sales was concentrated in footwear and included increased net sales in all product categories. The EMEA net sales increase was led by the Sorel brand, followed by the Columbia brand. The EMEA net sales increase was led by our direct business, followed by our distributor business.

Net sales in Canada increased $12.8 million, or 15%, to $97.8 million for the nine months ended September 30, 2011 from $85.0 million for the comparable period in 2010. Changes in foreign currency exchange rates compared with 2010 contributed approximately an eight percentage point benefit to the Canada net sales comparison. By product category, the increase in net sales was concentrated in footwear and sportswear. The increase in net sales was led by the Sorel brand, followed by the Columbia and Mountain Hardwear brands.

Sales by Product Category

Net sales by product category are summarized in the following table:

	Nine Months Ended September 30,
	2011	2010	% Change
	(In millions, except for percentage changes)
Outerwear	$383.4	$354.9	8%
Sportswear	470.2	436.5	8%
Footwear	233.0	167.6	39%
Accessories and Equipment	81.3	67.2	21%

	$1,167.9	$1,026.2	14%

Net sales of outerwear increased $28.5 million, or 8%, to $383.4 million for the nine months ended September 30, 2011 from $354.9 million for the comparable period in 2010. The increase in outerwear net sales was concentrated in the Columbia brand in the LAAP and EMEA regions.

Net sales of sportswear increased $33.7 million, or 8%, to $470.2 million for the nine months ended September 30, 2011 from $436.5 million for the comparable period in 2010. The increase in sportswear net sales was led by the Columbia brand, followed by the Mountain Hardwear brand, and was led by the LAAP region, followed by the United States, the EMEA region and Canada.

Net sales of footwear increased $65.4 million, or 39%, to $233.0 million for the nine months ended September 30, 2011 from $167.6 million for the comparable period in 2010. The increase in footwear net sales was led by the Sorel brand, followed by the Columbia brand and was led by the EMEA region, followed by the United States, the LAAP region and Canada. The net sales increase in footwear in the EMEA region was concentrated in our direct business. The footwear net sales increase in the United States was led by our wholesale business, followed by our direct-to-consumer business.

Net sales of accessories and equipment increased $14.1 million, or 21%, to $81.3 million for the nine months ended September 30, 2011 from $67.2 million for the comparable period in 2010. The increase in accessories and equipment net sales was primarily concentrated in the Columbia brand in the United States and the LAAP region.

Gross Profit: Gross profit, as a percentage of net sales, increased to 43.8% for the nine months ended September 30, 2011 from 42.7% for the comparable period in 2010. Gross profit expansion was predominately driven by lower airfreight costs compared to the same period last year. Other factors favorably impacting gross margin included:

•	Favorable foreign currency hedge rates;

•	Improved gross margins on close-out product sales; and

•	A higher proportion of direct-to-consumer sales at higher gross margins;

partially offset by:

•	Increased product costs; and
•	A higher proportion of close-out product sales.

Selling, General and Administrative Expense: SG&A expense increased $58.9 million, or 16%, to $436.0 million for the nine months ended September 30, 2011 from $377.1 million for the comparable period in 2010. The SG&A expense increase was primarily due to:

•	Expansion of direct-to-consumer operations globally;

•	The unfavorable effect of foreign currency translation;

•	Information technology initiatives, including our ERP implementation; and

•	Additions to staff and other expenses to support business initiatives and growth.

SG&A expense increased to 37.3% of net sales for the nine months ended September 30, 2011 from 36.7% of net sales for the comparable period in 2010. Depreciation and amortization included in SG&A expense totaled $31.6 million for the nine months ended September 30, 2011, compared to $27.4 million for the same period in 2010.

Net Licensing Income: Net licensing income increased $5.5 million to $10.4 million for the nine months ended September 30, 2011 from $4.9 million for the same period in 2010, primarily due to increased apparel and footwear licensing income in the LAAP region.

Interest Income, Net: Net interest income was $1.2 million for the nine months ended September 30, 2011 compared to $1.1 million for the same period in 2010. Interest income increased due to higher average interest rates on cash equivalents and short-term investments compared to the same period in 2010. Interest expense was nominal for the nine months ended September 30, 2011 and for the comparable period in 2010.

Income Tax Expense: Income tax expense increased to $20.4 million for the nine months ended September 30, 2011 from $16.6 million for the comparable period in 2010. Our effective income tax rate was 23.4% for the nine months ended September 30, 2011 compared to 24.6% for the same period in 2010. Our effective income tax rate decreased primarily because we earned a higher proportion of our income from foreign jurisdictions with tax rates that are generally lower than the U.S. tax rate.

Net Income: Net income increased $16.0 million, or 31%, to $66.8 million for the nine months ended September 30, 2011 from $50.8 million for the comparable period in 2010. Diluted earnings per share was $1.95 for the nine months ended September 30, 2011, compared to $1.49 for comparable period in 2010.

Liquidity and Capital Resources

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At September 30, 2011, we had total cash and cash equivalents of $87.9 million, compared to $234.3 million at December 31, 2010 and $173.9 million at September 30, 2010. In addition, we had short-term investments of $2.4 million at September 30, 2011, compared to $68.8 million at December 31, 2010 and $62.4 million at September 30, 2010. At September 30, 2011, approximately 35% of our cash and short-term investments were held in foreign jurisdictions where a repatriation of those funds to the United States would likely result in a significant tax cost to the Company.

Net cash used in operating activities was $142.0 million for the nine months ended September 30, 2011, compared to $108.1 million for the same period in 2010. The increase in cash used in operating activities for the nine months ended September 30, 2011 reflected the combined effect of lower increases in accounts payable and accrued liabilities compared with the 2010 period, a decrease in income taxes payables compared to an increase in the 2010 period and an increase in prepaid expenses compared to a decrease in the 2010 period, partially offset by higher net income in the 2011 period and lower increases in accounts receivable and inventory compared to the 2010 period.

Net cash provided by investing activities was $26.3 million for the nine months ended September 30, 2011, compared to net cash used in investing activities of $76.9 million for the comparable period in 2010. For the 2011 period, net cash provided by investing activities primarily consisted of $66.3 million from net sales of short-term investments, partially offset by $41.4 million for capital expenditures. For the 2010 period, net cash used in investing activities primarily consisted of $39.6 million in net purchases of short-term investments and $38.8 million for acquisitions and capital expenditures.

Net cash used in financing activities was $28.9 million for the nine months ended September 30, 2011, compared to $26.9 million for the comparable period in 2010. For the 2011 period, net cash used in financing activities primarily consisted of dividend payments of $21.7 million and the repurchase of common stock at an aggregate price of $19.3 million, partially offset by net proceeds from stock plan activity of $7.4 million. For the 2010 period, net cash used in financing activities primarily consisted of dividend payments of $18.2 million and the repurchase of common stock at an aggregate price of $13.8 million, partially offset by proceeds from issuance of common stock of $4.7 million.

We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At September 30, 2011, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have local currency operating lines in place guaranteed by us with a combined limit of approximately $90.4 million at September 30, 2011, of which $3.3 million is designated as a European customs guarantee. At September 30, 2011, no balance was outstanding under these lines of credit.

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

Off-Balance Sheet Arrangements

We have arrangements in place to facilitate the import and purchase of inventory through import letters of credit. We maintain unsecured and uncommitted import lines of credit with a combined limit of $15.0 million at September 30, 2011 available for issuing documentary letters of credit. At September 30, 2011, no balance was outstanding under these letters of credit.

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

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, an increasing percentage of our anticipated sales growth is being driven by our winter footwear business (both Sorel and Columbia brands) and the majority of these advance orders typically schedule to ship in the fourth quarter. Combined with the anticipated growth of our direct-to-consumer business, this growth is expected to result in net sales and operating income being more heavily weighted toward the fourth quarter compared with prior years. As a result, our profitability may be materially affected if management is not able to timely adjust expenses in reaction to adverse events such as unfavorable weather, weak consumer spending patterns or unanticipated levels of order cancellations.

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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 through July 31, 2011	—	—	—	$78,763,000
August 1, 2011 through August 31, 2011	281,086	$51.45	281,086	64,301,000
September 1, 2011 through September 30, 2011	102,257	47.55	102,257	59,438,000

Total	383,343	$50.41	383,343	$59,438,000

(1)

Since the inception of the Company’s stock repurchase plan in 2004 through September 30, 2011, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of September 30, 2011, the Company had repurchased 9,574,233 shares under this program at an aggregate purchase price of approximately $440,562,000, including $2,896,000 not yet settled. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 6 – EXHIBITS

(a)	Exhibits

10.1	Second Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated September 20, 2011 (incorporated by reference to the Company’s Form 8-K filed on September 21, 2011) (File No. 0-23939).

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Senior Vice President, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Senior Vice President, Chief Financial Officer and Treasurer

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: November 4, 2011	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)