Form 10-K
period 2011-12-31
COLUMBIA SPORTSWEAR CO
filed 2012-02-28
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $790,488,000 based on the last reported sale price of the Company’s Common Stock as reported by the NASDAQ Global Select Market System on that day.

The number of shares of Common Stock outstanding on February 17, 2012 was 33,719,581.

Part III is incorporated by reference from the registrant’s proxy statement for its 2012 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2011.

COLUMBIA SPORTSWEAR COMPANY

DECEMBER 31, 2011

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

Our brands are distributed through a mix of wholesale distribution channels, our own direct-to-consumer channels (retail stores and e-commerce), independent distributors and licensees. In 2011, our products were sold in approximately 100 countries. We employ creative marketing strategies designed to increase demand, and to create and reinforce consumer awareness of our brands. All of our products are manufactured by independent factories located outside the United States.

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

Seasonality and Variability of Business

Our business is affected by the general seasonal trends common to the outdoor industry and is heavily dependent upon discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our product mix is weighted substantially toward the fall season, while our operating costs are more equally distributed throughout the year. Since 2008, the expansion of our direct-to-consumer operations has increased the proportion of sales and profits that we generate in the fourth calendar quarter. As a result, our sales and profits tend to be highest in the third and fourth calendar quarters. In 2011, approximately 65 percent of our net sales and all of our profitability were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.

Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in economic conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, and the continued popularity of outdoor activities as part of an active lifestyle in key markets. The current economic environment in key markets, coupled with inflationary cost pressures and input cost volatility, has reduced the predictability of our business.

For further discussion regarding the effects of the macro-economic environment on our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Products

We provide high quality apparel, footwear, accessories and equipment for use in a wide range of outdoor activities by men, women and youth, designed to keep the consumer warm or cool, dry and protected. A large percentage of our products are also worn for casual or leisure purposes. The durability and functionality of our products make them ideal for a wide range of outdoor activities. Our products serve a broad range of consumers including elite mountain climbers, winter outdoor enthusiasts, hunting and fishing enthusiasts, top endurance trail runners, and outdoor-inspired consumers. We also market licensed collegiate apparel and accessories under our Columbia brand.

We develop and manage our merchandise in two principal categories: (1) apparel, accessories and equipment and (2) footwear. The following table presents the net sales and approximate percentages of net sales attributable to each of our principal product categories for each of the last three years ended December 31 (dollars in millions). In 2011, we consolidated our categorical net sales reporting from four categories to two categories to better reflect product category management oversight and structure. Net sales within the new apparel, accessories and equipment product category consist of the combination of previously reported net sales of the outerwear, sportswear and accessories and equipment product categories. The footwear product categorical reporting remained unchanged. Previously reported product category net sales information for fiscal years 2010 and 2009 has been recast to reflect this change.

	2011		2010		2009
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Apparel, accessories and equipment	$1,334.9	78.8%	$1,213.3	81.8%	$1,029.4	82.7%
Footwear	359.1	21.2	270.2	18.2	214.6	17.3

Total	$1,694.0	100.0%	$1,483.5	100.0%	$1,244.0	100.0%

Apparel, accessories and equipment

We design, develop, market and distribute apparel, accessories and equipment for men, women and youth under our Columbia and Mountain Hardwear brands. Our products incorporate the cumulative design, fabrication, fit and construction technologies that we have pioneered over several decades and that we continue to innovate. Our apparel, accessories and equipment are designed to be used during a wide variety of outdoor activities, such as skiing, snowboarding, hiking, climbing, mountaineering, camping, hunting, fishing, trail running, water sports and adventure travel.

Footwear

We design, develop, market and distribute footwear products for men and women under our Columbia, Sorel and Montrail brands and for youth under our Columbia and Sorel brands. Our footwear products seek to address the needs of outdoor consumers who participate in activities that typically involve challenging or unusual terrain in a variety of weather and trail conditions. Our footwear products include durable, lightweight hiking boots, trail running shoes, rugged cold weather boots for activities on snow and ice, sandals for use in amphibious activities, and casual shoes for everyday use. Our Sorel brand primarily offers premium cold weather footwear for men, women and youth along with a Spring offering for men and women, with an increasing focus on young, fashion-conscious female consumers.

Product Design and Innovation

We are committed to designing innovative and functional products for consumers who participate in a wide range of outdoor activities, enabling them to enjoy those activities longer and in greater comfort by keeping them warm or cool, dry and protected. We also place significant value on product design and fit (the overall appearance and image of our products) that, along with technical performance features, distinguish our products in the marketplace.

Our research and development efforts are led by an internal team of specialists who work closely with independent suppliers to develop innovative technologies and products that provide the unique performance benefits needed by consumers during outdoor activities. We have established working relationships with specialists in the fields of chemistry, biochemistry, engineering, industrial design, materials research, graphic design, electronics and related fields. We utilize these relationships, along with consumer feedback, to develop and test innovative performance products, processes, packaging and displays. We believe that these efforts, coupled with our technical innovation efforts, represent key factors in the past and future success of our products.

In September 2010, we acquired the intellectual property and other assets comprising the OutDry® brand and related business including patented and patent-pending construction methods that bond a waterproof, breathable membrane directly to the inside of the outermost layer of a shoe or glove. We have incorporated the OutDry technology in select Columbia, Mountain Hardwear and Montrail products, and also license the technology to other footwear and glove brands within and beyond the outdoor industry.

Intellectual Property

We own many trademarks, including Columbia Sportswear Company®, Columbia®, Sorel®, Mountain Hard Wear®, Montrail®, OutDry®, Pacific Trail®, the Columbia diamond shaped logo, the Mountain Hardwear nut logo and the Sorel polar bear logo, as well as many other trademarks relating to our brands, products, styles and technologies. We believe that our trademarks are an important factor in creating a market for our products, in identifying our Company, and in differentiating our products from competitors’ products. We have design, process and utility patents as well as pending patent applications in the United States and other nations. We file applications for United States and foreign patents for inventions, designs and improvements that we believe have commercial value; however, these patents may or may not ultimately be issued or used in our business. We believe our success primarily depends on our ability to continue offering innovative solutions to consumer needs through design, research, development and production advancements rather than our ability to secure patents. The technologies, processes and designs described in our patents are incorporated into many of our most important products and expire at various times. We vigorously protect these proprietary rights against counterfeit reproductions and other infringing activities. Additionally, we license our Columbia trademarks across a range of apparel, footwear, accessories and equipment.

Sales and Distribution

We sell our products through a mix of wholesale distribution channels, our own direct-to-consumer channels, independent distributors and licensees. The majority of our sales are generated through wholesale channels which include small, independently operated specialty outdoor and sporting goods stores, regional, national and international sporting goods chains, and large regional, national and international department store chains. We sell our products to independent distributors in various countries where we generally do not have direct sales operations.

We sell our products directly to consumers through our own network of branded and outlet retail stores and online in each of our geographic segments. Our direct-to-consumer operations are designed to elevate consumer perception of our brands, manage inventory, increase consumer and retailer awareness of and demand for our products, model compelling retail environments for our products and build stronger emotional brand connections with consumers over time. Our branded retail stores allow us to showcase a broad selection of products and to support the brand’s positioning with fixtures and imagery that may then be replicated and offered for use by our wholesale customers. These stores provide high visibility for our brands and products and help us to monitor the needs and preferences of consumers. In addition, we operate outlet stores, which serve an important role in our overall inventory management by allowing us to sell a significant portion of excess, discontinued and out-of-season products while maintaining the integrity of our brands. E-commerce sales are a growing portion of our total direct-to-consumer sales.

We operate in four geographic segments: (1) the United States, (2) Latin America and Asia Pacific (“LAAP”), (3) Europe, Middle East and Africa (“EMEA”), and (4) Canada, which are reflective of our internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of active outdoor apparel, footwear, accessories and equipment. The following table presents net sales to unrelated entities and approximate percentages of net sales by geographic segment for each of the last three years (dollars in millions):

	2011		2010		2009
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
United States	$948.0	56.0%	$881.0	59.4%	$736.9	59.2%
LAAP	341.0	20.1	263.4	17.7	203.2	16.3
EMEA	275.4	16.3	222.4	15.0	197.4	15.9
Canada	129.6	7.6	116.7	7.9	106.5	8.6

Total	$1,694.0	100.0%	$1,483.5	100.0%	$1,244.0	100.0%

United States

The United States accounted for 56.0% of our net sales for 2011. We sell our products in the United States to approximately 3,500 wholesale customers and through our own direct-to-consumer channels. As of December 31, 2011, we operated 43 outlet retail stores and 8 branded retail stores in various locations in the United States. We also sell Columbia, Mountain Hardwear, Sorel and Montrail products through e-commerce websites. In addition, we earn licensing income in the United States based on our licensees’ sale of licensed products.

We distribute the majority of our products sold in the United States from distribution centers that we own and operate in Portland, Oregon and Robards, Kentucky. In some instances, we arrange to have products shipped from the independent factories that manufacture our products through third party logistics vendors and/or directly to wholesale customer-designated facilities in the United States.

LAAP

The LAAP region accounted for 20.1% of our net sales for 2011. We sell our products in the LAAP region to approximately 300 wholesale customers in Japan and Korea and to approximately 14 independent distributors that sell to approximately 700 wholesale customers in locations throughout the LAAP region, including Australia, New Zealand, Latin America and Asia. In addition, as of December 31, 2011, there were 111 and 236 dealer-operated, branded, outlet and shop-in-shop locations in Japan and Korea, respectively. We also sell Columbia, Mountain Hardwear, Sorel and Montrail products through e-commerce websites in Japan and Korea. In addition, we earn licensing income in our LAAP region based on our distributors’ production and sale of licensed products.

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

EMEA

Sales in our EMEA region accounted for 16.3% of our net sales for 2011. We sell our products in the EMEA region to approximately 6,600 wholesale customers and to approximately 10 independent distributors that sell to approximately 700 wholesale customers in locations throughout the EMEA region, including Russia, portions of Europe, the Middle East and Africa. In addition, as of December 31, 2011, we operated 7 outlet retail stores and 3 branded retail stores in various locations in Western Europe. We also sell Columbia and Sorel products through e-commerce websites in Austria, Belgium, France, Germany, Italy, Netherlands, Spain and the United Kingdom.

We distribute the majority of our products sold to EMEA wholesale customers and our own retail stores from a distribution center that we own and operate in Cambrai, France. The majority of sales to our EMEA distributors are shipped directly from the independent factories that manufacture our products.

Canada

Sales in Canada accounted for 7.6% of our net sales for 2011. We sell our products in Canada to approximately 1,200 wholesale customers. In addition, as of December 31, 2011, we operated two outlet retail stores in Canada. We also sell Columbia and Sorel products through e-commerce websites in Canada.

We distribute the majority of our products sold in Canada through two distribution centers in Strathroy, Ontario. We lease one of these facilities and own the other. In December 2011, we acquired a facility in London, Ontario where we plan to consolidate our Canadian distribution functions. In some instances, we arrange to have products shipped directly from the independent factories that manufacture our products to customer-designated facilities in Canada.

Marketing

We believe our brand names and trademarks provide a competitive advantage and help to differentiate our products in the marketplace. Marketing programs are an integral part of our global strategy to build brand equity, raise global brand relevance and awareness, infuse our brands with excitement and stimulate consumer demand for our products worldwide. During 2011, the cost of our marketing programs represented approximately 5.0% of net sales.

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

We employ a staff of in-store marketing and merchandising coordinators, who visit our customers’ retail locations in major cities around the world to ensure that our products are favorably presented. We also reinforce our marketing and product innovation messages through selected sponsorships of key outdoor influencers, organizations, events and teams who serve as inspirational models of excellence to consumers.

Our global internet marketing sites are used by consumers to research our products’ features and benefits, to interact with content created to inform and entertain about each brand and its technologies, to be directed to nearby retailers where they can purchase our products, and to directly purchase products for delivery in most of our major direct-distribution markets.

Working Capital Utilization

We design, develop, market and distribute our products, but do not own or operate manufacturing facilities. As a result, most of our capital is invested in short-term working capital assets, including cash and cash equivalents, short-term investments, accounts receivable from customers, and finished goods inventory. At December 31, 2011, working capital assets accounted for approximately 76% of total assets. As a result, the degree to which we efficiently utilize our working capital assets can have a significant impact on our profitability, cash flows and return on invested capital. The overall goals of our working capital management efforts are to maintain the minimum level of inventory necessary to deliver goods on time to our customers to satisfy end consumer demand, and to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers.

Demand Planning and Inventory Management

As a branded consumer products company, inventory represents one of the largest and riskiest capital commitments in our business model. We design and develop our seasonal product lines 12 to 18 months in advance of their availability to consumers in retail stores. As a result, our ability to forecast and produce the individual product styles that match ultimate seasonal wholesale customer and end-consumer demand and to deliver products to our customers in a timely and cost-effective manner can significantly affect our sales, gross margins and profitability. For this reason, we maintain and continue to make substantial investments in information systems, processes and personnel that support our ongoing demand planning efforts. The goals of our demand planning efforts are to develop a collaborative forecast that drives the timely purchase of an adequate amount of inventory to satisfy demand, to minimize transportation and expediting costs necessary to deliver products to customers by their requested delivery dates, and to minimize excess inventory to avoid liquidating excess, end-of-season goods at discounted prices. Failure to achieve our demand planning goals could reduce our revenues and/or increase our costs, which would negatively affect our gross margins, profitability and brand strength.

In order to manage inventory risk, we use incentive discounts to encourage our wholesale customers and independent distributors to place orders at least six months in advance of scheduled delivery. We generally solicit orders from wholesale customers and independent distributors for the fall and spring seasons based on seasonal ordering deadlines that we establish to aid our efforts to plan manufacturing volumes to meet demand for each of our selling seasons.

We use those advance orders, together with forecasted demand from our direct-to-consumer operations, market trends, historical data, customer and sales feedback and other important factors to estimate the volumes of each product to purchase from our suppliers around the world. From the time of initial order through production, receipt and delivery, we attempt to manage our inventory to reduce risk. We typically ship the majority of our advance fall season orders to wholesale customers and independent distributors beginning in June and continuing through November. Similarly, the majority of our advance spring season orders ship to wholesale customers and independent distributors beginning in December and continuing through May. Generally, orders are subject to cancellation prior to the date of shipment.

Our inventory management efforts cannot entirely eliminate inventory risk due to the inherently unpredictable nature of unseasonable weather, consumer demand, the ability of customers to cancel their advance orders prior to shipment, and other variables that affect our customers’ ability to take delivery of their advance orders when originally scheduled. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place a significant amount of orders for our products with independent factories prior to receiving our customers’ advance orders and we maintain an inventory of select products that we anticipate will be in greatest demand. In addition, we build calculated amounts of inventory to support estimated at-once orders from customers and auto-replenishment orders on certain long-lived styles.

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

Sourcing and Manufacturing

We do not own or operate manufacturing facilities and virtually all of our products are manufactured to our specifications by independent factories located outside the United States. We generally do not maintain long-term manufacturing commitments. We believe that the use of independent factories enables us to substantially limit our capital expenditures and avoid the costs and risks associated with owning and operating large production facilities and managing large labor forces. We also believe that the use of independent factories greatly increases our production capacity, maximizes our flexibility and improves our product pricing. We manage our supply chain from a global and regional perspective and adjust as needed to changes in the global production environment, including political risks, factory capacity, import limitations and costs, raw material costs, availability and cost of labor and transportation costs. However, without long-term or reserved commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing terms.

Our apparel, accessories and equipment are manufactured in more than 15 countries with Vietnam and China accounting for approximately 73% of our 2011 apparel, accessories and equipment production. Our footwear is manufactured in three countries, with China and Vietnam accounting for approximately 92% of our 2011 footwear production.

Our five largest apparel, accessories and equipment factory groups accounted for approximately 25% of 2011 global apparel, accessories and equipment production, with the largest factory group accounting for 9% of 2011 global apparel, accessories and equipment production. Our five largest footwear factory groups accounted for approximately 72% of 2011 global footwear production, with the largest factory group accounting for 25% of 2011 global footwear production. In addition, a single vendor supplies substantially all of the zippers used in our products. Most of our largest suppliers have multiple factory locations, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on our business.

We maintain 13 manufacturing liaison offices in a total of seven Asian countries. We also maintain a manufacturing liaison office in Richmond, California. Personnel in these manufacturing liaison offices are direct employees of Columbia, and are responsible for overseeing production at our independent factories. We believe that having employees physically located in these regions enhances our ability to monitor factories for compliance with our policies, procedures and standards related to quality, delivery, pricing and labor practices. Our quality assurance process is designed to ensure that our products meet our quality standards. We believe that our quality assurance process is an important and effective means of maintaining the quality and reputation of our products. In addition, independent contractors that manufacture products for us are subject to our Standards of Manufacturing Practices (“SMP”). Columbia sources products around the world and values legal, ethical and fair treatment of people involved in manufacturing our products. Each factory producing products for us is monitored regularly against these standards. Additional information about SMP and corporate responsibility programs may be found at www.columbia.com.

Competition

The markets for apparel, footwear, accessories and equipment are highly competitive. In each of our geographic markets, we face significant competition from numerous and varying competitors. Some of our large wholesale customers also market competitive apparel, footwear, accessories and equipment under their own private labels. Our licensees operate in very competitive markets, such as those for apparel, footwear, sunglasses and watches. In addition, our direct-to-consumer channels expose us to competitors who operate retail stores in outlet malls and key metropolitan markets, as well as competitors who sell product online. We believe that the primary competitive factors in the market for active outdoor apparel, footwear, accessories and equipment are brand strength, product innovation, product design, functionality, durability and price.

Government Regulation

Many of our international shipments are subject to existing or potential governmental tariff and non-tariff barriers to trade, such as import duties and potential safeguard measures that may limit the quantity of various types of goods that may be imported into the United States and other countries. These trade barriers often represent a material portion of the cost of the merchandise. Our products are also subject to domestic and foreign product safety and environmental standards, laws and other regulations, which are increasingly restrictive and complex. Although we diligently monitor these standards and restrictions, a state, federal or foreign government may impose new or adjusted quotas, duties, safety requirements, material restrictions, or other restrictions or regulations, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

Employees

At December 31, 2011, we had 4,161 full-time equivalent employees.

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

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations or cash flows may be materially adversely affected by these and other risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Our Success Depends on Our Business Strategies

Our business strategies are to achieve sustainable, profitable growth by creating innovative products, elevating consumer perception of our brands, improving our operating flexibility and efficiency, increasing consumer and retailer awareness and demand for our products, creating compelling retail environments, and building stronger emotional brand connections with consumers over time. We intend to pursue these strategies across our portfolio of brands, product categories and geographic markets. We face many challenges in implementing our business strategies. For example, our focus on innovation depends on our ongoing ability to identify, develop or secure rights to product improvements or developments through internal research, joint developments, acquisitions or licenses. However, these innovations and developments may not be profitable or have the desired effect of increasing demand for our products. The failure to implement our business strategies successfully could have a material adverse effect on our financial condition, results of operations or cash flows.

To implement our business strategies, we must continue to modify and fund various aspects of our business, to maintain and enhance our information systems and supply chain operations to respond to changes in demand, and to attract, retain and manage qualified personnel. Changes in our business, including efforts to contain costs, may place an increasing strain on management, financial, product design, marketing, distribution, supply chain and other resources, and we may have operating difficulties as a result. For example, in support of our strategic initiatives, we are making significant investments in our business processes and information technology infrastructure that require significant management attention and corporate resources. In addition, we may need to adapt our information technology systems and business processes to integrate business acquisitions. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Reliance on independent factories also creates quality control risks. Independent factories may need to use sub-contracted manufacturers to fulfill demand and these manufacturers may have less experience producing our products or lower overall capabilities, which could result in compromised quality of our products. A failure in our quality control program may result in diminished product quality, which in turn could result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls (or other regulatory actions), any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

We also have license agreements that permit unaffiliated parties to manufacture or contract to manufacture products using our trademarks. We impose Standards of Manufacturing Practices on our independent factories and licensees for the benefit of workers and require compliance with our restricted substances list and product safety and other applicable environmental, health and safety laws. We also require our independent factories and licensees to impose these practices, standards and laws on their contractors. However, if an independent manufacturer or licensee violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, we may be subject to production disruptions or significant negative publicity that could result in long-term damage to our brands, and in some circumstances parties may attempt to assert that we are liable for the independent manufacturer’s or licensee’s practices, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We May be Adversely Affected by Volatility in Global Production and Transportation Costs and Capacity

Our product costs are subject to substantial fluctuation based on:

•	Availability and quality of raw materials;

•	The prices of oil, cotton and other raw materials whose prices are determined by global commodity markets and can be very volatile;

•

Changes in labor markets and wage rates paid by our independent factory partners, which are often mandated by governments in the countries where our products are manufactured, particularly in China and Vietnam;

•	Interest rates and currency exchange rates;

•	Availability of skilled labor and production capacity at independent factories; and

•	General economic conditions.

Prolonged periods of inflationary pressure on some or all input costs will result in increased costs to produce our products that may result in reduced gross profit or necessitate price increases for our products that could adversely affect consumer demand for our products.

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

We May be Adversely Affected by Volatile Economic Conditions

We are a consumer products company and are highly dependent on consumer discretionary spending patterns and the purchasing patterns of our wholesale customers as they attempt to match their seasonal purchase volumes to volatile consumer demand. In addition, as we have expanded our direct-to-consumer operations, we have increased our exposure to the risks associated with volatile and unpredictable consumer discretionary spending patterns. Consumer discretionary spending behavior is inherently unpredictable and consumer demand for our products may not reach our sales targets, or may decline, especially during periods of heightened economic uncertainty in our key markets, particularly markets in North America and the EMEA region. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition, results of operations or cash flows.

We Rely on Our Highly Customized Information Management Systems

Our business is increasingly reliant on information technology. Information systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication among employees, with our subsidiaries and liaison offices overseas and with our customers and retail stores. We also rely on our information systems to allocate resources, manage product data, develop demand and supply plans and forecast and report operating results. System failures, breaches of confidential information or service interruptions may occur as the result of a number of factors, including computer viruses, programming errors, hacking or other unlawful activities by third parties and disasters, or our failure to properly maintain systems redundancy or to protect, repair, maintain or upgrade our systems. Any breach or interruption of critical business information systems could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our Results of Operations Could be Materially Harmed If We Are Unable to Accurately Match Supply Forecast with Consumer Demand for Our Products

Many factors may significantly affect demand for our products, including, among other things, economic conditions, fashion trends, consumer preferences and weather, making it difficult to accurately forecast demand for our products and our future results of operations. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place a significant amount of orders for our products with independent factories prior to receiving our customers’ orders, and we maintain an inventory of various products that we anticipate will be in greater demand. In addition, customers are generally allowed to cancel orders prior to shipment with sufficient notice.

Factors that could affect our ability to accurately forecast demand for our products include:

•	Consumer acceptance of our products or changes in consumer demand for products of our competitors;

•	Unseasonable weather conditions;

•	Our reliance, for certain demand and supply planning functions, on manual processes and judgment that are subject to human error;

•	Unanticipated changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers; and

•	Weak economic conditions or consumer confidence, which could reduce demand for discretionary items such as our products.

In some cases, our production orders may exceed actual demand, which could result in higher inventory levels. During periods of weak economic conditions we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of certain customers’ operations. We may not be able to sell all of the products we have ordered from independent factories or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through discount direct-to-consumer channels, which could have a material adverse effect on our brand image, financial condition, results of operations or cash flows.

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

We May be Adversely Affected by Weather Conditions

Our business is adversely affected by unseasonable weather conditions. A significant portion of the sales of our products is dependent in part on the weather and are likely to decline in years in which weather conditions do not favor the use of these products. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring and summer, both of which occurred in 2011, may have a material adverse effect on our financial condition, results of operations or cash flows. Inventory accumulation by our wholesale customers resulting from unseasonable weather in one season generally negatively affect orders in future seasons, which may have a material adverse effect on our financial condition, results of operations or cash flows.

Our International Operations Involve Many Risks

We are subject to the risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, changes in consumer preferences, foreign currency fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.

In addition, many of our imported products are subject to duties, tariffs or other import limitations that affect the cost and quantity of various types of goods imported into the United States or into our other sales markets. Any country in which our products are produced or sold may eliminate, adjust or impose new import limitations, duties, anti-dumping penalties or other charges or restrictions, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

We May Have Additional Tax Liabilities

As a global company, we determine our income tax liability in various competing tax jurisdictions based on an analysis and interpretation of local tax laws and regulations. This analysis requires a significant amount of judgment and estimation and is often based on various assumptions about the future actions of the local tax authorities. These determinations are the subject of periodic domestic and foreign tax audits. Although we accrue for uncertain tax positions, our accrual may be insufficient to satisfy unfavorable findings. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods, which may have a material adverse effect on our financial condition, results of operations or cash flows. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements.

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the company. If we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings or other internal or external sources, we may experience unfavorable tax and earnings consequences as a result of cash transfers. These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. Furthermore, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes that foreign governments require for international cash transfers may delay or otherwise limit our internal cash transfers from time to time.

We Operate in Very Competitive Markets

The markets for apparel, footwear, accessories and equipment are highly competitive, as are the markets for our licensed products. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories and equipment companies.

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

We Face Risks Associated with Consumer Preferences and Fashion Trends

Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, changes in fashion trends may have a greater impact than in the past as we expand our offerings to include more product categories in more geographic areas, particularly with the Sorel brand. We also face risks because our business requires us and our customers to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk through early order commitments by retailers, we must generally place a significant portion of our seasonal production orders with our independent factories before we have received all of a season’s orders, and orders may be cancelled by customers before shipment. If we or our customers fail to anticipate and respond to consumer preferences, we may have lower sales, excess inventories and lower profit margins, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

Our Success Depends on Our Use and Protection of Intellectual Property Rights

Our registered and common law trademarks and our patented or patent-pending designs and technologies have significant value and are important to our ability to differentiate our products from those of our competitors’ and to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. From time to time, we discover products that are counterfeit reproductions of our products or that otherwise infringe on our proprietary rights. Counterfeiting activities typically increase as brand recognition increases, especially in markets outside the United States. Increased instances of counterfeit manufacture and sales may adversely affect our sales and our brand and result in a shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. In markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to successfully challenge use of those rights by other parties. We also license our proprietary rights to third parties. Failure to choose appropriate licensees and licensed product categories may dilute or harm our brand image. In addition to our own intellectual property rights, many of the intellectual property rights in the technology, fabrics and processes used to manufacture our products are generally owned or controlled by our suppliers and are generally not unique to us. In those cases, we may not be able to adequately protect our products or differentiate their performance characteristics and fabrications from those of our competitors. Actions or decisions in the management of our intellectual property portfolio may affect the strength of our brands, which may in turn have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our Success Depends on Our Distribution Facilities

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky; in Canada, we rely primarily on our distribution facilities in Strathroy, Ontario; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, we rely primarily on a third-party logistics distribution provider in Tokyo; and in Korea, we rely primarily on leased distribution facilities near Seoul that we manage and operate.

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

We May be Adversely Affected by Labor Disruptions

Our business depends on our ability to source and distribute products in a timely manner. Labor disputes at independent factories where our goods are produced, shipping ports, transportation carriers, retail stores or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak manufacturing and importing seasons, and may have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.

We Depend on Key Suppliers

Some of the materials that we use may be available from only one source or a very limited number of sources. For example, some specialty fabrics are manufactured to our specification by one source or a few sources, and a single vendor supplies substantially all of the zippers used in our products. From time to time, we have difficulty satisfying our raw material and finished goods requirements. Although we believe that we can identify and qualify additional independent factories to produce these materials as necessary, there are no guarantees that additional independent factories will be available. In addition, depending on the timing, any changes in sources or materials may result in increased costs or production delays, which may have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our Business Is Affected by Seasonality

Our business is affected by the general seasonal trends common to the outdoor industry. Our products are marketed on a seasonal basis and our product mix is weighted substantially toward the fall season. Our annual net sales are weighted more heavily toward the fall/winter season, while our operating expenses are more equally distributed throughout the year. As a result, the majority, and sometimes all, of our operating profits are generated in the second half of the year. The expansion of our direct-to-consumer operations and sales growth in our winter footwear business (both Sorel and Columbia brands) has increased the proportion of sales and profits that we generate in the fourth calendar quarter. This seasonality, along with other factors that are beyond our control and that are discussed elsewhere in this section, may adversely affect our business and cause our results of operations to fluctuate. As a result, our profitability may be materially affected if management is not able to timely adjust expenses in reaction to adverse events such as unfavorable weather, weak consumer spending patterns or unanticipated levels of order cancellations. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

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

Our Common Stock Price May Be Volatile

The price of our common stock has fluctuated substantially since our initial public offering. Our common stock is traded on the NASDAQ Global Select Market. Factors such as general market conditions, fluctuations in financial results, variances from financial market expectations, changes in earnings estimates or recommendations by analysts, or announcements by us or our competitors may cause the market price of our common stock to fluctuate, perhaps substantially.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Following is a summary of principal properties owned or leased by us.

Corporate Headquarters:	Europe Headquarters:
Portland, Oregon (1 location)—owned	Geneva, Switzerland (1 location)—leased (3)
U.S. Distribution Facilities:	Europe Administrative Operation:
Portland, Oregon (1 location)—owned	Strasbourg, France (1 location)—owned
Robards, Kentucky (1 location)—owned	Europe Distribution Facility:
Canadian Operation and Distribution Facilities:	Cambrai, France (1 location)—owned
Strathroy, Ontario (2 locations)—1 owned, 1 leased (1)
London, Ontario (1 location)—owned (2)

(1)	Lease expires in June 2014.
(2)	Acquired December 2011 for future Canadian headquarters and distribution.
(3)	Lease expires in June 2020.

In addition, as of December 31, 2011, we leased over 100 locations globally for the operation of our branded and outlet retail stores. We also have several leases globally for office space, warehouse facilities, storage space, vehicles and equipment, among other things. See Note 13 of Notes to Consolidated Financial Statements for further lease-related disclosures.

Item 3.	LEGAL PROCEEDINGS

The Company is involved in litigation and various legal matters arising in the normal course of business, including matters related to employment, retail, intellectual property and various regulatory compliance activities. The Company has considered facts related to legal and regulatory matters and opinions of counsel handling these matters, and does not believe the ultimate resolution of these proceedings will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 4A.	EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The following table sets forth information about our executive officers and certain key employees. All information is as of the date of the filing of this report.

Name	Age	Position
Gertrude Boyle	87	Chairman of the Board (1)
Timothy P. Boyle	62	President, Chief Executive Officer, Director (1)
Michael W. Blackford	43	Vice President of Global Innovation
Kerry W. Barnes	60	Vice President of Retail
Timothy C. Bartels	47	Vice President of Global Footwear Sales
Peter J. Bragdon	49	Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary (1)
Thomas B. Cusick	44	Senior Vice President of Finance and Chief Financial Officer (1)
Daniel A. Dougherty	59	Vice President of Global Distribution
Mitchell C. Fields	64	Vice President of Global Apparel Sales
James T. Gorman	64	Vice President of Footwear Manufacturing
Daniel G. Hanson	53	Vice President of Marketing
Lisa A. Kulok	46	Vice President of Global Marketplace Planning and Customer Operations
Michael W. McCormick	49	Executive Vice President of Global Sales and Marketing (1)
Adrienne L. Moser	50	Vice President of Apparel and Design
Mark J. Nenow	54	Vice President of Global Footwear Merchandising
Fredrick R. Pond	54	Vice President, Chief Information Officer
Susan G. Popp	56	Vice President of Global Human Resources
Bryan L. Timm	48	Executive Vice President and Chief Operating Officer (1)
William Tung	47	Vice President of Latin America/Asia Pacific, Direct and Distributor Sales
Patrick J. Werner	56	Vice President of Global Apparel Manufacturing
Paul E. Zaengle	40	Vice President of E-Commerce

(1)	These individuals are considered Executive Officers of Columbia.

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

Thomas B. Cusick joined Columbia in September 2002 as Corporate Controller, was named Vice President and Corporate Controller in March 2006, was named Vice President and Chief Accounting Officer in May 2008, was named Vice President, Chief Financial Officer and Treasurer in January 2009, and was named Senior Vice President, Chief Financial Officer and Treasurer in January 2010. Mr. Cusick delegated the Treasurer duties in 2011. From 1995 to 2002, Mr. Cusick worked for Cadence Design Systems (and OrCAD, a company acquired by Cadence in 1999), which operates in the electronic design automation industry, in various financial management positions. From 1990 to 1995, Mr. Cusick was an accountant with KPMG LLP.

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

James T. Gorman joined Columbia in October 2009 as Vice President Footwear Manufacturing. From 2001 to 2009, Mr. Gorman was President and Founder of Momentum Brand Group, LLC. From 1997 to 2000, Mr. Gorman served as President of PUMA North America, Inc., and from 1994 to 1997, Mr. Gorman served as CEO of Diadora America, Inc. From 1990 to 1993, Mr. Gorman was Senior Vice President Logistics for adidas AG, and from 1972 to 1990, Mr. Gorman held several key positions at NIKE, Inc., including Divisional Vice President.

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

Adrienne L. Moser joined Columbia in October 2009 as General Manager of Apparel Merchandising and was named Vice President of Apparel and Design in January 2012. From 2005 to 2008, Ms. Moser was a founding member of Nau, Inc., in Portland, Oregon, where she served as Chief Operating Officer and General Manager. From 1991 to 2005, Ms. Moser held several key positions at Patagonia, Inc. including General Merchandising Manager.

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

Fredrick R. Pond joined Columbia in April 2010 as Senior Director Global IT and was named Vice President and Chief Information Officer in November 2011. Prior to joining Columbia, Mr. Pond served as Chief Information Officer for the North Pacific Group from January 2006 to March 2010 and as Director of Information Services for the Schnitzer Group of Companies between March 1997 and December 2005.

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

Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol “COLM.” At February 17, 2012, we had approximately 409 shareholders of record.

Following are the quarterly high and low closing prices for our Common Stock for the years ended December 31, 2011 and 2010:

	HIGH	LOW	DIVIDENDS DECLARED
2011
First Quarter	$64.99	$56.27	$0.20
Second Quarter	$70.45	$58.42	$0.22
Third Quarter	$65.63	$46.24	$0.22
Fourth Quarter	$55.36	$43.24	$0.22

2010
First Quarter	$53.68	$39.22	$0.18
Second Quarter	$60.09	$46.67	$0.18
Third Quarter	$58.86	$44.43	$0.18
Fourth Quarter	$61.89	$51.61	$1.70

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

Performance Graph

The line graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 400 Mid-Cap Index and the Russell 3000 Textiles Apparel Manufacturers for the period beginning December 31, 2006 and ending December 31, 2011. The graph assumes that $100 was invested on December 31, 2006, and that any dividends were reinvested.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Columbia Sportswear Company

Stock Price Performance

December 31, 2006—December 31, 2011

Total Return Analysis

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Columbia Sportswear Co.	$100.00	$79.94	$65.18	$73.37	$118.19	$92.61
S&P 400 Mid-Cap Index	$100.00	$107.97	$68.84	$94.57	$119.77	$117.68
Russell 3000 Textiles Apparel Mfrs.	$100.00	$76.73	$45.15	$64.00	$84.31	$94.38

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 through October 31, 2011	14,565	$46.32	14,565	$58,763,000
November 1, 2011 through November 30, 2011	—	—	—	58,763,000
December 1, 2011 through December 31, 2011	—	—	—	58,763,000

(1)	Since the inception of the Company’s stock repurchase plan in 2004 through December 31, 2011, the Board of Directors has authorized the repurchase of up to $500,000,000 of the Company’s common stock. As of December 31, 2011, the Company had repurchased 9,588,798 shares under this program for an aggregate purchase price of approximately $441,237,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2011 have been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and accompanying Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,693,985	$1,483,524	$1,244,023	$1,317,835	$1,356,039
Net income	103,479	77,037	67,021	95,047	144,452
Per Share of Common Stock Data:
Earnings per share:
Basic	$3.06	$2.28	$1.98	$2.75	$4.00
Diluted	3.03	2.26	1.97	2.74	3.96
Cash dividends per share	0.86	2.24	0.66	0.64	0.58
Weighted average shares outstanding:
Basic	33,808	33,725	33,846	34,610	36,106
Diluted	34,204	34,092	33,981	34,711	36,434

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$1,382,542	$1,294,754	$1,212,883	$1,148,236	$1,166,481
Long-term obligations, net of current maturities	—	—	—	15	61

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report, including Item 1 of Part I and Item 7 of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales across markets, distribution channels and product categories, access to raw materials and factory capacity, financing and working capital requirements and resources and our exposure to market risk associated with interest rates and foreign currency exchange rates.

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

Seasonality and Variability of Business

Our business is affected by the general seasonal trends common to the outdoor industry and is heavily dependent upon weather and discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our product mix is weighted substantially toward the fall season, while our operating costs are more equally distributed throughout the year. Since 2008, the expansion of our direct-to-consumer operations has increased the proportion of sales and profits that we generate in the fourth calendar quarter. As a result, our sales and profits tend to be highest in the third and fourth calendar quarters. In 2011, approximately 65 percent of our net sales and all of our profitability were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.

We generally solicit orders from wholesale customers and independent distributors for the fall and spring seasons based on seasonal ordering deadlines that we establish to aid our efforts in planning manufacturing volumes to meet demand for each of our selling seasons.

We typically ship the majority of our advance fall season orders to wholesale customers and independent distributors beginning in June and continuing through November. Similarly, the majority of our advance spring season orders ship to wholesale customers and independent distributors beginning in December and continuing through May. Generally, orders are subject to cancellation prior to the date of shipment.

Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in economic conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, and the continued popularity of outdoor activities as part of an active lifestyle in key markets. Volatile economic environments in key markets, coupled with inflationary cost pressures and input cost volatility, reduces the predictability of our business.

Business Outlook

The global business climate continues to present us with a great deal of uncertainty, making it more difficult to predict future results. Factors that could significantly affect our full year 2012 outlook include:

•

Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on order cancellations, reorders, direct-to-consumer sales and suppressed demand in subsequent seasons;

•	Changes in mix and volume of full price sales in contrast with closeout product sales;

•	Volatile input costs across our supply chain;

•	Increased fixed costs to support growth and our multi-year business process, supply chain and information technology infrastructure investments and projects;

•	Our ability to implement adequate cost containment measures in order to limit the growth of selling, general and administrative (“SG&A”) expenses to a rate comparable to sales growth;

•	Costs of expedited transportation;

•	Lower incremental sales through our expanding direct-to-consumer operations;

•	Changes in consumer spending activity; and

•	Fluctuating currency exchange rates.

Like other branded consumer product companies, our business is heavily dependent upon discretionary consumer spending patterns. Continuing high levels of unemployment and concerns about potential increases in consumer prices in our key markets continue to pose significant challenges and risks.

Over the past several years we have made significant investments in our go-to-market process to position us for growth. Among other things we have:

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

We have made improvements to our operational processes, involving significant investments in initiatives to improve our information technology infrastructure and our enterprise data and information management, which are designed to improve operational flexibility and performance. These investments are the foundation for a multi-year implementation of a new global enterprise resource planning, or ERP, system that began in late 2010.

As a result of these continuing initiatives, we expect our SG&A expenses in 2012 to increase compared to 2011.

As our business model and strategies have evolved, management expects certain trends to continue to affect our business and operating results, including:

•	A higher amount of fixed operating expenses to support, among other things, direct-to-consumer activities and our multi-year ERP implementation;

•	A greater reliance on sales growth through the company’s global direct-to-consumer platform; and

•	Higher product input costs.

We expect the unseasonably warm weather in the northern hemisphere during the 2011 and 2012 winter season to subdue retailer confidence as they plan their orders for the Fall 2012 season. However, we remain firmly committed to investing in innovation, enhanced design, our direct-to-consumer platform and compelling marketing to elevate our brands and gain market share, and to investing in information technologies and process improvements to increase operational and supply chain efficiencies and profitability. We are currently implementing cost containment measures with the goal of limiting 2012 SG&A growth at a rate comparable to anticipated 2012 sales growth.

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

In 2011, we consolidated our categorical net sales reporting from four categories to two categories to better reflect product category management oversight and structure. Net sales within the new apparel, accessories and equipment product category consist of the combination of previously reported net sales of the outerwear, sportswear and accessories and equipment product categories. The footwear product categorical reporting remained unchanged. Previously reported product category net sales information for fiscal years 2010 and 2009 has been recast to reflect this change.

Highlights of the Year Ended December 31, 2011

•

Net sales increased $210.5 million, or 14%, to $1,694.0 million in 2011 from $1,483.5 million in 2010. Changes in foreign currency exchange rates compared with 2010 contributed approximately three percentage points of benefit to the consolidated net sales comparison.

•	Net income increased 34% to $103.5 million in 2011 from $77.0 million in 2010, and diluted earnings per share increased to $3.03 in 2011 compared to $2.26 in 2010.

•	We paid cash dividends totaling $0.86 per share, or $29.1 million, in 2011, which included a 10% increase in the quarterly dividend to $0.22 per share from $0.20 per share in March 2011.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Consolidated Statements of Operations:

	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.6	57.6	57.9

Gross profit	43.4	42.4	42.1
Selling, general and administrative expense	36.3	36.0	35.7
Net licensing income	1.0	0.6	0.7

Income from operations	8.1	7.0	7.1
Interest income, net	0.0	0.1	0.1

Income before income tax	8.1	7.1	7.2
Income tax expense	(2.0)	(1.9)	(1.8)

Net income	6.1%	5.2%	5.4%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales:    Consolidated net sales increased $210.5 million, or 14%, to $1,694.0 million in 2011 from $1,483.5 million in 2010. Net sales increased across all geographic regions, in each product category and across all major brands. Changes in foreign currency exchange rates compared with 2010 contributed approximately three percentage points of benefit to the consolidated net sales comparison.

Sales by Geographic Region

Net sales by geographic region are summarized in the following table:

	Year Ended December 31,
	2011	2010	% Change
	(In millions, except for percentage changes)
United States	$948.0	$881.0	8%
LAAP	341.0	263.4	29%
EMEA	275.4	222.4	24%
Canada	129.6	116.7	11%

	$1,694.0	$1,483.5	14%

Net sales in the United States increased $67.0 million, or 8%, to $948.0 million in 2011 from $881.0 million in 2010. The increase in net sales in the United States by product category was led by apparel, accessories and equipment, followed by a net sales increase in footwear. The net sales increase by brand was led by the Columbia brand, followed by the Sorel brand and the Mountain Hardwear brand. The net sales increase by channel was primarily driven by our direct-to-consumer business, followed by our wholesale business. The increase in net sales in our direct-to-consumer business was driven by strong comparable store sales growth, increased e-commerce sales and the net addition of two outlet stores.

Net sales in the LAAP region increased $77.6 million, or 29%, to $341.0 million in 2011 from $263.4 million in 2010. Changes in foreign currency exchange rates contributed six percentage points of benefit to the LAAP net sales comparison. The net sales increase in the LAAP region by product category was primarily driven by a net sales increase in apparel, accessories and equipment, followed by a net sales increase in footwear. The LAAP net sales increase was concentrated in the Columbia brand and was led by Korea, followed by Japan and our LAAP distributor business. The increase in Korea net sales was primarily due to increased sales from existing stores, a greater number of retail stores operating during 2011 and the favorable effect of foreign currency exchange rates. The increase in Japan net sales was primarily the result of the favorable effect of foreign currency exchange rates and increased wholesale net sales. Net sales to our LAAP distributors increased due to increased demand in key distributor markets coupled with a higher percentage of spring 2012 advance orders shipping in the fourth quarter compared to the spring 2011 season.

Net sales in the EMEA region increased $53.0 million, or 24%, to $275.4 million in 2011 from $222.4 million in 2010. Changes in foreign currency exchange rates contributed four percentage points of benefit to the EMEA net sales comparison. The increase in net sales in the EMEA region by product category was led by footwear, followed by a net sales increase in apparel, accessories and equipment. The net sales increase by channel was led by our EMEA direct business, followed by our EMEA distributors. The increase in EMEA direct net sales was primarily driven by the Sorel brand, followed by the Columbia brand.

Net sales in Canada increased $12.9 million, or 11%, to $129.6 million in 2011 from $116.7 million in 2010. Changes in foreign currency exchange rates compared to 2010 contributed six percentage points of benefit to the Canada net sales comparison. By product category, the increase in net sales was led by apparel, accessories and equipment, followed by a net sales increase in footwear. By brand, the increase in net sales was led by the Columbia brand, followed by the Sorel and Mountain Hardwear brands. The increase in net sales was concentrated in our wholesale business.

Sales by Product Category

Net sales by product category are summarized in the following table:

	Year Ended December 31,
	2011	2010	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$1,334.9	$1,213.3	10%
Footwear	359.1	270.2	33%

	$1,694.0	$1,483.5	14%

Net sales of apparel, accessories and equipments increased $121.6 million, or 10%, to $1,334.9 million in 2011 from $1,213.3 million in 2010. The increase in apparel, accessories and equipment net sales was primarily concentrated in the Columbia brand and was led by the LAAP region, followed by the United States, the EMEA region and Canada. The apparel, accessories and equipment net sales increase in the LAAP region was led by Korea, followed by our LAAP distributor business and Japan. The net sales increase in apparel, accessories and equipment in the United States was led by our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business.

Net sales of footwear increased $88.9 million, or 33%, to $359.1 million in 2011 from $270.2 million in 2010. The increase in footwear net sales by brand was led by the Sorel brand, followed by the Columbia brand. The footwear net sales increase by region was led by the United States, followed by the EMEA region, the LAAP region and Canada. The net sales increase in footwear in the United States was primarily driven by our wholesale business, followed by our direct-to-consumer business. The footwear net sales increase in the EMEA region was primarily driven by our EMEA direct business, followed by our EMEA distributor business. The LAAP footwear net sales increase was led by Japan, followed by Korea and our LAAP distributor business.

Sales by Brand

Net sales by brand are summarized in the following table:

	Year Ended December 31,
	2011	2010	% Change
	(In millions, except for percentage changes)
Columbia	$1,391.5	$1,262.4	10%
Mountain Hardwear	142.3	121.9	17%
Sorel	150.3	89.7	68%
Other	9.9	9.5	4%

	$1,694.0	$1,483.5	14%

The net sales increase in 2011 compared to 2010 was led by the Columbia brand, followed by the Sorel and Mountain Hardwear brands. Columbia brand net sales increased in both product categories and across all regions, led by the LAAP region, followed by the United States, the EMEA region and Canada. Sorel brand net sales increased across all regions led by the EMEA region, followed by the United States, Canada, and the LAAP region. Mountain Hardwear net sales increased in three regions, led by the United States, the LAAP region and Canada, partially offset by a slight decline in the EMEA region.

Gross Profit:    Gross profit as a percentage of net sales increased to 43.4% in 2011 from 42.4% in 2010, driven primarily by lower airfreight costs compared to 2010. Other factors favorably affecting gross margin included:

•	Favorable foreign currency hedge rates; and

•	A higher proportion of direct-to-consumer sales at higher gross margins;

partially offset by:

•	Increased product costs;

•	A higher proportion of close-out product sales; and

•	An increased proportion of shipments to EMEA and LAAP distributors.

Our gross profit may not be comparable to those of other companies in our industry because some of these companies include all of the costs related to their distribution network in cost of sales while we, like many others, include these expenses as a component of SG&A expense.

Selling, General and Administrative Expense:    SG&A expense includes all costs associated with our design, merchandising, marketing, distribution and corporate functions, including related depreciation and amortization.

SG&A expense increased $80.6 million, or 15%, to $614.7 million in 2011, from $534.1 million in 2010. The SG&A expense increase was primarily due to:

•	The expansion of direct-to-consumer operations globally, including a net increase of $3.2 million in store impairment charges;

•	Increased advertising expenses;

•	Additions to staff and other expenses to support business initiatives and growth;

•	Information technology initiatives, including our ERP implementation; and

•	The unfavorable effect of foreign currency translation.

As a percentage of net sales, SG&A expense increased to 36.3% of net sales in 2011 from 36.0% of net sales in 2010. Depreciation and amortization included in SG&A expense totaled $42.9 million in 2011, compared to $37.8 million in 2010.

Net Licensing Income:    Net licensing income increased $7.8 million, or 98%, to $15.8 million in 2011 from $8.0 million in 2010. The increase in net licensing income was primarily due to increased apparel and footwear licensing in the LAAP region, where a third party distributor is licensed to locally manufacture Columbia brand apparel and footwear for sale in local markets.

Interest Income, Net:    Net interest income was $1.3 million in 2011, compared to $1.6 million in 2010. The decrease in interest income was primarily driven by lower average cash and investment balances and lower interest rates in 2011 compared to 2010. Interest expense was nominal in both 2011 and 2010.

Income Tax Expense:    Income tax expense increased to $34.2 million in 2011 from $27.9 million in 2010. Our effective income tax rate decreased to 24.8% from 26.6% in 2010, primarily because we earned a higher proportion of our income from foreign jurisdictions with tax rates that are generally lower than the U.S. tax rate.

Net Income:    Net income increased $26.4 million, or 34%, to $103.5 million in 2011 from $77.0 million in 2010. Diluted earnings per share was $3.03 in 2011 compared to $2.26 in 2010.

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

Sales by Product Category

Net sales by product category are summarized in the following table:

	Year Ended December 31,
	2010	2009	% Change
	(In millions, except for percentage changes)
Apparel, accessories and equipment	$1,213.3	$1,029.4	18%
Footwear	270.2	214.6	26%

	$1,483.5	$1,244.0	19%

Net sales of apparel, accessories and equipment increased $183.9 million, or 18%, to $1,213.3 million in 2010 from $1,029.4 million in 2009. The increase in apparel, accessories and equipment net sales was primarily concentrated in the Columbia brand and was led by the United States, followed by the LAAP region, Canada and the EMEA region. The net sales increase in apparel, accessories and equipment in the United States was led by our wholesale business, followed by our direct-to-consumer business. The apparel, accessories and equipment net sales increase in the LAAP region was led by Korea, followed by Japan and our LAAP distributor business.

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

Selling, General and Administrative Expense:    SG&A expense increased $89.4 million, or 20%, to $534.1 million in 2010 from $444.7 million in 2009. The SG&A expense increase was primarily due to:

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

As a percentage of net sales, SG&A expense increased to 36.0% of net sales in 2010 from 35.7% of net sales in 2009. Depreciation and amortization included in SG&A expense totaled $37.8 million in 2010, compared to $35.5 million in 2009.

Net Licensing Income:    Net licensing income decreased $0.4 million, or 5%, to $8.0 million in 2010 from $8.4 million in 2009. The decrease in net licensing income was primarily due to decreased net licensing income in our socks category in the United States, as we began directly producing this formerly licensed category. The decrease in our U.S. licensing business was partially offset by increased apparel and footwear net licensing income in the LAAP region.

Interest Income, Net:    Net interest income was $1.6 million in 2010, compared to $2.1 million in 2009. The decrease in interest income was primarily driven by lower interest rates in 2010 compared to 2009. Interest expense was nominal in both 2010 and 2009.

Income Tax Expense:    Income tax expense increased to $27.9 million in 2010 from $22.8 million in 2009. This increase resulted from higher income before tax as well as an increase in our effective income tax rate to 26.6% in 2010, compared to 25.4% in 2009. Our effective tax rates in 2010 and 2009 were reduced by the recognition of tax benefits associated with the favorable resolution of uncertain tax positions, foreign tax credits and non-U.S. income generally taxed at lower tax rates.

Net Income:    Net income increased $10.0 million, or 15%, to $77.0 million in 2010 from $67.0 million in 2009. Diluted earnings per share was $2.26 in 2010, compared to $1.97 in 2009.

Liquidity and Capital Resources

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At December 31, 2011, we had total cash and cash equivalents of $241.0 million compared to $234.3 million at December 31, 2010. In addition, we had short-term investments of $2.9 million at December 31, 2011 compared to $68.8 million at December 31, 2010. At December 31, 2011, approximately 29% of our cash and short-term investments were held by our foreign subsidiaries where a repatriation of those funds to the United States would likely result in a significant tax expense to the Company. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, it is our intent to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.

2011 compared to 2010

Net cash provided by operating activities was $63.8 million in 2011 compared to $23.5 million in 2010. The increase in cash provided by operating activities was primarily due to increased income from operations, combined with a reduction in the rate of growth of accounts receivable and inventory; partially offset by a reduction in the rate of growth of accounts payable and accrued liabilities, an increase in prepaid expenses and an increase in income taxes paid compared to 2010.

Net cash used in investing activities was $12.5 million in 2011 compared to $91.2 million in 2010. For 2011, net cash used in investing activities primarily consisted of $78.4 million for capital expenditures, partially offset by $65.7 million for net sales of short-term investments. For 2010, net cash used in investing activities primarily consisted of $46.1 million for net purchases of short-term investments, $28.8 million for capital expenditures and $16.3 million for acquisitions.

Net cash used in financing activities was $39.2 million in 2011 compared to $82.3 million in 2010. For 2011, net cash used in financing activities primarily consisted of dividend payments of $29.1 million and the repurchase of common stock at an aggregate price of $20.0 million, partially offset by net proceeds of $8.0 million from the issuance of common stock. For 2010, net cash used in financing activities primarily consisted of dividend payments of $75.4 million, including a $50.5 million special dividend paid in December 2010, and the repurchase of common stock at an aggregate price of $13.8 million, partially offset by net proceeds of $6.5 million from the issuance of common stock.

2010 compared to 2009

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

We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At December 31, 2011, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have local currency operating lines of credit in place guaranteed by the parent company with a combined limit of approximately $89.7 million at December 31, 2011, of which $3.2 million is designated as a European customs guarantee. At December 31, 2011, no balance was outstanding under these lines of credit.

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

The following table presents our estimated contractual commitments (in thousands):

	Year ended December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Inventory purchase obligations (1)	$351,854	$—	$—	$—	$—	$—	$351,854
Operating leases (2)	38,773	35,060	29,819	26,892	25,254	94,892	250,690

(1)	See Inventory Purchase Obligations in Note 13 of Notes to Consolidated Financial Statements.
(2)	See Operating Leases in Note 13 of Notes to Consolidated Financial Statements.

We have recorded liabilities for net unrecognized tax benefits related to income tax uncertainties in our Consolidated Balance Sheet at December 31, 2011 of approximately $15.4 million; however, they have not been included in the table above because we are uncertain about whether or when these amounts may be settled. See Note 10 of Notes to Consolidated Financial Statements.

Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our financial position and results of operations are routinely subject to a variety of risks. These risks include risks associated with global financial and capital markets, primarily currency exchange rate risk and, to a lesser extent, interest rate risk and equity market risk. We regularly assess these risks and have established policies and business practices designed to mitigate the effect of these risks. We do not engage in speculative trading in any financial or capital market.

Our primary currency exchange rate risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. We focus on mitigating changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency. We manage this risk primarily by using currency forward and option contracts. Additionally, we use foreign currency forward and option contracts to hedge net balance sheet exposures related primarily to intercompany transactions and borrowing arrangements.

The net fair value of our derivative contracts was favorable by approximately $4.5 million at December 31, 2011. A 10% exchange rate change in the euro, Canadian dollar, yen and won against the U.S. dollar would have resulted in the net fair value declining by approximately $17.0 million at December 31, 2011. A 10% exchange rate change in the yen and won against the euro would have resulted in the net fair value declining approximately $4.2 million at December 31, 2011. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

Our negotiated credit facilities generally charge interest based on a benchmark rate such as the London Interbank Offered Rate (“LIBOR”). Fluctuations in short-term interest rates cause interest payments on drawn amounts to increase or decrease. At December 31, 2011, our credit facilities did not have an outstanding balance.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make various estimates and assumptions that affect reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the estimates and assumptions involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies. We base our ongoing estimates on historical experience and various other assumptions that we believe to be important in the circumstances. Many of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for doubtful accounts, the provision for potential excess, closeout and slow moving inventory, product warranty, income taxes and stock-based compensation.

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

Where title passes upon receipt by the customer, predominantly in our European wholesale business, precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based on historical and expected delivery times by geographic location. We periodically test the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to five days. To date, we have found these estimates to be materially accurate.

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims, as well as events and circumstances that indicate changes to historical rates of returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenues in the period in which we make such a determination.

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates of the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and we make judgments about the creditworthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, credit insurance coverage, standby letters of credit, current economic trends, and changes in customer payment terms. Continued uncertainty in credit and market conditions may slow our collection efforts if customers experience difficulty accessing credit and paying their obligations, leading to higher than normal accounts receivable and increased bad debt expense. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated financial position, results of operations or cash flows. If the financial condition of our customers deteriorates and results in their inability to make payments, a larger allowance may be required. If we determine that a smaller or larger allowance is appropriate, we will record a credit or a charge to SG&A expense in the period in which we make such a determination.

Excess, Close-Out and Slow Moving Inventory

We make ongoing estimates of potential excess, close-out or slow moving inventory. We evaluate our inventory on hand considering our purchase commitments, sales forecasts, and historical experience to identify excess, close-out or slow moving inventory and make provisions as necessary to properly reflect inventory value at the lower of cost or estimated market value. If we determine that a smaller or larger reserve is appropriate, we will record a credit or a charge to cost of sales in the period in which we make such a determination.

Product Warranty

We make ongoing estimates of potential future product warranty costs. When we evaluate our reserve for warranty costs, we consider our product warranty policies, historical claim rates by season, product category and mix, current economic trends, and the historical cost to repair, replace, or refund the original sale. If we determine that a smaller or larger reserve is appropriate, we will record a credit or a charge to cost of sales in the period in which we make such a determination.

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

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period using the straight-line attribution method. We estimate stock-based compensation for stock awards granted using the Black-Scholes option pricing model, which requires various highly subjective assumptions, including volatility and expected option life. Further, we estimate forfeitures for stock-based awards granted, but which are not expected to vest. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 of Notes to Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Columbia Sportswear Company

Portland, Oregon

We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Sportswear Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Portland, Oregon

February 28, 2012

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$241,034	$234,257
Short-term investments	2,878	68,812
Accounts receivable, net (Note 4)	351,538	300,181
Inventories, net (Note 5)	365,199	314,298
Deferred income taxes (Note 10)	52,485	45,091
Prepaid expenses and other current assets	36,392	28,241

Total current assets	1,049,526	990,880
Property, plant, and equipment, net (Note 6)	250,910	221,813
Intangible assets, net (Note 7)	39,020	40,423
Goodwill (Note 7)	14,438	14,470
Other non-current assets	28,648	27,168

Total assets	$1,382,542	$1,294,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$148,973	$130,626
Accrued liabilities (Note 9)	104,496	102,810
Income taxes payable (Note 10)	12,579	16,037
Deferred income taxes (Note 10)	954	2,153

Total current liabilities	267,002	251,626
Other long-term liabilities (Note 11)	23,853	21,456
Income taxes payable (Note 10)	15,389	19,698
Deferred income taxes (Note 10)	1,753	—

Total liabilities	307,997	292,780

Commitments and contingencies (Note 13)

Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 33,638 and 33,683 issued and outstanding (Note 14)	3,037	5,052
Retained earnings	1,024,611	950,207
Accumulated other comprehensive income (Note 17)	46,897	46,715

Total shareholders’ equity	1,074,545	1,001,974

Total liabilities and shareholders’ equity	$1,382,542	$1,294,754

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net sales	$1,693,985	$1,483,524	$1,244,023
Cost of sales	958,677	854,120	719,945

Gross profit	735,308	629,404	524,078
Selling, general, and administrative expenses	614,658	534,068	444,715
Net licensing income	15,756	7,991	8,399

Income from operations	136,406	103,327	87,762
Interest income, net	1,274	1,564	2,088

Income before income tax	137,680	104,891	89,850
Income tax expense (Note 10)	(34,201)	(27,854)	(22,829)

Net income	$103,479	$77,037	$67,021

Earnings per share (Note 16):
Basic	$3.06	$2.28	$1.98
Diluted	3.03	2.26	1.97
Cash dividends per share:	$0.86	$2.24	$0.66

Weighted average shares outstanding (Note 16):
Basic	33,808	33,725	33,846
Diluted	34,204	34,092	33,981

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$103,479	$77,037	$67,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,560	38,430	36,253
Loss on disposal or impairment of property, plant, and equipment	6,485	3,331	1,828
Deferred income taxes	(3,582)	(22,610)	55
Stock-based compensation	7,870	6,730	6,353
Excess tax benefit from employee stock plans	(1,828)	(498)	(41)
Changes in operating assets and liabilities:
Accounts receivable	(54,334)	(69,500)	77,490
Inventories	(55,223)	(87,265)	38,831
Prepaid expenses and other current assets	(10,186)	3,856	(1,695)
Other assets	(4,520)	(1,566)	(5,179)
Accounts payable	19,081	26,028	(16,944)
Accrued liabilities	17,630	34,224	7,563
Income taxes payable	(7,010)	9,018	(1,558)
Other liabilities	2,374	6,302	4,395

Net cash provided by operating activities	63,796	23,517	214,372

Cash flows from investing activities:
Purchases of short-term investments	(46,349)	(81,671)	(25,305)
Sales of short-term investments	112,070	35,601	25,163
Capital expenditures	(78,404)	(28,838)	(33,074)
Proceeds from sale of property, plant, and equipment	168	42	31
Acquisitions, net of cash acquired	—	(16,315)	—

Net cash used in investing activities	(12,515)	(91,181)	(33,185)

Cash flows from financing activities:
Proceeds from credit facilities	119,384	31,680	57,588
Repayments on credit facilities	(119,384)	(31,680)	(57,588)
Repayment on other long-term liabilities	—	—	(4)
Proceeds from issuance of common stock under employee stock plans	10,991	7,333	710
Tax payments related to restricted stock unit issuances	(2,974)	(853)	(624)
Excess tax benefit from employee stock plans	1,828	498	41
Repurchase of common stock	(20,000)	(13,838)	(7,399)
Cash dividends paid	(29,075)	(75,439)	(22,331)

Net cash used in financing activities	(39,230)	(82,299)	(29,607)

Net effect of exchange rate changes on cash	(5,274)	(2,444)	4,467

Net increase (decrease) in cash and cash equivalents	6,777	(152,407)	156,047
Cash and cash equivalents, beginning of year	234,257	386,664	230,617

Cash and cash equivalents, end of year	$241,034	$234,257	$386,664

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$183	$76	$35
Cash paid during the year for income taxes	42,405	34,924	31,284
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	952	1,001	7,852

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2009	33,865	$1,481	$909,443	$33,166		$944,090
Components of comprehensive income:
Net income	—	—	67,021	—	$67,021	67,021
Cash dividends ($0.66 per share)	—	—	(22,331)	—	—	(22,331)
Unrealized holding gains on available-for-sales securities, net	—	—	—	64	64	64
Foreign currency translation adjustment	—	—	—	13,854	13,854	13,854
Unrealized holding loss on derivative transactions, net	—	—	—	(3,640)	(3,640)	(3,640)

Comprehensive income	—	—	—	—	$77,299

Issuance of common stock under employee stock plans, net	75	86	—	—		86
Tax adjustment from stock plans	—	(870)	—	—		(870)
Stock-based compensation expense	—	6,353	—	—		6,353
Repurchase of common stock	(204)	(6,214)	(1,185)	—		(7,399)

BALANCE, DECEMBER 31, 2009	33,736	836	952,948	43,444		997,228
Components of comprehensive income:
Net income	—	—	77,037	—	$77,037	77,037
Cash dividends ($2.24 per share)	—	—	(75,439)	—	—	(75,439)
Unrealized holding losses on available-for-sales securities, net	—	—	—	(28)	(28)	(28)
Foreign currency translation adjustment	—	—	—	3,812	3,812	3,812
Unrealized holding loss on derivative transactions, net	—	—	—	(513)	(513)	(513)

Comprehensive income	—	—	—	—	$80,308

Issuance of common stock under employee stock plans, net	240	6,480	—	—		6,480
Tax adjustment from stock plans	—	505	—	—		505
Stock-based compensation expense	—	6,730	—	—		6,730
Repurchase of common stock	(293)	(9,499)	(4,339)	—		(13,838)

BALANCE, DECEMBER 31, 2010	33,683	5,052	950,207	46,715		1,001,974
Components of comprehensive income:
Net income	—	—	103,479	—	$103,479	103,479
Cash dividends ($0.86 per share)	—	—	(29,075)	—	—	(29,075)
Unrealized holding losses on available-for-sales securities, net	—	—	—	(38)	(38)	(38)
Foreign currency translation adjustment	—	—	—	(8,701)	(8,701)	(8,701)
Unrealized holding gains on derivative transactions, net	—	—	—	8,921	8,921	8,921

Comprehensive income	—	—	—	—	$103,661

Issuance of common stock under employee stock plans, net	353	8,017	—	—		8,017
Tax adjustment from stock plans	—	2,098	—	—		2,098
Stock-based compensation expense	—	7,870	—	—		7,870
Repurchase of common stock	(398)	(20,000)	—	—		(20,000)

BALANCE, DECEMBER 31, 2011	33,638	$3,037	$1,024,611	$46,897		$1,074,545

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Estimates and assumptions:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. Some of these more significant estimates relate to revenue recognition, including sales returns and claims from customers, allowance for doubtful accounts, excess, slow-moving and close-out inventories, product warranty, long-lived and intangible assets, income taxes and stock-based compensation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents:

Cash and cash equivalents are stated at fair value or at cost, which approximates fair value, and include investments with maturities of 90 days or less at the date of acquisition. At December 31, 2011, cash and cash equivalents consisted of cash, money market funds and time deposits with original maturities ranging from overnight to less than 90 days. At December 31, 2010, cash and cash equivalents consisted of cash, money market funds, municipal bonds and time deposits with original maturities ranging from overnight to less than 90 days.

Investments:

At December 31, 2011, short-term investments consisted of time deposits with original maturities greater than 90 days. These investments are considered available for use in current operations. At December 31, 2010, short-term investments consisted of shares in a short-term municipal bond fund and municipal bonds with original maturities greater than 90 days. These investments are considered available for use in current operations. All short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method.

At December 31, 2011 and 2010, long-term investments included in other non-current assets consisted of mutual fund shares held to offset liabilities to participants in the Company’s deferred compensation plan. The investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported in operating expenses, which are offset against gains and losses resulting from changes in corresponding deferred compensation liabilities to participants.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable:

Accounts receivable have been reduced by an allowance for doubtful accounts. The Company makes ongoing estimates of the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of the Company’s customers to make required payments.

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

Impairment of long-lived assets:

Long-lived assets are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. When reviewing for retail store impairment, identifiable cash flows are measured at the individual store level. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. Impairment charges for long-lived assets are included in selling, general and administrative (“SG&A”) expense and were $6,211,000, $3,003,000 and $1,542,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Impairment of goodwill and intangible assets:

The Company reviews and tests its goodwill and intangible assets with indefinite useful lives for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying amount of such assets may be impaired. The Company’s intangible assets with indefinite lives consist of trademarks and tradenames. Substantially all of the Company’s goodwill is recorded in the United States segment and impairment testing for goodwill is performed at the reporting unit level. In the impairment test for goodwill, the two-step process first compares the estimated fair value of the reporting unit with the carrying amount of that reporting unit. The Company estimates the fair value of its reporting units using a combination of discounted cash flow analysis, comparisons with the market values of similar publicly traded companies and other operating performance based valuation methods as necessary. If step one indicates impairment, step two compares the estimated fair value of the reporting unit to the estimated fair value of all reporting unit assets and liabilities except goodwill to determine the implied fair value of goodwill. The Company calculates impairment as the excess of carrying amount of goodwill over the implied fair value of goodwill. In the impairment test for trademarks, the Company compares the estimated fair value of the asset to the carrying amount. The fair value of trademarks and tradenames is estimated using the relief from royalty approach, a standard form of discounted cash flow analysis used in the valuation of trademarks. If the carrying amount of trademarks exceeds the estimated fair value, the Company calculates impairment as the excess of carrying amount over the estimate of fair value.

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

Income taxes:

Income taxes are provided on financial statement earnings for financial reporting purposes. Income taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pre-tax financial statement income and taxable income and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect estimated future tax effects attributable to these temporary differences and to net operating loss and net capital loss carryforwards, based on tax rates expected to be in effect for years in which the differences are expected to be settled or realized. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered likely to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries, where such earnings are considered to be permanently invested, or to the extent such recognition would result in a deferred tax asset.

Accrued income taxes in the Consolidated Balance Sheets include unrecognized income tax benefits relating to uncertain tax positions, including related interest and penalties, appropriately classified as current or noncurrent. The Company recognizes the tax benefit from an uncertain tax position if it is more likely than not

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivatives:

The effective portion of changes in fair values of outstanding cash flow hedges is recorded in other comprehensive income until earnings are affected by the hedged transaction, and any ineffective portion is included in current income. In most cases amounts recorded in other comprehensive income will be released to earnings some time after maturity of the related derivative. The Consolidated Statements of Operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in cost of sales when the underlying hedged transaction affects earnings. Unrealized derivative gains and losses, which are recorded in assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Consolidated Statements of Cash Flows based on their respective balance sheet classifications. See Note 19 for more information on derivatives and risk management.

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

At the time of revenue recognition, the Company also provides for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims as well as events and circumstances that indicate changes to historical rates of returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that had been established, the Company would record a reduction or increase to net revenues in the period in which it made such determination.

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

Selling, general and administrative expense:

SG&A expense consists of personnel-related costs, advertising, depreciation and other selling and general operating expenses related to the Company’s business functions, including planning, receiving finished goods, warehousing, distribution, retail operations and information technology.

Shipping and handling costs:

Shipping and handling fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as cost of sales. Inventory planning, receiving and handling costs are recorded as a component of SG&A expenses and were $65,290,000, $57,901,000 and $55,867,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Advertising costs:

Advertising costs are expensed in the period incurred and are included in SG&A expenses. Total advertising expense, including cooperative advertising costs, was $85,003,000, $77,978,000 and $65,204,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs are included in expenses because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated. Cooperative advertising costs were $8,554,000, $7,259,000 and $10,978,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU was issued concurrently with International Financial Reporting Standards (“IFRS”) 13 Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. This standard is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Under these requirements, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3—CONCENTRATIONS

Trade Receivables

At December 31, 2011, no single customer accounted for 10% or more of consolidated accounts receivable. At December 31, 2010, the Company had one customer in its Canadian segment that accounted for approximately 11.9% of consolidated accounts receivable. No single customer accounted for 10% or more of consolidated revenues for any of the years ended December 31, 2011, 2010 or 2009.

Derivatives

The Company uses derivative instruments primarily to hedge the currency exchange rate risk of anticipated transactions denominated in non-functional currencies that are designated and qualify as cash flow hedges. The Company also uses derivative instruments to economically hedge the currency exchange rate risk of certain investment positions, to hedge balance sheet re-measurement risk and to hedge other anticipated transactions that do not qualify as cash flow hedges. At December 31, 2011, the Company’s derivative contracts had a remaining maturity of approximately two years or less. All the counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$3,000,000 at December 31, 2011. The majority of the Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions. See Note 19 for further disclosures concerning derivatives.

Country and supplier concentrations

The Company’s products are produced by independent factories located outside the United States, principally in Southeast Asia. Apparel is manufactured in more than 15 countries, with Vietnam and China accounting for approximately 73% of 2011 global apparel production. Footwear is manufactured in three countries, with China and Vietnam accounting for approximately 92% of 2011 global footwear production. The five largest apparel factory groups accounted for approximately 25% of 2011 global apparel production, with the largest factory group accounting for 9% of 2011 global apparel production. The five largest footwear factory groups accounted for approximately 72% of 2011 global footwear production, with the largest factory group accounting for 25% of 2011 global footwear production. In addition, a single vendor supplies substantially all of the zippers used in the Company’s products. These companies, however, have multiple factory locations, many of which are in different countries, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on the Company.

NOTE 4—ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, is as follows (in thousands):

	December 31,
	2011	2010
Trade accounts receivable	$359,083	$307,279
Allowance for doubtful accounts	(7,545)	(7,098)

Accounts receivable, net	$351,538	$300,181

NOTE 5—INVENTORIES, NET

Inventories, net, consisted of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$2,044	$1,096
Work in process	1,240	659
Finished goods	361,915	312,543

	$365,199	$314,298

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Land and improvements	$20,690	$16,898
Building and improvements	155,672	144,004
Machinery and equipment	198,387	193,104
Furniture and fixtures	50,108	46,147
Leasehold improvements	65,476	62,884
Construction in progress	36,463	9,775

	526,796	472,812
Less accumulated depreciation	(275,886)	(250,999)

	$250,910	$221,813

NOTE 7—INTANGIBLE ASSETS, NET AND GOODWILL

Intangible assets that are determined to have finite lives include patents and purchased technology and are amortized over their estimated useful lives, which is approximately 10 years. Intangible assets with indefinite useful lives include trademarks and tradenames and are not amortized but are periodically evaluated for impairment.

Identifiable intangible assets consisted of the following (in thousands):

	December 31,
	2011	2010
Intangible assets subject to amortization:
Gross carrying amount	$14,198	$14,198
Accumulated amortization	(2,599)	(1,196)

Net carrying amount	11,599	13,002
Intangible assets not subject to amortization	27,421	27,421

Intangible assets, net	$39,020	$40,423

Amortization expense for the years ended December 31, 2011, 2010, and 2009 was $1,403,000, $553,000 and $109,000, respectively. Amortization expense for intangible assets subject to amortization is estimated to be $1,402,000 in 2012 and $1,330,000 in 2013 through 2016.

At December 31, 2011, 2010 and 2009, the Company determined that its goodwill and intangible assets were not impaired. The change in goodwill in 2011 resulted from a purchase price adjustment related to an acquisition in 2010.

NOTE 8—SHORT-TERM BORROWINGS AND CREDIT LINES

The Company has a domestic credit agreement for an unsecured, committed $125,000,000 revolving line of credit. The maturity date of this agreement is July 1, 2016. Interest, payable monthly, is based on the Company’s applicable funded debt ratio, ranging from LIBOR plus 100 to 175 basis points. This line of credit requires the

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company to comply with certain financial covenants covering net income, tangible net worth and borrowing basis. If the Company is in default, it is prohibited from paying dividends or repurchasing common stock. At December 31, 2011, the Company was in compliance with all associated covenants. At December 31, 2011 and 2010, no balance was outstanding under this line of credit.

The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing to a maximum of C$30,000,000 (US$29,374,000) at December 31, 2011. The revolving line accrues interest at the bank’s Canadian prime rate. There was no balance outstanding under this line at December 31, 2011 and 2010.

The Company’s European subsidiary has available two separate unsecured and uncommitted lines of credit guaranteed by the parent company providing for borrowing up to a maximum of €30,000,000 and €5,000,000, respectively (combined US$45,366,000) at December 31, 2011, of which US$3,240,000 of the €5,000,000 line is designated as a European customs guarantee. These lines accrue interest based on the European Central Bank refinancing rate plus 50 basis points and Euro Overnight Index Average plus 75 basis points, respectively. There was no balance outstanding under either line at December 31, 2011 or 2010.

The Company’s Japanese subsidiary has an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing to a maximum of US$5,000,000 at December 31, 2011. The revolving line accrues interest at LIBOR plus 110 basis points. There was no balance outstanding under this line at December 31, 2011 and 2010.

On August, 31, 2011, the Company’s Korean subsidiary entered into an unsecured and uncommitted line of credit agreement guaranteed by the parent company providing for borrowing to a maximum of US$10,000,000. The revolving line accrues interest at the Korean three-month CD rate plus 220 basis points. There was no balance outstanding under this line at December 31, 2011.

Off-Balance Sheet Arrangements

The Company has arrangements in place to facilitate the import and purchase of inventory through import letters of credit. The Company has available unsecured and uncommitted import letters of credit in the aggregate amount of $15,000,000 subject to annual renewal. At December 31, 2011, the Company had outstanding letters of credit of $2,029,000 for purchase orders for inventory under this arrangement.

NOTE 9—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Accrued salaries, bonus, vacation and other benefits	$55,958	$49,078
Accrued import duties	11,258	13,443
Product warranties	10,452	10,256
Other	26,828	30,033

	$104,496	$102,810

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of product warranties is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of period	$10,256	$12,112	$9,746
Provision for warranty claims	4,758	1,371	5,133
Warranty claims	(4,468)	(3,104)	(2,984)
Other	(94)	(123)	217

Balance at end of period	$10,452	$10,256	$12,112

NOTE 10—INCOME TAXES

Consolidated income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S. operations	$68,412	$59,881	$59,629
Foreign operations	69,268	45,010	30,221

Income before income tax	$137,680	$104,891	$89,850

The components of the provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$16,384	$24,419	$10,030
State and local	1,995	4,060	2,088
Non-U.S.	19,508	23,253	10,399

	37,887	51,732	22,517
Deferred:
Federal	407	(18,405)	2,377
State and local	229	(1,223)	12
Non-U.S.	(4,322)	(4,250)	(2,077)

	(3,686)	(23,878)	312

Income tax expense	$34,201	$27,854	$22,829

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,
	2011	2010	2009
	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.4	2.6	1.9
Non-U.S. income taxed at different rates	(6.5)	(2.3)	0.4
Foreign tax credits	(1.8)	(3.5)	(5.8)
Reduction of accrued income taxes	(3.5)	(4.0)	(4.1)
Tax-exempt interest	(0.1)	(0.2)	(0.5)
Other	0.3	(1.0)	(1.5)

Actual provision for income taxes	24.8%	26.6%	25.4%

Significant components of the Company’s deferred taxes consisted of the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Non-deductible accruals and allowances	$30,307	$26,905
Capitalized inventory costs	25,814	21,065
Stock compensation	6,283	6,157
Net operating loss carryforwards	6,364	6,894
Depreciation and amortization	1,693	1,722
Tax credits	12,702	11,187
Other	1,121	414

Gross deferred tax assets	84,284	74,344
Valuation allowance	(6,690)	(7,261)

Net deferred tax assets	77,594	67,083
Deferred tax liabilities:
Deductible accruals and allowance	(801)	(593)
Depreciation and amortization	(12,320)	(7,182)
Foreign currency loss	(2,494)	—
Other	(596)	(1,564)

Gross deferred tax liabilities	(16,211)	(9,339)
Total net deferred taxes	$61,383	$57,744

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company had net operating loss carryforwards at December 31, 2011 and 2010 in certain international tax jurisdictions of $58,272,000 and $67,800,000, respectively, which will begin to expire in 2015. The net operating losses result in a deferred tax asset of $6,364,000 and $6,894,000 at December 31, 2011 and 2010, respectively, both of which were subject to a 100% valuation allowance. To the extent that the Company reverses a portion of the valuation allowance, the adjustment would be recorded as a reduction to income tax expense.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-current deferred tax assets of $11,605,000 and $14,806,000 are included as a component of other non-current assets in the consolidated balance sheet at December 31, 2011 and 2010, respectively.

The Company had undistributed earnings of foreign subsidiaries of approximately $218,023,000 at December 31, 2011 for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the United States. If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation. The amount of the unrecognized deferred tax liability associated with the undistributed earnings was approximately $50,059,000 at December 31, 2011. The unrecognized deferred tax liability approximates the excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2011	2010	2009
Balance at beginning of period	$18,694	$20,183	$21,839
Increases related to prior year tax positions	43	893	1,346
Decreases related to prior year tax positions	(141)	(27)	(634)
Increases related to current year tax positions	1,388	1,278	1,598
Settlements	(649)	—	(1,194)
Expiration of statute of limitations	(5,019)	(3,633)	(2,772)

Balance at end of period	$14,316	$18,694	$20,183

Unrecognized tax benefits of $12,735,000 and $16,740,000 would affect the effective tax rate if recognized at December 31, 2011 and 2010, respectively.

The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, Hong Kong, Italy, Japan, South Korea, Switzerland, the United Kingdom and the United States. The Company has effectively settled U.S. tax examinations of all years through 2007. Internationally, the Company has effectively settled Canadian tax examinations of all years through 2004, Swiss tax examinations of all years through 2008, French tax examinations of all years through 2008, Japanese tax examinations of all years through 2007 and Korean tax examinations of all years through 2007. The Company is currently under examination in Canada for the tax years 2005 through 2008 and in Japan for the tax years 2008 through 2010. The Company does not anticipate that adjustments relative to these ongoing tax audits will result in a material change to its consolidated financial position, results of operations or cash flows.

Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months following December 31, 2011 by a range of zero to $10,195,000. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense. The Company recognized a net reversal of accrued interest and penalties of $501,000 in 2011, net accrued interest and penalties of $780,000 in 2010 and a net reversal of accrued interest and penalties of $80,000

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in 2009, all related to uncertain tax positions. The Company had $3,434,000 and $3,935,000 of accrued interest and penalties related to uncertain tax positions at December 31, 2011 and 2010, respectively.

NOTE 11—OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Straight-line and deferred rent liabilities	$18,028	$16,296
Asset retirement obligations	1,565	1,122
Deferred compensation plan liability	2,521	1,670
Other	1,739	2,368

	$23,853	$21,456

NOTE 12—RETIREMENT SAVINGS PLANS

401(k) Profit-Sharing Plan

The Company has a 401(k) profit-sharing plan, which covers substantially all U.S. employees. Participation begins the first of the quarter following completion of thirty days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All Company contributions to the plan as determined by the Board of Directors totaled $5,223,000, $4,443,000 and $2,610,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred Compensation Plan

The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Company contributions to the plan totaled $245,000, $155,000 and $108,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds. Changes in the market value of the participants’ investment selections are recorded as an adjustment to deferred compensation liabilities, with an offset to compensation expense. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment. At December 31, 2011 and 2010, the liability to participants under this plan was $2,521,000 and $1,670,000, respectively, and was recorded in other long-term liabilities. The current portion of the participant liability at December 31, 2011 and 2010 was not material.

The Company has purchased specific mutual funds in the same amounts as the participant-directed investment selections underlying the deferred compensation liabilities. These investment securities and earnings thereon, held in an irrevocable trust, are intended to provide a source of funds to meet the deferred compensation obligations, subject to claims of creditors in the event of the Company’s insolvency. The mutual funds are recorded at fair value in other non-current assets. At December 31, 2011 and 2010, the fair value of the mutual fund investments was $2,521,000 and $1,670,000, respectively. Realized and unrealized gains and losses on the mutual fund investments are offset against gains and losses resulting from changes in corresponding deferred compensation liabilities to participants.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases, among other things, retail space, office space, warehouse facilities, storage space, vehicles and equipment. Generally, the base lease terms are between 5 and 10 years. Certain lease agreements contain scheduled rent escalation clauses in their future minimum lease payments. Future minimum lease payments are recognized on a straight-line basis over the minimum lease term and the pro rata portion of scheduled rent escalations is included in other long-term liabilities. Certain retail space lease agreements provide for additional rents based on a percentage of annual sales in excess of stipulated minimums (“percentage rent”). Certain lease agreements require the Company to pay real estate taxes, insurance, common area maintenance (“CAM”), and other costs, collectively referred to as operating costs, in addition to base rent. Percentage rent and operating costs are recognized as incurred in SG&A expense in the Consolidated Statements of Operations. Certain lease agreements also contain lease incentives, such as tenant improvement allowances and rent holidays. The Company recognizes the benefits related to the lease incentives on a straight-line basis over the applicable lease term.

Rent expense, including percentage rent but excluding operating costs for which the Company is obligated, consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Rent expense included in SG&A	$46,869	$39,898	$31,140
Rent expense included in cost of sales	1,429	1,351	1,465

	$48,298	$41,249	$32,605

Approximate future minimum payments, including rent escalation clauses and stores that are not yet open, on all lease obligations at December 31, 2011, are as follows (in thousands). Operating lease obligations listed below do not include percentage rent, real estate taxes, insurance, CAM, and other costs for which the Company is obligated. These operating lease commitments are not reflected on the Consolidated Balance Sheet.

2012	$38,773
2013	35,060
2014	29,819
2015	26,892
2016	25,254
Thereafter	94,892

$250,690

Inventory Purchase Obligations

Inventory purchase obligations consist of open production purchase orders for sourced apparel, footwear, accessories and equipment, and raw material commitments not included in open production purchase orders. At December 31, 2011 inventory purchase obligations were $351,854,000. To support certain inventory purchase obligations, the Company maintains unsecured and uncommitted lines of credit available for issuing import letters of credit. At December 31, 2011 the Company had letters of credit of $2,029,000 outstanding for inventory purchase obligations.

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

NOTE 14—SHAREHOLDERS’ EQUITY

Since the inception of the Company’s stock repurchase plan in 2004 through December 31, 2011, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of December 31, 2011, the Company had repurchased 9,588,798 shares under this program at an aggregate purchase price of approximately $441,237,000. During the year ended December 31, 2011, the Company repurchased an aggregate of $20,000,000 of common stock under the stock repurchase plan. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

NOTE 15—STOCK-BASED COMPENSATION

The Company’s stock incentive plan (the “Plan”) provides for issuance of up to 8,900,000 shares of the Company’s Common Stock, of which 1,344,342 shares were available for future grants under the Plan at December 31, 2011. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments.

Stock-based compensation expense consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of sales	$282	$286	$335
Selling, general, and administrative expense	7,588	6,444	6,018

Pre-tax stock-based compensation expense	7,870	6,730	6,353
Income tax benefits	(2,729)	(2,162)	(2,258)

Total stock-based compensation expense, net of tax	$5,141	$4,568	$4,095

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No stock-based compensation costs were capitalized for the years ended December 31, 2011, 2010 or 2009.

The Company realized a tax benefit for the deduction from stock-based award transactions of $4,702,000, $1,909,000, and $851,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company estimates the fair value of stock options using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. Assumptions are evaluated and revised as necessary to reflect changes in market conditions and the Company’s experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards.

The following table presents the weighted average assumptions for the years ended December 31:

	2011(1)	2010	2009
Expected term	5.12 years	4.53 years	4.71 years
Expected stock price volatility	30.76%	28.79%	29.52%
Risk-free interest rate	1.84%	1.91%	1.73%
Expected dividend yield	1.31%	1.64%	2.17%
Weighted average grant date fair value	$16.09	$10.08	$6.55

(1)

During the year ended December 31, 2011, the Company granted two stock option awards totaling 53,720 shares that vest 100% on the fifth anniversary of the grant date. Because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2009	1,653,639	$45.10	6.73	$1,042
Granted	387,505	29.75
Cancelled	(252,303)	44.90
Exercised	(28,668)	24.76

Options outstanding at December 31, 2009	1,760,173	42.08	6.25	4,599
Granted	385,924	44.11
Cancelled	(77,481)	46.04
Exercised	(196,402)	37.34

Options outstanding at December 31, 2010	1,872,214	42.84	6.33	33,057
Granted	340,973	61.38
Cancelled	(40,396)	43.68
Exercised	(253,695)	43.32

Options outstanding at December 31, 2011	1,919,096	$46.05	6.25	$9,141

Options vested and expected to vest at December 31, 2011	1,857,797	$45.81	6.17	$8,994

Options exercisable at December 31, 2011	1,145,763	$44.24	4.83	$5,716

The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day.

Total stock option compensation expense for the years ended December 31, 2011, 2010 and 2009 was $3,550,000, $3,348,000 and $2,861,000, respectively. At December 31, 2011, unrecognized costs related to stock options totaled approximately $6,018,000, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at December 31, 2011 are expected to be recognized over a weighted average period of 2.33 years. The aggregate intrinsic value of stock options exercised was $4,906,000, $2,854,000 and $333,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2011, 2010 and 2009 was $10,991,000, $7,333,000 and $710,000, respectively.

Restricted Stock Units

Service-based restricted stock units are granted at no cost to key employees, and shares granted prior to 2009 generally vest over three years from the date of grant. Service-based restricted stock units granted after 2008 generally vest over a period of four years. Performance-based restricted stock units are granted at no cost to certain members of the Company’s senior executive team, excluding the Chairman and the President and Chief Executive Officer. Performance-based restricted stock units granted prior to 2010 generally vest over a performance period of between two and one-half and three years with an additional required service period of one year. Performance-based restricted stock units granted after 2009 generally vest over a performance period of between two and one-half and three years. Restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and,

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in some instances, on individual performance and/or Company performance. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. For the years ended December 31, 2011, 2010 and 2009, the Company withheld 48,059, 18,721 and 19,819 shares, respectively, to satisfy $2,974,000, $853,000 and $624,000 of employees’ tax obligations, respectively.

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

The following table presents the weighted average assumptions for the years ended December 31:

	2011	2010	2009
Vesting period	3.96 years	3.75 years	3.82 years
Expected dividend yield	1.33%	1.56%	2.19%
Estimated average fair value per restricted stock unit granted	$58.37	$43.95	$27.14

The following table summarizes the restricted stock unit activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2009	260,509	$46.32
Granted	136,327	27.14
Vested	(65,935)	53.41
Forfeited	(44,381)	41.22

Restricted stock units outstanding at December 31, 2009	286,520	36.35
Granted	128,525	43.95
Vested	(62,417)	42.95
Forfeited	(23,833)	42.44

Restricted stock units outstanding at December 31, 2010	328,795	37.63
Granted	145,768	58.37
Vested	(146,951)	38.01
Forfeited	(30,860)	41.79

Restricted stock units outstanding at December 31, 2011	296,752	$47.19

Restricted stock unit compensation expense for the years ended December 31, 2011, 2010 and 2009 was $4,320,000, $3,382,000 and $3,492,000, respectively. At December 31, 2011, unrecognized costs related to restricted stock units totaled approximately $8,806,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at December 31, 2011 are expected to be recognized over a weighted average period of 2.34 years. The total grant date fair value of restricted stock units vested during the year ended December 31, 2011, 2010 and 2009 was $5,586,000, $2,681,000 and $3,522,000, respectively.

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

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Weighted average common shares outstanding, used in computing basic earnings per share	33,808	33,725	33,846
Effect of dilutive stock options and restricted stock units	396	367	135

Weighted-average common shares outstanding, used in computing diluted earnings per share	34,204	34,092	33,981

Earnings per share of common stock:
Basic	$3.06	$2.28	$1.98
Diluted	3.03	2.26	1.97

Stock options and service-based restricted stock units representing 452,907, 480,707 and 1,562,064 shares of common stock for the years ended December 31, 2011, 2010 and 2009, respectively, were outstanding but were excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 34,448, 43,323 and 44,043 shares for the years ended December 31, 2011, 2010 and 2009, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

NOTE 17—COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on derivative transactions and foreign currency translation adjustments. A summary of comprehensive income, net of related tax effects, for the years ended December 31, is as follows (in thousands):

	2011	2010	2009
Net income	$103,479	$77,037	$67,021
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities	(38)	(28)	64
Unrealized derivative holding gains (losses) arising during period (net of tax expense (benefit)) of $351, ($725) and ($1,054) in 2011, 2010 and 2009, respectively)	3,489	1,167	(3,024)
Reclassification to net income of previously deferred (gains) losses on derivative transactions (net of tax benefit of $1,507, $269 and $227 in 2011, 2010 and 2009, respectively)	5,432	(1,680)	(616)
Foreign currency translation adjustments	(8,701)	3,812	13,854

Other comprehensive income	182	3,271	10,278

Comprehensive income	$103,661	$80,308	$77,299

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive income, net of related tax effects, is as follows (in thousands):

	December 31,
	2011	2010
Unrealized holding gains (losses) on available-for-sale securities	$(2)	$36
Unrealized holding gains (losses) on derivative transactions	7,250	(1,671)
Foreign currency translation adjustments	39,649	48,350

Accumulated other comprehensive income	$46,897	$46,715

NOTE 18—SEGMENT INFORMATION

The Company operates in four geographic segments: (1) the United States, (2) Latin America and Asia Pacific (“LAAP”), (3) Europe, Middle East and Africa (“EMEA”), and (4) Canada, which are reflective of the Company’s internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of active outdoor apparel, footwear, accessories and equipment.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The geographic distribution of the Company’s net sales, income before income taxes, interest income (expense), income tax (expense) benefit, and depreciation and amortization expense are summarized in the following tables (in thousands) for the years ended December 31, 2011, 2010 and 2009 and for identifiable assets at December 31, 2011 and 2010. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	2011	2010	2009
Net sales to unrelated entities:
United States	$947,970	$880,990	$736,942
LAAP	340,977	263,429	203,230
EMEA	275,416	222,451	197,357
Canada	129,622	116,654	106,494

	$1,693,985	$1,483,524	$1,244,023

Income before income taxes:
United States	$63,847	$53,752	$49,660
LAAP	46,214	35,635	27,138
EMEA	13,779	5,817	1,410
Canada	12,566	8,123	9,554
Interest	1,274	1,564	2,088

	$137,680	$104,891	$89,850

Interest income (expense), net:
United States	$4,565	$4,664	$4,561
LAAP	(666)	500	561
EMEA	648	(717)	(910)
Canada	(3,273)	(2,883)	(2,124)

	$1,274	$1,564	$2,088

Income tax (expense) benefit:
United States	$(19,233)	$(9,938)	$(13,710)
LAAP	(12,163)	(9,325)	(6,745)
EMEA	(80)	(7,668)	(2,744)
Canada	(2,725)	(923)	370

	$(34,201)	$(27,854)	$(22,829)

Depreciation and amortization expense:
United States	$33,100	$28,634	$26,850
LAAP	3,241	2,557	2,120
EMEA	6,292	6,410	6,642
Canada	927	829	641

	$43,560	$38,430	$36,253

Assets:
United States	$977,792	$941,154
LAAP	242,124	141,911
EMEA	281,118	276,136
Canada	179,851	150,236

Total identifiable assets	1,680,885	1,509,437
Eliminations and reclassifications	(298,343)	(214,683)

	$1,382,542	$1,294,754

Net sales by product category:
Apparel, accessories and equipment	$1,334,883	$1,213,301	$1,029,458
Footwear	359,102	270,223	214,565

	$1,693,985	$1,483,524	$1,244,023

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

In the normal course of business, the Company’s financial position and results of operations are routinely subject to a variety of risks. These risks include risks associated with financial markets, primarily currency exchange rate risk and, to a lesser extent, interest rate risk and equity market risk. The Company regularly assesses these risks and has established policies and business practices designed to mitigate them. The Company does not engage in speculative trading in any financial market.

The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency. The Company manages this risk by using currency forward and European-style option contracts formally designated and effective as cash flow hedges. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge effectiveness and included in current cost of sales. For option contracts, the hedging relationship is assumed to have no ineffectiveness if the critical terms of the option contract match the hedged transaction’s terms. Hedge ineffectiveness was not material during the years ended December 31, 2011, 2010 and 2009.

The Company also uses currency forward and option contracts not formally designated as hedges to manage the currency exchange rate risk associated with the remeasurement of non-functional monetary assets and liabilities. Non-functional monetary assets and liabilities consist primarily of cash, intercompany loans and payables.

The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	December 31,
	2011	2010
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$144,000	$86,260
Currency option contracts	—	4,500
Derivative instruments not designated as hedges:
Currency forward contracts	138,807	179,382

At December 31, 2011, approximately $6,074,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.

At December 31, 2011 the Company’s derivative contracts had a remaining maturity of approximately two years or less. All the counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $3,000,000 at December 31, 2011. The majority of the Company’s derivative counterparties have strong credit ratings and, as a result, the Company does not require collateral to facilitate transactions. The Company does not hold derivatives featuring credit-related contingent terms. In addition, the Company is not a party to any derivative master agreement featuring credit-related contingent terms. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	December 31,
		2011	2010
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$6,591	$362
Currency forward contracts	Other non-current assets	1,117	—
Currency option contracts	Prepaid expenses and other current assets	—	15
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	824	2,732
Currency forward contracts	Other long-term liabilities	91	—
Currency option contracts	Accrued liabilities	—	102

	Balance Sheet Classification	December 31,
		2011	2010
Derivative instruments not designated as hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$645	$789
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	2,962	4,169

The following table presents the effect and classification of derivative instruments for the years ended December 31, 2011 and 2010 (in thousands):

	Statement Of Operations Classification	For the Year Ended December 31,
		2011	2010	2009
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (Loss) recognized in other comprehensive income, net of tax	—	$3,489	$1,167	$(3,024)
Gain (Loss) reclassified from accumulated other comprehensive income to income for the effective portion	Cost of sales	(6,862)	1,789	(740)
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(1,889)	(230)	(14)
Derivative instruments not designated as hedges:
Loss recognized in income	Cost of sales	—	(130)	(130)
Gain (Loss) recognized in income	SG&A	1,216	(54)	—

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

Level 1 –	observable inputs such as quoted prices in active liquid markets;
Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; or observable market prices in markets with insufficient volume and/or infrequent transactions; and
Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$55,542	$—	$—	$55,542
Time deposits	10,000	—	—	10,000
Available-for-sale short-term investments
Time deposits	2,878	—	—	2,878
Other current assets
Derivative financial instruments (Note 19)	—	7,236	—	7,236
Non-current assets
Derivative financial instruments (Note 19)	—	1,117	—	1,117
Mutual fund shares	2,521	—	—	2,521

Total assets measured at fair value	$70,941	$8,353	$—	$79,294

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 19)	$—	$3,786	$—	$3,786
Other long-term liabilities
Derivative financial instruments (Note 19)	—	91	—	91

Total liabilities measured at fair value	$—	$3,877	$—	$3,877

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$177,104	$—	$—	$177,104
Time deposits	7,510	—	—	7,510
U.S. Government-backed municipal bonds	—	5,560	—	5,560
Available-for-sale short-term investments
Short-term municipal bond fund	15,624	—	—	15,624
U.S. Government-backed municipal bonds	—	53,188	—	53,188
Other current assets
Derivative financial instruments (Note 19)	—	1,166	—	1,166
Non-current assets
Mutual fund shares	1,670	—	—	1,670

Total assets measured at fair value	$201,908	$59,914	$—	$261,822

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 19)	$—	$7,003	$—	$7,003

Total liabilities measured at fair value	$—	$7,003	$—	$7,003

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.

There were no material assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2011 or 2010.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the Company’s quarterly financial data for the past two years ended December 31, 2011 (in thousands, except per share amounts):

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$333,086	$268,030	$566,791	$526,078
Gross profit	149,536	112,413	249,585	223,774
Net income (loss)	12,770	(13,558)	67,539	36,728
Earnings (loss) per share
Basic	$0.38	$(0.40)	$2.00	$1.09
Diluted	0.37	(0.40)	1.98	1.08

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$300,406	$221,831	$504,028	$457,259
Gross profit	127,304	96,922	214,281	190,897
Net income (loss)	9,228	(10,604)	52,205	26,208
Earnings (loss) per share
Basic	$0.27	$(0.31)	$1.55	$0.78
Diluted	0.27	(0.31)	1.53	0.77

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—

Integrated Framework. Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2011, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Columbia Sportswear Company

Portland, Oregon

We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company, and our report dated February 28, 2012, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Portland, Oregon

February 28, 2012

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2012 Proxy Statement entitled “Election of Directors,” “Corporate Governance—Code of Business Conduct and Ethics,” “Corporate Governance—Board Committees,” “Corporate Governance—Director Nomination Policy,” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated herein by reference.

See Item 4A of this Annual Report on Form 10-K for information regarding our executive officers.

Item 11.	EXECUTIVE COMPENSATION

The sections of our 2012 Proxy Statement entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of our 2012 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2012 Proxy Statement entitled “Corporate Governance—Certain Relationships and Related Transactions,” “Corporate Governance—Related Transactions Approval Process,” and “Corporate Governance—Independence” are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections of our 2012 Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Pre-approval Policy” are incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1) and (a)(2) Financial Statements. The Financial Statements of Columbia and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 42 to 73 of this Annual Report.

(b) See Exhibit Index beginning on page 79 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

Schedule II

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
Year Ended December 31, 2011:
Allowance for doubtful accounts	$7,098	$1,045	$(547)	$(51)	$7,545
Allowance for sales returns and miscellaneous claims	17,236	51,597	(40,651)	19	28,201
Year Ended December 31, 2010:
Allowance for doubtful accounts	$7,347	$983	$(1,304)	$72	$7,098
Allowance for sales returns and miscellaneous claims	11,951	33,598	(28,819)	506	17,236
Year Ended December 31, 2009:
Allowance for doubtful accounts	$9,542	$768	$(3,133)	$170	$7,347
Allowance for sales returns and miscellaneous claims	9,706	29,082	(26,758)	(79)	11,951

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.
(b)	Amounts included in this column primarily relate to foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

By:	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President, Chief Financial Officer

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title

/s/ TIMOTHY P. BOYLE Timothy P. Boyle	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ THOMAS B. CUSICK Thomas B. Cusick	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GERTRUDE BOYLE Gertrude Boyle	Chairman of the Board of Directors

/s/ SARAH A. BANY Sarah A. Bany	Director

/s/ EDWARD S. GEORGE Edward S. George	Director

/s/ MURREY R. ALBERS Murrey R. Albers	Director

/s/ JOHN W. STANTON John W. Stanton	Director

/s/ WALTER T. KLENZ Walter T. Klenz	Director

/s/ STEPHEN E. BABSON Stephen E. Babson	Director

/s/ ANDY D. BRYANT Andy D. Bryant	Director

/s/ RONALD E. NELSON Ronald E. Nelson	Director

Date: February 28, 2012

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

Exhibit No.	Exhibit Name
3.1	Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000) (File No. 000-23939)

3.2	Amendment to Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002) (File No. 0-23939)

3.3	2000 Restated Bylaws, as amended (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011) (File No. 000-23939)

4.1	See Article II of Exhibit 3.1, as amended by Exhibit 3.2, and Article I of Exhibit 3.3

+10.1	Columbia Sportswear Company 1997 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009) (File No. 000-23939)

+*10.2	Form of Nonstatutory Stock Option Agreement for stock options granted prior to July 20, 2006

+10.2(a)	Form of Executive Stock Option Agreement (incorporated by reference to exhibit 10.3 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 000-23939)

+10.2(b)	Form of Nonstatutory Stock Option Agreement for stock options granted on or after July 20, 2006 and before January 23, 2009 (incorporated by reference to exhibit 99.1 to the Company’s Form 8-K filed on July 26, 2006)

+10.2(c)	Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after March 29, 2010 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010) (File No. 000-23939)

Exhibit No.	Exhibit Name

+10.2(d)	Form of Restricted Stock Unit Award Agreement for awards granted prior to January 23, 2009 (incorporated by reference to exhibit 99.2 to the Company’s Form 8-K filed on July 26, 2006)

+10.2(e)	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to exhibit 99.3 to the Company’s Form 8-K filed on July 26, 2006)

+10.2(f)	Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after February 24, 2009 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009) (File No. 000-23939)

+10.2(g)	Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after March 29, 2010 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011) (File No. 000-23939)

+10.2(h)	Form of Nonstatutory Stock Option Agreement for stock options granted on or after January 23, 2009 (incorporated by reference to exhibit 10.2 (e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (File No. 000-23939)

+10.2(i)	Form of Restricted Stock Unit Award Agreement for awards granted on or after January 23, 2009 (incorporated by reference to exhibit 10.2 (f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (File No. 000-23939)

+10.2(j)	Columbia Sportswear Company 401(k) Excess Plan (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009) (File No. 000-23939)

+10.4	Columbia Sportswear Company Change in Control Severance Plan (incorporated by reference to the Company’s Form 8-K filed on January 29, 2009) (File No. 000-23939)

10.5	Credit Agreement between the Company and Wells Fargo Bank National Association dated June 15, 2010 (incorporated by reference to the Company’s Form 8-K filed on June 18, 2010) (File No. 0-23939)

10.5(a)	First Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated December 16, 2010 (incorporated by reference to the Company’s Form 8-k filed on December 17, 2010) (File No. 0-23939).

10.5(b)	Second Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated September 20, 2011 (incorporated by reference to the Company’s Form 8-K filed on September 21, 2011) (File No. 0-23939)

*10.9	Form of Indemnity Agreement for Directors

+10.10	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939)

+10.11	Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000) (File No. 000-23939)

+10.12	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

21.1	Subsidiaries of the Company

23.1	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

Exhibit No.	Exhibit Name

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Senior Vice President and Chief Financial Officer

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

+	Management Contract or Compensatory Plan
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-43199).
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.