Form 10-Q
period 2012-03-31
COLUMBIA SPORTSWEAR CO
filed 2012-05-09
CIK 1050797

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Common Stock outstanding on April 27, 2012 was 33,769,365.

COLUMBIA SPORTSWEAR COMPANY

MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1 – FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2012	December 31, 2011	March 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$240,725	$241,034	$234,982
Short-term investments	12,028	2,878	100,331
Accounts receivable, net of allowance of $6,753, $7,545 and $6,303, respectively	253,297	351,538	218,895
Inventories, net (Note 3)	366,564	365,199	303,086
Deferred income taxes	51,519	52,485	43,245
Prepaid expenses and other current assets	37,421	36,392	49,649

Total current assets	961,554	1,049,526	950,188
Property, plant and equipment, at cost, net of accumulated depreciation of $286,744, $275,886 and $253,544, respectively	256,420	250,910	225,210
Intangible assets, net (Note 4)	38,670	39,020	40,072
Goodwill	14,438	14,438	14,470
Other non-current assets	28,990	28,648	26,093

Total assets	$1,300,072	$1,382,542	$1,256,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$90,665	$148,973	$92,356
Accrued liabilities (Note 5)	80,460	104,496	84,389
Income taxes payable	9,470	12,579	11,303
Deferred income taxes	986	954	1,192

Total current liabilities	181,581	267,002	189,240
Income taxes payable	13,274	15,389	19,091
Deferred income taxes	1,807	1,753	—
Other long-term liabilities	24,899	23,853	22,798

Total liabilities	221,561	307,997	231,129
Commitments and contingencies (Note 11)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 125,000 shares authorized; 33,770, 33,638 and 33,902 issued and outstanding, respectively (Note 8)	7,795	3,037	11,565
Retained earnings	1,021,090	1,024,611	956,215
Accumulated other comprehensive income (Note 7)	49,626	46,897	57,124

Total shareholders’ equity	1,078,511	1,074,545	1,024,904

Total liabilities and shareholders’ equity	$1,300,072	$1,382,542	$1,256,033

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$333,141	$333,086
Cost of sales	185,205	183,550

Gross profit	147,936	149,536
Selling, general and administrative expenses	144,556	134,147
Net licensing income	1,975	2,531

Income from operations	5,355	17,920
Interest income, net	247	323

Income before income tax	5,602	18,243
Income tax expense	(1,704)	(5,473)

Net income	$3,898	$12,770

Earnings per share (Note 8):
Basic	$0.12	$0.38
Diluted	0.11	0.37
Cash dividends per share	$0.22	$0.20
Weighted average shares outstanding (Note 8):
Basic	33,705	33,799
Diluted	33,953	34,288

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$3,898	$12,770
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities (net of tax benefit of less than $1 and tax expense of $34, respectively)	(1)	58
Unrealized derivative holding losses arising during period (net of tax expense (benefit) of $228 and ($436), respectively)	(1,170)	(2,943)
Reclassification to net income of previously deferred (gains) losses on derivative instruments (net of tax benefit of $1 and $175, respectively)	(707)	200
Foreign currency translation adjustments (net of tax expense of $335 and $1,279, respectively)	4,607	13,094

Other comprehensive income	2,729	10,409

Comprehensive income	$6,627	$23,179

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,898	$12,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,018	10,466
Loss on disposal or impairment of property, plant, and equipment	84	134
Deferred income taxes	571	3,543
Stock-based compensation	2,112	1,813
Excess tax benefit from employee stock plans	(225)	(1,371)
Changes in operating assets and liabilities:
Accounts receivable	98,893	84,007
Inventories	(1,640)	13,704
Prepaid expenses and other current assets	(730)	(20,989)
Other assets	(820)	(873)
Accounts payable	(60,810)	(40,058)
Accrued liabilities	(26,101)	(22,585)
Income taxes payable	(5,105)	(5,544)
Other liabilities	1,068	1,337

Net cash provided by operating activities	22,213	36,354

Cash flows from investing activities:
Purchases of short-term investments	(9,591)	(37,561)
Sales of short-term investments	441	6,100
Capital expenditures	(12,004)	(9,043)
Proceeds from sale of property, plant, and equipment	—	33

Net cash used in investing activities	(21,154)	(40,471)

Cash flows from financing activities:
Proceeds from credit facilities	519	5,509
Repayments on credit facilities	(519)	(5,509)
Proceeds from issuance of common stock under employee stock plans	3,475	5,843
Tax payments related to restricted stock unit issuances	(1,116)	(2,770)
Excess tax benefit from employee stock plans	225	1,371
Cash dividends paid	(7,419)	(6,762)

Net cash used in financing activities	(4,835)	(2,318)

Net effect of exchange rate changes on cash	3,467	7,160

Net increase (decrease) in cash and cash equivalents	(309)	725
Cash and cash equivalents, beginning of period	241,034	234,257

Cash and cash equivalents, end of period	$240,725	$234,982

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$7,610	$20,038
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,236	$1,445

See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of March 31, 2012 and 2011 and the results of operations and cash flows for the three months ended March 31, 2012 and 2011. The December 31, 2011 financial information was derived from the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Restructuring charges:

In connection with its cost containment measures implemented during the three months ended March 31, 2012, the Company accrued and expensed restructuring charges of $4,007,000, primarily consisting of employee termination costs related to headcount reductions. All such costs are included in selling, general and administrative expenses.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements while eliminating the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. Under this ASU, an entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance January 1, 2012, and applied it retrospectively. To implement this standard, the Company added a separate financial statement entitled, “Condensed Consolidated Statements of Comprehensive Income.”

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Under these requirements, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Although the Company has not yet determined whether it will apply the new qualitative assessment for its annual impairment evaluation, the Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 – INVENTORIES, NET

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.

Inventories, net, consisted of the following (in thousands):

	March 31, 2012	December 31, 2011	March 31, 2011
Raw materials	$1,196	$2,044	$1,321
Work in process	2,198	1,240	581
Finished goods	363,170	361,915	301,184

	$366,564	$365,199	$303,086

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets that are determined to have finite lives include patents and purchased technology and are amortized over their estimated useful lives, which is approximately 10 years. Intangible assets with indefinite useful lives include trademarks and tradenames and are not amortized but are periodically evaluated for impairment.

The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	March 31, 2012	December 31, 2011	March 31, 2011
Intangible assets subject to amortization
Gross carrying amount	$14,198	$14,198	$14,198
Accumulated amortization	(2,949)	(2,599)	(1,547)

Net carrying amount	11,249	11,599	12,651
Intangible assets not subject to amortization	27,421	27,421	27,421

Intangible assets, net	$38,670	$39,020	$40,072

Annual amortization expense for intangible assets subject to amortization is estimated to be $1,402,000 in 2012, and $1,330,000 in 2013 through 2016.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 5 – PRODUCT WARRANTY

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. The warranty reserve is included in accrued liabilities in the Condensed Consolidated Balance Sheets. A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$10,452	$10,256
Charged to costs and expenses	1,179	1,871
Claims settled	(1,889)	(2,290)
Other	91	145

Balance at end of period	$9,833	$9,982

NOTE 6 – STOCK-BASED COMPENSATION

The Company’s Stock Incentive Plan (the “Plan”) allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The majority of all stock option and restricted stock unit grants outstanding under the Plan were granted in the first quarter of each fiscal year.

Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options	$908	$842
Restricted stock units	1,204	971

Total	$2,112	$1,813

Stock Options

The Company estimates the fair value of stock options using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate applicable to the option’s expected term, and the Company’s estimated annual dividend yield.

The following table shows the weighted average assumptions for stock options granted in the period:

	Three Months Ended March 31,
	2012	2011(1)
Expected term	4.51 years	4.98 years
Expected stock price volatility	32.44%	30.87%
Risk-free interest rate	0.87%	1.82%
Expected dividend yield	1.80%	1.31%
Weighted average grant date fair value	$ 11.44	$ 15.89

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

During the three months ended March 31, 2012 and 2011, the Company granted a total of 323,615 and 314,701 stock options, respectively. At March 31, 2012, unrecognized costs related to outstanding stock options totaled approximately $8,266,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at March 31, 2012 are expected to be recognized over a weighted average period of 2.83 years.

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

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the weighted average assumptions for restricted stock units granted in the period:

	Three Months Ended March 31,
	2012	2011
Vesting period	3.90 years	4.05 years
Expected dividend yield	1.79%	1.30%
Estimated average grant date fair value per restricted stock unit	$ 45.90	$ 58.39

During the three months ended March 31, 2012 and 2011, the Company granted 149,691 and 122,235 restricted stock units, respectively. At March 31, 2012, unrecognized costs related to outstanding restricted stock units totaled approximately $13,345,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at March 31, 2012 are expected to be recognized over a weighted average period of 2.80 years.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME

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

	March 31, 2012	December 31, 2011	March 31, 2011
Unrealized holding gains (losses) on available-for-sale securities	$(3)	$(2)	$94
Unrealized holding gains (losses) on derivative transactions	5,373	7,250	(4,414)
Foreign currency translation adjustments	44,256	39,649	61,444

Accumulated other comprehensive income	$49,626	$46,897	$57,124

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

A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Weighted average shares of common stock outstanding, used in computing basic earnings per share	33,705	33,799
Effect of dilutive stock options and restricted stock units	248	489

Weighted-average shares of common stock outstanding, used in computing diluted earnings per share	33,953	34,288

Earnings per share of common stock:
Basic	$0.12	$0.38
Diluted	0.11	0.37

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock options and service-based restricted stock units representing 977,668 and 282,093 shares of common stock outstanding for the three months ended March 31, 2012 and 2011, respectively, were excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 30,865 and 24,647 shares for the three months ended March 31, 2012 and 2011, respectively, were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

Since the inception of the Company’s stock repurchase plan in 2004 through March 31, 2012, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of March 31, 2012, the Company had repurchased 9,588,798 shares under this program at an aggregate purchase price of approximately $441,237,000. During the three months ended March 31, 2012 and 2011, the Company did not repurchase any shares of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

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

	Three Months Ended March 31,
	2012	2011
Net sales to unrelated entities:
United States	$193,047	$192,457
LAAP	76,752	67,335
EMEA	38,131	44,356
Canada	25,211	28,938

	$333,141	$333,086

Income (loss) before income tax:
United States	$2,738	$8,629
LAAP	10,960	8,497
EMEA	(9,972)	(3,175)
Canada	1,629	3,969
Interest	247	323

	$5,602	$18,243

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

The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency. The Company manages this risk by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge effectiveness and included in current cost of sales. Hedge ineffectiveness was not material during the three months ended March 31, 2012 and 2011.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company also uses currency forward contracts not formally designated as hedges to manage the currency exchange rate risk associated with the remeasurement of non-functional monetary assets and liabilities. Non-functional monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, intercompany loans and payables.

The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	March 31, 2012	December 31, 2011	March 31, 2011
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$118,525	$144,000	$148,085
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	104,605	138,807	158,797

At March 31, 2012, approximately $5,128,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.

At March 31, 2012, the Company’s derivative contracts had a remaining maturity of approximately two years or less. All the counterparties to these transactions had both long-term and short-term investment grade credit ratings and as a result, the Company does not require collateral to facilitate transactions. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $2,000,000 at March 31, 2012. The Company does not hold derivatives featuring credit-related contingent terms. In addition, the Company is not a party to any derivative master agreement featuring credit-related contingent terms. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	March 31, 2012	December 31, 2011	March 31, 2011
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$4,250	$6,591	$156
Currency forward contracts	Other non-current assets	565	1,117	—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	67	824	5,321
Currency forward contracts	Other long-term liabilities	—	91	—

	Balance Sheet Classification	March 31, 2012	December 31, 2011	March 31, 2011
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$1,193	$645	$4,302
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	421	2,962	2,528

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the effect and classification of derivative instruments (in thousands):

		Three Months Ended March 31,
	Statement Of Operations Classification	2012	2011
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive income	—	$(1,170)	$(2,943)
Gain (loss) reclassified from accumulated other comprehensive income to income for the effective portion	Cost of sales	311	(368)
Gain reclassified from accumulated other comprehensive income to income as a result of cash flow hedge discontinuance	Cost of sales	441	—
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	91	(189)
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	SG&A	(2,773)	4,662

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Inventory Purchase Obligations

Inventory purchase obligations consist of open production purchase orders for sourced apparel, footwear, accessories and equipment, and raw material commitments not included in open production purchase orders. At March 31, 2012, inventory purchase obligations were $455,208,000.

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

Level 1 –	observable inputs such as quoted prices in active liquid markets;
Level 2 –	inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; or observable market prices in markets with insufficient volume and/or infrequent transactions; and
Level 3 –	unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2012 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$59,853	$—	$—	$59,853
Time deposits	10,000	5,295	—	15,295
Available-for-sale short-term investments(1)
Time deposits	—	2,438	—	2,438
U.S Government-backed municipal bonds	—	9,590	—	9,590
Other current assets
Derivative financial instruments (Note 10)	—	5,443	—	5,443
Other non-current assets
Derivative financial instruments (Note 10)	—	565	—	565
Mutual fund shares	3,552	—	—	3,552

Total assets measured at fair value	$73,405	$23,331	$—	$96,736

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 10)	$—	$488	$—	$488

Total liabilities measured at fair value	$—	$488	$—	$488

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$55,542	$—	$—	$55,542
Time deposits	10,000	—	—	10,000
Available-for-sale short-term investments (1)
Time deposits	2,878	—	—	2,878
Other current assets
Derivative financial instruments (Note 10)	—	7,236	—	7,236
Other non-current assets
Derivative financial instruments (Note 10)	—	1,117	—	1,117
Mutual fund shares	2,521	—	—	2,521

Total assets measured at fair value	$70,941	$8,353	$—	$79,294

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 10)	$—	$3,786	$—	$3,786
Other long-term liabilities
Derivative financial instruments (Note 10)	—	91	—	91

Total liabilities measured at fair value	$—	$3,877	$—	$3,877

Assets and liabilities measured at fair value on a recurring basis at March 31, 2011 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$139,925	$—	$—	$139,925
Time deposits	7,516	—	—	7,516
U.S. Government-backed municipal bonds	—	1,008	—	1,008
Available-for-sale short-term investments(1)
Short-term municipal bond fund	25,711	—	—	25,711
U.S. Government-backed municipal bonds	—	74,620	—	74,620
Other current assets
Derivative financial instruments (Note 10)	—	4,458	—	4,458
Other non-current assets
Mutual fund shares	2,302	—	—	2,302

Total assets measured at fair value	$175,454	$80,086	$—	$255,540

Liabilities:
Accrued liabilities
Derivative financial instruments (Note 10)	$—	$7,849	$—	$7,849

Total liabilities measured at fair value	$—	$7,849	$—	$7,849

(1)	Investments have remaining maturities greater than three months but less than two years and are available for use in current operations.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.

There were no material assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2012, December 31, 2011, or March 31, 2011.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales across markets, distribution channels and product categories, expenses, input costs and cost containment measures, effects of unseasonable weather on our results of operations, investments in our business, access to raw materials and factory capacity, financing and working capital requirements and resources and our exposure to market risk associated with interest rates and foreign currency exchange rates.

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

Business Outlook

The global business climate continues to present us with a great deal of uncertainty, making it difficult to predict future results. Factors that could significantly affect our full year 2012 outlook include:

•

Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on order cancellations, reorders, direct-to-consumer sales and suppressed demand in subsequent seasons;

•	Changes in mix and volume of full price sales in relation to close-out product sales;

•	Volatile input costs across our supply chain;

•	Increased fixed costs to support supply chain and information technology infrastructure investments and projects, including our global enterprise resource planning (“ERP”) system implementation;

•	Our ability to implement adequate cost containment measures in order to limit the growth of selling, general and administrative (“SG&A”) expenses to a rate comparable to sales growth;

•	Lower incremental sales through our expanding direct-to-consumer operations;

•	Changes in consumer spending activity; and

•	Fluctuating currency exchange rates.

Like other branded consumer product companies, our business is heavily dependent upon discretionary consumer spending patterns. Continuing high levels of unemployment and concerns about potential increases in consumer prices in our key markets continue to pose significant challenges and risks for us.

We believe there is potential for limited growth in our full year 2012 net sales compared to 2011 as a result of the unseasonably warm 2011/2012 winter and a challenging economic environment in Europe, both of which have subdued retailer confidence as they plan their orders for the Fall 2012 season. We expect full year 2012 SG&A expenses to increase at a comparable rate to anticipated net sales as a result of cost containment measures executed in the first quarter of 2012, which included a reduction in global headcount, curtailment of various compensation and benefit increases, and reduction in travel, event and other discretionary spending.

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

Our business and internal management processes have evolved significantly in recent years, including a broader geographic scope, larger international distributor and direct-to-consumer operations, increased automatic replenishment programs and changes in the multiple data points we use to plan our business. We have concluded that providing two seasonal backlog reports at March 31 and September 30 is not material to an understanding of our company and our future expectations.

Results of Operations

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes that appear elsewhere in this quarterly report. All references to quarters relate to the quarter ended March 31 of the particular year.

Highlights of the First Quarter of 2012

•

Net sales were $333.1 million for each of the first quarters of 2012 and 2011. Changes in foreign currency exchange rates negatively affected the consolidated net sales comparison by less than one percent.

•

Net income for the first quarter of 2012 decreased 70% to $3.9 million, or $0.11 per diluted share, including restructuring charges of approximately $2.8 million, net of tax, or $0.08 per diluted share, compared to net income of $12.8 million, or $0.37 per diluted share, for the first quarter of 2011.

•	We paid quarterly cash dividends of $0.22 per share, or $7.4 million, in the first quarter of 2012.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	55.6	55.1

Gross profit	44.4	44.9
Selling, general and administrative expense	43.4	40.3
Net licensing income	0.6	0.8

Income from operations	1.6	5.4
Interest income, net	0.1	0.1

Income before income tax	1.7	5.5
Income tax expense	(0.5)	(1.7)

Net income	1.2%	3.8%

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011

Net Sales: Consolidated net sales were $333.1 million for each of the first quarters of 2012 and 2011. Changes in foreign currency exchange rates compared with the first quarter of 2011 negatively affected the consolidated net sales comparison by less than one percent.

Sales by Geographic Region

Net sales by geographical region are summarized in the following table:

	Three Months Ended March 31,
	2012	2011	% Change
	(In millions, except for percentage changes)
United States	$193.0	$192.5	—
LAAP	76.8	67.3	14%
EMEA	38.1	44.4	(14)%
Canada	25.2	28.9	(13)%

	$333.1	$333.1	—

Net sales in the United States increased $0.5 million, or less than one percent, to $193.0 million for the first quarter of 2012 from $192.5 million for the comparable period in 2011. The increase in net sales in the United States consisted of a net sales increase in apparel, accessories and equipment, partially offset by decreased net sales of footwear. The net sales increase consisted of a net sales increase in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business. The net sales increase in our direct-to-consumer business was primarily concentrated in the Columbia brand and was driven by increased net sales within our retail stores, offset by decreased e-commerce net sales.

Net sales in the LAAP region increased $9.5 million, or 14%, to $76.8 million for the first quarter of 2012 from $67.3 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the first quarter of 2011 contributed approximately a two percentage point benefit to the LAAP net sales comparison. The net sales increase in the LAAP region was led by apparel, accessories and equipment, followed by footwear. The LAAP net sales increase was primarily concentrated in the Columbia brand and was led by Japan, followed by Korea, partially offset by a net sales decrease to LAAP distributors. The increase in Japan net sales was primarily the result of increased net sales from our wholesale business, increased direct-to-consumer net sales and the favorable effect of foreign currency exchange rates. The major earthquake and tsunami that occurred in March 2011 negatively impacted net sales in Japan in the first quarter of 2011. The increase in Korea net sales was primarily due to a greater number of retail stores operating during the first quarter of 2012 than during the first quarter of 2011, followed by increased sales from existing stores. The LAAP distributor net sales decrease was primarily due to a shift in the timing of shipments as a higher percentage of spring 2012 advance orders shipped in the fourth quarter of 2011, while a higher percentage of spring 2011 advance orders shipped in the first quarter of 2011.

Net sales in the EMEA region decreased $6.3 million, or 14%, to $38.1 million for the first quarter of 2012 from $44.4 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the first quarter of 2011 negatively affected the EMEA net sales comparison by approximately three percentage points. The net sales decrease in the EMEA region was led by apparel, accessories and equipment, followed by footwear. The decrease in net sales in the EMEA region was concentrated in the Columbia brand, partially offset by increased net sales of the Sorel brand, and was led by our direct business, followed by our distributor business. The decrease in net sales in the EMEA direct business was primarily due to unseasonably warm winter weather and a challenging economic environment in the region. The EMEA distributor net sales decrease was primarily due to a shift in the timing of shipments as a higher percentage of spring 2012 advance orders shipped in the fourth quarter of 2011, while a higher percentage of spring 2011 advance orders shipped in the first quarter of 2011.

Net sales in Canada decreased $3.7 million, or 13%, to $25.2 million for the first quarter of 2012 from $28.9 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with 2011 negatively affected the Canada net sales comparison by approximately two percentage points. The decrease in net sales in Canada was primarily concentrated in the Columbia brand and was led by apparel, accessories and equipment, followed by footwear. The Canada net sales decrease was primarily due to unseasonably warm winter weather and continued retailer consolidation in the region.

Sales by Product Category

Net sales by product category are summarized in the following table:

	Three Months Ended March 31,
	2012	2011	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$284.3	$278.7	2%
Footwear	48.8	54.4	(10)%

	$333.1	$333.1	—

Net sales of apparel, accessories and equipment increased $5.6 million, or 2%, to $284.3 million for the first quarter of 2012 from $278.7 million for the comparable period in 2011. The increase in apparel, accessories and equipment net sales consisted of a net sales increase in the Columbia brand, partially offset by a net sales decrease in the Mountain Hardwear brand. The net sales increase was led by the LAAP region, followed by the United States, partially offset by net sales decreases in the EMEA region and Canada. The apparel, accessories and equipment net sales increase in the LAAP region was led by Japan, followed by Korea, partially offset by a net sales decrease to LAAP distributors. The net sales increase in apparel, accessories and equipment in the United States was led by our direct-to-consumer business, followed by our wholesale business.

Net sales of footwear decreased $5.6 million, or 10%, to $48.8 million for the first quarter of 2012 from $54.4 million for the comparable period in 2011. The decrease in footwear net sales was led by the Sorel brand, followed by the Columbia brand, and was primarily due to the effect of unseasonably warm weather. The net sales decrease was led by the United States, followed by the EMEA region and Canada, partially offset by a net sales increase in the LAAP region. The net sales decrease in footwear in the United States was led by our wholesale business, followed by our direct-to-consumer business.

Sales by Brand

Net sales by brand are summarized in the following table:

	Three Months Ended March 31,
	2012	2011	% Change
	(In millions, except for percentage changes)
Columbia	$293.1	$288.1	2%
Mountain Hardwear	30.7	31.7	(3)%
Sorel	6.4	10.3	(38)%
Other	2.9	3.0	(3)%

	$333.1	$333.1	—

Columbia brand net sales increased for the first quarter of 2012 compared to the first quarter of 2011, offset by net sales decreases in the Sorel and Mountain Hardwear brands. The Columbia brand net sales increase was led by the LAAP region, followed by the United States, partially offset by net sales decreases in the EMEA region and Canada. The decrease in Sorel brand net sales was driven by the unseasonably warm winter which negatively affected consumer demand for cold weather footwear.

Gross Profit: Gross profit, as a percentage of net sales, decreased to 44.4% for the first quarter of 2012 from 44.9% for the comparable period in 2011. Gross profit contraction was primarily due to:

•	A higher volume of promotional and close-out product sales resulting from excess inventory exiting the unseasonably warm winter; and

•	Increased product costs;

partially offset by:

•	Favorable foreign currency hedge rates;

•	Lower airfreight costs; and

•	A shift in geographic and channel sales mix.

Our gross profits may not be comparable to those of other companies in our industry because some include costs related to both their distribution network and retail store occupancy in cost of sales while we, like many others, include these expenses as a component of SG&A expense.

Selling, General and Administrative Expense: SG&A expense includes all costs associated with design, merchandising, marketing, distribution and corporate functions, including related depreciation and amortization.

SG&A expense increased $10.5 million, or 7.8%, to $144.6 million for the first quarter of 2012 from $134.1 million for the comparable period in 2011. The SG&A expense increase was primarily due to:

•	Restructuring charges;

•	Expansion of direct-to-consumer operations globally;

•	Information technology initiatives, including our ongoing ERP implementation; and

•	The anniversary effect of additions to staff during 2011.

SG&A expense increased to 43.4% of net sales for the first quarter of 2012 from 40.3% of net sales for the comparable period in 2011. Depreciation and amortization included in SG&A expense totaled $10.8 million for the first quarter of 2012, compared to $10.3 million for the same period in 2011.

Net Licensing Income: Net licensing income decreased $0.5 million to $2.0 million for the first quarter of 2012 from $2.5 million for the same period in 2011, primarily due to decreased apparel and footwear licensing income in the LAAP region, where a third party distributor is licensed to locally manufacture Columbia brand apparel and footwear for sale in local markets. This decrease was driven by a shift in the timing of production of spring 2012 licensed product.

Interest Income, Net: Net interest income was $0.2 million for the first quarter of 2012 compared to $0.3 million for the same period in 2011. Interest income decreased due to lower average interest rates on cash equivalents and short-term investments and lower average balances compared to the same period in 2011. Interest expense was nominal for the first quarter of 2012 and for the comparable period in 2011.

Income Tax Expense: Income tax expense decreased to $1.7 million for the first quarter of 2012 from $5.5 million for the comparable period in 2011. This decrease primarily resulted from lower income before income tax expense. Our effective income tax rate was 30.4% for the first quarter of 2012 compared to 30.0% for the same period in 2011. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods.

Net Income: Net income decreased $8.9 million, or 70%, to $3.9 million, including restructuring charges of approximately $2.8 million, net of tax, compared to net income of $12.8 million for the comparable period in 2011. Diluted earnings per share was $0.11 for the first quarter of 2012, including restructuring charges of $0.08 net of tax, compared to diluted earnings per share of $0.37 for the first quarter of 2011.

Liquidity and Capital Resources

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At March 31, 2012, we had total cash and cash equivalents of $240.7 million compared to $241.0 million at December 31, 2011 and $235.0 million at March 31, 2011. In addition, we had short-term investments of $12.0 million at March 31, 2012, compared to $2.9 million at December 31, 2011 and $100.3 million at March 31, 2011. At March 31, 2012, approximately 37% of our cash and short-term investments were held by some of our foreign subsidiaries where a repatriation of those funds to the United States would likely result in a significant tax expense to the Company. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, it is our intent to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.

Net cash provided by operating activities was $22.2 million for the three months ended March 31, 2012, compared to $36.4 million for the same period in 2011. The decrease in cash provided by operating activities was due to the combined effect of lower net income, greater reductions in working capital liabilities and an increase in inventory during the first quarter of 2012 versus a decrease in inventory during the first quarter of 2011, partially offset by a smaller increase in prepaid expenses and other current assets and greater collections of accounts receivable.

Net cash used in investing activities was $21.2 million for the three months ended March 31, 2012, compared to $40.5 million for the comparable period in 2011. For the 2012 period, net cash used in investing activities primarily consisted of $12.0 million for capital expenditures and $9.2 million for net purchases of short-term investments. For the 2011 period, net cash used in investing activities primarily consisted of $31.5 million for net purchases of short-term investments and $9.0 million for capital expenditures.

Net cash used in financing activities was $4.8 million for the three months ended March 31, 2012, compared to $2.3 million for the comparable period in 2011. For the 2012 period, net cash used in financing activities primarily consisted of dividend payments of $7.4 million, partially offset by net proceeds from stock plan activity of $2.4 million. For the 2011 period, net cash used in financing activities primarily consisted of dividend payments of $6.8 million, partially offset by net proceeds from stock plan activity of $3.1 million.

We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At March 31, 2012, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have local currency operating lines in place guaranteed by the parent company with a combined limit of approximately $91.7 million at March 31, 2012, of which $3.3 million is designated as a European customs guarantee. At March 31, 2012, no balance was outstanding under these lines of credit.

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

Off-Balance Sheet Arrangements

We have arrangements in place to facilitate the import and purchase of inventory through import letters of credit. We maintain unsecured and uncommitted import lines of credit with a combined limit of $15.0 million at March 31, 2012, available for issuing documentary letters of credit. At March 31, 2012, we had outstanding letters of credit of $1.6 million for purchase orders for inventory under this arrangement.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our Annual Report on Form 10-K for the year ended December 31, 2011 have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Many of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for doubtful accounts, the provision for potential excess, close-out and slow moving inventory, product warranty, income taxes and stock-based compensation.

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

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 2 to the notes to the consolidated financial statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4 – CONTROLS AND PROCEDURES

We have evaluated, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are implementing an ERP system on a worldwide basis, which is expected to impact our business and financial transaction processes. The implementation is expected to occur in phases globally over the next several years, beginning with a roll-out to our Canadian subsidiary in April 2012. The implementation of a worldwide ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are involved in litigation and various legal matters arising in the normal course of business, including matters related to employment, retail, intellectual property and various regulatory compliance activities. We have considered facts related to legal and regulatory matters and opinions of counsel handling these matters, and do not believe the ultimate resolution of such proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	RISK FACTORS

In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations or cash flows may be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Initiatives to Upgrade Our Information Technology Infrastructure Involve Many Risks Which Could Result In, Among Other Things, Business Interruptions and Higher Costs

We regularly implement business process improvement initiatives to optimize our performance. Our current business process initiatives include plans to improve business results through standardization of business processes and technology that support our supply chain and go-to-market strategies through implementation of an integrated ERP software solution over the next few years. We may experience difficulties when we transition to new or upgraded systems and processes, including loss of data and decreases in productivity as our personnel become familiar with new systems. In addition, transitioning to new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our financial condition, results of operations or cash flows.

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

We May be Adversely Affected by Weather Conditions

Our business is adversely affected by unseasonable weather conditions. A significant portion of the sales of our products is dependent in part on the weather and likely to decline in years in which weather conditions do not stimulate demand for these products. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring and summer, both of which occurred in 2011 and the first quarter of 2012, may have a material adverse effect on our financial condition, results of operations or cash flows. Unintended inventory accumulation by our wholesale customers resulting from unseasonable weather in one season generally negatively affects orders in future seasons, which may have a material adverse effect on our financial condition, results of operations or cash flows.

Our International Operations Involve Many Risks

We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, changes in consumer preferences, foreign currency fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.

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

We Face Risks Associated with Consumer Preferences and Fashion Trends

Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, changes in fashion trends may have a greater impact than in the past as we expand our offerings to include more product categories in more geographic areas, particularly with the Sorel brand. We also face risks because our business requires us and our customers to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk by soliciting advance order commitments by retailers, we must generally place a significant portion of our seasonal production orders with our independent factories before we have received all of a season’s orders, and orders may be cancelled by customers before shipment. If we or our customers fail to anticipate and respond to consumer preferences, we may have lower sales, excess inventories and lower profit margins, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our Business Is Affected by Seasonality

Our business is affected by the general seasonal trends common to the outdoor industry. Our products are marketed on a seasonal basis and our product mix is weighted substantially toward the fall season. Our annual net sales are weighted heavily toward the fall/winter season, while our operating expenses are more equally distributed throughout the year. As a result, the majority, and sometimes all, of our operating profits are generated in the second half of the year. The expansion of our direct-to-consumer operations and sales growth in our winter footwear business (both Sorel and Columbia brands) has increased the proportion of sales and profits that we generate in the fourth calendar quarter. This seasonality, along with other factors that are beyond our control and that are discussed elsewhere in this section, may adversely affect our business and cause our results of operations to fluctuate. As a result, our profitability may be materially affected if management is not able to timely adjust expenses in reaction to adverse events such as unfavorable weather, weak consumer spending patterns or unanticipated levels of order cancellations. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of March 31, 2012, the Company had repurchased 9,588,798 shares under this program at an aggregate purchase price of approximately $441,237,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

The Company did not repurchase any equity securities during the three months ended March 31, 2012.

Item 6 – EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Senior Vice President and Chief Financial Officer

101.	INS XBRL Instance Document *

101.	SCH XBRL Taxonomy Extension Schema Document *

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document*

101.	LAB XBRL Taxonomy Extension Label Linkbase Document *

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date: May 9, 2012	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)