Form 10-Q
period 2012-06-30
COLUMBIA SPORTSWEAR CO
filed 2012-08-08
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
For the transition period from_______to_______
Commission file number 0-23939
 _____________________________
COLUMBIA SPORTSWEAR COMPANY
(Exact name of registrant as specified in its charter)

Oregon	93-0498284
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
14375 Northwest Science Park Drive Portland, Oregon	97229
(Address of principal executive offices)	(Zip Code)
(503) 985-4000
(Registrant’s telephone number, including area code)
_____________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on July 27, 2012 was 33,798,537.

COLUMBIA SPORTSWEAR COMPANY
JUNE 30, 2012

PART I. FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2012	December 31, 2011	June 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$193,245	$241,034	$207,429
Short-term investments	35,266	2,878	90,842
Accounts receivable, net of allowance of $6,422, $7,545 and $6,718, respectively	203,157	351,538	174,822
Inventories, net (Note 3)	523,078	365,199	422,004
Deferred income taxes	52,180	52,485	45,069
Prepaid expenses and other current assets	45,446	36,392	60,242
Total current assets	1,052,372	1,049,526	1,000,408
Property, plant and equipment, at cost, net of accumulated depreciation of $293,008, $275,886 and $264,615, respectively	253,009	250,910	230,363
Intangible assets, net (Note 4)	38,319	39,020	39,721
Goodwill	14,438	14,438	14,438
Other non-current assets	27,957	28,648	27,921
Total assets	$1,386,095	$1,382,542	$1,312,851
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$196,478	$148,973	$159,292
Accrued liabilities (Note 5)	84,242	104,496	81,624
Income taxes payable	5,020	12,579	9,541
Deferred income taxes	941	954	2,161
Total current liabilities	286,681	267,002	252,618
Income taxes payable	13,296	15,389	19,187
Deferred income taxes	1,716	1,753	1,714
Other long-term liabilities	25,684	23,853	23,374
Total liabilities	327,377	307,997	296,893
Commitments and contingencies (Note 11)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 125,000 shares authorized; 33,796, 33,638 and 34,001 issued and outstanding, respectively (Note 8)	10,381	3,037	17,801
Retained earnings	1,005,759	1,024,611	935,182
Accumulated other comprehensive income (Note 7)	42,578	46,897	62,975
Total shareholders’ equity	1,058,718	1,074,545	1,015,958
Total liabilities and shareholders’ equity	$1,386,095	$1,382,542	$1,312,851
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$290,357	$268,030	$623,498	$601,116
Cost of sales	172,489	155,617	357,694	339,167
Gross profit	117,868	112,413	265,804	261,949
Selling, general and administrative expenses	133,171	134,512	277,727	268,659
Net licensing income	4,555	3,459	6,530	5,990
Loss from operations	(10,748)	(18,640)	(5,393)	(720)
Interest income, net	191	461	438	784
Income (loss) before income tax	(10,557)	(18,179)	(4,955)	64
Income tax benefit (expense)	2,656	4,621	952	(852)
Net loss	$(7,901)	$(13,558)	$(4,003)	$(788)
Loss per share (Note 8):
Basic	$(0.23)	$(0.40)	$(0.12)	$(0.02)
Diluted	(0.23)	(0.40)	(0.12)	(0.02)
Cash dividends per share	$0.22	$0.22	$0.44	$0.42
Weighted average shares outstanding (Note 8):
Basic	33,780	33,956	33,743	33,878
Diluted	33,780	33,956	33,743	33,878
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(7,901)	$(13,558)	$(4,003)	$(788)
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities (net of tax (expense) benefit of $4, ($35), $4 and ($69), respectively)	(31)	60	(32)	118
Unrealized derivative holding gains (losses) arising during period (net of tax (expense) benefit of ($47), $613, ($275) and $1,049, respectively)	1,763	(2,651)	593	(5,594)
Reclassification to net loss of previously deferred (gains) losses on derivative instruments (net of tax expense (benefit) of $28, ($155), $27 and ($330), respectively)	(469)	328	(1,176)	528
Foreign currency translation adjustments (net of tax (expense) benefit of $595, ($277), $260 and ($1,556), respectively)	(8,311)	8,114	(3,704)	21,208
Other comprehensive income (loss)	(7,048)	5,851	(4,319)	16,260
Comprehensive income (loss)	$(14,949)	(7,707)	$(8,322)	$15,472
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,003)	$(788)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,044	21,063
Loss on disposal or impairment of property, plant, and equipment	186	149
Deferred income taxes	777	3,961
Stock-based compensation	4,303	3,804
Excess tax benefit from employee stock plans	(270)	(1,780)
Changes in operating assets and liabilities:
Accounts receivable	147,995	129,918
Inventories	(160,057)	(102,427)
Prepaid expenses and other current assets	(9,287)	(31,290)
Other assets	(89)	(926)
Accounts payable	46,156	24,702
Accrued liabilities	(20,207)	(28,895)
Income taxes payable	(9,681)	(7,395)
Other liabilities	1,832	1,873
Net cash provided by operating activities	18,699	11,969
Cash flows from investing activities:
Purchases of short-term investments	(39,273)	(45,816)
Sales of short-term investments	6,960	23,997
Capital expenditures	(21,400)	(22,639)
Proceeds from sale of property, plant, and equipment	—	159
Net cash used in investing activities	(53,713)	(44,299)
Cash flows from financing activities:
Proceeds from credit facilities	8,304	17,142
Repayments on credit facilities	(8,304)	(17,142)
Proceeds from issuance of common stock under employee stock plans	4,199	9,764
Tax payments related to restricted stock unit issuances	(1,197)	(2,851)
Excess tax benefit from employee stock plans	270	1,780
Repurchase of common stock	(206)	—
Cash dividends paid	(14,849)	(14,237)
Net cash used in financing activities	(11,783)	(5,544)
Net effect of exchange rate changes on cash	(992)	11,046
Net decrease in cash and cash equivalents	(47,789)	(26,828)
Cash and cash equivalents, beginning of period	241,034	234,257
Cash and cash equivalents, end of period	$193,245	$207,429
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$13,479	$25,274
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	$1,972	$1,802
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of June 30, 2012 and 2011, the results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011. The December 31, 2011 financial information was derived from the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results to be expected for the full year.
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
Restructuring charges:
In connection with cost containment measures implemented during the first quarter of 2012, the Company accrued and expensed restructuring charges of $4,007,000, primarily consisting of employee termination costs related to headcount reductions. All such costs are included in selling, general and administrative expenses.
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
In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Under these requirements, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Although the Company has not yet determined whether it will apply the new qualitative assessment for its annual impairment evaluation performed in the fourth quarter, the Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is not more likely than not that indefinite-lived intangible assets are impaired before calculating the fair value of the assets. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on the Company's financial position, results of operations or cash flows.
NOTE 3 – INVENTORIES, NET
Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.
Inventories, net, consisted of the following (in thousands):

	June 30, 2012	December 31, 2011	June 30, 2011
Raw materials	$1,720	$2,044	$2,038
Work in process	1,569	1,240	704
Finished goods	519,789	361,915	419,262
	$523,078	$365,199	$422,004

NOTE 4 – INTANGIBLE ASSETS, NET
Intangible assets that are determined to have finite lives include patents and purchased technology and are amortized over their estimated useful lives, which is approximately 10 years. Intangible assets with indefinite useful lives include trademarks and tradenames and are not amortized but are periodically evaluated for impairment.
The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	June 30, 2012	December 31, 2011	June 30, 2011
Intangible assets subject to amortization
Gross carrying amount	$14,198	$14,198	$14,198
Accumulated amortization	(3,300)	(2,599)	(1,898)
Net carrying amount	10,898	11,599	12,300
Intangible assets not subject to amortization	27,421	27,421	27,421
Intangible assets, net	$38,319	$39,020	$39,721
Annual amortization expense for intangible assets subject to amortization is estimated to be $1,402,000 in 2012, and $1,330,000 in 2013 through 2016.
NOTE 5 – PRODUCT WARRANTY

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. The warranty reserve is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$9,833	$9,982	$10,452	$10,256
Charged to costs and expenses	786	814	1,965	2,685
Claims settled	(1,068)	(1,080)	(2,957)	(3,370)
Other	(98)	61	(7)	206
Balance at end of period	$9,453	$9,777	$9,453	$9,777
NOTE 6 – STOCK-BASED COMPENSATION
The Company’s Stock Incentive Plan (the “Plan”) allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The majority of all stock option and restricted stock unit grants outstanding under the Plan were granted in the first quarter of each fiscal year.
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$869	$885	$1,777	$1,727
Restricted stock units	1,322	1,106	2,526	2,077
Total	$2,191	$1,991	$4,303	$3,804
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
The following table presents the weighted average assumptions for stock options granted in the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011(1)
Expected term	7.69 years	7.27 years	4.79 years	5.13 years
Expected stock price volatility	29.66%	29.08%	32.20%	30.75%
Risk-free interest rate	1.09%	2.24%	0.89%	1.85%
Expected dividend yield	1.79%	1.34%	1.80%	1.31%
Weighted average grant date fair value	$12.85	$19.44	$11.57	$16.12

(1)
For the six months ended June 30, 2011, the Company granted two stock option grants totaling 53,720 shares that vest 100% on the fifth anniversary of the grant date. Because the Company did not have sufficient historical exercise data to provide a reasonable basis for estimating the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

During the six months ended June 30, 2012 and 2011, the Company granted a total of 354,934 and 337,237 stock options, respectively. At June 30, 2012, unrecognized costs related to outstanding stock options totaled approximately $7,667,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

straight-line attribution method. Unrecognized costs related to stock options at June 30, 2012 are expected to be recognized over a weighted average period of 2.68 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, dividend yield and closing price of the Company’s common stock on the date of grant.

The following table presents the weighted average assumptions for restricted stock units granted in the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Vesting period	2.90 years	3.33 years	3.84 years	3.96 years
Expected dividend yield	1.78%	1.31%	1.79%	1.30%
Estimated average grant date fair value per restricted stock unit	$46.90	$64.06	$45.96	$59.06
During the six months ended June 30, 2012 and 2011, the Company granted 159,097 and 138,720 restricted stock units, respectively. At June 30, 2012, unrecognized costs related to outstanding restricted stock units totaled approximately $12,065,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at June 30, 2012 are expected to be recognized over a weighted average period of 2.62 years.
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

	June 30, 2012	December 31, 2011	June 30, 2011
Unrealized holding gains (losses) on available-for-sale securities	$(34)	$(2)	$154
Unrealized holding gains (losses) on derivative transactions	6,667	7,250	(6,737)
Foreign currency translation adjustments	35,945	39,649	69,558
Accumulated other comprehensive income	$42,578	$46,897	$62,975
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
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average shares of common stock outstanding, used in computing basic loss per share	33,780	33,956	33,743	33,878
Effect of dilutive stock options and restricted stock units	—	—	—	—
Weighted-average shares of common stock outstanding, used in computing diluted loss per share	33,780	33,956	33,743	33,878
Loss per share of common stock:
Basic	$(0.23)	$(0.40)	$(0.12)	$(0.02)
Diluted	(0.23)	(0.40)	(0.12)	(0.02)

Stock options and service-based restricted stock units representing 2,424,665 and 2,248,443 shares of common stock outstanding for the three months ended June 30, 2012 and 2011, respectively, and 2,371,676 and 2,250,631 shares of common stock for the six months ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted EPS because their effect would be anti-dilutive due to a net loss in the period. In addition, performance-based restricted stock units representing 37,846 and 35,735 shares of common stock for the three months ended June 30, 2012 and 2011, respectively, and 34,356 and 30,222 shares of common stock for the six months ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.
Since the inception of the Company’s stock repurchase plan in 2004 through June 30, 2012, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of June 30, 2012, the Company had repurchased 9,593,278 shares under this program at an aggregate purchase price of approximately $441,443,000. During the six months ended June 30, 2012, the Company repurchased an aggregate of $206,000 of the Company's common stock. During the six months ended June 30, 2011, the Company did not repurchase any shares of the Company's common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales to unrelated entities:
United States	$132,075	$129,080	$325,122	$321,537
LAAP	84,194	76,566	160,946	143,901
EMEA	69,941	53,611	108,072	97,967
Canada	4,147	8,773	29,358	37,711
	$290,357	$268,030	$623,498	$601,116
Income (loss) before income tax:
United States	$(15,174)	$(16,279)	$(12,436)	$(7,650)
LAAP	14,431	6,544	25,391	15,041
EMEA	(3,317)	(5,397)	(13,289)	(8,572)
Canada	(6,688)	(3,508)	(5,059)	461
Interest	191	461	438	784
	$(10,557)	$(18,179)	$(4,955)	$64
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency. The Company manages this risk by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge effectiveness and included in current cost of sales. Hedge ineffectiveness was not material during the three and six months ended June 30, 2012 and 2011.

The Company also uses currency forward contracts not formally designated as hedges to manage the currency exchange rate risk associated with the remeasurement of non-functional monetary assets and liabilities. Non-functional monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, intercompany loans and payables.
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	June 30, 2012	December 31, 2011	June 30, 2011
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$78,250	$144,000	$157,725
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	117,584	138,807	73,625
At June 30, 2012, approximately $7,120,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.
At June 30, 2012, the Company’s derivative contracts had a remaining maturity of approximately one year or less. All the counterparties to these transactions had both long-term and short-term investment grade credit ratings and as a result, the Company does not require collateral to facilitate transactions. The maximum net exposure to any single counterparty, which is generally

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $3,000,000 at June 30, 2012. The Company does not hold derivatives featuring credit-related contingent terms. In addition, the Company is not a party to any derivative master agreement featuring credit-related contingent terms. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	June 30, 2012	December 31, 2011	June 30, 2011
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$3,993	$6,591	$108
Currency forward contracts	Other non-current assets	—	1,117	—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	225	824	5,750
Currency forward contracts	Other long-term liabilities	—	91	—
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$3,553	$645	$110
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,675	2,962	1,931

The following table presents the effect and classification of derivative instruments (in thousands):

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income or loss	—	$1,763	$(2,651)	$593	$(5,594)
Gain (loss) reclassified from accumulated other comprehensive income or loss to income or loss for the effective portion	Cost of sales	481	(500)	792	(868)
Gain reclassified from accumulated other comprehensive income or loss to income or loss as a result of cash flow hedge discontinuance	Cost of sales	—	—	441	—
Loss recognized in income or loss for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(95)	(457)	(4)	(646)
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income or loss	SG&A	(3,480)	97	(6,253)	4,759
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

sourced apparel, footwear, accessories and equipment. At June 30, 2012, inventory purchase obligations were $271,468,000.
NOTE 12 – FAIR VALUE MEASURES
Certain assets and liabilities are reported at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 –	observable inputs such as quoted prices in active liquid markets;
Level 2 –
inputs, other than the quoted market prices in active markets, that are observable, either directly or indirectly; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

Level 3 –	unobservable inputs for which there is little or no market data available, that require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis at June 30, 2012 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$85,373	$—	$—	$85,373
Time deposits	10,012	—	—	10,012
Certificates of deposit	—	3,294	—	3,294
U.S. Government-backed municipal bonds	—	28,456	—	28,456
Available-for-sale short-term investments (1)
Certificates of deposit	—	4,598	—	4,598
Time deposits	—	2,109	—	2,109
Variable-rate demand notes	—	9,870	—	9,870
U.S. Government-backed municipal bonds	—	18,689	—	18,689
Other current assets
Derivative financial instruments (Note 10)	—	7,546	—	7,546
Other non-current assets
Mutual fund shares	3,566	—	—	3,566
Total assets measured at fair value	$98,951	$74,562	$—	$173,513
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 10)	$—	$1,900	$—	$1,900
Total liabilities measured at fair value	$—	$1,900	$—	$1,900

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
Available-for-sale short-term investments (1)
Short-term municipal bond fund	25,864	—	—	25,864
Time deposits	2,856	—	—	2,856
U.S. Government-backed municipal bonds	—	62,122	—	62,122
Other current assets
Derivative financial instruments (Note 10)	—	218	—	218
Other non-current assets
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
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2012, December 31,

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2011, or June 30, 2011.
NOTE 13 – SUBSEQUENT EVENT
On August 6, 2012, the Company entered into an agreement with Swire Resources Ltd. to form a joint venture with the purpose of supporting the development of the Company's business in the People's Republic of China, excluding the administrative territories of Hong Kong and Macau. The joint venture is expected to begin operations January 1, 2014, subject to regulatory approval in the People's Republic of China and other conditions customary in transactions of this size and type. The Company will hold a 60 percent ownership interest in the joint venture. The joint venture will replace distributor agreements with Swire Resources Ltd.

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
Our Business
As one of the largest outdoor apparel and footwear companies in the world, we design, source, market and distribute active outdoor apparel, footwear, accessories and equipment under the Columbia, Mountain Hardwear, Sorel and Montrail brands. Our products are sold through a mix of wholesale distribution channels, independent distributors and our own direct-to-consumer channels. In addition, we license our Columbia trademarks across a range of apparel, footwear, accessories and equipment.
The popularity of outdoor activities, changing design trends and consumer adoption of innovative performance technologies affect consumer desire for our products. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences by adjusting the mix of our available product offerings, developing new products with innovative performance features and designs, and creating persuasive and memorable marketing communications to generate consumer awareness and demand. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the outdoor industry and is heavily dependent upon weather and discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the fall season, while our operating costs are more equally distributed throughout the year. Since 2008, the expansion of our direct-to-consumer operations has increased the proportion of sales and profits that we generate in the fourth calendar quarter. As a result, our sales and profits tend to be highest in the third and fourth calendar quarters. In 2011, approximately 65 percent of our net sales and all of our profitability were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
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
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in economic conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, the relative popularity of competitors' brands, and the continued popularity of outdoor activities as part of an active lifestyle in key markets. Volatile economic environments in key markets, coupled with inflationary cost pressures and input cost volatility, reduces the predictability of our business.
Business Outlook
The global business climate continues to present us with a great deal of uncertainty, making it difficult to predict future results. Factors that could significantly affect our full year 2012 outlook include:

•
Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on order cancellations, sales returns, reorders, direct-to-consumer sales and suppressed demand in subsequent seasons;

•	Changes in mix and volume of full price sales in relation to close-out product sales and promotional sales activity;

•	Increased costs to support supply chain and information technology infrastructure investments and projects, including our global enterprise resource planning (“ERP”) system implementation;

•	Our ability to implement adequate cost containment measures in order to limit the growth of selling, general and administrative (“SG&A”) expenses to a rate comparable to sales growth;

•	Continued economic uncertainty in key global markets, particularly in Europe as it relates to our EMEA direct business;

•	Lower incremental sales through our expanding direct-to-consumer operations;

•	Changes in consumer spending activity; and

•	Fluctuating currency exchange rates.
Like other branded consumer product companies, our business is heavily dependent upon discretionary consumer spending patterns. Continuing high levels of unemployment and concerns about potential increases in consumer prices in our key markets continue to pose significant challenges and risks for us.
We believe the potential for growth in our full year 2012 net sales compared to 2011 is limited primarily as a result of the unseasonably warm 2011/2012 winter and a challenging economic environment, particularly in Europe, both of which subdued retailer confidence as they placed their advance orders for the fall 2012 season. We expect full year 2012 SG&A expenses to increase at a comparable rate to anticipated net sales as a result of cost containment measures executed in the first quarter of 2012, which included a reduction in global headcount, curtailment of various compensation and benefit increases and reduction in travel, event and other discretionary spending.
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
The second quarter is our smallest revenue quarter, historically accounting for approximately 15 percent of annual net sales. As a result, geographic, product category and brand net sales results often produce large percentage variances when compared with the prior year's comparable period due to the small base of comparison and changes in the timing of shipments. Seasonal shipments to our international distributors may occur late in the second quarter or early in the third quarter. In addition, the Company's fixed cost structure amplifies the seasonal sales effect on our profitability.
Highlights of the Second Quarter of 2012

•
Net sales for the second quarter of 2012 increased $22.4 million, or 8%, to $290.4 million from $268.0 million for the second quarter of 2011. Changes in foreign currency exchange rates compared with the second quarter of 2011 negatively affected the consolidated net sales comparison by approximately one percentage point.

•	Net loss for the second quarter of 2012 decreased 42% to $7.9 million, or $0.23 per diluted share, compared to net loss of $13.6 million, or $0.40 per diluted share, for the second quarter of 2011.

•	We paid a quarterly cash dividend of $0.22 per share, or $7.4 million, in the second quarter of 2012.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.4%	58.1%	57.4%	56.4%
Gross profit	40.6%	41.9%	42.6%	43.6%
Selling, general and administrative expense	45.9%	50.2%	44.5%	44.7%
Net licensing income	1.6%	1.3%	1.0%	1.0%
Loss from operations	(3.7)%	(7.0)%	(0.9)%	(0.1)%
Interest income, net	0.1%	0.2%	0.1%	0.1%
Income (loss) before income tax	(3.6)%	(6.8)%	(0.8)%	—%
Income tax benefit (expense)	0.9%	1.7%	0.2%	(0.1)%
Net loss	(2.7)%	(5.1)%	(0.6)%	(0.1)%
Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011
Net Sales: Consolidated net sales increased $22.4 million, or 8%, to $290.4 million for the second quarter of 2012 from $268.0 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the second quarter of 2011 negatively affected the consolidated net sales comparison by approximately one percentage point.
Sales by Geographic Region
Net sales by geographical region are summarized in the following table:

	Three Months Ended June 30,
	2012	2011	% Change
	(In millions, except for percentage changes)
United States	$132.1	$129.0	2%
LAAP	84.1	76.6	10%
EMEA	70.0	53.6	31%
Canada	4.2	8.8	(52)%
	$290.4	$268.0	8%
Net sales in the United States increased $3.1 million, or 2%, to $132.1 million for the second quarter of 2012 from $129.0 million for the comparable period in 2011. The increase in net sales in the United States was led by apparel, accessories and equipment, followed by footwear. The net sales increase consisted of an increase in our direct-to-consumer business, partially offset by a decrease in our wholesale business. The net sales increase in our direct-to-consumer business was primarily concentrated in the Columbia brand and was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At June 30, 2012, we operated 55 retail stores, compared with 48 at June 30, 2011. The decline in wholesale net sales was primarily due to a decrease in spring 2012 product sales driven by lower reorders and increased promotional sales activity than the comparable period in 2011.
Net sales in the LAAP region increased $7.5 million, or 10%, to $84.1 million for the second quarter of 2012 from $76.6 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the second quarter of 2011 negatively affected the LAAP net sales comparison by approximately one percentage point. The net sales increase in the LAAP region was led by apparel, accessories and equipment, followed by footwear. The LAAP net sales increase was primarily concentrated in the Columbia brand and was led by our LAAP distributor business, followed by Japan, partially offset by a net sales decrease in Korea. The LAAP distributor net sales increase was primarily due to increased advance orders for fall 2012 Columbia brand products and a favorable shift in the timing of shipments as a higher percentage of fall 2012 advance orders shipped in the second quarter of 2012, while a higher percentage of fall 2011 advance orders shipped in the third quarter of 2011. The increase in Japan net sales was driven primarily by the Columbia brand. The decrease in Korea net sales was primarily due to the negative effect of foreign currency exchange rates.
Net sales in the EMEA region increased $16.4 million, or 31%, to $70.0 million for the second quarter of 2012 from $53.6 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the second quarter of 2011 negatively affected the EMEA net sales comparison by approximately two percentage points. The net sales increase in the EMEA region consisted of an increase in apparel, accessories and equipment, partially offset by a decrease in footwear. The increase in net sales in the EMEA region was concentrated in the Columbia brand, and consisted of an increase in our EMEA distributor business, partially offset by a decrease in our EMEA direct business. The EMEA distributor net sales increase was primarily due to increased advance orders for fall 2012 Columbia brand products and a favorable shift in the timing of shipments as a higher percentage of fall 2012 advance orders shipped in the second quarter of 2012, while a higher percentage of fall 2011 advance orders shipped in the third quarter of 2011. The decrease in net sales in the EMEA direct business was primarily due to an increase in promotional sales activity, a decline in advance orders and a challenging macroeconomic environment in the region.
Net sales in Canada decreased $4.6 million, or 52%, to $4.2 million for the second quarter of 2012 from $8.8 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the second quarter of 2011 negatively affected the Canada net sales comparison by approximately one percentage point. The decrease in net sales in Canada was primarily concentrated in the Columbia brand and was led by apparel, accessories and equipment, followed by footwear. The Canada net sales decrease was primarily due to an unfavorable shift in timing of spring 2012 shipments to the first quarter from the second quarter in advance of the April 2012 implementation of our new ERP system in the region, as well as a decline in advance orders and lower at-once orders during the season.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended June 30,
	2012	2011	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$240.9	$218.0	11%
Footwear	49.5	50.0	(1)%
	$290.4	$268.0	8%
Net sales of apparel, accessories and equipment increased $22.9 million, or 11%, to $240.9 million for the second quarter of 2012 from $218.0 million for the comparable period in 2011. The increase in apparel, accessories and equipment net sales was primarily concentrated in the Columbia brand, and was led by the EMEA region, followed by the LAAP region and the United States, partially offset by a net sales decrease in Canada. The apparel, accessories and equipment net sales increase in the EMEA region was due to an increase in net sales to our EMEA distributors, partially offset by a net sales decrease in our EMEA direct business. The net sales increase in apparel, accessories and equipment in the LAAP region was led by our LAAP distributor business, followed by Japan, partially offset by a net sales decrease in Korea.
Net sales of footwear were essentially flat at $49.5 million for the second quarter of 2012 compared to $50.0 million for the comparable period in 2011. Sorel and Columbia brand net sales decreases were partially offset by an increase in Montrail brand net sales. Footwear net sales decreased in the EMEA region and Canada, partially offset by net sales increases in the LAAP region and the United States.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended June 30,
	2012	2011	% Change
	(In millions, except for percentage changes)
Columbia	$260.7	$239.1	9%
Mountain Hardwear	23.7	22.7	4%
Sorel	2.9	3.7	(22)%
Other	3.1	2.5	24%
	$290.4	$268.0	8%
The net sales increase for the second quarter of 2012 compared to the second quarter of 2011 was primarily concentrated in the Columbia brand. The Columbia brand net sales increase was led by the EMEA region, followed by the LAAP region and the United States, partially offset by a net sales decrease in Canada.
Gross Profit: Gross profit, as a percentage of net sales, decreased to 40.6% for the second quarter of 2012 from 41.9% for the comparable period in 2011. Gross profit contraction was primarily due to:

•	A higher proportion of shipments to distributors, which carry lower gross margins; and

•	Increased promotional sales activity;

partially offset by:

•	Favorable foreign currency hedge rates; and

•	Lower airfreight costs.
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
SG&A expense decreased $1.3 million, or 1.0%, to $133.2 million for the second quarter of 2012 from $134.5 million for the comparable period in 2011. The SG&A decrease was primarily due to:

•	Cost containment measures; and

•	Favorable foreign currency exchange rates;

partially offset by:

•	Increased personnel costs and professional fees related to our ongoing ERP implementation; and

•	Expansion of direct-to-consumer operations globally.
SG&A expense decreased to 45.9% of net sales for the second quarter of 2012 from 50.2% of net sales for the comparable period in 2011. Depreciation and amortization included in SG&A expense totaled $9.7 million for the second quarter of 2012, compared to $10.4 million for the same period in 2011.
Net Licensing Income: Net licensing income increased $1.1 million to $4.6 million for the second quarter of 2012 from $3.5 million for the same period in 2011, primarily due to increased apparel and footwear licensing income in the LAAP region, where a third party distributor is licensed to locally manufacture Columbia brand apparel and footwear for sale in local markets. This increase was driven in part by a shift in the timing of production and shipment of fall 2012 licensed product.
Interest Income, Net: Net interest income was $0.2 million for the second quarter of 2012 compared to $0.5 million for the same period in 2011. Interest income decreased due to lower average yields on cash equivalents and short-term investments and lower average balances compared to the same period in 2011. Interest expense was nominal for the second quarter of 2012 and for the comparable period in 2011.
Income Tax Benefit: Income tax benefit decreased to $2.7 million for the second quarter of 2012 from $4.6 million for the comparable period in 2011. This decrease primarily resulted from a smaller loss before income taxes for the quarter. Our effective income tax rate was 25.2% for the second quarter of 2012 compared to 25.4% for the same period in 2011. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods.
Net Loss: Net loss decreased $5.7 million, or 42%, to $7.9 million, compared to net loss of $13.6 million for the comparable period in 2011. Diluted loss per share was $0.23 for the second quarter of 2012, compared to diluted loss per share of $0.40 for the second quarter of 2011.
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Net Sales: Consolidated net sales increased $22.4 million, or 4%, to $623.5 million for the six months ended June 30, 2012 from $601.1 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the six months ended June 30, 2012 negatively affected the consolidated net sales comparison by less than one percent.
Sales by Geographic Region
Net sales by geographical region are summarized in the following table:

	Six Months Ended June 30,
	2012	2011	% Change
	(In millions, except for percentage changes)
United States	$325.1	$321.5	1%
LAAP	160.9	143.9	12%
EMEA	108.1	98.0	10%
Canada	29.4	37.7	(22)%
	$623.5	$601.1	4%

Net sales in the United States increased $3.6 million, or 1%, to $325.1 million for the six months ended June 30, 2012 from $321.5 million for the comparable period in 2011. The increase in net sales in the United States consisted of a net sales increase in apparel, accessories and equipment, partially offset by decreased net sales of footwear. The net sales increase consisted of a net sales increase in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business. The net sales increase in our direct-to-consumer business was primarily concentrated in the Columbia brand and was driven by increased net sales within our retail stores, offset by decreased e-commerce net sales. At June 30, 2012, we operated 55 retail stores, compared with 48 at June 30, 2011.
Net sales in the LAAP region increased $17.0 million, or 12%, to $160.9 million for the six months ended June 30, 2012 from $143.9 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the six months ended June 30, 2011 contributed less than one percentage point of benefit to the LAAP net sales comparison. The net sales increase in the LAAP region was led by apparel, accessories and equipment, followed by footwear. The LAAP net sales increase was primarily concentrated in the Columbia brand and was led by Japan, followed by our LAAP distributor business and Korea. The increase in Japan net sales was primarily the result of increased net sales from our wholesale business, increased direct-to-consumer net sales and the favorable effect of foreign currency exchange rates. The major earthquake and tsunami that occurred in March 2011 negatively affected net sales in Japan in the first half of 2011. The LAAP distributor net sales increase was primarily due to an increase in advance orders for fall 2012 products and a shift in the timing of shipments as a higher percentage of fall 2012 advance orders shipped in the second quarter of 2012, while a higher percentage of fall 2011 advance orders shipped in the third quarter of 2011. The increase in Korea net sales was due to a greater number of retail stores operating during the six months ended June 30, 2012 than during the six months ended June 30, 2011, partially offset by decreased sales from existing stores.
Net sales in the EMEA region increased $10.1 million, or 10%, to $108.1 million for the six months ended June 30, 2012 from $98.0 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the six months ended June 30, 2011, negatively affected the EMEA net sales comparison by approximately three percentage points. The net sales increase in the EMEA region consisted of a net sales increase in apparel, accessories and equipment, partially offset by decreased net sales of footwear. The increase in net sales in the EMEA region was concentrated in the Columbia brand, and consisted of an increase in net sales to our EMEA distributors, offset by decreased net sales in our EMEA direct business. The EMEA distributor net sales increase was primarily due to an increase in advance orders for fall 2012 products and a shift in the timing of shipments, as a higher percentage of fall 2012 advance orders shipped in the second quarter of 2012, while a higher percentage of fall 2011 advance orders shipped in the third quarter of 2011. The decrease in net sales in the EMEA direct business was primarily due to unseasonably warm winter weather and a challenging economic environment in the region.
Net sales in Canada decreased $8.3 million, or 22%, to $29.4 million for the six months ended June 30, 2012 from $37.7 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the six months ended June 30, 2011, negatively affected the Canada net sales comparison by approximately two percentage points. The decrease in net sales in Canada was primarily concentrated in the Columbia brand, followed by Mountain Hardwear, and was led by apparel, accessories and equipment, followed by footwear. The Canada net sales decrease was primarily due to a decline in advance orders, lower at-once orders during the season and decreased closeout sales.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Six Months Ended June 30,
	2012	2011	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$525.2	$496.7	6%
Footwear	98.3	104.4	(6)%
	$623.5	$601.1	4%
Net sales of apparel, accessories and equipment increased $28.5 million, or 6%, to $525.2 million for the six months ended June 30, 2012 from $496.7 million for the comparable period in 2011. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia brand, and was led by the EMEA region, followed by the LAAP region and the United States, partially offset by a net sales decrease in Canada. The apparel, accessories and equipment net sales increase in the EMEA region consisted of an increase in net sales to our EMEA distributors, partially offset by a net sales decrease in our direct business. The apparel, accessories and equipment net sales increase in the LAAP region was led by Japan, followed by Korea and our LAAP distributor business. The net sales increase in apparel, accessories and equipment in the United States consisted of increased sales in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business.
Net sales of footwear decreased $6.1 million, or 6%, to $98.3 million for the six months ended June 30, 2012 from $104.4 million for the comparable period in 2011. The decrease in footwear net sales was led by the Sorel brand, followed by the Columbia brand, and was primarily due to the effect of unseasonably warm winter weather. The net sales decrease was led by the United States, followed by the EMEA region and Canada, partially offset by a net sales increase in the LAAP region. The net sales decrease in footwear in the United States consisted of a net sales decrease in our wholesale business, partially offset by a net sales increase in our direct-to-consumer business.
Sales by Brand
Net sales by brand are summarized in the following table:

	Six Months Ended June 30,
	2012	2011	% Change
	(In millions, except for percentage changes)
Columbia	$553.8	$527.2	5%
Mountain Hardwear	54.4	54.4	—%
Sorel	9.3	14.0	(34)%
Other	6.0	5.5	9%
	$623.5	$601.1	4%
The net sales increase for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily concentrated in the Columbia brand, partially offset by a net sales decrease in the Sorel brand. The Columbia brand net sales increase was led by the LAAP region, followed by the EMEA region and the United States, partially offset by a net sales decrease in Canada. The decrease in Sorel brand net sales was driven by unseasonably warm winter weather, which negatively affected consumer demand for cold weather footwear.
Gross Profit: Gross profit, as a percentage of net sales, decreased to 42.6% for the six months ended June 30, 2012 from 43.6% for the comparable period in 2011. Gross profit contraction was primarily due to:

•	A higher volume of promotional and close-out product sales resulting from excess inventory liquidation exiting the unseasonably warm winter; and

•	A higher proportion of shipments to distributors, which carry lower gross margins;
partially offset by:

•	Favorable foreign currency hedge rates; and

•	Lower airfreight costs.
Selling, General and Administrative Expense: SG&A expense increased $9.0 million, or 3%, to $277.7 million, or 44.5% of net sales, for the six months ended June 30, 2012, from $268.7 million, or 44.7% of net sales, for the comparable period in 2011. The SG&A increase was primarily due to:

•	Increased personnel costs and professional fees related to our ongoing ERP implementation;

•	Restructuring charges; and

•	Expansion of our direct-to-consumer operations globally;
partially offset by:

•	Favorable foreign currency exchange rates; and

•	Cost containment measures.
Depreciation and amortization included in SG&A expense totaled $20.5 million for the six months ended June 30, 2012, compared to $20.8 million for the same period in 2011.
Net Licensing Income: Net licensing income increased $0.5 million to $6.5 million for the six months ended June 30, 2012 from $6.0 million for the same period in 2011, primarily due to increased apparel and footwear licensing income in the LAAP region, where a third party distributor is licensed to locally manufacture Columbia brand apparel and footwear for sale in local markets. This increase was driven in part by a shift in the timing of production and shipment of fall 2012 licensed product.
Interest Income, Net: Net interest income was $0.4 million for the six months ended June 30, 2012, compared to $0.8 million for the same period in 2011. Interest income decreased due to lower average yields on cash equivalents and short-term investments and lower average balances compared to the same period in 2011. Interest expense was nominal for the six months ended June 30, 2012 and for the comparable period in 2011.
Income Tax Benefit (Expense): The provision for income taxes was a $1.0 million benefit for the six months ended June 30, 2012 compared to $0.9 million of income tax expense for the comparable period in 2011. Income tax expense decreased primarily due to the effect of discrete tax expense items during the six months ended June 30, 2011, as well as the fact that we recognized a net loss before income taxes for the six months ended June 30, 2012 while we recognized net income before income taxes for the comparable period in 2011.
Net Loss: Net loss increased to $4.0 million, including restructuring charges of approximately $2.8 million, net of tax, from $0.8 million for the comparable period in 2011. Diluted loss per share was $0.12 for the six months ended June 30, 2012, including restructuring charges of $0.08 net of tax, compared to diluted loss per share of $0.02 for the six months ended June 30, 2011.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At June 30, 2012, we had total cash and cash equivalents of $193.2 million compared to $241.0 million at December 31, 2011 and $207.4 million at June 30, 2011. In addition, we had short-term investments of $35.3 million at June 30, 2012, compared to $2.9 million at December 31, 2011 and $90.8 million at June 30, 2011. At June 30, 2012, approximately 45% of our cash and short-term investments were held by some of our foreign subsidiaries where a repatriation of those funds to the United States would likely result in a significant tax expense to the Company. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, it is our intent to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
Net cash provided by operating activities was $18.7 million for the six months ended June 30, 2012, compared to $12.0 million for the same period in 2011. The increase in cash provided by operating activities was due to the combined effect of a larger increase in current liabilities, a smaller increase in prepaid expenses and other current assets and larger collections of accounts receivable, partially offset by a larger increase in inventory and a larger net loss.
Net cash used in investing activities was $53.7 million for the six months ended June 30, 2012, compared to $44.3 million for the comparable period in 2011. For the 2012 period, net cash used in investing activities primarily consisted of $32.3 million for net purchases of short-term investments and $21.4 million for capital expenditures. For the 2011 period, net cash used in investing activities primarily consisted of $22.6 million for capital expenditures and $21.8 million for net purchases of short-term investments.
Net cash used in financing activities was $11.8 million for the six months ended June 30, 2012, compared to $5.5 million for the comparable period in 2011. For the 2012 period, net cash used in financing activities primarily consisted of dividend payments of $14.8 million, partially offset by net proceeds from stock plan activity of $3.0 million. For the 2011 period, net cash used in financing activities primarily consisted of dividend payments of $14.2 million, partially offset by net proceeds from stock plan activity of $6.9 million.
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At June 30, 2012, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have local currency operating lines in place guaranteed by the parent company with a combined limit of approximately $93.8 million at June 30, 2012, of which $3.2 million is designated as a European customs guarantee. At June 30, 2012, no balance was outstanding under these lines of credit.
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
Our operations are affected by seasonal trends typical in the outdoor apparel industry and have historically resulted in higher sales and profits in the third and fourth calendar quarters. This pattern has resulted primarily from the timing of shipments of fall season products to wholesale customers and proportionally higher sales from our direct-to-consumer operations in the fourth quarter, combined with an expense base that is more consistent throughout the year. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and existing short-term borrowing arrangements.
Off-Balance Sheet Arrangements
We have arrangements in place to facilitate the import and purchase of inventory through import letters of credit. We maintain unsecured and uncommitted import lines of credit with a combined limit of $10.0 million at June 30, 2012, available for issuing documentary letters of credit. At June 30, 2012, no balance was outstanding under these letters of credit.
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
Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 2 to the notes to the condensed consolidated financial statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
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
Changes in Internal Control over Financial Reporting
We are implementing an enterprise resource planning ("ERP") system on a worldwide basis, which is expected to impact our business and financial transaction processes. The implementation is expected to occur in phases globally over the next several years, and began with a roll-out to Canadian subsidiary in April 2012. The implementation of a worldwide ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses.
There were no other changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Our Success Depends on Our Business Strategies
Our business strategies are to achieve sustainable, profitable growth by creating innovative products, elevating consumer perception of our brands, improving our operating flexibility and efficiency, increasing consumer and retailer awareness and demand for our products, creating compelling retail environments, and building stronger emotional brand connections with consumers over time. We intend to pursue these strategies across our portfolio of brands, product categories and geographic markets. We face many challenges in implementing our business strategies. For example, our focus on innovation depends on our ongoing ability to identify, develop or secure rights to product improvements or developments through internal research, joint developments, acquisitions or licenses. Once obtained, these innovations and developments may not be profitable or have the desired effect of increasing demand for our products. The failure to implement our business strategies successfully could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Initiatives to Upgrade Our Information Technology Infrastructure Involve Many Risks Which Could Result In, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement initiatives to optimize our performance. Our current business process initiatives include plans to improve business results through standardization of business processes and technology that support our supply chain and go-to-market strategies through implementation of an integrated ERP software solution over the next few years. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss of data and decreases in productivity as our personnel become familiar with new systems. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.

We expect implementation of this new information technology infrastructure to have a pervasive impact on our business processes and information systems across a significant portion of our operations, including our finance operations. As a result, we will experience significant changes in our internal controls over financial reporting as our implementation progresses. If we are unable to successfully implement this system, including harmonizing our systems, data and processes, we could incur material unanticipated expenses and our ability to process transactions accurately and efficiently may be affected, which could result in significant business disruptions and have a material adverse effect on our capital resources, financial condition, results of operations, or cash flows.
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
Our legacy ERP system, on which we currently manage a substantial majority of our business, is highly customized. As a result, the availability of internal and external resources with the expertise to maintain this ERP system is limited. Our legacy ERP system may inhibit our ability to operate efficiently, which could have an adverse effect on our financial condition, results of operations or cash flows. For example, our legacy ERP system may not be compatible with other systems that support desired functionality for our operations. As we transition from our legacy ERP system to upgrade to a new ERP system, certain functionality and information from our legacy ERP system may not be fully compatible with the new ERP system. As a result, temporary processes may be required, including manual operations, which could significantly increase the risk of human errors in information used by the business and/or result in business disruptions, which could have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
We Depend on Independent Factories
Our products are manufactured by independent factories worldwide. We do not own or operate any production facilities. Although we enter into purchase order commitments with these independent factories each season, we generally do not maintain long-term manufacturing commitments with them. Without long-term or reserve commitments, in a capacity-constrained environment, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing if growth or product demand differs from our forecasts. Independent factories may fail to perform as expected or our competitors may obtain production capacities that effectively limit or eliminate the availability of these resources to us. If an independent manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, we may miss delivery deadlines or incur additional costs, which may result in cancellation of orders, refusal to accept deliveries, a reduction in purchase prices or increased costs, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
Reliance on independent factories also creates quality control risks. Independent factories may need to use sub-contracted manufacturers to fulfill demand and these manufacturers may have less experience producing our products or possess lower overall capabilities, which could result in compromised quality of our products. A failure in our quality control program may result in diminished product quality, which in turn could result in increased order cancellations and returns, decreased consumer demand for our products, or product recalls (or other regulatory actions), any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Results of Operations Could be Materially Harmed If We Are Unable to Accurately Match Supply Forecast with Consumer Demand for Our Products
Many factors may significantly affect demand for our products, including, among other things, economic conditions, fashion trends, financial condition of our distributors and wholesale customers, consumer and customer preferences and weather, making it difficult to accurately forecast demand for our products and our future results of operations. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place a significant amount of orders for our products with independent factories prior to receiving our customers’ orders, and we maintain an inventory of various products that we anticipate will be in greater demand. In addition, customers are generally allowed to cancel orders prior to shipment with sufficient notice.
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

In some cases, we may produce quantities of product that exceed actual demand, which could result in higher inventory levels. During periods of weak economic conditions we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of certain customers’ operations. We may not be able to sell all of the products we have ordered from independent factories or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through discount direct-to-consumer channels, which could have a material adverse effect on our brand image, financial condition, results of operations or cash flows.
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
We May be Adversely Affected by the Financial Health of our Customers
Sluggish economies and consumer uncertainty regarding future economic prospects in our key markets have had an adverse effect on the financial health of our customers, some of whom have filed or may file for protection under bankruptcy laws, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers based on an assessment of the customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectible receivables. In addition, we face increased risk of order reduction or cancellation or reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant wholesale customers and distributors have liquidated or reorganized, while others have had financial difficulties in the past and have recently experienced tightened credit markets and sales declines and reduced profitability, which in turn has an adverse effect on our business. We may reduce our level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May be Adversely Affected by Retailer Consolidation
When our wholesale customers combine their operations through mergers, acquisitions, or other transactions, their consolidated order volume may decrease while their bargaining power and the competitive threat they pose by marketing products under their own private labels may increase. Some of our significant customers have consolidated their operations in the past, which in turn has had a negative effect on our business. Future customer consolidations could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our distribution facilities may also be interrupted by disasters, such as earthquakes, tornadoes or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that may be caused by significant disruptions in our distribution facilities.
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
Our Investments May be Adversely Affected by Market Conditions
Our investment portfolio is subject to a number of risks and uncertainties. Changes in market conditions, such as those that accompany an economic downturn or economic uncertainty, may negatively affect the value and liquidity of our investment portfolio, perhaps significantly. Our ability to find diversified investments that are both safe and liquid and that provide a reasonable return may be impaired, potentially resulting in lower interest income, less diversification, longer investment maturities and/or other-than-temporary impairments.

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

We Depend on Key Personnel
Our future success will depend in part on the continued service of key personnel and our ability to attract, retain and develop key managers, designers, sales and information technology professionals and others. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors in and around our headquarters in Portland, Oregon. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our financial condition, results of operations or cash flows.
Our Business Is Affected by Seasonality
Our business is affected by the general seasonal trends common to the outdoor industry. Our products are marketed on a seasonal basis and our annual net sales are weighted heavily toward the fall/winter season, while our operating expenses are more equally distributed throughout the year. As a result, the majority, and sometimes all, of our operating profits are generated in the second half of the year. The expansion of our direct-to-consumer operations and sales growth in our winter footwear business (both Sorel and Columbia brands) has increased the proportion of sales and profits that we generate in the fourth calendar quarter. This seasonality, along with other factors that are beyond our control and that are discussed elsewhere in this section, may adversely affect our business and cause our results of operations to fluctuate. As a result, our profitability may be materially affected if management is not able to timely adjust expenses in reaction to adverse events such as unfavorable weather, weak consumer spending patterns or unanticipated levels of order cancellations. Results of operations in any period should not be considered indicative of the results to be expected for any future period.
Our Products Are Subject to Increasing Product Regulations and We Face Risks of Product Liability and Warranty Claims
Our products are subject to increasingly stringent and complex domestic and foreign product labeling and performance and safety standards, laws and other regulations. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery or mandated recall or destruction of inventory shipments during key seasons or in other financial penalties. Significant or continuing noncompliance with these standards and laws could disrupt our business and harm our reputation and, as a result, could have a material adverse effect on our financial condition, results of operations or cash flows.
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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2012 through April 30, 2012	4,480	$45.89	4,480	$58,557,000
May 1, 2012 through May 31, 2012	—	—	—	58,557,000
June 1, 2012 through June 30, 2012	—	—	—	58,557,000
Total	4,480	$45.89	4,480	$58,557,000

(1) In 2004, the Board of Directors authorized the repurchase of $500,000,000 of the Company’s common stock. As of June 30, 2012, the Company had repurchased 9,593,278 shares under this program at an aggregate purchase price of approximately $441,443,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
Item 6 – EXHIBITS

(a)	Exhibits

10.1	Columbia Sportswear Company 1997 Stock Incentive Plan, as amended

10.2	Form of Restricted Stock Unit Award Agreement for restricted stock units granted on or after June 7, 2012

10.3	Form of Nonstatutory Stock Option Agreement for stock options granted on or after June 7, 2012

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Senior Vice President and Chief Financial Officer

101	INS XBRL Instance Document *

101	SCH XBRL Taxonomy Extension Schema Document *

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101	DEF XBRL Taxonomy Extension Definition Linkbase Document*

101	LAB XBRL Taxonomy Extension Label Linkbase Document *

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

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

COLUMBIA SPORTSWEAR COMPANY
Date: August 8, 2012	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)