Form 10-Q
period 2012-09-30
COLUMBIA SPORTSWEAR CO
filed 2012-11-07
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on October 26, 2012 was 33,942,418.

COLUMBIA SPORTSWEAR COMPANY
SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2012	December 31, 2011	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$94,164	$241,034	$87,942
Short-term investments	2,128	2,878	2,423
Accounts receivable, net of allowance of $7,543, $7,545 and $7,414, respectively	422,756	351,538	417,976
Inventories, net (Note 3)	475,733	365,199	432,104
Deferred income taxes	53,905	52,485	42,736
Prepaid expenses and other current assets	38,334	36,392	46,789
Total current assets	1,087,020	1,049,526	1,029,970
Property, plant and equipment, at cost, net of accumulated depreciation of $297,036, $275,886 and $266,892, respectively	260,423	250,910	231,511
Intangible assets, net (Note 4)	37,968	39,020	39,370
Goodwill	14,438	14,438	14,438
Other non-current assets	27,997	28,648	29,087
Total assets	$1,427,846	$1,382,542	$1,344,376
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable (Note 5)	$10,206	$—	$—
Accounts payable	109,879	148,973	141,546
Accrued liabilities (Note 6)	122,501	104,496	108,020
Income taxes payable	13,802	12,579	9,001
Deferred income taxes	954	954	2,079
Total current liabilities	257,342	267,002	260,646
Income taxes payable	14,841	15,389	15,397
Deferred income taxes	1,745	1,753	1,584
Other long-term liabilities	26,215	23,853	23,045
Total liabilities	300,143	307,997	300,672
Commitments and contingencies (Note 12)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 125,000 shares authorized; 33,941, 33,638 and 33,635 issued and outstanding, respectively (Note 9)	17,482	3,037	1,035
Retained earnings	1,062,674	1,024,611	995,281
Accumulated other comprehensive income (Note 8)	47,547	46,897	47,388
Total shareholders’ equity	1,127,703	1,074,545	1,043,704
Total liabilities and shareholders’ equity	$1,427,846	$1,382,542	$1,344,376
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$545,005	$566,791	$1,168,503	$1,167,907
Cost of sales	301,320	317,206	659,014	656,373
Gross profit	243,685	249,585	509,489	511,534
Selling, general and administrative expenses	160,154	167,375	437,881	436,034
Net licensing income	4,287	4,406	10,817	10,396
Income from operations	87,818	86,616	82,425	85,896
Interest income (expense), net	(17)	462	421	1,246
Income before income tax	87,801	87,078	82,846	87,142
Income tax expense	(23,426)	(19,539)	(22,474)	(20,391)
Net income	$64,375	$67,539	$60,372	$66,751
Earnings per share (Note 9):
Basic	$1.90	$2.00	$1.79	$1.97
Diluted	1.88	1.98	1.77	1.95
Cash dividends per share	$0.22	$0.22	$0.66	$0.64
Weighted average shares outstanding (Note 9):
Basic	33,872	33,849	33,761	33,868
Diluted	34,155	34,177	34,035	34,303
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$64,375	$67,539	$60,372	$66,751
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities (net of tax (expense) benefit of ($4), $92, $0 and $23, respectively)	32	(156)	—	(38)
Unrealized derivative holding gains (losses) arising during period (net of tax (expense) benefit of $286, ($1,561), $11 and ($512), respectively)	(736)	7,973	(143)	2,379
Reclassification to net income of previously deferred (gains) losses on derivative instruments (net of tax expense (benefit) of $539, ($812), $566 and ($1,142), respectively)	(2,633)	3,855	(3,809)	4,383
Foreign currency translation adjustments (net of tax (expense) benefit of ($149), $885, $111 and ($671), respectively)	8,306	(27,259)	4,602	(6,051)
Other comprehensive income (loss)	4,969	(15,587)	650	673
Comprehensive income	$69,344	$51,952	$61,022	$67,424
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$60,372	$66,751
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	30,763	32,115
Loss on disposal or impairment of property, plant, and equipment	505	229
Deferred income taxes	974	3,183
Stock-based compensation	5,707	5,855
Excess tax benefit from employee stock plans	(604)	(1,814)
Changes in operating assets and liabilities:
Accounts receivable	(68,605)	(121,949)
Inventories	(108,027)	(122,998)
Prepaid expenses and other current assets	(1,784)	(19,286)
Other assets	(266)	(1,521)
Accounts payable	(45,660)	11,363
Accrued liabilities	12,926	15,819
Income taxes payable	825	(11,343)
Other liabilities	2,298	1,571
Net cash used in operating activities	(110,576)	(142,025)
Cash flows from investing activities:
Purchases of short-term investments	(39,274)	(45,799)
Sales of short-term investments	40,153	112,070
Capital expenditures	(32,431)	(40,171)
Proceeds from sale of property, plant, and equipment	6	168
Net cash provided by (used in) investing activities	(31,546)	26,268
Cash flows from financing activities:
Proceeds from credit facilities	74,846	62,148
Repayments on credit facilities	(64,640)	(62,148)
Proceeds from issuance of common stock under employee stock plans	9,607	10,342
Tax payments related to restricted stock unit issuances	(1,261)	(2,942)
Excess tax benefit from employee stock plans	604	1,814
Repurchase of common stock	(206)	(16,429)
Cash dividends paid	(22,309)	(21,677)
Net cash used in financing activities	(3,359)	(28,892)
Net effect of exchange rate changes on cash	(1,389)	(1,666)
Net decrease in cash and cash equivalents	(146,870)	(146,315)
Cash and cash equivalents, beginning of period	241,034	234,257
Cash and cash equivalents, end of period	$94,164	$87,942
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$15,891	$27,480
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$5,967	$1,195
Repurchase of common stock not yet paid	—	2,896
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of September 30, 2012 and 2011, the results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011. The December 31, 2011 financial information was derived from the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the full year.
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
Recent Accounting Pronouncements:
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU was issued concurrently with International Financial Reporting Standards (“IFRS”) 13, Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. This standard is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard January 1, 2012, and applied it retrospectively by adding a separate financial statement entitled, “Condensed Consolidated Statements of Comprehensive Income.”
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
Inventories, net, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011	September 30, 2011
Raw materials	$726	$2,044	$1,738
Work in process	2,055	1,240	1,295
Finished goods	472,952	361,915	429,071
	$475,733	$365,199	$432,104

NOTE 4 – INTANGIBLE ASSETS, NET
Intangible assets that are determined to have finite lives include patents and purchased technology and are amortized over their estimated useful lives, which are approximately 10 years. Intangible assets with indefinite useful lives include trademarks and tradenames and are not amortized but are periodically evaluated for impairment.
The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	September 30, 2012	December 31, 2011	September 30, 2011
Intangible assets subject to amortization
Gross carrying amount	$14,198	$14,198	$14,198
Accumulated amortization	(3,651)	(2,599)	(2,249)
Net carrying amount	10,547	11,599	11,949
Intangible assets not subject to amortization	27,421	27,421	27,421
Intangible assets, net	$37,968	$39,020	$39,370
Annual amortization expense for intangible assets subject to amortization is estimated to be $1,402,000 in 2012, and $1,330,000 in 2013 through 2016.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 5 – SHORT-TERM BORROWINGS AND CREDIT LINES
On September 27, 2012, the Company's Korean subsidiary increased the maximum borrowing on its unsecured and uncommitted line of credit agreement to US$30,000,000. At September 30, 2012, $10,206,000 was outstanding under this line.
NOTE 6 – PRODUCT WARRANTY
Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. The warranty reserve is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$9,453	$9,777	$10,452	$10,256
Charged to costs and expenses	1,218	1,131	3,183	3,202
Claims settled	(960)	(585)	(3,917)	(3,341)
Other	83	(294)	76	(88)
Balance at end of period	$9,794	$10,029	$9,794	$10,029
NOTE 7 – STOCK-BASED COMPENSATION
The Company’s Stock Incentive Plan (the “Plan”) allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The majority of all stock option and restricted stock unit grants outstanding under the Plan were granted in the first quarter of each fiscal year.
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$607	$906	$2,384	$2,633
Restricted stock units	797	1,145	3,323	3,222
Total	$1,404	$2,051	$5,707	$5,855
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
The following table presents the weighted average assumptions for stock options granted in the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011(1)
Expected term	4.51 years	4.49 years	4.78 years	5.12 years
Expected stock price volatility	31.95%	31.21%	32.20%	30.76%
Risk-free interest rate	0.47%	0.95%	0.88%	1.84%
Expected dividend yield	1.63%	1.53%	1.80%	1.31%
Weighted average grant date fair value	$12.37	$13.39	$11.57	$16.09

(1)
For the nine months ended September 30, 2011, the Company granted two stock option grants totaling 53,720 shares that vest 100% on the fifth anniversary of the grant date. Because the Company did not have sufficient historical exercise

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

data to provide a reasonable basis for estimating the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.
During the nine months ended September 30, 2012 and 2011, the Company granted a total of 358,169 and 340,973 stock options, respectively. At September 30, 2012, unrecognized costs related to outstanding stock options totaled approximately $6,234,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at September 30, 2012 are expected to be recognized over a weighted average period of 2.41 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, dividend yield and closing price of the Company’s common stock on the date of grant.

The following table presents the weighted average assumptions for restricted stock units granted in the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Vesting period	4.00 years	4.00 years	3.86 years	3.96 years
Expected dividend yield	1.63%	1.84%	1.77%	1.33%
Estimated average grant date fair value per restricted stock unit	$50.46	$44.82	$46.57	$58.37
During the nine months ended September 30, 2012 and 2011, the Company granted 183,816 and 145,768 restricted stock units, respectively. At September 30, 2012, unrecognized costs related to outstanding restricted stock units totaled approximately $11,033,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at September 30, 2012 are expected to be recognized over a weighted average period of 2.51 years.
NOTE 8 – ACCUMULATED OTHER COMPREHENSIVE INCOME
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

	September 30, 2012	December 31, 2011	September 30, 2011
Unrealized holding losses on available-for-sale securities	$(2)	$(2)	$(2)
Unrealized holding gains on derivative transactions	3,298	7,250	5,091
Foreign currency translation adjustments	44,251	39,649	42,299
Accumulated other comprehensive income	$47,547	$46,897	$47,388
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average shares of common stock outstanding, used in computing basic earnings per share	33,872	33,849	33,761	33,868
Effect of dilutive stock options and restricted stock units	283	328	274	435
Weighted-average shares of common stock outstanding, used in computing diluted earnings per share	34,155	34,177	34,035	34,303
Earnings per share of common stock:
Basic	$1.90	$2.00	$1.79	$1.97
Diluted	1.88	1.98	1.77	1.95

Stock options and service-based restricted stock units representing 923,275 and 515,712 shares of common stock outstanding for the three months ended September 30, 2012 and 2011, respectively, and 932,362 and 364,811 shares of common stock for the nine months ended September 30, 2012 and 2011, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 40,304 and 38,606 shares of common stock for the three months ended September 30, 2012 and 2011, respectively, and 38,259 and 33,047 shares of common stock for the nine months ended September 30, 2012 and 2011, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.
Since the inception of the Company’s stock repurchase plan in 2004 through September 30, 2012, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of September 30, 2012, the Company had repurchased 9,593,278 shares under this program at an aggregate purchase price of approximately $441,443,000. During the nine months ended September 30, 2012, the Company repurchased an aggregate of $206,000 of the Company's common stock. During the nine months ended September 30, 2011, the Company repurchased an aggregate of $19,325,000 of the Company's common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales to unrelated entities:
United States	$347,757	$333,634	$672,879	$655,171
LAAP	84,614	72,763	245,560	216,664
EMEA	60,583	100,312	168,655	198,279
Canada	52,051	60,082	81,409	97,793
	$545,005	$566,791	$1,168,503	$1,167,907
Income before income tax:
United States	$62,475	$52,571	$50,039	$44,921
LAAP	7,128	7,531	24,797	22,572
EMEA	7,862	14,287	2,295	5,715
Canada	10,353	12,227	5,294	12,688
Interest income (expense), net	(17)	462	421	1,246
	$87,801	$87,078	$82,846	$87,142
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency. The Company manages this risk by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge effectiveness and included in current cost of sales. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2012 and 2011.

The Company also uses currency forward contracts not formally designated as hedges to manage the currency exchange rate risk associated with the remeasurement of non-functional monetary assets and liabilities. Non-functional monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, payables and intercompany loans.
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	September 30, 2012	December 31, 2011	September 30, 2011
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$97,925	$144,000	$156,025
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	89,462	138,807	63,210
At September 30, 2012, approximately $3,575,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

At September 30, 2012, the Company’s derivative contracts had a remaining maturity of approximately one year or less. All the counterparties to these transactions had both long-term and short-term investment grade credit ratings and as a result, the Company does not require collateral to facilitate transactions. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $2,000,000 at September 30, 2012. The Company does not hold derivatives featuring credit-related contingent terms. In addition, the Company is not a party to any derivative master agreement featuring credit-related contingent terms. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	September 30, 2012	December 31, 2011	September 30, 2011
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$2,170	$6,591	$7,449
Currency forward contracts	Other non-current assets	—	1,117	—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	580	824	1,124
Currency forward contracts	Other long-term liabilities	—	91	—
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$582	$645	$908
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,640	2,962	1,461

The following table presents the effect and classification of derivative instruments (in thousands):

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income or loss	—	$(736)	$7,973	$(143)	$2,379
Gain (loss) reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	3,219	(4,568)	4,011	(5,436)
Gain reclassified from accumulated other comprehensive income or loss to income as a result of cash flow hedge discontinuance	Cost of sales	—	—	441	—
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(12)	(940)	(16)	(1,586)
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Selling, general and administrative expense	(881)	(1,541)	(7,134)	3,218

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories and equipment. At September 30, 2012, inventory purchase obligations were $287,478,000.
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

Level 3 –	unobservable inputs for which there is little or no market data available, that require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$13,700	$—	$—	$13,700
Time deposits	10,016	—	—	10,016
Available-for-sale short-term investments (1)
Time deposits	—	2,128	—	2,128
Other current assets
Derivative financial instruments (Note 11)	—	2,752	—	2,752
Other non-current assets
Mutual fund shares	3,879	—	—	3,879
Total assets measured at fair value	$27,595	$4,880	$—	$32,475
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$2,220	$—	$2,220
Total liabilities measured at fair value	$—	$2,220	$—	$2,220

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$55,542	$—	$—	$55,542
Time deposits	10,000	—	—	10,000
Available-for-sale short-term investments (1)
Time deposits	2,878	—	—	2,878
Other current assets
Derivative financial instruments (Note 11)	—	7,236	—	7,236
Other non-current assets
Derivative financial instruments (Note 11)	—	1,117	—	1,117
Mutual fund shares	2,521	—	—	2,521
Total assets measured at fair value	$70,941	$8,353	$—	$79,294
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$3,786	$—	$3,786
Other long-term liabilities
Derivative financial instruments (Note 11)	—	91	—	91
Total liabilities measured at fair value	$—	$3,877	$—	$3,877
Assets and liabilities measured at fair value on a recurring basis at September 30, 2011 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$57,939	$—	$—	$57,939
Available-for-sale short-term investments (1)
Time deposits	2,423	—	—	2,423
Other current assets
Derivative financial instruments (Note 11)	—	8,357	—	8,357
Other non-current assets
Mutual fund shares	2,261	—	—	2,261
Total assets measured at fair value	$62,623	$8,357	$—	$70,980
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$2,585	$—	$2,585
Total liabilities measured at fair value	$—	$2,585	$—	$2,585

(1)	Investments have remaining maturities greater than three months but less than two years and are available for use in current operations.

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2012, December 31, 2011, or September 30, 2011.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales across markets, distribution channels and product categories, expenses, input costs and cost containment measures, effects of unseasonable weather on our results of operations, investments in our business, including commencement of our China joint venture, investments in our information technology systems and our direct-to-consumer channels, access to raw materials and factory capacity, financing and working capital requirements and resources and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in economic conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, the relative popularity of competitors' brands, and the continued popularity of outdoor activities as part of an active lifestyle in key markets. Volatile economic environments in key markets coupled with inflationary or volatile input costs reduce the predictability of our business.
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

•	Changes in mix and volume of full price sales in relation to close-out product sales and promotional sales activity;

•	Increased costs to support supply chain and information technology infrastructure investments and projects, including our multi-year global enterprise resource planning (“ERP”) system implementation;

•
Our ability to implement and maintain effective cost containment measures in order to limit the growth of selling, general and administrative (“SG&A”) expenses to a rate comparable to or lower than sales growth;

•
Continued economic uncertainty, which is creating headwinds in key global markets, particularly in Europe as it relates to our EMEA direct business where we have ongoing efforts to revitalize the Columbia brand;

•	The rate of sales growth through our expanding direct-to-consumer operations;

•	Changes in consumer spending activity, including consumer acceptance of increased prices of our products; and

•	Fluctuating currency exchange rates.
Like other branded consumer product companies, our business is heavily dependent upon discretionary consumer spending patterns. Continuing high levels of unemployment and concerns about potential increases in consumer prices in our key markets continue to pose significant challenges and risks for us.
We believe the potential for growth in our full year 2012 net sales compared to 2011 is limited primarily as a result of the unseasonably warm 2011/2012 winter and a challenging economic environment, particularly in Europe, both of which subdued retailers' confidence as they placed their advance orders for the fall 2012 season. We expect full year 2012 SG&A expenses to decrease slightly compared to 2011, driven by cost containment measures executed in the first quarter of 2012 and a continued focus on SG&A expense control throughout the year. Cost containment efforts included a reduction in global headcount, curtailment of various compensation and benefit increases and reduction in travel, event and other discretionary spending.
These factors and others may have a material effect on our financial condition, results of operations, or cash flows, particularly with respect to quarterly comparisons.
We remain firmly committed to:

•	Creating innovative solutions that keep people warm, cool, dry and protected so they can enjoy the outdoors longer;

•	Focusing on product design, utilizing our innovations to differentiate our brands from competitors;

•	Ensuring that our products are sold through brand enhancing distribution partners around the world;

•	Increasing the impact and amount of consumer communications to drive demand for our brands and sell-through of our products;

•	Making sure our products are merchandised and displayed in the best way possible in every retail environment; and

•	Continuing to build a world class direct-to-consumer business.
Our business has evolved significantly in recent years, including a broader geographic scope, larger international distributor and direct-to-consumer operations, increased automatic replenishment programs and changes in the multiple data points we use to plan our business. We have concluded that providing two seasonal wholesale backlog reports at March 31 and September 30, as we previously did through 2011, is not material to an understanding of our company and our future expectations.
Results of Operations
The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes that appear elsewhere in this quarterly report. All references to quarters relate to the quarter ended September 30 of the particular year.
Highlights of the Third Quarter of 2012

•
Net sales for the third quarter of 2012 decreased $21.8 million, or 4%, to $545.0 million from $566.8 million for the third quarter of 2011. Changes in foreign currency exchange rates compared with the third quarter of 2011 negatively affected the consolidated net sales comparison by approximately two percentage points.

•	Net income for the third quarter of 2012 decreased 5% to $64.4 million, or $1.88 per diluted share, compared to net income of $67.5 million, or $1.98 per diluted share, for the third quarter of 2011.

•	We paid a quarterly cash dividend of $0.22 per share, or $7.5 million, in the third quarter of 2012.
On August 6, 2012, we entered into an agreement with Swire Resources Limited to form a joint venture with the purpose of supporting the development of our business in the People's Republic of China, excluding the administrative territories of Hong Kong and Macau. The joint venture is expected to begin operations January 1, 2014, subject to regulatory approval in the People's Republic of China and other conditions customary in transactions of this size and type. We will hold a 60 percent ownership interest in the joint venture. The joint venture will replace distributor agreements with Swire Resources Limited.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.3	56.0	56.4	56.2
Gross profit	44.7	44.0	43.6	43.8
Selling, general and administrative expense	29.4	29.5	37.4	37.3
Net licensing income	0.8	0.8	0.9	0.9
Income from operations	16.1	15.3	7.1	7.4
Interest income (expense), net	—	0.1	—	0.1
Income before income tax	16.1	15.4	7.1	7.5
Income tax expense	(4.3)	(3.5)	(1.9)	(1.8)
Net income	11.8%	11.9%	5.2%	5.7%
Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011
Net Sales: Consolidated net sales decreased $21.8 million, or 4%, to $545.0 million for the third quarter of 2012 from $566.8 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the third quarter of 2011 negatively affected the consolidated net sales comparison by approximately two percentage points.
Sales by Geographic Region
Net sales by geographical region are summarized in the following table:

	Three Months Ended September 30,
	2012	2011	% Change
	(In millions, except for percentage changes)
United States	$347.8	$333.6	4%
LAAP	84.7	72.8	16%
EMEA	60.5	100.3	(40)%
Canada	52.0	60.1	(13)%
	$545.0	$566.8	(4)%
Net sales in the United States increased $14.2 million, or 4%, to $347.8 million for the third quarter of 2012 from $333.6 million for the comparable period in 2011. The increase in net sales in the United States was led by apparel, accessories and equipment, followed by footwear, and consisted of approximately equal increases in our direct-to-consumer and wholesale businesses. The net sales increase in our direct-to-consumer business was primarily concentrated in the Columbia brand and was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At September 30, 2012, we operated 58 retail stores, compared with 51 at September 30, 2011. The increase in wholesale net sales was primarily due to increased fall 2012 product shipments, aided by earlier receipts of fall inventory in 2012 compared to 2011.
Net sales in the LAAP region increased $11.9 million, or 16%, to $84.7 million for the third quarter of 2012 from $72.8 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the third quarter of 2011 negatively affected the LAAP net sales comparison by approximately three percentage points. The net sales increase in the LAAP region was led by apparel, accessories and equipment, followed by footwear. The LAAP net sales increase was primarily concentrated in the Columbia brand and was led by our LAAP distributor business, followed by Japan, partially offset by a net sales decrease in Korea. The LAAP distributor net sales increase was primarily due to increased advance orders for fall 2012 products and a shift in timing of shipments as a higher percentage of fall 2012 advance orders shipped in the third quarter of 2012, while a higher percentage of fall 2011 advance orders shipped in the second quarter of 2011. The increase in Japan net sales was led by increased wholesale net sales, followed by increased retail net sales. The decrease in Korea net sales was due to the negative effect of foreign currency exchange rates that offset a net sales increase in local currency.
Net sales in the EMEA region decreased $39.8 million, or 40%, to $60.5 million for the third quarter of 2012 from $100.3 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the third quarter of 2011 negatively affected the EMEA net sales comparison by approximately eight percentage points. The net sales decrease in the EMEA region was led by apparel, accessories and equipment, followed by footwear. The decrease in net sales in the EMEA region was led by the Columbia brand, followed by the Sorel brand. The net sales decrease in the EMEA region was led by our EMEA direct business, against an increase of more than 70% in the comparable period in 2011, followed by our EMEA distributor business.

The decrease in net sales in the EMEA direct business was primarily due to a decline in advance orders reflecting the effects of the unseasonably warm 2011/2012 winter and a challenging macroeconomic environment creating headwinds against our ongoing efforts to revitalize the Columbia brand in key European markets. The EMEA distributor net sales decrease was primarily due to a shift in the timing of shipments as a higher percentage of fall 2012 advance orders shipped in the second quarter of 2012, while a higher percentage of fall 2011 advance orders shipped in the third quarter of 2011. This timing shift accounted for approximately 45% of the total decrease in net sales in the EMEA region.
Net sales in Canada decreased $8.1 million, or 13%, to $52.0 million for the third quarter of 2012 from $60.1 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the third quarter of 2011 negatively affected the Canada net sales comparison by approximately three percentage points. The decrease in net sales in Canada was led by the Columbia brand, followed by the Sorel brand, and was led by apparel, accessories and equipment, followed by footwear. The Canada net sales decrease was primarily due to a decline in fall 2012 advance orders for Columbia brand products due to the unseasonably warm 2011/2012 winter and retailer consolidation in the region.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended September 30,
	2012	2011	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$429.5	$438.2	(2)%
Footwear	115.5	128.6	(10)%
	$545.0	$566.8	(4)%
Net sales of apparel, accessories and equipment decreased $8.7 million, or 2%, to $429.5 million for the third quarter of 2012 from $438.2 million for the comparable period in 2011. The decrease in apparel, accessories and equipment net sales was primarily concentrated in the Columbia brand, and was led by the EMEA region, followed by Canada, partially offset by net sales increases in the United States and LAAP region. The apparel, accessories and equipment net sales decrease in the EMEA region was led by our EMEA distributor business, reflecting a shift in timing of shipments of fall 2012 advance orders, followed by our EMEA direct business.
Net sales of footwear decreased $13.1 million, or 10%, to $115.5 million for the third quarter of 2012 compared to $128.6 million for the comparable period in 2011. The decrease in footwear net sales was led by the Sorel brand, followed by the Columbia brand. The decrease in footwear net sales was led by the EMEA region, followed by Canada, partially offset by net sales increases in the LAAP region and the United States. The decrease in footwear net sales in the EMEA region was concentrated in our EMEA direct business.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended September 30,
	2012	2011	% Change
	(In millions, except for percentage changes)
Columbia	$436.8	$447.8	(2)%
Mountain Hardwear	44.4	44.7	(1)%
Sorel	61.2	72.0	(15)%
Other	2.6	2.3	13%
	$545.0	$566.8	(4)%
The net sales decrease for the third quarter of 2012 compared to the third quarter of 2011 was led by the Columbia brand, followed by the Sorel brand. The Columbia and Sorel brand net sales decreases were led by the EMEA region, followed by Canada, partially offset by net sales increases in the United States and the LAAP region.
Gross Profit: Gross profit, as a percentage of net sales, increased to 44.7% for the third quarter of 2012 from 44.0% for the comparable period in 2011. Gross profit expansion was primarily due to:

•	Planned fall 2012 wholesale price increases;

•	Lower air freight costs; and

•	Favorable foreign currency hedge rates;

partially offset by:

•	Lower gross margins on sales of excess inventory.
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
SG&A expense decreased $7.2 million, or 4%, to $160.2 million, or 29.4% of net sales, for the third quarter of 2012 from $167.4 million, or 29.5% of net sales, for the comparable period in 2011. The SG&A decrease was primarily due to:

•	Cost containment measures; and

•	Favorable foreign currency exchange rates;

partially offset by:

•	Expansion of direct-to-consumer operations globally.
Depreciation and amortization included in SG&A expense totaled $9.5 million for the third quarter of 2012, compared to $10.9 million for the same period in 2011.
Net Licensing Income: Net licensing income was essentially flat at $4.3 million for the third quarter of 2012 compared to $4.4 million for the same period in 2011. Decreased licensing income in the United States was offset by increased apparel and footwear licensing income in the LAAP region, where a third party distributor is licensed to locally manufacture Columbia brand apparel and footwear for sale in local markets.
Interest Income (Expense), Net: Net interest expense was nominal for the third quarter of 2012 compared to net interest income of $0.5 million for the same period in 2011. Interest income decreased due to lower average yields on cash and cash equivalents and short-term investments, lower average balances and lower interest income on income tax refunds compared to the same period in 2011. Interest expense was nominal for the third quarter of 2012 and for the comparable period in 2011.
Income Tax Expense: Income tax expense increased to $23.4 million for the third quarter of 2012 from $19.5 million for the comparable period in 2011. Our effective income tax rate was 26.7% for the third quarter of 2012 compared to 22.4% for the same period in 2011. Our effective income tax rate increased primarily due to a change in the geographic mix of earnings and the effect of certain foreign tax credits recognized in 2011 that are not expected to recur in 2012. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods.
Net Income: Net income decreased $3.1 million, or 5%, to $64.4 million for the third quarter of 2012 from $67.5 million for the comparable period in 2011. Diluted earnings per share was $1.88 for the third quarter of 2012, compared to diluted earnings per share of $1.98 for the third quarter of 2011.
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Net Sales: Consolidated net sales increased $0.6 million to $1,168.5 million for the nine months ended September 30, 2012 from $1,167.9 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2011 negatively affected the consolidated net sales comparison by approximately one percentage point.
Sales by Geographic Region

Net sales by geographical region are summarized in the following table:

	Nine Months Ended September 30,
	2012	2011	% Change
	(In millions, except for percentage changes)
United States	$672.9	$655.1	3%
LAAP	245.6	216.7	13%
EMEA	168.6	198.3	(15)%
Canada	81.4	97.8	(17)%
	$1,168.5	$1,167.9	*
* less than 1%
Net sales in the United States increased $17.8 million, or 3%, to $672.9 million for the nine months ended September 30, 2012 from $655.1 million for the comparable period in 2011. The increase in net sales in the United States was concentrated in apparel, accessories and equipment. The net sales increase consisted of a net sales increase in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business. The net sales increase in our direct-to-consumer business was primarily concentrated in the Columbia brand and was driven by increased net sales within our retail stores, partially offset by decreased e-commerce net sales. At September 30, 2012, we operated 58 retail stores, compared with 51 at September 30, 2011.
Net sales in the LAAP region increased $28.9 million, or 13%, to $245.6 million for the nine months ended September 30, 2012 from $216.7 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2011, negatively affected the LAAP net sales comparison by approximately one percentage point. The net sales increase in the LAAP region was led by apparel, accessories and equipment, followed by footwear. The LAAP net sales increase was led by the Columbia brand, followed by the Mountain Hardwear brand, and was led by our LAAP distributor business, followed by Japan and Korea. The LAAP distributor net sales increase was primarily due to an increase in advance orders for fall 2012 products. The increase in Japan net sales was primarily the result of increased net sales from our wholesale business, increased direct-to-consumer net sales and the favorable effect of foreign currency exchange rates. The increase in Korea net sales was due to a greater number of retail stores operating during the nine months ended September 30, 2012 than during the nine months ended September 30, 2011, partially offset by decreased sales from existing stores.
Net sales in the EMEA region decreased $29.7 million, or 15%, to $168.6 million for the nine months ended September 30, 2012 from $198.3 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2011, negatively affected the EMEA net sales comparison by approximately six percentage points. The net sales decrease in the EMEA region was led by footwear, followed by apparel, accessories and equipment. The decrease in net sales in the EMEA region was led by the Columbia brand, followed by the Sorel brand, and was due to a net sales decrease in our EMEA direct business, against an increase of more than 30% in the comparable period in 2011, partially offset by increased net sales to our EMEA distributors. The decrease in net sales in the EMEA direct business was primarily due to a decline in advance orders reflecting the effects of the unseasonably warm 2011/2012 winter and a challenging economic environment creating headwinds against our ongoing efforts to revitalize the Columbia brand in key European markets.
Net sales in Canada decreased $16.4 million, or 17%, to $81.4 million for the nine months ended September 30, 2012 from $97.8 million for the comparable period in 2011. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2011, negatively affected the Canada net sales comparison by approximately three percentage points. The decrease in net sales in Canada was led by the Columbia brand, followed by the Sorel brand, and was led by apparel, accessories and equipment, followed by footwear. The Canada net sales decrease was primarily due to a decline in fall 2012 advance orders for Columbia products due to the unseasonably warm 2011/2012 winter and retailer consolidation in the region.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Nine Months Ended September 30,
	2012	2011	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$954.7	$934.9	2%
Footwear	213.8	233.0	(8)%
	$1,168.5	$1,167.9	*
* less than 1%

Net sales of apparel, accessories and equipment increased $19.8 million, or 2%, to $954.7 million for the nine months ended September 30, 2012 from $934.9 million for the comparable period in 2011. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia brand, and was led by the LAAP region, followed by the United States, partially offset by net sales decreases in Canada and the EMEA region. The apparel, accessories and equipment net sales increase in the LAAP region was led by Japan, followed by our LAAP distributor business and Korea. The net sales increase in apparel, accessories and equipment in the United States consisted of increased net sales in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business.
Net sales of footwear decreased $19.2 million, or 8%, to $213.8 million for the nine months ended September 30, 2012 from $233.0 million for the comparable period in 2011. The decrease in footwear net sales was led by the Sorel brand, followed by the Columbia brand. The net sales decrease was concentrated in the EMEA region, followed by Canada, partially offset by net sales increases in the LAAP region and the United States. The net sales decrease in footwear in the EMEA region was led by our EMEA direct business, followed by our EMEA distributor business.
Sales by Brand
Net sales by brand are summarized in the following table:

	Nine Months Ended September 30,
	2012	2011	% Change
	(In millions, except for percentage changes)
Columbia	$990.6	$975.0	2%
Mountain Hardwear	98.8	99.1	*
Sorel	70.5	86.0	(18)%
Other	8.6	7.8	10%
	$1,168.5	$1,167.9	*
* less than 1%
The net sales increase for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily concentrated in the Columbia brand, largely offset by a net sales decrease in the Sorel brand. The Columbia brand net sales increase was led by the LAAP region, followed by the United States, partially offset by net sales decreases in the EMEA region and Canada. The decrease in Sorel brand net sales was led by the EMEA region, followed by Canada and the United States, partially offset by a net sales increase in the LAAP region.
Gross Profit: Gross profit, as a percentage of net sales, decreased to 43.6% for the nine months ended September 30, 2012 from 43.8% for the comparable period in 2011. Gross profit contraction was primarily due to:

•	A higher volume of promotional activity to liquidate excess inventory; and

•	A higher proportion of shipments to distributors, which carry lower gross margins;
partially offset by:

•	Favorable foreign currency hedge rates and;

•	Lower airfreight costs.
Selling, General and Administrative Expense: SG&A expense increased $1.9 million to $437.9 million, or 37.4% of net sales, for the nine months ended September 30, 2012, from $436.0 million, or 37.3% of net sales, for the comparable period in 2011. The SG&A expense increase was primarily due to:

•	Increased personnel costs and professional fees related to our ongoing ERP implementation;

•	Restructuring charges; and

•	Expansion of our direct-to-consumer operations globally;
partially offset by:

•	Cost containment measures; and

•	Favorable foreign currency exchange rates.
Depreciation and amortization included in SG&A expense totaled $30.0 million for the nine months ended September 30, 2012, compared to $31.6 million for the same period in 2011.
Net Licensing Income: Net licensing income increased $0.4 million to $10.8 million for the nine months ended September 30, 2012 from $10.4 million for the same period in 2011, primarily due to increased apparel and footwear licensing income in the

LAAP region, where a third party distributor is licensed to locally manufacture Columbia brand apparel and footwear for sale in local markets.
Interest Income, Net: Net interest income was $0.4 million for the nine months ended September 30, 2012, compared to $1.2 million for the same period in 2011. Interest income decreased due to lower average yields on cash equivalents and short-term investments and lower average balances compared to the same period in 2011. Interest expense was nominal for the nine months ended September 30, 2012 and for the comparable period in 2011.
Income Tax Expense: Income tax expense increased to $22.5 million for the nine months ended September 30, 2012 from $20.4 million for the comparable period in 2011. Our effective income tax rate was 27.1% for the nine months ended September 30, 2012 compared to 23.4% for the same period in 2011. Our effective income tax rate increased primarily due to a change in the geographic mix of earnings and the effect of certain foreign tax credits recognized in 2011 that are not expected to recur in 2012.
Net Income: Net income decreased to $60.4 million for the nine months ended September 30, 2012, including restructuring charges of approximately $2.8 million, net of tax, from $66.8 million for the comparable period in 2011. Diluted earnings per share was $1.77 for the nine months ended September 30, 2012, including restructuring charges of $0.08 net of tax, compared to diluted earnings per share of $1.95 for the nine months ended September 30, 2011.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our ongoing ERP implementation and the expansion of our global operations and general corporate needs. At September 30, 2012, we had total cash and cash equivalents of $94.2 million, compared to $241.0 million at December 31, 2011 and $87.9 million at September 30, 2011. In addition, we had short-term investments of $2.1 million at September 30, 2012, compared to $2.9 million at December 31, 2011 and $2.4 million at September 30, 2011. At September 30, 2012, approximately 43% of our cash and short-term investments were held by some of our foreign subsidiaries where a repatriation of those funds to the United States would likely result in a significant tax expense for us. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, it is our intent to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
Net cash used in operating activities was $110.6 million for the nine months ended September 30, 2012, compared to $142.0 million for the same period in 2011. The decrease in cash used in operating activities was primarily due to the combined effect of an increase in accounts receivable collections and decreases in payments for inventory, prepaid expenses and other current assets and income taxes, partially offset by an increase in payments for accounts payable.
Net cash used in investing activities was $31.5 million for the nine months ended September 30, 2012, compared to net cash provided by investing activities of $26.3 million for the comparable period in 2011. For the 2012 period, net cash used in investing activities primarily consisted $32.4 million for capital expenditures, offset by $0.9 million from net sales of short-term investments. For the 2011 period, net cash provided by investing activities primarily consisted of $66.3 million from net sales of short-term investments, partially offset by $40.2 million for capital expenditures.
Net cash used in financing activities was $3.4 million for the nine months ended September 30, 2012, compared to $28.9 million for the comparable period in 2011. For the 2012 period, net cash used in financing activities primarily consisted of dividend payments of $22.3 million, partially offset by net proceeds from credit facilities of $10.2 million and net proceeds from stock plan activity of $8.3 million. For the 2011 period, net cash used in financing activities primarily consisted of dividend payments of $21.7 million and the repurchase of common stock at the aggregate price of $16.4 million, partially offset by net proceeds from stock plan activity of $7.4 million.
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At September 30, 2012, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have local currency operating lines in place guaranteed by the parent company with a combined limit of approximately $105.1 million at September 30, 2012, of which $3.2 million is designated as a European customs guarantee. At September 30, 2012, $10.2 million was outstanding under these subsidiary lines of credit.
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
Off-Balance Sheet Arrangements
We have arrangements in place to facilitate the import and purchase of inventory through import letters of credit. We maintain unsecured and uncommitted import lines of credit with a combined limit of $5.0 million at September 30, 2012, available for issuing documentary letters of credit. At September 30, 2012, no balance was outstanding under these letters of credit.
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
Changes in Internal Control over Financial Reporting
We are implementing an enterprise resource planning ("ERP") system on a worldwide basis, which is expected to impact our business and financial transaction processes. The implementation is expected to occur in phases globally over the next several years, and began with a roll-out to our Canadian subsidiary in April 2012. The implementation of a worldwide ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness as the implementation progresses.
There were no other changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
We are involved in litigation and various legal matters arising in the normal course of business, including matters related to employment, retail, intellectual property and various regulatory compliance activities. We have considered facts related to legal and regulatory matters and opinions of counsel handling these matters, and do not believe the ultimate resolution of these proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

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
Our Success Depends on Our Business Strategies
Our business strategies are to achieve sustainable, profitable growth by creating innovative products, focusing on product design, utilizing innovations to differentiate our brand from competitors, ensuring that our products are sold through brand enhancing distribution partners around the world, increasing the impact and amount of consumer communications to drive demand for our brands and sell-through of our products, making sure our products are merchandised and displayed in the best way possible in every retail environment and continuing to build a world class direct-to-consumer business. We intend to pursue these strategies across our portfolio of brands, product categories and geographic markets. We face many challenges in implementing our business strategies. For example, our focus on innovation depends on our ongoing ability to identify, develop or secure rights to product improvements or developments through internal research, joint developments, acquisitions or licenses. Once obtained, these innovations and developments may not be profitable or have the desired effect of increasing demand for our products. The failure to implement our business strategies successfully could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Initiatives to Upgrade Our Information Technology Infrastructure Involve Many Risks Which Could Result In, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement initiatives to optimize our performance. Our current business process initiatives include plans to improve business results through standardization of business processes and technology that support our supply chain and go-to-market strategies through implementation of an integrated ERP software solution over the next few years. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss of data, decreases in productivity as our personnel become familiar with new systems and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.

We expect implementation of this new information technology infrastructure to have a pervasive impact on our business processes and information systems across a significant portion of our operations, including our finance operations. As a result, we will experience significant changes in our operational processes and internal controls as our implementation progresses. If we are unable to successfully implement this system, including harmonizing our systems, data and processes, our ability to conduct routine business functions could be negatively impacted and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions and have a material adverse effect on our capital resources, financial condition, results of operations, or cash flows.
We Rely on Our Highly Customized Information Management Systems
Our business is increasingly reliant on information technology. Information systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication among employees, with our subsidiaries and liaison offices overseas and with our customers and retail stores. We also rely on our information systems to allocate resources, manage product data, develop demand and supply plans, forecast and report operating results and meet the other regulatory requirements related to product manufacturing. System failures, breaches of confidential information or service interruptions may occur as the result of a number of factors, including computer viruses, programming errors, hacking or other unlawful activities by third parties and disasters, or our failure to properly maintain systems redundancy or to protect, repair, maintain or upgrade our systems. Any breach or interruption of critical business information systems could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We Depend on Independent Factories
Our products are manufactured by independent factories worldwide. We do not own or operate any manufacturing facilities. Although we enter into purchase order commitments with these independent factories each season, we generally do not maintain long-term manufacturing commitments with them. Without long-term or reserve commitments, in a capacity-constrained environment, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing if growth or product demand differs from our forecasts. Independent factories may fail to perform as expected or our competitors may obtain production capacities that effectively limit or eliminate the availability of these resources to us. If an independent manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, we may miss delivery deadlines or incur additional costs, which may result in cancellation of orders, refusal to accept deliveries, a reduction in purchase prices or increased costs, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Results of Operations Could be Materially Harmed If We Are Unable to Accurately Match Supply Forecast with Consumer Demand for Our Products
Many factors may significantly affect demand for our products, including, among other things, economic conditions, fashion trends, financial condition of our distributors and wholesale customers, consumer and customer preferences and weather, making it difficult to accurately forecast demand for our products and our future results of operations. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place a significant amount of orders for our products with independent factories prior to receiving orders from our customers, and we maintain an inventory of various products that we anticipate will be in greatest demand. In addition, customers are generally allowed to cancel orders prior to shipment with sufficient notice.
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

In some cases, we may produce quantities of product that exceed actual demand, which could result in higher inventory levels that need to be liquidated at discount prices. During periods of weak economic conditions we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of certain customers’ operations. We may not be able to sell all of the products we have ordered from independent factories or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through our owned outlet stores or third-party liquidation channels, which could have a material adverse effect on our brand image, financial condition, results of operations or cash flows.
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
We May Not Succeed in Realizing the Anticipated Benefits of Our New Joint Venture in China
In August 2012 we entered into an agreement with Swire Resources Limited to establish a joint venture for purposes of supporting the development of our business in China. The joint venture, in which we will hold a 60% interest, will be established upon satisfaction of specified conditions, including receipt of certain governmental approvals from China. These approvals are anticipated to be received prior to January 1, 2014; however, we do not assure you that these government approvals will be obtained as anticipated or at all, and if they are not, we may be forced to abandon the joint venture. Even if we are able to establish it, achieving the anticipated benefits of the joint venture is subject to a number of risks and uncertainties, including the following:

•
Our ability to operate the joint venture will be dependent upon, among other things, our ability to attract and retain personnel with the skills, knowledge and experience necessary to carry out the operations of the joint venture. We anticipate that approximately 650 to 700 employees currently working with or for Swire Shanghai will become employees of, or provide services to, the joint venture. Our ability to effectively operate the joint venture will depend upon our ability to manage the employees of the joint venture, and to attract new employees as necessary to supplement the skills, knowledge and expertise of the existing management team and other key personnel. We face intense competition for these individuals worldwide, including in China. We may not be able to attract qualified new employees or retain existing employees to operate the joint venture. Additionally, turnover in key management positions in China could impair our ability to execute our growth strategy, which may negatively affect the value of our investment in the joint venture and the growth of our sales in China.

•
We will be relying on the operational skill of our joint venture partner. Additionally, because our joint venture partner has voting rights with respect to major business decisions of the joint venture, we may experience difficulty reaching agreement as to implementation of certain changes to the joint venture’s business. For these reasons, or as a result of other factors, we may not realize the anticipated benefits of the joint venture, and our participation in the joint venture could adversely affect the results of our operations on a consolidated basis.

•
Continued sales growth in China is an important part of our expectations for our joint venture business. Although China has experienced significant economic growth in recent years, that growth is slowing. Slowing economic growth in China could result in reduced consumer discretionary spending, which in turn could result in less demand for our products, and thus negatively affect the value of our investment in the joint venture and the growth of our sales in China.

•
Although we believe we have achieved a leading market position in China, many of our competitors who are significantly larger than we are and have substantially greater financial, distribution, marketing and other resources, more stable manufacturing resources and greater brand strength than we have are also concentrating on growing their businesses in China. Increased investment by our competitors in this market could decrease our market share and competitive position in China.

Our International Operations Involve Many Risks
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, changes in consumer preferences, foreign currency fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. For example, unseasonably warm

2011/2012 winter weather and a challenging macroeconomic environment in our EMEA region created headwinds against our ongoing efforts to revitalize the Columbia brand in key European markets, where we have significant infrastructure investments. These factors, among others, may affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.
In addition, many of our imported products are subject to duties, tariffs or other import limitations that affect the cost and quantity of various types of goods imported into the United States and other markets. Any country in which our products are produced or sold may eliminate, adjust or impose new import limitations, duties, anti-dumping penalties or other charges or restrictions, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We Face Risks Associated with Consumer Preferences and Fashion Trends
Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, changes in fashion trends may have a greater impact than in the past as we expand our offerings to include more product categories in more geographic areas, particularly with the Sorel brand, a product generally more sensitive to fashion trends. We also face risks because our business requires us and our customers to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk by soliciting advance order commitments by retailers, we must generally place a significant portion of our seasonal production orders with our independent factories before we have received all of a season’s advance orders from customers, and orders may be cancelled by customers before shipment. If we or our customers fail to anticipate and respond to consumer preferences, we may have lower sales, excess inventories and lower profit margins, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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

Although we have not been materially inhibited from selling products in connection with patent, trademark and trade dress disputes, as we focus on innovation in our product lines, extend our brands into new product categories and expand the geographic scope of our marketing, we may become subject to litigation based on allegations of infringement of intellectual property rights of third parties, including third party trademark, copyright and patent rights. An increasing number of our products include technologies and/or designs for which we have obtained or applied for patent protection. Failure to successfully obtain and maintain patents on these innovations could negatively affect our ability to market and sell our products. Future litigation also may be necessary to defend against claims of infringement or to enforce and protect our intellectual property rights. As we utilize e-commerce and social media to a greater degree in our sales and marketing efforts, we face an increasing risk of patent infringement claims from non-practicing entities and others covering broad functional aspects of internet operations. Intellectual property litigation may be costly and may divert management’s attention from the operation of our business. Adverse determinations in any litigation may result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. Any of these outcomes may have a material adverse effect on our financial condition, results of operations or cash flows.
Our Success Depends on Our Distribution Facilities
Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky; in Canada, we have primarily relied on our distribution facilities in Strathroy, Ontario, which are being transitioned to a facility in London, Ontario in 2013; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, we rely primarily on a third-party logistics distribution provider in Tokyo; and in Korea, we rely primarily on leased distribution facilities near Seoul that we manage and operate.
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

We May be Adversely Affected by Labor Disruptions
Our business depends on our ability to source and distribute products in a timely manner. While a majority of our own operations are not subject to organized labor agreements, our relationship with our Cambrai distribution center employees is governed by French law, including a formal representation of employees by a Works' Council and the application of a collective bargaining agreement. Labor disputes at independent factories where our goods are produced, shipping ports, transportation carriers, retail stores or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak manufacturing, shipping and selling seasons, and may have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.
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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of September 30, 2012, the Company had repurchased 9,593,278 shares under this program at an aggregate purchase price of approximately $441,443,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
The Company did not repurchase any equity securities during the three months ended September 30, 2012.
Item 6 – EXHIBITS

(a)	Exhibits

10.1	Subscription and Shareholders' Agreement, dated August 6, 2012, by and among CSMM Hong Kong Limited, SCCH Limited, Columbia Sportswear Company and Swire Resources Limited*

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Senior Vice President and Chief Financial Officer

101	INS XBRL Instance Document **

101	SCH XBRL Taxonomy Extension Schema Document **

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document **

101	DEF XBRL Taxonomy Extension Definition Linkbase Document**

101	LAB XBRL Taxonomy Extension Label Linkbase Document **

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document **

*
Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

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

COLUMBIA SPORTSWEAR COMPANY
Date: November 7, 2012	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)