Form 10-K
period 2012-12-31
COLUMBIA SPORTSWEAR CO
filed 2013-02-28
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
——————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from_______to_______
Commission file number 0-23939
 —————————————
COLUMBIA SPORTSWEAR COMPANY
(Exact name of registrant as specified in its charter)
—————————————

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
Large accelerated filer  ☒                               Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐           No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $658,934,000 based on the last reported sale price of the Company’s Common Stock as reported by the NASDAQ Global Select Market System on that day.
The number of shares of Common Stock outstanding on February 15, 2013 was 34,141,558.
Part III is incorporated by reference from the registrant’s proxy statement for its 2013 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2012.

COLUMBIA SPORTSWEAR COMPANY

DECEMBER 31, 2012

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
We design, source, market and distribute active outdoor apparel, footwear, accessories and equipment under four primary brands: Columbia®, Mountain Hardwear®, Sorel® and Montrail®. As one of the largest outdoor apparel and footwear companies in the world, our products have earned an international reputation for innovation, quality and performance. Our products feature innovative technologies and designs that protect outdoor enthusiasts from the elements, increase comfort and make outdoor activities more enjoyable. Our brands complement each other to address the diverse outdoor performance needs of a wide variety of outdoor consumer segments.
Our brands are distributed through a mix of wholesale distribution channels, our own direct-to-consumer channels (retail stores and e-commerce), independent distributors and licensees. In 2012, our products were sold in approximately 100 countries. We employ creative marketing strategies designed to increase demand, and to create and reinforce consumer awareness of our brands. Substantially all of our products are manufactured by independent factories located outside the United States.
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
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the outdoor industry and is heavily dependent upon weather and discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the fall season, while our operating costs are more equally distributed throughout the year. The expansion of our direct-to-consumer operations has increased the proportion of sales and profits that we generate in the fourth calendar quarter. As a result, our sales and profits tend to be highest in the third and fourth calendar quarters. In 2012, approximately 63 percent of our net sales and all of our profitability were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in economic conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, the relative popularity of our competitors' brands and the continued popularity of outdoor activities as part of an active lifestyle in key markets. Volatile economic environments in key markets coupled with inflationary or volatile input costs reduce the predictability of our business.
For further discussion regarding the effects of the macro-economic environment on our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Products

We provide high quality apparel, footwear, accessories and equipment for use in a wide range of outdoor activities by men, women and youth, designed to keep the consumer warm or cool, dry and protected. A large percentage of our products are also worn for casual or leisure purposes. The durability and functionality of our products make them ideal for a wide range of outdoor activities. Our products serve a broad range of consumers including elite skiers and mountain climbers, winter outdoor enthusiasts, hunting and fishing enthusiasts, top endurance trail runners, and outdoor-inspired consumers. We also market licensed collegiate apparel and accessories under our Columbia brand.
We develop and manage our merchandise in two principal categories: (1) apparel, accessories and equipment and (2) footwear. The following table presents the net sales and approximate percentages of net sales attributable to each of our principal product categories for each of the last three years ended December 31 (dollars in millions).

	2012		2011		2010
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Apparel, accessories and equipment	$1,347.0	80.7%	$1,334.9	78.8%	$1,213.3	81.8%
Footwear	322.6	19.3	359.1	21.2	270.2	18.2
Total	$1,669.6	100.0%	$1,694.0	100.0%	$1,483.5	100.0%
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
We sell our products directly to consumers through our own network of branded and outlet retail stores and online in each of our geographic segments. Our direct-to-consumer operations are designed to elevate consumer perception of our brands, manage inventory, increase consumer and retailer awareness of and demand for our products, model compelling retail environments for our products and build stronger emotional brand connections with consumers over time. Our branded retail stores and e-commerce sites allow us to showcase a broad selection of products and to support the brand’s positioning with fixtures and imagery that may then be replicated and offered for use by our wholesale customers. These stores and sites provide high visibility for our brands and products and help us to monitor the needs and preferences of consumers. In addition, we operate outlet stores, which serve an important role in our overall inventory management by allowing us to sell a significant portion of excess, discontinued and out-of-season products while maintaining the integrity of our brands.
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

	2012		2011		2010
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
United States	$946.7	56.7%	$948.0	56.0%	$881.0	59.4%
LAAP	377.6	22.6	341.0	20.1	263.4	17.7
EMEA	230.6	13.8	275.4	16.3	222.4	15.0
Canada	114.7	6.9	129.6	7.6	116.7	7.9
Total	$1,669.6	100.0%	$1,694.0	100.0%	$1,483.5	100.0%

United States
The United States accounted for 56.7% of our net sales for 2012. We sell our products in the United States to approximately 3,400 wholesale customers and through our own direct-to-consumer channels. As of December 31, 2012, we operated 55 outlet retail stores and 8 branded retail stores in various locations in the United States. We also sell Columbia, Mountain Hardwear, Sorel and Montrail products through e-commerce websites. In addition, we earn licensing income in the United States based on our licensees’ sale of licensed products.
We distribute the majority of our products sold in the United States from distribution centers that we own and operate in Portland, Oregon and Robards, Kentucky. In some instances, we arrange to have products shipped from the independent factories that manufacture our products through third party logistics vendors and/or directly to wholesale customer-designated facilities in the United States.
LAAP
The LAAP region accounted for 22.6% of our net sales for 2012. We sell our products in the LAAP region to approximately 300 wholesale customers in Japan and Korea and to approximately 14 independent distributors that sell to approximately 700 wholesale customers in locations throughout the LAAP region, including Australia, New Zealand, Latin America and Asia. In addition, as of December 31, 2012, there were 124 and 258 dealer-operated, branded, outlet and shop-in-shop locations in Japan and Korea, respectively. We also sell Columbia, Mountain Hardwear, Sorel and Montrail products through e-commerce websites in Japan and Korea. In addition, we earn licensing income in our LAAP region based on our distributors’ production and sale of licensed products.
We distribute our products to wholesale customers, our own retail stores and licensed stores in Japan through an independent logistics company that owns and operates a warehouse located near Tokyo, Japan. We distribute our products to wholesale customers, our own retail stores and licensed stores in Korea from leased warehouse facilities near Seoul, Korea. The majority of sales to our LAAP distributors are shipped directly from the independent factories that manufacture our products.
In August 2012 we entered into an agreement with Swire Resources Limited ("Swire"), our current independent distributor for the China market, to establish a joint venture for purposes of continuing the development of our business in China. The joint venture, in which we will hold a 60% interest, is expected to begin operations in January 2014 upon satisfaction of specified conditions, including receipt of certain governmental approvals from China.
EMEA
Sales in our EMEA region accounted for 13.8% of our net sales for 2012. We sell our products in the EMEA region to approximately 5,700 wholesale customers and to approximately 12 independent distributors that sell to approximately 700 wholesale customers in locations throughout the EMEA region, including Russia, portions of Europe, the Middle East and Africa. In addition, as of December 31, 2012, we operated 7 outlet retail stores and 3 branded retail stores in various locations in Western Europe. We also sell Columbia and Sorel products through e-commerce websites in Austria, Belgium, Finland, France, Germany, Ireland, Italy, Netherlands, Spain and the United Kingdom.
We distribute the majority of our products sold to EMEA wholesale customers and our own retail stores from a distribution center that we own and operate in Cambrai, France. The majority of sales to our EMEA distributors are shipped directly from the independent factories that manufacture our products.
Canada
Sales in Canada accounted for 6.9% of our net sales for 2012. We sell our products in Canada to approximately 1,000 wholesale customers. In addition, as of December 31, 2012, we operated one outlet retail store in Canada. We also sell Columbia and Sorel products through e-commerce websites in Canada.
We distribute the majority of our products sold in Canada through two distribution centers. One is leased in Strathroy, Ontario, and the other is owned in London, Ontario. We plan to consolidate our Canadian distribution functions at our London facility in 2013. In some instances, we arrange to have products shipped directly from the independent factories that manufacture our products to customer-designated facilities in Canada.
Marketing
We believe our brand names and trademarks provide a competitive advantage and help to differentiate our products in the marketplace. Marketing supports our position in the marketplace, helps drive alignment through established seasonal initiatives, builds brand equity, raises global brand relevance and awareness, infuses our brands with excitement and stimulates consumer demand for our products worldwide. During 2012, the cost of our marketing programs represented approximately 4.6% of net sales.

Our integrated marketing efforts are designed to deliver consistent messages about the performance benefits, innovative technologies and styling of our products. We utilize a variety of means to deliver our messages, including online advertising and social media sites; television and print publications; experiential events; branded retail stores in selected high-profile locations; enhanced product displays in partnership with various wholesale customers; and consumer and trade public relations efforts.
We also reinforce our marketing and product innovation messages through selected sponsorships of key outdoor influencers, organizations, events and teams that serve as inspirational models of excellence to customers.
We work closely with our key wholesale customers to reinforce our brand message through cooperative online, television, radio and print advertising campaigns, as well as in stores using branded visual merchandising display tools. We employ a staff of in-store marketing and merchandising coordinators, who visit our customers’ retail locations in major cities around the world to ensure that our products are favorably presented.
Our global internet marketing sites are used by consumers to research our products’ features and benefits, to interact with content created to inform and entertain about each brand and its technologies, to be directed to nearby retailers where they can purchase our products, and to directly purchase products for delivery in most of our major direct-distribution markets.
Working Capital Utilization
We design, develop, market and distribute our products, but do not own or operate manufacturing facilities. As a result, most of our capital is invested in short-term working capital assets, including cash and cash equivalents, short-term investments, accounts receivable from customers, and finished goods inventory. At December 31, 2012, working capital assets accounted for approximately 77% of total assets. As a result, the degree to which we efficiently utilize our working capital assets can have a significant impact on our profitability, cash flows and return on invested capital. The overall goals of our working capital management efforts are to maintain the minimum level of inventory necessary to deliver goods on time to our customers to satisfy end consumer demand, and to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers.
Demand Planning and Inventory Management
As a branded consumer products company, inventory represents one of the largest and riskiest capital commitments in our business model. We design and develop our seasonal product lines 12 to 18 months in advance of their availability to consumers in retail stores. As a result, our ability to forecast and produce an assortment of product styles that match ultimate seasonal wholesale customer and end-consumer demand and to deliver products to our customers in a timely and cost-effective manner can significantly affect our sales, gross margins and profitability. For this reason, we maintain and continue to make substantial investments in information systems, processes and personnel that support our ongoing demand planning efforts. The goals of our demand planning efforts are to develop a collaborative forecast that drives the timely purchase of an adequate amount of inventory to satisfy demand, to minimize transportation and expediting costs necessary to deliver products to customers by their requested delivery dates, and to minimize excess inventory to avoid liquidating excess, end-of-season goods at discounted prices. Failure to achieve our demand planning goals could reduce our revenues and/or increase our costs, which would negatively affect our gross margins, profitability and brand strength.
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
Credit and Collection
We extend credit to our customers based on an assessment of each customer’s financial condition, generally without requiring collateral. To assist us in scheduling production with our suppliers and delivering seasonal products to our customers on time, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before peak seasonal shipping periods. These extended payment terms increase our exposure to the risk of uncollectable receivables. In order to manage the inherent risks of customer receivables, we maintain and continue to invest in information systems, processes and personnel skilled in credit and collections. In some markets and with some customers we use credit insurance or standby letters of credit to minimize our risk of credit loss.
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
Our apparel, accessories and equipment are manufactured in approximately 20 countries, with Vietnam and China accounting for approximately 67% of our 2012 apparel, accessories and equipment production. Our footwear is manufactured in three countries, with China and Vietnam accounting for approximately 93% of our 2012 footwear production.
Our five largest apparel, accessories and equipment factory groups accounted for approximately 25% of 2012 global apparel, accessories and equipment production, with the largest factory group accounting for 9% of 2012 global apparel, accessories and equipment production. Our five largest footwear factory groups accounted for approximately 79% of 2012 global footwear production, with the largest factory group accounting for 34% of 2012 global footwear production. In addition, a single vendor supplies the majority of the zippers used in our products. Most of our largest suppliers have multiple factory locations, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on our business.
We maintain 12 manufacturing liaison offices in a total of seven Asian countries. We also maintain a manufacturing liaison office in Richmond, California. Personnel in these manufacturing liaison offices are direct employees of Columbia, and are responsible for overseeing production at our independent factories. We believe that having employees physically located in these regions enhances our ability to monitor factories for compliance with our policies, procedures and standards related to quality, delivery, pricing and labor practices. Our quality assurance process is designed to ensure that our products meet our quality standards. We believe that our quality assurance process is an important and effective means of maintaining the quality and reputation of our products. In addition, independent contractors that manufacture products for us are subject to our Standards of Manufacturing Practices (“SMP”). Columbia sources products around the world and values legal, ethical and fair treatment of people involved in manufacturing our products. Each factory producing products for us is monitored regularly against these standards. Additional information about SMP and corporate responsibility programs may be found at www.columbia.com. The content on our website is not incorporated by reference in this Form 10-K unless expressly noted.
Competition
The markets for apparel, footwear, accessories and equipment are highly competitive. In each of our geographic markets, we face significant competition from numerous and varying competitors, some of which are larger than us and have more marketing resources and operational capabilities with which to compete, and others that are smaller with fewer marketing resources, but deeply entrenched in local markets. Some markets, such as our Asian markets, have grown significantly over the last five years and have attracted a large number of competitive local and global brands. In other markets, such as Europe, we face competition from smaller brands that hold significant market share in one or several European markets, but are not viable competitors in other key markets. Some of our large wholesale customers also market competitive apparel, footwear, accessories and equipment under their own private labels. In addition, our direct-to-consumer channels expose us to branded competitors who operate retail stores in outlet malls and key metropolitan markets, as well as competitors who sell product online. Our licensees also operate in very competitive markets, such as those for apparel, footwear, sunglasses and watches. We believe that the primary competitive factors in the end-use market for active outdoor apparel, footwear, accessories and equipment are brand strength, product innovation, product design, functionality, durability and price.
In addition to competing for end-consumer and wholesale market share, we also compete for manufacturing capacity of independent factory groups, primarily in Asia; for retail store locations in key markets; and for experienced management, staff and suppliers to lead, operate and support our global business processes. Each of these areas of competition requires distinct operational and relational capabilities and expertise in order to create and maintain long-term competitive advantages.
Government Regulation
Many of our international shipments are subject to existing or potential governmental tariff and non-tariff barriers to trade, such as import duties and potential safeguard measures that may limit the quantity of various types of goods that may be imported into the United States and other countries. These trade barriers often represent a material portion of the cost to manufacture and import our products. Our products are also subject to domestic and foreign product safety and environmental standards, laws and other regulations, which are increasingly restrictive and complex. As we strive to achieve technical innovations, we face a greater risk of compliance issues with regulations applicable to products with complex technical features, such as electrical heating components. Although we diligently monitor these standards and restrictions, a state, federal or foreign government may impose new or adjusted quotas, duties, safety requirements, material restrictions, or other restrictions or regulations, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
Employees
At December 31, 2012, we had 4,166 full-time equivalent employees.
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
Our Success Depends on Our Business Strategies
Our business strategies are designed to achieve sustainable, profitable growth by creating innovative products, focusing on product design, utilizing innovations to differentiate our brand from competitors, ensuring that our products are sold through brand enhancing distribution partners around the world, increasing the impact of consumer communications to drive demand for our brands and sell-through of our products, making sure our products are merchandised and displayed appropriately in retail environments and continuing to build a brand enhancing direct-to-consumer business. We intend to pursue these strategies across our portfolio of brands, product categories and geographic markets. We face many challenges in implementing our business strategies. For example, our focus on innovation depends on our ongoing ability to identify, develop or secure rights to product improvements or developments through internal research, joint developments, acquisitions or licenses. Once obtained, these innovations and developments may not be profitable or have the desired effect of increasing demand for our products or enhancing our brands' image. The failure to implement our business strategies successfully could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our business strategies and related increased expenditures could also cause our operating margin to decline if we are unable to offset our increased spending with increased sales or gross margins, or comparable reductions in other operating costs. If our sales or gross margins decline or fail to grow as planned and we fail to sufficiently leverage our operating expenses, our profitability will decline. This could result in a decision to delay, reduce, modify or terminate our strategic business initiatives, which could limit our ability to invest in and grow our business and could have a material adverse effect on our financial condition, results of operations or cash flows.
Initiatives to Upgrade Our Business Processes and Information Technology Infrastructure Involve Many Risks Which Could Result In, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement initiatives to optimize our performance. Our current business process initiatives include plans to improve business results through standardization of business processes and technology that support our supply chain and go-to-market strategies through implementation of an integrated ERP software solution over the next several years. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss of data, decreases in productivity as our personnel become familiar with new systems and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
We expect implementation of this new information technology infrastructure to have a pervasive impact on our business processes and information systems across a significant portion of our operations. As a result, we will experience significant changes in our operational processes and internal controls as our implementation progresses. If we are unable to successfully implement this system, including harmonizing our systems, data and processes, our ability to conduct routine business functions could be negatively impacted and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
We Rely on Our Highly Customized Information Management Systems
Our business is increasingly reliant on information technology. Information systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication among employees, with our subsidiaries and liaison offices overseas and with our customers and retail stores. We also rely on our information systems to allocate resources, manage product data, develop demand and supply plans, forecast and report operating results and meet regulatory requirements. System failures, breaches of confidential information or service interruptions may occur as the result of a number of factors, including our failure to properly maintain systems redundancy or to protect, repair, maintain or upgrade our systems, computer viruses, programming errors, hacking or other unlawful activities by third parties, and disasters. Any breach or interruption of critical business information systems could have a material adverse effect on our financial condition, results of operations or cash flows.
Our legacy ERP system, on which we currently manage a substantial majority of our business, is highly customized. As a result, the availability of internal and external resources with the expertise to maintain this ERP system is limited. Our legacy ERP system may inhibit our ability to operate efficiently, which could have an adverse effect on our financial condition, results of operations or cash flows. For example, our legacy ERP system may not be compatible with other systems that support desired functionality for our operations. As we transition from our legacy ERP system to a new ERP system and supporting systems that interface with our new ERP system, certain functionality and information from our legacy ERP system may not be fully compatible with the new ERP system. As a result, temporary processes may be required, including manual operations, which could significantly increase the risk of human errors in information used by the business and/or result in business disruptions, which could have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
System Security Risks, Data Protection Breaches and Cyber Attacks Could Disrupt Our Operations
We manage and store various proprietary information and sensitive or confidential data relating to our business, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, or our customers, including the potential loss or disclosure of such information or data as a result of fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit any security vulnerabilities of our systems. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.
We Depend on Independent Factories
Our products are manufactured by independent factories worldwide. Although we enter into purchase order commitments with these independent factories each season, we generally do not maintain long-term manufacturing commitments with them. Without long-term or reserve commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing if growth or product demand differs from our forecasts. Independent factories may fail to perform as expected or our competitors may obtain production capacities that effectively limit or eliminate the availability of these resources to us. If an independent manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, we may miss delivery deadlines or incur additional costs, which may cause our wholesale customers to cancel their orders, refuse to accept deliveries, or demand a reduction in purchase prices, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We also have license agreements that permit unaffiliated parties to manufacture or contract to manufacture products using our trademarks. We impose Standards of Manufacturing Practices on our independent factories and licensees for the benefit of workers and require compliance with our restricted substances list and product safety and other applicable environmental, health and safety laws. We also require our independent factories and licensees to impose these practices, standards and laws on their contractors. If an independent manufacturer or licensee violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, we may experience production disruptions or significant negative publicity that could result in long-term damage to our brands, and in some circumstances parties may attempt to assert that we are liable for the independent manufacturer’s or licensee’s practices, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
In addition, since the majority of our products are manufactured outside of our principal sales markets, our products must be transported by third parties over large geographical distances. Shortages in ocean freight capacity, airfreight capacity and volatile fuel costs can result in rapidly changing transportation costs. For example, during 2010, shortages of sourcing and transportation capacity, combined with later-than-optimal production of advance orders, caused us to rely more heavily on airfreight to achieve timely delivery to our customers, resulting in significantly higher freight costs. Because we price our products in advance and changes in transportation and other costs may be difficult to predict, we may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Results of Operations Could be Materially Harmed If We Are Unable to Accurately Match Supply Forecast with Consumer Demand for Our Products
Many factors may significantly affect demand for our products, including, among other things, economic conditions, fashion trends, the financial condition of our distributors and wholesale customers, consumer and customer preferences and weather, making it difficult to accurately forecast demand for our products and our future results of operations. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place a significant amount of orders for our products with independent factories prior to receiving orders from our customers, and we maintain an inventory of various products that we anticipate will be in greatest demand. In addition, customers are generally allowed to cancel orders prior to shipment.
Factors that could affect our ability to accurately forecast demand for our products include:

•	Our reliance, for certain demand and supply planning functions, on manual processes and judgment that are subject to human error;

•	Consumer acceptance of our products or changes in consumer demand for products of our competitors;

•	Unseasonable weather conditions;

•
Unanticipated changes in general market conditions or other factors, which may result in lower advance orders from wholesale customers and independent distributors, cancellations of advance orders or a reduction or increase in the rate of reorders placed by retailers; and

•	Weak economic conditions or consumer confidence, which could reduce demand for discretionary items such as our products.
In some cases, we may produce quantities of product that exceed actual demand, which could result in higher inventory levels that we need to liquidate at discount prices. During periods of weak economic conditions we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of certain customers’ operations. We may not be able to sell all of the products we have ordered from independent factories or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through our owned outlet stores or third-party liquidation channels, which could have a material adverse effect on our brand image, financial condition, results of operations or cash flows.
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
We May be Adversely Affected by Weather Conditions, Including Global Climate Change Trends
Our business is adversely affected by unseasonable weather conditions. A significant portion of the sales of our products is dependent in part on the weather and likely to decline in years in which weather conditions do not stimulate demand for our products. Periods of unseasonably warm weather in the fall or winter or unseasonably cold or wet weather in the spring and summer may have a material adverse effect on our financial condition, results of operations or cash flows. Unintended inventory accumulation by our wholesale customers resulting from unseasonable weather in one season generally negatively affects orders in future seasons, which may have a material adverse effect on our financial condition, results of operations or cash flows.
A significant portion of our business is highly dependent on cold-weather seasons and patterns to generate consumer demand for our cold-weather apparel and footwear. Consumer demand for our cold-weather apparel and footwear may be negatively affected to the extent global weather patterns trend warmer, reducing typical patterns of cold-weather events, or increasing weather volatility, which could have a material adverse effect on our financial condition, results of operations or cash flow.
We May Not Succeed in Realizing the Anticipated Benefits of Our New Joint Venture in China
In August 2012 we entered into an agreement with Swire Resources Limited ("Swire") to establish a joint venture for purposes of continuing the development of our business in China. The joint venture, in which we will hold a 60% interest, will be established upon satisfaction of specified conditions, including receipt of certain governmental approvals from China. These approvals are anticipated to be received prior to January 1, 2014, the anticipated effective date of the joint venture; however, these government approvals may not be obtained as anticipated or at all, and if they are not, we may be forced to abandon the joint venture. Even if we are able to establish it, achieving the anticipated benefits of the joint venture is subject to a number of risks and uncertainties, including the following:

•
Our ability to operate the joint venture will be dependent upon, among other things, our ability to attract and retain personnel with the skills, knowledge and experience necessary to carry out the operations of the joint venture. We anticipate that approximately 650 to 700 employees currently working with or for Swire will become employees of, or provide services to, the joint venture. Our ability to effectively operate the joint venture will depend upon our ability to manage the employees of the joint venture, and to attract new employees as necessary to supplement and replace the skills, knowledge and expertise of the existing management team and other key personnel. We face intense competition for these individuals worldwide, including in China. We may not be able to attract qualified new employees or retain existing employees to operate the joint venture. Additionally, turnover in key management positions in China could impair our ability to execute our growth strategy, which may negatively affect the value of our investment in the joint venture and the growth of our sales in China.

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

•
Although we believe we have achieved a leading market position in China, many of our competitors who are significantly larger than we are and have substantially greater financial, distribution, marketing and other resources, more stable manufacturing resources and greater brand strength are also concentrating on growing their businesses in China. Increased investment by our competitors in this market could decrease our market share and competitive position in China.

Our International Operations Involve Many Risks
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, changes in consumer preferences, foreign currency fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to manufacture products or procure materials, and our cost of doing business. For example, unseasonably warm winter weather and a challenging macroeconomic environment in our EMEA region have hampered our ongoing efforts to elevate the Columbia brand in key European markets, where we have significant infrastructure investments. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.
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
We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for Columbia. If we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings or other internal or external sources, we may experience unfavorable tax and earnings consequences as a result of cash transfers. These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. Furthermore, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes that foreign governments require for international cash transfers may delay or otherwise limit our internal cash transfers from time to time.
We Operate in Very Competitive Markets
The markets for apparel, footwear, accessories and equipment are highly competitive, as are the markets for our licensed products. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories and equipment companies.
Retailers who are our customers often pose our most significant competitive threat by designing and marketing apparel, footwear, equipment and accessories under their own private labels. For example, in the United States, several of our largest customers have developed significant private label brands during the past decade that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advance orders with us in order to manage their own inventory levels downward during periods of unseasonable weather or weak economic cycles.
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

We May be Adversely Affected by the Financial Health of our Customers
Sluggish economies and consumer uncertainty regarding future economic prospects in our key markets have had an adverse effect on the financial health of our customers, some of whom have filed or may file for protection under bankruptcy laws, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers based on an assessment of the customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectable receivables. In addition, we face increased risk of order reduction or cancellation or reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant wholesale customers and distributors have liquidated or reorganized, while others have had financial difficulties in the past and have recently experienced tightened credit markets and sales declines and reduced profitability, which in turn has an adverse effect on our business. We may reduce our level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Historically, we have limited our reliance on debt to finance our working capital, capital expenditures and investing activity requirements. We expect to fund our future capital expenditures with existing cash, expected operating cash flows and credit facilities, but if the need arises to finance additional expenditures, we may need to seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.
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
We Rely on Innovation to Compete in the Market for our Products
To distinguish our products in the marketplace and achieve commercial success, we rely on product innovations, including new or exclusive technologies, inventive and appealing design, or other differentiating features. Research and development plays a key role in technical innovation. We rely upon specialists in the fields of chemistry, biochemistry, engineering, industrial design, electronics and related fields, guided by consumer feedback, to develop and test innovative performance products. Although we are committed to designing innovative and functional products that deliver relevant performance benefits to consumers who participate in a wide range of competitive and recreational outdoor activities, if we fail to introduce technical innovation in our products that address consumers’ performance expectations, demand for our products could decline.
As we strive to achieve product innovations, we face a greater risk of inadvertent infringements of third party rights or compliance issues with regulations applicable to products with technical innovations such as electrical heating components. In addition, technical innovations often involve more complex manufacturing processes, which may lead to higher instances of quality issues, and if we experience problems with the quality of our products, we may incur substantial expense to address the problems and any associated product risks. For example, in recent years we incurred costs in connection with recalls of some of our battery-powered electrically heated apparel. Failure to successfully bring to market innovations in our product lines could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Success Depends on Our Use and Protection of Intellectual Property Rights
Our registered and common law trademarks and our patented or patent-pending designs and technologies have significant value and are important to our ability to differentiate our products from those of our competitors and to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. We regularly discover products that are counterfeit reproductions of our products or that otherwise infringe on our proprietary rights. Counterfeiting activities typically increase as brand recognition increases, especially in markets outside the United States. Increased instances of counterfeit manufacture and sales may adversely affect our sales and our brand and result in a shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. In markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to successfully challenge use of those rights by other parties. We also license our proprietary rights to third parties. Failure to choose appropriate licensees and licensed product categories may dilute or harm our brands. In addition to our own intellectual property rights, many of the intellectual property rights in the technology, fabrics and processes used to manufacture our products are generally owned or controlled by our suppliers and are generally not unique to us. In those cases, we may not be able to adequately protect our products or differentiate their performance characteristics and fabrications from those of our competitors. Actions or decisions in the management of our intellectual property portfolio may affect the strength of our brands, which may in turn have a material adverse effect on our financial condition, results of operations or cash flows.
Although we have not been materially inhibited from selling products in connection with patent, trademark and trade dress disputes, as we focus on innovation in our product lines, extend our brands into new product categories and expand the geographic scope of our marketing, we may become subject to litigation based on allegations of infringement or other improper use of intellectual property rights of third parties, including third party trademark, copyright and patent rights. An increasing number of our products include technologies and/or designs for which we have obtained or applied for patent protection. Failure to successfully obtain and maintain patents on these innovations could negatively affect our ability to market and sell our products. Future litigation also may be necessary to defend against claims of infringement or to enforce and protect our intellectual property rights. As we utilize e-commerce and social media to a greater degree in our sales and marketing efforts, we face an increasing risk of patent infringement claims from non-practicing entities and others covering broad functional aspects of internet operations. Intellectual property litigation may be costly and may divert management’s attention from the operation of our business. Adverse determinations in any litigation may result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. Any of these outcomes may have a material adverse effect on our financial condition, results of operations or cash flows.
Our Success Depends on Our Distribution Facilities

Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and services, such as the transition of the value added services function from independent factories to our distribution centers, and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky; in Canada, we have primarily relied on two distribution facilities in Strathroy, Ontario, one of which was transitioned to a facility in London, Ontario in late 2012 and the other of which is expected to be transitioned to this same London, Ontario facility in 2013; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, we rely primarily on a third-party logistics distribution provider in Tokyo; and in Korea, we rely primarily on leased distribution facilities near Seoul that we manage and operate.
Our distribution facilities in the United States and France are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. We plan to upgrade our warehouse management system and add automation at our distribution facility in Canada in 2013. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations. For example, in addition to supporting our traditional wholesale business, our existing distribution facilities have been modified to enable them to also support our e-commerce business in the United States. Failure to successfully maintain and update these modifications could disrupt our wholesale and e-commerce shipments and may have a material adverse effect on our financial condition, results of operations or cash flows.
The fixed costs associated with owning, operating and maintaining these large, highly automated distribution centers during a period of economic weakness or declining sales can result in lower operating efficiencies and financial deleverage. This has occurred in recent years in Europe, where our distribution center is underutilized. This fixed cost structure globally may make it difficult for us to achieve or maintain profitability if sales volumes decline for an extended period of time and could have a material adverse effect on our financial condition, results of operations or cash flows.
Our distribution facilities may also be interrupted by disasters, such as earthquakes, tornadoes or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that may be caused by significant disruptions in our distribution facilities.
We May be Adversely Affected by Currency Exchange Rate Fluctuations
Although the majority of our product purchases are denominated in U.S. dollars, the cost of these products may be affected by relative changes in the value of the local currencies of our subsidiaries and our manufacturers. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Because the functional currency of many of our subsidiaries is not the U.S. dollar, we are exposed to the potential of material gains or losses from the remeasurement of U.S. dollar monetary transactions into the respective functional currencies. Currency exchange rate fluctuations may also disrupt the business of the independent factories that produce our products by making their purchases of raw materials more expensive and more difficult to finance. As a result, currency fluctuations may have a material adverse effect on our financial condition, results of operations or cash flows.
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
We Depend on Key Suppliers
Some of the materials that we use may be available from only one source or a very limited number of sources. For example, some specialty fabrics are manufactured to our specification by one source or a few sources, and a single vendor supplies the majority of the zippers used in our products. From time to time, we have difficulty satisfying our raw material and finished goods requirements. Although we believe that we can identify and qualify additional independent factories to produce these materials as necessary, there are no guarantees that additional independent factories will be available. In addition, depending on the timing, any changes in sources or materials may result in increased costs or production delays, which may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Products Are Subject to Increasing Product Regulations and We Face Risks of Product Liability and Warranty Claims
Our products are subject to increasingly stringent and complex domestic and foreign product labeling and performance and safety standards, laws and other regulations. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery or recall or destruction of inventory shipments during key seasons or in other financial penalties. Significant or continuing noncompliance with these standards and laws could disrupt our business and harm our reputation and, as a result, could have a material adverse effect on our financial condition, results of operations or cash flows.
Our products are used in outdoor activities, sometimes in severe conditions. Product recalls or product liability claims resulting from the failure, or alleged failure, of our products could have a material adverse effect on our financial condition, results of operations or cash flows. Most of our products carry limited warranties for defects in quality and workmanship. We maintain a warranty reserve for future warranty claims, but the actual costs of servicing future warranty claims may exceed the reserve, which may also have a material adverse effect on our financial condition, results of operations or cash flows.
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
Following is a summary of principal properties owned or leased by us:

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
Strathroy, Ontario (1 location)—leased (1)
London, Ontario (1 location)—owned (2)
—————
(1) Lease expires in June 2014.
(2) Acquired December 2011 for future Canadian headquarters and distribution.
(3) Lease expires in June 2020.

In addition, as of December 31, 2012, we leased approximately 150 locations globally for the operation of our branded and outlet retail stores. We also have several leases globally for office space, warehouse facilities, storage space, vehicles and equipment, among other things. See Note 13 of Notes to Consolidated Financial Statements for further lease-related disclosures.
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

Name	Age	Position
Gertrude Boyle	88	Chairman of the Board (1)
Timothy P. Boyle	63	President, Chief Executive Officer, Director (1)
Michael W. Blackford	44	Vice President of Global Innovation
Kerry W. Barnes	61	Vice President of Retail
Patricia E. Higgins	45	Vice President of E-Commerce
Peter J. Bragdon	50	Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary (1)
Thomas B. Cusick	45	Senior Vice President of Finance and Chief Financial Officer (1)
Daniel A. Dougherty	60	Vice President of Global Distribution
Mitchell C. Fields	65	Vice President of Global Apparel Sales
Topher A. Gaylord	43	President of Mountain Hardwear, Inc.
James T. Gorman	65	Vice President of Global Footwear Manufacturing
Daniel G. Hanson	54	Vice President of Global Marketing
Lisa A. Kulok	47	Vice President of Global Marketplace Planning and Customer Operations
Adrienne L. Moser	51	Vice President of Global Apparel Merchandising and Design
Mark J. Nenow	55	Vice President of Global Footwear Merchandising and Design
Fredrick R. Pond	55	Vice President, Chief Information Officer
Susan G. Popp	57	Vice President of Global Human Resources
Bryan L. Timm	49	Executive Vice President and Chief Operating Officer (1)
William Tung	48	Vice President of Latin America/Asia Pacific, Direct and Distributor Sales
Patrick J. Werner	57	Vice President of Global Apparel Manufacturing
—————

(1)	These individuals are considered Executive Officers of Columbia.

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
Patricia E. Higgins joined Columbia in September 2012 as Vice President of E-Commerce. Prior to joining Columbia, Ms. Higgins served as Senior Vice President, E-Commerce at TOMS Shoes, Inc. and in various leadership roles in E-Commerce, retail and customer service operations at Guess?, Inc., Hot Topic, Inc., Cooking.com and Williams-Sonoma, Inc.
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
Thomas B. Cusick joined Columbia in September 2002 as Corporate Controller, was named Vice President and Corporate Controller in March 2006, was named Vice President and Chief Accounting Officer in May 2008, was named Vice President, Chief Financial Officer and Treasurer in January 2009, and was named Senior Vice President of Finance,

Chief Financial Officer and Treasurer in January 2010.  Mr. Cusick delegated the Treasurer duties in 2011. From 1995 to 2002, Mr. Cusick worked for Cadence Design Systems (and OrCAD, a company acquired by Cadence in 1999), which operates in the electronic design automation industry, in various financial management positions.  From 1990 to 1995, Mr. Cusick was an accountant with KPMG LLP.
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
Topher A. Gaylord joined Columbia in March 2010 as President of its wholly owned subsidiary Mountain Hardwear, Inc. Prior to joining Columbia, Mr. Gaylord had been at The North Face since 1993, where he served as managing director of the company's EMEA region from 2000 to 2005. He served as president of VF Corporation's Outdoor & Action Sports International brands, including The North Face, Vans, Reef and Jansport, from 2006 through September 2008, and became president of 7 For All Mankind within VF's Contemporary Brands coalition in October 2008.
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
Bryan L. Timm joined Columbia in June 1997 as Corporate Controller and was named Chief Financial Officer in July 2002. In 2003 Mr. Timm was named Vice President, Chief Financial Officer and Treasurer and in October 2008 he was named Executive Vice President and Chief Operating Officer and continued to serve in the role of Chief Financial Officer until January 2009. From 1991 to 1997, Mr. Timm held various financial management positions for Oregon Steel Mills,

Inc. From 1986 to 1991, Mr. Timm was an accountant with KPMG LLP. Mr. Timm is a member of the Board of Directors of Umpqua Holdings Corporation and Doernbacher Children's Hospital Foundation.
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
Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol “COLM.” At February 15, 2013, we had approximately 375 shareholders of record.
Following are the quarterly high and low sale prices for our Common Stock for the years ended December 31, 2012 and 2011:

	HIGH	LOW	DIVIDENDS DECLARED
2012
First Quarter	$51.42	$43.26	$0.22
Second Quarter	$53.86	$45.37	$0.22
Third Quarter	$55.80	$49.40	$0.22
Fourth Quarter	$58.47	$51.36	$0.22
2011
First Quarter	$65.14	$56.11	$0.20
Second Quarter	$70.64	$58.14	$0.22
Third Quarter	$66.27	$45.99	$0.22
Fourth Quarter	$58.89	$41.13	$0.22
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
Performance Graph
The line graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 400 Mid-Cap Index and the Russell 3000 Textiles Apparel Manufacturers for the period beginning December 31, 2007 and ending December 31, 2012. The graph assumes that $100 was invested on December 31, 2007, and that any dividends were reinvested.
Historical stock price performance should not be relied on as indicative of future stock price performance.

Columbia Sportswear Company
Stock Price Performance
December 31, 2007—December 31, 2012

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
Columbia Sportswear Company
S&P 400 Mid-Cap Index
Russell 3000 Textiles Apparel Mfrs

Total Return Analysis

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Columbia Sportswear Co.	$100.00	$81.54	$91.79	$147.85	$115.85	$135.14
S&P 400 Mid-Cap Index	$100.00	$63.76	$87.59	$110.92	$108.99	$128.46
Russell 3000 Textiles Apparel Mfrs.	$100.00	$58.84	$83.41	$109.87	$122.99	$137.80
Issuer Purchases of Equity Securities
Since the inception of the Company’s stock repurchase plan in 2004 through December 31, 2012, the Board of Directors has authorized the repurchase of up to $500,000,000 of the Company’s common stock. As of December 31, 2012, the Company had repurchased 9,593,278 shares under this program for an aggregate purchase price of approximately $441,443,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
The Company did not repurchase any equity securities during the three months ended December 31, 2012.

Item 6.    SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2012 have been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and accompanying Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,669,563	$1,693,985	$1,483,524	$1,244,023	$1,317,835
Net income	99,859	103,479	77,037	67,021	95,047
Per Share of Common Stock Data:
Earnings per share:
Basic	$2.95	$3.06	$2.28	$1.98	$2.75
Diluted	2.93	3.03	2.26	1.97	2.74
Cash dividends per share	0.88	0.86	2.24	0.66	0.64
Weighted average shares outstanding:
Basic	33,840	33,808	33,725	33,846	34,610
Diluted	34,132	34,204	34,092	33,981	34,711

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$1,458,842	$1,382,542	$1,294,754	$1,212,883	$1,148,236
Long-term obligations, net of current maturities	—	—	—	—	15

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This annual report, including Item 1 of Part I and Item 7 of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales and operating margins across markets, distribution channels and product categories, access to raw materials and factory capacity, financing and working capital requirements and resources, establishment and operation of our joint venture in China, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
Our Business
As one of the largest outdoor apparel and footwear companies in the world, we design, source, market and distribute active outdoor apparel, footwear, accessories and equipment under the Columbia, Mountain Hardwear, Sorel and Montrail brands. Our products are sold through a mix of wholesale distribution channels, independent distributors, and our own direct-to-consumer channels. In addition, we license our Columbia trademarks across a range of apparel, footwear, accessories and equipment.
The popularity of outdoor activities, changing design trends, consumer adoption of innovative performance technologies and the availability and desirability of competitor alternatives affect consumer desire for our products. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences by adjusting the mix of available product offerings, developing new products with innovative performance features and designs, and creating persuasive and memorable marketing communications to generate consumer awareness, demand and retention. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the outdoor industry and is heavily dependent upon weather and discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the fall season, while our operating costs are more equally distributed throughout the year. The expansion of our direct-to-consumer operations has increased the proportion of sales and profits that we generate in the fourth calendar quarter. As a result, our sales and profits tend to be highest in the third and fourth calendar quarters. In 2012, approximately 63 percent of our net sales and all of our profitability were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
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
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in economic conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, the relative popularity of competitors' brands, and the continued popularity of outdoor activities as part of an active lifestyle in key markets. Volatile economic environments in key markets, coupled with inflationary or volatile input costs, reduce the predictability of our business.

Business Outlook
The global business climate continues to present us with a great deal of uncertainty, making it more difficult to predict future results. Factors that could significantly affect our full year 2013 outlook include:

•
Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on order cancellations, sales returns, customer accommodations, reorders, direct-to-consumer sales and suppressed demand in subsequent seasons;

•	Changes in mix and volume of full price sales in contrast with closeout product sales and promotional sales activity;

•	Increased costs to support supply chain and information technology infrastructure investments and projects, including our multi-year global enterprise resource planning ("ERP") system implementation;

•
Our ability to implement and maintain effective cost containment measures in order to limit the growth of selling, general and administrative (“SG&A”) expenses to a rate comparable to or lower than sales growth;

•
Continued economic uncertainty, which is creating headwinds in key global markets, particularly Europe as it relates to our EMEA direct business where we have ongoing efforts to elevate the Columbia brand;

•	The rate of new store expansion in our direct-to-consumer operations;

•	Changes in consumer spending activity, including consumer acceptance of increased prices of our products; and

•	Fluctuating currency exchange rates.
Like other branded consumer product companies, our business is heavily dependent upon discretionary consumer spending patterns. Continuing high levels of unemployment and concerns about potential consumer price increases in our key markets continue to pose significant challenges and risks.
Our preliminary 2013 outlook assumes net sales comparable to 2012 net sales, including a decrease in sales in our North American wholesale channels resulting from cautious wholesale customer purchases following back-to-back mild winter weather in 2012 and 2011, largely offsetting anticipated expansion in our global direct-to-consumer channels and increased sales in the LAAP region. The combination of these assumptions leads us to anticipate 2013 operating margin ranging from 8.0 percent, comparable to the operating margin realized in 2012, to approximately 7.5 percent. We are continuing our cost containment measures with the goal of limiting SG&A expense as a percentage of net sales.
Our previously announced joint venture in mainland China with Swire is expected to commence operations effective January 1, 2014, subject to regulatory approval in the People's Republic of China and other conditions customary in transactions of this size and type. During 2013, we will begin accounting for the transition to the joint venture from our current third-party distributor relationship with Swire. We expect to fund our approximately $50 million share of joint venture capitalization in 2013 and the early part of 2014. Our shipments of spring 2014 inventory for the China market, anticipated to begin in the fourth quarter of 2013, will be sold directly to the joint venture entity. The related sales, gross margin, and licensing income, which we would have recognized in the fourth quarter of 2013 under the distributor model, will be deferred and recognized in future periods as the joint venture sells that inventory to wholesale customers and consumers. Similarly, on or about December 31, 2013, Swire's inventory of fall 2013 and prior seasons will be transferred to the joint venture. We will defer 2013 profits related to the inventory transferred to the joint venture and recognize those profits as the inventory is sold by the joint venture in future periods. The actual amount of these profit eliminations and deferrals into future periods will be dependent upon the volume of spring 2014 shipments that occur in the fourth quarter of 2013 and the remaining balance of prior season inventory transferred to the joint venture. These adjustments are not currently included in our preliminary 2013 outlook. As these amounts become more predictable, we will refine our 2013 outlook as part of our regular quarterly disclosures.
These factors and others may have a material effect on our financial condition, results of operations, or cash flows, particularly with respect to quarterly comparisons.
We remain firmly committed to:

•	Creating innovative solutions that keep people warm or cool, dry and protected so they can enjoy the outdoors longer;

•	Focusing on product design and utilizing our innovations to differentiate our brands from competitors;

•	Seeking to sell our products through brand enhancing distribution partners around the world;

•	Increasing the impact of consumer communications to drive demand for our brands and sell-through of our products;

•	Making sure our products are merchandised and displayed appropriately in retail environments; and

•	Continuing to build a brand-enhancing direct-to-consumer business.
Results of Operations
The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and accompanying Notes that appear elsewhere in this annual report. All references to years relate to the calendar year ended December 31.
Highlights of the Year Ended December 31, 2012

•
Net sales decreased $24.4 million, or 1%, to $1,669.6 million in 2012 from $1,694.0 million in 2011. Changes in foreign currency exchange rates compared with 2011 negatively affected the consolidated net sales comparison by approximately one percentage point.

•	Net income decreased 3% to $99.9 million in 2012 from $103.5 million in 2011, and diluted earnings per share decreased to $2.93 in 2012 compared to $3.03 in 2011.

•	We paid cash dividends totaling $29.8 million, or $0.88 per share, in 2012.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.1	56.6	57.6
Gross profit	42.9	43.4	42.4
Selling, general and administrative expense	35.7	36.3	36.0
Net licensing income	0.8	1.0	0.6
Income from operations	8.0	8.1	7.0
Interest income, net	—	—	0.1
Income before income tax	8.0	8.1	7.1
Income tax expense	(2.0)	(2.0)	(1.9)
Net income	6.0%	6.1%	5.2%
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net Sales:    Consolidated net sales decreased $24.4 million, or 1%, to $1,669.6 million in 2012 from $1,694.0 million in 2011. Changes in foreign currency exchange rates compared with 2011 negatively affected the net sales comparison by approximately one percentage point.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Year Ended December 31,
	2012	2011	% Change
	(In millions, except for percentage changes)
United States	$946.7	$948.0	—%
LAAP	377.6	341.0	11%
EMEA	230.6	275.4	(16)%
Canada	114.7	129.6	(11)%
	$1,669.6	$1,694.0	(1)%
Net sales in the United States decreased $1.3 million, or less than 1%, to $946.7 million in 2012 from $948.0 million in 2011. The decrease in net sales in the United States consisted of a net sales decrease in our wholesale business across all brands and both product categories, partially offset by a net sales increase in our direct-to-consumer channel across all brands and both product categories. The decrease in net sales in our wholesale business was driven by unseasonably warm winter weather and general consumer caution, resulting in higher cancellations of advance orders and fewer reorders from wholesale customers. The increase in direct-to-consumer net sales was due to a greater number of retail stores operating during 2012 than 2011 and, to a lesser degree, increased sales from existing stores. At December 31, 2012, we operated 63 retail stores, compared with 51 at December 31, 2011.
Net sales in the LAAP region increased $36.6 million, or 11%, to $377.6 million in 2012 from $341.0 million in 2011. Changes in foreign currency exchange rates affected the LAAP net sales comparison by less than one percent. The net sales increase in the LAAP region was led by a net sales increase in apparel, accessories and equipment, followed by a net sales increase in footwear. The LAAP net sales increase was concentrated in the Columbia brand, followed by the Mountain Hardwear brand and the Sorel brand. The LAAP net sales increase was led by Japan, followed by Korea and our LAAP distributor business. The increase in Japan net sales was led by an increase in wholesale net sales, followed by an increase in direct-to-consumer net sales. The increase in Korea net sales was primarily due to a greater number of retail stores operating during 2012 than in 2011, partially offset by the negative effect of foreign currency exchange rates. Net sales to our LAAP distributors increased due to higher demand in key distributor markets, partially offset by a smaller percentage of spring 2013 advance orders shipping in the fourth quarter of 2012 compared to shipments of spring 2012 advance orders in the fourth quarter of 2011.
Net sales in the EMEA region decreased $44.8 million, or 16%, to $230.6 million in 2012 from $275.4 million in 2011. Changes in foreign currency exchange rates negatively affected the EMEA net sales comparison by approximately four percentage points. The decrease in net sales in the EMEA region was led by footwear, followed by apparel, accessories and equipment. The net sales decrease consisted of a net sales decrease in our EMEA direct business reflecting a decline in advance orders due to the effects of the unseasonably warm 2011/2012 winter and a challenging macroeconomic environment, which have hampered our ongoing efforts to revitalize the Columbia brand in key European markets. This decrease was partially offset by a net sales increase in our EMEA distributor business, partially due to higher demand in Russia.
Net sales in Canada decreased $14.9 million, or 11%, to $114.7 million in 2012 from $129.6 million in 2011. Changes in foreign currency exchange rates compared to 2011 affected the Canada net sales comparison by less than one percent. The decrease in net sales was led by apparel, accessories and equipment, followed by footwear, and was led by the Columbia brand, followed by the Sorel and Mountain Hardwear brands. The Canada net sales decrease was primarily a result of a decline in fall 2012 advance orders for Columbia brand products due to the unseasonably warm 2011/2012 winter and retailer consolidation in the region.

Sales by Product Category
Net sales by product category are summarized in the following table:

	Year Ended December 31,
	2012	2011	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$1,347.0	$1,334.9	1%
Footwear	322.6	359.1	(10)%
	$1,669.6	$1,694.0	(1)%
Net sales of apparel, accessories and equipment increased $12.1 million, or 1%, to $1,347.0 million in 2012 from $1,334.9 million in 2011. The increase in apparel, accessories and equipment net sales consisted of a net sales increase in the Columbia brand and was led by the LAAP region, followed by the United States, partially offset by net sales decreases in the EMEA region and Canada. The apparel, accessories and equipment net sales increase in the LAAP region was led by Japan, followed by Korea and our LAAP distributor business. The net sales increase in apparel, accessories and equipment in the United States consisted of a net sales increase in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business.
Net sales of footwear decreased $36.5 million, or 10%, to $322.6 million in 2012 from $359.1 million in 2011. The decrease in footwear net sales was led by the Sorel brand, followed by the Columbia brand. The footwear net sales decrease was led by the EMEA region, followed by the United States and Canada, partially offset by a net sales increase in the LAAP region. The footwear net sales decrease in the EMEA region was primarily concentrated in our EMEA direct business, and was led by the Sorel brand, followed by the Columbia brand. The net sales decrease in footwear in the United States consisted of a net sales decrease in our wholesale business, partially offset by a net sales increase in our direct-to-consumer business. The LAAP footwear net sales increase was led by our LAAP distributor business, followed by Japan and Korea, and was primarily concentrated in the Columbia brand, followed by the Sorel brand.
Sales by Brand
Net sales by brand are summarized in the following table:

	Year Ended December 31,
	2012	2011	% Change
	(In millions, except for percentage changes)
Columbia	$1,391.1	$1,391.5	—%
Mountain Hardwear	141.5	142.3	(1)%
Sorel	127.0	150.3	(16)%
Other	10.0	9.9	1%
	$1,669.6	$1,694.0	(1)%
The net sales decrease in 2012 compared to 2011 primarily consisted of a net sales decrease in the Sorel brand which was unfavorably affected by mild winter weather in both 2011 and 2012 resulting in lower advance orders as well as higher order cancellations and fewer reorders of cold weather footwear from wholesale customers. The Sorel brand net sales decrease was concentrated in the EMEA region, followed by the United States and Canada, partially offset by a net sales increase in the LAAP region.
Gross Profit:    Gross profit as a percentage of net sales decreased to 42.9% in 2012 from 43.4% in 2011. Gross margin contraction was primarily due to:

•	Lower gross margins on increased promotional selling activities; and

•	Higher product input costs;
partially offset by:

•	Increased wholesale pricing;

•	Lower airfreight costs; and

•	Favorable foreign currency hedge rates.
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
SG&A expense decreased $18.1 million, or 3%, to $596.6 million, or 35.7% of net sales, in 2012, from $614.7 million, or 36.3% of net sales, in 2011. The SG&A expense decrease was primarily due to:

•	The favorable effect of foreign currency translation;

•	Reduced advertising spend; and

•	Lower variable selling costs;
partially offset by:

•	The expansion of direct-to-consumer operations globally; and

•	Higher expenses related to information technology initiatives, including our ongoing ERP implementation.
Depreciation and amortization included in SG&A expense totaled $39.9 million in 2012, compared to $42.9 million in 2011.
Net Licensing Income:    Net licensing income decreased $2.0 million, or 13%, to $13.8 million in 2012 from $15.8 million in 2011. The decrease in net licensing income was primarily due to decreased licensing income from accessories in the United States and decreased licensing income in the LAAP region, resulting from a timing shift in distributor shipments from the fourth quarter of 2012 into the first quarter of 2013.
Interest Income, Net:    Net interest income was $0.4 million in 2012, compared to $1.3 million in 2011. The decrease in interest income was primarily driven by lower average interest rates and lower average cash and investment balances during 2012 compared to 2011. Interest expense was nominal in both 2012 and 2011.
Income Tax Expense:    Income tax expense decreased to $34.0 million in 2012 from $34.2 million in 2011. Our effective income tax rate increased to 25.4% from 24.8% in 2011, primarily due to changes in the geographic mix of income, partially offset by increased tax benefits from research and development credits and the resolution of uncertain tax positions.
Net Income: Net income decreased $3.6 million, or 3%, to $99.9 million in 2012 from $103.5 million in 2011. Diluted earnings per share was $2.93 in 2012 compared to $3.03 in 2011.
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
Net sales of apparel, accessories and equipment increased $121.6 million, or 10%, to $1,334.9 million in 2011 from $1,213.3 million in 2010. The increase in apparel, accessories and equipment net sales was primarily concentrated in the

Columbia brand and was led by the LAAP region, followed by the United States, the EMEA region and Canada. The apparel, accessories and equipment net sales increase in the LAAP region was led by Korea, followed by our LAAP distributor business and Japan. The net sales increase in apparel, accessories and equipment in the United States was led by our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business.
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
Selling, General and Administrative Expense:   SG&A expense increased $80.6 million, or 15%, to $614.7 million, or 36.3% of net sales, in 2011, from $534.1 million, or 36.0% of net sales, in 2010. The SG&A expense increase was primarily due to:

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
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our global operations and general corporate needs. At December 31, 2012, we had total cash and cash equivalents of $290.8 million compared to $241.0 million at December 31, 2011. In addition, we had short-term investments of $44.7 million at December 31, 2012 compared to $2.9 million at December 31, 2011. At December 31, 2012, approximately 30% of our cash and short-term investments were held by our foreign subsidiaries where a repatriation of those funds to the United States would likely result in a significant tax expense to the Company.  However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, it is our intent to indefinitely reinvest these funds outside the United States.  In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
2012 compared to 2011
Net cash provided by operating activities was $148.7 million in 2012 compared to $63.8 million in 2011. The increase in cash provided by operating activities was primarily due to decreases in accounts receivable and inventory for the year ended December 31, 2012, compared to increases in the prior year; partially offset by a decrease in accounts payable and accrued liabilities for the year ended December 31, 2012 compared to an increase in 2011.
Net cash used in investing activities was $85.0 million in 2012 compared to $12.5 million in 2011. For 2012, net cash used in investing activities primarily consisted of $50.5 million for capital expenditures and $41.7 million for net purchases of short-term investments. For 2011, net cash used in investing activities primarily consisted of $78.4 million for capital expenditures, including the acquisition of a new distribution center and headquarters facility in Canada, partially offset by $65.7 million for net sales of short-term investments.
Net cash used in financing activities was $15.7 million in 2012 compared to $39.2 million in 2011. For 2012, net cash used in financing activities primarily consisted of dividend payments of $29.8 million, partially offset by net proceeds of $13.1 million from the issuance of common stock. For 2011, net cash used in financing activities primarily consisted of dividend payments of $29.1 million and the repurchase of common stock at an aggregate price of $20.0 million, partially offset by net proceeds of $8.0 million from the issuance of common stock.
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
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At December 31, 2012, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have local currency operating lines of credit in place guaranteed by the parent company with a combined limit of approximately $105.9 million at December 31, 2012, of which $3.7 million is designated as a European customs guarantee. At December 31, 2012, $156,000 was outstanding under these lines of credit.
We expect to fund our future working capital requirements, capital expenditures and our China joint venture obligations with existing cash, operating cash flows and credit facilities. If the need arises, we may need to seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.
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
Contractual obligations
The following table presents our estimated contractual commitments (in thousands):

	Year ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Inventory purchase obligations (1)	$255,299	$—	$—	$—	$—	$—	$255,299
Operating leases (2)	42,771	37,477	33,842	32,029	31,203	92,739	270,061
—————
(1)    See Inventory Purchase Obligations in Note 13 of Notes to Consolidated Financial Statements.
(2)    See Operating Leases in Note 13 of Notes to Consolidated Financial Statements.
We have recorded long-term liabilities for net unrecognized tax benefits related to income tax uncertainties in our Consolidated Balance Sheet at December 31, 2012 of approximately $11.6 million; however, they have not been included in the table above because we are uncertain about whether or when these amounts may be settled. See Note 10 of Notes to Consolidated Financial Statements.

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
The net fair value of our derivative contracts was favorable by approximately $5.4 million at December 31, 2012. A 10% exchange rate change in the euro, Canadian dollar, yen and won against the U.S. dollar would have resulted in the net fair value declining by approximately $12.9 million at December 31, 2012. A 10% exchange rate change in the yen against the euro would have resulted in the net fair value declining approximately $2.2 million at December 31, 2012. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.
Our negotiated credit facilities generally charge interest based on a benchmark rate such as the London Interbank Offered Rate (“LIBOR”).  Fluctuations in short-term interest rates cause interest payments on drawn amounts to increase or decrease.   At December 31, 2012, our credit facilities had an outstanding balance of $156,000. A 10% interest rate change would be immaterial.
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
Revenue Recognition
We record wholesale, distributor, e-commerce and licensed product revenues when title passes and the risks and rewards of ownership have passed to the customer. Title generally passes upon shipment to or upon receipt by the customer depending on the terms of sale with the customer. Retail store revenues are recorded at the time of sale.

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
Allowance for Uncollectable Accounts Receivable
We make ongoing estimates of the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and we make judgments about the creditworthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, credit insurance coverage, standby letters of credit, current economic trends, and changes in customer payment terms. Continued uncertainty in credit and market conditions may slow our collection efforts if customers experience difficulty accessing credit and paying their obligations, leading to higher than normal accounts receivable and increased bad debt expense. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectable accounts may differ from our estimates and may have a material effect on our consolidated financial position, results of operations or cash flows. If the financial condition of our customers deteriorates and results in their inability to make payments, a larger allowance may be required. If we determine that a smaller or larger allowance is appropriate, we will record a credit or a charge to SG&A expense in the period in which we make such a determination.
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
The Audit Committee is responsible for appointing the independent registered public accounting firm and reviews with the independent registered public accounting firm and management the scope and the results of the annual examination, the effectiveness of the accounting control system and other matters relating to our financial affairs as they deem appropriate.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Columbia Sportswear Company
Portland, Oregon
We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Sportswear Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/    DELOITTE & TOUCHE LLP
Portland, Oregon
February 28, 2013

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$290,781	$241,034
Short-term investments	44,661	2,878
Accounts receivable, net (Note 4)	334,324	351,538
Inventories, net (Note 5)	363,325	365,199
Deferred income taxes (Note 10)	50,929	52,485
Prepaid expenses and other current assets	38,583	36,392
Total current assets	1,122,603	1,049,526
Property, plant, and equipment, net (Note 6)	260,524	250,910
Intangible assets, net (Note 7)	37,618	39,020
Goodwill (Note 7)	14,438	14,438
Other non-current assets	23,659	28,648
Total assets	$1,458,842	$1,382,542
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable (Note 8)	$156	$—
Accounts payable	142,240	148,973
Accrued liabilities (Note 9)	105,190	104,496
Income taxes payable (Note 10)	4,406	12,579
Deferred income taxes (Note 10)	67	954
Total current liabilities	252,059	267,002
Other long-term liabilities (Notes 11, 12)	27,171	23,853
Income taxes payable (Note 10)	11,638	15,389
Deferred income taxes (Note 10)	1,807	1,753
Total liabilities	292,675	307,997
Commitments and contingencies (Note 13)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 34,075 and 33,638 issued and outstanding (Note 14)	24,814	3,037
Retained earnings	1,094,690	1,024,611
Accumulated other comprehensive income (Note 17)	46,663	46,897
Total shareholders’ equity	1,166,167	1,074,545
Total liabilities and shareholders’ equity	$1,458,842	$1,382,542

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net sales	$1,669,563	$1,693,985	$1,483,524
Cost of sales	953,169	958,677	854,120
Gross profit	716,394	735,308	629,404
Selling, general and administrative expenses	596,635	614,658	534,068
Net licensing income	13,769	15,756	7,991
Income from operations	133,528	136,406	103,327
Interest income, net	379	1,274	1,564
Income before income tax	133,907	137,680	104,891
Income tax expense (Note 10)	(34,048)	(34,201)	(27,854)
Net income	$99,859	$103,479	$77,037
Earnings per share (Note 16):
Basic	$2.95	$3.06	$2.28
Diluted	2.93	3.03	2.26
Cash dividends per share:	$0.88	$0.86	$2.24
Weighted average shares outstanding (Note 16):
Basic	33,840	33,808	33,725
Diluted	34,132	34,204	34,092

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$99,859	$103,479	$77,037
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities (net of tax benefit of $4, $23 and $16, respectively)	(7)	(38)	(28)
Unrealized derivative holding gains arising during period (net of tax (expense) benefit of ($917), ($351) and $725, respectively)	753	3,489	1,167
Reclassification to net income of previously deferred (gains) losses on derivative instruments (net of tax expense (benefit) of $746, ($1,507) and ($269), respectively)	(5,498)	5,432	(1,680)
Foreign currency translation adjustments (net of tax (expense) benefit of ($59), ($315) and $670, respectively)	4,518	(8,701)	3,812
Other comprehensive income (loss)	(234)	182	3,271
Comprehensive income	$99,625	$103,661	$80,308

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$99,859	$103,479	$77,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,892	43,560	38,430
Loss on disposal or impairment of property, plant, and equipment	1,582	6,485	3,331
Deferred income taxes	7,140	(3,582)	(22,610)
Stock-based compensation	7,833	7,870	6,730
Excess tax benefit from employee stock plans	(1,016)	(1,828)	(498)
Changes in operating assets and liabilities:
Accounts receivable	18,166	(54,334)	(69,500)
Inventories	2,951	(55,223)	(87,265)
Prepaid expenses and other current assets	(2,025)	(10,186)	3,856
Other assets	(1,259)	(4,520)	(1,566)
Accounts payable	(12,330)	19,081	26,028
Accrued liabilities	(5,199)	17,630	34,224
Income taxes payable	(11,052)	(7,010)	9,018
Other liabilities	3,126	2,374	6,302
Net cash provided by operating activities	148,668	63,796	23,517
Cash flows from investing activities:
Purchases of short-term investments	(83,969)	(46,349)	(81,671)
Sales of short-term investments	42,319	112,070	35,601
Capital expenditures	(50,491)	(78,404)	(28,838)
Proceeds from sale of property, plant, and equipment	7,099	168	42
Acquisitions, net of cash acquired	—	—	(16,315)
Net cash used in investing activities	(85,042)	(12,515)	(91,181)
Cash flows from financing activities:
Proceeds from credit facilities	100,654	119,384	31,680
Repayments on credit facilities	(100,498)	(119,384)	(31,680)
Proceeds from issuance of common stock under employee stock plans	14,600	10,991	7,333
Tax payments related to restricted stock unit issuances	(1,486)	(2,974)	(853)
Excess tax benefit from employee stock plans	1,016	1,828	498
Repurchase of common stock	(206)	(20,000)	(13,838)
Cash dividends paid	(29,780)	(29,075)	(75,439)
Net cash used in financing activities	(15,700)	(39,230)	(82,299)
Net effect of exchange rate changes on cash	1,821	(5,274)	(2,444)
Net increase (decrease) in cash and cash equivalents	49,747	6,777	(152,407)
Cash and cash equivalents, beginning of year	241,034	234,257	386,664
Cash and cash equivalents, end of year	$290,781	$241,034	$234,257
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$43,696	$42,405	$34,924
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	5,313	952	1,001

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2010	33,736	$836	$952,948	$43,444	$997,228
Net income	—	—	77,037	—	77,037
Other comprehensive income	—	—	—	3,271	3,271
Cash dividends ($2.24 per share)	—	—	(75,439)	—	(75,439)
Issuance of common stock under employee stock plans, net	240	6,480	—	—	6,480
Tax adjustment from stock plans	—	505	—	—	505
Stock-based compensation expense	—	6,730	—	—	6,730
Repurchase of common stock	(293)	(9,499)	(4,339)	—	(13,838)
BALANCE, DECEMBER 31, 2010	33,683	5,052	950,207	46,715	1,001,974
Net income	—	—	103,479	—	103,479
Other comprehensive income	—	—	—	182	182
Cash dividends ($0.86 per share)	—	—	(29,075)	—	(29,075)
Issuance of common stock under employee stock plans, net	353	8,017	—	—	8,017
Tax adjustment from stock plans	—	2,098	—	—	2,098
Stock-based compensation expense	—	7,870	—	—	7,870
Repurchase of common stock	(398)	(20,000)	—	—	(20,000)
BALANCE, DECEMBER 31, 2011	33,638	3,037	1,024,611	46,897	1,074,545
Net income	—	—	99,859	—	99,859
Other comprehensive loss	—	—	—	(234)	(234)
Cash dividends ($0.88 per share)	—	—	(29,780)	—	(29,780)
Issuance of common stock under employee stock plans, net	441	13,114	—	—	13,114
Tax adjustment from stock plans	—	1,036	—	—	1,036
Stock-based compensation expense	—	7,833	—	—	7,833
Repurchase of common stock	(4)	(206)	—	—	(206)
BALANCE, DECEMBER 31, 2012	34,075	$24,814	$1,094,690	$46,663	$1,166,167

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
Nature of the business:
Columbia Sportswear Company is a global leader in the design, sourcing, marketing and distribution of active outdoor apparel, footwear, accessories and equipment.
Principles of consolidation:
The consolidated financial statements include the accounts of Columbia Sportswear Company and its wholly owned subsidiaries (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
Estimates and assumptions:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. Some of these more significant estimates relate to revenue recognition, including sales returns and claims from customers, allowance for doubtful accounts, excess, slow-moving and close-out inventories, product warranty, long-lived and intangible assets, income taxes and stock-based compensation.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and cash equivalents:
Cash and cash equivalents are stated at fair value or at cost, which approximates fair value, and include investments with original maturities of 90 days or less at the date of acquisition. At December 31, 2012, cash and cash equivalents consisted of cash, money market funds, time deposits, certificates of deposit, repurchase agreements and municipal bonds with original maturities ranging from overnight to less than 90 days. At December 31, 2011, cash and cash equivalents consisted of cash, money market funds and time deposits with original maturities ranging from overnight to less than 90 days.
Investments:
At December 31, 2012, short-term investments consisted of certificates of deposit and municipal bonds with original maturities greater than 90 days, and variable-rate demand notes that generally mature up to approximately 35 years from the purchase date.  Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. At December 31, 2011, short-term investments consisted of time deposits with original maturities greater than 90 days.  These investments are considered available for use in current operations.  All short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income.  Realized gains or losses are determined based on the specific identification method.
At December 31, 2012 and 2011, long-term investments included in other non-current assets consisted of mutual fund shares held to offset liabilities to participants in the Company’s deferred compensation plan. The investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported in operating expenses, which are offset against gains and losses resulting from changes in corresponding deferred compensation liabilities to participants.
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
Impairment of long-lived assets:
Long-lived assets are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. When reviewing for retail store impairment, identifiable cash flows are measured at the individual store level. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. Impairment charges for long-lived assets are included in selling, general and administrative (“SG&A”) expense and were $1,653,000, $6,211,000 and $3,003,000 for the years ended December 31, 2012, 2011 and 2010, respectively. All charges during the three years ended December 31, 2012 were recorded in the United States and EMEA regions.
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
Impairment of goodwill and intangible assets:
The Company reviews and tests its goodwill and intangible assets with indefinite useful lives for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company’s intangible assets with indefinite lives consist of trademarks and tradenames. Substantially all of the Company’s goodwill is recorded in the United States segment and impairment testing for goodwill is performed at the reporting unit level. In the impairment test for goodwill, the two-step process first compares the estimated fair value of the reporting unit with the carrying amount of that reporting unit. The Company estimates the fair value of its reporting units using a combination of discounted cash flow analysis, comparisons with the market values of similar publicly traded companies and other operating performance based valuation methods, as necessary. If step one indicates impairment, step two compares the estimated fair value of the reporting unit to the estimated fair value of all reporting unit assets and liabilities, except goodwill, to determine the implied fair value of goodwill. The Company calculates impairment as the excess of carrying amount of goodwill over the implied fair value of goodwill. In the impairment test for trademarks, the Company compares the estimated fair value of the asset to the carrying amount. The fair value of trademarks and tradenames is estimated using the relief from royalty approach, a standard form of discounted cash flow analysis used in the valuation of

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trademarks. If the carrying amount of trademarks exceeds the estimated fair value, the Company calculates impairment as the excess of carrying amount over the estimate of fair value.
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
Income taxes:
Income taxes are provided on financial statement earnings for financial reporting purposes. Income taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pre-tax financial statement income and taxable income and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect estimated future tax effects attributable to these temporary differences and to net operating loss and net capital loss carryforwards, based on tax rates expected to be in effect for years in which the differences are expected to be settled or realized. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered likely to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries, where such earnings are considered to be indefinitely invested, or to the extent such recognition would result in a deferred tax asset.
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
Revenue recognition:
The Company records wholesale, distributor, e-commerce and licensed product revenues when title passes and the risks and rewards of ownership have passed to the customer. Title generally passes upon shipment to, or upon receipt by, the customer depending on the terms of sale with the customer. Retail store revenues are recorded at the time of sale.
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
At the time of revenue recognition, the Company also provides for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims as well as events and circumstances that indicate changes to historical rates of returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that have been established, the Company would record a reduction or increase to net revenues in the period in which it made such determination.
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
Shipping and handling costs:
Shipping and handling fees billed to customers are recorded as revenue. The direct costs associated with shipping goods to customers are recorded as cost of sales. Inventory planning, receiving and handling costs are recorded as a component of SG&A expenses and were $59,212,000, $65,290,000 and $57,901,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Stock-based compensation:
Stock-based compensation cost is estimated at the grant date based on the award’s fair value and is recognized as expense over the requisite service period using the straight-line attribution method. The Company estimates stock-based compensation for stock options granted using the Black-Scholes option pricing model, which requires various highly

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subjective assumptions, including volatility and expected option life. Further, the Company estimates forfeitures for stock-based awards granted which are not expected to vest. For restricted stock unit awards subject to performance conditions, the amount of compensation expense recorded in a given period reflects the Company's assessment of the probability of achieving its performance targets. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. Assumptions are evaluated and revised as necessary to reflect changes in market conditions and the Company’s experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards. The fair value of service-based and performance-based restricted stock units is discounted by the present value of the estimated future stream of dividends over the vesting period using the Black-Scholes model.
Advertising costs:
Advertising costs are expensed in the period incurred and are included in SG&A expenses. Total advertising expense, including cooperative advertising costs, was $76,714,000, $85,003,000 and $77,978,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs are included in expenses because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated. Cooperative advertising costs were $7,851,000, $8,554,000 and $7,259,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Recent Accounting Pronouncements:
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU was issued concurrently with International Financial Reporting Standards (“IFRS”) 13 Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. The Company adopted this standard January 1, 2012. The adoption of this standard did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income in financial statements while eliminating the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. Under this ASU, an entity has the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The Company adopted this standard January 1, 2012, and applied it retrospectively by adding a separate financial statement entitled, "Consolidated Statements of Comprehensive Income."
In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Under these requirements, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on the qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company adopted this standard January 1, 2012. The adoption of this standard did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that indefinite-lived intangible assets are impaired before calculating the fair value of the assets. This ASU

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on the Company's financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This ASU is effective for interim and annual periods beginning after December 15, 2012. The Company does not expect the adoption of this standard to have a material effect on the Company's financial position, results of operations or cash flows, but it will require additional disclosure.
NOTE 3—CONCENTRATIONS
Trade Receivables
No single customer accounted for 10% or more of consolidated accounts receivable at December 31, 2012 or 2011. No single customer accounted for 10% or more of consolidated revenues for any of the years ended December 31, 2012, 2011 or 2010.
Derivatives
The Company uses derivative instruments to hedge the currency exchange rate risk of anticipated transactions denominated in non-functional currencies that are designated and qualify as cash flow hedges. The Company also uses derivative instruments to economically hedge the currency exchange rate risk of certain investment positions, to hedge balance sheet re-measurement risk and to hedge other anticipated transactions that do not qualify as cash flow hedges. At December 31, 2012, the Company’s derivative contracts had a remaining maturity of approximately one year or less. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $4,000,000 at December 31, 2012. All of the Company’s derivative counterparties have investment grade credit ratings and as a result, the Company does not require collateral to facilitate transactions. See Note 19 for further disclosures concerning derivatives.
Country and supplier concentrations
The Company’s products are produced by independent factories located outside the United States, principally in Southeast Asia. Apparel is manufactured in approximately 20 countries, with Vietnam and China accounting for approximately 67% of 2012 global apparel production. Footwear is manufactured in three countries, with China and Vietnam accounting for approximately 93% of 2012 global footwear production. The five largest apparel factory groups accounted for approximately 25% of 2012 global apparel production, with the largest factory group accounting for 9% of 2012 global apparel production. The five largest footwear factory groups accounted for approximately 79% of 2012 global footwear production, with the largest factory group accounting for 34% of 2012 global footwear production. In addition, a single vendor supplies the majority of the zippers used in the Company’s products. These companies, however, have multiple factory locations, many of which are in different countries, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on the Company.
NOTE 4—ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, is as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2012	2011
Trade accounts receivable	$341,701	$359,083
Allowance for doubtful accounts	(7,377)	(7,545)
Accounts receivable, net	$334,324	$351,538
NOTE 5—INVENTORIES, NET
Inventories, net, consisted of the following (in thousands):

	December 31,
	2012	2011
Raw materials	$1,633	$2,044
Work in process	1,969	1,240
Finished goods	359,723	361,915
	$363,325	$365,199
NOTE 6—PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Land and improvements	$20,036	$20,690
Building and improvements	166,365	155,672
Machinery and equipment	206,805	198,387
Furniture and fixtures	54,914	50,108
Leasehold improvements	72,426	65,476
Construction in progress	43,021	36,463
	563,567	526,796
Less accumulated depreciation	(303,043)	(275,886)
	$260,524	$250,910
NOTE 7—INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets that are determined to have finite lives include patents and purchased technology and are amortized over their estimated useful lives, which is approximately 10 years. Intangible assets with indefinite useful lives include trademarks and tradenames and are not amortized but are periodically evaluated for impairment.
Identifiable intangible assets consisted of the following (in thousands):

	December 31,
	2012	2011
Intangible assets subject to amortization:
Gross carrying amount	$14,198	$14,198
Accumulated amortization	(4,001)	(2,599)
Net carrying amount	10,197	11,599
Intangible assets not subject to amortization	27,421	27,421
Intangible assets, net	$37,618	$39,020

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for the years ended December 31, 2012, 2011, and 2010 was $1,402,000, $1,403,000 and $553,000, respectively. Annual amortization expense for intangible assets subject to amortization is estimated to be $1,330,000 in 2013 through 2017.
At December 31, 2012, 2011 and 2010, the Company determined that its goodwill and intangible assets were not impaired.
NOTE 8—SHORT-TERM BORROWINGS AND CREDIT LINES
The Company has a domestic credit agreement for an unsecured, committed $125,000,000 revolving line of credit. The maturity date of this agreement is July 1, 2016. Interest, payable monthly, is based on the Company’s applicable funded debt ratio, ranging from LIBOR plus 100 to 175 basis points. This line of credit requires the Company to comply with certain financial covenants covering net income, tangible net worth and borrowing basis. If the Company is in default, it is prohibited from paying dividends or repurchasing common stock. At December 31, 2012, the Company was in compliance with all associated covenants. At December 31, 2012 and 2011, no balance was outstanding under this line of credit.
The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing up to a maximum of C$30,000,000 (US$30,239,000) at December 31, 2012. The revolving line accrues interest at the bank’s Canadian prime rate. At December 31, 2012, $156,000 was outstanding under this line of credit. At December 31, 2011, there was no balance outstanding under this line.
The Company’s European subsidiary has available two separate unsecured and uncommitted lines of credit guaranteed by the parent company providing for borrowing up to a maximum of €25,800,000 and €5,000,000, respectively (combined US$40,633,000) at December 31, 2012, of which US$3,694,000 of the €5,000,000 line is designated as a European customs guarantee. These lines accrue interest based on the European Central Bank refinancing rate plus 50 basis points and Euro Overnight Index Average plus 75 basis points, respectively. There was no balance outstanding under either line at December 31, 2012 or 2011.
The Company’s Japanese subsidiary has an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing up to a maximum of US$5,000,000 at December 31, 2012. The revolving line accrues interest at LIBOR plus 110 basis points. There was no balance outstanding under this line at December 31, 2012 or 2011.
On September 27, 2012, the Company’s Korean subsidiary increased the maximum borrowing permitted under its unsecured and uncommitted line of credit agreement to US$30,000,000. The revolving line accrues interest at the Korean three-month CD rate plus 220 basis points. There was no balance outstanding under this line at December 31, 2012 or 2011.
Off-Balance Sheet Arrangements
The Company has arrangements in place to facilitate the import and purchase of inventory through import letters of credit. The Company has available unsecured and uncommitted import letters of credit in the aggregate amount of $5,000,000 subject to annual renewal. At December 31, 2012, no balance was outstanding under these letters of credit.
NOTE 9—ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Accrued salaries, bonus, vacation and other benefits	$55,728	$55,958
Accrued import duties	15,023	11,258
Product warranties	10,209	10,452
Other	24,230	26,828
	$105,190	$104,496

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of product warranties is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of period	$10,452	$10,256	$12,112
Provision for warranty claims	4,905	4,758	1,371
Warranty claims	(5,272)	(4,468)	(3,104)
Other	124	(94)	(123)
Balance at end of period	$10,209	$10,452	$10,256
NOTE 10—INCOME TAXES
Consolidated income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S. operations	$73,625	$68,412	$59,881
Foreign operations	60,282	69,268	45,010
Income before income tax	$133,907	$137,680	$104,891
The components of the provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$14,365	$16,384	$24,419
State and local	876	1,995	4,060
Non-U.S.	12,448	19,508	23,253
	27,689	37,887	51,732
Deferred:
Federal	5,806	407	(18,405)
State and local	690	229	(1,223)
Non-U.S.	(137)	(4,322)	(4,250)
	6,359	(3,686)	(23,878)
Income tax expense	$34,048	$34,201	$27,854
The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,
	2012	2011	2010
	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.7	1.5	2.7
Non-U.S. income taxed at different rates	(5.4)	(6.5)	(2.3)
Foreign tax credits	—	(1.8)	(3.5)
Reduction of unrecognized tax benefits	(4.3)	(3.5)	(4.0)
Research credits	(1.7)	(0.6)	(0.6)
Other	0.1	0.7	(0.7)
Actual provision for income taxes	25.4%	24.8%	26.6%

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred taxes consisted of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Non-deductible accruals and allowances	$31,139	$30,307
Capitalized inventory costs	25,294	25,814
Stock compensation	6,633	6,283
Net operating loss carryforwards	6,198	6,364
Depreciation and amortization	1,568	1,693
Tax credits	10,398	12,702
Other	755	1,121
Gross deferred tax assets	81,985	84,284
Valuation allowance	(6,935)	(6,690)
Net deferred tax assets	75,050	77,594
Deferred tax liabilities:
Deductible accruals and allowance	—	(801)
Depreciation and amortization	(16,802)	(12,320)
Foreign currency loss	(2,313)	(2,494)
Other	(587)	(596)
Gross deferred tax liabilities	(19,702)	(16,211)
Total net deferred taxes	$55,348	$61,383
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company had net operating loss carryforwards at December 31, 2012 and 2011 in certain international tax jurisdictions of $56,749,000 and $58,272,000, respectively, which will begin to expire in 2015. The net operating losses result in a deferred tax asset of $6,198,000 and $6,364,000 at December 31, 2012 and 2011, respectively, both of which were subject to a 100% valuation allowance. To the extent that the Company reverses a portion of the valuation allowance, the adjustment would be recorded as a reduction to income tax expense.
Non-current deferred tax assets of $6,293,000 and $11,605,000 are included as a component of other non-current assets in the consolidated balance sheet at December 31, 2012 and 2011, respectively.
The Company had undistributed earnings of foreign subsidiaries of approximately $284,611,000 at December 31, 2012 for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the United States. If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation. The amount of the unrecognized deferred tax liability associated with the undistributed earnings was approximately $70,218,000 at December 31, 2012. The unrecognized deferred tax liability approximates the excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2012	2011	2010
Balance at beginning of period	$14,316	$18,694	$20,183
Increases related to prior year tax positions	3,208	43	893
Decreases related to prior year tax positions	(19)	(141)	(27)
Increases related to current year tax positions	2,049	1,388	1,278
Settlements	(1,817)	(649)	—
Expiration of statute of limitations	(5,306)	(5,019)	(3,633)
Balance at end of period	$12,431	$14,316	$18,694
Unrecognized tax benefits of $10,328,000 and $12,735,000 would affect the effective tax rate if recognized at December 31, 2012 and 2011, respectively.
The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, Hong Kong, Italy, Japan, South Korea, Switzerland, the United Kingdom and the United States. The Company has effectively settled U.S. tax examinations of all years through 2008, with the exception of a 2008 income tax refund claim filed in 2012. The Company received a notification from the Internal Revenue Service ("IRS") dated February 15, 2013 indicating that its 2011 United States federal income tax return and its 2008-2010 amended federal income tax returns filed during 2012 have been selected for audit. Internationally, the Company has effectively settled Canadian and Korean tax examinations of all years through 2008, Swiss and French tax examinations of all years through 2009 and Japanese tax examinations of all years through 2010.  The Company is not currently under examination in any major jurisdictions. The Company does not anticipate that adjustments relative to ongoing tax audits will result in a material change to its consolidated financial position, results of operations or cash flows.
Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months following December 31, 2012 by a range of zero to $10,136,000. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.
The Company recognizes interest expense and penalties related to income tax matters in income tax expense. The Company recognized a net reversal of accrued interest and penalties of $357,000 in 2012, a net reversal of accrued interest and penalties of $501,000 in 2011 and net accrued interest and penalties of $780,000 in 2010, all related to uncertain tax positions. The Company had $3,077,000 and $3,434,000 of accrued interest and penalties related to uncertain tax positions at December 31, 2012 and 2011, respectively.
NOTE 11—OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Straight-line and deferred rent liabilities	$20,395	$18,028
Asset retirement obligations	1,849	1,565
Deferred compensation plan liability (Note 12)	4,080	2,521
Other	847	1,739
	$27,171	$23,853
NOTE 12—RETIREMENT SAVINGS PLANS

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Profit-Sharing Plan
The Company has a 401(k) profit-sharing plan, which covers substantially all U.S. employees. Participation begins the first day of the quarter following completion of 30 days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All Company contributions to the plan as determined by the Board of Directors totaled $4,966,000, $5,223,000 and $4,443,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
Deferred Compensation Plan
The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Company contributions to the plan totaled $259,000, $245,000 and $155,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds. Changes in the market value of the participants’ investment selections are recorded as an adjustment to deferred compensation liabilities, with an offset to compensation expense. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment. At December 31, 2012 and 2011, the liability to participants under this plan was $4,080,000 and $2,521,000, respectively, and was recorded in other long-term liabilities. The current portion of the participant liability at December 31, 2012 and 2011 was not material.
The Company has purchased specific mutual funds in the same amounts as the participant-directed investment selections underlying the deferred compensation liabilities. These investment securities and earnings thereon, held in an irrevocable trust, are intended to provide a source of funds to meet the deferred compensation obligations, subject to claims of creditors in the event of the Company’s insolvency. The mutual funds are recorded at fair value in other non-current assets. At December 31, 2012 and 2011, the fair value of the mutual fund investments was $4,080,000 and $2,521,000, respectively. Realized and unrealized gains and losses on the mutual fund investments are offset against gains and losses resulting from changes in corresponding deferred compensation liabilities to participants.
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
Rent expense, including percentage rent but excluding operating costs for which the Company is obligated, consisted of the following (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2012	2011	2010
Rent expense included in SG&A	$51,853	$46,869	$39,898
Rent expense included in cost of sales	1,528	1,429	1,351
	$53,381	$48,298	$41,249
Approximate future minimum payments, including rent escalation clauses and stores that are not yet open, on all lease obligations at December 31, 2012, are as follows (in thousands). Operating lease obligations listed below do not include percentage rent, real estate taxes, insurance, CAM, and other costs for which the Company is obligated. These operating lease commitments are not reflected on the Consolidated Balance Sheets.

2013	$42,771
2014	37,477
2015	33,842
2016	32,029
2017	31,203
Thereafter	92,739
$270,061
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders for sourced apparel, footwear, accessories and equipment, and raw material commitments not included in open production purchase orders. At December 31, 2012 inventory purchase obligations were $255,299,000. To support certain inventory purchase obligations, the Company maintains unsecured and uncommitted lines of credit available for issuing import letters of credit. At December 31, 2012 the Company had no balance outstanding under these letters of credit.
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
NOTE 14—SHAREHOLDERS’ EQUITY
Since the inception of the Company’s stock repurchase plan in 2004 through December 31, 2012, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of December 31, 2012, the Company had repurchased 9,593,278 shares under this program at an aggregate purchase price of approximately

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$441,443,000. During the year ended December 31, 2012, the Company repurchased an aggregate of $206,000 of common stock under the stock repurchase plan. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
NOTE 15—STOCK-BASED COMPENSATION
The Company’s stock incentive plan (the “Plan”) provides for issuance of up to 10,400,000 shares of the Company’s Common Stock, of which 2,573,748 shares were available for future grants under the Plan at December 31, 2012. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The Company uses original issuance shares to satisfy share-based payments.
Stock-based compensation expense consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of sales	$287	$282	$286
Selling, general and administrative expense	7,546	7,588	6,444
Pre-tax stock-based compensation expense	7,833	7,870	6,730
Income tax benefits	(2,724)	(2,729)	(2,162)
Total stock-based compensation expense, net of tax	$5,109	$5,141	$4,568
No stock-based compensation costs were capitalized for the years ended December 31, 2012, 2011 or 2010.
The Company realized a tax benefit for the deduction from stock-based award transactions of $3,410,000, $4,702,000, and $1,909,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
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
The Company estimates the fair value of stock options using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The option's expected term is derived from historical option exercise behavior and the option's terms and conditions, which the Company believes provides a reasonable basis for estimating an expected term. The expected volatility is estimated based on observations of the Company's historical volatility over the most recent term commensurate with the expected term. The risk-free interest rate is based on the U.S. Treasury yield approximating the expected term. The dividend yield is based on the anticipated cash dividend payouts. Assumptions are evaluated and revised as necessary to reflect changes in market conditions and the Company’s experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards.
The following table presents the weighted average assumptions for the years ended December 31:

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012	2011 (1)	2010
Expected term	4.78 years	5.12 years	4.53 years
Expected stock price volatility	32.20%	30.76%	28.79%
Risk-free interest rate	0.88%	1.84%	1.91%
Expected dividend yield	1.80%	1.31%	1.64%
Weighted average grant date fair value	$11.57	$16.09	$10.08
—————

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

The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2010	1,760,173	$42.08	6.25	$4,599
Granted	385,924	44.11
Cancelled	(77,481)	46.04
Exercised	(196,402)	37.34
Options outstanding at December 31, 2010	1,872,214	42.84	6.33	33,057
Granted	340,973	61.38
Cancelled	(40,396)	43.68
Exercised	(253,695)	43.32
Options outstanding at December 31, 2011	1,919,096	46.05	6.25	9,141
Granted	358,169	48.82
Cancelled	(172,465)	52.90
Exercised	(380,811)	38.34
Options outstanding at December 31, 2012	1,723,989	$47.64	6.15	$13,001
Options vested and expected to vest at December 31, 2012	1,672,468	$47.51	6.08	$12,808
Options exercisable at December 31, 2012	989,092	$46.09	4.63	$8,708
The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day.
Total stock option compensation expense for the years ended December 31, 2012, 2011 and 2010 was $3,180,000, $3,550,000 and $3,348,000, respectively. At December 31, 2012, unrecognized costs related to stock options totaled approximately $5,407,000, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at December 31, 2012 are expected to be recognized over a weighted average period of 2.16 years. The aggregate intrinsic value of stock options exercised was $5,517,000, $4,906,000 and $2,854,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2012, 2011 and 2010 was $14,600,000, $10,991,000 and $7,333,000, respectively.
Restricted Stock Units

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Service-based restricted stock units are granted at no cost to key employees, and shares granted prior to 2009 generally vest over three years from the date of grant. Service-based restricted stock units granted after 2008 generally vest over a period of four years. Performance-based restricted stock units are granted at no cost to certain members of the Company’s senior executive team, excluding the Chairman and the President and Chief Executive Officer. Performance-based restricted stock units granted prior to 2010 generally vest over a performance period of between two and one-half and three years with an additional required service period of one year. Performance-based restricted stock units granted after 2009 generally vest over a performance period of between two and one-half and three years. Restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance and/or Company performance. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. For the years ended December 31, 2012, 2011 and 2010, the Company withheld 30,299, 48,059 and 18,721 shares, respectively, to satisfy $1,486,000, $2,974,000 and $853,000 of employees’ tax obligations, respectively.
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
The following table presents the weighted average assumptions for the years ended December 31:

	2012	2011	2010
Vesting period	3.86 years	3.96 years	3.75 years
Expected dividend yield	1.77%	1.33%	1.56%
Estimated average fair value per restricted stock unit granted	$46.57	$58.37	$43.95
The following table summarizes the restricted stock unit activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2010	286,520	$36.35
Granted	128,525	43.95
Vested	(62,417)	42.95
Forfeited	(23,833)	42.44
Restricted stock units outstanding at December 31, 2010	328,795	37.63
Granted	145,768	58.37
Vested	(146,951)	38.01
Forfeited	(30,860)	41.79
Restricted stock units outstanding at December 31, 2011	296,752	47.19
Granted	185,303	46.57
Vested	(91,383)	42.39
Forfeited	(70,114)	46.26
Restricted stock units outstanding at December 31, 2012	320,558	$48.31
Restricted stock unit compensation expense for the years ended December 31, 2012, 2011 and 2010 was $4,653,000, $4,320,000 and $3,382,000, respectively. At December 31, 2012, unrecognized costs related to restricted stock units totaled approximately $9,570,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at December 31, 2012 are expected to be recognized over a weighted average period of 2.41 years. The total grant date fair value of

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted stock units vested during the year ended December 31, 2012, 2011 and 2010 was $3,874,000, $5,586,000 and $2,681,000, respectively.
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
A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Weighted average common shares outstanding, used in computing basic earnings per share	33,840	33,808	33,725
Effect of dilutive stock options and restricted stock units	292	396	367
Weighted-average common shares outstanding, used in computing diluted earnings per share	34,132	34,204	34,092
Earnings per share of common stock:
Basic	$2.95	$3.06	$2.28
Diluted	2.93	3.03	2.26
Stock options and service-based restricted stock units representing 887,186, 452,907 and 480,707 shares of common stock for the years ended December 31, 2012, 2011 and 2010, respectively, were outstanding but were excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 36,506, 34,448 and 43,323 shares for the years ended December 31, 2012, 2011 and 2010, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.
NOTE 17—ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on derivative transactions and foreign currency translation adjustments. Accumulated other comprehensive income, net of related tax effects, is as follows (in thousands):

	December 31,
	2012	2011	2010
Unrealized holding gains (losses) on available-for-sale securities	$(9)	$(2)	$36
Unrealized holding gains (losses) on derivative transactions	2,505	7,250	(1,671)
Foreign currency translation adjustments	44,167	39,649	48,350
Accumulated other comprehensive income	$46,663	$46,897	$46,715
NOTE 18—SEGMENT INFORMATION
The Company operates in four geographic segments: (1) the United States, (2) Latin America and Asia Pacific (“LAAP”), (3) Europe, Middle East and Africa (“EMEA”), and (4) Canada, which are reflective of the Company’s internal

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of active outdoor apparel, footwear, accessories and equipment.
The geographic distribution of the Company’s net sales, income before income taxes, interest income (expense), income tax (expense) benefit, and depreciation and amortization expense are summarized in the following tables (in thousands) for the years ended December 31, 2012, 2011 and 2010 and for identifiable assets at December 31, 2012 and 2011. Inter-geographic net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2012	2011	2010
Net sales to unrelated entities:
United States	$946,710	$947,970	$880,990
LAAP	377,545	340,977	263,429
EMEA	230,624	275,416	222,451
Canada	114,684	129,622	116,654
	$1,669,563	$1,693,985	$1,483,524
Income before income taxes:
United States	$68,504	$63,847	$53,752
LAAP	51,219	46,214	35,635
EMEA	7,993	13,779	5,817
Canada	5,812	12,566	8,123
Interest	379	1,274	1,564
	$133,907	$137,680	$104,891
Interest income (expense), net:
United States	$5,121	$4,565	$4,664
LAAP	(1,097)	(666)	500
EMEA	293	648	(717)
Canada	(3,938)	(3,273)	(2,883)
	$379	$1,274	$1,564
Income tax (expense) benefit:
United States	$(21,961)	$(19,233)	$(9,938)
LAAP	(13,792)	(12,163)	(9,325)
EMEA	1,527	(80)	(7,668)
Canada	178	(2,725)	(923)
	$(34,048)	$(34,201)	$(27,854)
Depreciation and amortization expense:
United States	$31,025	$33,100	$28,634
LAAP	4,214	3,241	2,557
EMEA	4,112	6,292	6,410
Canada	1,541	927	829
	$40,892	$43,560	$38,430
Assets:
United States	$1,031,838	$977,792
LAAP	229,139	242,124
EMEA	293,878	281,118
Canada	177,912	179,851
Total identifiable assets	1,732,767	1,680,885
Eliminations and reclassifications	(273,925)	(298,343)
	$1,458,842	$1,382,542
Net sales by product category:
Apparel, accessories and equipment	$1,347,005	$1,334,883	$1,213,301
Footwear	322,558	359,102	270,223
	$1,669,563	$1,693,985	$1,483,524
NOTE 19—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
In the normal course of business, the Company’s financial position and results of operations are routinely subject to a variety of risks. These risks include risks associated with financial markets, primarily currency exchange rate risk and,

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to a lesser extent, interest rate risk and equity market risk. The Company regularly assesses these risks and has established policies and business practices designed to mitigate them. The Company does not engage in speculative trading in any financial market.
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency. The Company manages this risk by using currency forward and European-style option contracts formally designated and effective as cash flow hedges. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge effectiveness and included in current cost of sales. For option contracts, the hedging relationship is assumed to have no ineffectiveness if the critical terms of the option contract match the hedged transaction’s terms. Hedge ineffectiveness was not material during the years ended December 31, 2012, 2011 and 2010.
The Company also uses currency forward and option contracts not formally designated as hedges to manage the currency exchange rate risk associated with the remeasurement of non-functional monetary assets and liabilities.  Non-functional monetary assets and liabilities consist primarily of cash, intercompany loans and payables.
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	December 31,
	2012	2011
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$70,000	$144,000
Derivative instruments not designated as hedges:
Currency forward contracts	121,934	138,807
At December 31, 2012, approximately $3,172,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.
At December 31, 2012, the Company’s derivative contracts had remaining maturities of approximately one year or less. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $4,000,000 at December 31, 2012. All of the Company’s derivative counterparties have investment grade credit ratings and, as a result, the Company does not require collateral to facilitate transactions. The Company does not hold derivatives featuring credit-related contingent terms.  In addition, the Company is not a party to any derivative master agreement featuring credit-related contingent terms.  Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		December 31,
	Balance Sheet Classification	2012	2011
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$2,147	$6,591
Currency forward contracts	Other non-current assets	489	1,117
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	579	824
Currency forward contracts	Other long-term liabilities	—	91
Derivative instruments not designated as hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	4,072	645
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	743	2,962
The following table presents the effect and classification of derivative instruments for the years ended December 31, 2012, 2011 and 2010 (in thousands):

		For the Year Ended December 31,
	Statement Of Operations Classification	2012	2011	2010
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income, net of tax	—	$753	$3,489	$1,167
Gain (Loss) reclassified from accumulated other comprehensive income to income for the effective portion	Cost of sales	5,908	(6,862)	1,789
Gain reclassified from accumulated other comprehensive income to income as a result of cash flow hedge discontinuance	Cost of sales	441	—	—
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(40)	(1,889)	(230)
Derivative instruments not designated as hedges:
Loss recognized in income	Cost of sales	—	—	(130)
Gain (Loss) recognized in income	Selling, general and administrative expense	(1,841)	1,216	(54)
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2
–     inputs, other than the quoted market prices in active markets, which are observable, either directly or indirectly; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

Level 3	– unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$70,857	$—	$—	$70,857
Time deposits	25,035	—	—	25,035
Certificates of deposit	—	2,450	—	2,450
U.S. Government-backed repurchase agreements	—	25,000	—	25,000
U.S. Government-backed municipal bonds	—	5,348	—	5,348
Available-for-sale short-term investments
Certificates of deposit	—	7,596	—	7,596
Variable-rate demand notes	—	22,640	—	22,640
U.S. Government-backed municipal bonds	—	14,425	—	14,425
Other current assets
Derivative financial instruments (Note 19)	—	6,219	—	6,219
Non-current assets
Derivative financial instruments (Note 19)	—	489	—	489
Mutual fund shares	4,080	—	—	4,080
Total assets measured at fair value	$99,972	$84,167	$—	$184,139
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 19)	$—	$1,322	$—	$1,322
Total liabilities measured at fair value	$—	$1,322	$—	$1,322
Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 are as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$55,542	$—	$—	$55,542
Time deposits	10,000	—	—	10,000
Available-for-sale short-term investments
Time deposits	2,878	—	—	2,878
Other current assets
Derivative financial instruments (Note 19)	—	7,236	—	7,236
Non-current assets
Derivative financial instruments (Note 19)	—	1,117	—	1,117
Mutual fund shares	2,521	—	—	2,521
Total assets measured at fair value	$70,941	$8,353	$—	$79,294
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 19)	$—	$3,786	$—	$3,786
Other long-term liabilities
Derivative financial instruments (Note 19)	—	91	—	91
Total liabilities measured at fair value	$—	$3,877	$—	$3,877
Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
There were no material assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2012 or 2011.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)
The following table summarizes the Company’s quarterly financial data for the past two years ended December 31, 2012 (in thousands, except per share amounts):

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$333,141	$290,357	$545,005	$501,060
Gross profit	147,936	117,868	243,685	206,905
Net income (loss)	3,898	(7,901)	64,375	39,487
Earnings (loss) per share
Basic	$0.12	$(0.23)	$1.90	$1.16
Diluted	0.11	(0.23)	1.88	1.15

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$333,086	$268,030	$566,791	$526,078
Gross profit	149,536	112,413	249,585	223,774
Net income (loss)	12,770	(13,558)	67,539	36,728
Earnings (loss) per share
Basic	$0.38	$(0.40)	$2.00	$1.09
Diluted	0.37	(0.40)	1.98	1.08

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

We are implementing an enterprise resource planning ("ERP") system on a worldwide basis, which is expected to impact our business and financial transaction processes. The implementation is expected to occur in phases globally over the next several years, and began with a roll-out to our Canadian subsidiary in April 2012. The implementation of a worldwide ERP system will affect the processes that constitute our internal control over financial reporting and will require continued testing for effectiveness as the implementation progresses.
There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Columbia Sportswear Company
Portland, Oregon

We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management”.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company, and our report dated February 28, 2013, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP
Portland, Oregon
February 28, 2013

Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The sections of our 2013 Proxy Statement entitled “Election of Directors,” “Corporate Governance - Code of Business Conduct and Ethics,” “Corporate Governance - Board Committees,” “Corporate Governance – Director Nomination Policy,” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated herein by reference.
See Item 4A of this Annual Report on Form 10-K for information regarding our executive officers.
Item 11.    EXECUTIVE COMPENSATION
The sections of our 2013 Proxy Statement entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” are incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The section of our 2013 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The sections of our 2013 Proxy Statement entitled “Corporate Governance - Certain Relationships and Related Transactions,” “Corporate Governance - Related Transactions Approval Process,” and “Corporate Governance - Independence” are incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The sections of our 2013 Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” and “Pre-approval Policy” are incorporated herein by reference.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)(1) and (a)(2) Financial Statements. The Financial Statements of Columbia and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 39 to 69 of this Annual Report.
(b) See Exhibit Index beginning on page 74 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
Year Ended December 31, 2012:
Allowance for doubtful accounts	$7,545	$981	$(1,173)	$24	$7,377
Allowance for sales returns and miscellaneous claims	28,201	63,453	(58,353)	(754)	32,547
Year Ended December 31, 2011:
Allowance for doubtful accounts	$7,098	$1,045	$(547)	$(51)	$7,545
Allowance for sales returns and miscellaneous claims	17,236	51,597	(40,651)	19	28,201
Year Ended December 31, 2010:
Allowance for doubtful accounts	$7,347	$983	$(1,304)	$72	$7,098
Allowance for sales returns and miscellaneous claims	11,951	33,598	(28,819)	506	17,236
—————

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.

(b)	Amounts included in this column primarily relate to foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
By:	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President of Finance and Chief Financial Officer
Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signatures	Title
/s/	TIMOTHY P. BOYLE	President and Chief Executive Officer and Director (Principal Executive Officer)
Timothy P. Boyle
/s/	THOMAS B. CUSICK	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Thomas B. Cusick
/s/	GERTRUDE BOYLE	Chairman of the Board of Directors
Gertrude Boyle
/s/	SARAH A. BANY	Director
Sarah A. Bany
/s/	EDWARD S. GEORGE	Director
Edward S. George
/s/	MURREY R. ALBERS	Director
Murrey R. Albers
/s/	JOHN W. STANTON	Director
John W. Stanton
/s/	WALTER T. KLENZ	Director
Walter T. Klenz
/s/	STEPHEN E. BABSON	Director
Stephen E. Babson
/s/	ANDY D. BRYANT	Director
Andy D. Bryant
/s/	RONALD E. NELSON	Director
Ronald E. Nelson

Date: February 28, 2013

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
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Columbia may be found elsewhere in this Annual Report on Form 10-K and Columbia's other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

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

	3.3	2000 Restated Bylaws, as amended (incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011) (File No. 000-23939)
	4.1	See Article II of Exhibit 3.1, as amended by Exhibit 3.2, and Article I of Exhibit 3.3
+	10.1
Columbia Sportswear Company 1997 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012) (File No. 000-23939)

†	10.1(a)
Subscription and Shareholders' Agreement, dated August 6, 2012, by and among CSMM Hong Kong Limited, SCCH Limited, Columbia Sportswear Company and Swire Resources Limited (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012) (File No. 000-23939)

+	10.2
Form of Nonstatutory Stock Option Agreement for stock options granted prior to July 20, 2006 (incorporated by reference to exhibit 10.3 to the Company's Registration Statement Filed on Form S-1 filed on December 24, 1997) (File No. 333-43199)

+	10.2(a)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after July 20, 2006 and before January 23, 2009 (incorporated by reference to exhibit 99.1 to the Company’s Form 8-K filed on July 26, 2006)

+	10.2(b)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after January 23, 2009 (incorporated by reference to exhibit 10.2 (e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (File No. 000-23939)

+	10.2(c)	Form of Executive Stock Option Agreement (incorporated by reference to exhibit 10.3 (a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 000-23939)
+	10.2(d)
Form of Restricted Stock Unit Award Agreement for awards granted prior to January 23, 2009 (incorporated by reference to exhibit 99.2 to the Company’s Form 8-K filed on July 26, 2006) (File No. 000-23939)

+	10.2(e)
Form of Restricted Stock Unit Award Agreement for awards granted on or after January 23, 2009 (incorporated by reference to exhibit 10.2(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (File No. 000-23939)

Exhibit No.		Exhibit Name
+	10.2(f)
Form of Performance-Based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted prior to February 24, 2009 (incorporated by reference to exhibit 99.3 to the Company’s Form 8-K filed on July 26, 2006) (File No. 000-23939)

+	10.2(g)
Form of Performance-Based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after February 24, 2009 and prior to March 29, 2010 (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on form 10-Q for the quarterly period ended March 31, 2009) (File No. 000-23939)

+	10.2(h)
Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after March 29, 2010 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011) (File No. 000-23939)

+	10.2(i)
Columbia Sportswear Company 401(k) Excess Plan (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009) (File No. 000-23939)

+	10.2(j)
Form of Restricted Stock Unit Award Agreement for restricted stock units granted on or after June 7, 2012 (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012) (File No. 000-23939)

+	10.2(k)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after June 7, 2012 (incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012) (File No. 000-23939)

+	10.4	Columbia Sportswear Company Change in Control Severance Plan (incorporated by reference to the Company’s Form 8-K filed on January 29, 2009) (File No. 000-23939)
	10.5	Credit Agreement between the Company and Wells Fargo Bank National Association dated June 15, 2010 (incorporated by reference to the Company’s Form 8-K filed on June 18, 2010) (File No. 0-23939)
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

*	10.9	Form of Indemnity Agreement for Directors
+	10.10	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939)
+	10.11
Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000) (File No. 000-23939)

+	10.12	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
	21.1	Subsidiaries of the Company
	23.1	Consent of Deloitte & Touche LLP
	31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Senior Vice President of Finance and Chief Financial Officer
	32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer
	32.2	Section 1350 Certification of Thomas B. Cusick, Senior Vice President of Finance and Chief Financial Officer
101.INS		XBRL Instance Document **
101.SCH		XBRL Taxonomy Extension Schema Document **
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB		XBRL Taxonomy Extension Label Linkbase Document **
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document **

——————

+	Management Contract or Compensatory Plan

†
Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

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