Form 10-Q
period 2013-03-31
COLUMBIA SPORTSWEAR CO
filed 2013-05-08
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on April 26, 2013 was 34,284,092.

COLUMBIA SPORTSWEAR COMPANY
MARCH 31, 2013

PART I. FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2013	December 31, 2012	March 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$303,654	$290,781	$240,725
Short-term investments	70,988	44,661	12,028
Accounts receivable, net of allowance of $7,829, $7,377 and $6,753, respectively	238,325	334,324	253,297
Inventories, net (Note 3)	325,241	363,325	366,564
Deferred income taxes	48,444	50,929	51,519
Prepaid expenses and other current assets	41,814	38,583	37,421
Total current assets	1,028,466	1,122,603	961,554
Property, plant and equipment, at cost, net of accumulated depreciation of $306,637, $303,043 and $286,744, respectively	266,946	260,524	256,420
Intangible assets, net (Note 4)	37,285	37,618	38,670
Goodwill	14,438	14,438	14,438
Other non-current assets	25,346	23,659	28,990
Total assets	$1,372,481	$1,458,842	$1,300,072
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$156	$—
Accounts payable	75,980	142,240	90,665
Accrued liabilities (Note 5)	88,338	105,190	80,460
Income taxes payable	2,217	4,406	9,470
Deferred income taxes	23	67	986
Total current liabilities	166,558	252,059	181,581
Income taxes payable	12,096	11,638	13,274
Deferred income taxes	1,755	1,807	1,807
Other long-term liabilities	27,949	27,171	24,899
Total liabilities	208,358	292,675	221,561
Commitments and contingencies (Note 11)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 125,000 shares authorized; 34,281, 34,075 and 33,770 issued and outstanding, respectively (Note 8)	31,407	24,814	7,795
Retained earnings	1,097,271	1,094,690	1,021,090
Accumulated other comprehensive income (Note 7)	35,445	46,663	49,626
Total shareholders’ equity	1,164,123	1,166,167	1,078,511
Total liabilities and shareholders’ equity	$1,372,481	$1,458,842	$1,300,072
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$348,307	$333,141
Cost of sales	195,003	185,205
Gross profit	153,304	147,936
Selling, general and administrative expenses	142,903	144,556
Net licensing income	2,327	1,975
Income from operations	12,728	5,355
Interest income, net	132	247
Other non-operating expense	(630)	—
Income before income tax	12,230	5,602
Income tax expense	(2,128)	(1,704)
Net income	$10,102	$3,898
Earnings per share (Note 8):
Basic	$0.30	$0.12
Diluted	0.29	0.11
Cash dividends per share	$0.22	$0.22
Weighted average shares outstanding (Note 8):
Basic	34,167	33,705
Diluted	34,449	33,953
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$10,102	$3,898
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities (net of tax (expense) benefit of ($3) and less than $1, respectively)	9	(1)
Unrealized gains (losses) on derivative transactions (net of tax expense of $550 and $229, respectively)	1,430	(1,877)
Foreign currency translation adjustments (net of tax (expense) benefit of $235 and ($335), respectively)	(12,657)	4,607
Other comprehensive income (loss)	(11,218)	2,729
Comprehensive income (loss)	$(1,116)	$6,627
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$10,102	$3,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,858	11,018
Loss on disposal or impairment of property, plant, and equipment	43	84
Deferred income taxes	2,624	571
Stock-based compensation	1,950	2,112
Excess tax benefit from employee stock plans	(574)	(225)
Changes in operating assets and liabilities:
Accounts receivable	95,995	98,893
Inventories	38,075	(1,640)
Prepaid expenses and other current assets	(3,186)	(730)
Other assets	(1,752)	(820)
Accounts payable	(69,839)	(60,810)
Accrued liabilities	(16,470)	(26,101)
Income taxes payable	(1,769)	(5,105)
Other liabilities	778	1,068
Net cash provided by operating activities	65,835	22,213
Cash flows from investing activities:
Purchases of short-term investments	(26,947)	(9,591)
Sales of short-term investments	630	441
Capital expenditures	(14,770)	(12,004)
Proceeds from sale of property, plant, and equipment	41	—
Net cash used in investing activities	(41,046)	(21,154)
Cash flows from financing activities:
Proceeds from credit facilities	800	519
Repayments on credit facilities	(956)	(519)
Proceeds from issuance of common stock under employee stock plans	6,005	3,475
Tax payments related to restricted stock unit issuances	(1,891)	(1,116)
Excess tax benefit from employee stock plans	574	225
Cash dividends paid	(7,521)	(7,419)
Net cash used in financing activities	(2,989)	(4,835)
Net effect of exchange rate changes on cash	(8,927)	3,467
Net increase (decrease) in cash and cash equivalents	12,873	(309)
Cash and cash equivalents, beginning of period	290,781	241,034
Cash and cash equivalents, end of period	$303,654	$240,725
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,507	$7,610
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	$3,803	$2,236
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of March 31, 2013 and 2012, the results of operations for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012. The December 31, 2012 financial information was derived from the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Certain amounts relating to foreign currency gains and losses previously included in "Selling, general and administrative expenses" are now reported as "Other non-operating expense" on the Condensed Consolidated Statements of Operations. Prior year amounts are immaterial and have not been reclassified.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Restructuring charges:
In connection with its continuing cost containment measures, the Company accrued and expensed restructuring charges of $2,371,000 and $4,007,000 during the three months ended March 31, 2013 and 2012, respectively. Restructuring charges incurred during the three months ended March 31, 2013 primarily consisted of employee termination costs in our European operation. All such costs are included in selling, general and administrative expenses.
Recent Accounting Pronouncements:
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that indefinite-lived intangible assets are impaired before calculating the fair value of the assets. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company performs its annual impairment evaluation in the fourth quarter, or more frequently if events or circumstances indicate that the Company's intangible assets might be impaired. The Company does not expect the adoption of this standard to have a material effect on the Company's financial position, results of operations or cash flows.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted the new guidance on January 1, 2013. The adoption of this standard did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU provides clarification regarding the release of any cumulative translation adjustment when the parent ceases to have controlling financial interest in a business or group of assets held within a foreign entity. The amendment is effective on a prospective basis for interim and annual periods beginning after December 15, 2013. The Company does not expect the adoption of this standard to have a material effect on the Company’s financial position, results of operations or cash flows.
NOTE 3 – INVENTORIES, NET
Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.
Inventories, net, consisted of the following (in thousands):

	March 31, 2013	December 31, 2012	March 31, 2012
Raw materials	$738	$1,633	$1,196
Work in process	1,579	1,969	2,198
Finished goods	322,924	359,723	363,170
	$325,241	$363,325	$366,564
NOTE 4 – INTANGIBLE ASSETS, NET
Intangible assets that are determined to have finite lives include patents and purchased technology and are amortized over their estimated useful lives, which are approximately 10 years. Intangible assets with indefinite useful lives include trademarks and tradenames and are not amortized but are periodically evaluated for impairment.
The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	March 31, 2013	December 31, 2012	March 31, 2012
Intangible assets subject to amortization
Gross carrying amount	$14,198	$14,198	$14,198
Accumulated amortization	(4,334)	(4,001)	(2,949)
Net carrying amount	9,864	10,197	11,249
Intangible assets not subject to amortization	27,421	27,421	27,421
Intangible assets, net	$37,285	$37,618	$38,670
Annual amortization expense for intangible assets subject to amortization is estimated to be $1,330,000 in 2013 through 2017.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$10,209	$10,452
Charged to costs and expenses	1,515	1,179
Claims settled	(1,934)	(1,889)
Other	(107)	91
Balance at end of period	$9,683	$9,833
NOTE 6 – STOCK-BASED COMPENSATION
The Company’s Stock Incentive Plan (the “Plan”) allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The majority of all stock option and restricted stock unit grants outstanding under the Plan were granted in the first quarter of each fiscal year.
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock options	$827	$908
Restricted stock units	1,123	1,204
Total	$1,950	$2,112
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
The following table presents the weighted average assumptions for stock options granted in the period:

	Three Months Ended March 31,
	2013	2012
Expected term	4.49 years	4.51 years
Expected stock price volatility	31.02%	32.44%
Risk-free interest rate	0.61%	0.87%
Expected dividend yield	1.65%	1.80%
Weighted average grant date fair value	$11.91	$11.44
During the three months ended March 31, 2013 and 2012, the Company granted a total of 298,805 and 323,615 stock options, respectively. At March 31, 2013, unrecognized costs related to outstanding stock options totaled approximately $7,588,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

vesting period using the straight-line attribution method. Unrecognized costs related to stock options at March 31, 2013 are expected to be recognized over a weighted average period of 2.84 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, dividend yield and closing price of the Company’s common stock on the date of grant.

The following table presents the weighted average assumptions for restricted stock units granted in the period:

	Three Months Ended March 31,
	2013	2012
Vesting period	4.00 years	3.90 years
Expected dividend yield	1.61%	1.79%
Estimated average grant date fair value per restricted stock unit	$51.22	$45.90
During the three months ended March 31, 2013 and 2012, the Company granted 128,989 and 149,691 restricted stock units, respectively. At March 31, 2013, unrecognized costs related to outstanding restricted stock units totaled approximately $13,712,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at March 31, 2013 are expected to be recognized over a weighted average period of 2.91 years.
NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments. The following table sets forth the changes in accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 (in thousands):

	Unrealized gains (losses) on available for sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2012	$(9)	$2,505	$44,167	$46,663
Other comprehensive income before reclassifications	9	2,153	(12,657)	(10,495)
Amounts reclassified from other comprehensive income	—	(723)	—	(723)
Net other comprehensive income during the period	9	1,430	(12,657)	(11,218)
Balance at March 31, 2013	$—	$3,935	$31,510	$35,445
The following table sets forth the changes in accumulated other comprehensive income, net of tax, for the three months ended March 31, 2012 (in thousands):

	Unrealized gains (losses) on available for sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2011	$(2)	$7,250	$39,649	$46,897
Other comprehensive income before reclassifications	(1)	(1,170)	4,607	3,436
Amounts reclassified from other comprehensive income	—	(707)	—	(707)
Net other comprehensive income during the period	(1)	(1,877)	4,607	2,729
Balance at March 31, 2012	$(3)	$5,373	$44,256	$49,626

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

All reclassification adjustments related to derivative transactions are recorded in cost of sales on the Condensed Consolidated Statements of Operations. See Note 10 for further information regarding derivative instrument reclassification adjustments.
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
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Weighted average shares of common stock outstanding, used in computing basic earnings per share	34,167	33,705
Effect of dilutive stock options and restricted stock units	282	248
Weighted-average shares of common stock outstanding, used in computing diluted earnings per share	34,449	33,953
Earnings per share of common stock:
Basic	$0.30	$0.12
Diluted	0.29	0.11

Stock options and service-based restricted stock units representing 854,755 and 977,668 shares of common stock outstanding for the three months ended March 31, 2013 and 2012, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 13,484 and 30,865 shares of common stock for the three months ended March 31, 2013 and 2012, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.
Since the inception of the Company’s stock repurchase plan in 2004 through March 31, 2013, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of March 31, 2013, the Company had repurchased 9,593,278 shares under this program at an aggregate purchase price of approximately $441,443,000. During the three months ended March 31, 2013 and 2012, the Company did not repurchase any shares of the Company's common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The geographic distribution of the Company’s net sales and income (loss) from operations are summarized in the following tables (in thousands). Inter-segment net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	Three Months Ended March 31,
	2013	2012
Net sales to unrelated entities:
United States	$200,498	$193,047
LAAP	83,046	76,752
EMEA	40,920	38,131
Canada	23,843	25,211
	$348,307	$333,141
Segment income (loss) from operations:
United States	$8,053	$2,738
LAAP	7,796	10,960
EMEA	(5,112)	(9,972)
Canada	1,991	1,629
Total income from operations	12,728	5,355
Interest	132	247
Other non-operating expense	(630)	—
Income before income taxes	$12,230	$5,602
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency. The Company manages this risk by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge effectiveness and included in current cost of sales. Hedge ineffectiveness was not material during the three months ended March 31, 2013 and 2012.

The Company also uses currency forward contracts not formally designated as hedges to manage the currency exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, payables and intercompany loans. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in other non-operating income (expense), net by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	March 31, 2013	December 31, 2012	March 31, 2012
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$72,500	$70,000	$118,525
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	78,968	121,934	104,605
At March 31, 2013, approximately $4,847,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.
At March 31, 2013, the Company’s derivative contracts had a remaining maturity of approximately one year or less. All the counterparties to these transactions had both long-term and short-term investment grade credit ratings and as a result, the Company does not require collateral to facilitate transactions. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $2,000,000 at March 31, 2013. The Company does not hold derivatives featuring credit-related contingent terms. In addition, the Company is not a party to any derivative master agreement featuring credit-related contingent terms. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	March 31, 2013	December 31, 2012	March 31, 2012
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$4,553	$2,147	$4,250
Currency forward contracts	Other non-current assets	—	489	565
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	119	579	67
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	512	4,072	1,193
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	684	743	421

The following table presents the effect and classification of derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Statement of Operations Classification	Three Months Ended March 31,
		2013	2012
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income or loss	—	$2,153	$(1,170)
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	860	311
Gain reclassified from accumulated other comprehensive income or loss to income as a result of cash flow hedge discontinuance	Cost of sales	—	441
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(43)	91
Derivative instruments not designated as cash flow hedges:
Gain recognized in income	Other non-operating expense	3,349	—
Loss recognized in income	Selling, general and administrative expense	—	(2,773)
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories and equipment. At March 31, 2013, inventory purchase obligations were $372,676,000.
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

Level 1 –	observable inputs such as quoted prices for identical assets or liabilities in active liquid markets;
Level 2 –
inputs, other than the quoted market prices in active markets, that are observable, either directly or indirectly; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

Level 3 –	unobservable inputs for which there is little or no market data available, that require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 are as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$130,794	$—	$—	$130,794
Time deposits	25,054	1,800	—	26,854
U.S. Government-backed repurchase agreements	—	50,000	—	50,000
Available-for-sale short-term investments (1)
Certificates of deposit	—	7,599	—	7,599
Variable-rate demand notes	—	31,500	—	31,500
U.S. Government-backed municipal bonds	—	31,889	—	31,889
Other current assets
Derivative financial instruments (Note 10)	—	5,065	—	5,065
Other non-current assets
Mutual fund shares	4,513	—	—	4,513
Total assets measured at fair value	$160,361	$127,853	$—	$288,214
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 10)	$—	$803	$—	$803
Total liabilities measured at fair value	$—	$803	$—	$803

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$70,857	$—	$—	$70,857
Time deposits	25,035	—	—	25,035
Certificates of deposit	—	2,450	—	2,450
U.S. Government-backed repurchase agreements	—	25,000	—	25,000
U.S. Government-backed municipal bonds	—	5,348	—	5,348
Available-for-sale short-term investments (1)
Certificates of deposit	—	7,596	—	7,596
Variable-rate demand notes	—	22,640	—	22,640
U.S. Government-backed municipal bonds	—	14,425	—	14,425
Other current assets
Derivative financial instruments (Note 10)	—	6,219	—	6,219
Other non-current assets
Derivative financial instruments (Note 10)	—	489	—	489
Mutual fund shares	4,080	—	—	4,080
Total assets measured at fair value	$99,972	$84,167	$—	$184,139
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 10)	$—	$1,322	$—	$1,322
Total liabilities measured at fair value	$—	$1,322	$—	$1,322
Assets and liabilities measured at fair value on a recurring basis at March 31, 2012 are as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$59,853	$—	$—	$59,853
Time deposits	10,000	5,295	—	15,295
Available-for-sale short-term investments (1)
Time deposits	—	2,438	—	2,438
U.S. Government-backed municipal bonds	—	9,590	—	9,590
Other current assets
Derivative financial instruments (Note 10)	—	5,443	—	5,443
Other non-current assets
Derivative financial instruments (Note 10)	—	565	—	565
Mutual fund shares	3,552	—	—	3,552
Total assets measured at fair value	$73,405	$23,331	$—	$96,736
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 10)	$—	$488	$—	$488
Total liabilities measured at fair value	$—	$488	$—	$488

(1)	Investments have remaining maturities greater than three months but less than two years and are available for use in current operations.

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2013, December 31, 2012, or March 31, 2012.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, distribution channels and product categories, licensing income, expenses, input costs and cost containment measures, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, including commencement of our China joint venture, investments in our information technology systems, our direct-to-consumer channels and other capital expenditures, access to raw materials and factory capacity, financing and working capital requirements and resources, tax rates and pre-tax income, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the outdoor industry and is heavily dependent upon weather and discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. The expansion of our direct-to-consumer operations has increased the proportion of sales and profits that we generate in the fourth calendar quarter. As a result, our sales and profits tend to be highest in the third and fourth calendar quarters. In 2012, approximately 63 percent of our net sales and all of our profitability were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
We generally solicit orders from wholesale customers and independent distributors for each of the fall and spring selling seasons based on seasonal ordering deadlines that we establish to aid our efforts to plan manufacturing volumes to meet demand. We typically ship the majority of our advance fall season orders to wholesale customers and independent distributors beginning in June and continuing through November. Similarly, the majority of our advance spring season orders ship to wholesale customers and independent distributors beginning in December and continuing through May. Generally, orders are subject to cancellation prior to the date of shipment.
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

•	Changes in mix and volume of full price sales in contrast with closeout product sales and promotional sales activity;

•	Costs to support supply chain and information technology infrastructure investments and projects, including our multi-year global enterprise resource planning ("ERP") system implementation;

•
Our ability to implement and maintain effective cost containment measures in order to limit the growth of selling, general and administrative (“SG&A”) expenses to a rate comparable to or lower than sales growth;

•
Continued economic uncertainty, which is creating headwinds in key global markets, particularly Europe as it relates to our EMEA direct business where we have ongoing efforts to revitalize Columbia brand sales;

•	The rate of new store expansion and performance of our existing stores in our direct-to-consumer operations;

•	Changes in consumer spending activity; and

•	Fluctuating currency exchange rates.
Our previously announced joint venture in mainland China with Swire Resources Limited ("Swire") is expected to commence operations effective January 1, 2014, subject to regulatory approval in the People's Republic of China and other conditions customary in transactions of this size and type. During 2013, our financial results will be affected as we transition to the joint venture from our current third-party distributor relationship with Swire. We expect to fund our approximately $50 million share of joint venture capitalization in 2013 and the early part of 2014. Our shipments of spring 2014 inventory for the China market, anticipated to begin in the fourth quarter of 2013, will be sold directly to the joint venture entity. The related sales, gross margin, and licensing income, which we would have recognized in the fourth quarter of 2013 under the distributor model, will be deferred and recognized in future periods as the joint venture sells that inventory to wholesale customers and consumers. Similarly, on or about December 31, 2013, Swire's inventory of fall 2013 and prior seasons will be transferred to the joint venture. We have begun deferring 2013 profits related to the existing inventory expected to be transferred to the joint venture and we will recognize those profits as the inventory is sold by the joint venture in future periods. The actual amount of profit eliminations and deferrals from the remainder of 2013 into future periods will be dependent upon the volume of inventory purchased by the joint venture in the fourth quarter of 2013 and the actual remaining balance of prior season inventory transferred to the joint venture at December 31, 2013. These adjustments have been included in our 2013 outlook described below.
Our preliminary fiscal year 2013 outlook assumes:

•
a slight decline in 2013 net sales compared to 2012 net sales, including a decline in North America wholesale net sales resulting from cautious Fall 2013 advance orders from customers following mild winter weather in 2012 and declines in Europe primarily due to continued product assortment and macro-economic challenges that have hampered our ongoing efforts to revitalize our brands in key European markets. We also expect net sales to decline in the LAAP region following two years of rapid growth, driven by a decline in Japan resulting primarily from a significantly weaker yen, the effects of transitioning to a joint venture in China, and the transition to a new distributor in Australia. These declines are expected to be largely offset by expansion of our direct-to-consumer business;

•
gross margins will be flat with 2012, reflecting less promotional activity and a higher proportion of direct-to-consumer sales, offset by the effect of deferring approximately $3.0 million of gross profit into 2014 as a result of the transition to a joint venture in China, and unfavorable foreign currency hedge rates;

•
SG&A expenses approximately 3 percent higher than 2012, including approximately $3.7 million in pre-operating expenses related to the China joint venture and pre-tax restructuring charges of approximately $4.1 million, primarily related to employee termination and lease exit costs in our European operation, coupled with the effect of 2013 compensation and benefit increases, expansion of our direct-to-consumer platform, and the continued investment in information technology and ERP implementation, resulting in SG&A expense deleverage of approximately 135 basis points;

•	licensing income comparable to 2012, including the effect of deferring approximately $4.0 million of licensing income into 2014 in conjunction with the transition to the China joint venture.

•
the year-over-year differences in currency exchange rates, particularly with respect to the Japanese yen, are anticipated to negatively impact net sales and operating income by approximately 1.5% and 4.0%, respectively;

•
a full year tax rate of approximately 26 percent; however, the actual rate could differ, perhaps significantly, based on the status of tax uncertainties, the geographic mix of pre-tax income, as well as other discrete events that may occur during the year;

•	2013 capital expenditures of approximately $65 million, comprising information technology, project-based and maintenance capital, and direct-to-consumer expansion.

The combination of the above assumptions leads us to anticipate 2013 operating margin of approximately 6.6 percent. Full year 2013 operating margins are expected to be approximately 7.5 percent, excluding anticipated restructuring charges of approximately $4.1 million, and the effects of pre-operating costs of approximately $3.7 million and income deferral of approximately $7.0 million related to transitioning to the China joint venture. We continue to evaluate all areas of our business in order to streamline our business and improve operating results.
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
Highlights of the First Quarter of 2013

•
Net sales for the first quarter of 2013 increased $15.2 million, or 5%, to $348.3 million from $333.1 million for the first quarter of 2012. Changes in foreign currency exchange rates compared with the first quarter of 2012 negatively affected the consolidated net sales comparison by less than one percentage point.

•
Net income for the first quarter of 2013 increased 159% to $10.1 million, or $0.29 per diluted share, including restructuring charges of approximately $2.0 million, or $0.06 per diluted share, net of tax, compared to net income of $3.9 million, or $0.11 per diluted share, which included restructuring charges of approximately $2.8 million, or $0.08 per diluted share, net of tax, for the first quarter of 2012.

•	We paid a quarterly cash dividend of $0.22 per share, or $7.5 million, in the first quarter of 2013.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	56.0	55.6
Gross profit	44.0	44.4
Selling, general and administrative expense	41.0	43.4
Net licensing income	0.7	0.6
Income from operations	3.7	1.6
Interest income, net	—	0.1
Other non-operating expense	(0.2)	—
Income before income tax	3.5	1.7
Income tax expense	(0.6)	(0.5)
Net income	2.9%	1.2%
Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012
Net Sales: Consolidated net sales increased $15.2 million, or 5%, to $348.3 million for the first quarter of 2013 from $333.1 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the first quarter of 2012 negatively affected the consolidated net sales comparison by less than one percentage point.
Sales by Geographic Region
Net sales by geographical region are summarized in the following table:

	Three Months Ended March 31,
	2013	2012	% Change
	(In millions, except for percentage changes)
United States	$200.5	$193.0	4%
LAAP	83.1	76.8	8%
EMEA	40.9	38.1	7%
Canada	23.8	25.2	(6)%
	$348.3	$333.1	5%
Net sales in the United States increased $7.5 million, or 4%, to $200.5 million for the first quarter of 2013 from $193.0 million for the comparable period in 2012. The increase in net sales in the United States was led by apparel, accessories and equipment, followed by footwear, and consisted of an increase in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business. The net sales increase in our direct-to-consumer business was led by the Columbia brand, followed by the Sorel brand, and was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At March 31, 2013, we operated 63 retail stores, compared with 51 at March 31, 2012.
Net sales in the LAAP region increased $6.3 million, or 8%, to $83.1 million for the first quarter of 2013 from $76.8 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the first quarter of 2012 negatively affected the LAAP net sales comparison by approximately five percentage points. The net sales increase in the LAAP region was led by apparel, accessories and equipment, followed by footwear. The LAAP net sales increase consisted of an increase in the Columbia brand and was led by our LAAP distributor business, followed by Korea, partially offset by a net sales decrease in Japan. The LAAP distributor net sales increase was primarily due to higher demand in key distributor markets and a shift in timing of shipments as a higher percentage of spring 2013 advance orders shipped in the first quarter of 2013, while a higher percentage of spring 2012 advance orders shipped in the fourth quarter of 2011. The increase in Korea net sales was primarily due to favorable changes in currency exchange rates. The decrease in Japan net sales was primarily due to unfavorable changes in currency exchange rates that offset a net sales increase in local currency.
Net sales in the EMEA region increased $2.8 million, or 7%, to $40.9 million for the first quarter of 2013 from $38.1 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the first quarter of 2012 contributed approximately a one percentage point benefit to the EMEA net sales comparison. The net sales increase in the EMEA region was led by apparel, accessories and equipment, followed by footwear. The increase in net sales in the EMEA region was led by the Columbia brand, followed by the Mountain Hardwear brand, and consisted of an increase in sales to our EMEA distributors, partially offset by a net sales decrease in our EMEA direct business. The EMEA distributor net sales increase was primarily due to higher demand in Russia and a shift in the timing of shipments as a higher percentage of spring 2013 advance orders shipped in the first quarter of 2013, while a higher percentage of spring 2012 advance orders shipped in the fourth quarter of 2011. The decrease in net sales in the EMEA direct business was due to continued challenges in the macroeconomic environment, as well as difficulties in our ongoing efforts to revitalize the Columbia brand in key European markets.
Net sales in Canada decreased $1.4 million, or 6%, to $23.8 million for the first quarter of 2013 from $25.2 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the first quarter of 2012 contributed approximately one percentage point of benefit to the Canada net sales comparison. The decrease in net sales in Canada was concentrated in the Columbia brand, and was led by apparel, accessories and equipment, partially offset by a net sales increase in footwear.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended March 31,
	2013	2012	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$294.3	$284.3	4%
Footwear	54.0	48.8	11%
	$348.3	$333.1	5%
Net sales of apparel, accessories and equipment increased $10.0 million, or 4%, to $294.3 million for the first quarter of 2013 from $284.3 million for the comparable period in 2012. The increase in apparel, accessories and equipment net sales was primarily concentrated in the Columbia brand, and was led by the LAAP region, followed by the United States and the EMEA region, partially offset by a net sales decrease in Canada. The apparel, accessories and equipment net sales increase in the LAAP region was led by our LAAP distributor business, reflecting higher demand in key distributor markets and a shift in timing of shipments of spring 2013 advance orders into the first quarter of 2013 compared to the same period in 2012.
Net sales of footwear increased $5.2 million, or 11%, to $54.0 million for the first quarter of 2013 compared to $48.8 million for the comparable period in 2012. The increase in footwear net sales consisted of a net sales increase in the Sorel brand, partially offset by a net sales decrease in the Columbia and Montrail brands. The increase in footwear net sales was led by the United States, followed by the LAAP region, the EMEA region and Canada. The increase in footwear net sales in the United States consisted of an increase in the Sorel brand and was due to cold weather during the first quarter of 2013 which allowed us to liquidate a higher volume of fall product than in the first quarter of 2012.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended March 31,
	2013	2012	% Change
	(In millions, except for percentage changes)
Columbia	$301.1	$293.1	3%
Mountain Hardwear	32.1	30.7	5%
Sorel	12.4	6.4	94%
Other	2.7	2.9	(7)%
	$348.3	$333.1	5%
The net sales increase for the first quarter of 2013 compared to the first quarter of 2012 was led by the Columbia brand, followed by the Sorel and Mountain Hardwear brands. The Columbia brand net sales increase was led by the LAAP region, followed by the EMEA region.
Gross Profit: Gross profit, as a percentage of net sales, decreased to 44.0% for the first quarter of 2013 from 44.4% for the comparable period in 2012. Gross profit contraction was primarily due to:

•	A higher volume of promotional and close-out product sales ;

•	A higher proportion of shipments to distributors, which carry lower margins; and

•	Deferral of gross profit related to sales of Spring 2013 product to our current independent distributor in China.
partially offset by:

•	Favorable foreign currency hedge rates.
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
SG&A expense decreased $1.7 million, or 1%, to $142.9 million, or 41.0% of net sales, for the first quarter of 2013 from $144.6 million, or 43.4% of net sales, for the comparable period in 2012. The SG&A decrease was primarily due to:

•	Lower restructuring charges;

•	Favorable foreign currency exchange rates;

•	Lower depreciation expense resulting from assets that are now fully depreciated; and

•	Lower sales commissions expense;

partially offset by:

•	Higher provisions for bad debt;

•	Expansion of direct-to-consumer operations globally; and

•	Pre-operating costs related to the formation of a new China joint venture with our current independent distributor.
Depreciation and amortization included in SG&A expense totaled $9.6 million for the first quarter of 2013, compared to $10.8 million for the same period in 2012.
Net Licensing Income: Net licensing income increased $0.3 million to $2.3 million for the first quarter of 2013 compared to $2.0 million for the same period in 2012. The increase in net licensing income was primarily due to increased apparel and footwear licensing income in the LAAP region, where a third party distributor is licensed to locally manufacture Columbia brand apparel and footwear for sale in local markets, and increased licensing income from accessories in the United States.
Interest Income, Net: Net interest income was $0.1 million for the first quarter of 2013 compared to $0.2 million for the same period in 2012. Interest income decreased due to lower average yields on cash and cash equivalents and short-term investments, partially offset by higher average balances compared to the same period in 2012. Interest expense was nominal for the first quarter of 2013 and for the comparable period in 2012.
Income Tax Expense: Income tax expense increased to $2.1 million for the first quarter of 2013 from $1.7 million for the comparable period in 2012. Our effective income tax rate was 17.4% for the first quarter of 2013 compared to 30.4% for the same period in 2012. Our effective income tax rate decreased primarily due to the U.S. legislative reinstatement of the research and development tax credit in 2013, which required us to recognize the benefit of our 2012 research and development activities in the first quarter of 2013. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods.
Net Income: Net income increased $6.2 million, or 159%, to $10.1 million, or $0.29 per diluted share, including restructuring charges of approximately $2.0 million, or $0.06 per diluted share, net of tax, for the first quarter of 2013 from $3.9 million, or $0.11 per diluted share, which included restructuring charges of approximately $2.8 million, or $0.08 per diluted share, net of tax, for the comparable period in 2012.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our ongoing ERP implementation and the expansion of our global operations, including our planned joint venture in China, and general corporate needs. At March 31, 2013, we had total cash and cash equivalents of $303.7 million, compared to $290.8 million at December 31, 2012 and $240.7 million at March 31, 2012. In addition, we had short-term investments of $71.0 million at March 31, 2013, compared to $44.7 million at December 31, 2012 and $12.0 million at March 31, 2012. At March 31, 2013, approximately 34% of our cash and short-term investments were held by some of our foreign subsidiaries where a repatriation of those funds to the United States would likely result in a significant tax expense for us. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, it is our intent to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
Net cash provided by operating activities was $65.8 million for the three months ended March 31, 2013, compared to $22.2 million for the same period in 2012. The increase in cash provided by operating activities was primarily due to lower inventory levels and increased net income during the period.
Net cash used in investing activities was $41.0 million for the three months ended March 31, 2013, compared to $21.2 million for the comparable period in 2012. For the 2013 period, net cash used in investing activities primarily consisted of $26.3 million for net purchases of short-term investments and $14.8 million for capital expenditures. For the 2012 period, net cash used in investing activities primarily consisted of $12.0 million for capital expenditures and $9.2 million for net purchases of short-term investments.
Net cash used in financing activities was $3.0 million for the three months ended March 31, 2013, compared to $4.8 million for the comparable period in 2012. For the 2013 period, net cash used in financing activities primarily consisted of dividend payments of $7.5 million, partially offset by net proceeds from stock plan activity of $4.1 million. For the 2012 period, net cash used in financing activities primarily consisted of dividend payments of $7.4 million, partially offset by net proceeds from stock plan activity of $2.4 million.
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At March 31, 2013, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines in place guaranteed by the parent company with a combined limit of approximately $107.2 million at March 31, 2013, of which $3.6 million is designated as a European customs guarantee. At March 31, 2013, no balance was outstanding under these subsidiary lines of credit.
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
Off-Balance Sheet Arrangements
We have arrangements in place to facilitate the import and purchase of inventory through import letters of credit. We maintain unsecured and uncommitted import lines of credit with a combined limit of $5.0 million at March 31, 2013, available for issuing documentary letters of credit. At March 31, 2013, no balance was outstanding under these letters of credit.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our Annual Report on Form 10-K for the year ended December 31, 2012 have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other various assumptions that we believe to be reasonable in the circumstances. Many of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for doubtful accounts, the provision for potential excess, close-out and slow moving inventory, product warranty, income taxes and stock-based compensation.
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
There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2012.
Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 2 to the notes to the condensed consolidated financial statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
There were no other changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.    RISK FACTORS
In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations or cash flows may be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
We Face Many Challenges Executing Growth Strategies
Our business strategies aim to achieve sustainable, profitable growth by creating innovative products, focusing on product design, utilizing innovations to differentiate our brand from competitors, working to ensure that our products are sold through strong distribution partners capable of effectively presenting our brands to consumers, increasing the impact of consumer communications to drive demand for our brands and sell-through of our products, making sure our products are merchandised and displayed appropriately in retail environments and continuing to build a brand enhancing direct-to-consumer business. We intend to pursue these strategies across our portfolio of brands, product categories and geographic markets. We face many challenges in implementing our business strategies. For example, our focus on innovation depends on our ongoing ability to identify, develop or secure rights to product improvements or developments through internal research, joint developments, acquisitions or licenses. Once obtained, these innovations and developments may not be profitable or have the desired effect of increasing demand for our products or enhancing our brands' image. The failure to implement our business strategies successfully could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Initiatives to Upgrade Our Business Processes and Information Technology Infrastructure Involve Many Risks Which Could Result In, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement initiatives to optimize our performance. Our current business process initiatives include plans to improve business results through standardization of business processes and technology that support our supply chain and go-to-market strategies through implementation of an integrated ERP software solution and other complementary information technology systems over the next several years. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss of data, decreases in productivity as our personnel become familiar with new systems and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.

We expect implementation of this new information technology infrastructure to have a pervasive impact on our business processes and information systems across a significant portion of our operations. As a result, we will experience significant changes in our operational processes and internal controls as our implementation progresses which will require significant change management, including training of our personnel. If we are unable to successfully manage these changes in order to implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct routine business functions could be negatively impacted and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
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
We also have license agreements that permit unaffiliated parties to manufacture or contract to manufacture products using our trademarks. We impose Standards of Manufacturing Practices on our independent factories and licensees for the benefit of workers and require compliance with our restricted substances list and product safety and other applicable environmental, health and safety laws. We also require our independent factories and licensees to impose these practices, standards and laws on their contractors. If an independent manufacturer, licensee or subcontractor violates labor or other laws, or engages in practices that are not generally accepted as ethical in our key markets, we may experience production disruptions or significant negative publicity that could result in long-term damage to our brands, and in some circumstances parties may attempt to assert that we are liable for the independent manufacturer’s, licensee’s or subcontractor's practices, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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

In the EMEA region, our business includes direct-to-consumer, wholesale and distributor sales. Continued economic weakness in Europe generally and pronounced weakness in particular European markets such as Spain and Greece have hampered our ongoing efforts to revitalize sales of our brands in key European markets, and continued erosion of business in European markets could result in further deleveraging of our business.
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

Our International Operations Involve Many Risks
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, foreign government fiscal crises, changes in consumer preferences, foreign currency fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials, and our cost of doing business. For example, unseasonably warm winter weather and a challenging macroeconomic environment in our EMEA region have hampered our ongoing efforts to elevate the Columbia brand in key European markets, where we have significant infrastructure investments. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.
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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of March 31, 2013, the Company had repurchased 9,593,278 shares under this program at an aggregate purchase price of approximately $441,443,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
The Company did not repurchase any equity securities during the three months ended March 31, 2013.
Item 6 – EXHIBITS

(a)	Exhibits

†10.1	Columbia Sportswear Company Change in Control Severance Plan

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Senior Vice President of Finance and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Senior Vice President of Finance and Chief Financial Officer

101	INS XBRL Instance Document *

101	SCH XBRL Taxonomy Extension Schema Document *

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101	DEF XBRL Taxonomy Extension Definition Linkbase Document*

101	LAB XBRL Taxonomy Extension Label Linkbase Document *

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

†	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
Date: May 8, 2013	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)