Form 10-Q
period 2013-06-30
COLUMBIA SPORTSWEAR CO
filed 2013-08-07
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on July 26, 2013 was 34,411,452.

COLUMBIA SPORTSWEAR COMPANY
JUNE 30, 2013

PART I. FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2013	December 31, 2012	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$340,428	$290,781	$193,245
Short-term investments	90,181	44,661	35,266
Accounts receivable, net of allowance of $7,566, $7,377 and $6,422, respectively	180,937	334,324	203,157
Inventories, net (Note 5)	423,765	363,325	523,078
Deferred income taxes	47,884	50,929	52,180
Prepaid expenses and other current assets	47,074	38,583	45,446
Total current assets	1,130,269	1,122,603	1,052,372
Property, plant and equipment, at cost, net of accumulated depreciation of $310,934, $303,043 and $293,008, respectively	273,016	260,524	253,009
Intangible assets, net (Note 6)	36,952	37,618	38,319
Goodwill	14,438	14,438	14,438
Other non-current assets	22,359	23,659	27,957
Total assets	$1,477,034	$1,458,842	$1,386,095
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable	$—	$156	$—
Accounts payable	185,984	142,240	196,478
Accrued liabilities (Note 7)	84,878	105,190	84,242
Income taxes payable	3,895	4,406	5,020
Deferred income taxes	18	67	941
Total current liabilities	274,775	252,059	286,681
Income taxes payable	13,205	11,638	13,296
Deferred income taxes	1,778	1,807	1,716
Other long-term liabilities	27,820	27,171	25,684
Total liabilities	317,578	292,675	327,377
Commitments and contingencies (Note 13)
Columbia Sportswear Company Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 125,000 shares authorized; 34,409, 34,075 and 33,796 issued and outstanding, respectively (Note 10)	38,972	24,814	10,381
Retained earnings	1,082,634	1,094,690	1,005,759
Accumulated other comprehensive income (Note 9)	30,025	46,663	42,578
Total Columbia Sportswear Company shareholders’ equity	1,151,631	1,166,167	1,058,718
Non-controlling interest (Note 4)	7,825	—	—
Total equity	1,159,456	1,166,167	1,058,718
Total liabilities and equity	$1,477,034	$1,458,842	$1,386,095
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$280,495	$290,357	$628,802	$623,498
Cost of sales	160,211	172,489	355,214	357,694
Gross profit	120,284	117,868	273,588	265,804
Selling, general and administrative expenses	131,935	133,171	274,838	277,727
Net licensing income	1,654	4,555	3,981	6,530
Income (loss) from operations	(9,997)	(10,748)	2,731	(5,393)
Interest income, net	215	191	347	438
Other non-operating expense	(473)	—	(1,103)	—
Income (loss) before income tax	(10,255)	(10,557)	1,975	(4,955)
Income tax benefit	2,925	2,656	797	952
Net income (loss)	(7,330)	(7,901)	2,772	(4,003)
Net loss attributable to non-controlling interest	(253)	—	(253)	—
Net income (loss) attributable to Columbia Sportswear Company	$(7,077)	$(7,901)	$3,025	$(4,003)
Earnings (loss) per share attributable to Columbia Sportswear Company (Note 10):
Basic	$(0.21)	$(0.23)	$0.09	$(0.12)
Diluted	(0.21)	(0.23)	0.09	(0.12)
Cash dividends per share	$0.22	$0.22	$0.44	$0.44
Weighted average shares outstanding (Note 10):
Basic	34,353	33,780	34,260	33,743
Diluted	34,353	33,780	34,561	33,743
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(7,330)	$(7,901)	$2,772	$(4,003)
Other comprehensive loss:
Unrealized holding gains (losses) on available-for-sale securities (net of tax (expense) benefit of ($1), $4, ($4) and $4, respectively)	7	(31)	16	(32)
Unrealized gains (losses) on derivative transactions (net of tax expense of $599, $19, $1,149 and $248, respectively)	168	1,294	1,598	(583)
Foreign currency translation adjustments (net of tax (expense) benefit of ($137), $595, $98 and $260, respectively)	(5,517)	(8,311)	(18,174)	(3,704)
Other comprehensive loss	(5,342)	(7,048)	(16,560)	(4,319)
Comprehensive loss	(12,672)	(14,949)	(13,788)	(8,322)
Comprehensive loss attributable to non-controlling interest	(175)	—	(175)	—
Comprehensive loss attributable to Columbia Sportswear Company	$(12,497)	$(14,949)	$(13,613)	$(8,322)
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,772	$(4,003)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,891	21,044
Loss on disposal or impairment of property, plant, and equipment	299	186
Deferred income taxes	3,185	777
Stock-based compensation	4,282	4,303
Excess tax benefit from employee stock plans	(925)	(270)
Changes in operating assets and liabilities:
Accounts receivable	153,383	147,995
Inventories	(60,449)	(160,057)
Prepaid expenses and other current assets	(8,446)	(9,287)
Other assets	116	(89)
Accounts payable	40,078	46,156
Accrued liabilities	(20,150)	(20,207)
Income taxes payable	1,017	(9,681)
Other liabilities	650	1,832
Net cash provided by operating activities	135,703	18,699
Cash flows from investing activities:
Purchases of short-term investments	(61,286)	(39,273)
Sales of short-term investments	16,437	6,960
Capital expenditures	(31,502)	(21,400)
Proceeds from sale of property, plant, and equipment	45	—
Net cash used in investing activities	(76,306)	(53,713)
Cash flows from financing activities:
Proceeds from credit facilities	4,075	8,304
Repayments on credit facilities	(4,231)	(8,304)
Proceeds from issuance of common stock under employee stock plans	11,050	4,199
Tax payments related to restricted stock unit issuances	(2,019)	(1,197)
Excess tax benefit from employee stock plans	925	270
Repurchase of common stock	—	(206)
Capital contribution from non-controlling interest	8,000	—
Cash dividends paid	(15,081)	(14,849)
Net cash provided by (used in) financing activities	2,719	(11,783)
Net effect of exchange rate changes on cash	(12,469)	(992)
Net increase (decrease) in cash and cash equivalents	49,647	(47,789)
Cash and cash equivalents, beginning of period	290,781	241,034
Cash and cash equivalents, end of period	$340,428	$193,245
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,058	$13,479
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	$3,885	$1,972
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of June 30, 2013 and 2012, the results of operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. The December 31, 2012 financial information was derived from the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results to be expected for the full year.
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
Principles of Consolidation:
The consolidated financial statements include the accounts of Columbia Sportswear Company and its wholly owned subsidiaries (the "Company") and entities in which the Company maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Restructuring charges:
In connection with its continuing cost containment measures, the Company accrued and expensed restructuring charges of $2,314,000 during the three months ended June 30, 2013, and $4,685,000 and $4,007,000 during the six months ended June 30, 2013 and 2012, respectively. The Company did not incur any restructuring charges during the three months ended June 30, 2012. Restructuring charges incurred during the six months ended June 30, 2013 primarily consisted of employee and contract termination costs in its European operation. All such costs are included in selling, general and administrative expenses.
Recent Accounting Pronouncements:
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted the new guidance as of January 1, 2013. The adoption of this standard did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.
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
NOTE 3—CONCENTRATIONS
Trade Receivables
The Company had two customers, one in its Europe, Middle East and Africa ("EMEA") segment and one North American customer included in its United States and Canada segments, that accounted for approximately 12.4% and 11.2%, respectively, of consolidated accounts receivable at June 30, 2013. No single customer accounted for 10% or more of consolidated accounts receivable at December 31 or June 30, 2012. The Company had one customer in its EMEA segment that accounted for approximately 10.4% and 13.2% of consolidated revenues for the three months ended June 30, 2013 and 2012, respectively. No customer accounted for 10% or more of consolidated revenues for the six months ended June 30, 2013 or 2012.
NOTE 4—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources, Ltd. ("Swire") to support the development of the Company's business in China. The joint venture is expected to begin operations on January 1, 2014. During the three months ended June 30, 2013, Swire made an initial capital contribution of $8,000,000 in cash and the Company made an initial capital contribution of $12,000,000 in cash, which are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets as of June 30, 2013. Swire's share of net income (loss) is included in net loss attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013. The non-controlling interest in this entity is included in total equity as non-controlling interest on the Condensed Consolidated Balance Sheets as of June 30, 2013.
The following table presents the changes in equity for the six months ended June 30, 2013 (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Columbia Sportswear Company	Non-Controlling Interest	Total
BALANCE, DECEMBER 31, 2012	$1,166,167	$—	$1,166,167
Net income (loss)	3,025	(253)	2,772
Other comprehensive income (loss):
Unrealized holding gains on available for sale securities	16	—	16
Derivative holding gains	1,598	—	1,598
Foreign currency translation adjustments	(18,252)	78	(18,174)
Cash dividends ($0.44 per share)	(15,081)	—	(15,081)
Issuance of common stock under employee stock plans, net	9,031	—	9,031
Capital contribution from non-controlling interest	—	8,000	8,000
Tax adjustment from stock plans	845	—	845
Stock-based compensation expense	4,282	—	4,282
BALANCE, JUNE 30, 2013	$1,151,631	$7,825	$1,159,456
NOTE 5—INVENTORIES, NET
Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.
Inventories, net, consisted of the following (in thousands):

	June 30, 2013	December 31, 2012	June 30, 2012
Raw materials	$1,347	$1,633	$1,720
Work in process	1,478	1,969	1,569
Finished goods	420,940	359,723	519,789
	$423,765	$363,325	$523,078
NOTE 6—INTANGIBLE ASSETS, NET
Intangible assets that are determined to have finite lives include patents and purchased technology and are amortized over their estimated useful lives, which are approximately 10 years. Intangible assets with indefinite useful lives include trademarks and tradenames and are not amortized but are periodically evaluated for impairment.
The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	June 30, 2013	December 31, 2012	June 30, 2012
Intangible assets subject to amortization
Gross carrying amount	$14,198	$14,198	$14,198
Accumulated amortization	(4,667)	(4,001)	(3,300)
Net carrying amount	9,531	10,197	10,898
Intangible assets not subject to amortization	27,421	27,421	27,421
Intangible assets, net	$36,952	$37,618	$38,319
Annual amortization expense for intangible assets subject to amortization is estimated to be $1,330,000 in 2013 through 2017.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 7—PRODUCT WARRANTY
Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. The warranty reserve is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$9,683	$9,833	$10,209	$10,452
Charged to costs and expenses	1,269	786	2,784	1,965
Claims settled	(1,236)	(1,068)	(3,170)	(2,957)
Other	(51)	(98)	(158)	(7)
Balance at end of period	$9,665	$9,453	$9,665	$9,453
NOTE 8—STOCK-BASED COMPENSATION
The Company’s Stock Incentive Plan (the “Plan”) allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards. The majority of all stock option and restricted stock unit grants outstanding under the Plan were granted in the first quarter of each fiscal year.
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$883	$869	$1,710	$1,777
Restricted stock units	1,449	1,322	2,572	2,526
Total	$2,332	$2,191	$4,282	$4,303
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
The following table presents the weighted average assumptions for stock options granted in the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected term	7.02 years	7.69 years	4.72 years	4.79 years
Expected stock price volatility	28.54%	29.66%	30.80%	32.20%
Risk-free interest rate	1.55%	1.09%	0.69%	0.89%
Expected dividend yield	1.44%	1.79%	1.63%	1.80%
Weighted average grant date fair value	$16.45	$12.85	$12.31	$11.57
During the six months ended June 30, 2013 and 2012, the Company granted a total of 327,979 and 354,934 stock options, respectively. At June 30, 2013, unrecognized costs related to outstanding stock options totaled approximately $7,178,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

using the straight-line attribution method. Unrecognized costs related to stock options at June 30, 2013 are expected to be recognized over a weighted average period of 2.68 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, dividend yield and closing price of the Company’s common stock on the date of grant.

The following table presents the weighted average assumptions for restricted stock units granted in the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Vesting period	3.07 years	2.90 years	3.93 years	3.84 years
Expected dividend yield	1.44%	1.78%	1.60%	1.79%
Estimated average grant date fair value per restricted stock unit	$58.67	$46.90	$51.78	$45.96
During the six months ended June 30, 2013 and 2012, the Company granted 144,477 and 159,097 restricted stock units, respectively. At June 30, 2013, unrecognized costs related to outstanding restricted stock units totaled approximately $12,767,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at June 30, 2013 are expected to be recognized over a weighted average period of 2.73 years.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments. The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the three months ended June 30, 2013 (in thousands):

	Unrealized gains on available for sale securities	Unrealized holding gains on derivative transactions	Foreign currency translation adjustments	Total
Balance at March 31, 2013	$—	$3,935	$31,510	$35,445
Other comprehensive income (loss) before reclassifications	7	727	(5,595)	(4,861)
Amounts reclassified from other comprehensive income	—	(559)	—	(559)
Net other comprehensive income (loss) during the period	7	168	(5,595)	(5,420)
Balance at June 30, 2013	$7	$4,103	$25,915	$30,025
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the three months ended June 30, 2012 (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Unrealized losses on available for sale securities	Unrealized holding gains on derivative transactions	Foreign currency translation adjustments	Total
Balance at March 31, 2012	$(3)	$5,373	$44,256	$49,626
Other comprehensive income (loss) before reclassifications	(31)	1,763	(8,311)	(6,579)
Amounts reclassified from other comprehensive income	—	(469)	—	(469)
Net other comprehensive income (loss) during the period	(31)	1,294	(8,311)	(7,048)
Balance at June 30, 2012	$(34)	$6,667	$35,945	$42,578
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the six months ended June 30, 2013 (in thousands):

	Unrealized gains (losses) on available for sale securities	Unrealized holding gains on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2012	$(9)	$2,505	$44,167	$46,663
Other comprehensive income (loss) before reclassifications	16	2,880	(18,252)	(15,356)
Amounts reclassified from other comprehensive income	—	(1,282)	—	(1,282)
Net other comprehensive income (loss) during the period	16	1,598	(18,252)	(16,638)
Balance at June 30, 2013	$7	$4,103	$25,915	$30,025
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the six months ended June 30, 2012 (in thousands):

	Unrealized losses on available for sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2011	$(2)	$7,250	$39,649	$46,897
Other comprehensive income (loss) before reclassifications	(32)	593	(3,704)	(3,143)
Amounts reclassified from other comprehensive income	—	(1,176)	—	(1,176)
Net other comprehensive income (loss) during the period	(32)	(583)	(3,704)	(4,319)
Balance at June 30, 2012	$(34)	$6,667	$35,945	$42,578
All reclassification adjustments related to derivative transactions are recorded in cost of sales on the Condensed Consolidated Statements of Operations. See Note 12 for further information regarding derivative instrument reclassification adjustments.
NOTE 10—EARNINGS PER SHARE
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average shares of common stock outstanding, used in computing basic earnings per share	34,353	33,780	34,260	33,743
Effect of dilutive stock options and restricted stock units	—	—	301	—
Weighted-average shares of common stock outstanding, used in computing diluted earnings per share	34,353	33,780	34,561	33,743
Earnings (loss) per share of common stock attributable to Columbia Sportswear Company:
Basic	$(0.21)	$(0.23)	$0.09	$(0.12)
Diluted	(0.21)	(0.23)	0.09	(0.12)

Stock options and service-based restricted stock units representing 2,120,277 and 2,424,665 shares of common stock outstanding for the three months ended June 30, 2013 and 2012, respectively, and 2,371,676 shares of common stock for the six months ended June 30, 2012 were excluded from the computation of diluted EPS because their effect would be anti-dilutive due to a net loss in the period. Stock options and service-based restricted stock units representing 626,608 shares of common stock for the six months ended June 30, 2013 were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 13,484 and 37,846 shares of common stock for the three months ended June 30, 2013 and 2012, respectively, and 13,484 and 34,356 shares of common stock for the six months ended June 30, 2013 and 2012 were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.
Since the inception of the Company’s stock repurchase plan in 2004 through June 30, 2013, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of June 30, 2013, the Company had repurchased 9,593,278 shares under this program at an aggregate purchase price of approximately $441,443,000. During the six months ended June 30, 2013, the Company did not repurchase any shares of the Company's common stock. During the six months ended June 30, 2012, the Company repurchased an aggregate of $206,000 of the Company's common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
NOTE 11—SEGMENT INFORMATION
The Company operates in four geographic segments: (1) United States, (2) Latin America and Asia Pacific ("LAAP"), (3) Europe, Middle East and Africa (“EMEA”) and (4) Canada, which are reflective of the Company’s internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of active outdoor apparel, footwear, accessories and equipment.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The geographic distribution of the Company’s net sales and income (loss) from operations are summarized in the following tables (in thousands). Inter-segment net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales to unrelated entities:
United States	$139,789	$132,075	$340,287	$325,122
LAAP	81,283	84,194	164,329	160,946
EMEA	53,034	69,941	93,954	108,072
Canada	6,389	4,147	30,232	29,358
	$280,495	$290,357	$628,802	$623,498
Segment income (loss) from operations:
United States	$(11,200)	$(15,174)	$(3,147)	$(12,436)
LAAP	6,969	14,431	14,765	25,391
EMEA	(1,163)	(3,317)	(6,275)	(13,289)
Canada	(4,603)	(6,688)	(2,612)	(5,059)
Total income (loss) from operations	(9,997)	(10,748)	2,731	(5,393)
Interest	215	191	347	438
Other non-operating expense	(473)	—	(1,103)	—
Income (loss) before income taxes	$(10,255)	$(10,557)	$1,975	$(4,955)
NOTE 12—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency. The Company manages this risk by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge effectiveness and included in current cost of sales. Hedge ineffectiveness was not material during the three and six months ended June 30, 2013 and 2012.

The Company also uses currency forward contracts not formally designated as hedges to manage the currency exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities by subsidiaries that use European euros, Canadian dollars, Japanese yen, Korean won or Chinese renminbi as their functional currency. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, payables and intercompany loans. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in other non-operating income (expense), net by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	June 30, 2013	December 31, 2012	June 30, 2012
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$71,500	$70,000	$78,250
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	77,000	121,934	117,584
At June 30, 2013, approximately $6,001,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.
At June 30, 2013, the Company’s derivative contracts had a remaining maturity of approximately two years or less. All the counterparties to these transactions had both long-term and short-term investment grade credit ratings and as a result, the Company does not require collateral to facilitate transactions. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $2,000,000 at June 30, 2013. The Company does not hold derivatives featuring credit-related contingent terms. In addition, the Company is not a party to any derivative master agreement featuring credit-related contingent terms. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	June 30, 2013	December 31, 2012	June 30, 2012
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$2,516	$2,147	$3,993
Currency forward contracts	Other non-current assets	343	489	—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	262	579	225
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	1,855	4,072	3,553
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	460	743	1,675

The following table presents the effect and classification of derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income or loss	—	$727	$1,763	$2,880	$593
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	766	481	1,626	792
Gain reclassified from accumulated other comprehensive income or loss to income as a result of cash flow hedge discontinuance	Cost of sales	—	—	—	441
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(2)	(95)	(45)	(4)
Derivative instruments not designated as cash flow hedges:
Gain recognized in income	Other non-operating expense	2,663	—	6,012	—
Loss recognized in income	Selling, general and administrative expense	—	(3,480)	—	(6,253)
NOTE 13—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories and equipment. At June 30, 2013, inventory purchase obligations were $262,202,000.
Litigation
The Company is a party to various legal claims, actions and complaints from time to time. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
NOTE 14—FAIR VALUE MEASURES
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
Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 are as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$186,245	$—	$—	$186,245
Time deposits	25,073	16,637	—	41,710
U.S. Government-backed municipal bonds	—	40,741	—	40,741
Available-for-sale short-term investments (1)
Certificates of deposit	—	4,905	—	4,905
Variable-rate demand notes	—	56,615	—	56,615
U.S. Government-backed municipal bonds	—	28,004	—	28,004
Trading securities
Mutual fund shares	657	—	—	657
Other current assets
Derivative financial instruments (Note 12)	—	4,371	—	4,371
Other non-current assets
Derivative financial instruments (Note 12)	—	343	—	343
Mutual fund shares	4,181	—	—	4,181
Total assets measured at fair value	$216,156	$151,616	$—	$367,772
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 12)	$—	$722	$—	$722
Total liabilities measured at fair value	$—	$722	$—	$722

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$70,857	$—	$—	$70,857
Time deposits	25,035	—	—	25,035
Certificates of deposit	—	2,450	—	2,450
U.S. Government-backed repurchase agreements	—	25,000	—	25,000
U.S. Government-backed municipal bonds	—	5,348	—	5,348
Available-for-sale short-term investments (1)
Certificates of deposit	—	7,596	—	7,596
Variable-rate demand notes	—	22,640	—	22,640
U.S. Government-backed municipal bonds	—	14,425	—	14,425
Other current assets
Derivative financial instruments (Note 12)	—	6,219	—	6,219
Other non-current assets
Derivative financial instruments (Note 12)	—	489	—	489
Mutual fund shares	4,080	—	—	4,080
Total assets measured at fair value	$99,972	$84,167	$—	$184,139
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 12)	$—	$1,322	$—	$1,322
Total liabilities measured at fair value	$—	$1,322	$—	$1,322

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2012 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$85,373	$—	$—	$85,373
Time deposits	10,012	—	—	10,012
Certificates of deposit	—	3,294	—	3,294
U.S. Government-backed municipal bonds	—	28,456	—	28,456
Available-for-sale short-term investments (1)
Certificates of deposit	—	4,598	—	4,598
Time deposits	—	2,109	—	2,109
Variable-rate demand notes	—	9,870	—	9,870
U.S. Government-backed municipal bonds	—	18,689	—	18,689
Other current assets
Derivative financial instruments (Note 12)	—	7,546	—	7,546
Other non-current assets
Mutual fund shares	3,566	—	—	3,566
Total assets measured at fair value	$98,951	$74,562	$—	$173,513
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 12)	$—	$1,900	$—	$1,900
Total liabilities measured at fair value	$—	$1,900	$—	$1,900

(1)	Investments have remaining maturities greater than three months but less than two years and are available for use in current operations.

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2013, December 31, 2012, or June 30, 2012.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, distribution channels and product categories, licensing income, expenses, input costs and cost containment measures, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, including commencement and further funding of our China joint venture, investments in our information technology systems, our direct-to-consumer channels and other capital expenditures, access to raw materials and factory capacity, financing and working capital requirements and resources, tax rates and pre-tax income, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
The popularity of outdoor activities, changing design trends, consumer adoption of innovative performance technologies and the availability and desirability of competitor alternatives affect consumer desire for our products. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences by adjusting the mix and price points of available product offerings, developing new products with innovative performance features and designs, and creating persuasive and memorable marketing communications to generate consumer awareness, demand and retention. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.
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

•	Changes in mix and volume of full price sales in contrast with closeout product sales and promotional sales activity;

•	Costs to support supply chain and information technology infrastructure investments and projects, including our multi-year global enterprise resource planning ("ERP") system implementation;

•	Our ability to implement and maintain effective cost containment measures in order to limit the growth of selling, general and administrative (“SG&A”) expenses;

•
Continued economic uncertainty, which is creating headwinds in key global markets, particularly Europe as it relates to our EMEA direct business where we have ongoing efforts to revitalize Columbia brand sales;

•	Ongoing political and economic uncertainty, particularly in South America with respect to import restrictions and currency constraints in key distributor markets;

•	The rate of new store expansion and performance of our existing stores in our direct-to-consumer operations;

•	Changes in consumer spending activity; and

•	Fluctuating currency exchange rates.
These factors and others may have a material effect on our financial condition, results of operations, or cash flows, particularly with respect to quarterly comparisons.
Our previously announced joint venture in mainland China with Swire is expected to commence operations effective January 1, 2014, subject to regulatory approval in the People's Republic of China and other conditions customary in transactions of this size and type. As a majority-owned entity, the joint venture's operations will be included in our consolidated financial results. During 2013, our financial results will be affected as we transition to the joint venture from our current third-party distributor relationship with Swire. We funded our initial capital contribution of $12 million in cash and Swire funded its initial capital contribution of $8 million in cash to the joint venture during the second quarter of 2013. Additional capital will be provided in the fourth quarter of 2013 in the form of proportionate shareholder loans totaling up to $40 million. We have incurred approximately $1.3 million of organizational and other pre-operating SG&A expenses during the first half of 2013 and we expect to incur an additional approximately $2.2 million of these expenses during the second half of the year. Our shipments of spring 2014 inventory for the China market, anticipated to begin in the fourth quarter of 2013, will be sold directly to the joint venture entity. The related sales, gross margin, and licensing income, which we would have recognized in the fourth quarter of 2013 under the distributor model, will be deferred and recognized in future periods as the joint venture sells that inventory to wholesale customers and consumers. Similarly, on or about December 31, 2013, Swire's inventory of fall 2013 and prior seasons will be transferred to the joint venture. We have begun deferring 2013 profits related to the existing inventory expected to be transferred to the joint venture and we will recognize those profits as the inventory is sold by the joint venture in future periods. The actual amount of profit eliminations and deferrals from the remainder of 2013 into future periods will be dependent upon the volume of inventory purchased by the joint venture in the fourth quarter of 2013 and the actual remaining balance of prior season inventory transferred to the joint venture at December 31, 2013. These adjustments have been included in our 2013 outlook described below.
Our current fiscal year 2013 outlook assumes:

•
a net sales decline of up to 2.5 percent compared to 2012, including a decline in North America wholesale net sales resulting from cautious fall 2013 advance orders following mild winter weather in 2012 and declines in Europe primarily due to continued product assortment and macro-economic challenges that have hampered our ongoing efforts to revitalize our brands in key European markets. We also expect net sales to decline in the LAAP region following two years of rapid growth, driven by a decline in Japan resulting from a significantly weaker yen, the effects described above of transitioning to a joint venture in China, import restrictions and currency constraints in key South American distributor markets, and the transition to a new distributor in Australia. These declines are expected to be partially offset by expansion of our global direct-to-consumer business;

•
gross margin expansion of approximately 10 basis points compared with 2012, reflecting a higher proportion of direct-to-consumer sales and less promotional activity, partially offset by the effect of deferring approximately $2.3 million of gross profit into 2014 as a result of the transition to a joint venture in China, and unfavorable foreign currency hedge rates;

•
SG&A expenses approximately 1.5 percent higher than 2012, resulting in SG&A expense deleverage of approximately 140 basis points. The slight increase in expected SG&A expense includes pre-tax restructuring charges of approximately $4.8 million, primarily related to employee termination and lease exit costs in our European operation, and $3.5 million in pre-operating expenses related to the China joint venture. The drivers of increased SG&A expense include expansion of our direct-to-consumer platform, compensation and benefit increases, and continued investment in information technology and ERP implementation; partially offset by favorable foreign currency exchange translation and reduced expenses from our EMEA business;

•	licensing income comparable to 2012, including the effect of deferring approximately $3.9 million of licensing income into 2014 in conjunction with the transition to the China joint venture.

•
the year-over-year differences in currency exchange rates, particularly the Japanese yen, are anticipated to negatively affect net sales and operating income by approximately 2 percent and 3 percent, respectively;

•
a full year tax rate of approximately 26 percent; however, the actual rate could differ, perhaps significantly, based on the status of tax uncertainties, the geographic mix of pre-tax income, and other discrete events that may occur during the year;

•	2013 capital expenditures of approximately $65 million, comprising information technology, project-based and maintenance capital, and direct-to-consumer expansion.
The combination of the above assumptions leads us to anticipate 2013 operating margin of approximately 6.8 percent. Excluding anticipated restructuring charges of approximately $4.8 million, and the effects of pre-operating costs of approximately $3.5 million and income deferral of approximately $6.2 million related to transitioning to the China joint venture, full year 2013 operating margins are expected to be approximately 7.6 percent. We continue to evaluate all areas of our business in order to streamline our business and improve operating results.
Results of Operations
The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes that appear elsewhere in this quarterly report. All references to quarters relate to the quarter ended June 30 of the particular year.
The second quarter is our smallest revenue quarter, historically accounting for approximately 15 percent of our annual net sales. As a result, geographic, product category and brand net sales results often produce large percentage variances when compared with the prior year's comparable period due to the small base of comparison and changes in the timing of shipments. Seasonal shipments to our international distributors may occur late in the second quarter or early in the third quarter. In addition, our fixed cost structure amplifies the seasonal sales effect on our profitability.
Highlights of the Second Quarter of 2013

•
Net sales for the second quarter of 2013 decreased $9.9 million, or 3%, to $280.5 million from $290.4 million for the second quarter of 2012. Changes in foreign currency exchange rates compared with the second quarter of 2012 negatively affected the consolidated net sales comparison by one percentage point.

•
Net loss for the second quarter of 2013, excluding our joint venture partner's share of start-up costs, decreased 10% to $7.1 million, or $0.21 per diluted share, including restructuring charges of approximately $1.7 million, or $0.05 per diluted share, net of tax, compared to a net loss of $7.9 million, or $0.23 per diluted share, for the second quarter of 2012.

•	We paid a quarterly cash dividend of $0.22 per share, or $7.6 million, in the second quarter of 2013.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.1	59.4	56.5	57.4
Gross profit	42.9	40.6	43.5	42.6
Selling, general and administrative expense	47.0	45.9	43.7	44.5
Net licensing income	0.5	1.6	0.6	1.0
Income (loss) from operations	(3.6)	(3.7)	0.4	(0.9)
Interest income, net	0.1	0.1	0.1	0.1
Other non-operating expense	(0.2)	—	(0.2)	—
Income (loss) before income tax	(3.7)	(3.6)	0.3	(0.8)
Income tax benefit	1.1	0.9	0.1	0.2
Net income (loss)	(2.6)	(2.7)	0.4	(0.6)
Net loss attributable to non-controlling interest	(0.1)	—	(0.1)	—
Net income (loss) attributable to Columbia Sportswear Company	(2.5)%	(2.7)%	0.5%	(0.6)%
Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012
Net Sales: Consolidated net sales decreased $9.9 million, or 3%, to $280.5 million for the second quarter of 2013 from $290.4 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the second quarter of 2012 negatively affected the consolidated net sales comparison by one percentage point.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended June 30,
	2013	2012	% Change
	(In millions, except for percentage changes)
United States	$139.8	$132.1	6%
LAAP	81.2	84.1	(3)%
EMEA	53.1	70.0	(24)%
Canada	6.4	4.2	52%
	$280.5	$290.4	(3)%
Net sales in the United States increased $7.7 million, or 6%, to $139.8 million for the second quarter of 2013 from $132.1 million for the comparable period in 2012. The increase in net sales in the United States consisted of a net sales increase in apparel, accessories and equipment, partially offset by a net sales decrease in footwear, and was driven by an increase in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business. The net sales increase in our direct-to-consumer business was led by the Columbia brand, followed by the Sorel and Mountain Hardwear brands, and was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At June 30, 2013, we operated 65 retail stores, compared with 55 at June 30, 2012.
Net sales in the LAAP region decreased $2.9 million, or 3%, to $81.2 million for the second quarter of 2013 from $84.1 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the second quarter of 2012 negatively affected the LAAP net sales comparison by approximately five percentage points. The net sales decrease in the LAAP region was led by apparel, accessories and equipment, followed by footwear. The LAAP net sales decrease was led by a net sales decrease in the Columbia brand and was led by Japan, followed by our LAAP distributor business, partially offset by a net sales increase in Korea. The decrease in Japan net sales was due to unfavorable changes in currency exchange rates that offset a net sales increase in local currency. The LAAP distributor net sales decrease was primarily due to lower demand in certain distributor markets. The increase in Korea net sales was primarily due to a greater number of retail stores operating during the second quarter of 2013 than during the second quarter of 2012.
Net sales in the EMEA region decreased $16.9 million, or 24%, to $53.1 million for the second quarter of 2013 from $70.0 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the second quarter of 2012 negatively affected the EMEA net sales comparison by less than one percentage point. The net sales decrease in the EMEA region was led by apparel, accessories and equipment, followed by footwear. The decrease in net sales in the EMEA region was concentrated in Columbia brand net sales to our EMEA distributors. The EMEA distributor net sales decrease was primarily due to a shift in the timing of shipments as a higher percentage of increased fall 2013 advance orders are expected to ship in the third quarter of 2013, while a higher percentage of fall 2012 advance orders shipped in the second quarter of 2012.
Net sales in Canada increased $2.2 million, or 52%, to $6.4 million for the second quarter of 2013 from $4.2 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the second quarter of 2012 negatively affected the net sales comparison by approximately six percentage points. The increase in net sales in Canada was concentrated in Columbia brand apparel, accessories and equipment.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended June 30,
	2013	2012	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$235.7	$240.9	(2)%
Footwear	44.8	49.5	(9)%
	$280.5	$290.4	(3)%
Net sales of apparel, accessories and equipment decreased $5.2 million, or 2%, to $235.7 million for the second quarter of 2013 from $240.9 million for the comparable period in 2012. The decrease in apparel, accessories and equipment net sales was primarily concentrated in the Columbia brand, and was led by the EMEA region, followed by the LAAP region, partially offset by net sales increases in the United States and Canada. The apparel, accessories and equipment net sales decrease in the EMEA region consisted of a net sales decrease in our EMEA distributor business, reflecting a shift in timing of shipments of fall 2013 advance orders into the third quarter of 2013 compared to the same period in 2012.
Net sales of footwear decreased $4.7 million, or 9%, to $44.8 million for the second quarter of 2013 compared to $49.5 million for the comparable period in 2012. The decrease in footwear net sales was led by a net sales decrease in the Columbia brand, followed by the Montrail brand. The decrease in footwear net sales was led by the EMEA region, followed by the LAAP region, and the United States. The decrease in footwear net sales in the EMEA region consisted of decreases in all brands and was due to a shift in timing of shipments of fall 2013 advance orders into the third quarter of 2013 compared to the same period in 2012.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended June 30,
	2013	2012	% Change
	(In millions, except for percentage changes)
Columbia	$252.5	$260.7	(3)%
Mountain Hardwear	22.5	23.7	(5)%
Sorel	2.9	2.9	—%
Other	2.6	3.1	(16)%
	$280.5	$290.4	(3)%
The net sales decrease for the second quarter of 2013 compared to the second quarter of 2012 was led by the Columbia brand, followed by the Mountain Hardwear brand. The Columbia brand net sales decrease was led by the EMEA region, followed by the LAAP region, partially offset by net sales increases in the United States and Canada.
Gross Profit: Gross profit, as a percentage of net sales, increased to 42.9% for the second quarter of 2013 from 40.6% for the comparable period in 2012. Gross profit expansion was primarily due to:

•	A higher proportion of direct-to-consumer sales, which generate higher gross margins;

•	A lower proportion of shipments to distributors, which carry lower gross margins; and

•	Increased full price gross margins for spring 2013 products;
partially offset by:

•	A higher proportion of closeout sales.
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
SG&A expense decreased $1.3 million, or 1%, to $131.9 million, or 47.0% of net sales, for the second quarter of 2013 from $133.2 million, or 45.9% of net sales, for the comparable period in 2012. The SG&A expense decrease was primarily due to:

•	Decreased expenses related to our ongoing ERP implementation due to a higher capitalization rate of project expenditures;

•	Favorable foreign currency exchange rates; and

•	Lower personnel and related expenses in our European business;

partially offset by:

•	Expansion of our direct-to-consumer operations globally; and

•	Restructuring charges primarily related to our European business.
Depreciation and amortization included in SG&A expense totaled $9.8 million for the second quarter of 2013, compared to $9.7 million for the same period in 2012.
Net Licensing Income: Net licensing income decreased $2.9 million to $1.7 million for the second quarter of 2013 compared to $4.6 million for the same period in 2012. The decrease in net licensing income was primarily due to a shift in timing of production and delivery of licensed product into the third quarter of 2013. This shift was driven by later delivery dates requested by an independent distributor in the LAAP region.
Interest Income, Net: Net interest income was $0.2 million for the second quarter of 2013 and 2012. Interest expense was nominal for the second quarter of 2013 and for the comparable period in 2012.
Other Non-Operating Expense: Other non-operating expense was $0.5 million for the second quarter of 2013 and consisted of foreign currency gains and losses.
Income Tax Benefit: Income tax benefit increased to $2.9 million for the second quarter of 2013 from $2.7 million for the comparable period in 2012. Our effective income tax rate was 28.5% for the second quarter of 2013 compared to 25.2% for the same period in 2012. Our effective income tax rate increased primarily due to the effect of discrete expenses that were recognized in the second quarter of 2012 that did not recur in 2013. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods.
Net Loss Attributable to Columbia Sportswear Company: Net loss decreased $0.8 million, or 10%, to $7.1 million, or $0.21 per diluted share, including restructuring charges of approximately $1.7 million, or $0.05 per diluted share, net of tax, for the second quarter of 2013 from $7.9 million, or $0.23 per diluted share for the comparable period in 2012, which was not affected by restructuring charges.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Net Sales: Consolidated net sales increased $5.3 million, or 1%, to $628.8 million for the six months ended June 30, 2013 from $623.5 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the six months ended June 30, 2012 negatively affected the consolidated net sales comparison by one percentage point.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Six Months Ended June 30,
	2013	2012	% Change
	(In millions, except for percentage changes)
United States	$340.3	$325.1	5%
LAAP	164.3	160.9	2%
EMEA	94.0	108.1	(13)%
Canada	30.2	29.4	3%
	$628.8	$623.5	1%
Net sales in the United States increased $15.2 million, or 5%, to $340.3 million for the six months ended June 30, 2013 from $325.1 million for the comparable period in 2012. The increase in net sales in the United States was led by apparel, accessories and equipment, followed by footwear, and consisted of an increase in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business. The net sales increase in our direct-to-consumer business was led by the Columbia brand, followed by the Sorel and Mountain Hardwear brands, and was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At June 30, 2013, we operated 65 retail stores, compared with 55 at June 30, 2012.
Net sales in the LAAP region increased $3.4 million, or 2%, to $164.3 million for the six months ended June 30, 2013 from $160.9 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the six months ended June 30, 2012 negatively affected the LAAP net sales comparison by approximately five percentage points. The net sales increase in the LAAP region was led by apparel, accessories and equipment, followed by footwear. The LAAP net sales increase primarily consisted of a net sales increase in the Columbia brand, partially offset by decreased Mountain Hardwear brand net sales, and was led by Korea, followed by our LAAP distributor business, partially offset by a net sales decrease in Japan. The increase in Korea net sales was due to a greater number of retail stores operating during the six months ended June 30, 2013 than during the comparable period in 2012, partially offset by decreased sales from existing stores. The LAAP distributor net sales increase was primarily due to a shift in timing of shipments as a higher percentage of spring 2013 advance orders shipped in the first quarter of 2013, while a higher percentage of spring 2012 advance orders shipped in the fourth quarter of 2011. The decrease in Japan net sales was primarily due to unfavorable changes in currency exchange rates that more than offset a net sales increase in local currency.
Net sales in the EMEA region decreased $14.1 million, or 13%, to $94.0 million for the six months ended June 30, 2013 from $108.1 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the six months ended June 30, 2012 contributed less than one percentage point of benefit to the EMEA net sales comparison. The net sales decrease in the EMEA region was led by apparel, accessories and equipment, followed by footwear. The decrease in net sales in the EMEA region was concentrated in the Columbia brand and our EMEA distributor business. The EMEA distributor net sales decrease was primarily due to a shift in the timing of shipments as a higher percentage of increased fall 2013 advance orders are expected to ship in the third quarter of 2013, while a higher percentage of fall 2012 advance orders shipped in the second quarter of 2012.
Net sales in Canada increased $0.8 million, or 3%, to $30.2 million for the six months ended June 30, 2013 from $29.4 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the six months ended June 30, 2012 contributed less than one percentage point of benefit to the Canada net sales comparison. The increase in net sales in Canada was led by the Sorel brand, followed by the Columbia brand, and was led by apparel, accessories and equipment, followed by footwear.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Six Months Ended June 30,
	2013	2012	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$530.0	$525.2	1%
Footwear	98.8	98.3	1%
	$628.8	$623.5	1%
Net sales of apparel, accessories and equipment increased $4.8 million, or 1%, to $530.0 million for the six months ended June 30, 2013 from $525.2 million for the comparable period in 2012. The increase in apparel, accessories and equipment net sales was primarily concentrated in the Columbia brand, and was led by the United States, followed by the LAAP region and Canada, partially offset by a net sales decrease in the EMEA region. The apparel, accessories and equipment net sales increase in the United States consisted of a net sales increase in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business.
Net sales of footwear increased $0.5 million, or 1%, to $98.8 million for the six months ended June 30, 2013 compared to $98.3 million for the comparable period in 2012. The increase in footwear net sales consisted of a net sales increase in the Sorel brand, partially offset by net sales decreases in the Columbia and Montrail brands. The increase in footwear net sales was led by the United States, followed by Canada and the LAAP region, partially offset by a net sales decrease in the EMEA region. The increase in footwear net sales in the United States consisted primarily of an increase in the Sorel brand and was due to cold weather during the first quarter of 2013 which allowed us to liquidate a higher volume of fall product than in the first quarter of 2012.
Sales by Brand
Net sales by brand are summarized in the following table:

	Six Months Ended June 30,
	2013	2012	% Change
	(In millions, except for percentage changes)
Columbia	$553.6	$553.8	—%
Mountain Hardwear	54.6	54.4	—%
Sorel	15.3	9.3	65%
Other	5.3	6.0	(12)%
	$628.8	$623.5	1%
The net sales increase for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was led by the Sorel brand, followed by the Mountain Hardwear brand. The Sorel brand net sales increase was led by the United States, followed by Canada.
Gross Profit: Gross profit, as a percentage of net sales, increased to 43.5% for the six months ended June 30, 2013 from 42.6% for the comparable period in 2012. Gross profit expansion was primarily due to:

•	A lower proportion of shipments to distributors, which carry lower gross margins;

•	Increased full price gross margins for spring 2013 products; and

•	A lower volume of promotional sales activity;
partially offset by:

•	A higher volume of closeout sales.
Selling, General and Administrative Expense: SG&A expense decreased $2.9 million, or 1%, to $274.8 million, or 43.7% of net sales, for the six months ended June 30, 2013 from $277.7 million, or 44.5% of net sales, for the comparable period in 2012. The SG&A expense decrease was primarily due to:

•	Favorable foreign currency exchange rates; and

•	Decreased expenses related to our ongoing ERP implementation due to a higher capitalization rate of project expenditures;

partially offset by:

•	Expansion of our direct-to-consumer operations globally.
Depreciation and amortization included in SG&A expense totaled $19.3 million for the six months ended June 30, 2013, compared to $20.5 million for the same period in 2012.
Net Licensing Income: Net licensing income decreased $2.5 million to $4.0 million for the six months ended June 30, 2013 compared to $6.5 million for the same period in 2012. The decrease in net licensing income was primarily due to a shift in timing of production and delivery of licensed product into the third quarter of 2013. This shift was driven by later delivery dates requested by an independent distributor in the LAAP region.
Other Non-Operating Expense: Other non-operating expense was $1.1 million for the six months ended June 30, 2013 and consisted of foreign currency gains and losses.
Interest Income, Net: Net interest income was $0.3 million for the six months ended June 30, 2013 compared to $0.4 million for the same period in 2012. Interest expense was nominal for the six months ended June 30, 2013 and for the comparable period in 2012.

Income Tax Benefit: Income tax benefit decreased to $0.8 million for the six months ended June 30, 2013 from $1.0 million for the comparable period in 2012. Our effective income tax rate decreased primarily due to the U.S. legislative reinstatement of the research and development tax credit in 2013, which required us to recognize the benefit of our 2012 research and development activities in the first quarter of 2013.
Net Income (Loss) Attributable to Columbia Sportswear Company: Net income was $3.0 million, or $0.09 per diluted share, for the six months ended June 30, 2013 compared to a net loss of $4.0 million, or $0.12 per diluted share, for the comparable period in 2012.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our ongoing ERP implementation and the expansion of our global operations, including our planned joint venture in China, and general corporate needs. At June 30, 2013, we had total cash and cash equivalents of $340.4 million, compared to $290.8 million at December 31, 2012 and $193.2 million at June 30, 2012. In addition, we had short-term investments of $90.2 million at June 30, 2013, compared to $44.7 million at December 31, 2012 and $35.3 million at June 30, 2012. At June 30, 2013, approximately 43% of our cash and short-term investments were held by some of our foreign subsidiaries where a repatriation of those funds to the United States would likely result in a significant tax expense for us. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, it is our intent to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
Net cash provided by operating activities was $135.7 million for the six months ended June 30, 2013, compared to $18.7 million for the same period in 2012. The increase in cash provided by operating activities was primarily due to a reduction in inventory purchases and increased net income during the period.
Net cash used in investing activities was $76.3 million for the six months ended June 30, 2013, compared to $53.7 million for the comparable period in 2012. For the 2013 period, net cash used in investing activities primarily consisted of $44.8 million for net purchases of short-term investments and $31.5 million for capital expenditures. For the 2012 period, net cash used in investing activities primarily consisted of $32.3 million for net purchases of short-term investments and $21.4 million for capital expenditures.
Net cash provided by financing activities was $2.7 million for the six months ended June 30, 2013, compared to net cash used in financing activities of $11.8 million for the comparable period in 2012. For the 2013 period, net cash provided by financing activities primarily consisted of net proceeds from stock plan activity of $9.0 million and an $8.0 million capital contribution from our joint venture partner, partially offset by dividend payments of $15.1 million. For the 2012 period, net cash used in financing activities primarily consisted of dividend payments of $14.8 million, partially offset by net proceeds from stock plan activity of $3.0 million.
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At June 30, 2013, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines in place guaranteed by the parent company with a combined limit of approximately $106.6 million at June 30, 2013, of which $3.6 million is designated as a European customs guarantee. At June 30, 2013, no balance was outstanding under these subsidiary lines of credit.
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
Off-Balance Sheet Arrangements

We have arrangements in place to facilitate the import and purchase of inventory through import letters of credit. We maintain unsecured and uncommitted import lines of credit with a combined limit of $5.0 million at June 30, 2013, available for issuing documentary letters of credit. At June 30, 2013, no balance was outstanding under these letters of credit.
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
Changes in Internal Control over Financial Reporting
We are implementing an enterprise resource planning ("ERP") system, including complementary systems that support our operations and financial reporting, on a worldwide basis, which is expected to significantly impact our business and financial transaction and reporting processes. This implementation is occurring in phases globally over several years, and began with a roll-out to our Canadian subsidiary in April 2012. The implementation of a worldwide ERP system and associated systems affects the processes that constitute our internal control over financial reporting and will require continued testing for effectiveness as the implementation progresses.
There were no other changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
We Face Many Challenges Executing Growth Strategies
Our business strategies aim to achieve sustainable, profitable growth by creating innovative products, focusing on product design, utilizing innovations to differentiate our brand from competitors, working to ensure that our products are sold through strong distribution partners capable of effectively presenting our brands to consumers, increasing the impact of consumer communications to drive demand for our brands and sell-through of our products, making sure our products are merchandised and displayed appropriately in retail environments, expanding our presence in key markets across China, and continuing to build a brand enhancing direct-to-consumer business. We intend to pursue these strategies across our portfolio of brands, product categories and geographic markets. We face many challenges in implementing our business strategies. For example, our focus on innovation depends on our ongoing ability to identify, develop or secure rights to product improvements or developments through internal research, joint developments, acquisitions or licenses. Once obtained, these innovations and developments may not be profitable or have the desired effect of increasing demand for our products or enhancing our brands' image. The failure to implement our business strategies successfully could have a material adverse effect on our financial condition, results of operations or cash flows.
To implement our business strategies, we must continue to modify and fund various aspects of our business, to maintain and enhance our information systems and supply chain operations to respond to changes in demand, and to attract, retain and manage qualified personnel. These efforts, coupled with cost containment measures, place increasing strains on management, financial, product design, marketing, distribution, supply chain and other resources, and we may have operating difficulties as a result. For example, in support of our strategic initiatives, we are making significant investments in our business processes and information technology infrastructure that require significant management attention and corporate resources. These changes may make it increasingly difficult to pursue acquisitions or adapt our information technology systems and business processes to integrate an acquired business. These integration challenges may also be present as we integrate operations under a joint venture arrangement in China expected to be effective in 2014. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.
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
We expect implementation of this new information technology infrastructure to have a pervasive impact on our business processes and information systems across a significant portion of our operations. As a result, we will experience significant changes in our operational processes and internal controls as our implementation progresses which in turn will require significant change management, including training of our personnel. If we are unable to successfully manage these changes in order to implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
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
Our legacy ERP systems, on which we currently manage a substantial majority of our business, are highly customized. As a result, the availability of internal and external resources with the expertise to maintain these ERP systems is limited. Our legacy ERP systems may inhibit our ability to operate efficiently, which could have an adverse effect on our financial condition, results of operations or cash flows. For example, our legacy ERP systems may not be compatible with other systems that support desired functionality for our operations. As we transition from our legacy ERP systems to new ERP systems and supporting systems that interface with our new ERP systems, certain functionality and information from our legacy ERP systems may not be fully compatible with the new ERP systems. As a result, temporary processes may be required, including manual operations, which could significantly increase the risk of human errors in information used by the business and/or result in business disruptions, which could have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
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
In addition, since the majority of our products are manufactured outside of our principal sales markets, our products must be transported by third parties over large geographical distances. Shortages in ocean freight capacity, airfreight capacity and volatile fuel costs can result in rapidly changing transportation costs. For example, in previous years, shortages of sourcing and transportation capacity, combined with later-than-optimal production of advance orders, caused us to rely more heavily on airfreight to achieve timely delivery to our customers, resulting in significantly higher freight costs. Because we price our products in advance and changes in transportation and other costs may be difficult to predict, we may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
In the EMEA region, our business includes direct-to-consumer, wholesale and distributor sales. Continued economic weakness in Europe has hampered our ongoing efforts to revitalize sales of our brands in key European markets, and continued erosion of business in these markets could have a material adverse effect on our business.
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
We May Not Succeed in Realizing the Anticipated Benefits of Our New Joint Venture in China

In August 2012 we entered into an agreement with Swire Resources Limited ("Swire") to establish a joint venture for purposes of continuing the development of our business in China. The joint venture, in which we hold a 60% interest, will begin operations upon satisfaction of specified conditions, including receipt of certain governmental approvals from China. These approvals are anticipated to be received prior to January 1, 2014, the anticipated effective date of the joint venture; however, these government approvals may not be obtained as anticipated or at all, and if they are not, we may be forced to abandon the joint venture. Even if we are able to establish it, achieving the anticipated benefits of the joint venture is subject to a number of risks and uncertainties, including the following:

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

Our International Operations Involve Many Risks
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, foreign government fiscal crises, changes in consumer preferences, foreign currency fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials, and our cost of doing business. For example, unseasonably warm winter weather and a challenging macroeconomic environment in our EMEA region have hampered our ongoing efforts to elevate the Columbia brand in key European markets, where we have significant infrastructure investments. Also, ongoing political and economic uncertainty in two South American distributor markets have resulted in currency and import restrictions, limiting our ability to sell products in this region. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.
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
We earn a significant amount of our operating income from outside the United States, and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for us. If we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill through borrowings, equity offerings or other internal or external sources, we may experience unfavorable tax and earnings consequences as a result of cash transfers. These adverse consequences would occur, for example, if the transfer of cash into the United States is taxed and no offsetting foreign tax credit is available to offset the U.S. tax liability, resulting in lower earnings. Furthermore, foreign exchange ceilings imposed by local governments and the sometimes lengthy approval processes that foreign governments require for international cash transfers may delay or otherwise limit our internal cash transfers from time to time.
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
We also compete with other companies for the production capacity of independent factories that manufacture our products and for import capacity. Many of our competitors are significantly larger than we are and have substantially greater financial, distribution, marketing and other resources, more stable manufacturing resources and greater brand strength than we have. In addition, when our competitors combine operations through mergers, acquisitions or other transactions, their competitive strengths may increase.
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
Our Success Depends on Our Distribution Facilities
Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and services, such as the transition of the value added services function from independent factories to our distribution centers, and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky; in Canada, we have primarily relied on two distribution facilities in Strathroy, Ontario, one of which was transitioned to a facility in London, Ontario in late 2012 and the other of which was transitioned to this same London, Ontario facility in June 2013; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, we rely primarily on a third-party logistics distribution provider in Tokyo; and in Korea, we rely primarily on two leased distribution facilities near Seoul that we manage and operate.
Our distribution facilities in the United States, France and Canada are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations. For example, in addition to supporting our traditional wholesale business, our existing distribution facilities have been modified to enable them to also support our e-commerce business in the United States. Failure to successfully maintain and update these modifications could disrupt our wholesale and e-commerce shipments and may have a material adverse effect on our financial condition, results of operations or cash flows.
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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of June 30, 2013, the Company had repurchased 9,593,278 shares under this program at an aggregate purchase price of approximately $441,443,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
The Company did not repurchase any equity securities during the three months ended June 30, 2013.
Item 6 – EXHIBITS

(a)	Exhibits

10.1	Columbia Sportswear Company Executive Incentive Compensation Plan

10.2
Third amendment to Credit Agreement dated June 18, 2013 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on June 19, 2013) (File No. 0-23939)

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

COLUMBIA SPORTSWEAR COMPANY
Date: August 7, 2013	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)