Form 10-Q
period 2013-09-30
COLUMBIA SPORTSWEAR CO
filed 2013-11-07
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on October 25, 2013 was 34,499,355.

COLUMBIA SPORTSWEAR COMPANY
SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2013	December 31, 2012	September 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$274,160	$290,781	$94,164
Short-term investments	29,049	44,661	2,128
Accounts receivable, net of allowance of $8,731, $7,377 and $7,543, respectively	378,032	334,324	422,756
Inventories, net (Note 4)	410,111	363,325	475,733
Deferred income taxes	50,342	50,929	53,905
Prepaid expenses and other current assets	38,514	38,583	38,334
Total current assets	1,180,208	1,122,603	1,087,020
Property, plant and equipment, at cost, net of accumulated depreciation of $322,161, $303,043 and $297,036, respectively	280,682	260,524	260,423
Intangible assets, net (Note 5)	36,620	37,618	37,968
Goodwill	14,438	14,438	14,438
Other non-current assets	22,354	23,659	27,997
Total assets	$1,534,302	$1,458,842	$1,427,846
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable	$—	$156	$10,206
Accounts payable	141,755	142,240	109,879
Accrued liabilities (Note 6)	119,654	105,190	122,501
Income taxes payable	9,257	4,406	13,802
Deferred income taxes	67	67	954
Total current liabilities	270,733	252,059	257,342
Income taxes payable	14,355	11,638	14,841
Deferred income taxes	1,849	1,807	1,745
Other long-term liabilities	27,643	27,171	26,215
Total liabilities	314,580	292,675	300,143
Commitments and contingencies (Note 12)
Columbia Sportswear Company Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 125,000 shares authorized; 34,478, 34,075 and 33,941 issued and outstanding, respectively (Note 9)	44,371	24,814	17,482
Retained earnings	1,129,636	1,094,690	1,062,674
Accumulated other comprehensive income (Note 8)	37,905	46,663	47,547
Total Columbia Sportswear Company shareholders’ equity	1,211,912	1,166,167	1,127,703
Non-controlling interest (Note 3)	7,810	—	—
Total equity	1,219,722	1,166,167	1,127,703
Total liabilities and equity	$1,534,302	$1,458,842	$1,427,846
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$523,084	$545,005	$1,151,886	$1,168,503
Cost of sales	290,735	301,320	645,949	659,014
Gross profit	232,349	243,685	505,937	509,489
Selling, general and administrative expenses	162,951	160,154	437,789	437,881
Net licensing income	7,501	4,287	11,482	10,817
Income from operations	76,899	87,818	79,630	82,425
Interest income (expense), net	56	(17)	403	421
Other non-operating income (expense)	417	—	(686)	—
Income before income tax	77,372	87,801	79,347	82,846
Income tax expense	(22,822)	(23,426)	(22,025)	(22,474)
Net income	54,550	64,375	57,322	60,372
Net loss attributable to non-controlling interest	(36)	—	(289)	—
Net income attributable to Columbia Sportswear Company	$54,586	$64,375	$57,611	$60,372
Earnings per share attributable to Columbia Sportswear Company (Note 9):
Basic	$1.58	$1.90	$1.68	$1.79
Diluted	1.57	1.88	1.66	1.77
Cash dividends per share	$0.22	$0.22	$0.66	$0.66
Weighted average shares outstanding (Note 9):
Basic	34,452	33,872	34,325	33,761
Diluted	34,753	34,155	34,640	34,035
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$54,550	$64,375	$57,322	$60,372
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities (net of tax expense of $0, $4, $4 and $0, respectively)	(9)	32	7	—
Unrealized losses on derivative transactions (net of tax benefit of $1,372, $825, $223 and $577, respectively)	(3,204)	(3,369)	(1,606)	(3,952)
Foreign currency translation adjustments (net of tax (expense) benefit of ($308), ($149), ($210) and $111, respectively)	11,114	8,306	(7,060)	4,602
Other comprehensive income (loss)	7,901	4,969	(8,659)	650
Comprehensive income	62,451	69,344	48,663	61,022
Comprehensive loss attributable to non-controlling interest	(15)	—	(190)	—
Comprehensive income attributable to Columbia Sportswear Company	$62,466	$69,344	$48,853	$61,022
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$57,322	$60,372
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,337	30,763
Loss on disposal or impairment of property, plant, and equipment	370	505
Deferred income taxes	2,173	974
Stock-based compensation	6,532	5,707
Excess tax benefit from employee stock plans	(1,083)	(604)
Changes in operating assets and liabilities:
Accounts receivable	(43,712)	(68,605)
Inventories	(46,795)	(108,027)
Prepaid expenses and other current assets	114	(1,784)
Other assets	330	(266)
Accounts payable	(1,521)	(45,660)
Accrued liabilities	11,654	12,926
Income taxes payable	7,530	825
Other liabilities	472	2,298
Net cash provided by (used in) operating activities	23,723	(110,576)
Cash flows from investing activities:
Purchases of short-term investments	(61,286)	(39,274)
Sales of short-term investments	77,166	40,153
Capital expenditures	(49,157)	(32,431)
Proceeds from sale of property, plant, and equipment	49	6
Net cash used in investing activities	(33,228)	(31,546)
Cash flows from financing activities:
Proceeds from credit facilities	36,896	74,846
Repayments on credit facilities	(37,052)	(64,640)
Proceeds from issuance of common stock under employee stock plans	14,199	9,607
Tax payments related to restricted stock unit issuances	(2,144)	(1,261)
Excess tax benefit from employee stock plans	1,083	604
Repurchase of common stock	—	(206)
Capital contribution from non-controlling interest	8,000	—
Cash dividends paid	(22,665)	(22,309)
Net cash used in financing activities	(1,683)	(3,359)
Net effect of exchange rate changes on cash	(5,433)	(1,389)
Net decrease in cash and cash equivalents	(16,621)	(146,870)
Cash and cash equivalents, beginning of period	290,781	241,034
Cash and cash equivalents, end of period	$274,160	$94,164
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$7,867	$15,891
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	$1,259	$5,967
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of September 30, 2013 and 2012, the results of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. The December 31, 2012 financial information was derived from the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the full year.
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
Principles of Consolidation:
The consolidated financial statements include the accounts of Columbia Sportswear Company, its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
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
NOTE 3—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources, Ltd. ("Swire") to support the development of the Company's business in China. The joint venture is expected to begin operations on January 1, 2014. During the three months ended June 30, 2013, Swire made an initial capital contribution of $8,000,000 in cash and the Company made an initial capital contribution of $12,000,000 in cash. The accounts of the joint venture are included in the Condensed Consolidated Balance Sheets as of September 30, 2013. Swire's share of net income (loss) of the joint venture is included in net loss attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013. The non-controlling equity interest in this entity is included in total equity as non-controlling interest on the Condensed Consolidated Balance Sheets as of September 30, 2013.
The following table presents the changes in equity for the nine months ended September 30, 2013 (in thousands):

	Columbia Sportswear Company	Non-Controlling Interest	Total
BALANCE, DECEMBER 31, 2012	$1,166,167	$—	$1,166,167
Net income (loss)	57,611	(289)	57,322
Other comprehensive income (loss):
Unrealized holding gains on available for sale securities	7	—	7
Derivative holding losses	(1,606)	—	(1,606)
Foreign currency translation adjustments	(7,159)	99	(7,060)
Cash dividends ($0.66 per share)	(22,665)	—	(22,665)
Issuance of common stock under employee stock plans, net	12,055	—	12,055
Capital contribution from non-controlling interest	—	8,000	8,000
Tax adjustment from stock plans	970	—	970
Stock-based compensation expense	6,532	—	6,532
BALANCE, SEPTEMBER 30, 2013	$1,211,912	$7,810	$1,219,722
NOTE 4—INVENTORIES, NET
Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, close-out and slow moving items and makes provisions as necessary to properly reflect inventory value.
Inventories, net, consisted of the following (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	September 30, 2013	December 31, 2012	September 30, 2012
Raw materials	$941	$1,633	$726
Work in process	1,271	1,969	2,055
Finished goods	407,899	359,723	472,952
	$410,111	$363,325	$475,733
NOTE 5—INTANGIBLE ASSETS, NET
Intangible assets that are determined to have finite lives include patents and purchased technology and are amortized over their estimated useful lives, which are approximately 10 years. Intangible assets with indefinite useful lives include trademarks and tradenames and are not amortized but are periodically evaluated for impairment.
The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012
Intangible assets subject to amortization
Gross carrying amount	$14,198	$14,198	$14,198
Accumulated amortization	(4,999)	(4,001)	(3,651)
Net carrying amount	9,199	10,197	10,547
Intangible assets not subject to amortization	27,421	27,421	27,421
Intangible assets, net	$36,620	$37,618	$37,968
Annual amortization expense for intangible assets subject to amortization is estimated to be $1,330,000 in 2013 through 2017.
NOTE 6—PRODUCT WARRANTY
Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. The warranty reserve is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$9,665	$9,453	$10,209	$10,452
Charged to costs and expenses	1,154	1,218	3,938	3,183
Claims settled	(806)	(960)	(3,976)	(3,917)
Other	126	83	(32)	76
Balance at end of period	$10,139	$9,794	$10,139	$9,794
NOTE 7—STOCK-BASED COMPENSATION
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
Stock-based compensation expense consisted of the following (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$873	$607	$2,583	$2,384
Restricted stock units	1,377	797	3,949	3,323
Total	$2,250	$1,404	$6,532	$5,707
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
The following table presents the weighted average assumptions for stock options granted in the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected term	4.49 years	4.51 years	4.71 years	4.78 years
Expected stock price volatility	26.87%	31.95%	30.63%	32.20%
Risk-free interest rate	1.01%	0.47%	0.70%	0.88%
Expected dividend yield	1.38%	1.63%	1.62%	1.80%
Weighted average grant date fair value	$13.04	$12.37	$12.34	$11.57
During the nine months ended September 30, 2013 and 2012, the Company granted a total of 342,358 and 358,169 stock options, respectively. At September 30, 2013, unrecognized costs related to outstanding stock options totaled approximately $6,414,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at September 30, 2013 are expected to be recognized over a weighted average period of 2.45 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, dividend yield and closing price of the Company’s common stock on the date of grant.

The following table presents the weighted average assumptions for restricted stock units granted in the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Vesting period	4.01 years	4.00 years	3.93 years	3.86 years
Expected dividend yield	1.38%	1.63%	1.59%	1.77%
Estimated average grant date fair value per restricted stock unit	$60.27	$50.46	$51.97	$46.57
During the nine months ended September 30, 2013 and 2012, the Company granted 147,590 and 183,816 restricted stock units, respectively. At September 30, 2013, unrecognized costs related to outstanding restricted stock units totaled approximately $11,331,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at September 30, 2013 are expected to be recognized over a weighted average period of 2.50 years.
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments. The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the three months ended September 30, 2013 (in thousands):

	Unrealized gains (losses) on available for sale securities	Unrealized holding gains on derivative transactions	Foreign currency translation adjustments	Total
Balance at June 30, 2013	$7	$4,103	$25,915	$30,025
Other comprehensive income (loss) before reclassifications	(9)	(951)	11,093	10,133
Amounts reclassified from other comprehensive income	—	(2,253)	—	(2,253)
Net other comprehensive income (loss) during the period	(9)	(3,204)	11,093	7,880
Balance at September 30, 2013	$(2)	$899	$37,008	$37,905
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the three months ended September 30, 2012 (in thousands):

	Unrealized losses on available for sale securities	Unrealized holding gains on derivative transactions	Foreign currency translation adjustments	Total
Balance at June 30, 2012	$(34)	$6,667	$35,945	$42,578
Other comprehensive income (loss) before reclassifications	32	(736)	8,306	7,602
Amounts reclassified from other comprehensive income	—	(2,633)	—	(2,633)
Net other comprehensive income (loss) during the period	32	(3,369)	8,306	4,969
Balance at September 30, 2012	$(2)	$3,298	$44,251	$47,547
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the nine months ended September 30, 2013 (in thousands):

	Unrealized losses on available for sale securities	Unrealized holding gains on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2012	$(9)	$2,505	$44,167	$46,663
Other comprehensive income (loss) before reclassifications	7	1,929	(7,159)	(5,223)
Amounts reclassified from other comprehensive income	—	(3,535)	—	(3,535)
Net other comprehensive income (loss) during the period	7	(1,606)	(7,159)	(8,758)
Balance at September 30, 2013	$(2)	$899	$37,008	$37,905
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the nine months ended September 30, 2012 (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Unrealized losses on available for sale securities	Unrealized holding gains on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2011	$(2)	$7,250	$39,649	$46,897
Other comprehensive income (loss) before reclassifications	—	(143)	4,602	4,459
Amounts reclassified from other comprehensive income	—	(3,809)	—	(3,809)
Net other comprehensive income (loss) during the period	—	(3,952)	4,602	650
Balance at September 30, 2012	$(2)	$3,298	$44,251	$47,547
All reclassification adjustments related to derivative transactions are recorded in cost of sales on the Condensed Consolidated Statements of Operations. See Note 11 for further information regarding derivative instrument reclassification adjustments.
NOTE 9—EARNINGS PER SHARE
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
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average shares of common stock outstanding, used in computing basic earnings per share	34,452	33,872	34,325	33,761
Effect of dilutive stock options and restricted stock units	301	283	315	274
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	34,753	34,155	34,640	34,035
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$1.58	$1.90	$1.68	$1.79
Diluted	1.57	1.88	1.66	1.77

Stock options and service-based restricted stock units representing 393,993 and 923,275 shares of common stock for the three months ended September 30, 2013 and 2012, respectively, and 586,220 and 932,362 shares of common stock for the nine months ended September 30, 2013 and 2012, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 10,560 and 40,304 shares of common stock for the three months ended September 30, 2013 and 2012, respectively, and 10,560 and 38,259 shares of common stock for the nine months ended September 30, 2013 and 2012, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.
Since the inception of the Company’s stock repurchase plan in 2004 through September 30, 2013, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of September 30, 2013, the Company had repurchased 9,593,278 shares under this program at an aggregate purchase price of approximately $441,443,000. During the nine months ended September 30, 2013, the Company did not repurchase any shares of the Company's common stock. During the nine months ended September 30, 2012, the Company repurchased an aggregate of $206,000 of the Company's common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 10—SEGMENT INFORMATION
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
The geographic distribution of the Company’s net sales and income from operations are summarized in the following tables (in thousands). Inter-segment net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales to unrelated entities:
United States	$323,120	$347,757	$663,407	$672,879
LAAP	71,968	84,614	236,297	245,560
EMEA	78,102	60,583	172,056	168,655
Canada	49,894	52,051	80,126	81,409
	$523,084	$545,005	$1,151,886	$1,168,503
Segment income from operations:
United States	$50,260	$62,475	$47,113	$50,039
LAAP	9,199	7,128	23,964	24,797
EMEA	11,188	7,862	4,913	2,295
Canada	6,252	10,353	3,640	5,294
Total income from operations	76,899	87,818	79,630	82,425
Interest	56	(17)	403	421
Other non-operating income (expense)	417	—	(686)	—
Income before income taxes	$77,372	$87,801	$79,347	$82,846
NOTE 11—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars or Japanese yen as their functional currency. The Company manages this risk by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge effectiveness and included in current cost of sales. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2013 and 2012.

The Company also uses currency forward contracts not formally designated as hedges to manage the consolidated currency exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities by subsidiaries that use European euros, Canadian dollars, Japanese yen, Korean won or Chinese renminbi as their functional currency. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, payables and intercompany loans. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in other non-operating income (expense), net by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$84,500	$70,000	$97,925
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	65,900	121,934	89,462
At September 30, 2013, approximately $1,903,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar and Japanese yen when outstanding derivative contracts mature.
At September 30, 2013, the Company’s derivative contracts had a remaining maturity of approximately two years or less. All the counterparties to these transactions had both long-term and short-term investment grade credit ratings and as a result, the Company does not require collateral to facilitate transactions. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was approximately $1,000,000 at September 30, 2013. The Company does not hold derivatives featuring credit-related contingent terms. In addition, the Company is not a party to any derivative master agreement featuring credit-related contingent terms. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	September 30, 2013	December 31, 2012	September 30, 2012
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$1,526	$2,147	$2,170
Currency forward contracts	Other non-current assets	—	489	—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	573	579	580
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	403	4,072	582
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	26	743	1,640

The following table presents the statement of operations effect and classification of derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income or loss	—	$(951)	$(736)	$1,929	$(143)
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	3,217	3,219	4,843	4,011
Gain reclassified from accumulated other comprehensive income or loss to income as a result of cash flow hedge discontinuance	Cost of sales	—	—	—	441
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	8	(12)	(37)	(16)
Derivative instruments not designated as cash flow hedges:
Gain recognized in income	Other non-operating income (expense)	137	—	6,149	—
Loss recognized in income	Selling, general and administrative expense	—	(881)	—	(7,134)
NOTE 12—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories and equipment. At September 30, 2013, inventory purchase obligations were $240,165,000.
Litigation
The Company is a party to various legal claims, actions and complaints from time to time. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
NOTE 13—FAIR VALUE MEASURES
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$153,382	$—	$—	$153,382
Time deposits	25,092	—	—	25,092
Reverse repurchase agreements	—	25,000	—	25,000
U.S. Government-backed municipal bonds	—	3,218	—	3,218
Available-for-sale short-term investments (1)
Certificates of deposit	—	1,470	—	1,470
Variable-rate demand notes	—	27,320	—	27,320
Other short-term investments
Mutual fund shares	259	—	—	259
Other current assets
Derivative financial instruments (Note 11)	—	1,929	—	1,929
Other non-current assets
Mutual fund shares	4,560	—	—	4,560
Total assets measured at fair value	$183,293	$58,937	$—	$242,230
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$599	$—	$599
Total liabilities measured at fair value	$—	$599	$—	$599

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$70,857	$—	$—	$70,857
Time deposits	25,035	—	—	25,035
Certificates of deposit	—	2,450	—	2,450
U.S. Government-backed repurchase agreements	—	25,000	—	25,000
U.S. Government-backed municipal bonds	—	5,348	—	5,348
Available-for-sale short-term investments (1)
Certificates of deposit	—	7,596	—	7,596
Variable-rate demand notes	—	22,640	—	22,640
U.S. Government-backed municipal bonds	—	14,425	—	14,425
Other current assets
Derivative financial instruments (Note 11)	—	6,219	—	6,219
Other non-current assets
Derivative financial instruments (Note 11)	—	489	—	489
Mutual fund shares	4,080	—	—	4,080
Total assets measured at fair value	$99,972	$84,167	$—	$184,139
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$1,322	$—	$1,322
Total liabilities measured at fair value	$—	$1,322	$—	$1,322
Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$13,700	$—	$—	$13,700
Time deposits	10,016	—	—	10,016
Available-for-sale short-term investments (1)
Time deposits	—	2,128	—	2,128
Other current assets
Derivative financial instruments (Note 11)	—	2,752	—	2,752
Other non-current assets
Mutual fund shares	3,879	—	—	3,879
Total assets measured at fair value	$27,595	$4,880	$—	$32,475
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$2,220	$—	$2,220
Total liabilities measured at fair value	$—	$2,220	$—	$2,220

(1)	Investments have remaining maturities greater than three months but less than two years and are available for use in current operations.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2013, December 31, 2012, or September 30, 2012.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, distribution channels and product categories, licensing income, expenses, input costs and cost containment measures, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, including commencement, further funding and operation of our China joint venture, investments in and implementation of our information technology systems, our direct-to-consumer channels and other capital expenditures, access to raw materials and factory capacity, financing and working capital requirements and resources, tax rates and pre-tax income, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
Our Business
As one of the largest outdoor apparel and footwear companies in the world, we design, source, market and distribute active outdoor apparel, footwear, accessories and equipment under the Columbia, Mountain Hardwear, Sorel and Montrail brands. Our products are sold through a mix of wholesale distribution channels, independent distributors, and our own direct-to-consumer channels. In addition, we license some of our trademarks across a range of apparel, footwear, accessories and equipment.
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
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the outdoor industry and is heavily dependent upon weather and discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. The expansion of our global direct-to-consumer operations has increased the proportion of sales and profits that we generate in the fourth calendar quarter. As a result, our sales and profits tend to be highest in the third and fourth calendar quarters. In 2012, approximately 63 percent of our net sales and all of our profitability were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
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
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in economic conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, the relative popularity of competitors' brands, and the continued popularity of outdoor activities as part of an active lifestyle in key markets. Volatile economic environments in key markets, seasonal weather patterns and inflationary or volatile input costs reduce the predictability of our business.
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

•	Changes in mix and volume of full price sales relative to closeout product sales and promotional sales activity;

•
Costs and business interruption risks related to our supply chain and information technology infrastructure investments and projects, including our multi-year global enterprise resource planning ("ERP") system implementation;

•	Our ability to implement and maintain effective cost containment measures in order to limit the growth of selling, general and administrative (“SG&A”) expenses;

•
Continued economic uncertainty, which is creating headwinds in key global markets, particularly Europe as it relates to our EMEA direct business where we have ongoing efforts to revitalize Columbia brand sales;

•	Ongoing political and economic uncertainty, particularly in South America with respect to import restrictions and currency constraints in key distributor markets;

•	The rate of new store expansion and performance of our existing stores in our global direct-to-consumer operations;

•	Changes in consumer spending activity; and

•	Fluctuating currency exchange rates.
These factors and others may have a material effect on our financial condition, results of operations, or cash flows, particularly with respect to quarterly comparisons.
Our previously announced joint venture in mainland China with Swire is expected to commence operations effective January 1, 2014, subject to regulatory approval in the People's Republic of China and other conditions customary in transactions of this size and type. As a majority-owned entity, the joint venture's operations will be included in our consolidated financial results. During 2013, our financial results are affected as we transition to the joint venture from our current third-party distributor relationship with Swire. We funded our initial capital contribution of $12 million in cash and Swire funded its initial capital contribution of $8 million in cash to the joint venture during the second quarter of 2013. Additional capital will be provided in the fourth quarter of 2013 in the form of proportionate shareholder loans totaling up to $40 million. We have incurred approximately $2.1 million of organizational and other pre-operating costs, including personnel costs, professional fees and selling-related expenses, during the first nine months of 2013 and we expect to incur approximately $1.6 million in additional China-related costs during the fourth quarter. Our shipments of spring 2014 inventory for the China market, anticipated to begin in the fourth quarter of 2013, will be sold directly to the joint venture entity. The related sales, gross margin, and licensing income, which we would have recognized in the fourth quarter of 2013 under the distributor model, will be deferred and recognized in future periods as the joint venture sells that inventory to wholesale customers and consumers. Similarly, on or about December 31, 2013, Swire's inventory of fall 2013 and prior seasons will be transferred to the joint venture. We have deferred 2013 profits related to the existing inventory expected to be transferred to the joint venture and we will recognize those profits as the inventory is sold by the joint venture in future periods. The actual amount of profit eliminations and deferrals from the remainder of 2013 into future periods will be dependent upon the volume of spring 2014 inventory purchased by the joint venture in the fourth quarter of 2013 and the actual remaining balance of inventory from prior seasons that will be transferred to the joint venture at December 31, 2013. These adjustments have been included in our 2013 outlook described below.
Our current fiscal year 2013 outlook assumes:

•
a net sales decline of up to 1.5 percent compared to 2012, including: a decline in the LAAP region following two years of rapid growth, driven by import restrictions and currency constraints in key South American distributor markets, the transition to a new distributor in Australia, the effects of transitioning to a joint venture in China, and a decline in Japan due to a significantly weaker yen; increased sales in the EMEA region reflecting increased sales to EMEA distributors partially offset by decreased sales in the EMEA direct markets due to continued product assortment and macro-economic challenges that have hampered our ongoing efforts to revitalize our brands in key European markets; increased sales in the United States driven by the anticipated results of our direct-to-consumer business, largely offset by a decline in wholesale net sales resulting from cautious fall 2013 advance orders following mild winter weather in 2012; a slight increase in net sales in Canada; and an approximately 2 percentage point negative effect from changes in foreign currency exchange rates.

•
gross margin expansion of approximately 50 basis points compared with 2012, reflecting a higher proportion of direct-to-consumer sales and less promotional activity, partially offset by unfavorable foreign currency hedge rates.

•
SG&A expenses approximately 2.0 percent higher than 2012, resulting in SG&A expense deleverage of approximately 125 basis points. The slight increase in projected SG&A expense includes pre-tax restructuring charges of approximately $5.2 million, primarily related to employee termination and lease exit costs in our European operation, and $3.7 million in pre-operating expenses related to the China joint venture. The increase in SG&A expense is predominately related to the expansion of our global direct-to-consumer platform, partially offset by favorable foreign currency exchange translation and reduced expenses from our EMEA direct business.

•	licensing income comparable to 2012, including the effect of deferring approximately $3.5 million of licensing income into 2014 in conjunction with the transition to the China joint venture.

•
the year-over-year differences in currency exchange rates, particularly the Japanese yen, are anticipated to negatively affect net sales and operating income by approximately 2 percent and 4 percent, respectively.

•
a full year tax rate of approximately 27.5 percent; however, the actual rate could differ based on the status of tax uncertainties, the geographic mix of pre-tax income, and other discrete events that may occur during the year.

•	2013 capital expenditures of approximately $65 million, comprising information technology, project-based and maintenance capital, and direct-to-consumer expansion.
The combination of the above assumptions leads us to anticipate 2013 operating margin of approximately 7.25 percent. Excluding anticipated restructuring charges of approximately $5.2 million, and the effects of pre-operating costs of approximately $3.7 million and operating income deferral of approximately $5.6 million related to transitioning to the China joint venture, full year 2013 operating margins are expected to be approximately 8.1 percent.
We intend to continue managing discretionary costs diligently with the goal of limiting the growth of SG&A expense as a percentage of net sales, while we remain focused on driving renewed sales growth by providing innovative products at accessible prices, transforming our supply chain, managing inventory, and nurturing stronger emotional connections with consumers through compelling marketing communications.
Results of Operations
The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes that appear elsewhere in this quarterly report. All references to quarters relate to the quarter ended September 30 of the particular year.
Highlights of the Third Quarter of 2013

•
Net sales for the third quarter of 2013 decreased $21.9 million, or 4%, to $523.1 million from $545.0 million for the third quarter of 2012. Changes in foreign currency exchange rates compared with the third quarter of 2012 negatively affected the consolidated net sales comparison by one percentage point.

•
Net income attributable to Columbia Sportswear Company for the third quarter of 2013 decreased 15% to $54.6 million, or $1.57 per diluted share, compared to net income of $64.4 million, or $1.88 per diluted share, for the third quarter of 2012.

•	We paid a quarterly cash dividend of $0.22 per share, or $7.6 million, in the third quarter of 2013.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.6	55.3	56.1	56.4
Gross profit	44.4	44.7	43.9	43.6
Selling, general and administrative expense	31.2	29.4	38.0	37.4
Net licensing income	1.5	0.8	1.0	0.9
Income from operations	14.7	16.1	6.9	7.1
Interest income (expense), net	—	—	—	—
Other non-operating income (expense)	0.1	—	—	—
Income before income tax	14.8	16.1	6.9	7.1
Income tax expense	(4.4)	(4.3)	(1.9)	(1.9)
Net income	10.4	11.8	5.0	5.2
Net loss attributable to non-controlling interest	—	—	—	—
Net income attributable to Columbia Sportswear Company	10.4%	11.8%	5.0%	5.2%
Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012

Net Sales: Consolidated net sales decreased $21.9 million, or 4%, to $523.1 million for the third quarter of 2013 from $545.0 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the third quarter of 2012 negatively affected the consolidated net sales comparison by one percentage point.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended September 30,
	2013	2012	% Change
	(In millions, except for percentage changes)
United States	$323.1	$347.8	(7)%
LAAP	72.0	84.7	(15)%
EMEA	78.1	60.5	29%
Canada	49.9	52.0	(4)%
	$523.1	$545.0	(4)%
Net sales in the United States decreased $24.7 million, or 7%, to $323.1 million for the third quarter of 2013 from $347.8 million for the comparable period in 2012. The decrease in net sales in the United States was led by a net sales decrease in footwear, followed by apparel, accessories and equipment, and consisted of a decrease in net sales in our wholesale business, partially offset by a net sales increase in our direct-to-consumer business. The net sales decrease in our wholesale business was due to a decline in advance orders following mild winter weather in 2012. The net sales increase in our direct-to-consumer business was primarily attributable to a net sales increase in the Columbia brand, and was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At September 30, 2013, we operated 68 retail stores, compared with 58 at September 30, 2012.
Net sales in the LAAP region decreased $12.7 million, or 15%, to $72.0 million for the third quarter of 2013 from $84.7 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the third quarter of 2012 negatively affected the LAAP net sales comparison by approximately nine percentage points. The net sales decrease in the LAAP region was led by apparel, accessories and equipment, followed by footwear. The LAAP net sales decrease primarily consisted of a net sales decrease in the Columbia brand and was led by our LAAP distributor business, followed by Japan, partially offset by a net sales increase in Korea. The LAAP distributor net sales decrease was primarily due to lower advance orders, geopolitical issues in key South American distributor markets and a transition to a new distributor in Australia. The decrease in Japan net sales was due to unfavorable changes in currency exchange rates that more than offset a net sales increase in local currency. The increase in Korea net sales was primarily due to a greater number of retail stores operating during the third quarter of 2013 than during the third quarter of 2012, and a small benefit from changes in foreign currency exchange rates.
Net sales in the EMEA region increased $17.6 million, or 29%, to $78.1 million for the third quarter of 2013 from $60.5 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the third quarter of 2012 contributed four percentage points of benefit to the EMEA net sales comparison. The net sales increase in the EMEA region consisted of an increase in apparel, accessories and equipment, partially offset by a net sales decrease in footwear. The increase in net sales in the EMEA region was primarily attributable to the Columbia brand, partially offset by a net sales decrease in the Sorel brand, and consisted of an increase in net sales to our EMEA distributors, partially offset by a net sales decrease in our EMEA direct business. The EMEA distributor net sales increase was primarily due to a shift in the timing of shipments as a higher percentage of increased fall 2013 advance orders shipped in the third quarter of 2013, while a higher percentage of fall 2012 advance orders shipped in the second quarter of 2012. The decrease in net sales in our EMEA direct business was primarily due to a decline in advance orders placed for the Sorel and Columbia brands.
Net sales in Canada decreased $2.1 million, or 4%, to $49.9 million for the third quarter of 2013 from $52.0 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the third quarter of 2012 negatively affected the net sales comparison by approximately three percentage points. The decrease in net sales in Canada was due to a decline in advance orders for the Sorel brand and a shift in timing of shipments of Columbia brand orders from the third quarter into the fourth quarter as we transitioned to a new warehouse management system in our Canadian distribution center.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended September 30,
	2013	2012	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$428.6	$429.5	—%
Footwear	94.5	115.5	(18)%
	$523.1	$545.0	(4)%
Net sales of apparel, accessories and equipment decreased $0.9 million, or less than 1%, to $428.6 million for the third quarter of 2013 from $429.5 million for the comparable period in 2012. The decrease in apparel, accessories and equipment net sales was led by the Mountain Hardwear brand, partially offset by a net sales increase in the Columbia brand, and was led by the United States, followed by the LAAP region, partially offset by a net sales increase in the EMEA region and Canada. The apparel, accessories and equipment net sales decrease in the United States consisted of a net sales decrease in our wholesale business, reflecting a decline in advance orders.
Net sales of footwear decreased $21.0 million, or 18%, to $94.5 million for the third quarter of 2013 compared to $115.5 million for the comparable period in 2012. The decrease in footwear net sales was led by a net sales decrease in the Sorel brand, followed by the Columbia brand. The decrease in footwear net sales was led by the United States, followed by the LAAP region, the EMEA region and Canada. The decrease in footwear net sales in the United States consisted of decreases in all brands and was due to a decline in advance orders for cold-weather footwear following mild winter weather in 2012.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended September 30,
	2013	2012	% Change
	(In millions, except for percentage changes)
Columbia	$431.5	$436.8	(1)%
Mountain Hardwear	40.6	44.4	(9)%
Sorel	47.4	61.2	(23)%
Other	3.6	2.6	38%
	$523.1	$545.0	(4)%
The net sales decrease for the third quarter of 2013 compared to the third quarter of 2012 was led by the Sorel brand, followed by the Columbia and Mountain Hardwear brands. The Sorel brand net sales decrease was led by the United States, followed by the EMEA region and Canada.
Gross Profit: Gross profit, as a percentage of net sales, decreased to 44.4% for the third quarter of 2013 from 44.7% for the comparable period in 2012. Gross profit contraction was primarily due to:

•	Unfavorable foreign currency hedge rates; and

•	A higher proportion of shipments to distributors, which carry lower gross margins;
partially offset by:

•	A lower proportion of close-out product sales; and

•	A higher proportion of direct-to-consumer sales, which generate higher gross margins.
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
SG&A expense increased $2.8 million, or 2%, to $163.0 million, or 31.2% of net sales, for the third quarter of 2013 from $160.2 million, or 29.4% of net sales, for the comparable period in 2012. The SG&A expense increase was primarily due to:

•	Expansion of our direct-to-consumer operations globally;

•	Increased incentive compensation; and

•	Increased expenses related to our ongoing ERP implementation;

partially offset by:

•	Decreased selling expenses; and

•	Favorable foreign currency exchange rates.
Depreciation and amortization included in SG&A expense totaled $10.1 million for the third quarter of 2013, compared to $9.5 million for the same period in 2012.
Net Licensing Income: Net licensing income increased $3.2 million to $7.5 million for the third quarter of 2013 compared to $4.3 million for the same period in 2012. The increase in net licensing income was primarily due to a shift in timing of production and delivery of licensed product into the third quarter of 2013. This shift was driven by later delivery dates requested by an independent distributor in the LAAP region.
Interest Income (Expense), Net: Net interest income was $0.1 million for the third quarter of 2013 compared to nominal net interest expense for the same period in 2012.
Other Non-Operating Income: Other non-operating income was $0.4 million for the third quarter of 2013 and consisted of foreign currency gains and losses.
Income Tax Expense: Income tax expense decreased to $22.8 million for the third quarter of 2013 from $23.4 million for the comparable period in 2012. Our effective income tax rate was 29.5% for the third quarter of 2013 compared to 26.7% for the same period in 2012. Our effective income tax rate increased primarily due to the effect of discrete benefits that were recognized in the third quarter of 2012 that did not recur in 2013. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods.
Net Income Attributable to Columbia Sportswear Company: Net income decreased $9.8 million, or 15%, to $54.6 million, or $1.57 per diluted share, for the third quarter of 2013 from $64.4 million, or $1.88 per diluted share for the comparable period in 2012.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Net Sales: Consolidated net sales decreased $16.6 million, or 1%, to $1,151.9 million for the nine months ended September 30, 2013 from $1,168.5 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2012 negatively affected the consolidated net sales comparison by one percentage point.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Nine Months Ended September 30,
	2013	2012	% Change
	(In millions, except for percentage changes)
United States	$663.4	$672.9	(1)%
LAAP	236.3	245.6	(4)%
EMEA	172.1	168.6	2%
Canada	80.1	81.4	(2)%
	$1,151.9	$1,168.5	(1)%
Net sales in the United States decreased $9.5 million, or 1%, to $663.4 million for the nine months ended September 30, 2013 from $672.9 million for the comparable period in 2012. The decrease in net sales in the United States primarily consisted of a net sales decrease in footwear, and consisted of a decrease in net sales in our wholesale business, partially offset by a net sales increase in our direct-to-consumer business. The net sales decrease in our wholesale business was led by the Columbia brand, followed by the Sorel and Mountain Hardwear brands, and was due a decline in advance orders following mild winter weather in 2012. The net sales increase in our direct-to-consumer business was led by the Columbia brand, followed by the Sorel and Mountain Hardwear brands, and was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At September 30, 2013, we operated 68 retail stores, compared with 58 at September 30, 2012.
Net sales in the LAAP region decreased $9.3 million, or 4%, to $236.3 million for the nine months ended September 30, 2013 from $245.6 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2012 negatively affected the LAAP net sales comparison by approximately seven percentage points. The net sales decrease in the LAAP region was led by apparel, accessories and equipment, followed by footwear. The LAAP net sales decrease was led by the Columbia brand, followed by the Mountain Hardwear brand, and was led by Japan, followed by our LAAP distributor business, partially offset by a net sales increase in Korea. The decrease in Japan net sales was due to unfavorable changes in currency exchange rates that more than offset a net sales increase in local currency. The LAAP distributor net sales decrease was primarily due to lower advance orders, geopolitical issues in key South American distributor markets and a transition to a new distributor in Australia. The increase in Korea net sales was due to a greater number of retail stores operating during the nine months ended September 30, 2013 than during the comparable period in 2012, partially offset by decreased sales from existing stores.
Net sales in the EMEA region increased $3.5 million, or 2%, to $172.1 million for the nine months ended September 30, 2013 from $168.6 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2012 contributed two percentage points of benefit to the EMEA net sales comparison. The net sales increase in the EMEA region consisted of an increase in apparel, accessories and equipment, partially offset by a net sales decrease in footwear. The increase in net sales in the EMEA region was concentrated in the Columbia brand and our EMEA distributor business. The EMEA distributor net sales increase was primarily due to increased advance orders for fall 2013 products.
Net sales in Canada decreased $1.3 million, or 2%, to $80.1 million for the nine months ended September 30, 2013 from $81.4 million for the comparable period in 2012. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2012 negatively affected the Canada net sales comparison by approximately three percentage points, offsetting a net sales increase in local currency. The decrease in net sales in Canada was led by the Sorel brand, followed by the Mountain Hardwear brand, partially offset by a net sales increase in the Columbia brand, and consisted of a net sales decrease in footwear, partially offset by a net sales increase in apparel, accessories and equipment.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Nine Months Ended September 30,
	2013	2012	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$958.6	$954.7	—%
Footwear	193.3	213.8	(10)%
	$1,151.9	$1,168.5	(1)%
Net sales of apparel, accessories and equipment increased $3.9 million, or less than one percent, to $958.6 million for the nine months ended September 30, 2013 from $954.7 million for the comparable period in 2012. The increase in apparel, accessories and equipment net sales consisted of an increase in the Columbia brand, partially offset by a net sales decrease in the Mountain Hardwear brand, and was led by the EMEA region, followed by the United States, partially offset by a net sales decrease in the LAAP region. The apparel, accessories and equipment net sales increase in the EMEA region was due to higher advance orders for fall 2013 products.
Net sales of footwear decreased $20.5 million, or 10%, to $193.3 million for the nine months ended September 30, 2013 compared to $213.8 million for the comparable period in 2012. The decrease in footwear net sales was led by the Columbia brand, followed by the Sorel and Montrail brands. The decrease in footwear net sales was led by the United States, followed by the EMEA region, the LAAP region and Canada. The decrease in footwear net sales in the United States was led by the Columbia brand and was due to a decline in advance orders for cold-weather footwear following mild winter weather in 2012.
Sales by Brand
Net sales by brand are summarized in the following table:

	Nine Months Ended September 30,
	2013	2012	% Change
	(In millions, except for percentage changes)
Columbia	$985.1	$990.6	(1)%
Mountain Hardwear	95.2	98.8	(4)%
Sorel	62.7	70.5	(11)%
Other	8.9	8.6	3%
	$1,151.9	$1,168.5	(1)%

The net sales decrease for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was led by the Sorel brand, followed by the Columbia and Mountain Hardwear brands. The Sorel brand net sales decrease was led by the EMEA region, followed by Canada and the United States, and was due to a decline in advance orders for cold-weather footwear following mild winter weather in 2012.
Gross Profit: Gross profit, as a percentage of net sales, increased to 43.9% for the nine months ended September 30, 2013 from 43.6% for the comparable period in 2012. Gross profit expansion was primarily due to:

•	Higher full price margins on direct-to-consumer sales; and

•	A higher proportion of direct-to-consumer sales, which carry higher gross margins;
partially offset by:

•	Unfavorable foreign currency hedge rates.
Selling, General and Administrative Expense: SG&A expense decreased $0.1 million, or less than one percent, to $437.8 million, or 38.0% of net sales, for the nine months ended September 30, 2013 from $437.9 million, or 37.4% of net sales, for the comparable period in 2012. The SG&A expense decrease was primarily due to:

•	Favorable foreign currency exchange rates;

•	Lower personnel and related expenses in our European operations;

•	Decreased selling expenses; and

•	Decreased expenses related to our ongoing ERP implementation due to a higher capitalization rate of project expenditures;

partially offset by:

•	Expansion of our direct-to-consumer operations globally.
Depreciation and amortization included in SG&A expense totaled $29.5 million for the nine months ended September 30, 2013, compared to $30.0 million for the same period in 2012.
Net Licensing Income: Net licensing income increased $0.7 million to $11.5 million for the nine months ended September 30, 2013 compared to $10.8 million for the same period in 2012. The increase in net licensing income was led by increased licensing income from accessories in the United States, followed by increased apparel and footwear licensing income in the LAAP region, where a third party distributor is licensed to locally manufacture Columbia brand apparel and footwear for sale in local markets, partially offset by the deferral of licensing income to 2014 related to the China joint venture.
Interest Income, Net: Net interest income was $0.4 million for the nine months ended September 30, 2013 and 2012. Interest expense was nominal for the nine months ended September 30, 2013 and for the comparable period in 2012.
Other Non-Operating Expense: Other non-operating expense was $0.7 million for the nine months ended September 30, 2013 and consisted of foreign currency gains and losses.
Income Tax Expense: Income tax expense decreased to $22.0 million for the nine months ended September 30, 2013 from $22.5 million for the comparable period in 2012. Our effective income tax rate was 27.8% for the nine months ended September 30, 2013 compared to 27.1% for the same period in 2012. Our effective income tax rate increased primarily due to the effect of discrete benefits that were recognized in the third quarter of 2012 that did not recur in 2013.
Net Income Attributable to Columbia Sportswear Company: Net income was $57.6 million, or $1.66 per diluted share, for the nine months ended September 30, 2013 compared to $60.4 million, or $1.77 per diluted share, for the comparable period in 2012.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our ongoing ERP implementation and the expansion of our global operations, including our planned joint venture in China, and general corporate needs. At September 30, 2013, we had total cash and cash equivalents of $274.2 million, compared to $290.8 million at December 31, 2012 and $94.2 million at September 30, 2012. In addition, we had short-term investments of $29.0 million at September 30, 2013, compared to $44.7 million at December 31, 2012 and $2.1 million at September 30, 2012. At September 30, 2013, approximately 47% of our cash and short-term investments were held by some of our foreign subsidiaries where a repatriation of those funds to the United States would likely result in a significant tax expense for us. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.

Net cash provided by operating activities was $23.7 million for the nine months ended September 30, 2013, compared to net cash used in operations of $110.6 million for the same period in 2012. The increase in cash provided by operating activities was primarily due to reductions in inventory purchases and payments made on accounts payable and lower accounts receivable levels during the nine months ended September 30, 2013, compared to the same period in 2012.
Net cash used in investing activities was $33.2 million for the nine months ended September 30, 2013, compared to $31.5 million for the comparable period in 2012. For the 2013 period, net cash used in investing activities primarily consisted of $49.2 million for capital expenditures, partially offset by $15.9 million from net sales of short-term investments. For the same period in 2012, net cash used in investing activities primarily consisted of $32.4 million for capital expenditures. The increase in capital expenditures from the 2012 period was primarily driven by increased expenditures related to our ongoing ERP implementation and the expansion of our direct-to-consumer operations globally.
Net cash used in financing activities was $1.7 million for the nine months ended September 30, 2013, compared to $3.4 million for the comparable period in 2012. For the 2013 period, net cash used in financing activities primarily consisted of dividend payments of $22.7 million, partially offset by net proceeds from stock plan activity of $12.1 million and an $8.0 million capital contribution from our joint venture partner. For the same period in 2012, net cash used in financing activities primarily consisted of dividend payments of $22.3 million, partially offset by net proceeds from credit facilities of $10.2 million and net proceeds from stock plan activity of $8.3 million.
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At September 30, 2013, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines in place guaranteed by the parent company with a combined limit of approximately $102.9 million at September 30, 2013, of which $3.8 million is designated as a European customs guarantee. At September 30, 2013, no balance was outstanding under these subsidiary lines of credit.
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
Off-Balance Sheet Arrangements
We have arrangements in place to facilitate the import and purchase of inventory through import letters of credit. We maintain unsecured and uncommitted import lines of credit with a combined limit of $5.0 million at September 30, 2013, available for issuing documentary letters of credit. At September 30, 2013, no balance was outstanding under these letters of credit.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our Annual Report on Form 10-K for the year ended December 31, 2012 have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Many of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for doubtful accounts, the provision for potential excess, close-out and slow moving inventory, product warranty, income taxes and stock-based compensation.
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
Changes in Internal Control over Financial Reporting
We are implementing an enterprise resource planning ("ERP") system, including complementary systems that support our operations and financial reporting which is expected to significantly impact our business and financial transaction and reporting processes. This implementation is occurring in phases globally over several years, and began with a roll-out to our Canadian subsidiary in April 2012. The implementation of a worldwide ERP system and associated systems affects the processes that constitute our internal control over financial reporting and will require continued testing for effectiveness as the implementation progresses.
There were no other changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
We Face Many Challenges Executing Growth Strategies
Our business strategies aim to achieve sustainable, profitable growth by creating innovative products at competitive prices, focusing on product design, utilizing innovations to differentiate our brand from competitors, working to ensure that our products are sold through strong distribution partners capable of effectively presenting our brands to consumers, increasing the impact of consumer communications to drive demand for our brands and sell-through of our products, making sure our products are merchandised and displayed appropriately in retail environments, expanding our presence in key markets across China, and continuing to build a brand enhancing direct-to-consumer business. We intend to pursue these strategies across our portfolio of brands, product categories and geographic markets. We face many challenges in implementing our business strategies. For example, our focus on innovation depends on our ongoing ability to identify, develop or secure rights to product improvements or developments through internal research, joint developments, acquisitions or licenses. Once obtained, these innovations and developments may not be profitable or have the desired effect of increasing demand for our products or enhancing our brands' image. The failure to implement our business strategies successfully could have a material adverse effect on our financial condition, results of operations or cash flows.
To implement our business strategies, we must continue to modify and fund various aspects of our business, to maintain and enhance our information systems and supply chain operations to respond to changes in demand, and to attract, retain and manage qualified personnel. These efforts, coupled with cost containment measures, place increasing strains on management, financial, product design, marketing, distribution, supply chain and other resources, and we may have operating difficulties as a result. For example, in support of our strategic initiatives, we are making significant investments in our business processes and information technology infrastructure that require significant management attention and corporate resources. These changes may make it increasingly difficult to pursue acquisitions or adapt our information technology systems and business processes to integrate an acquired business. These integration challenges may also be present as we integrate operations under a joint venture arrangement in China, which we expect to be effective in 2014. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Initiatives to Upgrade Our Business Processes and Information Technology Infrastructure Involve Many Risks Which Could Result In, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement initiatives to optimize our performance. Our current business process initiatives include plans to improve business results through standardization of business processes and technology that support our supply chain and go-to-market strategies through implementation of an integrated ERP software solution and other complementary information technology systems over the next several years. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss of data, decreases in productivity as our personnel become familiar with new systems, and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
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
Our legacy ERP, product development and other systems, on which we currently manage a substantial majority of our business activities, are highly customized. As a result, the availability of internal and external resources with the expertise to maintain these systems is limited. Our legacy systems may not support desired functionality for our operations and may inhibit our ability to operate efficiently, which could have an adverse effect on our financial condition, results of operations or cash flows. As we transition from our legacy ERP systems to new ERP systems and supporting systems that interface with our new ERP systems, certain functionality and information from our legacy systems may not be fully compatible with the new systems. As a result, temporary processes may be required, including manual operations, which could significantly increase the risk of human errors in information used by the business and/or result in business disruptions, which could have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
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
We also have license agreements that permit unaffiliated parties to manufacture or contract to manufacture products using our trademarks. We impose Standards of Manufacturing Practices on our independent factories and licensees for the benefit of workers and require compliance with our restricted substances list and product safety and other applicable environmental, health and safety laws. We also require our independent factories and licensees to impose these practices, standards and laws on their contractors. If an independent manufacturer, licensee or subcontractor violates labor or other laws, or engages in practices that are not generally accepted as safe or ethical, they and their employees may suffer serious injury due to industrial accidents, the manufacturer may suffer disruptions to its operations due to work stoppages or employee protests and we may experience production disruptions, significant negative publicity or lost sales that could result in long-term damage to our brands and corporate reputation. In some circumstances parties may attempt to assert that we are liable for our independent manufacturers', licensees' or subcontractors' labor and operational practices, which could have a material adverse effect on our financial condition, results of operations or cash flows.
We May be Adversely Affected by Volatility in Global Production and Transportation Costs and Capacity
Our product costs are subject to substantial fluctuation based on:

•	Availability and quality of raw materials;

•	The prices of oil, leather, natural down, cotton and other raw materials whose prices are determined by global commodity markets and can be very volatile;

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

Our International Operations Involve Many Risks
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, foreign government fiscal and political crises, changes in consumer preferences, foreign currency fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials, and our cost of doing business. For example, unseasonably warm winter weather and a challenging macroeconomic environment in our EMEA region have hampered our ongoing efforts to revitalize the Columbia brand in key European markets, where we have significant infrastructure investments. Also, ongoing political and economic uncertainty in two South American distributor markets have resulted in currency and import restrictions, limiting our ability to sell products in this region. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.
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
We Face Risks Associated with Consumer Preferences and Fashion Trends
Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, changes in fashion trends may have a greater impact than in the past as we expand our offerings to include more product categories in more geographic areas, particularly with the Sorel brand, a product generally more sensitive to fashion trends. We also face risks because our business requires us and our customers to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk by soliciting advance order commitments by retailers, we must generally place a significant portion of our seasonal production orders with our independent factories before we have received all of a season’s advance orders from customers, and orders may be cancelled by customers before shipment. If we or our customers fail to anticipate and respond to consumer preferences, we may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Success Depends on Our Distribution Facilities
Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and services, such as the transition of value-added services (VAS) functions from independent factories to our distribution centers, and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky; in Canada, we have primarily relied on two distribution facilities in Strathroy, Ontario, one of which was transitioned to a facility in London, Ontario in late 2012 and the other of which was transitioned to this same London, Ontario facility in June 2013; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, we rely primarily on a third-party logistics distribution provider in Tokyo; and in Korea, we rely primarily on two leased distribution facilities near Seoul that we manage and operate.
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
All of our independent distributors purchase the vast majority of their inventory from us in U.S. dollars and, therefore, are dependent upon their ability to exchange their functional currency for U.S. dollars on global currency exchanges. At times, some of our distributors have experienced periods during which they have been unable to obtain U.S. dollars in sufficient quantity to complete their purchase of goods or to pay amounts owed for past deliveries. Disruptions in currency exchange markets may have a material adverse effect on our financial condition, results of operations, or cash flows.
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
Our Common Stock Price May Be Volatile
The price of our common stock has fluctuated substantially since our initial public offering. Our common stock is traded on the NASDAQ Global Select Market. Factors such as general market conditions, actions by institutional investors to rapidly accumulate or divest of a substantial number of our shares, fluctuations in financial results, variances from financial market expectations, changes in earnings estimates or recommendations by analysts, or announcements by us or our competitors may cause the market price of our common stock to fluctuate, perhaps substantially.
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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of September 30, 2013, the Company had repurchased 9,593,278 shares under this program at an aggregate purchase price of approximately $441,443,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
The Company did not repurchase any equity securities during the three months ended September 30, 2013.
Item 6 – EXHIBITS

(a)	Exhibits

10.1
Fourth amendment to Credit Agreement, dated September 27, 2013, among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on September 30, 2013) (File No. 0-23939)

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

COLUMBIA SPORTSWEAR COMPANY
Date: November 7, 2013	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)