Form 10-K
period 2013-12-31
COLUMBIA SPORTSWEAR CO
filed 2014-02-27
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
——————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer  ☒                               Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐           No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $820,563,000 based on the last reported sale price of the Company’s Common Stock as reported by the NASDAQ Global Select Market System on that day.
The number of shares of Common Stock outstanding on February 14, 2014 was 34,609,322.
Part III is incorporated by reference from the registrant’s proxy statement for its 2014 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2013.

COLUMBIA SPORTSWEAR COMPANY

DECEMBER 31, 2013

PART I
Item 1.        BUSINESS
General
Founded in 1938 in Portland, Oregon, as a small, family-owned, regional hat distributor and incorporated in 1961, Columbia Sportswear Company has grown to become a global leader in designing, sourcing, marketing and distributing active outdoor apparel, footwear, accessories and equipment. Unless the context indicates otherwise, the terms “we”, “us”, “our”, “the Company” and “Columbia” refer to Columbia Sportswear Company, together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest.
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
Our brands are distributed through a mix of wholesale distribution channels, our own direct-to-consumer channels (retail stores and e-commerce), independent distributors and licensees. In 2013, our products were sold in approximately 100 countries. We employ creative marketing strategies designed to increase demand and to create and reinforce consumer awareness of our brands. Substantially all of our products are manufactured by independent factories located outside the United States.
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
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the outdoor industry and is heavily dependent upon seasonal weather and discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. The expansion of our direct-to-consumer operations since 2008 has further increased the proportion of sales and profits that we generate in the fourth calendar quarter. As a result, our sales and profits tend to be highest in the third and fourth calendar quarters. In 2013, approximately 63 percent of our net sales and nearly all of our profitability were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in global economic conditions and seasonal weather patterns. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, the relative popularity of competitors' brands and the continued popularity of outdoor activities as part of an active lifestyle in key markets. Volatile economic environments in key markets, seasonal weather patterns and inflationary or volatile input costs reduce the predictability of our business.
For further discussion regarding the effects of the macro-economic environment on our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Products
We provide high quality apparel, footwear, accessories and equipment for use in a wide range of outdoor activities by men, women and youth, designed to keep consumers warm or cool, dry and protected. A large percentage of our products are also worn for casual or leisure purposes. The durability and functionality of our products make them ideal for a wide range of outdoor activities. Our products serve a broad range of consumers, including elite skiers and mountain climbers, winter outdoor enthusiasts, hunting and fishing enthusiasts, top endurance trail runners and outdoor-inspired consumers. We also market licensed collegiate apparel and accessories under our Columbia brand.
We develop and manage our merchandise in two principal categories: (1) apparel, accessories and equipment and (2) footwear. The following table presents the net sales and approximate percentages of net sales attributable to each of our principal product categories for each of the last three years ended December 31 (dollars in millions).

	2013		2012		2011
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Apparel, accessories and equipment	$1,374.6	81.6%	$1,347.0	80.7%	$1,334.9	78.8%
Footwear	310.4	18.4	322.6	19.3	359.1	21.2
Total	$1,685.0	100.0%	$1,669.6	100.0%	$1,694.0	100.0%
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
Footwear
We design, develop, market and distribute footwear products for men and women under our Columbia, Sorel and Montrail brands and for youth under our Columbia and Sorel brands. Our footwear products seek to address the needs of outdoor consumers who participate in activities that typically involve challenging or unusual terrain in a variety of weather and trail conditions. Our footwear products include durable, lightweight hiking boots, trail running shoes, rugged cold weather boots for activities on snow and ice, sandals for use in amphibious activities, and casual shoes for everyday use. Our Sorel brand primarily offers premium cold weather footwear for men, women and youth, with an increasing focus on young, fashion-conscious female consumers.
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
Intellectual Property
We own many trademarks, including Columbia Sportswear Company®, Columbia®, Sorel®, Mountain Hard Wear®, Montrail®, OutDry®, Pacific Trail®, the Columbia diamond shaped logo, the Mountain Hardwear nut logo and the Sorel polar bear logo, as well as many other trademarks relating to our brands, products, styles and technologies. We believe that our trademarks are an important factor in creating a market for our products, in identifying our Company, and in differentiating our products from competitors’ products. We have design, process and utility patents as well as pending patent applications in the United States and other nations. We file applications for United States and foreign patents for inventions, designs and improvements that we believe have commercial value; however, these patents may or may not ultimately be issued, enforceable or used in our business. We believe our success primarily depends on our ability to continue offering innovative solutions to consumer needs through design, research, development and production advancements rather than our ability to secure patents. The technologies, processes and designs described in our patents are incorporated into many of our most important products and expire at various times. We vigorously protect these proprietary rights against counterfeit reproductions and other infringing activities. Additionally, we license some of our trademarks across a range of apparel, footwear, accessories and equipment.
Sales and Distribution
We sell our products through a mix of wholesale distribution channels, our own direct-to-consumer channels, independent distributors and licensees. The majority of our sales are generated through wholesale channels which include small, independently operated specialty outdoor and sporting goods stores, regional, national and international sporting goods chains, large regional, national and international department store chains and internet retailers. We sell our products to independent distributors in various countries where we generally do not have direct sales and marketing operations.
We sell our products directly to consumers through our own network of branded and outlet retail stores and online in each of our geographic segments. Our direct-to-consumer operations are designed to elevate consumer perception of our brands, manage inventory, increase consumer and retailer awareness of and demand for our products, model compelling retail environments for our products and build stronger emotional brand connections with consumers over time. Our branded retail stores and e-commerce sites allow us to showcase a broad selection of products and to support the brand’s positioning with fixtures and imagery that may then be replicated and offered for use by our wholesale customers. These stores and sites provide high visibility for our brands and products and help us to monitor the needs and preferences of consumers. In addition, we operate outlet stores, which serve an important role in our overall inventory management by allowing us to sell a significant portion of excess, discontinued and out-of-season products while maintaining the integrity of our brands in wholesale and distributor channels.
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

	2013		2012		2011
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
United States	$971.3	57.7%	$946.7	56.7%	$948.0	56.0%
LAAP	354.4	21.0	377.6	22.6	341.0	20.1
EMEA	240.7	14.3	230.6	13.8	275.4	16.3
Canada	118.6	7.0	114.7	6.9	129.6	7.6
Total	$1,685.0	100.0%	$1,669.6	100.0%	$1,694.0	100.0%

United States
The United States accounted for 57.7% of our net sales for 2013. We sell our products in the United States to approximately 3,200 wholesale customers and through our own direct-to-consumer channels. As of December 31, 2013, our United States direct-to-consumer operations consisted of 64 outlet retail stores, 8 branded retail stores and 4 brand-specific e-commerce websites. In addition, we earn licensing income in the United States based on our licensees’ sale of licensed products.

We distribute the majority of our products sold in the United States from distribution centers that we own and operate in Portland, Oregon and Robards, Kentucky. In some instances, we arrange to have products shipped from the independent factories that manufacture our products through third party logistics vendors and/or directly to wholesale customer-designated facilities in the United States.
LAAP
The LAAP region accounted for 21.0% of our net sales for 2013. We sell our products in the LAAP region to approximately 200 wholesale customers in Japan and Korea and to 14 independent distributors that sell to approximately 700 wholesale customers in locations throughout the LAAP region, including Australia, New Zealand, Latin America and Asia. In addition, as of December 31, 2013, there were 131 and 261 dealer-operated, branded, outlet and shop-in-shop locations in Japan and Korea, respectively. We also sell Columbia, Mountain Hardwear, Sorel and Montrail products through e-commerce websites in Japan and Korea. In addition, we earn licensing income in our LAAP region based on our distributors’ production and sale of licensed products.
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
In August 2012 we entered into an agreement with Swire Resources Limited ("Swire"), our then-current independent distributor for the China market, to establish a joint venture for purposes of continuing the development of our business in China. The joint venture, in which we hold a 60% interest, began operations on January 1, 2014. At commencement, the joint venture began operating the distribution network established over the past nine years by Swire, consisting of, at December 31, 2013, approximately 70 retail locations and distribution relationships with 51 wholesale dealers that operated approximately 700 retail locations. As a majority-owned entity that we control, the joint venture's operations are included in our consolidated financial results. During 2013, our financial results were affected as we transitioned to the joint venture from our previous third-party distributor relationship. We funded our initial capital contribution of $12.0 million in cash and Swire funded its initial capital contribution of $8.0 million in cash to the joint venture during the second quarter of 2013. We incurred approximately $3.7 million of organizational and other pre-operating costs, including personnel costs, professional fees and selling-related expenses, during 2013. Our shipments of spring 2014 inventory for the China market, which began in the fourth quarter of 2013, were sold directly to the joint venture entity. The related sales, gross margin and licensing income, which we would have recognized in the fourth quarter of 2013 under the historical distributor model, were deferred and will be recognized as the joint venture sells that inventory to wholesale customers and consumers. As of December 31, 2013, inventory of spring 2014 and prior seasons, totaling $20.6 million, was acquired by the joint venture. During 2013, we deferred gross profit and licensing income related to this inventory totaling $4.9 million, which we will recognize in future periods as the inventory is sold by the joint venture to wholesale customers and consumers.
EMEA
Sales in our EMEA region accounted for 14.3% of our net sales for 2013. We sell our products in the EMEA region to approximately 5,700 wholesale customers and to 12 independent distributors that sell to approximately 700 wholesale customers in locations throughout the EMEA region, including Russia, portions of Europe, the Middle East and Africa. In addition, as of December 31, 2013, we operated 7 outlet retail stores and 2 branded retail stores in various locations in Western Europe. We also sell Columbia and Sorel products through brand-specific e-commerce websites in Austria, Belgium, Finland, France, Germany, Ireland, Italy, Netherlands, Spain and the United Kingdom.
We distribute the majority of our products sold to EMEA wholesale customers and our own retail stores from a distribution center that we own and operate in Cambrai, France. The majority of sales to our EMEA distributors are shipped directly from the independent factories that manufacture our products.
Canada

Sales in Canada accounted for 7.0% of our net sales for 2013. We sell our products in Canada to approximately 1,000 wholesale customers. In addition, as of December 31, 2013, we operated 2 outlet retail stores in Canada. We also sell Columbia and Sorel products through brand-specific e-commerce websites in Canada.
We distribute the majority of our products sold in Canada from a distribution center that we own in London, Ontario.
Marketing
Our portfolio of brand names and trademarks provides a competitive advantage and helps to differentiate our products in the marketplace. Marketing supports our position in the marketplace, helps drive alignment through established seasonal initiatives, builds brand equity, raises global brand relevance and awareness, infuses our brands with excitement and stimulates consumer demand for our products worldwide. During 2013, the cost of our marketing programs represented approximately 4.6% of net sales.
Across our portfolio of brands, integrated marketing efforts deliver consistent messages about the performance benefits, innovative technologies and styling of our products. Our target audiences vary by brand and we utilize a variety of means to deliver our messages, including online advertising and social media sites; television and print publications; experiential events; branded retail stores in selected high-profile locations; enhanced product displays in partnership with various wholesale customers and distributors; and consumer and trade public relations efforts.
We work closely with our key wholesale customers to reinforce our brand messages through cooperative online, television, radio and print advertising campaigns, as well as in stores using branded visual merchandising display tools. We employ a staff of in-store marketing and merchandising coordinators, who visit our customers’ retail locations in major cities around the world to ensure that our products are favorably presented.
Our global internet marketing sites are used by consumers to research our products’ features and benefits, to interact with content created to inform and entertain about each brand and its technologies, to be directed to nearby retailers where they can purchase our products, and to directly purchase products for delivery in most of our major direct-distribution markets.
Working Capital Utilization
We design, develop, market and distribute our products, but do not own or operate manufacturing facilities. As a result, most of our capital is invested in short-term working capital assets, including cash and cash equivalents, short-term investments, accounts receivable from customers, and finished goods inventory. At December 31, 2013, working capital assets accounted for approximately 78% of total assets. Accordingly, the degree to which we efficiently utilize our working capital assets can have a significant effect on our profitability, cash flows and return on invested capital. The overall goals of our working capital management efforts are to maintain the minimum level of inventory necessary to deliver goods on time to our customers to satisfy end consumer demand, and to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers.
Demand Planning and Inventory Management

As a branded consumer products company, inventory represents one of the largest and riskiest capital commitments in our business model. We begin designing and developing our seasonal product lines approximately 12 months prior to soliciting advance orders from our wholesale customers and approximately 18 months prior to the products' availability to consumers in retail stores. As a result, our ability to forecast and produce an assortment of product styles that matches ultimate seasonal wholesale customer and end-consumer demand and to deliver products to our customers in a timely and cost-effective manner can significantly affect our sales, gross margins and profitability. For this reason, we maintain and continue to make substantial investments in information systems, processes and personnel that support our ongoing demand planning efforts. The goals of our demand planning efforts are to develop a collaborative forecast that drives the timely purchase of an adequate amount of inventory to satisfy demand, to minimize transportation and expediting costs necessary to deliver products to customers by their requested delivery dates, and to minimize excess inventory to avoid liquidating excess, end-of-season goods at discounted prices. Failure to achieve our demand planning goals could reduce our revenues and/or increase our costs, which would negatively affect our gross margins, profitability and brand strength.
In order to manage inventory risk, we use incentive discounts to encourage our wholesale customers and independent distributors to place orders at least six months in advance of scheduled delivery. We generally solicit advance orders from wholesale customers and independent distributors for the fall and spring seasons based on seasonal ordering deadlines that we establish to aid our efforts to plan manufacturing volumes to meet demand for each of our selling seasons.
We use those advance orders, together with forecasted demand from our direct-to-consumer operations, market trends, historical data, customer and sales feedback and other important factors to estimate the volumes of each product to purchase from our suppliers around the world. From the time of initial order through production, receipt and delivery, we attempt to manage our inventory to reduce risk. We typically ship the majority of our advance fall season orders to wholesale customers and independent distributors beginning in July and continuing through December. Similarly, the majority of our advance spring season orders ship to wholesale customers and independent distributors beginning in January and continuing through June. Generally, orders are subject to cancellation prior to the date of shipment.
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
Sourcing and Manufacturing
We do not own or operate manufacturing facilities and virtually all of our products are manufactured to our specifications by independent factories located outside the United States. We generally do not maintain long-term manufacturing commitments. We believe that the use of independent factories enables us to substantially limit our capital expenditures and avoid the costs and risks associated with owning and operating large production facilities and managing large labor forces. We also believe that the use of independent factories greatly increases our production capacity, maximizes our flexibility and improves our product pricing. We manage our supply chain from a global and regional perspective and adjust as needed to changes in the global production environment, including political risks, factory capacity, import limitations and costs, raw material costs, availability and cost of labor and transportation costs. However, without long-

term or reserved commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing terms.
Our apparel, accessories and equipment are manufactured in approximately 20 countries, with Vietnam and China accounting for approximately 67% of our 2013 apparel, accessories and equipment production. Our footwear is manufactured in four countries, with China and Vietnam accounting for approximately 99% of our 2013 footwear production.
Our five largest apparel, accessories and equipment factory groups accounted for approximately 30% of 2013 global apparel, accessories and equipment production, with the largest factory group accounting for 13% of 2013 global apparel, accessories and equipment production. Our five largest footwear factory groups accounted for approximately 79% of 2013 global footwear production, with the largest factory group accounting for 36% of 2013 global footwear production. Most of our largest suppliers have multiple factory locations, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on our business.
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
Competition
The markets for apparel, footwear, accessories and equipment are highly competitive. In each of our geographic markets, we face significant competition from numerous competitors, some of which are larger than us and have greater financial, marketing and operational resources with which to compete, and others that are smaller with fewer resources, but that may be deeply entrenched in local markets. Some markets, such as our Asian markets, have grown significantly over the last five years and have attracted a large number of competitive local and global brands. In other markets, such as Europe, we face competition from smaller brands that hold significant market share in one or several European markets, but are not significant competitors in other key markets. Some of our large wholesale customers also market competitive apparel, footwear, accessories and equipment under their own private labels. In addition, our direct-to-consumer channels expose us to branded competitors who operate retail stores in outlet malls and key metropolitan markets, as well as competitors who sell product online. Our licensees also operate in very competitive markets, such as those for apparel, footwear, sunglasses and watches. We believe that the primary competitive factors in the end-use market for active outdoor apparel, footwear, accessories and equipment are brand strength, product innovation, product design, functionality, durability and price.
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
Government Regulation
Many of our international shipments are subject to existing or potential governmental tariff and non-tariff barriers to trade, such as import duties and potential safeguard measures that may limit the quantity of various types of goods that may be imported into the United States and other countries. These trade barriers often represent a material portion of the cost to manufacture and import our products. Our products are also subject to domestic and foreign product safety and environmental standards, laws and other regulations, which are increasingly restrictive and complex. As we strive to achieve technical innovations, we face a greater risk of compliance issues with regulations applicable to products with complex technical features, such as electrical heating components and insect-protective materials. Although we diligently monitor these standards and restrictions, a state, federal or foreign government may impose new or adjusted quotas, duties, safety requirements, material restrictions, or other restrictions or regulations, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
Employees
At December 31, 2013, we had 4,320 full-time equivalent employees.
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
We Face Many Challenges Executing Growth Strategies
Our business strategies aim to achieve sustainable, profitable growth by creating innovative products at competitive prices, focusing on product design, utilizing innovations to differentiate our brand from competitors, working to ensure that our products are sold through strong distribution partners capable of effectively presenting our brands to consumers, increasing the impact of consumer communications to drive demand for our brands and sell-through of our products, making sure our products are merchandised and displayed appropriately in retail environments, expanding our presence in key markets around the world, and continuing to build a brand enhancing direct-to-consumer business. We intend to pursue these strategies across our portfolio of brands, product categories and geographic markets. We face many challenges in implementing our business strategies. For example, our focus on innovation depends on our ongoing ability to identify, develop or secure rights to product improvements or developments through internal research, joint developments, acquisitions or licenses. Once obtained, these innovations and developments may not be profitable or have the desired effect of increasing demand for our products or enhancing our brands' image. Our failure to implement our business strategies successfully could have a material adverse effect on our financial condition, results of operations or cash flows.
To implement our business strategies, we must continue to modify and fund various aspects of our business, to maintain and enhance our information systems and supply chain operations to improve efficiencies, and to attract, retain and manage qualified personnel. These efforts, coupled with cost containment measures, place increasing strains on management, financial, product design, marketing, distribution, supply chain and other resources, and we may have operating difficulties as a result. For example, in support of our strategic initiatives, we are making significant investments in our business processes and information technology infrastructure that require significant management attention and corporate resources. These changes may make it increasingly difficult to pursue acquisitions or adapt our information technology systems and business processes to integrate an acquired business. These integration challenges may also be present as we fully integrate operations under a joint venture arrangement in China, which began operations in January 2014. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.

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
Initiatives to Upgrade Our Business Processes and Information Technology Infrastructure Involve Many Risks Which Could Result In, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement initiatives to optimize our performance. Our current business process initiatives include plans to improve business results through standardization of business processes and technologies that support our supply chain and go-to-market strategies through implementation of an integrated global enterprise resource planning ("ERP") software solution and other complementary information technology systems over the next several years. Implementation of these solutions and systems is highly dependent on coordination of numerous contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one contractor or system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss of data, delayed shipments, decreases in productivity as our personnel implement and become familiar with new systems, increased costs and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
We expect implementation of this new information technology infrastructure to have a pervasive impact on our business processes and information systems across a significant portion of our operations. As a result, we will experience significant changes in our operational processes and internal controls as our implementation progresses, which in turn will require significant change management, including training of our personnel. If we are unable to successfully manage these changes in order to implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
We Rely on Our Highly Customized Information Management Systems
Our business is increasingly reliant on information technology. Information systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication among employees, with our subsidiaries and liaison offices overseas and with our customers and retail stores. We also rely on our information systems to allocate resources, pay vendors and collect from customers, manage product data, develop demand and supply plans, forecast and report operating results and meet regulatory requirements. System failures, breaches of confidential information or service interruptions may occur as the result of a number of factors, including our failure to properly maintain systems redundancy or to protect, repair, maintain or upgrade our systems, computer viruses, programming errors, hacking or other unlawful activities by third parties, and disasters. Any breach or interruption of critical business information systems could have a material adverse effect on our financial condition, results of operations or cash flows.
Our legacy ERP, product development, retail point-of-sale and other systems, on which we currently manage a substantial majority of our business activities, are highly customized. As a result, the availability of internal and external resources with the expertise to maintain these systems is limited. Our legacy systems may not support desired functionality for our operations and may inhibit our ability to operate efficiently, which could have an adverse effect on our financial condition, results of operations or cash flows. As we transition from our legacy ERP systems to new ERP systems and supporting systems and third-party systems that interface with our new ERP systems, certain functionality and information from our legacy systems may not be fully compatible with the new systems. As a result, temporary processes may be required, including manual operations, which could significantly increase the risk of human errors in information used by the business and/or result in business disruptions, which could have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
System Security Risks, Data Breaches and Cyber Attacks Could Disrupt Our Operations
We manage and store various proprietary information and sensitive or confidential data relating to our business, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, or our customers, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, our current data protection measures might not protect us against increasingly sophisticated and aggressive threats and the cost and operational consequences of implementing further data protection measures could be significant.
Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit any security vulnerabilities of our systems. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in significant financial losses and expenses, interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.
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
Reliance on independent factories also creates quality control risks. Independent factories may need to use sub-contracted manufacturers to fulfill demand and these manufacturers may have less experience producing our products or possess lower overall capabilities, which could result in compromised quality of our products. A failure in our quality control program may result in diminished product quality, which in turn could result in increased order cancellations, price concessions and returns, decreased consumer demand for our products, non-compliance with our product standards or regulatory requirements or product recalls (or other regulatory actions), any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May be Adversely Affected by Volatile Economic Conditions
We are a consumer products company and are highly dependent on consumer discretionary spending patterns and the purchasing patterns of our wholesale customers as they attempt to match their seasonal purchase volumes to volatile consumer demand. In addition, as we have expanded our direct-to-consumer operations, we have increased our direct exposure to the risks associated with volatile and unpredictable consumer discretionary spending patterns. Consumer discretionary spending behavior is inherently unpredictable and consumer demand for our products may not reach our sales targets, or may decline, especially during periods of heightened economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition, results of operations or cash flows.
In the EMEA region, our business includes direct-to-consumer, wholesale and distributor sales. Prolonged economic weakness in Europe hampered our ongoing efforts to revitalize sales of our brands in key European markets, and continued erosion of business in these markets could have a continued material adverse effect on our business.
Our Sales Are Subject to Cancellation
We currently do not have long-term contracts with any of our wholesale customers. We do have contracts with our distributors, typically with terms ranging up to five years; however, while these contracts may have annual purchase minimums which must be met in order to retain the distribution rights, the distributors are not otherwise obligated to purchase product. Sales to our retailers and distributors are generally on an order-by-order basis and are subject to right of cancellation and rescheduling by our wholesale customers. We consider the timing of delivery dates in our wholesale customer orders when we forecast our sales and earnings for future periods. If any of our major customers, including independent distributors, experience a significant downturn in business or fail to remain committed to our products or brands, these customers could postpone, reduce or discontinue purchases from us. As a result, we could experience a decline in sales or gross margins, write-downs of excess inventory, increased discounts, extended credit terms to our customers, or uncollectable accounts receivable, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and our common stock price.
Our Retail Operations May Not Realize Returns on Our Investments
In recent years, our direct-to-consumer business has grown substantially and we anticipate further growth in the future. Accordingly, we have made significant investments, including entering into long-term leases, constructing leasehold improvements, purchasing fixtures and equipment, and investing in inventory and personnel. Since many of our retail costs are fixed, if we have insufficient sales, we may be unable to reduce expenses in order to avoid losses or negative cash flows. If we are unable to operate profitable stores or if we close a store, we may incur significant write-downs of inventory, severance costs, lease termination costs, impairment losses on long-lived assets or loss of working capital, which could have a material adverse effect on our financial condition, results of operations or cash flows.
In addition, from time to time we license the right to operate retail stores for our brands to third parties, primarily to our international independent distributors. We provide training to support these stores, and set and monitor operational standards. However, these third parties may not operate the stores in a manner consistent with our standards, which could harm their sales and as a result harm our results of operations or cause damage to our brands.
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
In some cases, we may produce quantities of product that exceed actual demand, which could result in higher inventory levels that we need to liquidate at discounted prices. During periods of weak economic conditions we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of certain customers’ operations. We may not be able to sell all of the products we have ordered from independent factories or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through our owned outlet stores or third-party liquidation channels, which could have a material adverse effect on our brand image, financial condition, results of operations or cash flows.
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
We May Not Succeed in Realizing the Anticipated Benefits of Our New Joint Venture in China
Effective January 2014, our joint venture in China with Swire Resources Limited ("Swire") began operations. The joint venture, in which we hold a 60% interest, is subject to a number of risks and uncertainties, including the following:

•
Our ability to operate the joint venture will be dependent upon, among other things, our ability to attract and retain personnel with the skills, knowledge and experience necessary to carry out the operations of the joint venture. Approximately 600 employees working with or for Swire became employees of, or provide services to, the joint venture. Our ability to effectively operate the joint venture will depend upon our ability to manage the employees of the joint venture, and to attract new employees as necessary to supplement the skills, knowledge and expertise of the existing management team and other key personnel. We face intense competition for these individuals worldwide, including in China. We may not be able to attract qualified new employees or retain existing employees to operate the joint venture. Additionally, turnover in key management positions in China could impair our ability to execute our growth strategy, which may negatively affect the value of our investment in the joint venture and the growth of our sales in China.

•
Initially, we are relying in part on the operational skill of our joint venture partner. Additionally, because our joint venture partner has protective voting rights with respect to certain major business decisions of the joint venture, we may experience difficulty reaching agreement as to implementation of certain changes to the joint venture’s business. For these reasons, or as a result of other factors, we may not realize the anticipated benefits of the joint venture, and our participation in the joint venture could adversely affect the results of our operations.

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

•
Although we believe we have achieved a leading market position in China, many of our competitors who are significantly larger than we are and have substantially greater financial, distribution, marketing and other resources, more stable manufacturing resources and greater brand strength are also concentrating on growing their businesses in China. In addition, the number of competitors in the marketplace has increased significantly in recent years. Increased investment by our competitors in this market could decrease our market share and competitive position in China.

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
We Operate in Very Competitive Markets
The markets for apparel, footwear, accessories and equipment are highly competitive, as are the markets for our licensed products. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories and equipment companies, including competition from companies with significantly greater resources than ours.
Retailers who are our customers often pose our most significant competitive threat by designing and marketing apparel, footwear, equipment and accessories under their own private labels. For example, in the United States and Europe, several of our largest customers have developed significant private label brands during the past decade that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advance orders with us in order to manage their own inventory levels downward during periods of unseasonable weather or weak economic cycles. As our direct-to-consumer businesses grow, we also experience direct competition from retailers who are our customers, some of which primarily operate e-commerce operations and employ aggressive pricing strategies. We also compete with other companies for the production capacity of independent factories that manufacture our products and for import capacity. Many of our competitors are significantly larger than we are and have substantially greater financial, distribution, marketing and other resources, more stable manufacturing resources and greater brand strength than we have. In addition, when our competitors combine operations through mergers, acquisitions or other transactions, their competitive strengths may increase.
Increased competition may result in reduced access to production capacity, challenges in obtaining favorable locations for our retail stores, reductions in display areas in retail locations, reductions in sales, or reductions in our profit margins, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.
We May be Adversely Affected by the Financial Health of our Customers
In recent periods, sluggish economies and consumer uncertainty regarding future economic prospects in our key markets had an adverse effect on the financial health of our customers, some of whom filed or may file for protection under bankruptcy laws, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers based on an assessment of the customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectable receivables. In addition, we face increased risk of order reduction or cancellation or reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant wholesale customers and distributors have liquidated or reorganized, while others have had financial difficulties in the past or have experienced tightened credit markets and sales declines and reduced profitability, which in turn has had an adverse effect on our business. We may reduce our level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We Rely on Innovation to Compete in the Market for our Products

To distinguish our products in the marketplace and achieve commercial success, we rely on product innovations, including new or exclusive technologies, inventive and appealing design, or other differentiating features. Research and development plays a key role in technical innovation. We rely upon specialists in the fields of chemistry, biochemistry, engineering, industrial design, and related fields, guided by consumer feedback, to develop and test innovative performance products. Although we are committed to designing innovative and functional products that deliver relevant performance benefits to consumers who participate in a wide range of competitive and recreational outdoor activities, if we fail to introduce technical innovation in our products that address consumers’ performance expectations, demand for our products could decline.
As we strive to achieve product innovations, we face a greater risk of inadvertent infringements of third party rights or compliance issues with regulations applicable to products with technical innovations such as electrical heating components and material treatments. In addition, technical innovations often involve more complex manufacturing processes, which may lead to higher instances of quality issues, and if we experience problems with the quality of our products, we may incur substantial expense to address the problems and any associated product risks. For example, in recent years we incurred costs in connection with recalls of some of our battery-powered electrically heated apparel. Failure to successfully bring to market innovations in our product lines could have a material adverse effect on our financial condition, results of operations or cash flows.
We Face Risks Associated with Consumer Preferences and Fashion Trends
Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, changes in fashion trends may have a greater impact than in the past as we expand our offerings to include more product categories in more geographic areas, particularly with the Sorel brand, a product line generally more sensitive to fashion trends. We also face risks because our business requires us and our customers to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk by soliciting advance order commitments by retailers, we must generally place a significant portion of our seasonal production orders with our independent factories before we have received all of a season’s advance orders from customers, and orders may be cancelled by customers before shipment. If we or our customers fail to anticipate and respond to consumer preferences, we may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Although we have not been materially inhibited from selling products in connection with patent, trademark and trade dress disputes, as we focus on innovation in our product lines, extend our brands into new product categories and expand the geographic scope of our marketing, we may become subject to litigation based on allegations of infringement or other improper use of intellectual property rights of third parties, including third party trademark, copyright and patent rights. An increasing number of our products include technologies and/or designs for which we have obtained or applied for patent protection. Failure to successfully obtain and maintain patents on these innovations could negatively affect our ability to market and sell our products. Future litigation also may be necessary to defend against claims of infringement or to enforce and protect our intellectual property rights. As we utilize e-commerce and social media to a greater degree in our sales and marketing efforts, we face an increasing risk of patent infringement claims from non-operating entities and others covering broad functional aspects of internet operations. Intellectual property litigation may be costly and may divert management’s attention from the operation of our business. Adverse determinations in any litigation may result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. Any of these outcomes may have a material adverse effect on our financial condition, results of operations or cash flows.
Our Success Depends on Our Distribution Facilities
Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and services, such as the transition of value-added services functions from independent factories to our distribution centers, and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky; in Canada, we rely primarily on our distribution facility in London, Ontario; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, we rely primarily on a third-party logistics distribution provider in Tokyo; in Korea, we rely primarily on two leased distribution facilities near Seoul that we manage and operate; and in China, we rely primarily on four third-party managed distribution centers, two of which are operated by our joint venture partner.
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
The fixed costs associated with owning, operating and maintaining these large, highly automated distribution centers during a period of economic weakness or declining sales can result in lower operating efficiencies, financial deleverage and potential impairment in the recorded value of distribution assets. This has occurred in recent years in Europe, where our distribution center is underutilized. This fixed cost structure globally may make it difficult for us to achieve or maintain profitability if sales volumes decline for an extended period of time and could have material adverse effects on our financial condition, results of operations or cash flows.
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
Our Business Is Affected by Seasonality
Our business is affected by the general seasonal trends common to the outdoor industry. Our products are marketed on a seasonal basis and our annual net sales are weighted heavily toward the fall/winter season, while our operating expenses are more equally distributed throughout the year. As a result, the majority, and sometimes all, of our operating profits are generated in the second half of the year. The expansion of our direct-to-consumer operations and sales growth in our winter footwear business has increased the proportion of sales and profits that we generate in the fourth calendar quarter. This seasonality, along with other factors that are beyond our control and that are discussed elsewhere in this section, may adversely affect our business and cause our results of operations to fluctuate. As a result, our profitability may be materially affected if management is not able to timely adjust expenses in reaction to adverse events such as unfavorable weather, weak consumer spending patterns or unanticipated levels of order cancellations. Results of operations in any period should not be considered indicative of the results to be expected for any future period.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
Following is a summary of principal properties owned or leased by us:

Corporate Headquarters:	Europe Headquarters:
Portland, Oregon (1 location)—owned	Geneva, Switzerland (1 location)—leased (1)
U.S. Distribution Facilities:	Europe Administrative Operation:
Portland, Oregon (1 location)—owned	Strasbourg, France (1 location)—owned
Robards, Kentucky (1 location)—owned	Europe Distribution Facility:
Canadian Operation and Distribution Facilities:	Cambrai, France (1 location)—owned
London, Ontario (1 location)—owned
—————
(1) Lease expires in June 2020.

In addition, as of December 31, 2013, we leased approximately 170 locations globally for the operation of our branded and outlet retail stores. We also have several leases globally for office space, warehouse facilities, storage space, vehicles and equipment, among other things. See Note 14 of Notes to Consolidated Financial Statements for further lease-related disclosures.
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

Name	Age	Position
Gertrude Boyle	89	Chairman of the Board (1)
Timothy P. Boyle	64	President, Chief Executive Officer, Director (1)
Michael W. Blackford	45	Vice President of Global Apparel Innovation and Design, Product Design
Kerry W. Barnes	62	Vice President of Retail
Joseph P. Boyle	33	Vice President of Apparel Merchandising
Peter J. Bragdon	51	Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary (1)
Joseph R. Craig	59	Vice President of United States Apparel Sales
Thomas B. Cusick	46	Senior Vice President of Finance and Chief Financial Officer (1)
D. Shawn Cox	50	Senior Vice President of Retail–North America/EMEA (1)
Daniel A. Dougherty	61	Vice President of Global Distribution
C. Mitchell Fields	66	Vice President of Business Integration–Commercial
Franco Fogliato	44	Senior Vice President, General Manager of EMEA Direct Sales (1)
Christopher A. Gaylord	44	President of Mountain Hardwear, Inc. (1)
James T. Gorman	66	Vice President of Global Footwear Manufacturing
Daniel G. Hanson	55	Vice President of Global Marketing
Patricia E. Higgins	46	Vice President of E-Commerce
Russell B. Hopcus	54	Senior Vice President of North America Sales (1)
Lisa A. Kulok	48	Vice President of Global Marketplace Planning and Customer Operations
Adrienne L. Moser	52	Vice President of Business Integration–Product
Mark J. Nenow	56	Vice President of Global Footwear Merchandising and Design
Fredrick R. Pond	56	Vice President, Chief Information Officer
Susan G. Popp	58	Vice President of Global Human Resources
Bryan L. Timm	50	Executive Vice President and Chief Operating Officer (1)
William Tung	49	Vice President of International Distributors and Asia Direct
Patrick J. Werner	58	Vice President of Global Apparel Manufacturing
—————

(1)	These individuals are considered Executive Officers of Columbia.

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
Michael W. Blackford joined Columbia in September 2005 as a Senior Apparel Designer and was promoted to Design Director of Men’s Apparel & Equipment in May 2006. In February 2008 he was promoted to Director of Global Innovation and named Vice President of Global Innovation in August 2010. In August 2013, Mr. Blackford was promoted to Vice President of Global Apparel Innovation and Design, Product Design. Prior to joining Columbia, Mr. Blackford held various positions in design, brand management and sourcing at Sierra Designs.
Kerry W. Barnes joined Columbia in January 2007 as Vice President of Retail. From 2001 to 2006, Mr. Barnes served as the Director of Retail Stores for adidas AG.  From 1981 to 2001, Mr. Barnes held various retail positions at Foot Locker, Inc., including Director of Outlet Stores and Regional Vice President of the West Coast.
Joseph P. Boyle joined Columbia in 2005 and was named Vice President of Apparel Merchandising in August 2013. Mr. Boyle previously served at Columbia in a variety of capacities, including brand management, sales, planning, and General Merchandising Manager of Outerwear, Accessories, Equipment, Collegiate and Licensing. From 2003 to 2005, Mr. Boyle served in a business development role for Robert Trent Jones II Golf Course Architects. Mr. Boyle is the son of Timothy P. Boyle and the grandson of Gertrude Boyle.
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
Joseph R. Craig joined Columbia in 2009 as Men's Apparel Sales Manager, served in various sales management positions and was named Vice President of United States Apparel Sales in July 2013. Prior to joining Columbia, Mr. Craig served as an independent sales representative for Columbia in nine states as co-owner of CW Outdoors. Earlier in his career, Mr. Craig was an independent sales representative for various brands in the outdoor industry including Rocky Boots, Eureka, Old Town, Slumberjack, Grandoe, Skyr and Duofold.
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
D. Shawn Cox joined Columbia in May 2013 as Senior Vice President of Retail–North America/EMEA. From 2009 to 2013, Mr. Cox served in Amsterdam, Holland as Global Retail Senior Vice President with contemporary lifestyle retailer MEXX. Mr. Cox served in London as Global Chief Retail Officer for Samsonite Corporation from 2007 to 2009 and in Amsterdam as Vice President of Tommy Hilfiger’s European retail division from 2000 to 2006.
Daniel A. Dougherty joined Columbia in December 1997 and was named Vice President of Global Distribution in October 2009. From 1989 to 1996, Mr. Dougherty worked for Glen Oaks Industries, Inc., where he served as Vice President of Distribution. Prior to that, Mr. Dougherty served as Vice President at both Fussell & Associates, Inc. and Burton & Associates, Inc.
C. Mitchell Fields joined Columbia in October 2006 as National Sales Manager of Men’s Apparel and was named Vice President of Global Apparel Sales in June 2008. In July 2013, Mr. Fields was named Vice President of Business Integration–Commercial. From 2002 to 2006, Mr. Fields served as Director of Sales for Callaway Golf Footwear. From 1984 to 2001, Mr. Fields held various sales management positions at NIKE, Inc. including Director of Sales for Nike Golf and Director of Replenishment.
Franco Fogliato joined Columbia in November 2013 as Senior Vice President and General Manager of EMEA Direct sales. Prior to joining Columbia, Mr. Fogliato served as general manager of Europe for the Billabong Group and as a member of that company's executive board. From 1997 to 2003, Mr. Fogliato held various European leadership positions with The North Face brand culminating as general manager of Western Europe.
Christopher A. Gaylord joined Columbia in March 2010 as President of its wholly owned subsidiary Mountain Hardwear, Inc. Prior to joining Columbia, Mr. Gaylord had held various positions at The North Face brand since 1993, where he served as managing director of that company's EMEA region from 2000 to 2005. He served as president of VF Corporation's Outdoor & Action Sports International brands, including The North Face, Vans, Reef and Jansport, from 2006 through September 2008, and became president of 7 For All Mankind within VF Corporation's Contemporary Brands coalition in October 2008.
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
Russell B. Hopcus joined Columbia in July 2013 as Senior Vice President of North America Sales. From 2010 to 2013, Mr. Hopcus was the Vice President of Global Sales and Market Development for KEEN Footwear. From 2008 to 2010, Mr. Hopcus served as North America President at Icebreaker Nature Clothing. Mr. Hopcus joined adidas America, Inc. in 2002 where he rose to Senior Vice President of U.S. Sales. From 1991 to 2001, Mr. Hopcus held various sales management positions with NIKE, Inc.
Lisa A. Kulok joined Columbia in February 2008 as Senior Director of Global Planning and was named Vice President of Global Marketplace Planning and Customer Operations in October 2009. From 1987 to 2007, Ms. Kulok held various leadership positions at NIKE, Inc., including USA Apparel Marketplace Planning Director and Director of Regional Planning.
Adrienne L. Moser joined Columbia in October 2009 as General Manager of Apparel Merchandising and was named Vice President of Apparel and Design in January 2012. In August 2013, Ms. Moser was named Vice President of Business Integration–Product. From 2005 to 2008, Ms. Moser was a founding member of Nau, Inc., in Portland, Oregon, where she served as Chief Operating Officer and General Manager. From 1991 to 2005, Ms. Moser held several key positions at Patagonia, Inc. including General Merchandising Manager.
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
Fredrick R. Pond joined Columbia in April 2010 as Senior Director Global IT and was named Vice President, Chief Information Officer in November 2011. Prior to joining Columbia, Mr. Pond served as Chief Information Officer for the North Pacific Group from January 2006 to March 2010 and as Director of Information Services for the Schnitzer Group of Companies between March 1997 and December 2005.
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
William Tung joined Columbia in September 2003 and was named Vice President of International Sales and Operations in December 2004. In October 2008, he was named Vice President of Latin America and Asia Pacific and in January 2013 was named Vice President of International Distributors and Asia Direct. From 2002 to 2003, Mr. Tung worked for The Body Shop International PLC as Regional Director of North Asia. He was employed by The Rockport Company from 1994 to 2002 where he served in a variety of capacities, most recently as Vice President of Europe. From 1991 to 1994, Mr. Tung worked for Prince Racquet Sports (a division of Benetton Sportsystems) as Sales and Marketing Manager of Asia-Pacific.
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
Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol “COLM.” At February 14, 2014, we had approximately 350 shareholders of record.
Following are the quarterly high and low sale prices for our Common Stock for the years ended December 31, 2013 and 2012:

	HIGH	LOW	DIVIDENDS DECLARED
2013
First Quarter	$59.94	$47.72	$0.22
Second Quarter	$63.27	$56.11	$0.22
Third Quarter	$66.69	$55.58	$0.22
Fourth Quarter	$79.48	$57.88	$0.25
2012
First Quarter	$51.42	$43.26	$0.22
Second Quarter	$53.86	$45.37	$0.22
Third Quarter	$55.80	$49.40	$0.22
Fourth Quarter	$58.47	$51.36	$0.22
Our current dividend policy is dependent on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. For various restrictions on our ability to pay dividends, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9 of Notes to Consolidated Financial Statements.
Performance Graph
The line graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 400 Mid-Cap Index and the Russell 3000 Textiles Apparel Manufacturers for the period beginning December 31, 2008 and ending December 31, 2013. The graph assumes that $100 was invested on December 31, 2008, and that any dividends were reinvested.
Historical stock price performance should not be relied on as indicative of future stock price performance.

Columbia Sportswear Company
Stock Price Performance
December 31, 2008—December 31, 2013

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
Columbia Sportswear Company
S&P 400 Mid-Cap Index
Russell 3000 Textiles Apparel & Shoes Index

Total Return Analysis

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Columbia Sportswear Co.	$100.00	$112.57	$181.33	$142.07	$165.73	$248.29
S&P 400 Mid-Cap Index	$100.00	$137.38	$173.98	$170.96	$201.53	$269.04
Russell 3000 Textiles Apparel Mfrs.	$100.00	$141.74	$186.72	$209.00	$233.98	$344.06
Issuer Purchases of Equity Securities
Since the inception of our stock repurchase plan in 2004 through December 31, 2013, our Board of Directors has authorized the repurchase of up to $500,000,000 of our common stock. As of December 31, 2013, we had repurchased 9,593,278 shares under this program for an aggregate purchase price of approximately $441,443,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.
We did not repurchase any equity securities during the three months ended December 31, 2013.

Item 6.    SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2013 have been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and accompanying Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$1,684,996	$1,669,563	$1,693,985	$1,483,524	$1,244,023
Net income attributable to Columbia Sportswear Company	94,341	99,859	103,479	77,037	67,021
Per Share of Common Stock Data:
Earnings per share attributable to Columbia Sportswear Company:
Basic	$2.74	$2.95	$3.06	$2.28	$1.98
Diluted	2.72	2.93	3.03	2.26	1.97
Cash dividends per share	0.91	0.88	0.86	2.24	0.66
Weighted average shares outstanding:
Basic	34,378	33,840	33,808	33,725	33,846
Diluted	34,717	34,132	34,204	34,092	33,981

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$1,605,588	$1,458,842	$1,382,542	$1,294,754	$1,212,883

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This annual report, including Item 1 of Part I and Item 7 of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, distribution channels and product categories, licensing income, expenses, input costs and cost containment measures, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, including funding and operation of our China joint venture, investments in and implementation of our information technology systems, our direct-to-consumer channels and other capital expenditures, access to raw materials and factory capacity, financing and working capital requirements and resources, tax rates and pre-tax income, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
The popularity of outdoor activities, weather, changing design trends, consumer adoption of innovative performance technologies and the availability and desirability of competitor alternatives affect consumer desire for our products. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences by adjusting the mix and price points of available product offerings, developing new products with innovative performance features and designs, and creating persuasive and memorable marketing communications to generate consumer awareness, demand and retention. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the outdoor industry and is heavily dependent upon weather and discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. The expansion of our direct-to-consumer operations has increased the proportion of sales and profits that we generate in the fourth calendar quarter. As a result, our sales and profits tend to be highest in the third and fourth calendar quarters. In 2013, approximately 63 percent of our net sales and nearly all of our profitability were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
We generally solicit orders from wholesale customers and independent distributors for the fall and spring seasons based on seasonal ordering deadlines that we establish to aid our efforts to plan manufacturing volumes to meet demand. We typically ship the majority of our advance fall season orders to wholesale customers and independent distributors beginning in July and continuing through December. Similarly, the majority of our advance spring season orders ship to wholesale customers and independent distributors beginning in January and continuing through June. Generally, orders are subject to cancellation prior to the date of shipment.
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
Business Outlook
The global business climate continues to present us with a great deal of uncertainty, making it difficult to predict future results. Factors that could significantly affect our full year 2014 outlook include:

•
Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on order cancellations, sales returns, customer accommodations, reorders, direct-to-consumer sales and suppressed demand in subsequent seasons;

•	Changes in mix and volume of full price sales in contrast with closeout product sales and promotional sales activity;

•	Costs and business interruption risks related to our supply chain and information technology infrastructure investments and projects, including our multi-year global ERP system implementation;

•	Our ability to effectively manage operating costs;

•
Continued political and economic uncertainty, which is creating headwinds in key global markets, particularly Europe as it relates to our EMEA direct business where we have ongoing efforts to revitalize the Columbia brand, and in South America with respect to import restrictions and currency constraints in key distributor markets;

•	The rate of new store expansion and performance of our existing stores and e-commerce sites in our global direct-to-consumer operations;

•	Changes in consumer spending activity; and

•	Fluctuating currency exchange rates.
These factors and others may have a material effect on our financial condition, results of operations, or cash flows, particularly with respect to quarterly comparisons.
We expect 2014 profitability to be affected by the following major factors:

•	incremental sales, operating costs and profits from our new China joint venture;

•	continued growth and increased investment in our global direct-to-consumer businesses;

•	renewed growth in our wholesale businesses beginning in the second half of 2014;

•	increased demand creation costs; and

•	incremental depreciation expense and post go-live support costs related to our United States ERP implementation beginning in the second quarter of the year.
Consistent with the historical seasonality of the business, we anticipate 2014 profitability to be heavily concentrated in the second half of the year.
We continue to expect to complete implementation of our new ERP system in the United States in April 2014 which, when combined with the fully functioning ERP system in our Canadian operation, will bring our North American wholesale business and the majority of our global supply chain operations onto the new platform. The timing of the implementation is scheduled to occur after our spring shipping window and prior to our larger fall wholesale and direct-to-consumer season.
We remain focused on driving sustainable, profitable sales growth by providing innovative products at accessible prices, transforming our global supply chain, including information technology, managing inventory, and nurturing stronger emotional connections with consumers through compelling marketing communications.
Results of Operations

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and accompanying Notes that appear elsewhere in this annual report. All references to years relate to the calendar year ended December 31.
Highlights of the Year Ended December 31, 2013

•
Net sales increased $15.4 million, or 1%, to $1,685.0 million in 2013 from $1,669.6 million in 2012. Changes in foreign currency exchange rates compared with 2012 negatively affected the consolidated net sales comparison by approximately one percentage point.

•
Net income attributable to Columbia Sportswear Company decreased 6% to $94.3 million in 2013, including an impairment charge of approximately $5.6 million, net of tax, from $99.9 million in 2012, and diluted earnings per share decreased to $2.72 in 2013, including an impairment charge of $0.16 per share, net of tax, compared to $2.93 in 2012.

•	We paid cash dividends totaling $31.3 million, or $0.91 per share, in 2013.
Our previously announced joint venture in mainland China with Swire commenced operations effective January 1, 2014. As a majority-owned entity, the joint venture's operations are included in our consolidated financial results. During 2013, our financial results were affected as we transitioned to the joint venture from our previous third-party distributor relationship with Swire. We funded our initial capital contribution of $12.0 million in cash and Swire funded its initial capital contribution of $8.0 million in cash to the joint venture during the second quarter of 2013. Additional capital will be provided in the first quarter of 2014 in the form of proportionate shareholder loans totaling up to $40 million. We incurred approximately $3.7 million of organizational and other pre-operating costs, including personnel costs, professional fees and selling-related expenses, during 2013. Our shipments of spring 2014 inventory for the China market, which began in the fourth quarter of 2013, were sold directly to the joint venture entity. The related sales, gross margin, and licensing income, which we would have recognized in the fourth quarter of 2013 under the historical distributor model, were deferred and will be recognized in future periods as the joint venture sells that inventory to wholesale customers and consumers. As of December 31, 2013, inventory of spring 2014 and prior seasons, totaling $20.6 million, was acquired by the joint venture. During 2013, we deferred gross profit and licensing income related to this inventory totaling $4.9 million, which we will recognize in future periods as the inventory is sold by the joint venture to wholesale customers and consumers. The effects of these deferrals have been included in our 2013 operating results.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	55.9	57.1	56.6
Gross profit	44.1	42.9	43.4
Selling, general and administrative expense	37.1	35.7	36.3
Net licensing income	0.8	0.8	1.0
Income from operations	7.8	8.0	8.1
Interest income, net	—	—	—
Other non-operating expense	—	—	—
Income before income tax	7.8	8.0	8.1
Income tax expense	(2.2)	(2.0)	(2.0)
Net income	5.6	6.0	6.1
Net loss attributable to non-controlling interest	—	—	—
Net income attributable to Columbia Sportswear Company	5.6%	6.0%	6.1%
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Sales:    Consolidated net sales increased $15.4 million, or 1%, to $1,685.0 million in 2013 from $1,669.6 million in 2012. Changes in foreign currency exchange rates compared with 2012 negatively affected the net sales comparison by approximately one percentage point.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Year Ended December 31,
	2013	2012	% Change
	(In millions, except for percentage changes)
United States	$971.3	$946.7	3%
LAAP	354.4	377.6	(6)%
EMEA	240.7	230.6	4%
Canada	118.6	114.7	3%
	$1,685.0	$1,669.6	1%
Net sales in the United States increased $24.6 million, or 3%, to $971.3 million in 2013 from $946.7 million in 2012. The increase in net sales in the United States consisted of a net sales increase in our direct-to-consumer channel across all brands and both product categories, partially offset by a net sales decrease in our wholesale business across all brands and both product categories. The increase in direct-to-consumer net sales was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At December 31, 2013, we operated 72 retail stores, compared with 63 stores at December 31, 2012. The decrease in net sales in our wholesale business was driven by a decline in advance wholesale orders following mild winter weather in 2012.
Net sales in the LAAP region decreased $23.2 million, or 6%, to $354.4 million in 2013 from $377.6 million in 2012. Changes in foreign currency exchange rates negatively affected the LAAP net sales comparison by approximately seven percentage points. The net sales decrease in the LAAP region was led by a net sales decrease in apparel, accessories and equipment, followed by a net sales decrease in footwear. The LAAP net sales decrease was concentrated in the Columbia brand, followed by the Mountain Hardwear brand, partially offset by a net sales increase in the Sorel brand. The LAAP net sales decrease was led by our LAAP distributor business, followed by Japan, partially offset by a net sales increase in Korea. Net sales to our LAAP distributors decreased primarily due to import restrictions and currency constraints in key South American distributor markets, the transition to a joint venture in China from our previous distributor model and a transition to a new distributor in Australia. The decrease in Japan net sales was due to unfavorable changes in currency exchange rates that more than offset a net sales increase in local currency. The increase in Korea net sales was primarily due to a greater number of retail stores operating during 2013 than in 2012 and a benefit from changes in currency exchange rates.
Net sales in the EMEA region increased $10.1 million, or 4%, to $240.7 million in 2013 from $230.6 million in 2012. Changes in foreign currency exchange rates contributed approximately two percentage points of benefit to the EMEA net sales comparison. The increase in net sales in the EMEA region consisted of a net sales increase in apparel, accessories and equipment, partially offset by a net sales decrease in footwear. The net sales increase consisted of a net sales increase in our EMEA distributor business that was concentrated in the Columbia brand. This increase was partially offset by a net sales decrease in our EMEA direct business reflecting a decline in advance orders placed for the Sorel and Columbia brands.
Net sales in Canada increased $3.9 million, or 3%, to $118.6 million in 2013 from $114.7 million in 2012. Changes in foreign currency exchange rates compared to 2012 negatively affected the Canada net sales comparison by approximately four percentage points. The increase in net sales consisted of an increase in footwear, partially offset by a net sales decrease in apparel, accessories and equipment, and was led by the Sorel brand, followed by the Columbia brand, partially offset by a net sales decrease in the Mountain Hardwear brand. The Canada net sales increase was led by direct-to-consumer sales driven by the opening of a second retail store during 2013, followed by an increase in wholesale net sales.

Sales by Product Category
Net sales by product category are summarized in the following table:

	Year Ended December 31,
	2013	2012	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$1,374.6	$1,347.0	2%
Footwear	310.4	322.6	(4)%
	$1,685.0	$1,669.6	1%
Net sales of apparel, accessories and equipment increased $27.6 million, or 2%, to $1,374.6 million in 2013 from $1,347.0 million in 2012. The increase in apparel, accessories and equipment net sales consisted of a net sales increase in the Columbia brand and was led by the United States, followed by the EMEA region, partially offset by net sales decreases in the LAAP region and Canada. The net sales increase in apparel, accessories and equipment in the United States consisted of a net sales increase in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business. The apparel, accessories and equipment net sales increase in the EMEA region consisted of an increase in our EMEA distributor business, partially offset by a net sales decrease in our EMEA direct business.
Net sales of footwear decreased $12.2 million, or 4%, to $310.4 million in 2013 from $322.6 million in 2012. The decrease in footwear net sales primarily consisted of a net sales decrease in the Columbia brand. The footwear net sales decrease was led by the United States, followed by the LAAP region and the EMEA region, partially offset by a net sales increase in Canada. The net sales decrease in footwear in the United States consisted of a net sales decrease in our wholesale business, partially offset by a net sales increase in our direct-to-consumer business. The LAAP footwear net sales decrease was led by our LAAP distributor business, followed by Japan, partially offset by a net sales increase in Korea.
Sales by Brand
Net sales by brand are summarized in the following table:

	Year Ended December 31,
	2013	2012	% Change
	(In millions, except for percentage changes)
Columbia	$1,412.9	$1,391.1	2%
Mountain Hardwear	132.5	141.5	(6)%
Sorel	128.7	127.0	1%
Other	10.9	10.0	9%
	$1,685.0	$1,669.6	1%
The net sales increase in 2013 compared to 2012 primarily consisted of a net sales increase in the Columbia brand which was favorably affected by cold winter weather in North America late in 2013, resulting in increased direct-to-consumer net sales. The Mountain Hardwear brand net sales decrease was led by the LAAP region, followed by the United States and Canada, partially offset by a net sales increase in the EMEA region.
Gross Profit:    Gross profit as a percentage of net sales increased to 44.1% in 2013 from 42.9% in 2012. Gross margin expansion was primarily due to:

•	Lower provisions for inventory;

•	A higher proportion of full-price wholesale sales;

•	A higher proportion of direct-to-consumer sales, which generate higher gross margins; and

•	Decreased promotional selling activities;
partially offset by:

•	Unfavorable foreign currency hedge rates.

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
SG&A expense increased $29.1 million, or 5%, to $625.7 million, or 37.1% of net sales, in 2013, from $596.6 million, or 35.7% of net sales, in 2012. The SG&A expense increase was primarily due to:

•	The expansion of direct-to-consumer operations globally;

•	Increased incentive compensation; and

•	Higher impairment charges resulting from the write-down in 2013 of our Europe distribution center;
partially offset by:

•	Favorable foreign currency exchange rates; and

•	Decreased operating costs in our Europe operations.
Depreciation and amortization included in SG&A expense totaled $39.6 million in 2013, compared to $39.9 million in 2012.
Net Licensing Income:    Net licensing income was flat at $13.8 million in both 2013 and 2012. Increases in domestic licensing income were offset by a decrease in LAAP licensing income due to the deferral of 2013 licensing income that will be recognized in gross profit in future periods beginning in 2014 in connection with our transition to the China joint venture.
Interest Income, Net:    Net interest income was $0.5 million in 2013, compared to $0.4 million in 2012. The increase in interest income was primarily driven by higher average cash and investment balances, partially offset by lower average interest rates during 2013 compared to 2012. Interest expense was nominal in both 2013 and 2012.
Income Tax Expense:    Income tax expense increased to $37.8 million in 2013 from $34.0 million in 2012. Our effective income tax rate increased to 28.8% from 25.4% in 2012, primarily due to changes in the geographic mix of income and decreased tax benefits from the resolution of uncertain tax positions.
Net Income attributable to Columbia Sportswear Company: Net income decreased $5.6 million, or 6%, to $94.3 million in 2013, including an impairment charge of approximately $5.6 million, net of tax, from $99.9 million in 2012. Diluted earnings per share was $2.72 in 2013, including an impairment charge of $0.16 per share, net of tax, compared to $2.93 in 2012.
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
Net sales in the EMEA region decreased $44.8 million, or 16%, to $230.6 million in 2012 from $275.4 million in 2011. Changes in foreign currency exchange rates negatively affected the EMEA net sales comparison by approximately four percentage points. The decrease in net sales in our EMEA region was led by footwear, followed by apparel, accessories and equipment. The net sales decrease consisted of a net sales decrease in our EMEA direct business reflecting a decline in advance orders due to the effects of the unseasonably warm 2011/2012 winter and a challenging macroeconomic environment, which have hampered our ongoing efforts to revitalize the Columbia brand in key European markets. This decrease was partially offset by a net sales increase in the EMEA distributor business, partially due to higher demand in Russia.
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
Selling, General and Administrative Expense:   SG&A expense decreased $18.1 million, or 3%, to $596.6 million, or 35.7% of net sales, in 2012, from $614.7 million, or 36.3% of net sales, in 2011. The SG&A expense decrease was primarily due to:

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
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our ongoing ERP implementation, expansion of our direct-to-consumer business, and the expansion of our global operations, including our joint venture in China, and general corporate needs. At December 31, 2013, we had total cash and cash equivalents of $437.5 million compared to $290.8 million at December 31, 2012. In addition, we had short-term investments of $91.8 million at December 31, 2013 compared to $44.7 million at December 31, 2012. At December 31, 2013, approximately 34% of our cash and short-term investments were held by our foreign subsidiaries where a repatriation of those funds to the United States would likely result in a significant tax expense for us.  However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States.  In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
2013 compared to 2012
Net cash provided by operating activities was $274.3 million in 2013 compared to $148.7 million in 2012. The increase in cash provided by operating activities was primarily due to larger decreases in inventory and accounts receivable for the year ended December 31, 2013 compared to the prior year, and an increase in accounts payable and accrued liabilities for the year ended December 31, 2013 compared to a decrease in the prior year.

Net cash used in investing activities was $116.1 million in 2013 compared to $85.0 million in 2012. For 2013, net cash used in investing activities primarily consisted of $69.4 million for capital expenditures, including development of our ongoing global ERP system, project and maintenance capital expenditures and investments in our direct-to-consumer business, and $46.8 million for net purchases of short-term investments. For 2012, net cash used in investing activities primarily consisted of $50.5 million for capital expenditures and $41.7 million for net purchases of short-term investments.
Net cash used in financing activities was $4.7 million in 2013 compared to $15.7 million in 2012. For 2013, net cash used in financing activities primarily consisted of dividend payments of $31.3 million, partially offset by net proceeds of $17.2 million from the issuance of common stock related to our stock compensation programs and an $8.0 million capital contribution from our China joint venture partner, which was recorded in equity as a non-controlling interest. For 2012, net cash used in financing activities primarily consisted of dividend payments of $29.8 million, partially offset by net proceeds of $13.1 million from the issuance of common stock.
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
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At December 31, 2013, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined limit of approximately $103.4 million at December 31, 2013, of which $3.2 million is designated as a European customs guarantee. At December 31, 2013, there was no balance outstanding under these lines of credit.
We expect to fund our future working capital expenditures with existing cash, operating cash flows and credit facilities. If the need arises, we may need to seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.
Our operations are affected by seasonal trends typical in the outdoor apparel and footwear industry and have historically resulted in higher sales and profits in the third and fourth calendar quarters. This pattern has resulted primarily from the timing of shipments of fall season products to wholesale customers in the third and fourth quarters and proportionally higher sales in our direct-to-consumer operations in the fourth quarter, combined with an expense base that is spread more evenly throughout the year. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and existing short-term borrowing arrangements.
Contractual obligations

The following table presents our estimated contractual commitments (in thousands):

	Year ended December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Inventory purchase obligations (1)	$216,752	$—	$—	$—	$—	$—	$216,752
Operating leases (2)	44,689	40,298	37,301	33,962	30,511	88,926	275,687
—————
(1)    See Inventory Purchase Obligations in Note 14 of Notes to Consolidated Financial Statements.
(2)    See Operating Leases in Note 14 of Notes to Consolidated Financial Statements.
We have recorded long-term liabilities for net unrecognized tax benefits related to income tax uncertainties in our Consolidated Balance Sheet at December 31, 2013 of approximately $14.0 million; however, they have not been included in the table above because we are uncertain about whether or when these amounts may be settled. See Note 11 of Notes to Consolidated Financial Statements.
Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our financial position and results of operations are subject to a variety of risks, including risks associated with global financial and capital markets, primarily currency exchange rate risk and, to a lesser extent, interest rate risk and equity market risk. We regularly assess these risks and have established policies and business practices designed to mitigate their effects. We do not engage in speculative trading in any financial or capital market.
Our primary currency exchange rate risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. We focus on mitigating changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, or Japanese yen as their functional currency. We manage this risk primarily by using currency forward contracts. Additionally, we use foreign currency forward contracts to hedge net balance sheet exposures related primarily to non-functional currency denominated monetary assets and liabilities consisting primarily of cash and cash equivalents, short-term investments, payables and intercompany loans for subsidiaries that use euros, Canadian dollars, yen, Korean won or Chinese renminbi as their functional currency.
The net fair value of our derivative contracts was favorable by approximately $3.7 million at December 31, 2013. A 10% unfavorable exchange rate change in the euro, Canadian dollar, yen and renminbi against the U.S. dollar would have resulted in the net fair value declining by approximately $17.6 million at December 31, 2013. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.
Our negotiated credit facilities generally charge interest based on a benchmark rate such as the London Interbank Offered Rate (“LIBOR”).  Fluctuations in short-term interest rates cause interest payments on drawn amounts to increase or decrease.   At December 31, 2013, our credit facilities did not have an outstanding balance.
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
Allowance for Uncollectable Accounts Receivable
We make ongoing estimates of the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and we make judgments about the creditworthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, credit insurance coverage, standby letters of credit and other forms of collateral, current economic trends, and changes in customer payment terms. Continued uncertainty in credit and market conditions may slow our collection efforts if customers experience difficulty accessing credit and paying their obligations, leading to higher than normal accounts receivable and increased bad debt expense. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectable accounts may differ from our estimates and may have a material effect on our consolidated financial position, results of operations or cash flows. If the financial condition of our customers deteriorates and results in their inability to make payments, a larger allowance may be required. If we determine that a smaller or larger allowance is appropriate, we will record a credit or a charge to SG&A expense in the period in which we make such a determination.
Excess, Close-Out and Slow Moving Inventory
We make ongoing estimates of potential excess, close-out or slow moving inventory. We evaluate our inventory on hand considering our purchase commitments, sales forecasts, and historical liquidation experience to identify excess, close-out or slow moving inventory and make provisions as necessary to properly reflect inventory value at the lower of cost or estimated market value. If we determine that a smaller or larger reserve is appropriate, we will record a credit or a charge to cost of sales in the period in which we make such a determination.
Product Warranty
We make ongoing estimates of potential future product warranty costs. When we evaluate our reserve for warranty costs, we consider our product warranty policies, historical claim rates by season, product category and mix, current warranty claim trends, and the historical cost to repair, replace, or refund the original sale. If we determine that a smaller or larger reserve is appropriate, we will record a credit or a charge to cost of sales in the period in which we make such a determination.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill
Long-lived assets are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, we estimate the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset.
We review and test our intangible assets with indefinite useful lives and goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Our intangible assets with indefinite lives consist of trademarks and trade names. Substantially all of our goodwill is recorded in the United States segment and impairment testing for goodwill is performed at the reporting unit level. In the impairment test for goodwill, the two-step process first compares the estimated fair value of the reporting unit with the carrying amount of that reporting unit. We estimate the fair value of our reporting units using a combination of discounted cash flow analysis, comparisons with the market values of similar publicly traded companies and other operating performance based valuation methods, as necessary. If step one indicates impairment, step two compares the estimated fair value of the reporting unit to the estimated fair value of all reporting unit assets and liabilities, except goodwill, to determine the implied fair value of goodwill. We calculate impairment as the excess of carrying amount of goodwill over the implied fair value of goodwill. In the impairment tests for trademarks and trade names, we compare the estimated fair value of each asset to its carrying amount. The fair values of trademarks and trade names are generally estimated using a relief from royalty method under the income approach. If the carrying amount of a trademark or trade name exceeds its estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value.
If events or circumstances indicate the carrying value of intangible assets with finite lives may be impaired, we estimate the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset.
Impairment charges are classified as a component of SG&A expense. The impairment tests and related fair value estimates are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, discount rates, remaining useful lives and other operating performance measures. Changes in estimates or the application of alternative assumptions could produce significantly different results. These assumptions and estimates may change in the future due to changes in economic conditions, changes in our ability to meet sales and profitability objectives or changes in our business operations or strategic direction.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Columbia Sportswear Company
Portland, Oregon
We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Sportswear Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/    DELOITTE & TOUCHE LLP
Portland, Oregon
February 27, 2014

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$437,489	$290,781
Short-term investments	91,755	44,661
Accounts receivable, net (Note 5)	306,878	334,324
Inventories, net (Note 6)	329,228	363,325
Deferred income taxes (Note 11)	52,041	50,929
Prepaid expenses and other current assets	33,081	38,583
Total current assets	1,250,472	1,122,603
Property, plant, and equipment, net (Note 7)	279,373	260,524
Intangible assets, net (Note 8)	36,288	37,618
Goodwill (Note 8)	14,438	14,438
Other non-current assets	25,017	23,659
Total assets	$1,605,588	$1,458,842
LIABILITIES AND EQUITY
Current Liabilities:
Notes payable (Note 9)	$—	$156
Accounts payable	173,557	142,240
Accrued liabilities (Note 10)	120,397	105,190
Income taxes payable (Note 11)	7,251	4,406
Deferred income taxes (Note 11)	49	67
Total current liabilities	301,254	252,059
Other long-term liabilities (Notes 12, 13)	29,527	27,171
Income taxes payable (Note 11)	13,984	11,638
Deferred income taxes (Note 11)	7,959	1,807
Total liabilities	352,724	292,675
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 34,595 and 34,075 issued and outstanding (Note 15)	52,325	24,814
Retained earnings	1,157,733	1,094,690
Accumulated other comprehensive income (Note 18)	35,360	46,663
Total Columbia Sportswear Company shareholders’ equity	1,245,418	1,166,167
Non-controlling interest (Note 4)	7,446	—
Total equity	1,252,864	1,166,167
Total liabilities and equity	$1,605,588	$1,458,842

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net sales	$1,684,996	$1,669,563	$1,693,985
Cost of sales	941,341	953,169	958,677
Gross profit	743,655	716,394	735,308
Selling, general and administrative expenses	625,656	596,635	614,658
Net licensing income	13,795	13,769	15,756
Income from operations	131,794	133,528	136,406
Interest income, net	503	379	1,274
Other non-operating expense	(871)	—	—
Income before income tax	131,426	133,907	137,680
Income tax expense (Note 11)	(37,823)	(34,048)	(34,201)
Net income	93,603	99,859	103,479
Net loss attributable to non-controlling interest	(738)	—	—
Net income attributable to Columbia Sportswear Company	$94,341	$99,859	$103,479
Earnings per share attributable to Columbia Sportswear Company (Note 17):
Basic	$2.74	$2.95	$3.06
Diluted	2.72	2.93	3.03
Cash dividends per share:	$0.91	$0.88	$0.86
Weighted average shares outstanding (Note 17):
Basic	34,378	33,840	33,808
Diluted	34,717	34,132	34,204

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$93,603	$99,859	$103,479
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities (net of tax (expense) benefit of ($2), $4, and $23, respectively)	3	(7)	(38)
Unrealized gains (losses) on derivative transactions (net of tax (expense) benefit of $9, ($171) and ($1,858), respectively)	(1,261)	(4,745)	8,921
Foreign currency translation adjustments (net of tax expense of $191, $59 and $315, respectively)	(9,861)	4,518	(8,701)
Other comprehensive income (loss)	(11,119)	(234)	182
Comprehensive income	82,484	99,625	103,661
Comprehensive loss attributable to non-controlling interest	(554)	—	—
Comprehensive income attributable to Columbia Sportswear Company	$83,038	$99,625	$103,661

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$93,603	$99,859	$103,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,871	40,892	43,560
Loss on disposal or impairment of property, plant, and equipment	9,344	1,582	6,485
Deferred income taxes	8,818	7,140	(3,582)
Stock-based compensation	8,878	7,833	7,870
Excess tax benefit from employee stock plans	(1,532)	(1,016)	(1,828)
Changes in operating assets and liabilities:
Accounts receivable	27,442	18,166	(54,334)
Inventories	34,089	2,951	(55,223)
Prepaid expenses and other current assets	5,166	(2,025)	(10,186)
Other assets	(4,215)	(1,259)	(4,520)
Accounts payable	31,711	(12,330)	19,081
Accrued liabilities	12,210	(5,199)	17,630
Income taxes payable	5,534	(11,052)	(7,010)
Other liabilities	2,356	3,126	2,374
Net cash provided by operating activities	274,275	148,668	63,796
Cash flows from investing activities:
Purchases of short-term investments	(125,390)	(83,969)	(46,349)
Sales of short-term investments	78,636	42,319	112,070
Capital expenditures	(69,443)	(50,491)	(78,404)
Proceeds from sale of property, plant, and equipment	111	7,099	168
Net cash used in investing activities	(116,086)	(85,042)	(12,515)
Cash flows from financing activities:
Proceeds from credit facilities	69,136	100,654	119,384
Repayments on credit facilities	(69,292)	(100,498)	(119,384)
Proceeds from issuance of common stock under employee stock plans	19,537	14,600	10,991
Tax payments related to restricted stock unit issuances	(2,291)	(1,486)	(2,974)
Excess tax benefit from employee stock plans	1,532	1,016	1,828
Repurchase of common stock	—	(206)	(20,000)
Capital contribution from non-controlling interest	8,000	—	—
Cash dividends paid	(31,298)	(29,780)	(29,075)
Net cash used in financing activities	(4,676)	(15,700)	(39,230)
Net effect of exchange rate changes on cash	(6,805)	1,821	(5,274)
Net increase in cash and cash equivalents	146,708	49,747	6,777
Cash and cash equivalents, beginning of year	290,781	241,034	234,257
Cash and cash equivalents, end of year	$437,489	$290,781	$241,034
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$22,771	$43,696	$42,405
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	5,195	5,313	952

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2011	33,683	$5,052	$950,207	$46,715	$—	$1,001,974
Net income	—	—	103,479	—	—	103,479
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities, net	—	—	—	(38)	—	(38)
Unrealized holding gains on derivative transactions, net	—	—	—	8,921	—	8,921
Foreign currency translation adjustment, net	—	—	—	(8,701)	—	(8,701)
Cash dividends ($0.86 per share)	—	—	(29,075)	—	—	(29,075)
Issuance of common stock under employee stock plans, net	353	8,017	—	—	—	8,017
Tax adjustment from stock plans	—	2,098	—	—	—	2,098
Stock-based compensation expense	—	7,870	—	—	—	7,870
Repurchase of common stock	(398)	(20,000)	—	—	—	(20,000)
BALANCE, DECEMBER 31, 2011	33,638	3,037	1,024,611	46,897	—	1,074,545
Net income	—	—	99,859	—	—	99,859
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities, net	—	—	—	(7)	—	(7)
Unrealized holding losses on derivative transactions, net	—	—	—	(4,745)	—	(4,745)
Foreign currency translation adjustment, net	—	—	—	4,518	—	4,518
Cash dividends ($0.88 per share)	—	—	(29,780)	—	—	(29,780)
Issuance of common stock under employee stock plans, net	441	13,114	—	—	—	13,114
Tax adjustment from stock plans	—	1,036	—	—	—	1,036
Stock-based compensation expense	—	7,833	—	—	—	7,833
Repurchase of common stock	(4)	(206)	—	—	—	(206)
BALANCE, DECEMBER 31, 2012	34,075	24,814	1,094,690	46,663	—	1,166,167
Net income	—	—	94,341	—	(738)	93,603
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	3	—	3
Unrealized holding losses on derivative transactions, net	—	—	—	(1,261)	—	(1,261)
Foreign currency translation adjustment, net	—	—	—	(10,045)	184	(9,861)
Cash dividends ($0.91 per share)	—	—	(31,298)	—	—	(31,298)
Issuance of common stock under employee stock plans, net	520	17,246	—	—	—	17,246
Capital contribution from non-controlling interest	—	—	—	—	8,000	8,000
Tax adjustment from stock plans	—	1,387	—	—	—	1,387
Stock-based compensation expense	—	8,878	—	—	—	8,878
BALANCE, DECEMBER 31, 2013	34,595	$52,325	$1,157,733	$35,360	$7,446	$1,252,864

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
Nature of the business:
Columbia Sportswear Company is a global leader in the design, sourcing, marketing and distribution of active outdoor apparel, footwear, accessories and equipment.
Principles of consolidation:
The consolidated financial statements include the accounts of Columbia Sportswear Company, its wholly owned subsidiaries and entities in which it maintains a controlling financial interest (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
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
Changes affecting comparability:
In 2013, amounts relating to foreign currency gains and losses are now reported as other non-operating expense on the Consolidated Statements of Operations. Prior year amounts are immaterial and are presented in selling, general and administrative ("SG&A") expenses.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and cash equivalents:
Cash and cash equivalents are stated at fair value or at cost, which approximates fair value, and include investments with original maturities of 90 days or less at the date of acquisition. At December 31, 2013 and 2012, cash and cash equivalents consisted of cash, money market funds, time deposits, certificates of deposit, repurchase agreements and municipal bonds with original maturities ranging from overnight to less than 90 days.
Investments:
At December 31, 2013, short-term investments consisted of certificates of deposit and municipal bonds with original maturities greater than 90 days, variable-rate demand notes that have features which enable the Company to sell back the bonds at par value within 7 days and shares in a short-term bond fund. At December 31, 2012, short-term investments consisted of certificates of deposit and municipal bonds with original maturities greater than 90 days and variable-rate demand notes that have features which enable the Company to sell back the bonds at par value within 7 days.  These investments are considered available for use in current operations.  The majority of short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income.  The remainder of short-term investments consists of investments held as part of the Company's deferred compensation plan. These investments are classified as trading securities and are recorded at fair value with any unrealized gain and losses reported in net income. Realized gains or losses are determined based on the specific identification method.
At December 31, 2013 and 2012, long-term investments included in other non-current assets consisted of mutual fund shares held to offset liabilities to participants in the Company’s deferred compensation plan. The investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported in

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating expenses, which are offset against gains and losses resulting from changes in corresponding deferred compensation liabilities to participants.
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
Property, plant, and equipment:
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The principal estimated useful lives are: land improvements, 15 years; buildings and building improvements, 15-30 years; furniture and fixtures, 3-10 years; and machinery and equipment, 3-10 years. Leasehold improvements are depreciated over the lesser of the estimated useful life of the improvement, which is most commonly 7 years, or the remaining term of the underlying lease.
Improvements to property, plant and equipment that substantially extend the useful life of the asset are capitalized. Repair and maintenance costs are expensed as incurred. Internal and external costs directly related to the development of internal-use software during the application development stage, including costs incurred for third party contractors and employee compensation, are capitalized and depreciated over a 3-10 year estimated useful life.
Impairment of long-lived assets:
Long-lived assets are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. Impairment charges for long-lived assets are included in SG&A expense and were $8,995,000, $1,653,000 and $6,211,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The charge during the year ended December 31, 2013 was recorded in the EMEA region for its European distribution center. Charges during the years ended December 31, 2012 and 2011 were recorded in the United States and EMEA regions for retail stores.
Intangible assets and goodwill:
Intangible assets with indefinite useful lives and goodwill are not amortized but are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized using the straight-line method over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired.
Impairment of intangible assets and goodwill:
The Company reviews and tests its intangible assets with indefinite useful lives and goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company’s intangible assets with indefinite lives consist of trademarks and trade names. Substantially all of the Company’s goodwill is recorded in the United States segment and impairment testing for goodwill is performed

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at the reporting unit level. In the impairment test for goodwill, the two-step process first compares the estimated fair value of the reporting unit with the carrying amount of that reporting unit. The Company estimates the fair value of its reporting units using a combination of discounted cash flow analysis, comparisons with the market values of similar publicly traded companies and other operating performance based valuation methods, as necessary. If step one indicates impairment, step two compares the estimated fair value of the reporting unit to the estimated fair value of all reporting unit assets and liabilities, except goodwill, to determine the implied fair value of goodwill. The Company calculates impairment as the excess of carrying amount of goodwill over the implied fair value of goodwill. In the impairment tests for trademarks and trade names, the Company compares the estimated fair value of each asset to its carrying amount. The fair values of trademarks and trade names are generally estimated using a relief from royalty method under the income approach. If the carrying amount of a trademark or trade name exceeds its estimated fair value, the Company calculates impairment as the excess of carrying amount over the estimate of fair value.
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
Impairment charges are classified as a component of SG&A expense. The impairment tests and related fair value estimates are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, discount rates, remaining useful lives and other operating performance measures. Changes in estimates or the application of alternative assumptions could produce significantly different results. These assumptions and estimates may change in the future due to changes in economic conditions, changes in the Company’s ability to meet sales and profitability objectives or changes in the Company’s business operations or strategic direction.
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
Accrued income taxes in the Consolidated Balance Sheets include unrecognized income tax benefits relating to uncertain tax positions, including related interest and penalties, appropriately classified as current or noncurrent. The Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  In making this determination, the Company assumes that the taxing authority will examine the position and that it will have full knowledge of all relevant information. The provision for income taxes also includes estimates of interest and penalties related to uncertain tax positions.
Derivatives:

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective portion of changes in fair values of outstanding cash flow hedges is recorded in other comprehensive income until earnings are affected by the hedged transaction, and any ineffective portion is included in current income. In most cases amounts recorded in other comprehensive income will be released to earnings some time after maturity of the related derivative. The Consolidated Statements of Operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in cost of sales when the underlying hedged transaction affects earnings. Unrealized derivative gains and losses, which are recorded in assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Consolidated Statements of Cash Flows based on their respective balance sheet classifications. See Note 20 for more information on derivatives and risk management.
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
Where title passes upon receipt by the customer, predominantly in the Company’s European wholesale business, precise information regarding the date of receipt by the customer is not readily available. In these cases, the Company estimates the date of receipt by the customer based on historical and expected delivery times by geographic location. The Company periodically tests the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to five days. To date, the Company has found these estimates to be materially accurate.
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
Shipping and handling costs:

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and handling fees billed to customers and consumers are recorded as revenue. The direct costs associated with shipping goods to customers and consumers are recorded as cost of sales. Inventory planning, receiving and handling costs are recorded as a component of SG&A expenses and were $56,891,000, $59,212,000 and $65,290,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Advertising costs:
Advertising costs are expensed in the period incurred and are included in SG&A expenses. Total advertising expense, including cooperative advertising costs, was $78,095,000, $76,714,000 and $85,003,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs are included in expenses because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated. Cooperative advertising costs were $6,032,000, $7,851,000 and $8,554,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Recent Accounting Pronouncements:
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that indefinite-lived intangible assets are impaired before calculating the fair value of the assets. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The Company adopted the new guidance as of January 1, 2013. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU provides clarification regarding the release of any cumulative translation adjustment when the parent ceases to have controlling financial interest in a business or group of assets held within a foreign entity. The amendment is effective on a prospective basis for interim and annual periods beginning after December 15, 2013. The Company does not expect the adoption of this standard to have a material effect on the Company's financial position, results of operations or cash flows.
NOTE 3—CONCENTRATIONS
Trade Receivables
The Company had one customer in its Canada segment that accounted for approximately 10.5% of consolidated accounts receivable at December 31, 2013. No single customer accounted for 10% or more of consolidated accounts receivable at December 31, 2012. No single customer accounted for 10% or more of consolidated revenues for any of the years ended December 31, 2013, 2012 or 2011.
Derivatives
The Company uses derivative instruments to hedge the currency exchange rate risk of anticipated transactions denominated in non-functional currencies that are designated and qualify as cash flow hedges. The Company also uses derivative instruments to economically hedge the currency exchange rate risk of certain investment positions, to hedge balance sheet re-measurement risk and to hedge other anticipated transactions that do not qualify as cash flow hedges. At December 31, 2013, the Company’s derivative contracts had a remaining maturity of approximately two years or less. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $2,000,000 at December 31, 2013. All of the Company’s derivative counterparties have investment grade credit ratings and as a result, the Company does not require collateral to facilitate transactions. See Note 20 for further disclosures concerning derivatives.
Country and supplier concentrations
The Company’s products are produced by independent factories located outside the United States, principally in Southeast Asia. Apparel is manufactured in approximately 20 countries, with Vietnam and China accounting for approximately 67% of 2013 global apparel production. Footwear is manufactured in four countries, with China and Vietnam accounting for approximately 99% of 2013 global footwear production. The five largest apparel factory groups accounted for approximately 30% of 2013 global apparel production, with the largest factory group accounting for 13% of 2013 global apparel production. The five largest footwear factory groups accounted for approximately 79% of 2013 global footwear production, with the largest factory group accounting for 36% of 2013 global footwear production. These companies, however, have multiple factory locations, many of which are in different countries, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on the Company.
NOTE 4—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources, Limited ("Swire") to support the development of the Company's business in China. The joint venture was in a formation and start-up phase during 2013 and began operations on January 1, 2014. In 2013, Swire made an initial capital contribution of $8,000,000 in cash, and the Company made an initial capital contribution of $12,000,000 in cash. The accounts and operations of the joint venture are included in the Consolidated Financial Statements as of December 31, 2013. Swire's share of the net loss of the joint venture is included in net loss attributable to non-controlling interest in the Consolidated Statements of Operations for the year ended December 31, 2013. The 40% non-controlling equity interest in the joint venture is presented separately in the Consolidated Balance Sheet and Consolidated Statement of Equity for the year ended December 31, 2013.
NOTE 5—ACCOUNTS RECEIVABLE, NET

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable, net, is as follows (in thousands):

	December 31,
	2013	2012
Trade accounts receivable	$315,160	$341,701
Allowance for doubtful accounts	(8,282)	(7,377)
Accounts receivable, net	$306,878	$334,324
NOTE 6—INVENTORIES, NET
Inventories, net, consisted of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$1,130	$1,633
Work in process	1,203	1,969
Finished goods	326,895	359,723
	$329,228	$363,325
NOTE 7—PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Land and improvements	$21,321	$20,036
Buildings and improvements	165,582	166,365
Machinery and equipment	212,097	206,805
Furniture and fixtures	65,540	54,914
Leasehold improvements	78,631	72,426
Construction in progress	62,582	43,021
	605,753	563,567
Less accumulated depreciation	(326,380)	(303,043)
	$279,373	$260,524
NOTE 8—INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets that are determined to have finite lives include patents and purchased technology and are amortized over their estimated useful lives, which is approximately 10 years. Intangible assets with indefinite useful lives include trademarks and trade names and are not amortized but are periodically evaluated for impairment.
Identifiable intangible assets consisted of the following (in thousands):

	December 31,
	2013	2012
Intangible assets subject to amortization:
Gross carrying amount	$14,198	$14,198
Accumulated amortization	(5,331)	(4,001)
Net carrying amount	8,867	10,197
Intangible assets not subject to amortization	27,421	27,421
Intangible assets, net	$36,288	$37,618

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for the years ended December 31, 2013, 2012, and 2011 was $1,330,000, $1,402,000 and $1,403,000, respectively. Annual amortization expense for intangible assets subject to amortization is estimated to be $1,330,000 in 2014 through 2018.
At December 31, 2013, 2012 and 2011, the Company determined that its goodwill and intangible assets were not impaired.
NOTE 9—SHORT-TERM BORROWINGS AND CREDIT LINES
The Company has a domestic credit agreement for an unsecured, committed $125,000,000 revolving line of credit. The maturity date of this agreement is July 1, 2018. Interest, payable monthly, is based on the Company’s applicable funded debt ratio, ranging from LIBOR plus 87.5 to 162.5 basis points. This line of credit requires the Company to comply with certain financial covenants covering net income, tangible net worth and borrowing basis. If the Company is in default, it is prohibited from paying dividends or repurchasing common stock. At December 31, 2013, the Company was in compliance with all associated covenants. At December 31, 2013 and 2012, no balance was outstanding under this line of credit.
The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing up to a maximum of C$30,000,000 (US$28,241,000) at December 31, 2013. The revolving line accrues interest at the bank’s Canadian prime rate. At December 31, 2013, there was no balance outstanding under this line of credit. At December 31, 2012, $156,000 was outstanding under this line.
The Company’s European subsidiary has available two separate unsecured and uncommitted lines of credit guaranteed by the parent company providing for borrowing up to a maximum of €25,800,000 and €5,000,000, respectively (combined US$42,331,000), at December 31, 2013, of which US$3,161,000 of the €5,000,000 line is designated as a European customs guarantee. These lines accrue interest based on the European Central Bank refinancing rate plus 50 basis points and the Euro Overnight Index Average plus 75 basis points, respectively. There was no balance outstanding under either line at December 31, 2013 or 2012.
The Company’s Japanese subsidiary has two separate unsecured and uncommitted lines of credit guaranteed by the parent company providing for borrowing up to a maximum of US$10,000,000 and ¥300,000,000, respectively (combined US$12,849,000), at December 31, 2013. These lines accrue interest at LIBOR plus 100 basis points and the Bank of Tokyo Prime Rate, respectively. There was no balance outstanding under either line at December 31, 2013 or 2012.
On July 5, 2013, the Company’s Korean subsidiary decreased the maximum borrowing permitted under its unsecured and uncommitted line of credit agreement to US$20,000,000. The revolving line accrues interest at the Korean three-month CD rate plus 220 basis points. There was no balance outstanding under this line at December 31, 2013 or 2012.
Off-Balance Sheet Arrangements
The Company has arrangements in place to facilitate the import and purchase of inventory through import letters of credit. The Company has available unsecured and uncommitted import letters of credit in the aggregate amount of $5,000,000 subject to annual renewal. At December 31, 2013, no balance was outstanding under these letters of credit.
NOTE 10—ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2013	2012
Accrued salaries, bonus, vacation and other benefits	$68,046	$55,728
Accrued import duties	10,594	15,023
Product warranties	10,768	10,209
Other	30,989	24,230
	$120,397	$105,190
A reconciliation of product warranties is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of period	$10,209	$10,452	$10,256
Provision for warranty claims	5,644	4,905	4,758
Warranty claims	(5,054)	(5,272)	(4,468)
Other	(31)	124	(94)
Balance at end of period	$10,768	$10,209	$10,452
NOTE 11—INCOME TAXES
Consolidated income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S. operations	$88,561	$73,625	$68,412
Foreign operations	42,865	60,282	69,268
Income before income tax	$131,426	$133,907	$137,680
The components of the provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$14,953	$14,365	$16,384
State and local	1,999	876	1,995
Non-U.S.	14,178	12,448	19,508
	31,130	27,689	37,887
Deferred:
Federal	11,363	5,806	407
State and local	(120)	690	229
Non-U.S.	(4,550)	(137)	(4,322)
	6,693	6,359	(3,686)
Income tax expense	$37,823	$34,048	$34,201
The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2013	2012	2011
	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.5	1.7	1.5
Non-U.S. income taxed at different rates	(3.7)	(5.4)	(6.5)
Foreign tax credits	(0.5)	—	(1.8)
Reduction of unrecognized tax benefits	(1.9)	(4.3)	(3.5)
Research credits	(2.1)	(1.7)	(0.6)
Other	0.5	0.1	0.7
Actual provision for income taxes	28.8%	25.4%	24.8%
Significant components of the Company’s deferred taxes consisted of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Non-deductible accruals and allowances	$37,986	$31,139
Capitalized inventory costs	22,589	25,294
Stock compensation	6,329	6,633
Net operating loss carryforwards	9,683	6,198
Depreciation and amortization	2,413	1,568
Tax credits	198	10,398
Other	1,055	755
Gross deferred tax assets	80,253	81,985
Valuation allowance	(8,633)	(6,935)
Net deferred tax assets	71,620	75,050
Deferred tax liabilities:
Depreciation and amortization	(20,243)	(16,802)
Foreign currency loss	(2,540)	(2,313)
Other	(810)	(587)
Gross deferred tax liabilities	(23,593)	(19,702)
Total net deferred taxes	$48,027	$55,348
The Company records net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company had net operating loss carryforwards at December 31, 2013 and 2012 in certain international tax jurisdictions of $76,525,000 and $56,749,000, respectively, which will begin to expire in 2015. The net operating losses result in deferred tax assets of $9,683,000 and $6,198,000 at December 31, 2013 and 2012, respectively. These deferred tax assets were subject to valuation allowances of $8,297,000 and $6,198,000 at December 31, 2013 and 2012, respectively. To the extent that the Company reverses a portion of the valuation allowance, the adjustment would be recorded as a reduction to income tax expense.
Non-current deferred tax assets of $3,994,000 and $6,293,000 are included as a component of other non-current assets in the consolidated balance sheet at December 31, 2013 and 2012, respectively.
The Company had undistributed earnings of foreign subsidiaries of approximately $320,708,000 at December 31, 2013 for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

United States. If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation. The amount of the unrecognized deferred tax liability associated with the undistributed earnings was approximately $77,825,000 at December 31, 2013. The unrecognized deferred tax liability approximates the excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.
The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Germany, Hong Kong, Italy, Japan, South Korea, Switzerland, the United Kingdom and the United States. Internationally, the Company has effectively settled Canadian and Korean tax examinations of all years through 2008, French tax examinations of all years through 2009 and Swiss and Japanese tax examinations of all years through 2010.  The Company received notification from the Korean National Tax Service on February 11, 2014, indicating that its 2009 and 2010 income tax returns have been selected for audit. The Company has effectively settled U.S. tax examinations of all years through 2009, with the exception of amended 2008 and 2009 income tax refund claims that are being reviewed by the Internal Revenue Service ("IRS"). The IRS commenced an examination of the Company's U.S. income tax returns for 2011 and 2012 in the second quarter and fourth quarter of 2013, respectively. It is anticipated that these examinations will be completed by the end of 2014. The Company does not anticipate that adjustments relative to ongoing tax audits will result in a material changes to its consolidated financial position, results of operations or cash flows.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2013	2012	2011
Balance at beginning of period	$12,431	$14,316	$18,694
Increases related to prior year tax positions	252	3,208	43
Decreases related to prior year tax positions	(332)	(19)	(141)
Increases related to current year tax positions	4,281	2,049	1,388
Settlements	(84)	(1,817)	(649)
Expiration of statute of limitations	(1,909)	(5,306)	(5,019)
Balance at end of period	$14,639	$12,431	$14,316
Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months following December 31, 2013 by a range of zero to $14,077,000. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.
Unrecognized tax benefits of $12,679,000 and $10,328,000 would affect the effective tax rate if recognized at December 31, 2013 and 2012, respectively.
The Company recognizes interest expense and penalties related to income tax matters in income tax expense. The Company recognized a net reversal of accrued interest and penalties of $253,000, $357,000 and $501,000 in 2013, 2012 and 2011, respectively, all of which related to uncertain tax positions. The Company had $2,823,000 and $3,077,000 of accrued interest and penalties related to uncertain tax positions at December 31, 2013 and 2012, respectively.
NOTE 12—OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2013	2012
Straight-line and deferred rent liabilities	$22,525	$20,395
Asset retirement obligations	2,052	1,849
Deferred compensation plan liability (Note 13)	4,855	4,080
Other	95	847
	$29,527	$27,171
NOTE 13—RETIREMENT SAVINGS PLANS
401(k) Profit-Sharing Plan
The Company has a 401(k) profit-sharing plan, which covers substantially all U.S. employees. Participation begins the first day of the quarter following completion of 30 days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All Company contributions to the plan as determined by the Board of Directors totaled $5,200,000, $4,966,000 and $5,223,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Deferred Compensation Plan
The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Company contributions to the plan totaled $483,000, $259,000 and $245,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds. Changes in the market value of the participants’ investment selections are recorded as an adjustment to deferred compensation liabilities, with an offset to compensation expense. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment. At December 31, 2013 and 2012, the liability to participants under this plan was $4,855,000 and $4,080,000, respectively, and was recorded in other long-term liabilities. The current portion of the participant liability at December 31, 2013 was $336,000. The current portion of the participant liability at December 31, 2012 was not material.
The Company has purchased specific mutual funds in the same amounts as the participant-directed investment selections underlying the deferred compensation liabilities. These investment securities and earnings thereon, held in an irrevocable trust, are intended to provide a source of funds to meet the deferred compensation obligations, subject to claims of creditors in the event of the Company’s insolvency. The mutual funds are recorded at fair value in other non-current assets. At December 31, 2013 and 2012, the fair value of the mutual fund investments was $4,855,000 and $4,080,000, respectively. Realized and unrealized gains and losses on the mutual fund investments are offset against gains and losses resulting from changes in corresponding deferred compensation liabilities to participants.
NOTE 14—COMMITMENTS AND CONTINGENCIES
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

holidays. The Company recognizes the benefits related to the lease incentives on a straight-line basis over the applicable lease term.
Rent expense, including percentage rent but excluding operating costs for which the Company is obligated, consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Rent expense included in SG&A expense	$53,972	$51,853	$46,869
Rent expense included in cost of sales	1,592	1,528	1,429
	$55,564	$53,381	$48,298
Approximate future minimum payments, including rent escalation clauses and stores that are not yet open, on all lease obligations at December 31, 2013, are as follows (in thousands). Operating lease obligations listed below do not include percentage rent, real estate taxes, insurance, CAM, and other costs for which the Company is obligated. These operating lease commitments are not reflected on the Consolidated Balance Sheets.

2014	$44,689
2015	40,298
2016	37,301
2017	33,962
2018	30,511
Thereafter	88,926
$275,687
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders for sourced apparel, footwear, accessories and equipment, and raw material commitments not included in open production purchase orders. At December 31, 2013, inventory purchase obligations were $216,752,000. To support certain inventory purchase obligations, the Company maintains unsecured and uncommitted lines of credit available for issuing import letters of credit. At December 31, 2013, the Company had no balance outstanding under these letters of credit.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—SHAREHOLDERS’ EQUITY
Since the inception of the Company’s stock repurchase plan in 2004 through December 31, 2013, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of December 31, 2013, the Company had repurchased 9,593,278 shares under this program at an aggregate purchase price of approximately $441,443,000. During the year ended December 31, 2013, the Company did not repurchase any shares of common stock under the stock repurchase plan. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
NOTE 16—STOCK-BASED COMPENSATION
The Company’s stock incentive plan (the “Plan”) provides for issuance of up to 10,400,000 shares of the Company’s Common Stock, of which 2,187,824 shares were available for future grants under the Plan at December 31, 2013. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.
Stock-based compensation expense consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of sales	$347	$287	$282
SG&A expense	8,531	7,546	7,588
Pre-tax stock-based compensation expense	8,878	7,833	7,870
Income tax benefits	(3,102)	(2,724)	(2,729)
Total stock-based compensation expense, net of tax	$5,776	$5,109	$5,141
The Company realized a tax benefit for the deduction from stock-based award transactions of $4,793,000, $3,410,000, and $4,702,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
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
The Company estimates the fair value of stock options using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The option's expected term is derived from historical option exercise behavior and the option's terms and conditions, which the Company believes provide a reasonable basis for estimating an expected term. The expected volatility is estimated based on observations of the Company's historical volatility over the most recent term commensurate with the expected term. The risk-free interest rate is based on the U.S. Treasury yield approximating the expected term. The dividend yield is based on the anticipated cash dividend payouts. Assumptions are evaluated and revised as necessary to reflect changes in market conditions and the Company’s experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the weighted average assumptions for the years ended December 31:

	2013	2012	2011 (1)
Expected term	4.70 years	4.78 years	5.12 years
Expected stock price volatility	30.53%	32.20%	30.76%
Risk-free interest rate	0.71%	0.88%	1.84%
Expected dividend yield	1.62%	1.80%	1.31%
Weighted average grant date fair value	$12.36	$11.57	$16.09
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

The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2011	1,872,214	$42.84	6.33	$33,057
Granted	340,973	61.38
Cancelled	(40,396)	43.68
Exercised	(253,695)	43.32
Options outstanding at December 31, 2011	1,919,096	46.05	6.25	9,141
Granted	358,169	48.82
Cancelled	(172,465)	52.90
Exercised	(380,811)	38.34
Options outstanding at December 31, 2012	1,723,989	47.64	6.15	13,001
Granted	354,110	54.66
Cancelled	(59,549)	53.33
Exercised	(444,418)	43.96
Options outstanding at December 31, 2013	1,574,132	$50.04	6.36	$45,187
Options vested and expected to vest at December 31, 2013	1,520,425	$49.90	6.28	$43,859
Options exercisable at December 31, 2013	821,859	$47.15	4.66	$25,969
The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day.
Total stock option compensation expense for the years ended December 31, 2013, 2012 and 2011 was $3,479,000, $3,180,000 and $3,550,000, respectively. At December 31, 2013, unrecognized costs related to stock options totaled approximately $5,637,000, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at December 31, 2013 are expected to be recognized over a weighted average period of 2.23 years. The aggregate intrinsic value of stock options exercised was $7,491,000, $5,517,000 and $4,906,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2013, 2012 and 2011 was $19,537,000, $14,600,000 and $10,991,000, respectively.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units
Service-based restricted stock units are granted at no cost to key employees, and shares granted prior to 2009 generally vest over three years from the date of grant. Service-based restricted stock units granted after 2008 generally vest over a period of four years. Performance-based restricted stock units are granted at no cost to certain members of the Company’s senior executive team, excluding the Chairman and the President and Chief Executive Officer. Performance-based restricted stock units granted prior to 2010 generally vest over a performance period of between two and one-half and three years with an additional required service period of one year. Performance-based restricted stock units granted after 2009 generally vest over a performance period of between two and three years. Restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance and/or Company performance. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. For the years ended December 31, 2013, 2012 and 2011, the Company withheld 41,683, 30,299 and 48,059 shares, respectively, to satisfy $2,291,000, $1,486,000 and $2,974,000 of employees’ tax obligations, respectively.
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
The following table presents the weighted average assumptions for the years ended December 31:

	2013	2012	2011
Vesting period	3.84 years	3.86 years	3.96 years
Expected dividend yield	1.58%	1.77%	1.33%
Estimated average fair value per restricted stock unit granted	$53.34	$46.57	$58.37
The following table summarizes the restricted stock unit activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2011	328,795	$37.63
Granted	145,768	58.37
Vested	(146,951)	38.01
Forfeited	(30,860)	41.79
Restricted stock units outstanding at December 31, 2011	296,752	47.19
Granted	185,303	46.57
Vested	(91,383)	42.39
Forfeited	(70,114)	46.26
Restricted stock units outstanding at December 31, 2012	320,558	48.31
Granted	161,237	53.34
Vested	(116,357)	46.08
Forfeited	(28,191)	49.90
Restricted stock units outstanding at December 31, 2013	337,247	$51.33
Restricted stock unit compensation expense for the years ended December 31, 2013, 2012 and 2011 was $5,399,000, $4,653,000 and $4,320,000, respectively. At December 31, 2013, unrecognized costs related to restricted stock units totaled approximately $10,640,000, before any related tax benefit. The unrecognized costs related to restricted stock units are

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at December 31, 2013 are expected to be recognized over a weighted average period of 2.26 years. The total grant date fair value of restricted stock units vested during the year ended December 31, 2013, 2012 and 2011 was $5,362,000, $3,874,000 and $5,586,000, respectively.
NOTE 17—EARNINGS PER SHARE
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
A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Weighted average common shares outstanding, used in computing basic earnings per share	34,378	33,840	33,808
Effect of dilutive stock options and restricted stock units	339	292	396
Weighted-average common shares outstanding, used in computing diluted earnings per share	34,717	34,132	34,204
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$2.74	$2.95	$3.06
Diluted	2.72	2.93	3.03
Stock options and service-based restricted stock units representing 360,795, 887,186 and 452,907 shares of common stock for the years ended December 31, 2013, 2012 and 2011, respectively, were outstanding but were excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 10,929, 36,506 and 34,448 shares for the years ended December 31, 2013, 2012 and 2011, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.
NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on derivative transactions and foreign currency translation adjustments. The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of related tax effects, for the years ended December 31, 2013, 2012 and 2011 (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Unrealized gains (losses) on available for sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at January 1, 2011	$36	$(1,671)	$48,350	$46,715
Other comprehensive income (loss) before reclassifications	(38)	3,489	(8,701)	(5,250)
Amounts reclassified from other comprehensive income	—	5,432	—	5,432
Net other comprehensive income (loss) during the period	(38)	8,921	(8,701)	182
Balance at December 31, 2011	(2)	7,250	39,649	46,897
Other comprehensive income (loss) before reclassifications	(7)	753	4,518	5,264
Amounts reclassified from other comprehensive income	—	(5,498)	—	(5,498)
Net other comprehensive income (loss) during the period	(7)	(4,745)	4,518	(234)
Balance at December 31, 2012	(9)	2,505	44,167	46,663
Other comprehensive income (loss) before reclassifications	3	2,779	(10,045)	(7,263)
Amounts reclassified from other comprehensive income	—	(4,040)	—	(4,040)
Net other comprehensive income (loss) during the period	3	(1,261)	(10,045)	(11,303)
Balance at December 31, 2013	$(6)	$1,244	$34,122	$35,360
All reclassification adjustments related to derivative transactions are recorded in cost of sales on the Consolidated Statements of Operations. See Note 20 for further information regarding derivative instrument reclassification adjustments.
NOTE 19—SEGMENT INFORMATION
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
The geographic distribution of the Company’s net sales, income before income taxes, interest income (expense), income tax (expense) benefit, and depreciation and amortization expense are summarized in the following tables (in thousands) for the years ended December 31, 2013, 2012 and 2011 and for identifiable assets at December 31, 2013 and 2012. Intersegment net sales, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

	2013	2012	2011
Net sales to unrelated entities:
United States	$971,321	$946,710	$947,970
LAAP	354,345	377,545	340,977
EMEA	240,702	230,624	275,416
Canada	118,628	114,684	129,622
	$1,684,996	$1,669,563	$1,693,985

Segment income (loss) from operations:
United States	$83,663	$68,504	$63,847
LAAP	41,896	51,219	46,214
EMEA	(975)	7,993	13,779
Canada	7,210	5,812	12,566
Total income from operations	131,794	133,528	136,406
Interest	503	379	1,274
Other non-operating expense	(871)	—	—

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income before income tax	$131,426	$133,907	$137,680

Interest income (expense), net:
United States	$4,501	$5,121	$4,565
LAAP	(162)	(1,097)	(666)
EMEA	(556)	293	648
Canada	(3,280)	(3,938)	(3,273)
	$503	$379	$1,274

Income tax (expense) benefit:
United States	$(28,629)	$(21,961)	$(19,233)
LAAP	(11,135)	(13,792)	(12,163)
EMEA	2,959	1,527	(80)
Canada	(1,018)	178	(2,725)
	$(37,823)	$(34,048)	$(34,201)

Depreciation and amortization expense:
United States	$29,922	$31,025	$33,100
LAAP	4,061	4,214	3,241
EMEA	4,032	4,112	6,292
Canada	2,856	1,541	927
	$40,871	$40,892	$43,560

Assets:
United States	$1,156,323	$1,031,838
LAAP	287,754	229,139
EMEA	317,717	293,878
Canada	179,047	177,912
Total identifiable assets	1,940,841	1,732,767
Eliminations and reclassifications	(335,253)	(273,925)
	$1,605,588	$1,458,842

Net sales by product category:
Apparel, accessories and equipment	$1,374,598	$1,347,005	$1,334,883
Footwear	310,398	322,558	359,102
	$1,684,996	$1,669,563	$1,693,985
NOTE 20—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, or Japanese yen as their functional currency. The Company manages this risk by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is determined by evaluating the ability of a hedging

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge effectiveness and included in current cost of sales. Hedge ineffectiveness was not material during the years ended December 31, 2013, 2012 and 2011.
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
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	December 31,
	2013	2012
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$99,000	$70,000
Derivative instruments not designated as hedges:
Currency forward contracts	109,000	121,934
At December 31, 2013, approximately $2,032,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar and Japanese yen when outstanding derivative contracts mature.
At December 31, 2013, the Company’s derivative contracts had remaining maturities of approximately two years or less. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $2,000,000 at December 31, 2013. All of the Company’s derivative counterparties have investment grade credit ratings and, as a result, the Company does not require collateral to facilitate transactions. The Company does not hold derivatives featuring credit-related contingent terms.  In addition, the Company is not a party to any derivative master agreement featuring credit-related contingent terms.  Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		December 31,
	Balance Sheet Classification	2013	2012
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$1,936	$2,147
Currency forward contracts	Other non-current assets	24	489
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	872	579
Currency forward contracts	Other long-term liabilities	95	—
Derivative instruments not designated as hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	2,956	4,072
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	280	743
The following table presents the effect and classification of derivative instruments for the years ended December 31, 2013, 2012 and 2011 (in thousands):

		For the Year Ended December 31,
	Statement Of Operations Classification	2013	2012	2011
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income, net of tax	—	$2,779	$753	$3,489
Gain (loss) reclassified from accumulated other comprehensive income to income for the effective portion	Cost of sales	5,721	5,908	(6,862)
Gain reclassified from accumulated other comprehensive income to income as a result of cash flow hedge discontinuance	Cost of sales	—	441	—
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(71)	(40)	(1,889)
Derivative instruments not designated as hedges:
Gain recognized in income	Other non-operating expense	8,824	—	—
Gain (loss) recognized in income	Selling, general and administrative expense	—	(1,841)	1,216
NOTE 21—FAIR VALUE MEASURES
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

Level 3	– unobservable inputs for which there is little or no market data available, that require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$175,624	$—	$—	$175,624
Time deposits	25,111	9,526	—	34,637
Certificates of deposit	—	735	—	735
Reverse repurchase agreements	—	45,000	—	45,000
U.S. Government-backed municipal bonds	—	9,898	—	9,898
Available-for-sale short-term investments
Short-term municipal bond fund	15,004	—	—	15,004
Certificates of deposit	—	9,546	—	9,546
Variable-rate demand notes	—	52,105	—	52,105
U.S. Government-backed municipal bonds	—	14,764	—	14,764
Other short-term investments
Mutual fund shares	336	—	—	336
Other current assets
Derivative financial instruments (Note 20)	—	4,892	—	4,892
Non-current assets
Derivative financial instruments (Note 20)	—	24	—	24
Mutual fund shares	4,855	—	—	4,855
Total assets measured at fair value	$220,930	$146,490	$—	$367,420
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 20)	$—	$1,152	$—	$1,152
Other long-term liabilities
Derivative financial instruments (Note 20)	—	95	—	95
Total liabilities measured at fair value	$—	$1,247	$—	$1,247
Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 are as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$70,857	$—	$—	$70,857
Time deposits	25,035	—	—	25,035
Certificates of deposit	—	2,450	—	2,450
U.S. Government-backed repurchase agreements	—	25,000	—	25,000
U.S. Government-backed municipal bonds	—	5,348	—	5,348
Available-for-sale short-term investments
Certificates of deposit	—	7,596	—	7,596
Variable-rate demand notes	—	22,640	—	22,640
U.S. Government-backed municipal bonds	—	14,425	—	14,425
Other current assets
Derivative financial instruments (Note 20)	—	6,219	—	6,219
Non-current assets
Derivative financial instruments (Note 20)	—	489	—	489
Mutual fund shares	4,080	—	—	4,080
Total assets measured at fair value	$99,972	$84,167	$—	$184,139
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 20)	$—	$1,322	$—	$1,322
Total liabilities measured at fair value	$—	$1,322	$—	$1,322
Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
Non-recurring fair value measurements:
During the fourth quarter of 2013, the Company recorded an impairment in its EMEA segment of $8,995,000 for its European distribution center in Cambrai, France, writing the assets down to their estimated fair value of $19,300,000. This impairment charge is included in selling, general and administrative expense on the Consolidated Statement of Operations. The Company determined that events and circumstances, including the ongoing weak macro-economic environment in Europe and history of declining sales and profitability in the EMEA direct business, indicated that the carrying value may be impaired. Significant factors and estimates used in the evaluation and fair value determination include management's plans for future operations, recent operating results, projected cash flows and third-party valuation estimates. This nonrecurring fair value measurement was developed using significant unobservable inputs (Level 3). Third-party valuation estimates were developed using local market data for sales transactions of similar facilities.
There were no material assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2012.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)
The following table summarizes the Company’s quarterly financial data for the past two years ended December 31, 2013 (in thousands, except per share amounts):

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$348,307	$280,495	$523,084	$533,110
Gross profit	153,304	120,284	232,349	237,718
Net income (loss) attributable to Columbia Sportswear Company	10,102	(7,077)	54,586	36,730
Earnings (loss) per share attributable to Columbia Sportswear Company
Basic	$0.30	$(0.21)	$1.58	$1.06
Diluted	0.29	(0.21)	1.57	1.05

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$333,141	$290,357	$545,005	$501,060
Gross profit	147,936	117,868	243,685	206,905
Net income (loss)	3,898	(7,901)	64,375	39,487
Earnings (loss) per share
Basic	$0.12	$(0.23)	$1.90	$1.16
Diluted	0.11	(0.23)	1.88	1.15

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992). Based on our assessment we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

We are implementing an enterprise resource planning ("ERP") system, including complementary systems that support our operations and financial reporting, which is expected to significantly impact our business and financial transaction and reporting processes. This implementation, which is occurring in phases globally over several years, began with a roll-out to our Canadian subsidiary in April 2012 and is scheduled to go live in the United States in the second quarter of 2014. The implementation of a worldwide ERP system and associated systems affects the processes that constitute our internal control over financial reporting and will require continued testing for effectiveness as the implementation progresses.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Columbia Sportswear Company
Portland, Oregon

We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management”.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company, and our report dated February 27, 2014, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP
Portland, Oregon
February 27, 2014

Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The sections of our 2014 Proxy Statement entitled “Election of Directors,” “Corporate Governance - Code of Business Conduct and Ethics,” “Corporate Governance - Board Committees,” “Corporate Governance - Director Nomination Policy,” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated herein by reference.
See Item 4A of this Annual Report on Form 10-K for information regarding our executive officers.
Item 11.    EXECUTIVE COMPENSATION
The sections of our 2014 Proxy Statement entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” are incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The section of our 2014 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The sections of our 2014 Proxy Statement entitled “Corporate Governance - Certain Relationships and Related Transactions,” “Corporate Governance - Related Transactions Approval Process,” and “Corporate Governance - Independence” are incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The sections of our 2014 Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” and “Pre-Approval Policy” are incorporated herein by reference.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)(1) and (a)(2) Financial Statements. The Financial Statements of Columbia and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 42 to 74 of this Annual Report.
(b) See Exhibit Index beginning on page 80 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
Year Ended December 31, 2013:
Allowance for doubtful accounts	$7,377	$2,609	$(1,687)	$(17)	$8,282
Allowance for sales returns and miscellaneous claims	32,547	42,327	(48,473)	(1,276)	25,125
Year Ended December 31, 2012:
Allowance for doubtful accounts	$7,545	$981	$(1,173)	$24	$7,377
Allowance for sales returns and miscellaneous claims	28,201	63,453	(58,353)	(754)	32,547
Year Ended December 31, 2011:
Allowance for doubtful accounts	$7,098	$1,045	$(547)	$(51)	$7,545
Allowance for sales returns and miscellaneous claims	17,236	51,597	(40,651)	19	28,201
—————

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.

(b)	Amounts included in this column primarily relate to foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
By:	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President of Finance and Chief Financial Officer
Date: February 27, 2014

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

Date: February 27, 2014

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

+	10.2(l)	Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after December 17, 2013
+	10.2(m)	Form of Long-Term Incentive Cash Award Agreement for cash awards granted on or after December 17, 2013
+	10.4
Columbia Sportswear Company Change in Control Severance Plan (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013) (File No. 000-23939)

	10.5	Credit Agreement between the Company and Wells Fargo Bank National Association dated June 15, 2010 (incorporated by reference to the Company’s Form 8-K filed on June 18, 2010) (File No. 0-23939)
10.5(a)
First Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated December 16, 2010 (incorporated by reference to the Company’s Form 8-K filed on December 17, 2010) (File No. 0-23939)

10.5(b)
Second Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated September 20, 2011 (incorporated by reference to the Company’s Form 8-K filed on September 21, 2011) (File No. 0-23939)

10.5(c)
Third amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated June 18, 2013 (incorporated by reference to the Company's Form 8-K filed on June 19, 2013) (File No. 0-23939)

10.5(d)
Fourth amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated September 27, 2013 (incorporated by reference to the Company's Form 8-K filed on September 30, 2013) (File No. 0-23939)

*	10.9	Form of Indemnity Agreement for Directors
+	10.10	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939)
+	10.11
Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013) (File No. 000-23939)

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