Form 10-Q
period 2014-03-31
COLUMBIA SPORTSWEAR CO
filed 2014-05-08
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on April 25, 2014 was 34,878,804.

COLUMBIA SPORTSWEAR COMPANY
MARCH 31, 2014

PART I. FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2014	December 31, 2013	March 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$528,038	$437,489	$303,654
Short-term investments	39,537	91,755	70,988
Accounts receivable, net of allowance of $6,669, $8,282 and $7,829, respectively	249,115	306,878	238,325
Inventories, net (Note 4)	290,196	329,228	325,241
Deferred income taxes	50,496	52,041	48,444
Prepaid expenses and other current assets	34,810	33,081	41,814
Total current assets	1,192,192	1,250,472	1,028,466
Property, plant and equipment, at cost, net of accumulated depreciation of $339,296, $326,380 and $306,637, respectively	282,290	279,373	266,946
Intangible assets, net (Note 5)	35,955	36,288	37,285
Goodwill	14,438	14,438	14,438
Other non-current assets	24,654	25,017	25,346
Total assets	$1,549,529	$1,605,588	$1,372,481
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$104,863	$173,557	$75,980
Accrued liabilities (Note 6)	95,119	120,397	88,338
Income taxes payable	6,088	7,251	2,217
Deferred income taxes	65	49	23
Total current liabilities	206,135	301,254	166,558
Note payable to related party (Note 14)	15,699	—	—
Income taxes payable	14,527	13,984	12,096
Deferred income taxes	8,105	7,959	1,755
Other long-term liabilities	30,372	29,527	27,949
Total liabilities	274,838	352,724	208,358
Commitments and contingencies (Note 12)
Columbia Sportswear Company Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 125,000 shares authorized; 34,872, 34,595 and 34,281 issued and outstanding, respectively (Note 9)	65,887	52,325	31,407
Retained earnings	1,170,226	1,157,733	1,097,271
Accumulated other comprehensive income (Note 8)	30,209	35,360	35,445
Total Columbia Sportswear Company shareholders’ equity	1,266,322	1,245,418	1,164,123
Non-controlling interest (Note 3)	8,369	7,446	—
Total equity	1,274,691	1,252,864	1,164,123
Total liabilities and equity	$1,549,529	$1,605,588	$1,372,481
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$424,084	$348,307
Cost of sales	226,998	195,003
Gross profit	197,086	153,304
Selling, general and administrative expenses	163,359	142,903
Net licensing income	1,724	2,327
Income from operations	35,451	12,728
Interest income, net	239	132
Interest expense on note payable to related party	(210)	—
Other non-operating expense	(356)	(630)
Income before income tax	35,124	12,230
Income tax expense	(11,448)	(2,128)
Net income	23,676	10,102
Net income attributable to non-controlling interest	1,421	—
Net income attributable to Columbia Sportswear Company	$22,255	$10,102
Earnings per share attributable to Columbia Sportswear Company (Note 9):
Basic	$0.64	$0.30
Diluted	0.63	0.29
Weighted average shares outstanding (Note 9):
Basic	34,709	34,167
Diluted	35,195	34,449
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$23,676	$10,102
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities (net of tax expense of $2 and $3, respectively)	1	9
Unrealized gains on derivative transactions (net of tax benefit (expense) of $103 and ($550), respectively)	228	1,430
Foreign currency translation adjustments (net of tax (expense) benefit of ($7) and $235, respectively)	(5,878)	(12,657)
Other comprehensive loss	(5,649)	(11,218)
Comprehensive income (loss)	18,027	(1,116)
Comprehensive income attributable to non-controlling interest	923	—
Comprehensive income (loss) attributable to Columbia Sportswear Company	$17,104	$(1,116)
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$23,676	$10,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,252	9,858
Loss on disposal or impairment of property, plant, and equipment	185	43
Deferred income taxes	4,399	2,624
Stock-based compensation	2,577	1,950
Excess tax benefit from employee stock plans	(2,557)	(574)
Changes in operating assets and liabilities:
Accounts receivable	57,763	95,995
Inventories	39,031	38,075
Prepaid expenses and other current assets	(1,921)	(3,186)
Other assets	382	(1,752)
Accounts payable	(64,759)	(69,839)
Accrued liabilities	(25,758)	(16,470)
Income taxes payable	(621)	(1,769)
Other liabilities	847	778
Net cash provided by operating activities	43,496	65,835
Cash flows from investing activities:
Purchases of short-term investments	(2,788)	(26,947)
Sales of short-term investments	55,200	630
Capital expenditures	(17,763)	(14,770)
Proceeds from sale of property, plant, and equipment	16	41
Net cash provided by (used in) investing activities	34,665	(41,046)
Cash flows from financing activities:
Proceeds from credit facilities	—	800
Repayments on credit facilities	—	(956)
Proceeds from issuance of common stock under employee stock plans	11,168	6,005
Tax payments related to restricted stock unit issuances	(2,791)	(1,891)
Excess tax benefit from employee stock plans	2,557	574
Proceeds from note payable to related party	16,072	—
Cash dividends paid	(9,762)	(7,521)
Net cash provided by (used in) financing activities	17,244	(2,989)
Net effect of exchange rate changes on cash	(4,856)	(8,927)
Net increase in cash and cash equivalents	90,549	12,873
Cash and cash equivalents, beginning of period	437,489	290,781
Cash and cash equivalents, end of period	$528,038	$303,654
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$8,002	$3,507
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	$1,260	$3,803
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of March 31, 2014 and 2013, the results of operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013. The December 31, 2013 financial information was derived from the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Principles of consolidation:
The condensed consolidated financial statements include the accounts of Columbia Sportswear Company, its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Estimates and assumptions:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. Some of these more significant estimates relate to revenue recognition, including sales returns and miscellaneous claims from customers, allowance for doubtful accounts, excess, slow-moving and closeout inventories, product warranty, long-lived and intangible assets, income taxes and stock-based compensation.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncement:
In March 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU provides clarification regarding the release of any cumulative translation adjustment when the parent ceases to have a controlling financial interest in a business or group of assets held within a foreign entity. The amendment is effective on a prospective basis for interim and annual periods beginning after December 15, 2013. The Company adopted the new guidance as of January 1, 2014. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.
NOTE 3—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources, Limited ("Swire") to support the development and operation of the Company's business in China. The joint venture was in a formation and start-up phase during 2013 and began operations on January 1, 2014. The accounts of the joint venture are included in the Condensed Consolidated

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Balance Sheets as of March 31, 2014 and December 31, 2013. Swire's share of net income from the joint venture is included in Net income attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014. The non-controlling equity interest in this entity is included in total equity as Non-controlling interest on the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.
The following table presents the changes in equity for the three months ended March 31, 2014 (in thousands):

	Columbia Sportswear Company	Non-Controlling Interest	Total
BALANCE, DECEMBER 31, 2013	$1,245,418	$7,446	$1,252,864
Net income	22,255	1,421	23,676
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities	1	—	1
Derivative holding gains	228	—	228
Foreign currency translation adjustments	(5,380)	(498)	(5,878)
Cash dividends ($0.28 per share)	(9,762)	—	(9,762)
Issuance of common stock under employee stock plans, net	8,377	—	8,377
Tax adjustment from stock plans	2,608	—	2,608
Stock-based compensation expense	2,577	—	2,577
BALANCE, MARCH 31, 2014	$1,266,322	$8,369	$1,274,691
NOTE 4—INVENTORIES, NET
Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, closeout and slow moving items and makes provisions as necessary to properly reflect inventory value.
Inventories, net, consisted of the following (in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Raw materials	$574	$1,130	$738
Work in process	1,145	1,203	1,579
Finished goods	288,477	326,895	322,924
	$290,196	$329,228	$325,241
NOTE 5—INTANGIBLE ASSETS, NET
Intangible assets that are determined to have finite lives include patents and purchased technology and are amortized over their estimated useful lives, which are approximately 10 years. Intangible assets with indefinite useful lives include trademarks and trade names and are not amortized but are periodically evaluated for impairment.
The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Intangible assets subject to amortization:
Gross carrying amount	$14,198	$14,198	$14,198
Accumulated amortization	(5,664)	(5,331)	(4,334)
Net carrying amount	8,534	8,867	9,864
Intangible assets not subject to amortization	27,421	27,421	27,421
Intangible assets, net	$35,955	$36,288	$37,285

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$10,768	$10,209
Provision for warranty claims	1,481	1,515
Warranty claims	(1,529)	(1,934)
Other	(68)	(107)
Balance at end of period	$10,652	$9,683
NOTE 7—STOCK-BASED COMPENSATION
The Company’s Stock Incentive Plan (the “Plan”) allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based or cash-based awards. The majority of all stock option and restricted stock unit grants outstanding under the Plan were granted in the first quarter of each fiscal year.
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock options	$881	$827
Restricted stock units	1,696	1,123
Total	$2,577	$1,950
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
The following table presents the weighted average assumptions for stock options granted in the period:

	Three Months Ended March 31,
	2014	2013
Expected term	4.45 years	4.49 years
Expected stock price volatility	27.59%	31.02%
Risk-free interest rate	1.12%	0.61%
Expected dividend yield	1.33%	1.65%
Weighted average grant date fair value	$16.86	$11.91

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the three months ended March 31, 2014 and 2013, the Company granted a total of 218,274 and 298,805 stock options, respectively. At March 31, 2014, unrecognized costs related to outstanding stock options totaled approximately $7,912,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at March 31, 2014 are expected to be recognized over a weighted average period of 2.74 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, expected annual dividend yield and closing price of the Company’s common stock on the date of grant.

The following table presents the weighted average assumptions for restricted stock units granted in the period:

	Three Months Ended March 31,
	2014	2013
Vesting period	3.91 years	4.00 years
Expected dividend yield	1.32%	1.61%
Estimated average grant date fair value per restricted stock unit	$77.63	$51.22
During the three months ended March 31, 2014 and 2013, the Company granted 99,953 and 128,989 restricted stock units, respectively. At March 31, 2014, unrecognized costs related to outstanding restricted stock units totaled approximately $16,117,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at March 31, 2014 are expected to be recognized over a weighted average period of 2.69 years.
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the three months ended March 31, 2014 (in thousands):

	Unrealized losses on available-for-sale securities	Unrealized holding gains on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2013	$(6)	$1,244	$34,122	$35,360
Other comprehensive income (loss) before reclassifications	1	704	(5,380)	(4,675)
Amounts reclassified from other comprehensive income	—	(476)	—	(476)
Net other comprehensive income (loss) during the period	1	228	(5,380)	(5,151)
Balance at March 31, 2014	$(5)	$1,472	$28,742	$30,209
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the three months ended March 31, 2013 (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Unrealized losses on available-for-sale securities	Unrealized holding gains on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2012	$(9)	$2,505	$44,167	$46,663
Other comprehensive income (loss) before reclassifications	9	2,153	(12,657)	(10,495)
Amounts reclassified from other comprehensive income	—	(723)	—	(723)
Net other comprehensive income (loss) during the period	9	1,430	(12,657)	(11,218)
Balance at March 31, 2013	$—	$3,935	$31,510	$35,445
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
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Weighted average shares of common stock outstanding, used in computing basic earnings per share	34,709	34,167
Effect of dilutive stock options and restricted stock units	486	282
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	35,195	34,449
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$0.64	$0.30
Diluted	0.63	0.29

Stock options and service-based restricted stock units representing 116,606 and 854,755 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 30,963 and 13,484 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.
Since the inception of the Company’s stock repurchase plan in 2004 through March 31, 2014, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of March 31, 2014, the Company had repurchased 9,593,278 shares under this program at an aggregate purchase price of approximately $441,443,000. During the three months ended March 31, 2014 and 2013, the Company did not repurchase any shares of the Company's common stock.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 10—SEGMENT INFORMATION
The Company operates in four geographic segments: (1) United States, (2) Latin America and Asia Pacific ("LAAP"), (3) Europe, Middle East and Africa (“EMEA”) and (4) Canada, which are reflective of the Company’s internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of active outdoor apparel, footwear, accessories and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information systems, finance and legal, executive compensation, unallocated benefit program expense and other miscellaneous costs.
In the first quarter of 2014, the Company reclassified its segment reporting to reflect changes in its internal management and oversight structure. Certain marketing, product creation and administrative costs incurred by the Company’s corporate offices, previously included in the United States segment, have been allocated to other geographic regions based on appropriate operational metrics. Other such costs not directly or indirectly allocable to regional segments are now shown below as unallocated corporate expenses. Prior year amounts have been adjusted to match current year presentation.
The geographic distribution of the Company’s net sales and income (loss) from operations are summarized in the following table (in thousands) for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Net sales to unrelated entities:
United States	$241,189	$200,498
LAAP	116,813	83,046
EMEA	39,140	40,920
Canada	26,942	23,843
	$424,084	$348,307
Segment income (loss) from operations:
United States	$44,171	$25,547
LAAP	17,234	11,356
EMEA	(3,526)	(5,573)
Canada	3,399	3,503
Total segment income from operations	61,278	34,833
Unallocated corporate expenses	(25,827)	(22,105)
Interest income, net	239	132
Interest expense on note payable to related party	(210)	—
Other non-operating expense	(356)	(630)
Income before income taxes	$35,124	$12,230
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars or Japanese yen as their functional currency. The Company manages this risk by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

effectiveness and included in current cost of sales. Hedge ineffectiveness was not material during the three months ended March 31, 2014 and 2013.

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
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$142,500	$99,000	$72,500
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	36,000	109,000	78,968
At March 31, 2014, approximately $2,336,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar and Japanese yen when outstanding derivative contracts mature.
At March 31, 2014, the Company’s derivative contracts had a remaining maturity of approximately two years or less. All the counterparties to these transactions had both long-term and short-term investment grade credit ratings and as a result, the Company does not require collateral to facilitate transactions. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $1,000,000 at March 31, 2014. The Company does not hold derivatives featuring credit-related contingent terms. In addition, the Company is not a party to any derivative master agreement featuring credit-related contingent terms. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Balance Sheet Classification	March 31, 2014	December 31, 2013	March 31, 2013
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$2,391	$1,936	$4,553
Currency forward contracts	Other non-current assets	128	24	—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,017	872	119
Currency forward contracts	Other long-term liabilities	33	95	—
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	312	2,956	512
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	—	280	684

The following table presents the statement of operations effect and classification of derivative instruments (in thousands):

	Statement of Operations Classification	Three Months Ended March 31,
		2014	2013
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income or loss	—	$704	$2,153
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	809	860
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(22)	(43)
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating expense	(1,465)	3,349
NOTE 12—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories and equipment. At March 31, 2014, inventory purchase obligations were $541,399,000.
Litigation
The Company is a party to various legal claims, actions and complaints from time to time. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
NOTE 13—FAIR VALUE MEASURES

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Level 3 –	unobservable inputs for which there is little or no market data available, that require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis at March 31, 2014 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$269,786	$—	$—	$269,786
Time deposits	25,129	14,088	—	39,217
Reverse repurchase agreements	—	55,000	—	55,000
Available-for-sale short-term investments (1)
Short-term municipal bond fund	15,028	—	—	15,028
Certificates of deposit	—	9,795	—	9,795
U.S. Government-backed municipal bonds	—	14,185	—	14,185
Other short-term investments
Mutual fund shares	529	—	—	529
Other current assets
Derivative financial instruments (Note 11)	—	2,703	—	2,703
Other non-current assets
Derivative financial instruments (Note 11)	—	128	—	128
Mutual fund shares	5,390	—	—	5,390
Total assets measured at fair value	$315,862	$95,899	$—	$411,761
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$1,017	$—	$1,017
Other long-term liabilities
Derivative financial instruments (Note 11)	—	33	—	33
Total liabilities measured at fair value	$—	$1,050	$—	$1,050

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$175,624	$—	$—	$175,624
Time deposits	25,111	9,526	—	34,637
Certificates of deposit	—	735	—	735
Reverse repurchase agreements	—	45,000	—	45,000
U.S. Government-backed municipal bonds	—	9,898	—	9,898
Available-for-sale short-term investments (1)
Short-term municipal bond fund	15,004	—	—	15,004
Certificates of deposit	—	9,546	—	9,546
Variable-rate demand notes	—	52,105	—	52,105
U.S. Government-backed municipal bonds	—	14,764	—	14,764
Other short-term investments
Mutual fund shares	336	—	—	336
Other current assets
Derivative financial instruments (Note 11)	—	4,892	—	4,892
Non-current assets
Derivative financial instruments (Note 11)	—	24	—	24
Mutual fund shares	4,855	—	—	4,855
Total assets measured at fair value	$220,930	$146,490	$—	$367,420
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$1,152	$—	$1,152
Other long-term liabilities
Derivative financial instruments (Note 11)	—	95	—	95
Total liabilities measured at fair value	$—	$1,247	$—	$1,247

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$130,794	$—	$—	$130,794
Time deposits	25,054	1,800	—	26,854
U.S. Government-backed repurchase agreements	—	50,000	—	50,000
Available-for-sale short-term investments (1)
Certificates of deposit	—	7,599	—	7,599
Variable-rate demand notes	—	31,500	—	31,500
U.S. Government-backed municipal bonds	—	31,889	—	31,889
Other current assets
Derivative financial instruments (Note 11)	—	5,065	—	5,065
Other non-current assets
Mutual fund shares	4,513	—	—	4,513
Total assets measured at fair value	$160,361	$127,853	$—	$288,214
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$803	$—	$803
Total liabilities measured at fair value	$—	$803	$—	$803

(1)	Investments have remaining maturities greater than three months but less than two years and are available for use in current operations.

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
Non-recurring fair value measurements:
During the fourth quarter of 2013, the Company recorded an impairment in its EMEA segment for its European distribution center in Cambrai, France, writing the assets down to their estimated fair value of $19,300,000. Significant factors and estimates used in the evaluation and fair value determination include management's plans for future operations, recent operating results, projected cash flows and third-party valuation estimates. This nonrecurring fair value measurement was developed using significant unobservable inputs (Level 3). Third-party valuation estimates were developed using local market data for sales transactions of similar facilities.
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2014 or March 31, 2013.
NOTE 14—RELATED PARTY TRANSACTIONS
On January 1, 2014, the Company's previously announced majority owned joint venture in mainland China commenced operations. Upon commencement, the joint venture entered into Transition Services Agreements ("TSAs") with Swire, the non-controlling shareholder in the joint venture, under which Swire renders administrative and IT services and operates certain retail stores on behalf of the joint venture. The joint venture incurred service fees, valued under the TSAs at Swire's cost, of $2,707,000 during the three months ended March 31, 2014. These fees are included in Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2014. In addition, the joint venture pays Swire sourcing fees related to the purchase of certain inventory. These sourcing fees are capitalized into Inventories and charged to Cost of sales as the inventories are sold. For the three months ended March 31, 2014, the joint venture incurred sourcing fees of $285,000.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the three months ended March 31, 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as Note payable to related party on the Condensed Consolidated Balance Sheet as of March 31, 2014. The note with Swire, in the principal amount of 97,600,000 RMB (US$15,699,000), matures on December 31, 2018 and bears interest at a fixed annual rate of 7%. Interest expense related to this note was $210,000 for the three months ended March 31, 2014.
As of March 31, 2014, payables to Swire for service fees and interest expense totaled $2,877,000 and were included in Accounts payable on the Condensed Consolidated Balance Sheets.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's normal third-party distributor terms and pricing.
NOTE 15—SUBSEQUENT EVENT
On April 29, 2014, the Company announced it has signed a definitive agreement to purchase prAna Living LLC ("prAna") in a cash transaction valued at approximately $190,000,000, which is subject to customary working capital adjustments. PrAna markets lifestyle apparel for women and men, designed and manufactured in sustainable ways and with a focus on healthy, mindful living. The transaction is expected to close during the second quarter of 2014, subject to customary conditions and regulatory approvals.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, distribution channels and product categories, profitability, licensing income, expenses, input costs and cost containment measures, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, including funding and operation of our China joint venture, investments in and implementation of our information technology systems, our direct-to-consumer channels and other capital expenditures, access to raw materials and factory capacity, financing and working capital requirements and resources, tax rates and pre-tax income, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
Business Outlook
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

•	Changes in mix and volume of full price sales in contrast with closeout product sales and promotional sales activity;

•	Availability of production capacity to meet demand;

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
We implemented our new ERP system in the United States on schedule in early April 2014 which, when combined with our Canadian operation, brings our North American wholesale business and the majority of our global supply chain operations onto our new platform. The timing of the implementation occurred after the majority of our spring season advance orders shipped and prior to our larger fall wholesale and direct-to-consumer shipping season.
On January 1, 2014 our previously announced joint venture in mainland China with Swire Resources Limited ("Swire") commenced operations. At commencement, the joint venture began operating, either directly or pursuant to Transition Services Agreements, a distribution network of, at January 1, 2014, approximately 70 retail locations and distribution relationships with 51 wholesale dealers that operate approximately 700 retail locations. As a 60% majority-owned entity, the joint venture's operations are included in our consolidated financial results.
We expect 2014 profitability to be affected by the following major factors:

•	incremental sales, operating costs and profits from our new China joint venture;

•	continued growth and increased investment in our global direct-to-consumer businesses;

•	renewed growth in our wholesale businesses;

•	increased demand creation costs;

•	incremental depreciation expense, training and post go-live support costs related to our United States ERP implementation; and

•
anticipated financial effects from our pending acquisition of prAna Living LLC ("prAna"), including one-time transaction costs and incorporation of prAna operating results and purchase accounting adjustments into our financial results following the anticipated second quarter completion of the transaction.

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
Highlights of the First Quarter of 2014

•
Net sales for the first quarter of 2014 increased $75.8 million, or 22%, to $424.1 million from $348.3 million for the first quarter of 2013. Changes in foreign currency exchange rates compared with the first quarter of 2013 negatively affected the consolidated net sales comparison by one percentage point.

•
Net income attributable to Columbia Sportswear Company for the first quarter of 2014 increased 120% to $22.3 million, or $0.63 per diluted share, compared to net income of $10.1 million, or $0.29 per diluted share, which included restructuring charges of approximately $2.0 million, or $0.06 per diluted share, net of tax, for the first quarter of 2013.

•	The first quarter 2014 effective tax rate was 32.6%, compared with 17.4% in the first quarter of 2013, which benefited from the reinstatement of the research and development tax credit.

•	We paid a quarterly cash dividend of $0.28 per share, or $9.8 million, in the first quarter of 2014.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	53.5	56.0
Gross profit	46.5	44.0
Selling, general and administrative expenses	38.5	41.0
Net licensing income	0.4	0.7
Income from operations	8.4	3.7
Interest income, net	—	—
Interest expense on note payable to related party	—	—
Other non-operating expense	(0.1)	(0.2)
Income before income tax	8.3	3.5
Income tax expense	(2.7)	(0.6)
Net income	5.6	2.9
Net income attributable to non-controlling interest	0.4	—
Net income attributable to Columbia Sportswear Company	5.2%	2.9%
Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013
Net Sales: Consolidated net sales increased $75.8 million, or 22%, to $424.1 million for the first quarter of 2014 from $348.3 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the first quarter of 2013 negatively affected the consolidated net sales comparison by one percentage point.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended March 31,
	2014	2013	% Change
	(In millions, except for percentage changes)
United States	$241.2	$200.5	20%
LAAP	116.8	83.1	41%
EMEA	39.2	40.9	(4)%
Canada	26.9	23.8	13%
	$424.1	$348.3	22%
Net sales in the United States increased $40.7 million, or 20%, to $241.2 million for the first quarter of 2014 from $200.5 million for the comparable period in 2013. The increase in net sales in the United States was led by a net sales increase in apparel, accessories and equipment, followed by footwear, and was led by an increase in net sales in our direct-to-consumer business, followed by our wholesale business. The net sales increase in our direct-to-consumer business was primarily attributable to a net sales increase in the Columbia brand, and was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At March 31, 2014, we operated 72 retail stores, compared with 63 at March 31, 2013. The net sales increase in our wholesale business was primarily due to increased at-once shipments of fall styles and a shift in timing of shipment of spring advance orders from April to March at the request of certain customers to mitigate risk related to the go-live of our new ERP system in the United States in early April 2014.

Net sales in the LAAP region increased $33.7 million, or 41%, to $116.8 million for the first quarter of 2014 from $83.1 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the first quarter of 2013 negatively affected the LAAP net sales comparison by approximately five percentage points. The net sales increase in the LAAP region was concentrated in the Columbia brand and was led by apparel, accessories and equipment, followed by footwear. The LAAP net sales increase primarily consisted of $42.4 million of incremental net sales by our new joint venture in China, partially offset by net sales decreases in our LAAP distributor business, Japan and Korea. The LAAP distributor net sales decrease was primarily due to geopolitical issues in key South American distributor markets that have severely restricted trade. The decrease in Japan net sales was due to unfavorable changes in currency exchange rates that more than offset a net sales increase in local currency. The decrease in Korea net sales was led by the Columbia brand, followed by the Mountain Hardwear and Montrail brands, and was primarily due to increased promotional sales activity.
Net sales in the EMEA region decreased $1.7 million, or 4%, to $39.2 million for the first quarter of 2014 from $40.9 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the first quarter of 2013 contributed two percentage points of benefit to the EMEA net sales comparison. The net sales decrease in the EMEA region was led by apparel, accessories and equipment, followed by footwear. The decrease in net sales in the EMEA region was primarily attributable to the Columbia brand, partially offset by a net sales increase in the Mountain Hardwear brand, and consisted of a decrease in net sales to our EMEA distributors, partially offset by a net sales increase in our EMEA direct business. The EMEA distributor net sales decrease was primarily due to a shift in the timing of shipments as a higher percentage of increased spring 2014 advance orders shipped in the fourth quarter of 2013, while a higher percentage of spring 2013 advance orders shipped in the first quarter of 2013. The increase in net sales in our EMEA direct business was primarily due to a benefit from foreign currency exchange rates on flat sales in local currency.
Net sales in Canada increased $3.1 million, or 13%, to $26.9 million for the first quarter of 2014 from $23.8 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the first quarter of 2013 negatively affected the net sales comparison by approximately eleven percentage points. The increase in net sales in Canada consisted of a net sales increase in the Columbia brand and increases in both wholesale and direct-to-consumer net sales.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended March 31,
	2014	2013	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$353.7	$294.3	20%
Footwear	70.4	54.0	30%
	$424.1	$348.3	22%
Net sales of apparel, accessories and equipment increased $59.4 million, or 20%, to $353.7 million for the first quarter of 2014 from $294.3 million for the comparable period in 2013. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia brand, and was led by the United States, followed by the LAAP region and Canada, partially offset by a net sales decrease in the EMEA region. The apparel, accessories and equipment net sales increase in the United States was led by our wholesale business, reflecting an increase in at-once fall orders and a shift in timing of spring 2014 advance orders into the first quarter. The increase in apparel, accessories and equipment net sales in the LAAP region primarily consisted of incremental sales by our China joint venture.
Net sales of footwear increased $16.4 million, or 30%, to $70.4 million for the first quarter of 2014 compared to $54.0 million for the comparable period in 2013. The increase in footwear net sales was led by a net sales increase in the Columbia brand, followed by the Sorel brand. The increase in footwear net sales was led by the LAAP region, followed by the United States and Canada, partially offset by a net sales decrease in the EMEA region. The increase in footwear net sales in the LAAP region primarily consisted of incremental sales by our China joint venture.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended March 31,
	2014	2013	% Change
	(In millions, except for percentage changes)
Columbia	$376.0	$301.1	25%
Mountain Hardwear	32.4	32.1	1%
Sorel	12.9	12.4	4%
Other	2.8	2.7	4%
	$424.1	$348.3	22%
The net sales increase for the first quarter of 2014 compared to the first quarter of 2013 was led by the Columbia brand, followed by the Sorel and Mountain Hardwear brands. The Columbia brand net sales increase was led by the United States, followed by the LAAP region and Canada.
Gross Profit: Gross profit, as a percentage of net sales, increased to 46.5% for the first quarter of 2014 from 44.0% for the comparable period in 2013. Gross profit expansion was primarily due to:

•	A lower proportion of promotional sales activity in our direct-to-consumer channel;

•	The effect of including in gross profit amounts related to China joint venture sales in 2014 that were classified as licensing income in 2013 under the distributor business model; and

•	A lower proportion of sales to international distributors, which generate lower gross profits than wholesale and direct-to-consumer sales;
partially offset by:

•	Unfavorable foreign currency hedge rates.
Our gross profit may not be comparable to that of other companies in our industry because some include costs related to both their distribution network and retail store occupancy in cost of sales while we, like many others, include these expenses as a component of selling, general and administrative ("SG&A") expense.
Selling, General and Administrative Expense: SG&A expense includes all costs associated with design, merchandising, marketing, distribution and corporate functions, including related depreciation and amortization.
SG&A expense increased $20.5 million, or 14%, to $163.4 million, or 38.5% of net sales, for the first quarter of 2014 from $142.9 million, or 41.0% of net sales, for the comparable period in 2013. The SG&A expense increase was primarily due to:

•	Incremental costs of operating our China joint venture;

•	Expansion of our direct-to-consumer operations globally; and

•	Increased advertising expenses;

partially offset by:

•	Decreased operating costs in our Europe operations; and

•	Favorable foreign currency exchange rates.
Depreciation and amortization included in SG&A expense totaled $9.9 million for the first quarter of 2014, compared to $9.6 million for the same period in 2013.
Net Licensing Income: Net licensing income decreased $0.6 million to $1.7 million for the first quarter of 2014 compared to $2.3 million for the same period in 2013. The decrease in net licensing income was concentrated in the LAAP region due the effect of including in gross profit amounts related to our China joint venture sales in 2014 that were previously classified as licensing income in 2013 under the distributor business model.
Interest Income, Net: Net interest income was $0.2 million for the first quarter of 2014 compared to $0.1 million for the same period in 2013. Interest income increased due to higher average cash and cash equivalent and short-term investment balances compared to the same period in 2013.
Interest Expense on Note Payable to Related Party: Interest expense on note payable to related party was $0.2 million for the first quarter of 2014 due to a long-term note executed between our China joint venture and Swire in January 2014.
Other Non-Operating Expense: Other non-operating expense was $0.4 million for the first quarter of 2014 compared to $0.6 million for the same period in 2013, and consisted of foreign currency transaction gains and losses.

Income Tax Expense: Income tax expense increased to $11.4 million for the first quarter of 2014 from $2.1 million for the comparable period in 2013. Our effective income tax rate was 32.6% for the first quarter of 2014 compared to 17.4% for the same period in 2013. Our effective income tax rate increased primarily due to the U.S. legislative reinstatement of the research and development tax credit in the first quarter of 2013, which required us to recognize the benefit of our 2012 research and development activities in that quarter. In addition, the first quarter 2014 effective tax rate increased due to changes in the anticipated geographic mix of full year 2014 taxable income, with a higher percentage of income expected to be generated in the United States compared to 2013. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods.
Net Income Attributable to Columbia Sportswear Company: Net income increased $12.2 million, or 120%, to $22.3 million, or $0.63 per diluted share, for the first quarter of 2014 from $10.1 million, or $0.29 per diluted share, which included restructuring charges of approximately $2.0 million, or $0.06 per diluted share, net of tax, for the comparable period in 2013.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our ongoing ERP implementation and the expansion of our global operations, including our joint venture in China, and general corporate needs. In addition, on April 29, 2014, we announced an agreement to acquire prAna for approximately $190.0 million. We expect to fund the acquisition with available cash and close the acquisition during the second quarter of 2014. At March 31, 2014, we had total cash and cash equivalents of $528.0 million, compared to $437.5 million at December 31, 2013 and $303.7 million at March 31, 2013. In addition, we had short-term investments of $39.5 million at March 31, 2014, compared to $91.8 million at December 31, 2013 and $71.0 million at March 31, 2013. At March 31, 2014, approximately 40% of our cash and short-term investments were held by foreign subsidiaries where a repatriation of those funds to the United States would likely result in a significant tax expense for us. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
Net cash provided by operating activities was $43.5 million for the three months ended March 31, 2014, compared to $65.8 million for the same period in 2013. The decrease in cash provided by operating activities was primarily due to lower collections of receivables during the three months ended March 31, 2014, compared to the same period in 2013, partially offset by increased net income.
Net cash provided by investing activities was $34.7 million for the three months ended March 31, 2014, compared to net cash used in investing activities of $41.0 million for the comparable period in 2013. For the 2014 period, net cash provided by investing activities primarily consisted of $52.4 million from net sales of short-term investments, partially offset by $17.8 million for capital expenditures. For the same period in 2013, net cash used in investing activities primarily consisted of $26.3 million of net purchases of short-term investments and $14.8 million for capital expenditures.
Net cash provided by financing activities was $17.2 million for the three months ended March 31, 2014, compared to net cash used in financing activities of $3.0 million for the comparable period in 2013. For the 2014 period, net cash provided by financing activities primarily consisted of proceeds from a related party note payable of $16.1 million and net proceeds from stock plan activity of $8.4 million, partially offset by dividend payments of $9.8 million. For the same period in 2013, net cash used in financing activities primarily consisted of dividend payments of $7.5 million, partially offset by net proceeds from stock plan activity of $4.1 million.
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At March 31, 2014, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines in place guaranteed by the parent company with a combined limit of approximately $102.5 million at March 31, 2014, of which $3.2 million is designated as a European customs guarantee. At March 31, 2014, no balance was outstanding under these subsidiary lines of credit.
We expect to fund our future capital expenditures and our pending acquisition of prAna with existing cash, operating cash flows and credit facilities. If the need arises, we may need to seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our Annual Report on Form 10-K for the year ended December 31, 2013 have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Some of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, including sales returns and claims from customers, the allowance for doubtful accounts, the provision for potential excess, slow-moving and closeout inventories, product warranty, income taxes and stock-based compensation.
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
There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 2 to the notes to the condensed consolidated financial statements.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Changes in Internal Control over Financial Reporting
We are implementing an ERP system, including complementary systems that support our operations and financial reporting, which is expected to significantly impact our business and financial transaction and reporting processes. This implementation is occurring in phases globally over several years, with implementation to date at our Canadian operations in April 2012 and our United States operations in April 2014. With the implementation of our United States operations, our North American wholesale business and the majority of our global supply chain are now under one platform. The implementation of a worldwide ERP system and associated systems affects the processes that constitute our internal control over financial reporting and will require continued testing for effectiveness as the implementation progresses.
There were no other changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
In May 2013, we disclosed to the U.S. Environmental Protection Agency ("EPA") that an internal compliance audit identified several inadvertent violations of the labeling requirements of the Federal Insecticide, Fungicide and Rodentcide Act. On April 3, 2014, the EPA informed us of their intent to impose a fine related to labeling violations. We are finalizing the settlement documents with the EPA and expect to pay a fine of approximately $100,800, which was reduced by the EPA in recognition of our cooperativeness.
Item 1A.    RISK FACTORS
In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations or cash flows may be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
Our business strategies and related increased expenditures could also cause our operating margin to decline if we are unable to offset our increased spending with increased sales or gross profit, or comparable reductions in other operating costs. If our sales or gross profit decline or fail to grow as planned and we fail to sufficiently leverage our operating expenses, our profitability will decline. This could result in a decision to delay, reduce, modify or terminate our strategic business initiatives, which could limit our ability to invest in and grow our business and could have a material adverse effect on our financial condition, results of operations or cash flows.

Initiatives to Upgrade Our Business Processes and Information Technology Infrastructure Involve Many Risks Which Could Result In, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement initiatives to optimize our performance. Our current business process initiatives include plans to improve business results through standardization of business processes and technologies that support our supply chain and go-to-market strategies through implementation of an integrated global ERP software solution and other complementary information technology systems over the next several years. Implementation of these solutions and systems is highly dependent on coordination of numerous contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one contractor or system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel implement and become familiar with new systems, increased costs and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
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
Our legacy ERP, product development, retail point-of-sale and other systems, on which we currently manage a substantial portion of our business activities, are highly customized. As a result, the availability of internal and external resources with the expertise to maintain these systems is limited. Our legacy systems may not support desired functionality for our operations and may inhibit our ability to operate efficiently, which could have an adverse effect on our financial condition, results of operations or cash flows. As we transition from our legacy ERP systems to new ERP systems and supporting systems and third-party systems that interface with our new ERP systems, certain functionality and information from our legacy systems may not be fully compatible with the new systems. As a result, temporary processes may be required, including manual operations, which could significantly increase the risk of human errors in information used by the business and/or result in business disruptions, which could have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
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
In the EMEA region, our business includes direct-to-consumer, wholesale and distributor sales. Prolonged economic weakness in Europe has hampered our ongoing efforts to revitalize sales of our brands in key European markets, and continued erosion of business in these markets could have a continued material adverse effect on our business.
Our Sales Are Subject to Cancellation
We do not have long-term contracts with any of our wholesale customers. We do have contracts with our distributors, typically with terms ranging up to five years; however, although these contracts may have annual purchase minimums which must be met in order to retain the distribution rights, the distributors are not otherwise obligated to purchase product. Sales to our retailers and distributors are generally on an order-by-order basis and are subject to right of cancellation and rescheduling by our wholesale customers. We consider the timing of delivery dates in our wholesale customer orders when we forecast our sales and earnings for future periods. If any of our major customers, including independent distributors, experience a significant downturn in business or fail to remain committed to our products or brands, these customers could postpone, reduce or discontinue purchases from us. As a result, we could experience a decline in sales or gross profit, write-downs of excess inventory, increased discounts, extended credit terms to our customers, or uncollectable accounts receivable, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and our common stock price.
Our Retail Operations May Not Realize Returns on Our Investments
In recent years, our direct-to-consumer business has grown substantially and we anticipate further growth in the future. Accordingly, we have made significant investments in our physical retail locations, including entering into long-term leases, constructing leasehold improvements, purchasing fixtures and equipment, and investing in inventory and personnel. Since many of our retail costs are fixed, if we have insufficient sales, we may be unable to reduce expenses in order to avoid losses or negative cash flows. If we are unable to operate profitable stores or if we close a store, we may incur significant write-downs of inventory, severance costs, lease termination costs, impairment losses on long-lived assets or loss of working capital, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
In some cases, we may produce quantities of product that exceed actual demand, which could result in higher inventory levels that we need to liquidate at discounted prices. During periods of weak economic conditions we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of some customers’ operations. We may not be able to sell all of the products we have ordered from independent factories or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through our owned outlet stores or third-party liquidation channels, which could have a material adverse effect on our brand image, financial condition, results of operations or cash flows.
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
Acquisitions are Subject to Many Risks
From time to time, we may pursue growth through strategic acquisitions of assets or companies. Acquisitions, including our recently announced, contemplated acquisition of prAna, are subject to many risks, including potential loss of significant customers or key personnel of the acquired business as a result of the change in ownership; difficulty in integrating the operations of the acquired business or achieving targeted efficiencies; the incurrence of substantial costs and expenses related to the acquisition effort and diversion of management's attention from other aspects of our business operations.
Acquisitions may also cause us to incur debt or result in dilutive issuances of our equity securities. Our acquisitions may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges in the future. We also make various estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions used to value these assets and liabilities are not accurate, we may be exposed to losses that may be material.

We do not provide any assurance that we will be able to successfully integrate the operations of any acquired businesses into our operations and achieve the expected benefits of any acquisitions. The failure to successfully integrate newly acquired businesses or achieve the expected benefits of strategic acquisitions in the future could have an adverse effect on our business, capital resources, cash flows, results of operations and financial position. We may not complete a potential acquisition for a variety of reasons, but we may nonetheless incur material costs in the preliminary stages of such an acquisition that we cannot recover.
We May Not Succeed in Realizing the Anticipated Benefits of Our New Joint Venture in China
Effective January 2014, our joint venture in China with Swire began operations. The joint venture, in which we hold a 60% interest, is subject to a number of risks and uncertainties, including the following:

•
Our ability to operate the joint venture is dependent upon, among other things, our ability to attract and retain personnel with the skills, knowledge and experience necessary to carry out the operations of the joint venture. Approximately 600 employees working with, or for Swire, became employees of, or provide services to, the joint venture. Our ability to effectively operate the joint venture depends upon our ability to manage the employees of the joint venture, and to attract new employees as necessary to supplement the skills, knowledge and expertise of the existing management team and other key personnel. We face intense competition for these individuals worldwide, including in China. We may not be able to attract qualified new employees or retain existing employees to operate the joint venture. Additionally, turnover in key management positions in China could impair our ability to execute our growth strategy, which may negatively affect the value of our investment in the joint venture and the growth of our sales in China.

•
Initially, we are relying in part on the operational skill of our joint venture partner. Additionally, because our joint venture partner has protective voting rights with respect to specified major business decisions of the joint venture, we may experience difficulty reaching agreement as to implementation of various changes to the joint venture’s business. For these reasons, or as a result of other factors, we may not realize the anticipated benefits of the joint venture, and our participation in the joint venture could adversely affect the results of our operations.

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

Our International Operations Involve Many Risks
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, foreign government fiscal and political crises, changes in consumer preferences, foreign currency fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials, and our cost of doing business. For example, unseasonably warm winter weather and a challenging macroeconomic environment in our EMEA region have hampered our ongoing efforts to revitalize the Columbia brand in key European markets, where we have significant infrastructure investments. In addition, our distributor in Russia is a significant customer, with sales and distribution in both Russia and Ukraine. To the extent that the political uncertainty with respect to Ukraine results in significant business disruptions, including potential effects from current or future economic sanctions or other actions by the United States or other governments, we could experience significant order reductions or cancellations, payment restrictions or other disruptions in our business. Also, ongoing political and economic uncertainty in two South American distributor markets have resulted in currency and import restrictions, limiting our ability to sell products in this region. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.
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
We May be Adversely Affected by Labor Disruptions
Our business depends on our ability to source and distribute products in a timely manner. While a majority of our own operations are not subject to organized labor agreements, our relationship with our Cambrai distribution center employees is governed by French law, including a formal representation of employees by a Works Council and the application of a collective bargaining agreement. Labor disputes at independent factories where our goods are produced, shipping ports, transportation carriers, retail stores or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak manufacturing, shipping and selling seasons, and may have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.
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
Our Products Are Subject to Increasing Product Regulations and We Face Risks of Product Liability and Warranty Claims
Our products are subject to increasingly stringent and complex domestic and foreign product labeling and performance and safety standards, laws and other regulations. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery or recall or destruction of inventory shipments during key seasons, or in other financial penalties. Significant or continuing noncompliance with these standards and laws could disrupt our business and harm our reputation and, as a result, could have a material adverse effect on our financial condition, results of operations or cash flows.
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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors has authorized the repurchase of $500,000,000 of our common stock. As of March 31, 2014, we had repurchased 9,593,278 shares under this program at an aggregate purchase price of approximately $441,443,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.
We did not repurchase any equity securities during the three months ended March 31, 2014.
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

COLUMBIA SPORTSWEAR COMPANY
Date: May 8, 2014	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)