Form 10-Q
period 2014-06-30
COLUMBIA SPORTSWEAR CO
filed 2014-08-07
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on July 25, 2014 was 35,043,513.

COLUMBIA SPORTSWEAR COMPANY
JUNE 30, 2014

PART I. FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2014	December 31, 2013	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$367,165	$437,489	$340,428
Short-term investments	27,238	91,755	90,181
Accounts receivable, net of allowance of $6,977, $8,282 and $7,566, respectively	204,527	306,878	180,937
Inventories, net (Note 5)	456,448	329,228	423,765
Deferred income taxes	52,202	52,041	47,884
Prepaid expenses and other current assets	42,551	33,081	47,074
Total current assets	1,150,131	1,250,472	1,130,269
Property, plant and equipment, at cost, net of accumulated depreciation of $345,153, $326,380 and $310,934, respectively	291,270	279,373	273,016
Intangible assets, net (Notes 3, 6)	149,221	36,288	36,952
Goodwill (Notes 3, 6)	69,257	14,438	14,438
Other non-current assets	25,412	25,017	22,359
Total assets	$1,685,291	$1,605,588	$1,477,034
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$239,906	$173,557	$185,984
Accrued liabilities (Note 7)	104,332	120,397	84,878
Income taxes payable	3,315	7,251	3,895
Deferred income taxes	66	49	18
Total current liabilities	347,619	301,254	274,775
Note payable to related party (Note 15)	15,734	—	—
Income taxes payable	4,373	13,984	13,205
Deferred income taxes	8,261	7,959	1,778
Other long-term liabilities	31,339	29,527	27,820
Total liabilities	407,326	352,724	317,578
Commitments and contingencies (Note 13)
Columbia Sportswear Company Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 125,000 shares authorized; 35,040, 34,595 and 34,409 issued and outstanding, respectively (Note 10)	77,793	52,325	38,972
Retained earnings	1,154,103	1,157,733	1,082,634
Accumulated other comprehensive income (Note 9)	38,075	35,360	30,025
Total Columbia Sportswear Company shareholders’ equity	1,269,971	1,245,418	1,151,631
Non-controlling interest (Note 4)	7,994	7,446	7,825
Total equity	1,277,965	1,252,864	1,159,456
Total liabilities and equity	$1,685,291	$1,605,588	$1,477,034
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$324,246	$280,495	$748,330	$628,802
Cost of sales	180,221	160,211	407,219	355,214
Gross profit	144,025	120,284	341,111	273,588
Selling, general and administrative expenses	162,196	131,935	325,555	274,838
Net licensing income	1,182	1,654	2,906	3,981
Income (loss) from operations	(16,989)	(9,997)	18,462	2,731
Interest income, net	384	215	623	347
Interest expense on note payable to related party	(277)	—	(487)	—
Other non-operating expense	(149)	(473)	(505)	(1,103)
Income (loss) before income tax	(17,031)	(10,255)	18,093	1,975
Income tax benefit (expense)	10,293	2,925	(1,155)	797
Net income (loss)	(6,738)	(7,330)	16,938	2,772
Net income (loss) attributable to non-controlling interest	(409)	(253)	1,012	(253)
Net income (loss) attributable to Columbia Sportswear Company	$(6,329)	$(7,077)	$15,926	$3,025
Earnings (loss) per share attributable to Columbia Sportswear Company (Note 10):
Basic	$(0.18)	$(0.21)	$0.46	$0.09
Diluted	(0.18)	(0.21)	0.45	0.09
Weighted average shares outstanding (Note 10):
Basic	34,958	34,353	34,834	34,260
Diluted	34,958	34,353	35,301	34,561
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(6,738)	$(7,330)	$16,938	$2,772
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities (net of tax benefit (expense) of $1, ($1), ($1) and ($4), respectively)	3	7	4	16
Unrealized gains (losses) on derivative transactions (net of tax benefit (expense) of $638, ($599), $741, and ($1,149), respectively)	(1,037)	168	(809)	1,598
Foreign currency translation adjustments (net of tax benefit (expense) of $30, ($137), $23 and $98, respectively)	8,934	(5,517)	3,056	(18,174)
Other comprehensive income (loss)	7,900	(5,342)	2,251	(16,560)
Comprehensive income (loss)	1,162	(12,672)	19,189	(13,788)
Comprehensive income (loss) attributable to non-controlling interest	(375)	(175)	548	(175)
Comprehensive income (loss) attributable to Columbia Sportswear Company	$1,537	$(12,497)	$18,641	$(13,613)
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$16,938	$2,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,234	19,891
Loss on disposal or impairment of property, plant, and equipment	229	299
Deferred income taxes	5,601	3,185
Stock-based compensation	5,208	4,282
Excess tax benefit from employee stock plans	(3,951)	(925)
Changes in operating assets and liabilities:
Accounts receivable	112,340	153,383
Inventories	(114,716)	(60,449)
Prepaid expenses and other current assets	(7,357)	(8,446)
Other assets	297	116
Accounts payable	60,089	40,078
Accrued liabilities	(23,095)	(20,150)
Income taxes payable	(13,596)	1,017
Other liabilities	1,733	650
Net cash provided by operating activities	62,954	135,703
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(188,467)	—
Purchases of short-term investments	(21,471)	(61,286)
Sales of short-term investments	86,206	16,437
Capital expenditures	(24,964)	(31,502)
Proceeds from sale of property, plant, and equipment	16	45
Net cash used in investing activities	(148,680)	(76,306)
Cash flows from financing activities:
Proceeds from credit facilities	1,045	4,075
Repayments on credit facilities	(1,045)	(4,231)
Proceeds from issuance of common stock under employee stock plans	19,017	11,050
Tax payments related to restricted stock unit issuances	(2,881)	(2,019)
Excess tax benefit from employee stock plans	3,951	925
Proceeds from note payable to related party	16,072	—
Capital contribution from non-controlling interest	—	8,000
Cash dividends paid	(19,556)	(15,081)
Net cash provided by financing activities	16,603	2,719
Net effect of exchange rate changes on cash	(1,201)	(12,469)
Net increase (decrease) in cash and cash equivalents	(70,324)	49,647
Cash and cash equivalents, beginning of period	437,489	290,781
Cash and cash equivalents, end of period	$367,165	$340,428
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$21,842	$3,058
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	$8,145	$3,885
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of June 30, 2014 and 2013, the results of operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. The December 31, 2013 financial information was derived from the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the full year.
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
Recent Accounting Pronouncements:
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU provides clarification regarding the release of any cumulative translation adjustment when the parent ceases to have a controlling financial interest in a business or group of assets held within a foreign entity. The amendment is effective on a prospective basis for interim and annual periods beginning after December 15, 2013. The Company adopted the new guidance as of January 1, 2014. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This accounting standard is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is not permitted. The Company

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

is currently evaluating the impact this accounting standard will have on the Company's financial position, results of operations or cash flows.
NOTE 3—BUSINESS ACQUISITION
On May 30, 2014, the Company purchased 100% of the equity interest in prAna Living LLC (“prAna”) for $188,467,000 net of acquired cash of $4,946,000. PrAna is a lifestyle apparel brand sold through approximately 1,400 select specialty and online retailers across North America, as well as through five company-owned retail stores, an e-commerce site and direct-mail catalogs. The acquisition of prAna strengthens and diversifies the Company's brand portfolio and generally offsets some of the more seasonal sales effects found within existing Columbia brands. The acquisition was funded with cash on hand.
PrAna contributed net sales of $5,547,000 and net loss, including amortization of acquired assets, of $1,065,000 to the Company from May 31, 2014 to June 30, 2014. In addition, the Company incurred transaction costs of $3,374,000 during the three and six months ended June 30, 2014. These acquisition and integration costs are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014.
Purchase price allocation
Acquired assets and liabilities were recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of identifiable net assets resulted in the recognition of goodwill of $54,819,000, all of which was assigned to the United States segment, and is attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. The goodwill is expected to be deductible for tax purposes.
The following table summarizes the preliminary estimated fair value of the net assets acquired and liabilities assumed as of May 30, 2014, the acquisition date (in thousands):

May 30, 2014
Cash	$4,946
Accounts receivable	10,021
Inventories	9,641
Other current assets	2,229
Property, plant and equipment	5,192
Acquired intangible assets	114,500
Other non-current assets	258
Total assets acquired	146,787

Accounts payable	2,803
Other current liabilities	5,390
Total liabilities assumed	8,193

Net identifiable assets acquired	138,594
Goodwill	54,819
Net assets acquired	$193,413
The allocation of the purchase price is preliminary and is based upon valuation information available and estimates and assumptions made at June 30, 2014. The Company is still in the process of verifying data and finalizing information related to the valuation and recording of accounts receivable, inventories, property, plant and equipment, identified intangible assets, accrued liabilities and the resulting effects on the amount of recognized goodwill.
The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of May 30, 2014, the acquisition date (in thousands, except for estimated useful lives, in years):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Estimated fair value	Estimated useful life, in years
Trade name	$88,000	Indefinite
Customer relationships	23,000	3-10 years
Order backlog	3,500	Less than 1 year
Total	$114,500
Summary of Unaudited Pro forma Information
The following table reflects the unaudited pro forma consolidated results of operations for the periods presented, as though the acquisition of prAna had occurred on January 1, 2013 (in thousands):

	(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$337,328	$296,518	$791,763	$671,424
Net income (loss) attributable to Columbia Sportswear Company	(3,675)	(8,405)	21,691	2,590
Earnings (loss) per share attributable to Columbia Sportswear Company:
Basic	$(0.11)	$(0.24)	$0.62	$0.08
Diluted	(0.11)	(0.24)	0.61	0.07
The unaudited pro forma financial information is presented for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The unaudited pro forma consolidated net income (loss) includes differences in the amount and timing of amortization of acquired intangible assets and the fair value adjustment for acquired inventory. As a result, under the assumed pro forma acquisition date of January 1, 2013, net income for the six months ended June 30, 2014 and 2013 includes pre-tax purchase accounting amortization of $1,908,000 and $7,008,000, respectively. The pro forma net income (loss) attributable to the Company excludes nonrecurring transaction costs of $3,374,000. The pro forma results also do not include, among other items, the effects of anticipated synergies from combining the two companies or differences in the combined Company's operating cost structure.
NOTE 4—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources, Limited ("Swire") to support the development and operation of the Company's business in China. The joint venture was in a formation and start-up phase during 2013 and began operations on January 1, 2014. The accounts of the joint venture are included in the Condensed Consolidated Balance Sheets as of June 30, 2014 and 2013, and December 31, 2013. Swire's share of net income (loss) from the joint venture is included in Net income (loss) attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013. The non-controlling equity interest in this entity is included in total equity as Non-controlling interest on the Condensed Consolidated Balance Sheets as of June 30, 2014 and 2013, and December 31, 2013.
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the six months ended June 30, 2014 (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2013	$1,245,418	$7,446	$1,252,864
Net income	15,926	1,012	16,938
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities	4	—	4
Derivative holding losses	(809)	—	(809)
Foreign currency translation adjustments	3,520	(464)	3,056
Cash dividends ($0.56 per share)	(19,556)	—	(19,556)
Issuance of common stock under employee stock plans, net	16,136	—	16,136
Tax adjustment from stock plans	4,124	—	4,124
Stock-based compensation expense	5,208	—	5,208
Balance at June 30, 2014	$1,269,971	$7,994	$1,277,965
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the six months ended June 30, 2013 (in thousands):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2012	$1,166,167	$—	$1,166,167
Net income (loss)	3,025	(253)	2,772
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities	16	—	16
Derivative holding gains	1,598	—	1,598
Foreign currency translation adjustments	(18,252)	78	(18,174)
Cash dividends ($0.44 per share)	(15,081)	—	(15,081)
Issuance of common stock under employee stock plans, net	9,031	—	9,031
Capital contribution from non-controlling interest	—	8,000	8,000
Tax adjustment from stock plans	845	—	845
Stock-based compensation expense	4,282	—	4,282
Balance at June 30, 2013	$1,151,631	$7,825	$1,159,456

NOTE 5—INVENTORIES, NET
Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, closeout and slow moving items and makes provisions as necessary to properly reflect inventory value.
Inventories, net, consisted of the following (in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Raw materials	$2,031	$1,130	$1,347
Work in process	524	1,203	1,478
Finished goods	453,893	326,895	420,940
	$456,448	$329,228	$423,765
NOTE 6—INTANGIBLE ASSETS, NET AND GOODWILL

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Intangible assets that are determined to have finite lives include patents, purchased technology, customer relationships and order backlog and are amortized over their estimated useful lives, which range from less than one year to approximately 10 years, and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. Goodwill and intangible assets with indefinite useful lives, including trademarks and trade names, are not amortized but are periodically evaluated for impairment.
Intangible assets
The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	—	—
Order backlog	3,500	—	—
Gross carrying amount	40,698	14,198	14,198
Accumulated amortization:
Patents and purchased technology	(5,997)	(5,331)	(4,667)
Customer relationships	(318)	—	—
Order backlog	(583)	—	—
Total accumulated amortization	(6,898)	(5,331)	(4,667)
Net carrying amount	33,800	8,867	9,531
Intangible assets not subject to amortization	115,421	27,421	27,421
Intangible assets, net	$149,221	$36,288	$36,952
Amortization expense for intangible assets subject to amortization was $1,234,000 and $333,000 for the three months ended June 30, 2014 and 2013, respectively, and was $1,567,000 and $665,000 for the six months ended June 30, 2014 and 2013, respectively. Annual amortization expense is estimated to be $7,056,000 in 2014, $5,147,000 in 2015 and 2016, $3,883,000 in 2017 and $2,980,000 in 2018.
Goodwill
Goodwill was $69,257,000 at June 30, 2014, and $14,438,000 at December 31, 2013 and June 30, 2013. The change in goodwill is related to the acquisition of prAna on May 30, 2014 (see Note 3).
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
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$10,652	$9,683	$10,768	$10,209
Provision for warranty claims	673	1,269	2,154	2,784
Warranty claims	(736)	(1,236)	(2,265)	(3,170)
Other	91	(51)	23	(158)
Balance at end of period	$10,680	$9,665	$10,680	$9,665

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 8—STOCK-BASED COMPENSATION
The Company’s Stock Incentive Plan (the “Plan”) allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based or cash-based awards. The majority of all stock options and restricted stock unit grants outstanding under the Plan were granted in the first quarter of each fiscal year.
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$862	$883	$1,743	$1,710
Restricted stock units	1,769	1,449	3,465	2,572
Total	$2,631	$2,332	$5,208	$4,282
Stock Options
The Company estimates the fair value of stock options using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected stock price volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.
The following table presents the weighted average assumptions for stock options granted in the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected option term	7.82 years	7.02 years	4.71 years	4.72 years
Expected stock price volatility	28.63%	28.54%	27.67%	30.80%
Risk-free interest rate	2.29%	1.55%	1.21%	0.69%
Expected annual dividend yield	1.33%	1.44%	1.33%	1.63%
Weighted average grant date fair value	$25.54	$16.45	$17.52	$12.31
During the six months ended June 30, 2014 and 2013, the Company granted a total of 236,288 and 327,979 stock options, respectively. At June 30, 2014, unrecognized costs related to outstanding stock options totaled approximately $7,208,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at June 30, 2014 are expected to be recognized over a weighted average period of 2.58 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, expected annual dividend yield and closing price of the Company’s common stock on the date of grant.
 The following table presents the weighted average assumptions for restricted stock units granted in the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Vesting period	3.56 years	3.07 years	3.83 years	3.93 years
Expected annual dividend yield	1.34%	1.44%	1.33%	1.60%
Estimated average grant date fair value per restricted stock unit	$79.82	$58.67	$78.16	$51.78
During the six months ended June 30, 2014 and 2013, the Company granted 131,921 and 144,477 restricted stock units, respectively. At June 30, 2014, unrecognized costs related to outstanding restricted stock units totaled approximately $16,168,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

period using the straight-line attribution method. These unrecognized costs at June 30, 2014 are expected to be recognized over a weighted average period of 2.58 years.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the three months ended June 30, 2014 (in thousands):

	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at March 31, 2014	$(5)	$1,472	$28,742	$30,209
Other comprehensive income (loss) before reclassifications	3	(634)	8,900	8,269
Amounts reclassified from other comprehensive income	—	(403)	—	(403)
Net other comprehensive income (loss) during the period	3	(1,037)	8,900	7,866
Balance at June 30, 2014	$(2)	$435	$37,642	$38,075
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the three months ended June 30, 2013 (in thousands):

	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at March 31, 2013	$—	$3,935	$31,510	$35,445
Other comprehensive income (loss) before reclassifications	7	727	(5,595)	(4,861)
Amounts reclassified from other comprehensive income	—	(559)	—	(559)
Net other comprehensive income (loss) during the period	7	168	(5,595)	(5,420)
Balance at June 30, 2013	$7	$4,103	$25,915	$30,025
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the six months ended June 30, 2014 (in thousands):

	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2013	$(6)	$1,244	$34,122	$35,360
Other comprehensive income before reclassifications	4	70	3,520	3,594
Amounts reclassified from other comprehensive income	—	(879)	—	(879)
Net other comprehensive income (loss) during the period	4	(809)	3,520	2,715
Balance at June 30, 2014	$(2)	$435	$37,642	$38,075
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the six months ended June 30, 2013 (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2012	$(9)	$2,505	$44,167	$46,663
Other comprehensive income (loss) before reclassifications	16	2,880	(18,252)	(15,356)
Amounts reclassified from other comprehensive income	—	(1,282)	—	(1,282)
Net other comprehensive income (loss) during the period	16	1,598	(18,252)	(16,638)
Balance at June 30, 2013	$7	$4,103	$25,915	$30,025
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
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average shares of common stock outstanding, used in computing basic earnings per share	34,958	34,353	34,834	34,260
Effect of dilutive stock options and restricted stock units	—	—	467	301
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	34,958	34,353	35,301	34,561
Earnings (loss) per share of common stock attributable to Columbia Sportswear Company:
Basic	$(0.18)	$(0.21)	$0.46	$0.09
Diluted	(0.18)	(0.21)	0.45	0.09

Stock options and service-based restricted stock units representing 1,754,376 and 2,120,277 shares of common stock for the three months ended June 30, 2014 and 2013, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive due to a net loss in the period. Stock options and service-based restricted stock units representing 168,356 and 626,608 shares of common stock for the six months ended June 30, 2014 and 2013, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 47,692 and 13,484 shares of common stock for the three months ended June 30, 2014 and 2013, respectively, and 39,373 and 13,484 shares of common stock for the six months ended June 30, 2014 and 2013, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.
Since the inception of the Company’s stock repurchase plan in 2004 through June 30, 2014, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of June 30, 2014, the Company had repurchased 9,593,278 shares under this program at an aggregate purchase price of approximately $441,443,000. During the six months ended June 30, 2014 and 2013, the Company did not repurchase any shares of the Company's common stock.

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
In the first quarter of 2014, the Company reclassified its segment reporting to reflect changes in its internal management and oversight structure. Certain marketing, product creation and administrative costs incurred by the Company’s corporate offices, previously included in the United States segment, have been allocated to other geographic regions based on relevant operational metrics. Other such costs not directly or indirectly allocable to regional segments are now shown below as unallocated corporate expenses. Prior year amounts have been adjusted to match current year presentation.
The geographic distribution of the Company’s net sales and income (loss) from operations are summarized in the following table (in thousands) for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales to unrelated entities:
United States	$146,368	$139,789	$387,557	$340,287
LAAP	96,100	81,283	212,913	164,329
EMEA	72,949	53,034	112,089	93,954
Canada	8,829	6,389	35,771	30,232
	$324,246	$280,495	$748,330	$628,802
Segment income (loss) from operations:
United States	$2,365	$5,415	$46,536	$30,962
LAAP	9,253	10,558	26,487	21,914
EMEA	5,797	(1,558)	2,271	(7,131)
Canada	(3,784)	(4,050)	(385)	(547)
Total segment income from operations	13,631	10,365	74,909	45,198
Unallocated corporate expenses	(30,620)	(20,362)	(56,447)	(42,467)
Interest income, net	384	215	623	347
Interest expense on note payable to related party	(277)	—	(487)	—
Other non-operating expense	(149)	(473)	(505)	(1,103)
Income (loss) before income taxes	$(17,031)	$(10,255)	$18,093	$1,975
Concentrations
The Company had one customer in its EMEA segment that accounted for approximately 16.7% of consolidated accounts receivable at June 30, 2014. The Company had two customers, one in its EMEA segment and one North American customer included in its United States and Canada segments, that accounted for approximately 12.4% and 11.2%, respectively, of consolidated accounts receivable at June 30, 2013. No single customer accounted for 10% or more of consolidated accounts receivable at December 31, 2013. The Company had one customer in its EMEA segment that accounted for approximately 12.1% and 10.4% of consolidated revenues for the three months ended June 30, 2014 and 2013, respectively. No customer accounted for 10% or more of consolidated revenues for the six months ended June 30, 2014 or 2013.
NOTE 12—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
In the normal course of business, the Company’s financial position and results of operations are routinely subject to a variety of risks. These risks include risks associated with financial markets, primarily currency exchange rate risk, and, to a lesser extent,

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

interest rate risk and equity market risk. The Company regularly assesses these risks and has established policies and business practices designed to mitigate them. The Company does not engage in speculative trading in any financial market.
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency. The Company manages this risk by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points are excluded from the determination of hedge effectiveness and included in current cost of sales. Hedge ineffectiveness was not material during the three and six months ended June 30, 2014 and 2013.

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
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$127,000	$99,000	$71,500
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	63,500	109,000	77,000
At June 30, 2014, approximately $522,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.
At June 30, 2014, the Company’s derivative contracts had a remaining maturity of approximately two years or less. All the counterparties to these transactions had both long-term and short-term investment grade credit ratings and as a result, the Company does not require collateral to facilitate transactions. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $1,000,000 at June 30, 2014. The Company does not hold derivatives featuring credit-related contingent terms. In addition, the Company is not a party to any derivative master agreement featuring credit-related contingent terms. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Balance Sheet Classification	June 30, 2014	December 31, 2013	June 30, 2013
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$986	$1,936	$2,516
Currency forward contracts	Other non-current assets	155	24	343
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,081	872	262
Currency forward contracts	Other long-term liabilities	12	95	—
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	302	2,956	1,855
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	650	280	460

The following table presents the statement of operations effect and classification of derivative instruments (in thousands):

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income or loss	—	$(634)	$727	$70	$2,880
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	690	766	1,499	1,626
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(186)	(2)	(208)	(45)
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating expense	(506)	2,663	(1,971)	6,012
NOTE 13—COMMITMENTS AND CONTINGENCIES
Operating Leases
Future minimum operating lease payments for the remainder of the lives of the leases, including rent escalation clauses and stores that were not yet open, were $305,671,000 and $275,687,000 at June 30, 2014 and December 31, 2013, respectively. Operating lease obligations do not include percentage rent, real estate taxes, insurance, common area maintenance and other costs for which the Company is obligated.
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories and equipment. At June 30, 2014, inventory purchase obligations were $400,933,000.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Level 3 –	unobservable inputs for which there is little or no market data available, that require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis at June 30, 2014 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$147,953	$—	$—	$147,953
Time deposits	25,148	14,824	—	39,972
Reverse repurchase agreements	—	40,000	—	40,000
Available-for-sale short-term investments (1)
Certificates of deposit	—	3,429	—	3,429
Variable-rate demand notes	—	18,675	—	18,675
U.S. Government-backed municipal bonds	—	4,584	—	4,584
Other short-term investments
Mutual fund shares	550	—	—	550
Other current assets
Derivative financial instruments (Note 12)	—	1,288	—	1,288
Other non-current assets
Derivative financial instruments (Note 12)	—	155	—	155
Mutual fund shares	5,749	—	—	5,749
Total assets measured at fair value	$179,400	$82,955	$—	$262,355
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 12)	$—	$1,731	$—	$1,731
Other long-term liabilities
Derivative financial instruments (Note 12)	—	12	—	12
Total liabilities measured at fair value	$—	$1,743	$—	$1,743

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$175,624	$—	$—	$175,624
Time deposits	25,111	9,526	—	34,637
Certificates of deposit	—	735	—	735
Reverse repurchase agreements	—	45,000	—	45,000
U.S. Government-backed municipal bonds	—	9,898	—	9,898
Available-for-sale short-term investments (1)
Short-term municipal bond fund	15,004	—	—	15,004
Certificates of deposit	—	9,546	—	9,546
Variable-rate demand notes	—	52,105	—	52,105
U.S. Government-backed municipal bonds	—	14,764	—	14,764
Other short-term investments
Mutual fund shares	336	—	—	336
Other current assets
Derivative financial instruments (Note 12)	—	4,892	—	4,892
Non-current assets
Derivative financial instruments (Note 12)	—	24	—	24
Mutual fund shares	4,855	—	—	4,855
Total assets measured at fair value	$220,930	$146,490	$—	$367,420
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 12)	$—	$1,152	$—	$1,152
Other long-term liabilities
Derivative financial instruments (Note 12)	—	95	—	95
Total liabilities measured at fair value	$—	$1,247	$—	$1,247

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$186,245	$—	$—	$186,245
Time deposits	25,073	16,637	—	41,710
U.S. Government-backed municipal bonds	—	40,741	—	40,741
Available-for-sale short-term investments (1)
Certificates of deposit	—	4,905	—	4,905
Variable-rate demand notes	—	56,615	—	56,615
U.S. Government-backed municipal bonds	—	28,004	—	28,004
Other short-term investments
Mutual funds shares	657	—	—	657
Other current assets
Derivative financial instruments (Note 12)	—	4,371	—	4,371
Other non-current assets
Derivative financial instruments (Note 12)	—	343	—	343
Mutual fund shares	4,181	—	—	4,181
Total assets measured at fair value	$216,156	$151,616	$—	$367,772
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 12)	$—	$722	$—	$722
Total liabilities measured at fair value	$—	$722	$—	$722

(1)	Investments have remaining maturities greater than three months but less than two years and are available for use in current operations.

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
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2014 or 2013.
NOTE 15—RELATED PARTY TRANSACTIONS
On January 1, 2014, the Company's previously announced majority-owned joint venture in mainland China commenced operations. Upon commencement, the joint venture entered into Transition Services Agreements ("TSAs") with Swire, the non-controlling shareholder in the joint venture, under which Swire renders administrative and IT services and operates certain retail stores on behalf of the joint venture. The joint venture incurred service fees, valued under the TSAs at Swire's cost, of $2,173,000 and $4,880,000 during the three and six months ended June 30, 2014, respectively. These fees are included in Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014. In addition, the joint venture pays Swire sourcing fees related to the purchase of certain inventory. These sourcing fees are

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

capitalized into Inventories and charged to Cost of sales as the inventories are sold. For the three and six months ended June 30, 2014, the joint venture incurred sourcing fees of $8,000 and $293,000, respectively.
During the three months ended March 31, 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as Note payable to related party on the Condensed Consolidated Balance Sheet as of June 30, 2014. The note with Swire, in the principal amount of 97,600,000 RMB (US$15,734,000), matures on December 31, 2018 and bears interest at a fixed annual rate of 7%. Interest expense related to this note was $277,000 and $487,000 for the three and six months ended June 30, 2014, respectively.
As of June 30, 2014, payables to Swire for service fees and interest expense totaled $5,044,000 and were included in Accounts payable on the Condensed Consolidated Balance Sheets.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's normal third-party distributor terms and pricing.
NOTE 16—SUBSEQUENT EVENT
On July 24, 2014, the Company announced that its Board of Directors authorized a two-for-one split of the Company's common stock. The split will be paid in the form of a 100% stock dividend, payable on September 26, 2014 to shareholders of record on September 8, 2014.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, including from the operation of our China joint venture, profitability, expenses, input costs and cost containment measures, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, investments in and implementation of our information technology systems, our direct-to-consumer channels and other capital expenditures, reclassification of deferred net gains, access to raw materials and factory capacity, financing and working capital requirements and resources, tax rates and pre-tax income, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
Our Business
As one of the largest outdoor apparel and footwear companies in the world, we design, source, market and distribute active outdoor and lifestyle apparel, footwear, accessories and equipment under the Columbia, Mountain Hardwear, Sorel, Montrail and prAna brands. Our products are sold through a mix of wholesale distribution channels, independent distributors, and our own direct-to-consumer channels. In addition, we license some of our trademarks across a range of apparel, footwear, accessories and equipment.
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
Acquisition
On May 30, 2014, we purchased 100% of the equity interest in prAna Living LLC (“prAna”) for $188.5 million, net of acquired cash. PrAna is a lifestyle apparel brand sold through approximately 1,400 select specialty and online retailers across North America, as well as through five company-owned retail stores, an e-commerce site and direct-mail catalogs. The acquisition of prAna strengthens and diversifies our brand portfolio and generally offsets some of the more seasonal sales effects found within our existing Columbia brands. The acquisition was funded with cash on hand.
Business Outlook
Our business is affected by the general seasonal trends common to the industry and is heavily dependent upon seasonal weather and discretionary consumer spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. The expansion of our direct-to-consumer operations has increased the proportion of sales and profits that we generate in the fourth calendar quarter. As a result, our sales and profits tend to be highest in the third and fourth calendar quarters. In 2013, approximately 63 percent of our net sales and nearly all of our profitability were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
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
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility of global economic conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, the relative popularity of competitors' brands, and the continued

popularity of outdoor and active lifestyles in key markets. Volatile economic environments in key markets, seasonal weather patterns and inflationary or volatile input costs reduce the predictability of our business.
We expect 2014 profitability to be affected by the following major factors:

•	Incremental sales, operating costs and profits from our new China joint venture;

•
Financial effects from our acquisition of prAna on May 30, 2014, including transaction costs and incorporation of prAna operating results and purchase accounting amortization into our financial results.

•	Continued growth and increased investment in our global direct-to-consumer businesses;

•	Renewed growth in our wholesale businesses;

•	Increased demand creation costs; and

•
Incremental depreciation expense, training and post go-live support costs related to our United States enterprise resource planning ("ERP") system implementation, as well as ongoing project costs in connection with the next phase of our global ERP system initiative.

Consistent with the historical seasonality of the business, we anticipate 2014 profitability to be heavily concentrated in the second half of the year.
We implemented our new ERP system in the United States in early April 2014 which, when combined with our Canadian operation, brings our North American wholesale business and the majority of our global supply chain operations onto our new platform. The next planned phase of our global ERP system initiative is to transition our global distributor business to our new ERP system in 2015.
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

•	Changes in mix and volume of full price sales in relation to closeout product sales and promotional sales activity;

•	Production capacity constraints and associated risks, including timely delivery, quality and non-compliance;

•	Costs and business interruption risks related to our supply chain and information technology infrastructure investments and projects, including our multi-year global ERP system implementation;

•	Our ability to effectively manage operating costs;

•
Continued political and economic uncertainty, which is creating headwinds in key global markets, particularly in Europe where we have ongoing efforts to revitalize the Columbia brand and in South America with respect to import restrictions and currency constraints in key distributor markets;

•	The rate of new store expansion and performance of our existing stores and e-commerce sites in our global direct-to-consumer operations;

•	Changes in consumer spending activity; and

•	Fluctuating currency exchange rates.
These factors and others may have a material effect on our financial condition, results of operations or cash flows, particularly with respect to quarterly comparisons.
We remain focused on driving sustainable, profitable sales growth by providing innovative products at accessible prices, transforming our global supply chain, including information technology, managing inventory, and nurturing stronger emotional connections with consumers through compelling marketing communications.
Results of Operations

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes that appear elsewhere in this quarterly report. All references to quarters relate to the quarter ended June 30th of the particular year.
Highlights of the Second Quarter of 2014

•
Net sales for the second quarter of 2014 increased $43.7 million, or 16%, to $324.2 million from $280.5 million for the second quarter of 2013. Changes in foreign currency exchange rates compared with the second quarter of 2013 negatively affected the consolidated net sales comparison by less than one percentage point.

•
Net loss attributable to Columbia Sportswear Company for the second quarter of 2014 decreased 11% to $6.3 million, or $0.18 per diluted share, compared to a net loss of $7.1 million, or $0.21 per diluted share, for the second quarter of 2013. The second quarter 2014 net loss included a non-recurring tax benefit of $5.6 million, or $0.16 per diluted share, and the effects of one-time acquisition costs, purchase accounting amortization, and integration costs related to the acquisition of prAna, totaling approximately $2.9 million net of tax, or $0.08 per diluted share.

•	We paid a quarterly cash dividend of $0.28 per share, or $9.8 million, in the second quarter of 2014.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.6	57.1	54.4	56.5
Gross profit	44.4	42.9	45.6	43.5
Selling, general and administrative expenses	50.0	47.0	43.5	43.7
Net licensing income	0.4	0.5	0.4	0.6
Income (loss) from operations	(5.2)	(3.6)	2.5	0.4
Interest income, net	0.1	0.1	0.1	0.1
Interest expense on note payable to related party	(0.1)	—	(0.1)	—
Other non-operating expense	(0.1)	(0.2)	(0.1)	(0.2)
Income (loss) before income tax	(5.3)	(3.7)	2.4	0.3
Income tax benefit (expense)	3.2	1.1	(0.2)	0.1
Net income (loss)	(2.1)	(2.6)	2.2	0.4
Net income (loss) attributable to non-controlling interest	(0.1)	(0.1)	0.1	(0.1)
Net income (loss) attributable to Columbia Sportswear Company	(2.0)%	(2.5)%	2.1%	0.5%
Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013
Net Sales: Consolidated net sales increased $43.7 million, or 16%, to $324.2 million for the second quarter of 2014 from $280.5 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the second quarter of 2013 negatively affected the consolidated net sales comparison by less than one percentage point.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended June 30,
	2014	2013	% Change
	(In millions, except for percentage changes)
United States	$146.3	$139.8	5%
LAAP	96.1	81.2	18%
EMEA	72.9	53.1	37%
Canada	8.9	6.4	39%
	$324.2	$280.5	16%

Net sales in the United States increased $6.5 million, or 5%, to $146.3 million for the second quarter of 2014 from $139.8 million for the comparable period in 2013. United States net sales included $5.5 million of prAna brand net sales. The increase in net sales in the United States consisted of a net sales increase in apparel, accessories and equipment, partially offset by a net sales decrease in footwear, and consisted of an increase in net sales in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business. The net sales increase in our direct-to-consumer business was primarily attributable to a net sales increase in the Columbia brand, and was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At June 30, 2014, we operated 79 retail stores, including 5 prAna branded stores, compared with 65 at June 30, 2013. The net sales decrease in our wholesale business was primarily due to a shift in timing of shipment of spring advance orders from April to March at the request of certain customers to mitigate risk related to the go-live of our new ERP system in the United States in early April 2014.
Net sales in the LAAP region increased $14.9 million, or 18%, to $96.1 million for the second quarter of 2014 from $81.2 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the second quarter of 2013 contributed less than one percentage point of benefit to the LAAP net sales comparison. The net sales increase in the LAAP region was concentrated in the Columbia brand and was led by apparel, accessories and equipment, followed by footwear. The LAAP net sales increase consisted of $23.1 million of incremental net sales by our new joint venture in China, partially offset by net sales decreases in our LAAP distributor business, Korea and Japan. The LAAP distributor net sales decrease was primarily due to ongoing currency constraints in key South American distributor markets that have severely restricted trade. The decrease in Korea net sales was led by the Columbia brand, followed by the Mountain Hardwear and Montrail brands, and was primarily due to a highly competitive and increasingly promotional environment. The decrease in Japan net sales was due to unfavorable changes in currency exchange rates that more than offset a net sales increase in local currency.
Net sales in the EMEA region increased $19.8 million, or 37%, to $72.9 million for the second quarter of 2014 from $53.1 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the second quarter of 2013 contributed two percentage points of benefit to the EMEA net sales comparison. The net sales increase in the EMEA region was led by apparel, accessories and equipment, followed by footwear, and was concentrated in the Columbia brand. The net sales increase in the EMEA region was led by our EMEA distributor business, followed by our EMEA direct business. The EMEA distributor net sales increase was primarily due to a shift in the timing of shipments as a higher percentage of increased fall 2014 advance orders shipped in the second quarter of 2014, while a higher percentage of fall 2013 advance orders shipped in the third quarter of 2013. The increase in net sales in our EMEA direct business was concentrated in our Columbia brand footwear.
Net sales in Canada increased $2.5 million, or 39%, to $8.9 million for the second quarter of 2014 from $6.4 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the second quarter of 2013 negatively affected the net sales comparison by approximately ten percentage points. The increase in net sales in Canada was led by the Columbia brand and consisted of increases in both direct-to-consumer and wholesale net sales.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended June 30,
	2014	2013	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$263.0	$235.7	12%
Footwear	61.2	44.8	37%
	$324.2	$280.5	16%
Net sales of apparel, accessories and equipment increased $27.3 million, or 12%, to $263.0 million for the second quarter of 2014 from $235.7 million for the comparable period in 2013. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia brand, and was led by the EMEA region, followed by the LAAP region, the United States and Canada. The increase in apparel, accessories and equipment net sales in the EMEA region primarily consisted of an increase in net sales to our EMEA distributors as a result of a shift in timing of shipments of fall 2014 advance orders into the second quarter. The apparel, accessories and equipment net sales increase in the LAAP region primarily consisted of incremental sales by our China joint venture. The apparel, accessories and equipment net sales increase in the United States primarily consisted of incremental prAna brand net sales.
Net sales of footwear increased $16.4 million, or 37%, to $61.2 million for the second quarter of 2014 compared to $44.8 million for the comparable period in 2013. The increase in footwear net sales was led by the Columbia brand, followed by the Sorel brand. The increase in footwear net sales was led by the EMEA region, followed by the LAAP region, partially offset by a net sales decrease in the United States. The increase in footwear net sales in the EMEA region was led by our EMEA distributor business, followed by our EMEA direct business.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended June 30,
	2014	2013	% Change
	(In millions, except for percentage changes)
Columbia	$291.0	$252.5	15%
Mountain Hardwear	21.8	22.5	(3)%
Sorel	3.0	2.9	3%
prAna	5.5	—	—
Other	2.9	2.6	12%
	$324.2	$280.5	16%
The net sales increase for the second quarter of 2014 compared to the second quarter of 2013 was led by the Columbia brand, followed by incremental sales of the newly-acquired prAna brand, partially offset by a decrease in Mountain Hardwear brand net sales. The Columbia brand net sales increase was led by the EMEA region, followed by the LAAP region, the United States and Canada.
Gross Profit: Gross profit, as a percentage of net sales, increased to 44.4% for the second quarter of 2014 from 42.9% for the comparable period in 2013. Gross profit expansion was primarily due to:

•	A higher proportion of full-price wholesale sales;

•	Less promotional sales activity in our direct-to-consumer channel; and

•	The effect of including in gross profit amounts that were previously recognized as licensing income prior to commencement of the China joint venture;
partially offset by:

•	A higher proportion of sales to international distributors, which generate lower gross profits than wholesale and direct-to-consumer sales; and

•	Unfavorable foreign currency hedge rates.
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
SG&A expense increased $30.3 million, or 23%, to $162.2 million, or 50.0% of net sales, for the second quarter of 2014 from $131.9 million, or 47.0% of net sales, for the comparable period in 2013. The SG&A expense increase was primarily due to:

•	Incremental costs of operating our China joint venture;

•	Acquisition costs and incremental operating costs related to our acquisition of prAna;

•
Increased expenses related to our ERP system implementation due to a lower capitalization rate of project expenditures and additional depreciation on systems placed in service early in the second quarter of 2014;

•	Expansion of our direct-to-consumer operations globally; and

•	Increased incentive compensation costs.
Depreciation and amortization included in SG&A expense totaled $12.1 million for the second quarter of 2014, compared to $9.8 million for the same period in 2013.
Net Licensing Income: Net licensing income decreased $0.5 million to $1.2 million for the second quarter of 2014 compared to $1.7 million for the same period in 2013. The decrease in net licensing income was concentrated in the LAAP region and was a result of the effect of including in gross profit amounts that were previously recognized as licensing income prior to commencement of the China joint venture.

Interest Income, Net: Net interest income was $0.4 million for the second quarter of 2014 compared to $0.2 million for the same period in 2013. Interest income increased due to higher average cash and cash equivalent and short-term investment balances compared to the same period in 2013.
Interest Expense on Note Payable to Related Party: Interest expense on the note payable to related party was $0.3 million for the second quarter of 2014 due to a long-term note executed between our China joint venture and Swire in January 2014.
Other Non-Operating Expense: Other non-operating expense was $0.1 million for the second quarter of 2014 compared to $0.5 million for the same period in 2013, and consisted of foreign currency transaction gains and losses.
Income Tax Benefit: Income tax benefit increased to $10.3 million for the second quarter of 2014 from $2.9 million for the comparable period in 2013. The increase in our income tax benefit was primarily due to a non-recurring $5.6 million tax benefit reflecting the favorable effect from the resolution of specific uncertain tax positions. Our effective income tax rate was 60.4% for the second quarter of 2014 compared to 28.5% for the same period in 2013. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods.
Net Loss Attributable to Columbia Sportswear Company: Net loss decreased $0.8 million, or 11%, to $6.3 million, or $0.18 per diluted share, for the second quarter of 2014 from $7.1 million, or $0.21 per diluted share for the comparable period in 2013.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net Sales: Consolidated net sales increased $119.5 million, or 19.0%, to $748.3 million for the six months ended June 30, 2014 from $628.8 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the six months ended June 30, 2013 negatively affected the consolidated net sales comparison by approximately one percentage point.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Six Months Ended June 30,
	2014	2013	% Change
	(In millions, except for percentage changes)
United States	$387.5	$340.3	14%
LAAP	212.9	164.3	30%
EMEA	112.1	94.0	19%
Canada	35.8	30.2	19%
	$748.3	$628.8	19%
Net sales in the United States increased $47.2 million, or 14%, to $387.5 million for the six months ended June 30, 2014 from $340.3 million for the comparable period in 2013. The increase in net sales in the United States was led by a net sales increase in apparel, accessories and equipment, followed by footwear, and was led by an increase in net sales in our direct-to-consumer business, followed by our wholesale business. The net sales increase in our direct-to-consumer business was primarily attributable to the Columbia brand, and was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At June 30, 2014, we operated 79 retail stores, including 5 prAna branded stores, compared with 65 at June 30, 2013. The net sales increase in our wholesale business was primarily due to increased advance orders of spring styles.
Net sales in the LAAP region increased $48.6 million, or 30%, to $212.9 million for the six months ended June 30, 2014 from $164.3 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the six months ended June 30, 2013 negatively affected the LAAP net sales comparison by approximately two percentage points. The net sales increase in the LAAP region was concentrated in the Columbia brand and was led by apparel, accessories and equipment, followed by footwear. The LAAP net sales increase consisted of $66.6 million of incremental net sales by our new joint venture in China, partially offset by net sales decreases in our LAAP distributor business, Korea and Japan. The LAAP distributor net sales decrease was primarily due to ongoing currency constraints in key South American distributor markets that have severely restricted trade. The decrease in Korea net sales was led by the Columbia brand, followed by the Mountain Hardwear and Montrail brands, and was primarily due to a highly competitive and increasingly promotional environment. The decrease in Japan net sales was due to unfavorable changes in currency exchange rates that more than offset a net sales increase in local currency.
Net sales in the EMEA region increased $18.1 million, or 19%, to $112.1 million for the six months ended June 30, 2014 from $94.0 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the six months ended June 30, 2013 contributed two percentage points of benefit to the EMEA net sales comparison. The net sales increase in the EMEA region was led by apparel, accessories and equipment, followed by footwear. The increase in net sales in the EMEA region was primarily attributable to the Columbia brand, and was led by an increase in net sales to our EMEA distributors, followed by a net sales increase in our EMEA direct business. The EMEA distributor net sales increase was primarily due to a shift in the timing of shipments as a higher percentage of increased fall 2014 advance orders shipped in the second quarter of 2014, while a higher percentage of fall 2013 advance orders shipped in the third quarter of 2013. The increase in net sales in our EMEA direct business was concentrated in Columbia brand footwear.
Net sales in Canada increased $5.6 million, or 19%, to $35.8 million for the six months ended June 30, 2014 from $30.2 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the six months ended June 30, 2013 negatively affected the net sales comparison by approximately ten percentage points. The increase in net sales in Canada consisted of a net sales increase in the Columbia brand and increases in both wholesale and direct-to-consumer net sales.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Six Months Ended June 30,
	2014	2013	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$616.7	$530.0	16%
Footwear	131.6	98.8	33%
	$748.3	$628.8	19%
Net sales of apparel, accessories and equipment increased $86.7 million, or 16%, to $616.7 million for the six months ended June 30, 2014 from $530.0 million for the comparable period in 2013. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia brand, and was led by the United States, followed by the LAAP region, the EMEA region and Canada. The apparel, accessories and equipment net sales increase in the United States was led by our direct-to-consumer business, followed by our wholesale business. The increase in apparel, accessories and equipment net sales in the LAAP region consisted of incremental sales by our China joint venture, partially offset by lower sales in Korea and Japan.
Net sales of footwear increased $32.8 million, or 33%, to $131.6 million for the six months ended June 30, 2014 compared to $98.8 million for the comparable period in 2013. The increase in footwear net sales was led by a net sales increase in the Columbia brand, followed by the Sorel brand. The increase in footwear net sales was led by the LAAP region, followed by the EMEA region, the United States and Canada. The increase in footwear net sales in the LAAP region primarily consisted of incremental sales by our China joint venture.
Sales by Brand
Net sales by brand are summarized in the following table:

	Six Months Ended June 30,
	2014	2013	% Change
	(In millions, except for percentage changes)
Columbia	$667.0	$553.6	20%
Mountain Hardwear	54.2	54.6	(1)%
Sorel	15.9	15.3	4%
prAna	5.5	—	—
Other	5.7	5.3	8%
	$748.3	$628.8	19%
The net sales increase for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was led by the Columbia brand, followed by incremental sales of the newly-acquired prAna brand. The Columbia brand net sales increase was led by the LAAP region, followed by the United States and the EMEA region.
Gross Profit: Gross profit, as a percentage of net sales, increased to 45.6% for the six months ended June 30, 2014 from 43.5% for the comparable period in 2013. Gross profit expansion was primarily due to:

•	A higher proportion of full-price wholesale and direct-to-consumer sales in relation to promotional and close-out sales;

•	The effect of including in gross profit amounts that were previously recognized as licensing income prior to commencement of the China joint venture; and

•	A lower proportion of sales to international distributors, which generate lower gross profits than wholesale and direct-to-consumer sales;
partially offset by:

•	Unfavorable foreign currency hedge rates.
Selling, General and Administrative Expense: SG&A expense increased $50.8 million, or 18%, to $325.6 million, or 43.5% of net sales, for the six months ended June 30, 2014 from $274.8 million, or 43.7% of net sales, for the comparable period in 2013. The SG&A expense increase was primarily due to:

•	Incremental costs of operating our China joint venture;

•	Expansion of our direct-to-consumer operations globally; and

•	Increased expenses related to our ERP system implementation due to a lower capitalization rate of project expenditures and additional depreciation;

partially offset by:

•	Decreased operating costs in our Europe operations; and

•	Favorable foreign currency exchange rates.
Depreciation and amortization included in SG&A expense totaled $22.0 million for the six months ended June 30, 2014, compared to $19.3 million for the same period in 2013.
Net Licensing Income: Net licensing income decreased $1.1 million to $2.9 million for the six months ended June 30, 2014 compared to $4.0 million for the same period in 2013. The decrease in net licensing income was concentrated in the LAAP region and was a result of the effect of including in gross profit amounts that were previously recognized as licensing income prior to commencement of the China joint venture.
Interest Income, Net: Net interest income was $0.6 million for the six months ended June 30, 2014 compared to $0.3 million for the same period in 2013. Interest income increased due to higher average cash and cash equivalent and short-term investment balances compared to the same period in 2013.
Interest Expense on Note Payable to Related Party: Interest expense on the note payable to related party was $0.5 million for the six months ended June 30, 2014 due to a long-term note executed between our China joint venture and Swire in January 2014.
Other Non-Operating Expense: Other non-operating expense was $0.5 million for the six months ended June 30, 2014 compared to $1.1 million for the same period in 2013, and consisted of foreign currency transaction gains and losses.
Income Tax Expense (Benefit): Income tax expense increased to $1.2 million for the six months ended June 30, 2014 from an income tax benefit of $0.8 million for the comparable period in 2013. Income tax expense for the six months ended June 30, 2014 was affected by a non-recurring $5.6 million tax benefit reflecting the favorable effect from the resolution of specific uncertain tax positions. Income tax benefit for the six months ended June 30, 2013 was affected by the U.S. legislative reinstatement of the research and development tax credit in the first quarter of 2013, which required us to recognize the benefit of our 2012 research and development activities in that quarter.
Net Income Attributable to Columbia Sportswear Company: Net income increased $12.9 million to $15.9 million, or $0.45 per diluted share, for the six months ended June 30, 2014 from $3.0 million, or $0.09 per diluted share, for the comparable period in 2013.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our ongoing ERP system implementation, general corporate needs and the expansion of our global operations, including our joint venture in China. On May 30, 2014, we acquired prAna for $188.5 million, net of acquired cash. At June 30, 2014, we had total cash and cash equivalents of $367.2 million, compared to $437.5 million at December 31, 2013 and $340.4 million at June 30, 2013. In addition, we had short-term investments of $27.2 million at June 30, 2014, compared to $91.8 million at December 31, 2013 and $90.2 million at June 30, 2013. At June 30, 2014, approximately 54% of our cash and short-term investments were held by foreign subsidiaries where a repatriation of those funds to the United States would likely result in a significant tax expense for us. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.

Net cash provided by operating activities was $63.0 million for the six months ended June 30, 2014, compared to $135.7 million for the same period in 2013. The decrease in cash provided by operating activities was primarily due to increased inventory purchases and lower collections of receivables during the six months ended June 30, 2014, compared to the same period in 2013, partially offset by increased net income.
Net cash used in investing activities was $148.7 million for the six months ended June 30, 2014, compared to $76.3 million for the comparable period in 2013. For the 2014 period, net cash used in investing activities primarily consisted of $188.5 million for the net cash purchase of prAna and $25.0 million for capital expenditures, partially offset by $64.7 million from net sales of short-term investments. For the same period in 2013, net cash used in investing activities primarily consisted of $44.8 million of net purchases of short-term investments and $31.5 million for capital expenditures.
Net cash provided by financing activities was $16.6 million for the six months ended June 30, 2014, compared to $2.7 million for the comparable period in 2013. For the 2014 period, net cash provided by financing activities primarily consisted of proceeds from a related party note payable of $16.1 million and net proceeds from stock plan activity of $16.1 million, partially offset by dividend payments of $19.6 million. For the same period in 2013, net cash provided by financing activities primarily consisted of net proceeds from stock plan activity of $9.0 million and an $8.0 million capital contribution from our joint venture partner, partially offset by dividend payments of $15.1 million.
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At June 30, 2014, no balance was outstanding under this line of credit. During the second quarter, we did not meet the tangible net worth requirement of this line of credit as a result of our acquisition of prAna. We received a waiver for the tangible net worth covenant and we are in the process of amending the credit agreement such that we expect to be in compliance with all covenants in future quarters. At June 30, 2014, we were in compliance with all other associated covenants. Internationally, our subsidiaries have operating lines in place guaranteed by the parent company with a combined limit of approximately $103.2 million at June 30, 2014, of which $3.1 million is designated as a European customs guarantee. At June 30, 2014, no balance was outstanding under these subsidiary lines of credit.
We expect to fund our future capital expenditures with existing cash, operating cash flows and credit facilities. If the need arises, we may seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition, and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.
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
Changes in Internal Control over Financial Reporting
We are implementing an ERP system and complementary systems that support our operations and financial reporting, which significantly affect our business and financial transaction and reporting processes. This implementation is occurring in phases globally over several years, with implementation to date at our Canadian operations in April 2012 and our United States operations in April 2014. Each implementation phase of our worldwide ERP system and complementary systems involves changes to the processes that constitute our internal control over financial reporting. We are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.
There were no other changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
In May 2013, we disclosed to the U.S. Environmental Protection Agency ("EPA") that an internal compliance audit identified several inadvertent violations of the labeling requirements of the Federal Insecticide, Fungicide and Rodenticide Act. In July 2014, we agreed to pay a fine of $100,800 related to these labeling violations.
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
Implementation of this new information technology infrastructure has a pervasive impact on our business processes and information systems across a significant portion of our operations. As a result, we are undergoing significant changes in our operational processes and internal controls as our implementation progresses, which in turn require significant change management, including training of our personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
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
Our legacy product development, retail point-of-sale and other systems, on which we continue to manage a substantial portion of our business activities, are highly customized. As a result, the availability of internal and external resources with the expertise to maintain these systems is limited. Our legacy systems may not support desired functionality for our operations and may inhibit our ability to operate efficiently, which could have an adverse effect on our financial condition, results of operations or cash flows. As we transition from our legacy ERP systems to new ERP systems and supporting systems and third-party systems that interface with our new ERP systems, certain functionality and information from our legacy systems may not be fully compatible with the new systems. As a result, temporary processes may be required, including manual operations, which could significantly increase the risk of human errors in information used by the business and/or result in business disruptions, which could have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
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
In some cases, we may produce quantities of product that exceed actual demand, which could result in higher inventory levels that we need to liquidate at discounted prices. During periods of unseasonable weather conditions or weak economic conditions we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of some customers’ operations. We may not be able to sell all of the products we have ordered from independent factories or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through our owned outlet stores or third-party liquidation channels, which could have a material adverse effect on our brand image, financial condition, results of operations or cash flows.
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
Acquisitions are Subject to Many Risks
From time to time, we may pursue growth through strategic acquisitions of assets or companies. Acquisitions, including our acquisition of prAna, are subject to many risks, including potential loss of significant customers or key personnel of the acquired business as a result of the change in ownership; difficulty integrating the operations of the acquired business or achieving targeted efficiencies; the incurrence of substantial costs and expenses related to the acquisition effort and diversion of management's attention from other aspects of our business operations.
Acquisitions may also cause us to incur debt or result in dilutive issuances of our equity securities. Our acquisitions may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges in the future. We also make various estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions used to value these assets and liabilities are not accurate, we may be exposed to losses that could be material.
We do not provide any assurance that we will be able to successfully integrate the operations of any acquired businesses into our operations or achieve the expected benefits of any acquisitions. The failure to successfully integrate newly acquired businesses or achieve the expected benefits of strategic acquisitions in the future could have an adverse effect on our business, capital resources, cash flows, results of operations and financial position. We may not complete a potential acquisition for a variety of reasons, but we may nonetheless incur material costs in the preliminary stages of such an acquisition that we cannot recover.
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

Our International Operations Involve Many Risks
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, foreign government fiscal and political crises, changes in consumer preferences, foreign currency fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials, and our cost of doing business. For example, our distributor in Russia is a significant customer, with sales and distribution in both Russia and Ukraine. To the extent that the political uncertainty with respect to Ukraine results in significant business disruptions, including potential effects from current or future economic sanctions or other actions by the United States or other governments, we could experience significant order reductions or cancellations, payment restrictions or other disruptions in our business. Also, ongoing political and economic uncertainty in two South American distributor markets have resulted in currency and import restrictions, limiting our ability to sell products in this region. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.
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
We Face Risks Associated with Consumer Preferences and Fashion Trends
Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, changes in fashion trends may have a greater impact than in the past as we expand our offerings to include more product categories in more geographic areas, particularly with the Sorel and prAna brands, product lines generally more sensitive to fashion trends. We also face risks because our business requires us and our customers to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk by soliciting advance order commitments by retailers, we must generally place a significant portion of our seasonal production orders with our independent factories before we have received all of a season’s advance orders from customers, and orders may be cancelled by customers before shipment. If we or our customers fail to anticipate and respond to consumer preferences, we may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Success Depends on Our Distribution Facilities
Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and services, such as the transition of value-added services functions from independent factories to our distribution centers, and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon, Robards, Kentucky and a leased facility in Carlsbad, California; in Canada, we rely primarily on our distribution facility in London, Ontario; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, we rely primarily on a third-party logistics distribution provider in Tokyo; in Korea, we rely primarily on two leased distribution facilities near Seoul that we manage and operate; and in China, we rely primarily on four third-party managed distribution centers, two of which are operated by our joint venture partner.
Our primary distribution facilities in the United States, France and Canada are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations. For example, in addition to supporting our traditional wholesale business, our existing distribution facilities have been modified to enable them to also support our e-commerce business in the United States. Failure to successfully maintain and update these modifications could disrupt our wholesale and e-commerce shipments and may have a material adverse effect on our financial condition, results of operations or cash flows.
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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors has authorized the repurchase of $500,000,000 of our common stock. As of June 30, 2014, we had repurchased 9,593,278 shares under this program at an aggregate purchase price of approximately $441,443,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.
We did not repurchase any equity securities during the three months ended June 30, 2014.
Item 6 – EXHIBITS

(a)	Exhibits

10.1
Share purchase agreement, dated April 28, 2014, by and among Columbia Sportswear Company, prAna Living, LLC, the Shareholders of prAna Living, LLC and Steelpoint Capital Advisors, LLC, as the shareholder representative

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

COLUMBIA SPORTSWEAR COMPANY
Date: August 7, 2014	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)