Form 10-Q
period 2014-09-30
COLUMBIA SPORTSWEAR CO
filed 2014-11-07
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on October 24, 2014 was 69,686,802.

COLUMBIA SPORTSWEAR COMPANY
SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION
Item 1 – FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2014	December 31, 2013	September 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$185,247	$437,489	$274,160
Short-term investments	537	91,755	29,049
Accounts receivable, net of allowance of $7,778, $8,282 and $8,731, respectively	458,844	306,878	378,032
Inventories, net (Note 5)	494,795	329,228	410,111
Deferred income taxes	50,710	52,041	50,342
Prepaid expenses and other current assets	42,916	33,081	38,514
Total current assets	1,233,049	1,250,472	1,180,208
Property, plant and equipment, at cost, net of accumulated depreciation of $346,929, $326,380 and $322,161, respectively	289,480	279,373	280,682
Intangible assets, net (Notes 3, 6)	146,184	36,288	36,620
Goodwill (Notes 3, 6)	68,594	14,438	14,438
Other non-current assets	24,570	25,017	22,354
Total assets	$1,761,877	$1,605,588	$1,534,302
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$2,185	$—	$—
Accounts payable	218,804	173,557	141,755
Accrued liabilities (Note 7)	140,660	120,397	119,654
Income taxes payable	18,922	7,251	9,257
Deferred income taxes	39	49	67
Total current liabilities	380,610	301,254	270,733
Note payable to related party (Note 15)	15,897	—	—
Income taxes payable	5,196	13,984	14,355
Deferred income taxes	218	7,959	1,849
Other long-term liabilities	33,421	29,527	27,643
Total liabilities	435,342	352,724	314,580
Commitments and contingencies (Note 13)
Columbia Sportswear Company Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 70,047, 69,190 and 68,956 issued and outstanding, respectively (Note 10)	79,029	52,325	44,371
Retained earnings	1,209,934	1,157,733	1,129,636
Accumulated other comprehensive income (Note 9)	27,096	35,360	37,905
Total Columbia Sportswear Company shareholders’ equity	1,316,059	1,245,418	1,211,912
Non-controlling interest (Note 4)	10,476	7,446	7,810
Total equity	1,326,535	1,252,864	1,219,722
Total liabilities and equity	$1,761,877	$1,605,588	$1,534,302
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$675,296	$523,084	$1,423,626	$1,151,886
Cost of sales	368,515	290,735	775,734	645,949
Gross profit	306,781	232,349	647,892	505,937
Selling, general and administrative expenses	210,659	162,951	536,214	437,789
Net licensing income	2,160	7,501	5,066	11,482
Income from operations	98,282	76,899	116,744	79,630
Interest income, net	238	56	861	403
Interest expense on note payable to related party	(282)	—	(769)	—
Other non-operating income (expense)	666	417	161	(686)
Income before income tax	98,904	77,372	116,997	79,347
Income tax expense	(30,972)	(22,822)	(32,127)	(22,025)
Net income	67,932	54,550	84,870	57,322
Net income (loss) attributable to non-controlling interest	2,288	(36)	3,300	(289)
Net income attributable to Columbia Sportswear Company	$65,644	$54,586	$81,570	$57,611
Earnings per share attributable to Columbia Sportswear Company (Note 10):
Basic	$0.94	$0.79	$1.17	$0.84
Diluted	0.93	0.79	1.15	0.83
Cash dividends per share	$0.14	$0.11	$0.42	$0.33
Weighted average shares outstanding (Note 10):
Basic	70,093	68,904	69,811	68,650
Diluted	70,818	69,506	70,693	69,280
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$67,932	$54,550	$84,870	$57,322
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities (net of tax expense of $1, $0, $2 and $4, respectively)	—	(9)	4	7
Unrealized gains (losses) on derivative transactions (net of tax benefit (expense) of ($924), $1,372, ($183), and $223, respectively)	5,098	(3,204)	4,289	(1,606)
Foreign currency translation adjustments (net of tax benefit (expense) of $590, ($308), $613 and ($210), respectively)	(15,883)	11,114	(12,827)	(7,060)
Other comprehensive income (loss)	(10,785)	7,901	(8,534)	(8,659)
Comprehensive income	57,147	62,451	76,336	48,663
Comprehensive income (loss) attributable to non-controlling interest	2,482	(15)	3,030	(190)
Comprehensive income attributable to Columbia Sportswear Company	$54,665	$62,466	$73,306	$48,853
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$84,870	$57,322
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38,625	30,337
Loss on disposal or impairment of property, plant, and equipment	350	370
Deferred income taxes	82	2,173
Stock-based compensation	8,136	6,532
Excess tax benefit from employee stock plans	(4,029)	(1,083)
Changes in operating assets and liabilities:
Accounts receivable	(139,578)	(43,712)
Inventories	(163,874)	(46,795)
Prepaid expenses and other current assets	(7,990)	114
Other assets	303	330
Accounts payable	44,775	(1,521)
Accrued liabilities	23,957	11,654
Income taxes payable	1,846	7,530
Other liabilities	3,998	472
Net cash provided by (used in) operating activities	(108,529)	23,723
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(188,467)	—
Purchases of short-term investments	(21,471)	(61,286)
Sales of short-term investments	112,895	77,166
Capital expenditures	(42,843)	(49,157)
Proceeds from sale of property, plant, and equipment	58	49
Net cash used in investing activities	(139,828)	(33,228)
Cash flows from financing activities:
Proceeds from credit facilities	15,287	36,896
Repayments on credit facilities	(12,999)	(37,052)
Proceeds from issuance of common stock under employee stock plans	19,293	14,199
Tax payments related to restricted stock unit issuances	(2,969)	(2,144)
Excess tax benefit from employee stock plans	4,029	1,083
Repurchase of common stock	(7)	—
Proceeds from note payable to related party	16,072	—
Capital contribution from non-controlling interest	—	8,000
Cash dividends paid	(29,369)	(22,665)
Net cash provided by (used in) financing activities	9,337	(1,683)
Net effect of exchange rate changes on cash	(13,222)	(5,433)
Net decrease in cash and cash equivalents	(252,242)	(16,621)
Cash and cash equivalents, beginning of period	437,489	290,781
Cash and cash equivalents, end of period	$185,247	$274,160
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$28,040	$7,867
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$5,796	$1,259
Repurchase of common stock not yet paid	1,950	—
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of September 30, 2014 and 2013, the results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. The December 31, 2013 financial information was derived from the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the full year.
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
On September 26, 2014, the Company completed a two-for-one stock split paid in the form of a 100% stock dividend. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.
Principles of consolidation:
The condensed consolidated financial statements include the accounts of Columbia Sportswear Company, its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Estimates and assumptions:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. Some of these more significant estimates relate to revenue recognition, including sales returns and miscellaneous claims from customers, allowance for doubtful accounts, excess, slow-moving and closeout inventories, product warranty, long-lived and intangible assets, goodwill, income taxes and stock-based compensation.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This accounting standard is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this accounting standard will have on the Company's financial position, results of operations or cash flows.
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
PrAna contributed net sales of $33,655,000 and net loss, including amortization of acquired assets, of $443,000 to the Company from May 31, 2014 to September 30, 2014. In addition, the Company incurred transaction costs of $3,382,000 during the nine months ended September 30, 2014. These acquisition and integration costs are included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2014.
Purchase price allocation
Acquired assets and liabilities were recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of identifiable net assets resulted in the recognition of goodwill of $54,156,000, all of which was assigned to the United States segment, and is attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. The goodwill is expected to be deductible for tax purposes.
The following table summarizes the preliminary estimated fair value of the net assets acquired and liabilities assumed and measurement period adjustments since May 30, 2014, the acquisition date (in thousands):

	Initial valuation at May 30, 2014	Measurement period adjustments	Adjusted preliminary valuation at September 30, 2014
Cash	$4,946	$—	$4,946
Accounts receivable	10,021	—	10,021
Inventories	9,641	—	9,641
Other current assets	2,229	302	2,531
Property, plant and equipment	5,192	—	5,192
Acquired intangible assets	114,500	—	114,500
Other non-current assets	258	—	258
Total assets acquired	146,787	302	147,089

Accounts payable	2,803	—	2,803
Other current liabilities	5,390	(361)	5,029
Total liabilities assumed	8,193	(361)	7,832

Net identifiable assets acquired	138,594	663	139,257
Goodwill	54,819	(663)	54,156
Net assets acquired	$193,413	$—	$193,413
The allocation of the purchase price is preliminary and is based upon valuation information available and estimates and assumptions made at September 30, 2014. The Company is still in the process of verifying data and finalizing information related

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

to the valuation and recording of property, plant and equipment, identified intangible assets, accrued liabilities and the resulting effects on the amount of recognized goodwill.
The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of May 30, 2014, the acquisition date (in thousands, except for estimated useful lives, in years):

	Estimated fair value	Estimated useful life, in years
Trade name	$88,000	Indefinite
Customer relationships	23,000	3-10 years
Order backlog	3,500	Less than 1 year
Total	$114,500
At the time of acquisition, the value of acquired inventory was increased by $1,600,000 based on its estimated fair value. This valuation adjustment was charged to cost of sales in the second and third quarters of 2014.
Summary of Unaudited Pro forma Information
The following table reflects the unaudited pro forma consolidated results of operations for the periods presented, as though the acquisition of prAna had occurred on January 1, 2013 (in thousands):

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$675,296	$546,676	$1,467,059	$1,218,100
Net income attributable to Columbia Sportswear Company	67,492	56,175	89,146	58,765
Earnings per share attributable to Columbia Sportswear Company:
Basic	$0.96	$0.82	$1.28	$0.86
Diluted	0.95	0.81	1.26	0.85
The unaudited pro forma financial information is presented for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The unaudited pro forma consolidated net income includes differences in the amount and timing of amortization of acquired intangible assets and the fair value adjustment for acquired inventory. As a result, under the assumed pro forma acquisition date of January 1, 2013, net income for the nine months ended September 30, 2014 and 2013 includes pre-tax purchase accounting amortization of $2,863,000 and $7,963,000, respectively. The pro forma net income attributable to the Company excludes nonrecurring transaction costs of $3,382,000. The pro forma results also do not include, among other items, the effects of anticipated synergies from combining the two companies or differences in the combined Company's operating cost structure.
NOTE 4—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources, Limited ("Swire") to support the development and operation of the Company's business in China. The joint venture was in a formation and start-up phase during 2013 and began operations on January 1, 2014. The accounts of the joint venture are included in the Condensed Consolidated Balance Sheets as of September 30, 2014 and 2013, and December 31, 2013. Swire's share of net income (loss) from the joint venture is included in Net income (loss) attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013. The non-controlling equity interest in this entity is included in total equity as Non-controlling interest on the Condensed Consolidated Balance Sheets as of September 30, 2014 and 2013, and December 31, 2013.
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the nine months ended September 30, 2014 (in thousands, except per share amounts):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2013	$1,245,418	$7,446	$1,252,864
Net income	81,570	3,300	84,870
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities	4	—	4
Derivative holding losses	4,289	—	4,289
Foreign currency translation adjustments	(12,557)	(270)	(12,827)
Cash dividends ($0.42 per share)	(29,369)	—	(29,369)
Issuance of common stock under employee stock plans, net	16,324	—	16,324
Tax adjustment from stock plans	4,201	—	4,201
Stock-based compensation expense	8,136	—	8,136
Repurchase of common stock	(1,957)	—	(1,957)
Balance at September 30, 2014	$1,316,059	$10,476	$1,326,535
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the nine months ended September 30, 2013 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2012	$1,166,167	$—	$1,166,167
Net income (loss)	57,611	(289)	57,322
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities	7	—	7
Derivative holding gains	(1,606)	—	(1,606)
Foreign currency translation adjustments	(7,159)	99	(7,060)
Cash dividends ($0.33 per share)	(22,665)	—	(22,665)
Issuance of common stock under employee stock plans, net	12,055	—	12,055
Capital contribution from non-controlling interest	—	8,000	8,000
Tax adjustment from stock plans	970	—	970
Stock-based compensation expense	6,532	—	6,532
Balance at September 30, 2013	$1,211,912	$7,810	$1,219,722

NOTE 5—INVENTORIES, NET
Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventory for excess, closeout and slow moving items and makes provisions as necessary to properly reflect inventory value.
Inventories, net, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Raw materials	$1,366	$1,130	$941
Work in process	549	1,203	1,271
Finished goods	492,880	326,895	407,899
	$494,795	$329,228	$410,111

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 6—INTANGIBLE ASSETS, NET AND GOODWILL
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
Intangible assets
The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	—	—
Order backlog	3,500	—	—
Gross carrying amount	40,698	14,198	14,198
Accumulated amortization:
Patents and purchased technology	(6,329)	(5,331)	(4,999)
Customer relationships	(1,272)	—	—
Order backlog	(2,334)	—	—
Total accumulated amortization	(9,935)	(5,331)	(4,999)
Net carrying amount	30,763	8,867	9,199
Intangible assets not subject to amortization	115,421	27,421	27,421
Intangible assets, net	$146,184	$36,288	$36,620
Amortization expense for intangible assets subject to amortization was $3,037,000 and $332,000 for the three months ended September 30, 2014 and 2013, respectively, and was $4,604,000 and $998,000 for the nine months ended September 30, 2014 and 2013, respectively. Annual amortization expense is estimated to be $7,056,000 in 2014, $5,147,000 in 2015 and 2016, $3,883,000 in 2017 and $2,980,000 in 2018.
Goodwill
Goodwill was $68,594,000 at September 30, 2014, and $14,438,000 at December 31, 2013 and September 30, 2013. During the nine months ended September 30, 2014, goodwill increased $54,156,000, net of a remeasurement period adjustment of $663,000, related to the prAna acquisition (see Note 3).
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
A reconciliation of product warranties is as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$10,680	$9,665	$10,768	$10,209
Provision for warranty claims	1,088	1,154	3,242	3,938
Warranty claims	(542)	(806)	(2,807)	(3,976)
Other	(244)	126	(221)	(32)
Balance at end of period	$10,982	$10,139	$10,982	$10,139
NOTE 8—STOCK-BASED COMPENSATION
The Company’s Stock Incentive Plan (the “Plan”) allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based or cash-based awards. The majority of all stock options and restricted stock unit grants outstanding under the Plan were granted in the first quarter of each fiscal year.
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$909	$873	$2,652	$2,583
Restricted stock units	2,019	1,377	5,484	3,949
Total	$2,928	$2,250	$8,136	$6,532
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
The following table presents the weighted average assumptions for stock options granted in the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected option term	4.41 years	4.49 years	4.70 years	4.71 years
Expected stock price volatility	27.24%	26.87%	27.65%	30.63%
Risk-free interest rate	1.32%	1.01%	1.22%	0.70%
Expected annual dividend yield	1.49%	1.38%	1.34%	1.62%
Weighted average grant date fair value	$7.84	$6.52	$8.72	$6.17
During the nine months ended September 30, 2014 and 2013, the Company granted a total of 493,630 and 684,716 stock options, respectively. At September 30, 2014, unrecognized costs related to outstanding stock options totaled approximately $6,553,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at September 30, 2014 are expected to be recognized over a weighted average period of 2.35 years.
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
 The following table presents the weighted average assumptions for restricted stock units granted in the periods:

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Vesting period	4.01 years	4.01 years	3.83 years	3.93 years
Expected annual dividend yield	1.49%	1.38%	1.33%	1.59%
Estimated average grant date fair value per restricted stock unit	$35.47	$30.14	$39.02	$25.99
During the nine months ended September 30, 2014 and 2013, the Company granted 268,499 and 295,180 restricted stock units, respectively. At September 30, 2014, unrecognized costs related to outstanding restricted stock units totaled approximately $14,714,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at September 30, 2014 are expected to be recognized over a weighted average period of 2.35 years.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the three months ended September 30, 2014 (in thousands):

	Unrealized losses on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at June 30, 2014	$(2)	$435	$37,642	$38,075
Other comprehensive income (loss) before reclassifications	—	5,404	(16,077)	(10,673)
Amounts reclassified from other comprehensive income	—	(306)	—	(306)
Net other comprehensive income (loss) during the period	—	5,098	(16,077)	(10,979)
Balance at September 30, 2014	$(2)	$5,533	$21,565	$27,096
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
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the nine months ended September 30, 2014 (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2013	$(6)	$1,244	$34,122	$35,360
Other comprehensive income (loss) before reclassifications	4	5,474	(12,557)	(7,079)
Amounts reclassified from other comprehensive income	—	(1,185)	—	(1,185)
Net other comprehensive income (loss) during the period	4	4,289	(12,557)	(8,264)
Balance at September 30, 2014	$(2)	$5,533	$21,565	$27,096
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
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,093	68,904	69,811	68,650
Effect of dilutive stock options and restricted stock units	725	602	882	630
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,818	69,506	70,693	69,280
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$0.94	$0.79	$1.17	$0.84
Diluted	0.93	0.79	1.15	0.83

Stock options and service-based restricted stock units representing 467,288 and 787,986 shares of common stock for the three months ended September 30, 2014 and 2013, respectively, and 380,716 and 1,172,440 shares of common stock for the nine months ended September 30, 2014 and 2013, respectively, were outstanding but were excluded from the computation of diluted

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 140,596 and 21,120 shares of common stock for the three months ended September 30, 2014 and 2013, respectively, and 107,347 and 21,120 shares of common stock for the nine months ended September 30, 2014 and 2013, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.
Since the inception of the Company’s stock repurchase plan in 2004 through September 30, 2014, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of September 30, 2014, the Company had repurchased 19,241,156 shares under this program at an aggregate purchase price of approximately $443,400,000. During the nine months ended September 30, 2014, the Company repurchased 54,600 shares of the Company's common stock at an aggregate purchase price of $1,957,000, including $1,950,000 not yet settled. During the nine months ended September 30, 2013, the Company did not repurchase any shares of the Company's common stock.
NOTE 11—SEGMENT INFORMATION
The Company operates in four geographic segments: (1) United States, (2) Latin America and Asia Pacific ("LAAP"), (3) Europe, Middle East and Africa (“EMEA”) and (4) Canada, which are reflective of the Company’s internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of outdoor and active lifestyle apparel, footwear, accessories and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information systems, finance and legal, executive compensation, unallocated benefit program expense and other miscellaneous costs.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The geographic distribution of the Company’s net sales and income from operations are summarized in the following table (in thousands) for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales to unrelated entities:
United States	$406,172	$323,120	$793,729	$663,407
LAAP	123,538	71,968	336,451	236,297
EMEA	78,846	78,102	190,935	172,056
Canada	66,740	49,894	102,511	80,126
	$675,296	$523,084	$1,423,626	$1,151,886
Segment income from operations:
United States	$100,771	$73,571	$147,307	$104,533
LAAP	19,259	11,975	45,746	33,889
EMEA	8,406	10,215	10,677	3,084
Canada	14,200	9,919	13,815	9,372
Total segment income from operations	142,636	105,680	217,545	150,878
Unallocated corporate expenses	(44,354)	(28,781)	(100,801)	(71,248)
Interest income, net	238	56	861	403
Interest expense on note payable to related party	(282)	—	(769)	—
Other non-operating income (expense)	666	417	161	(686)
Income before income taxes	$98,904	$77,372	$116,997	$79,347
NOTE 12—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
In the normal course of business, the Company’s financial position and results of operations are routinely subject to a variety of risks. These risks include risks associated with financial markets, primarily currency exchange rate risk, and, to a lesser extent, interest rate risk and equity market risk. The Company regularly assesses these risks and has established policies and business practices designed to mitigate them. The Company does not engage in speculative trading in any financial market.
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. Subsidiaries that use U.S. dollars as their functional currency are primarily exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points is excluded from the determination of hedge effectiveness and included in current cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2014 and 2013.

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
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	September 30, 2014	December 31, 2013	September 30, 2013
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$103,000	$99,000	$84,500
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	62,837	109,000	65,900
At September 30, 2014, approximately $5,202,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.
At September 30, 2014, the Company’s derivative contracts had a remaining maturity of less than two years. All the counterparties to these transactions had both long-term and short-term investment grade credit ratings and as a result, the Company does not require collateral to facilitate transactions. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $3,000,000 at September 30, 2014. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	September 30, 2014	December 31, 2013	September 30, 2013
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$5,986	$1,936	$1,526
Currency forward contracts	Other non-current assets	—	24	—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	—	872	573
Currency forward contracts	Other long-term liabilities	—	95	—
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	2,708	2,956	403
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	—	280	26

The following table presents the statement of operations effect and classification of derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income or loss	—	$5,404	$(951)	$5,474	$1,929
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	556	3,217	2,055	4,843
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	(13)	—	(13)	—
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(120)	8	(328)	(37)
Derivative instruments not designated as cash flow hedges:
Gain recognized in income	Other non-operating income (expense)	5,368	137	3,397	6,149
NOTE 13—COMMITMENTS AND CONTINGENCIES
Operating Leases
Future minimum operating lease payments for the remaining terms of the leases, including rent escalation clauses, were $341,668,000 and $275,687,000 at September 30, 2014 and December 31, 2013, respectively. In addition, the Company is obligated for percentage rent, real estate taxes, insurance, common area maintenance and other periodic costs under the lease agreements.
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories and equipment. At September 30, 2014, inventory purchase obligations were $312,599,000.
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
Assets and liabilities measured at fair value on a recurring basis at September 30, 2014 are as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$79,266	$—	$—	$79,266
Time deposits	25,167	—	—	25,167
Short-term investments
Mutual fund shares	537	—	—	537
Other current assets
Derivative financial instruments (Note 12)	—	8,694	—	8,694
Other non-current assets
Mutual fund shares	5,247	—	—	5,247
Total assets measured at fair value	$110,217	$8,694	$—	$118,911
Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$175,624	$—	$—	$175,624
Time deposits	25,111	9,526	—	34,637
Certificates of deposit	—	735	—	735
Reverse repurchase agreements	—	45,000	—	45,000
U.S. Government-backed municipal bonds	—	9,898	—	9,898
Available-for-sale short-term investments (1)
Short-term municipal bond fund	15,004	—	—	15,004
Certificates of deposit	—	9,546	—	9,546
Variable-rate demand notes	—	52,105	—	52,105
U.S. Government-backed municipal bonds	—	14,764	—	14,764
Other short-term investments
Mutual fund shares	336	—	—	336
Other current assets
Derivative financial instruments (Note 12)	—	4,892	—	4,892
Non-current assets
Derivative financial instruments (Note 12)	—	24	—	24
Mutual fund shares	4,855	—	—	4,855
Total assets measured at fair value	$220,930	$146,490	$—	$367,420
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 12)	$—	$1,152	$—	$1,152
Other long-term liabilities
Derivative financial instruments (Note 12)	—	95	—	95
Total liabilities measured at fair value	$—	$1,247	$—	$1,247

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$153,382	$—	$—	$153,382
Time deposits	25,092	—	—	25,092
U.S. Government-backed repurchase agreements	—	25,000	—	25,000
U.S. Government-backed municipal bonds	—	3,218	—	3,218
Available-for-sale short-term investments (1)
Certificates of deposit	—	1,470	—	1,470
Variable-rate demand notes	—	27,320	—	27,320
Other short-term investments
Mutual funds shares	259	—	—	259
Other current assets
Derivative financial instruments (Note 12)	—	1,929	—	1,929
Other non-current assets
Mutual fund shares	4,560	—	—	4,560
Total assets measured at fair value	$183,293	$58,937	$—	$242,230
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 12)	$—	$599	$—	$599
Total liabilities measured at fair value	$—	$599	$—	$599

(1)	Investments have remaining maturities greater than three months but less than two years and are available for use in current operations.

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
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2014 or 2013.
NOTE 15—RELATED PARTY TRANSACTIONS
On January 1, 2014, the Company commenced operations of a majority-owned joint venture in mainland China. Upon commencement, the joint venture entered into Transition Services Agreements ("TSAs") with Swire, the non-controlling shareholder in the joint venture, under which Swire renders administrative and information technology services and operates certain retail stores on behalf of the joint venture. The joint venture incurred service fees, valued under the TSAs at Swire's cost, of $2,194,000 and $7,075,000 during the three and nine months ended September 30, 2014, respectively. These fees are included in Selling, general and administrative expenses on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014. In addition, the joint venture pays Swire sourcing fees related to the purchase of certain inventory.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

These sourcing fees are capitalized into Inventories and charged to Cost of sales as the inventories are sold. For the three and nine months ended September 30, 2014, the joint venture incurred sourcing fees of $81,000 and $374,000, respectively.
During the three months ended March 31, 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as Note payable to related party on the Condensed Consolidated Balance Sheet as of September 30, 2014. The note with Swire, in the principal amount of 97,600,000 RMB (US$15,897,000), matures on December 31, 2018 and bears interest at a fixed annual rate of 7%. Interest expense related to this note was $282,000 and $769,000 for the three and nine months ended September 30, 2014, respectively.
As of September 30, 2014, payables to Swire for service fees and interest expense totaled $4,062,000 and were included in Accounts payable on the Condensed Consolidated Balance Sheets.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's normal third-party distributor terms and pricing.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, including from the operations of our China joint venture and prAna subsidiary, profitability and the effect of specified factors on profitability for 2014, expenses, input costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, investments in and implementation of our information technology systems, our direct-to-consumer channels and other capital expenditures, reclassification of deferred net gains, access to raw materials and factory capacity, financing and working capital requirements and resources, tax rates and pre-tax income, the effect of any legal proceedings in which we may be involved, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
Our Business
As one of the largest outdoor and active lifestyle apparel and footwear companies in the world, we design, source, market and distribute active outdoor and lifestyle apparel, footwear, accessories and equipment under the Columbia, Mountain Hardwear, Sorel, prAna and Montrail brands. Our products are sold through a mix of wholesale distribution channels, independent distributors, and our own direct-to-consumer channels. In addition, we license some of our trademarks across a range of apparel, footwear, accessories and equipment.
The popularity of outdoor activities, active lifestyles, weather, changing design trends, consumer adoption of innovative performance technologies and the availability and desirability of competitor alternatives affect consumer desire for our products. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences by adjusting the mix and price points of available product offerings, developing new products with innovative performance features and designs, and creating persuasive and memorable marketing communications to generate consumer awareness, demand and retention. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.
Business Developments
On January 1, 2014 we commenced operations of a majority-owned joint venture in mainland China with Swire Resources Limited ("Swire"). As a 60% majority-owned entity, the joint venture's operations are included in our consolidated financial results.
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
Business Outlook
Our business is affected by the general seasonal trends common to the industry and is heavily dependent upon seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. The expansion of our direct-to-consumer operations has increased the proportion of sales, profits and cash flows that we generate in the fourth calendar quarter. As a result, our sales and profits tend to be highest in the third and fourth calendar quarters. In 2013, approximately 63 percent of our net sales and nearly all of our profitability were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
We generally solicit orders from wholesale customers and independent distributors for the fall and spring seasons based on seasonal ordering deadlines that we establish to aid our efforts to plan manufacturing volumes to meet demand. We typically ship the majority of our advance fall season orders to customers beginning in July and continuing through December. Similarly, the majority of our advance spring season orders ship to customers beginning in January and continuing through June. Generally, orders are subject to cancellation prior to the date of shipment.
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility of global economic and geopolitical conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, the relative popularity of competitors' brands, and the continued popularity of outdoor and active lifestyles in key markets. Volatile economic and geopolitical environments in key markets, seasonal weather patterns and inflationary or volatile input costs reduce the predictability of our business.
We expect 2014 profitability to be affected by the following major factors:

•	Incremental sales, operating costs and profits from our new China joint venture;

•
Financial effects from our acquisition of prAna on May 30, 2014, including transaction costs and incorporation of prAna operating results and purchase accounting amortization into our financial results;

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

•	Macroeconomic trends affecting consumer traffic and spending in brick and mortar retail channels;

•	The rate of new store expansion and performance of our existing stores and e-commerce sites in our global direct-to-consumer operations;

•	Changes in mix and volume of full price sales in relation to closeout product sales and promotional sales activity;

•	Production capacity constraints and associated risks, including timely delivery, quality and non-compliance;

•	Costs and business interruption risks related to our supply chain and information technology infrastructure investments and projects, including our multi-year global ERP system implementation;

•	Our ability to effectively manage operating costs;

•	Continued political and economic uncertainty, which is creating headwinds in key global markets; and

•	Fluctuating currency exchange rates.
These factors and others may have a material effect on our financial condition, results of operations or cash flows, particularly with respect to quarterly comparisons.
We remain focused on driving sustainable, profitable sales growth by providing innovative products at accessible prices, transforming our global supply chain and information technology platforms, managing inventory, and nurturing stronger emotional connections with consumers through compelling marketing communications.
Results of Operations

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes that appear elsewhere in this quarterly report. All references to quarters relate to the quarter ended September 30th of the particular year.
Highlights of the Third Quarter of 2014

•
Net sales for the third quarter of 2014 increased $152.2 million, or 29%, to $675.3 million from $523.1 million for the third quarter of 2013. Changes in foreign currency exchange rates compared with the third quarter of 2013 negatively affected the consolidated net sales comparison by less than one percentage point.

•
Net income attributable to Columbia Sportswear Company for the third quarter of 2014 increased 20% to $65.6 million, or $0.93 per diluted share, compared to net income of $54.6 million, or $0.79 per diluted share, for the third quarter of 2013.

•	We paid a quarterly cash dividend of $0.14 per share, or $9.8 million, in the third quarter of 2014.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.6	55.6	54.5	56.1
Gross profit	45.4	44.4	45.5	43.9
Selling, general and administrative expenses	31.2	31.2	37.7	38.0
Net licensing income	0.4	1.5	0.4	1.0
Income from operations	14.6	14.7	8.2	6.9
Interest income, net	—	—	0.1	—
Interest expense on note payable to related party	—	—	(0.1)	—
Other non-operating income (expense)	—	0.1	—	—
Income before income tax	14.6	14.8	8.2	6.9
Income tax expense	(4.6)	(4.4)	(2.3)	(1.9)
Net income	10.0	10.4	5.9	5.0
Net income (loss) attributable to non-controlling interest	0.3	—	0.2	—
Net income attributable to Columbia Sportswear Company	9.7%	10.4%	5.7%	5.0%
Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013
Net Sales: Consolidated net sales increased $152.2 million, or 29%, to $675.3 million for the third quarter of 2014 from $523.1 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the third quarter of 2013 negatively affected the consolidated net sales comparison by less than one percentage point.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended September 30,
	2014	2013	% Change
	(In millions, except for percentage changes)
United States	$406.3	$323.1	26%
LAAP	123.5	72.0	72%
EMEA	78.8	78.1	1%
Canada	66.7	49.9	34%
	$675.3	$523.1	29%
Net sales in the United States increased $83.2 million, or 26%, to $406.3 million for the third quarter of 2014 from $323.1 million for the comparable period in 2013. The increase in net sales in the United States was led by a net sales increase in apparel, accessories and equipment, followed by footwear. The United States net sales increase consisted of an increase in net sales in our wholesale business, $28.2 million of incremental prAna brand net sales, and an increase in net sales in our direct-to-consumer business. The net sales increase in our wholesale business was primarily due to shipments of increased fall 2014 advance orders. The net sales increase in our direct-to-consumer business was primarily concentrated in the Columbia brand, and was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At September 30, 2014, we operated 84 retail stores, including 5 prAna branded stores, compared with 68 at September 30, 2013.
Net sales in the LAAP region increased $51.5 million, or 72%, to $123.5 million for the third quarter of 2014 from $72.0 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the third quarter of 2013 contributed one percentage point of benefit to the LAAP net sales comparison. The LAAP net sales increase primarily consisted of $50.7 million of incremental net sales by our new joint venture in China. The net sales increase in the LAAP region was concentrated in the Columbia brand and was led by apparel, accessories and equipment, followed by footwear.
Net sales in the EMEA region increased $0.7 million, or 1%, to $78.8 million for the third quarter of 2014 from $78.1 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the third quarter of 2013 contributed one percentage point of benefit to the EMEA net sales comparison. The net sales increase in the EMEA region was concentrated in the Columbia brand and consisted of a net sales increase in our EMEA direct business, partially offset by a net sales decrease in our EMEA distributor business. The increase in net sales in our EMEA direct business was concentrated in the Columbia brand and reflected shipments of increased fall 2014 advance orders for the brand in those markets. The EMEA distributor net sales decrease was primarily due to a shift in the timing of shipments as a higher percentage of increased fall 2014 advance orders shipped in the second quarter of 2014, while a higher percentage of fall 2013 advance orders shipped in the third quarter of 2013.
Net sales in Canada increased $16.8 million, or 34%, to $66.7 million for the third quarter of 2014 from $49.9 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the third quarter of 2013 negatively affected the net sales comparison by approximately six percentage points. The increase in net sales in Canada was led by the Columbia brand, followed by the Sorel brand, and consisted of increases in both wholesale and direct-to-consumer net sales.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended September 30,
	2014	2013	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$549.4	$428.6	28%
Footwear	125.9	94.5	33%
	$675.3	$523.1	29%
Net sales of apparel, accessories and equipment increased $120.8 million, or 28%, to $549.4 million for the third quarter of 2014 from $428.6 million for the comparable period in 2013. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia brand, and was led by the United States, followed by the LAAP region, Canada and the EMEA region. The apparel, accessories and equipment net sales increase in the United States was led by the Columbia brand and incremental prAna brand net sales. The apparel, accessories and equipment net sales increase in the LAAP region primarily consisted of incremental net sales by our China joint venture.
Net sales of footwear increased $31.4 million, or 33%, to $125.9 million for the third quarter of 2014 compared to $94.5 million for the comparable period in 2013. The increase in footwear net sales was led by the Columbia brand, followed by the Sorel brand. The increase in footwear net sales was led by the LAAP region, followed by the United States, Canada and the EMEA region. The increase in footwear net sales in the LAAP region primarily consisted of incremental sales by our China joint venture.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended September 30,
	2014	2013	% Change
	(In millions, except for percentage changes)
Columbia	$555.4	$431.5	29%
Mountain Hardwear	31.0	40.6	(24)%
Sorel	58.2	47.4	23%
prAna	28.2	—	—
Other	2.5	3.6	(31)%
	$675.3	$523.1	29%
The net sales increase for the third quarter of 2014 compared to the third quarter of 2013 was led by the Columbia brand, followed by incremental net sales of the newly acquired prAna brand and increased Sorel brand net sales, partially offset by a decrease in Mountain Hardwear brand net sales. The Columbia brand net sales increase was led by the United States, followed by the LAAP region, Canada and the EMEA region.
Gross Profit: Gross profit, as a percentage of net sales, increased to 45.4% for the third quarter of 2014 from 44.4% for the comparable period in 2013. Gross profit expansion was primarily due to:

•	A higher proportion of full-price wholesale and direct-to-consumer sales;

•	The effect of including in gross profit amounts that were previously recognized as licensing income prior to commencement of the China joint venture; and

•	A lower proportion of net sales to international distributors, which generate lower gross margins than wholesale and direct-to-consumer sales;
partially offset by:

•	Unfavorable foreign currency hedge rates.
Our gross profit as a percentage of sales may not be comparable to that of other companies in our industry because some include costs related to both their distribution network and retail store occupancy in cost of sales while we, like many others, include these expenses as a component of selling, general and administrative ("SG&A") expense.
Selling, General and Administrative Expense: SG&A expense includes all costs associated with design, merchandising, marketing, distribution and corporate functions, including related depreciation and amortization.
SG&A expense increased $47.7 million, or 29%, to $210.7 million, or 31.2% of net sales, for the third quarter of 2014 from $163.0 million, or 31.2% of net sales, for the comparable period in 2013. The SG&A expense increase was primarily due to:

•	Incremental operating costs associated with the China joint venture and prAna;

•	Expansion of our direct-to-consumer operations globally;

•	Increased demand creation expenses;

•	Increased operating costs of our new ERP and related initiatives including incremental depreciation on systems placed in service during the second quarter of 2014; and

•	Increased personnel and incentive compensation costs.
Depreciation and amortization included in SG&A expense totaled $13.3 million for the third quarter of 2014, compared to $10.1 million for the same period in 2013.
Net Licensing Income: Net licensing income decreased $5.3 million to $2.2 million for the third quarter of 2014 compared to $7.5 million for the same period in 2013. The decrease in net licensing income was concentrated in the LAAP region and was a result of the effect of including in gross profit amounts that were previously recognized as licensing income prior to commencement of the China joint venture.
Income Tax Expense: Income tax expense increased to $31.0 million for the third quarter of 2014 from $22.8 million for the comparable period in 2013. Our effective income tax rate was 31.3% for the third quarter of 2014 compared to 29.5% for the same period in 2013. Our effective income tax rate increased primarily because Congress had not reinstated the research and development tax credit for 2014, which had been reinstated at September 30 last year. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods.
Net Income Attributable to Columbia Sportswear Company: Net income increased $11.0 million, or 20%, to $65.6 million, or $0.93 per diluted share, for the third quarter of 2014 from $54.6 million, or $0.79 per diluted share for the comparable period in 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net Sales: Consolidated net sales increased $271.7 million, or 24%, to $1,423.6 million for the nine months ended September 30, 2014 from $1,151.9 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2013 negatively affected the consolidated net sales comparison by less than one percentage point.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Nine Months Ended September 30,
	2014	2013	% Change
	(In millions, except for percentage changes)
United States	$793.8	$663.4	20%
LAAP	336.4	236.3	42%
EMEA	190.9	172.1	11%
Canada	102.5	80.1	28%
	$1,423.6	$1,151.9	24%
Net sales in the United States increased $130.4 million, or 20%, to $793.8 million for the nine months ended September 30, 2014 from $663.4 million for the comparable period in 2013. The increase in net sales in the United States was led by a net sales increase in apparel, accessories and equipment, followed by footwear. The United States net sales increase consisted of an increase in net sales in our wholesale business, followed by our direct-to-consumer business, and $33.7 million of incremental prAna brand net sales. The net sales increase in our wholesale business was primarily due to shipments of increased fall 2014 advance orders. The net sales increase in our direct-to-consumer business was primarily attributable to the Columbia brand, and was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At September 30, 2014, we operated 84 retail stores, including 5 prAna branded stores, compared with 68 at September 30, 2013.
Net sales in the LAAP region increased $100.1 million, or 42%, to $336.4 million for the nine months ended September 30, 2014 from $236.3 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2013 negatively affected the LAAP net sales comparison by approximately two percentage points. The net sales increase in the LAAP region was concentrated in the Columbia brand and was led by apparel, accessories and equipment, followed by footwear. The LAAP net sales increase consisted of $117.3 million of incremental net sales by our new joint venture in China, partially offset by net sales decreases in our LAAP distributor business, Korea and Japan. The LAAP distributor net sales decrease was primarily due to ongoing currency constraints in key South American distributor markets that have severely restricted trade.
Net sales in the EMEA region increased $18.8 million, or 11%, to $190.9 million for the nine months ended September 30, 2014 from $172.1 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2013 contributed two percentage points of benefit to the EMEA net sales comparison. The net sales increase in the EMEA region was primarily attributable to the Columbia brand and was led by footwear, followed by apparel, accessories and equipment. The increase in net sales in the EMEA region was led by an increase in net sales to our EMEA distributors, primarily due to shipments of increased fall 2014 advance orders, followed by a net sales increase in our EMEA direct business.
Net sales in Canada increased $22.4 million, or 28%, to $102.5 million for the nine months ended September 30, 2014 from $80.1 million for the comparable period in 2013. Changes in foreign currency exchange rates compared with the nine months ended September 30, 2013 negatively affected the net sales comparison by approximately eight percentage points. The increase in net sales in Canada was led by the Columbia brand, followed by the Sorel brand, and consisted of increases in both wholesale and direct-to-consumer net sales.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Nine Months Ended September 30,
	2014	2013	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$1,166.1	$958.6	22%
Footwear	257.5	193.3	33%
	$1,423.6	$1,151.9	24%
Net sales of apparel, accessories and equipment increased $207.5 million, or 22%, to $1,166.1 million for the nine months ended September 30, 2014 from $958.6 million for the comparable period in 2013. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia brand and was led by the United States, followed by the LAAP region, Canada and the EMEA region. The apparel, accessories and equipment net sales increase in the United States was led by our wholesale business, followed by our direct-to-consumer business. The increase in apparel, accessories and equipment net sales in the LAAP region consisted of incremental sales by our China joint venture, partially offset by lower sales in our LAAP distributor business, Japan and Korea.
Net sales of footwear increased $64.2 million, or 33%, to $257.5 million for the nine months ended September 30, 2014 compared to $193.3 million for the comparable period in 2013. The increase in footwear net sales was led by a net sales increase in the Columbia brand, followed by the Sorel brand. The increase in footwear net sales was led by the LAAP region, followed by the United States, the EMEA region and Canada. The increase in footwear net sales in the LAAP region consisted of incremental sales by our China joint venture.
Sales by Brand
Net sales by brand are summarized in the following table:

	Nine Months Ended September 30,
	2014	2013	% Change
	(In millions, except for percentage changes)
Columbia	$1,222.4	$985.1	24%
Mountain Hardwear	85.2	95.2	(11)%
Sorel	74.1	62.7	18%
prAna	33.7	—	—
Other	8.2	8.9	(8)%
	$1,423.6	$1,151.9	24%
The net sales increase for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was led by the Columbia brand, followed by incremental net sales of the newly acquired prAna brand and the Sorel brand. The Columbia brand net sales increase was led by the LAAP region, followed by the United States, Canada, and the EMEA region.
Gross Profit: Gross profit, as a percentage of net sales, increased to 45.5% for the nine months ended September 30, 2014 from 43.9% for the comparable period in 2013. Gross profit expansion was primarily due to:

•	The effect of including in gross profit amounts that were previously recognized as licensing income prior to commencement of the China joint venture;

•	A higher proportion of full-price wholesale and direct-to-consumer sales; and

•	A lower proportion of sales to international distributors, which generate lower gross profits than wholesale and direct-to-consumer sales;
partially offset by:

•	Unfavorable foreign currency hedge rates.
Selling, General and Administrative Expense: SG&A expense increased $98.4 million, or 22%, to $536.2 million, or 37.7% of net sales, for the nine months ended September 30, 2014 from $437.8 million, or 38.0% of net sales, for the comparable period in 2013. The SG&A expense increase was primarily due to:

•	Incremental operating costs associated with the China joint venture and prAna;

•	Expansion of our direct-to-consumer operations globally;

•	Increased operating costs of our new ERP and related information technology initiatives;

•	Increased demand creation costs; and

•	Increased personnel and incentive compensation costs.

Depreciation and amortization included in SG&A expense totaled $35.3 million for the nine months ended September 30, 2014, compared to $29.5 million for the same period in 2013.
Net Licensing Income: Net licensing income decreased $6.4 million to $5.1 million for the nine months ended September 30, 2014 compared to $11.5 million for the same period in 2013. The decrease in net licensing income was concentrated in the LAAP region and was a result of the effect of including in gross profit amounts that were previously recognized as licensing income prior to commencement of the China joint venture.
Income Tax Expense: Income tax expense increased to $32.1 million for the nine months ended September 30, 2014 from $22.0 million for the comparable period in 2013. Our effective income tax rate was 27.5% for the nine months ended September 30, 2014 compared to 27.8% for the same period in 2013. Income tax expense for the nine months ended September 30, 2014 benefited from a non-recurring $5.6 million tax benefit from the favorable resolution of uncertain tax positions, which was partially offset because Congress had not reinstated the research and development tax credit for 2014. Income tax expense for the nine months ended September 30, 2013 was affected by the U.S. legislative reinstatement of the research and development tax credit in the first quarter of 2013, which resulted in us recognizing the benefit of our 2012 and 2013 research and development tax credits in 2013.
Net Income Attributable to Columbia Sportswear Company: Net income increased $24.0 million, or 42%, to $81.6 million, or $1.15 per diluted share, for the nine months ended September 30, 2014 from $57.6 million, or $0.83 per diluted share, for the comparable period in 2013.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our ongoing ERP system implementation, general corporate needs and the expansion of our global operations, including our joint venture in China. On May 30, 2014, we acquired prAna for $188.5 million, net of acquired cash. At September 30, 2014, we had total cash and cash equivalents of $185.2 million, compared to $437.5 million at December 31, 2013 and $274.2 million at September 30, 2013. In addition, we had short-term investments of $0.5 million at September 30, 2014, compared to $91.8 million at December 31, 2013 and $29.0 million at September 30, 2013. At September 30, 2014, approximately 76% of our cash and short-term investments were held by foreign subsidiaries where a repatriation of those funds to the United States would likely result in a significant tax expense for us. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
Net cash used in operating activities was $108.5 million for the nine months ended September 30, 2014, compared to net cash provided by operating activities of $23.7 million for the same period in 2013. The increase in cash used in operating activities was primarily due to increased inventory purchases and lower collections of receivables during the nine months ended September 30, 2014, compared to the same period in 2013, partially offset by lower payments for accounts payable and accrued liabilities, and increased net income.
Net cash used in investing activities was $139.8 million for the nine months ended September 30, 2014, compared to $33.2 million for the comparable period in 2013. For the 2014 period, net cash used in investing activities primarily consisted of $188.5 million for the net cash purchase of prAna and $42.8 million for capital expenditures, partially offset by $91.4 million from net sales of short-term investments. For the same period in 2013, net cash used in investing activities primarily consisted of $49.2 million for capital expenditures, partially offset by $15.9 million of net sales of short-term investments.
Net cash provided by financing activities was $9.3 million for the nine months ended September 30, 2014, compared to net cash used in financing activities of $1.7 million for the comparable period in 2013. For the 2014 period, net cash provided by financing activities primarily consisted of net proceeds from stock plan activity of $16.3 million and proceeds from a related party note payable of $16.1 million, partially offset by dividend payments of $29.4 million. For the same period in 2013, net cash used in financing activities primarily consisted of dividend payments of $22.7 million, partially offset by net proceeds from stock plan activity of $12.1 million and an $8.0 million capital contribution from our joint venture partner.
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At September 30, 2014, no balance was outstanding under this line of credit. At September 30, 2014, we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines in place guaranteed by the parent company with a combined limit of approximately $98.4 million at September 30, 2014, of which $2.9 million is designated as a European customs guarantee. At September 30, 2014, $2.2 million was outstanding under these subsidiary lines of credit.

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
There were no other changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
In May 2013, we disclosed to the U.S. Environmental Protection Agency ("EPA") that an internal compliance audit identified several inadvertent violations of the labeling requirements of the Federal Insecticide, Fungicide and Rodenticide Act. In July 2014, we resolved this matter by entering into a consent agreement with the EPA and paying a fine of $100,800.
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

Our International Operations Involve Many Risks
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, foreign government fiscal and political crises, political and economic disputes and sanctions, changes in consumer preferences, foreign currency fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials, and our cost of doing business. For example, Russia constitutes a significant portion of our international business and a significant change in conditions in that market could have a material adverse effect on our financial condition, results of operations or cash flows. Also, ongoing political and economic uncertainty in two South American distributor markets have resulted in currency and import restrictions, limiting our ability to sell products in this region. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.
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

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 through July 31, 2014	—	—	—	$58,557,000
August 1, 2014 through August 31, 2014	—	—	—	58,557,000
September 1, 2014 through September 30, 2014	54,600	35.89	54,600	56,600,000
Total	54,600	$35.89	54,600	$56,600,000

(1)
Our Board of Directors has authorized the repurchase of $500,000,000 of our common stock. As of September 30, 2014, we had repurchased 19,241,156 shares under this program at an aggregate purchase price of approximately $443,400,000, including $1,950,000 not yet settled. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 6 – EXHIBITS

(a)	Exhibits

3.2
Amendment to 2000 Restated Bylaws of Columbia Sportswear Company, as amended, effective October 24, 2014 (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on October 30, 2014) (File No. 0-23939)

10.1
Fifth amendment to Credit Agreement dated September 26, 2014 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on September 30, 2014) (File No. 0-23939)

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

COLUMBIA SPORTSWEAR COMPANY
Date: November 7, 2014	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)