Form 10-K
period 2014-12-31
COLUMBIA SPORTSWEAR CO
filed 2015-02-26
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
——————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer  ☒                               Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐           No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,158,487,198 based on the last reported sale price of the Company’s Common Stock as reported by the NASDAQ Global Select Market System on that day.
The number of shares of Common Stock outstanding on February 13, 2015 was 69,901,076.
Part III is incorporated by reference from the registrant’s proxy statement for its 2015 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2014.

COLUMBIA SPORTSWEAR COMPANY

DECEMBER 31, 2014

PART I
Item 1.        BUSINESS
General
Founded in 1938 in Portland, Oregon, as a small, family-owned, regional hat distributor and incorporated in 1961, Columbia Sportswear Company has grown to become a global leader in designing, sourcing, marketing and distributing outdoor and active lifestyle apparel, footwear, accessories and equipment. Unless the context indicates otherwise, the terms “we”, “us”, “our”, “the Company” and “Columbia” refer to Columbia Sportswear Company, together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest.
As one of the largest outdoor and active lifestyle apparel and footwear companies in the world, our products have earned an international reputation for innovation, quality and performance. We design, source, market and distribute outdoor and active lifestyle apparel, footwear, accessories and equipment under four primary brands:
Columbia®
The Columbia brand is our largest brand, offering performance and casual products, including outerwear, sportswear, footwear, accessories and equipment, for a wide variety of activities and consumers.
Sorel®
Acquired in 2000, the Sorel brand offers premium fashion, casual and cold weather footwear for a wide demographic, with a primary emphasis on young, fashion-forward female consumers.
Mountain Hardwear®
Acquired in 2003, the Mountain Hardwear brand, headquartered in Richmond, California, offers premium apparel, accessories and equipment primarily for the high performance needs of mountaineering enthusiasts, as well as for consumers who are inspired by the outdoor lifestyle.
prAna®
Acquired in 2014, the prAna brand, headquartered in Carlsbad, California, offers stylish and functional active lifestyle apparel and accessories designed and manufactured with an emphasis on sustainable materials and processes.
Other Brands
The Montrail® brand, acquired in 2006, offers high-performance running footwear, with an emphasis on trail-running. The OutDry® brand, acquired in 2010, holds various patents pertaining to processes for manufacturing waterproof and breathable footwear, gloves and accessories. We have incorporated OutDry in select Columbia, Mountain Hardwear, Sorel and Montrail products, and also license the product to other parties. The Pacific Trail® brand, acquired in 2006, is licensed to third parties across a range of apparel, footwear, accessories and equipment.
Our brands complement each other to address the diverse performance needs of a wide variety of outdoor and active lifestyle consumers.
We distribute our products through a mix of wholesale distribution channels, our own direct-to-consumer channels (retail stores and e-commerce), independent distributors and licensees. In 2014, our products were sold in approximately 100 countries, 72 of which are managed by independent distributors. Substantially all of our products are manufactured by contract manufacturers located outside the United States.
Consumer desire for our products is affected by a number of variables, including the popularity of outdoor activities and active lifestyles, weather, changing design trends, consumer adoption of innovative performance technologies and the availability and desirability of competitor alternatives. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences by developing new products with innovative performance features and designs, creating persuasive and memorable marketing communications to generate consumer awareness, demand and retention, and adjusting the mix and price points of available product offerings. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.
Our business is subject to many risks and uncertainties that may have a material adverse effect on our financial condition, results of operations or cash flows. Some of these risks and uncertainties are described below under Item 1A, Risk Factors.
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry and is heavily dependent upon seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. The expansion of our direct-to-consumer operations has increased the proportion of sales, profits and cash flows that we generate in the fourth calendar quarter. As a result, our sales and profits tend to be highest in the third and fourth calendar quarters. In 2014, approximately 60 percent of our net sales and approximately 90 percent of our profitability were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in economic and geopolitical conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, the relative popularity of competitors' brands and the continued popularity of outdoor and active lifestyles in key markets. Volatile economic and geopolitical environments in key markets, seasonal weather patterns and inflationary or volatile input costs reduce the predictability of our business.
For further discussion regarding the effects of the macro-economic environment on our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Products
We provide high quality apparel, footwear, accessories and equipment for use in a wide range of outdoor and active lifestyle activities by men, women and youth, designed to keep consumers warm or cool, dry and protected. A large percentage of our products are also worn for casual or leisure purposes. The durability and functionality of our products make them ideal for a wide range of outdoor and active lifestyle activities, serving a broad range of consumers, including elite skiers and mountain climbers, outdoor enthusiasts, hunting and fishing enthusiasts, top endurance trail runners and outdoor-inspired consumers. We also market licensed collegiate apparel and accessories under our Columbia brand.
We develop and manage our merchandise in two principal categories: (1) apparel, accessories and equipment and (2) footwear. The following table presents the net sales and approximate percentages of net sales attributable to each of our principal product categories for each of the last three years ended December 31 (dollars in millions).

	2014		2013		2012
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Apparel, accessories and equipment	$1,676.2	79.8%	$1,374.6	81.6%	$1,347.0	80.7%
Footwear	424.4	20.2	310.4	18.4	322.6	19.3
Total	$2,100.6	100.0%	$1,685.0	100.0%	$1,669.6	100.0%
Apparel, accessories and equipment
We design, develop, market and distribute apparel, accessories and equipment for men and women under our Columbia, Mountain Hardwear and prAna brands, and for youth under our Columbia and Mountain Hardwear brands. Our products incorporate the cumulative design, fabrication, fit and construction technologies that we have pioneered over several decades and that we continue to innovate. Our apparel, accessories and equipment are designed to be used during a wide variety of outdoor activities, such as skiing, snowboarding, hiking, climbing, mountaineering, camping, hunting, fishing, trail running, water sports and adventure travel.

Footwear
We design, develop, market and distribute footwear products for men and women under our Columbia, Sorel and Montrail brands and for youth under our Columbia and Sorel brands. Our footwear products seek to address the needs of outdoor consumers who participate in activities that typically involve challenging or unusual terrain in a variety of weather and trail conditions. Our footwear products include durable, lightweight hiking boots, trail running shoes, rugged cold weather boots for activities on snow and ice, sandals for use in amphibious activities, and casual shoes for everyday use. Our Sorel brand primarily offers premium cold weather and casual footwear for men, women and youth, with a focus on young, fashion-conscious female consumers.
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
Our research and development efforts are led by an internal team of specialists who work closely with independent suppliers to conceive, develop and commercialize innovative technologies and products that provide the unique performance benefits needed by consumers during outdoor activities. We have established working relationships with specialists in the fields of chemistry, biochemistry, engineering, industrial design, materials research, graphic design, electronics and related fields. We utilize these relationships, along with consumer feedback, to develop and test innovative performance products, processes, packaging and displays. We believe that these efforts, coupled with our technical innovation efforts, represent key factors in the past and future success of our products.
Intellectual Property
We own many trademarks, including Columbia Sportswear Company®, Columbia®, Sorel®, Mountain Hard Wear®, prAna®, Montrail®, OutDry®, Pacific Trail®, the Columbia diamond shaped logo, the Mountain Hardwear nut logo and the Sorel polar bear logo, as well as many other trademarks relating to our brands, products, styles and technologies. We believe that our trademarks are an important factor in creating a market for our products, in identifying our Company, and in differentiating our products from competitors’ products. We have design, process and utility patents as well as pending patent applications in the United States and other nations. We file applications for United States and foreign patents for inventions, designs and improvements that we believe have commercial value; however, these patents may or may not ultimately be issued, enforceable or used in our business. We believe our success primarily depends on our ability to continue offering innovative solutions to consumer needs through design, research, development and production advancements rather than our ability to secure patents. The technologies, processes and designs described in our patents are incorporated into many of our most important products and expire at various times. We vigorously protect these proprietary rights against counterfeit reproductions and other infringing activities. Additionally, we license some of our trademarks across a range of apparel, footwear, accessories and equipment.
Sales and Distribution
We sell our products through a mix of wholesale distribution channels, our own direct-to-consumer channels, independent distributors and licensees. The majority of our sales are generated through wholesale channels, which include small, independently operated specialty outdoor and sporting goods stores, regional, national and international sporting goods chains, large regional, national and international department store chains and internet retailers. We sell our products to independent distributors in various countries where we generally do not have direct sales and marketing operations.
We also sell our products directly to consumers through our own network of branded and outlet retail stores and online in each of our geographic segments. Our direct-to-consumer operations are designed to elevate consumer perception of our brands, manage inventory, increase consumer and retailer awareness of and demand for our products, model compelling retail environments for our products and build stronger emotional brand connections with consumers over time. Our branded retail stores and e-commerce sites allow us to showcase a broad selection of products and to support the brand’s positioning with fixtures and imagery that may then be replicated and offered for use by our wholesale customers. These stores and sites provide high visibility for our brands and products and help us to monitor the needs and preferences of consumers. In addition, we operate outlet stores, which serve an important role in our overall inventory management by allowing us to sell a significant portion of excess, discontinued and out-of-season products while maintaining the integrity of our brands in wholesale and distributor channels.
We operate in four geographic segments: (1) the United States, (2) Latin America and Asia Pacific (“LAAP”), (3) Europe, Middle East and Africa (“EMEA”), and (4) Canada, which are reflective of our internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of outdoor and active lifestyle apparel, footwear, accessories and equipment. The following table presents net sales to unrelated entities and approximate percentages of net sales by geographic segment for each of the last three years ended December 31 (dollars in millions):

	2014		2013		2012
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
United States	$1,198.4	57.1%	$971.3	57.7%	$946.7	56.7%
LAAP	491.6	23.4	354.4	21.0	377.6	22.6
EMEA	259.2	12.3	240.7	14.3	230.6	13.8
Canada	151.4	7.2	118.6	7.0	114.7	6.9
Total	$2,100.6	100.0%	$1,685.0	100.0%	$1,669.6	100.0%

United States
The United States accounted for 57.1% of our net sales for 2014. We sell our products in the United States to approximately 3,300 wholesale customers and through our own direct-to-consumer channels. As of December 31, 2014, our United States direct-to-consumer operations consisted of 74 outlet retail stores, 19 branded retail stores and 5 brand-specific e-commerce websites. In addition, we earn licensing income in the United States based on our licensees’ sale of licensed products.
We distribute the majority of our products sold in the United States from distribution centers that we own and operate in Portland, Oregon and Robards, Kentucky, as well as one that we lease in Carlsbad, California. In some instances, we arrange to have products shipped from contract manufacturers through third party logistics vendors and/or directly to wholesale customer-designated facilities in the United States.
LAAP
The LAAP region accounted for 23.4% of our net sales for 2014. We sell our products in the LAAP region to approximately 300 wholesale customers in Japan and Korea and to 13 independent distributors that sell to approximately 500 wholesale customers in locations throughout the LAAP region, including Australia, New Zealand, Latin America and Asia. In addition, as of December 31, 2014, there were 151 and 256 dealer-operated, branded, outlet and shop-in-shop locations in Japan and Korea, respectively. We also sell Columbia, Mountain Hardwear, Sorel and Montrail products through e-commerce websites in Japan and Korea. In addition, we earn licensing income in our LAAP region based on our distributors’ production and sale of licensed products.
We distribute our products to wholesale customers, our own retail stores and licensed stores in Japan through an independent logistics company that owns and operates a warehouse located near Tokyo, Japan. We distribute our products to wholesale customers, our own retail stores and licensed stores in Korea from a leased warehouse facility near Seoul, Korea. The majority of sales to our LAAP distributors are shipped directly from the contract manufacturers from which we source our products.
On January 1, 2014, we commenced operations of a majority-owned joint venture with Swire Resources Limited ("Swire") for purposes of continuing the development of our business in China. The joint venture operates approximately 80 retail locations and a branded e-commerce website, and has distribution relationships with approximately 50 wholesale dealers that operate approximately 700 retail locations. As a 60% majority-owned entity that we control, the joint venture's operations are included in our consolidated financial results. We distribute our products to wholesale customers and our own retail stores in China through independent logistic companies that own and operate warehouses in Shanghai and

Guangzhou, China, and from leased facilities in Shanghai and Beijing, China that are operated by our joint venture partner, Swire.
EMEA
Sales in our EMEA region accounted for 12.3% of our net sales for 2014. We sell our products in the EMEA region to approximately 4,000 wholesale customers and to 10 independent distributors that sell to approximately 800 wholesale customers in locations throughout the EMEA region, including Russia, portions of Europe, the Middle East and Africa. In addition, as of December 31, 2014, we operated 5 outlet retail stores and 1 branded retail store in various locations in Western Europe. We also sell Columbia and Sorel products through brand-specific e-commerce websites in Austria, Belgium, Finland, France, Germany, Ireland, Italy, Netherlands, Spain and the United Kingdom.
We distribute the majority of our products sold to EMEA wholesale customers and our own retail stores from a distribution center that we own and operate in Cambrai, France. The majority of sales to our EMEA distributors are shipped directly from the contract manufacturers from which we source our products.
Canada
Sales in Canada accounted for 7.2% of our net sales for 2014. We sell our products in Canada to approximately 1,000 wholesale customers. In addition, as of December 31, 2014, we operated 3 outlet retail stores in Canada. We also sell Columbia and Sorel products through brand-specific e-commerce websites in Canada.
We distribute the majority of our products sold in Canada from a distribution center that we own in London, Ontario.
Marketing
Our portfolio of brands enables us to target a wide range of consumers across the globe with differentiated products. Marketing supports and enhances our competitive position in the marketplace, drives global alignment through seasonal initiatives, builds brand equity, raises global brand relevance and awareness, infuses our brands with excitement and, most importantly, stimulates consumer demand for our products worldwide. During 2014, the cost of our marketing programs represented approximately 5.2% of net sales.
Our integrated marketing efforts deliver consistent messages about the performance benefits, features, and styling of our products within each of our brands. Our target audiences vary by brand and we utilize a variety of means to deliver our marketing messages, including online advertising and social media; television and print publications; experiential events; branded retail stores in selected high-profile locations; enhanced product displays in partnership with various wholesale customers and distributors; and consumer focused public relations efforts.
We work closely with our key wholesale customers to reinforce our brand messages through cooperative online, television, radio and print advertising campaigns, as well as in stores using branded visual merchandising display tools. We also employ teams that visit our customers’ retail locations in major cities around the world to facilitate favorable in-store presentation of our products.
We operate branded e-commerce websites and marketing websites in North America, Europe, Japan, Korea, and China and maintain a presence on a variety of global social media platforms to connect with consumers. In addition, we authorize many of our wholesale customers and independent distributors to operate e-commerce and/or marketing websites and to maintain a presence on social media platforms that help to reinforce our brand messages. Through digital media, consumers are able to interact with content created to inform and entertain them about our brands and products, to be directed to nearby retailers or to directly purchase our products. Use of digital marketing and social media has become increasingly important within each of our brands’ global efforts to build strong emotional connections with consumers through consistent, brand-enhancing content.
Working Capital Utilization
We design, develop, market and distribute our products, but do not own or operate manufacturing facilities. As a result, most of our capital is invested in short-term working capital assets, including cash and cash equivalents, short-term investments, accounts receivable from customers, and finished goods inventory. At December 31, 2014, working capital assets accounted for approximately 71% of total assets. Accordingly, the degree to which we efficiently utilize our working capital assets can have a significant effect on our profitability, cash flows and return on invested capital. The overall goals of our working capital management efforts are to maintain the minimum level of inventory necessary to deliver goods on time to our customers to satisfy end consumer demand, and to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers.
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
Our inventory management efforts cannot entirely eliminate inventory risk due to the inherently unpredictable nature of unseasonable weather, consumer demand, the ability of customers to cancel their advance orders prior to shipment, and other variables that affect our customers’ ability to take delivery of their advance orders when originally scheduled. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place a significant amount of orders for our products with contract manufacturers prior to receiving our customers’ advance orders and we maintain an inventory of select products that we anticipate will be in greatest demand. In addition, we build calculated amounts of inventory to support estimated at-once orders from customers and auto-replenishment orders on certain long-lived styles.
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
Sourcing and Manufacturing

We do not own or operate manufacturing facilities and virtually all of our products are manufactured to our specifications by contract manufacturers located outside the United States. We seek to establish and maintain long-term relationships with key manufacturing partners, but generally do not maintain formal long-term manufacturing volume commitments. We believe that the use of contract manufacturers enables us to substantially limit our capital expenditures and avoid the costs and risks associated with owning and operating large production facilities and managing large labor forces. We also believe that the use of contract manufacturers greatly increases our production capacity, maximizes our flexibility and improves our product pricing. We manage our supply chain from a global and regional perspective and adjust as needed to changes in the global production environment, including political risks, factory capacity, import limitations and costs, raw material costs, availability and cost of labor and transportation costs. Without long-term commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing terms.
Our apparel, accessories and equipment are manufactured in approximately 17 countries, with Vietnam and China accounting for approximately 68% of our 2014 apparel, accessories and equipment production. Our footwear is manufactured in five countries, with China and Vietnam accounting for substantially all of our 2014 footwear production.
Our five largest apparel, accessories and equipment factory groups accounted for approximately 30% of 2014 global apparel, accessories and equipment production, with the largest factory group accounting for 11% of 2014 global apparel, accessories and equipment production. Our five largest footwear factory groups accounted for approximately 85% of 2014 global footwear production, with the largest factory group accounting for 41% of 2014 global footwear production. Most of our largest suppliers have multiple factory locations, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on our business.
We maintain 11 manufacturing liaison offices in a total of seven Asian countries. Personnel in these manufacturing liaison offices are direct employees of Columbia and are responsible for overseeing production at our contract manufacturers. We believe that having employees physically located in these regions enhances our ability to monitor factories for compliance with our policies, procedures and standards related to quality, delivery, pricing and labor practices. Our quality assurance process is designed to ensure that our products meet our quality standards. We believe that our quality assurance process is an important and effective means of maintaining the quality and reputation of our products. In addition, independent contractors that manufacture products for us are subject to standards of manufacturing practices (“SMP”). Columbia sources products around the world and values legal, ethical and fair treatment of people involved in manufacturing our products. Each factory producing products for us is monitored regularly against these standards. Additional information about SMP and corporate responsibility programs may be found at www.columbia.com and www.prana.com. The content on our websites is not incorporated by reference in this Form 10-K unless expressly noted.
Competition
The markets for apparel, footwear, accessories and equipment are highly competitive. In each of our geographic markets, our brands face significant competition from numerous competitors, some of which are larger than we are and have greater financial, marketing and operational resources with which to compete, and others that are smaller with fewer resources, but that may be deeply entrenched in local markets. Our China and Korea markets have grown significantly in recent years and have attracted a large number of competitive local and global brands. In other markets, such as Europe, we face competition from smaller brands that hold significant market share in one or several European markets, but are not significant competitors in other key markets. Some of our large wholesale customers also market competitive apparel, footwear, accessories and equipment under their own private labels. In addition, our direct-to-consumer channels expose us to branded competitors who operate retail stores in outlet malls and key metropolitan markets, as well as competitors who sell product online. Our international distributors and licensees also operate in very competitive markets. We believe that the primary competitive factors in the end-use market for outdoor and active lifestyle apparel, footwear, accessories and equipment are brand strength, product innovation, product design, functionality, durability, marketing effectiveness and price.
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
Employees
At December 31, 2014, we had 5,326 full-time equivalent employees.
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
To implement our business strategies, we must continue to modify and fund various aspects of our business, to maintain and enhance our information systems and supply chain operations to improve efficiencies, and to attract, retain and manage qualified personnel. These efforts, coupled with cost containment measures, place increasing strains on management, financial, product design, marketing, distribution, supply chain and other resources, and we may have operating difficulties as a result. For example, in support of our strategic initiatives, we are making significant investments in our business processes and information technology infrastructure that require significant management attention and corporate resources. These changes may make it increasingly difficult to pursue acquisitions or adapt our information technology systems and business processes to integrate an acquired business. These integration challenges may also be present as we continue to fully integrate operations of our joint venture arrangement in China, which began operations in January 2014, and of prAna, which we acquired in May of 2014. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.
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
System Security Risks, Data Breaches and Cyber Attacks Could Disrupt Our Operations
We manage and store various proprietary information and sensitive or confidential data relating to our business, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our customers or our employees, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, our current data protection measures might not protect us against increasingly sophisticated and aggressive threats and the cost and operational consequences of implementing further data protection measures could be significant.
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
We Depend on Contract Manufacturers
Our products are manufactured by contract manufacturers worldwide. Although we enter into purchase order commitments with these contract manufacturers each season, we generally do not maintain long-term manufacturing commitments with them. Without long-term or reserve commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing if growth or product demand differs from our forecasts. Contract manufacturers may fail to perform as expected or our competitors may obtain production capacities that effectively limit or eliminate the availability of these resources to us. If an independent manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, we may miss delivery deadlines or incur additional costs, which may cause our wholesale customers to cancel their orders, refuse to accept deliveries, or demand a reduction in purchase prices, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
Reliance on contract manufacturers also creates quality control risks. Contract manufacturers may need to use sub-contracted manufacturers to fulfill demand and these manufacturers may have less experience producing our products or possess lower overall capabilities, which could result in compromised quality of our products. A failure in our quality control program could result in diminished product quality, which in turn could result in increased order cancellations, price concessions and returns, decreased consumer demand for our products, non-compliance with our product standards or regulatory requirements or product recalls (or other regulatory actions), any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
We also have license agreements that permit unaffiliated parties to manufacture or contract to manufacture products using our trademarks. We impose standards of manufacturing practices on our contract manufacturers and licensees for the benefit of workers and require compliance with our restricted substances list and product safety and other applicable environmental, health and safety laws. We also require our contract manufacturers and licensees to impose these practices, standards and laws on their contractors. If an independent manufacturer, licensee or subcontractor violates labor or other laws, or engages in practices that are not generally accepted as safe or ethical, they and their employees may suffer serious injury due to industrial accidents, the manufacturer may suffer disruptions to its operations due to work stoppages or employee protests and we may experience production disruptions, significant negative publicity or lost sales that could result in long-term damage to our brands and corporate reputation. In some circumstances parties may attempt to assert that we are liable for our independent manufacturers', licensees' or subcontractors' labor and operational practices, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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

•	Disruption to shipping and transportation channels utilized to bring our product to market;

•	Interest rates and currency exchange rates;

•	Availability of skilled labor and production capacity at contract manufacturers; and

•	General economic conditions.
Prolonged periods of inflationary pressure on some or all input costs will result in increased costs to produce our products that may result in reduced gross profit or necessitate price increases for our products that could adversely affect consumer demand for our products.
In addition, since the majority of our products are manufactured outside of our principal sales markets, our products must be transported by third parties over large geographical distances. Shortages in ocean or air freight capacity and volatile fuel costs can result in rapidly changing transportation costs. For example, disruption to shipping and transportation channels due to labor disputes at ports on the west coast of the United States could cause us to rely more heavily on airfreight to achieve timely delivery to our customers, resulting in significantly higher freight costs. Because we price our products in advance and changes in transportation and other costs may be difficult to predict, we may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Sales Are Subject to Cancellation
We do not have long-term contracts with any of our wholesale customers. We do have contracts with our distributors, typically with terms ranging up to five years; however, although these contracts may have annual purchase minimums which must be met in order to retain the distribution rights, the distributors are not otherwise obligated to purchase product. Sales to our retailers and distributors are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our wholesale customers. We consider the timing of delivery dates in our wholesale customer orders when we forecast our sales and earnings for future periods. If any of our major customers, including independent distributors, experience a significant downturn in business or fail to remain committed to our products or brands, these customers could postpone, reduce, cancel or discontinue purchases from us. As a result, we could experience a decline in sales or gross profit, write-downs of excess inventory, increased discounts, extended credit terms to our customers, or uncollectable accounts receivable, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and our common stock price.
Our Retail Operations May Not Realize Returns on Our Investments
In recent years, our direct-to-consumer business has grown substantially and we anticipate further growth in the future. Accordingly, we continue to make significant investments in our online platforms and physical retail locations, including system upgrades, entering into long-term store leases, constructing leasehold improvements, purchasing fixtures and equipment, and investing in inventory and personnel. Since many of our retail costs are fixed, if we have insufficient sales we may be unable to reduce expenses in order to avoid losses or negative cash flows. If we are unable to operate profitable stores or if we close a store, we may incur significant write-downs of inventory, severance costs, lease termination costs, impairment losses on long-lived assets or loss of working capital, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Results of Operations Could Be Materially Harmed If We Are Unable to Accurately Match Supply Forecast with Consumer Demand for Our Products
Many factors may significantly affect demand for our products, including, among other things, economic conditions, fashion trends, the financial condition of our distributors and wholesale customers, consumer and customer preferences and weather, making it difficult to accurately forecast demand for our products and our future results of operations. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place a significant amount of orders for our products with contract manufacturers prior to receiving orders from our customers, and we maintain an inventory of various products that we anticipate will be in greatest demand. In addition, customers are generally allowed to cancel orders prior to shipment.
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
In some cases, we may produce quantities of product that exceed actual demand, which could result in higher inventory levels that we need to liquidate at discounted prices. During periods of unseasonable weather conditions, weak economic conditions, or unfavorable geopolitical conditions in key markets, we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of some customers’ operations. We may not be able to sell all of the products we have ordered from contract manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through our owned outlet stores or third-party liquidation channels, which could have a material adverse effect on our brand image, financial condition, results of operations or cash flows.
Conversely, if we underestimate demand for our products or if our contract manufacturers are unable to supply products when we need them, we may experience inventory shortages. Inventory shortages may prevent us from fulfilling customer orders, delay shipments to customers, negatively affect customer relationships, result in increased costs to expedite production and delivery, and diminish our ability to build brand loyalty. Shipments delayed due to limited factory capacity, transportation or port disruption or other factors could result in order cancellations by our customers, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Acquisitions are Subject to Many Risks
From time to time, we may pursue growth through strategic acquisitions of assets or companies. Acquisitions, including our acquisition of prAna in May 2014, are subject to many risks, including potential loss of significant customers or key personnel of the acquired business as a result of the change in ownership; difficulty integrating the operations of the acquired business or achieving targeted efficiencies; the incurrence of substantial costs and expenses related to the acquisition effort and diversion of management's attention from other aspects of our business operations.
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

Our International Operations Involve Many Risks
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, foreign government fiscal and political crises, political and economic disputes and sanctions, changes in consumer preferences, foreign currency fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials, and our cost of doing business. For example, political and economic uncertainty in certain South American distributor markets have resulted in currency and import restrictions, limiting our ability to sell products in some countries in this region. Also, Russia constitutes a significant portion of our non-U.S. sales and operating income and a significant change in conditions in that market could have a material adverse effect on our financial condition, results of operations or cash flows. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.
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
Retailers who are our customers often pose our most significant competitive threat by designing and marketing apparel, footwear, equipment and accessories under their own private labels. For example, in the United States and Europe, several of our largest customers have developed significant private label brands during the past decade that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advance orders with us in order to manage their own inventory levels downward during periods of unseasonable weather or weak economic cycles. As our direct-to-consumer businesses grow, we also experience direct competition from retailers who are our customers, some of which primarily operate e-commerce operations and employ aggressive pricing strategies. We also compete with other companies for the production capacity of contract manufacturers from which we source our products and for import capacity. Many of our competitors are significantly larger than we are and have substantially greater financial, distribution, marketing and other resources, more stable manufacturing resources and greater brand strength than we have. In addition, when our competitors combine operations through mergers, acquisitions or other transactions, their competitive strengths may increase.
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
We Face Risks Associated with Consumer Preferences and Fashion Trends
Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, changes in fashion trends may have a greater impact than in the past as we expand our offerings to include more product categories in more geographic areas, particularly with the Sorel and prAna brands, which are generally more sensitive to fashion trends. We also face risks because our business requires us and our customers to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk by soliciting advance order commitments by retailers, we must generally place a significant portion of our seasonal production orders with our contract manufacturers before we have received all of a season’s advance orders from customers, and orders may be canceled by customers before shipment. If we or our customers fail to anticipate and respond to consumer preferences, we may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Success Depends on Our Distribution Facilities
Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and services, such as the transition of value-added services functions from contract manufacturers to our distribution centers, and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon, Robards, Kentucky and a leased facility in Carlsbad, California; in Canada, we rely primarily on our distribution facility in London, Ontario; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, we rely primarily on a third-party logistics distribution provider in Tokyo; in Korea, we rely primarily on one leased distribution facility near Seoul that we manage and operate; and in China, we rely primarily on four distribution centers, two of which are managed by third-parties and two of which are operated by our joint venture partner.
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
We May Be Adversely Affected by Currency Exchange Rate Fluctuations
Although the majority of our product purchases are denominated in U.S. dollars, the cost of these products may be affected by relative changes in the value of the local currencies of our subsidiaries and our manufacturers. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Because the functional currency of many of our subsidiaries is not the U.S. dollar, we are exposed to the potential of material gains or losses from the remeasurement of U.S. dollar monetary transactions into the respective functional currencies. Currency exchange rate fluctuations may also disrupt the business of the contract manufacturers from which we source our products by making their purchases of raw materials more expensive and more difficult to finance. As a result, currency fluctuations may have a material adverse effect on our financial condition, results of operations or cash flows.
All of our independent distributors purchase the vast majority of their inventory from us in U.S. dollars and, therefore, are dependent upon their ability to exchange their functional currency for U.S. dollars on global currency exchanges. Some of our distributors have experienced periods during which they have been unable to obtain U.S. dollars in sufficient quantity to complete their purchase of goods or to pay amounts owed for past deliveries. In addition, sudden significant weakening of a distributor's functional currency makes it more expensive for it to purchase our products and may result in significant reductions in their future purchases and/or cancellations of prior advance orders. For example, recent economic turmoil has significantly devalued the Russian ruble, resulting in reduced orders from our Russian distributor. Disruptions in currency exchange markets may have a material adverse effect on our financial condition, results of operations, or cash flows.
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
We May Be Adversely Affected by Labor Disruptions
Our business depends on our ability to source and distribute products in a timely manner. While a majority of our own operations are not subject to organized labor agreements, our relationship with our Cambrai distribution center employees is governed by French law, including a formal representation of employees by a Works Council and the application of a collective bargaining agreement. Labor disputes at contract manufacturers where our goods are produced, shipping ports, transportation carriers, retail stores or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak manufacturing, shipping and selling seasons. For example, recent work slowdowns and stoppages at ports on the west coast of the United States have resulted in product delays and increased costs. Labor disruptions may have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation, and reduced revenues and earnings.
We Depend on Key Suppliers

Some of the materials that we use may be available from only one source or a very limited number of sources. For example, some specialty fabrics are manufactured to our specification by one source or a few sources, and a single vendor supplies the majority of the zippers used in our products. From time to time, we have difficulty satisfying our raw material and finished goods requirements. Although we believe that we can identify and qualify additional contract manufacturers to produce these materials as necessary, there are no guarantees that additional contract manufacturers will be available. In addition, depending on the timing, any changes in sources or materials may result in increased costs or production delays, which may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Insiders Control a Majority of Our Common Stock and May Sell Shares

Four related shareholders, Timothy Boyle, Gertrude Boyle, Sarah Bany and Joseph Boyle, beneficially own a majority of our common stock. As a result, if acting together, they can effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these four insiders are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933 and the Securities Exchange Act of 1934. The sale or the prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 2.    PROPERTIES
Following is a summary of principal properties owned or leased by us:

Corporate Headquarters:	Europe Headquarters:
Portland, Oregon (1 location)—owned	Geneva, Switzerland (1 location)—leased (1)
U.S. Distribution Facilities:	Europe Administrative Operation:
Portland, Oregon (1 location)—owned	Strasbourg, France (1 location)—owned
Robards, Kentucky (1 location)—owned	Europe Distribution Facility:
Canadian Operation and Distribution Facility:	Cambrai, France (1 location)—owned
London, Ontario (1 location)—owned
—————

(1) Lease expires in June 2020

In addition, as of December 31, 2014, we leased approximately 300 locations globally for the operation of our branded and outlet retail stores. We also have several leases globally for office space, warehouse facilities, storage space, vehicles and equipment, among other things. See Note 14 of Notes to Consolidated Financial Statements for further lease-related disclosures.
Item 3.    LEGAL PROCEEDINGS
We are involved in litigation and various legal matters arising in the normal course of business, including matters related to employment, retail, intellectual property, contractual agreements and various regulatory compliance activities. We have considered facts related to legal and regulatory matters and opinions of counsel handling these matters, and do not believe the ultimate resolution of these proceedings will have a material adverse effect on our financial position, results of operations or cash flows.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 4A.    EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT
The following table sets forth information about our executive officers and certain key employees. All information is as of the date of the filing of this report.

Name	Age	Position
Gertrude Boyle	90	Chairman of the Board (1)
Timothy P. Boyle	65	President, Chief Executive Officer, Director (1)
Michael W. Blackford	46	Vice President of Global Apparel Innovation and Design, Product Design
Joseph P. Boyle	34	Vice President of Global Apparel Merchandising
Peter J. Bragdon	52	Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary (1)
D. Shawn Cox	51	Senior Vice President of Retail–North America/EMEA (1)
Joseph R. Craig	60	Vice President of United States Apparel Sales
Thomas B. Cusick	47	Senior Vice President of Finance and Chief Financial Officer (1)
Daniel A. Dougherty	62	Vice President of Global Distribution
Franco Fogliato	45	Senior Vice President, General Manager of EMEA Direct Sales (1)
Christopher A. Gaylord	45	President of Mountain Hardwear, Inc. (1)
Patricia E. Higgins	47	Vice President of E-Commerce
Russell B. Hopcus	55	Senior Vice President of North America Sales (1)
Scott W. Kerslake	49	President of prAna Living, LLC
Lisa A. Kulok	49	Vice President of Global Marketplace Planning and Customer Operations
Mark J. Nenow	57	Vice President of Global Footwear Merchandising and Design
Fredrick R. Pond	57	Vice President, Chief Information Officer
Susan G. Popp	59	Vice President of Global Human Resources
Stuart B. Redsun	49	Chief Marketing Officer
Bryan L. Timm	51	Executive Vice President and Chief Operating Officer (1)
William Tung	50	Vice President of International Distributors and Asia Direct
Stephen P. Woodside	50	Vice President of Global Product Manufacturing
—————

(1)	These individuals are considered Executive Officers of Columbia.

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
Scott W. Kerslake joined Columbia as President and Chief Executive Officer of the prAna brand following its acquisition by the Company in May 2014, having served in that role since 2009 under the brand’s prior ownership. Prior to prAna, he founded and served as Chief Executive Officer of Athleta, Inc. from 1997 to 2004, and served as President of Miraval Spa & Resort from 2004 to 2006.
Lisa A. Kulok joined Columbia in February 2008 as Senior Director of Global Planning and was named Vice President of Global Marketplace Planning and Customer Operations in October 2009. From 1987 to 2007, Ms. Kulok held various leadership positions at NIKE, Inc., including USA Apparel Marketplace Planning Director and Director of Regional Planning.
Mark J. Nenow joined Columbia in May 2007 as Vice President of Global Footwear Merchandising. From 2006 to 2007, Mr. Nenow served as Vice President of Global Footwear Merchandising at Brooks Sports. From 1995 to 2006, Mr. Nenow worked for NIKE, Inc., where he held various product line management positions in the running and outdoor categories. Prior to his footwear career, Mr. Nenow was a professional track and field athlete and held the American track record for the 10,000 meters from 1986 to 2001.

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
Stuart B. Redsun joined Columbia in October 2014 as Chief Marketing Officer.  Prior to joining Columbia, Mr. Redsun held numerous marketing leadership positions, including Vice President and Chief Marketing Officer at TuneIn, Inc. from 2013 to 2014, Senior Vice President of Global Brand Marketing at Under Armour, Inc. from 2011 to 2012 and Senior Vice President of Marketing at Sony Electronics from 2006 to 2011. Between 1989 and 2006, Mr. Redsun held various marketing roles at Helio, Inc., Motorola, Inc., Gateway, Inc. and NIKE, Inc.
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
Stephen P. Woodside joined Columbia in August 2014 as Vice President of Global Product Manufacturing.  Prior to joining Columbia, Mr. Woodside served as Vice President Global Manufacturing at VF Corporation from 2013 to 2014 and General Manager of Greater China at Nike, Inc. from 2009 to 2013, and held various other senior sourcing and supply chain roles at NIKE, Inc. between 1994 and 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol “COLM.” At February 13, 2015, we had approximately 313 shareholders of record. All references below to per share amounts have been retroactively adjusted to reflect our September 26, 2014 two-for-one stock split.
Following are the quarterly high and low sale prices for our common stock for the years ended December 31, 2014 and 2013:

	HIGH	LOW	DIVIDENDS DECLARED
2014
First Quarter	$44.13	$36.09	$0.14
Second Quarter	$44.98	$38.72	$0.14
Third Quarter	$42.69	$35.14	$0.14
Fourth Quarter	$45.87	$34.25	$0.15
2013
First Quarter	$29.97	$23.86	$0.11
Second Quarter	$31.64	$28.06	$0.11
Third Quarter	$33.35	$27.79	$0.11
Fourth Quarter	$39.74	$28.94	$0.13
Our current dividend policy is dependent on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. For various restrictions on our ability to pay dividends, see Note 9 of Notes to Consolidated Financial Statements.
Performance Graph
The line graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 400 Mid-Cap Index and the Russell 3000 Textiles Apparel Manufacturers for the period beginning December 31, 2009 and ending December 31, 2014. The graph assumes that $100 was invested on December 31, 2009, and that any dividends were reinvested.
Historical stock price performance should not be relied on as indicative of future stock price performance.

Columbia Sportswear Company
Stock Price Performance
December 31, 2009—December 31, 2014

$300
$250
$200
$150
$100
$50
$0
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
Columbia Sportswear Company
S&P 400 Mid-Cap Index
Russell 3000 Textiles Apparel & Shoes Index

Total Return Analysis

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Columbia Sportswear Co.	$100.00	$161.08	$126.22	$147.23	$220.57	$252.97
S&P 400 Mid-Cap Index	$100.00	$126.64	$124.73	$146.70	$195.84	$214.97
Russell 3000 Textiles Apparel Mfrs.	$100.00	$131.73	$147.45	$165.07	$242.74	$269.90
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 through October 31, 2014	365,902	$35.63	365,902	$43,557,000
November 1, 2014 through November 30, 2014	—	—	—	43,557,000
December 1, 2014 through December 31, 2014	—	—	—	43,557,000
Total	365,902	$35.63	365,902	$43,557,000

(1)
Since the inception of our stock repurchase plan in 2004 through December 31, 2014, our Board of Directors has authorized the repurchase of up to $500,000,000 of our common stock. In January 2015, our Board of Directors authorized the repurchase of an additional $200,000,000 of our common stock, which is not included in the table above. As of

December 31, 2014, we had repurchased 19,607,058 shares under this program for an aggregate purchase price of approximately $456,443,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 6.    SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2014 have been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and accompanying Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7. All references below to share or per share amounts have been retroactively adjusted to reflect our September 26, 2014 two-for-one stock split.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$2,100,590	$1,684,996	$1,669,563	$1,693,985	$1,483,524
Net income attributable to Columbia Sportswear Company	137,173	94,341	99,859	103,479	77,037
Per Share of Common Stock Data:
Earnings per share attributable to Columbia Sportswear Company:
Basic	$1.97	$1.37	$1.48	$1.53	$1.14
Diluted	1.94	1.36	1.46	1.51	1.13
Cash dividends per share	0.57	0.46	0.44	0.43	1.12
Weighted average shares outstanding:
Basic	69,807	68,756	67,680	67,616	67,450
Diluted	70,681	69,434	68,264	68,408	68,184

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$1,792,209	$1,605,588	$1,458,842	$1,382,542	$1,294,754
Note payable to related party	15,728	—	—	—	—

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This annual report, including Item 1 of Part I and Item 7 of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, including from the operations of our China joint venture and prAna subsidiary, profitability and the effect of specified factors on profitability for 2015, expenses, input costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, investments in and implementation of our information technology systems, our direct-to-consumer channels and other capital expenditures, access to raw materials and factory capacity, financing and working capital requirements and resources, tax rates and pre-tax income, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
On September 26th, 2014, we completed a two-for-one stock split in the form of a 100% stock dividend. All references made to share or per share amounts have been retroactively adjusted to reflect the stock split.
Our Business
As one of the largest outdoor and active lifestyle apparel and footwear companies in the world, we design, source, market and distribute outdoor and active lifestyle apparel, footwear, accessories and equipment under the Columbia, Mountain Hardwear, Sorel, prAna and Montrail brands. Our products are sold through a mix of wholesale distribution channels, independent distributors, and our own direct-to-consumer channels. In addition, we license some of our trademarks across a range of apparel, footwear, accessories and equipment.
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
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry and is heavily dependent upon seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. The expansion of our direct-to-consumer operations has increased the proportion of sales, profits and cash flows that we generate in the fourth calendar quarter. As a result, our sales and profits tend to be highest in the third and fourth calendar quarters. In 2014, approximately 60 percent of our net sales and approximately 90 percent of our profitability was realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
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

Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in economic and geopolitical conditions. Sales of our products are subject to substantial cyclical fluctuation, the effects of unseasonable weather conditions, the relative popularity of competitors' brands, and the continued popularity of outdoor and active lifestyles in key markets. Volatile economic and geopolitical environments in key markets, seasonal weather patterns and inflationary or volatile input costs reduce the predictability of our business.
Business Developments
On January 1, 2014 we commenced operations of a majority-owned joint venture in mainland China with Swire Resources Limited ("Swire"). As a 60% majority-owned entity that we control, the joint venture's operations are included in our consolidated financial results.
On May 30, 2014, we purchased 100% of the equity interest in prAna Living LLC (“prAna”) for $188.5 million, net of acquired cash. PrAna is a lifestyle apparel brand sold through approximately 1,400 select specialty and online retailers across North America, as well as through five company-owned retail stores, an e-commerce site and direct-mail catalogs. The acquisition of prAna strengthens and diversifies our brand portfolio and generally offsets some of the more seasonal sales effects found within our existing portfolio of brands. The acquisition was funded with cash on hand.
Business Outlook
We expect 2015 profitability to be affected by the following major factors:

•	Net sales growth in the Columbia and Sorel brands in our United States and Canada wholesale channels;

•	Continued growth and increased investment in our direct-to-consumer businesses in the United States and Canada;

•	Difficult economic and/or competitive environments in certain key international markets, particularly Korea, Russia and China;

•	Incremental financial results from the prAna business, which was acquired on May 30, 2014; and

•	The unfavorable effects of foreign currency exchange rates on gross margin and translation of operating results.
Consistent with the historical seasonality of the business, we anticipate 2015 profitability and profitability growth to be heavily concentrated in the second half of the year.
We implemented our new ERP system in the United States in early April 2014 which, when combined with our Canadian operation, brings our North American wholesale business and the majority of our global supply chain operations onto our new platform. The next planned phase of our global ERP system initiative is to transition our global distributor business to our new ERP system in 2015.
The global business climate continues to present us with a great deal of uncertainty, making it difficult to predict future results. Factors that could significantly affect our full year 2015 outlook include:

•
Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on order cancellations, sales returns, customer accommodations, reorders, direct-to-consumer sales and suppressed demand in subsequent seasons;

•	Macroeconomic trends affecting consumer traffic and spending in brick and mortar retail channels;

•	The rate of new store expansion and performance of our existing stores and e-commerce sites in our global direct-to-consumer operations;

•	Changes in mix and volume of full price sales in relation to closeout product sales and promotional sales activity;

•	Production capacity constraints and associated risks, including timely delivery, quality and non-compliance;

•	Costs and business interruption risks related to our supply chain, including work slowdowns and stoppages due to labor disputes at west coast ports in the United States;

•	Risks associated with information technology infrastructure investments and projects, including our multi-year global ERP system implementation;

•	Our ability to effectively manage operating costs;

•	Continued political and economic uncertainty, which is creating headwinds in key global markets; and

•	Fluctuating foreign currency exchange rates.
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
Highlights of the Year Ended December 31, 2014

•
Net sales increased $415.6 million, or 25%, to $2,100.6 million in 2014 from $1,685.0 million in 2013. Changes in foreign currency exchange rates compared with 2013 negatively affected the consolidated net sales comparison by approximately one percentage point.

•
Net income attributable to Columbia Sportswear Company increased 45% to $137.2 million in 2014 from $94.3 million in 2013, and diluted earnings per share increased to $1.94 in 2014 compared to $1.36 in 2013.

•	We paid cash dividends totaling $39.8 million, or $0.57 per share, in 2014.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.5	55.9	57.1
Gross profit	45.5	44.1	42.9
Selling, general and administrative expense	36.3	37.1	35.7
Net licensing income	0.3	0.8	0.8
Income from operations	9.5	7.8	8.0
Interest income, net	—	—	—
Interest expense on note payable to related party	(0.1)	—	—
Other non-operating expense	—	—	—
Income before income tax	9.4	7.8	8.0
Income tax expense	(2.7)	(2.2)	(2.0)
Net income	6.7	5.6	6.0
Net income (loss) attributable to non-controlling interest	0.2	—	—
Net income attributable to Columbia Sportswear Company	6.5%	5.6%	6.0%
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Sales:    Consolidated net sales increased $415.6 million, or 25%, to $2,100.6 million in 2014 from $1,685.0 million in 2013. Changes in foreign currency exchange rates compared with 2013 negatively affected the net sales comparison by approximately one percentage point.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Year Ended December 31,
	2014	2013	% Change
	(In millions, except for percentage changes)
United States	$1,198.4	$971.3	23%
LAAP	491.6	354.4	39%
EMEA	259.2	240.7	8%
Canada	151.4	118.6	28%
	$2,100.6	$1,685.0	25%
Net sales in the United States increased $227.1 million, or 23%, to $1,198.4 million in 2014 from $971.3 million in 2013. The increase in net sales in the United States was led by a net sales increase in apparel, accessories and equipment, followed by footwear, and was led by a net sales increase in our direct-to-consumer channel, followed by our wholesale business and $53.7 million of incremental prAna brand net sales. The increase in direct-to-consumer net sales was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At December 31, 2014, we operated 93 retail stores, including 5 prAna branded stores, compared with 72 stores at December 31, 2013. The increase in wholesale net sales was due to shipments of increased fall season advance orders.
Net sales in the LAAP region increased $137.2 million, or 39%, to $491.6 million in 2014 from $354.4 million in 2013. Changes in foreign currency exchange rates negatively affected the LAAP net sales comparison by approximately two percentage points. The net sales increase in the LAAP region was led by a net sales increase in apparel, accessories and equipment, followed by a net sales increase in footwear. The LAAP net sales increase was concentrated in the Columbia brand, followed by the Sorel brand, partially offset by a net sales decrease in the Mountain Hardwear brand. The LAAP net sales increase consisted of $161.4 million of incremental net sales by our joint venture in China, partially offset by net sales decreases in Korea and to our LAAP distributors. The decrease in Korea net sales was primarily due to business weakness amid the extremely competitive nature of the outdoor sector in that country. Net sales to our LAAP distributors decreased primarily due to ongoing currency constraints and import restrictions in key Latin American distributor markets that have severely restricted trade and the transition to a joint venture in China from our previous distributor model.
Net sales in the EMEA region increased $18.5 million, or 8%, to $259.2 million in 2014 from $240.7 million in 2013. Changes in foreign currency exchange rates compared to 2013 contributed approximately one percentage point of benefit to the EMEA net sales comparison. The increase in net sales in the EMEA region was led by footwear, followed by apparel, accessories and equipment. The net sales increase was concentrated in the Columbia brand and was led by a net sales increase in our EMEA distributor business, followed by our EMEA direct business.
Net sales in Canada increased $32.8 million, or 28%, to $151.4 million in 2014 from $118.6 million in 2013. Changes in foreign currency exchange rates compared to 2013 negatively affected the Canada net sales comparison by approximately eight percentage points. The increase in net sales was led by apparel, accessories and equipment, followed by footwear, and was led by the Columbia brand, followed by the Sorel brand, partially offset by a net sales decrease in the Mountain Hardwear brand. The Canada net sales increase was led by wholesale net sales, followed by an increase in direct-to-consumer net sales.
Sales by Brand
Net sales by brand are summarized in the following table:

	Year Ended December 31,
	2014	2013	% Change
	(In millions, except for percentage changes)
Columbia	$1,750.3	$1,412.9	24%
Sorel	166.2	128.7	29%
Mountain Hardwear	119.8	132.5	(10)%
prAna	53.7	—	—
Other	10.6	10.9	(3)%
	$2,100.6	$1,685.0	25%
The net sales increase in 2014 compared to 2013 was led by the Columbia brand, followed by incremental net sales from the prAna brand and increased Sorel net sales, partially offset by decreased Mountain Hardwear net sales. The increase in Columbia brand net sales was primarily the result of incremental net sales by our China joint venture and increased wholesale and direct-to-consumer net sales in the United States.

Sales by Product Category
Net sales by product category are summarized in the following table:

	Year Ended December 31,
	2014	2013	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$1,676.2	$1,374.6	22%
Footwear	424.4	310.4	37%
	$2,100.6	$1,685.0	25%
Net sales of apparel, accessories and equipment increased $301.6 million, or 22%, to $1,676.2 million in 2014 from $1,374.6 million in 2013. The increase in apparel, accessories and equipment net sales was led by a net sales increase in the Columbia brand, followed by $53.7 million of incremental prAna brand net sales, and was led by the United States, followed by the LAAP region, Canada and the EMEA region. The net sales increase in apparel, accessories and equipment in the United States was led by our direct-to-consumer business, followed by our wholesale business and incremental prAna brand net sales. The apparel, accessories and equipment net sales increase in the LAAP region consisted of incremental sales by our China joint venture.
Net sales of footwear increased $114.0 million, or 37%, to $424.4 million in 2014 from $310.4 million in 2013. The increase in footwear net sales was led by the Columbia brand, followed by the Sorel brand. The footwear net sales increase was led by the LAAP region, followed by the United States, Canada and the EMEA region. The LAAP footwear net sales increase primarily consisted of incremental sales by our China joint venture. The net sales increase in footwear in the United States was led by our wholesale business, followed by our direct-to-consumer business.
Gross Profit:    Gross profit as a percentage of net sales increased to 45.5% in 2014 from 44.1% in 2013. Gross margin expansion was primarily due to:

•	Improved direct-to-consumer gross margins driven by a stronger product assortment and less promotional activity;

•	The effect of including in gross profit amounts that were previously recognized as licensing income prior to commencement of the China joint venture; and

•	A higher proportion of full-price wholesale sales;
partially offset by:

•	Increased inventory valuation reserves in our Korean business; and

•	Unfavorable foreign currency hedge rates.

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
SG&A expense increased $137.4 million, or 22%, to $763.1 million, or 36.3% of net sales, in 2014, from $625.7 million, or 37.1% of net sales, in 2013. The SG&A expense increase was primarily due to:

•	Incremental operating costs associated with the China joint venture and prAna;

•	Increased demand creation expenses;

•	The expansion of our direct-to-consumer operations globally;

•	Increased operating costs of our new ERP and related information technology initiatives; and

•	Increased personnel and incentive compensation costs;
partially offset by:

•	Non-recurrence of a 2013 impairment charge to write-down the carrying amount of our Europe distribution center; and

•	Favorable foreign currency exchange rates.
Depreciation and amortization included in SG&A expense totaled $49.2 million in 2014, compared to $39.6 million in 2013.
Net Licensing Income:    Net licensing income decreased $6.8 million to $7.0 million in 2014, compared to $13.8 million in 2013. The decrease in net licensing income was concentrated in the LAAP region and was a result of the effect of including in gross profit amounts that were previously recognized in licensing income prior to the commencement of our China joint venture.
Income Tax Expense:    Income tax expense increased to $56.7 million in 2014 from $37.8 million in 2013. Our effective income tax rate decreased to 28.5% from 28.8% in 2013.
Net Income attributable to Columbia Sportswear Company: Net income increased $42.9 million, or 45%, to $137.2 million in 2014 from $94.3 million in 2013. Diluted earnings per share was $1.94 in 2014 compared to $1.36 in 2013.
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

Selling, General and Administrative Expense:   SG&A expense increased $29.1 million, or 5%, to $625.7 million, or 37.1% of net sales, in 2013, from $596.6 million, or 35.7% of net sales, in 2012. The SG&A expense increase was primarily due to:

•	The expansion of direct-to-consumer operations globally;

•	Increased incentive compensation; and

•	Higher impairment charges resulting from the write-down in 2013 of our Europe distribution center;
partially offset by:

•	Favorable foreign currency hedge rates; and

•	Decreased operating costs in our Europe operations.
Depreciation and amortization included in SG&A expense totaled $39.6 million in 2013, compared to $39.9 million in 2012.
Net Licensing Income:    Net licensing income was flat at $13.8 million in both 2013 and 2012. Increases in domestic licensing income were offset by a decrease in LAAP licensing income due to the deferral of 2013 licensing income that will be recognized in gross profit in future periods beginning in 2014 in connection with our transition to a joint venture in China.
Income Tax Expense:    Income tax expense increased to $37.8 million in 2013 from $34.0 million in 2012. Our effective income tax rate increased to 28.8% from 25.4% in 2012, primarily due to changes in the geographic mix of income and decreased tax benefits from the resolution of uncertain tax positions.
Net Income attributable to Columbia Sportswear Company: Net income decreased $5.6 million, or 6%, to $94.3 million in 2013, including an impairment charge of approximately $5.6 million, net of tax, from $99.9 million in 2012. Diluted earnings per share was $1.36 in 2013, including an impairment charge of $0.08 per share, net of tax, compared to $1.46 in 2012.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our ongoing ERP system implementation, general corporate needs, and the expansion of our global operations, including our joint venture in China. At December 31, 2014, we had total cash and cash equivalents of $413.6 million compared to $437.5 million at December 31, 2013. In addition, we had short-term investments of $27.3 million at December 31, 2014 compared to $91.8 million at December 31, 2013. At December 31, 2014, approximately 43% of our cash and short-term investments were held by our foreign subsidiaries where a repatriation of those funds to the United States would likely result in a significant tax expense for us.  However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States.  In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
2014 compared to 2013
Net cash provided by operating activities was $185.8 million in 2014 compared to $274.3 million in 2013. The decrease in cash provided by operating activities was primarily due to increases in inventory and accounts receivable for the year ended December 31, 2014 compared to decreases in the prior year, partially offset by an increase in net income and a larger increase in accounts payable and accrued liabilities for the year ended December 31, 2014 compared to the prior year.
Net cash used in investing activities was $184.0 million in 2014 compared to $116.1 million in 2013. For 2014, net cash used in investing activities primarily consisted of $188.5 million for the net cash purchase of prAna and $60.3 million for capital expenditures, including development of our ongoing global ERP system and investments in our direct-to-consumer businesses, partially offset by $64.7 million of net sales of short-term investments. For 2013, net cash used in investing activities primarily consisted of $69.4 million for capital expenditures and $46.8 million for net purchases of short-term investments.
Net cash used in financing activities was $14.6 million in 2014 compared to $4.7 million in 2013. For 2014, net cash used in financing activities primarily consisted of dividend payments of $39.8 million and the repurchase of common stock at an aggregate price of $15.0 million, partially offset by net proceeds of $19.1 million from the issuance of common stock related to our stock compensation programs and proceeds from a related party note from our China joint venture partner of $16.1 million. For 2013, net cash used in financing activities primarily consisted of dividend payments of $31.3 million, partially offset by net proceeds of $17.2 million from the issuance of common stock and an $8.0 million capital contribution from our China joint venture partner.
2013 compared to 2012
Net cash provided by operating activities was $274.3 million in 2013 compared to $148.7 million in 2012. The increase in cash provided by operating activities was primarily due to larger decreases in inventory and accounts receivable for the year ended December 31, 2013 compared to the prior year and an increase in accounts payable and accrued liabilities for the year ended December 31, 2013 compared to a decrease in the prior year.
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
Net cash used in financing activities was $4.7 million in 2013 compared to $15.7 million in 2012. For 2013, net cash used in financing activities primarily consisted of dividend payments of $31.3 million, partially offset by net proceeds of $17.2 million from the issuance of common stock related to our stock compensation program and an $8.0 million capital contribution from our China joint venture partner, which was recorded in equity as a non-controlling interest. For 2012, net cash used in financing activities primarily consisted of dividend payments of $29.8 million, partially offset by net proceeds of $13.1 million from the issuance of common stock.
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At December 31, 2014, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined limit of approximately $92.6 million at December 31, 2014, of which $2.8 million is designated as a European customs guarantee. At December 31, 2014, there was no balance outstanding under these lines of credit.
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
Contractual obligations
The following table presents our estimated contractual commitments (in thousands):

	Year ended December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Inventory purchase obligations (1)	$287,002	$—	$—	$—	$—	$—	$287,002
Operating leases (2)	51,765	49,851	45,748	41,181	32,629	114,600	335,774
—————
(1)    See Inventory Purchase Obligations in Note 14 of Notes to Consolidated Financial Statements.
(2)    See Operating Leases in Note 14 of Notes to Consolidated Financial Statements.
We have recorded long-term liabilities for net unrecognized tax benefits related to income tax uncertainties in our Consolidated Balance Sheet at December 31, 2014 of approximately $9.4 million; however, they have not been included in the table above because we are uncertain about whether or when these amounts may be settled. See Note 11 of Notes to Consolidated Financial Statements.
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
The net fair value of our derivative contracts was favorable by approximately $11.8 million at December 31, 2014. A 10% unfavorable exchange rate change in the euro, Canadian dollar, yen and renminbi against the U.S. dollar would have resulted in the net fair value declining by approximately $18.4 million at December 31, 2014. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.
Our negotiated credit facilities generally charge interest based on a benchmark rate such as the London Interbank Offered Rate (“LIBOR”).  Fluctuations in short-term interest rates cause interest payments on drawn amounts to increase or decrease.   At December 31, 2014, our credit facilities did not have an outstanding balance.
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
Revenue Recognition
We record wholesale, distributor, e-commerce and licensed product revenues when title passes and the risks and rewards of ownership have passed to the customer. Title generally passes upon shipment to or upon receipt by the customer depending on the terms of sale with the customer. Retail store revenues are recorded at the time of sale. Revenue is recorded net of sales taxes, value added taxes or similar taxes, which are collected on behalf of local taxing authorities.
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
Acquisition Accounting
We account for business combinations using the purchase method, which requires us to allocate the cost of an acquired business to the acquired assets and liabilities based on their estimated fair values at the acquisition date. We recognize the excess of an acquired business' cost over the fair value of the acquired assets and liabilities as goodwill. Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. We use a variety of information sources to determine the fair value of acquired assets and liabilities and we generally use third party appraisers to assist us in the determination of the fair value and useful lives of identifiable intangible assets.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Columbia Sportswear Company
Portland, Oregon
We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Sportswear Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/    DELOITTE & TOUCHE LLP
Portland, Oregon
February 26, 2015

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$413,558	$437,489
Short-term investments	27,267	91,755
Accounts receivable, net (Note 6)	344,390	306,878
Inventories	384,650	329,228
Deferred income taxes (Note 11)	57,001	52,041
Prepaid expenses and other current assets	39,175	33,081
Total current assets	1,266,041	1,250,472
Property, plant, and equipment, net (Note 7)	291,563	279,373
Intangible assets, net (Notes 3, 8)	143,731	36,288
Goodwill (Notes 3, 8)	68,594	14,438
Other non-current assets	22,280	25,017
Total assets	$1,792,209	$1,605,588
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$214,275	$173,557
Accrued liabilities (Note 10)	144,288	120,397
Income taxes payable (Note 11)	14,388	7,251
Deferred income taxes (Note 11)	169	49
Total current liabilities	373,120	301,254
Note payable to related party (Note 22)	15,728	—
Other long-term liabilities (Notes 12, 13)	35,435	29,527
Income taxes payable (Note 11)	9,388	13,984
Deferred income taxes (Note 11)	3,304	7,959
Total liabilities	436,975	352,724
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 250,000 shares authorized; 69,828 and 69,190 issued and outstanding (Note 15)	72,700	52,325
Retained earnings	1,255,070	1,157,733
Accumulated other comprehensive income (Note 18)	15,833	35,360
Total Columbia Sportswear Company shareholders’ equity	1,343,603	1,245,418
Non-controlling interest (Note 5)	11,631	7,446
Total equity	1,355,234	1,252,864
Total liabilities and equity	$1,792,209	$1,605,588

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net sales	$2,100,590	$1,684,996	$1,669,563
Cost of sales	1,145,639	941,341	953,169
Gross profit	954,951	743,655	716,394
Selling, general and administrative expenses	763,063	625,656	596,635
Net licensing income	6,956	13,795	13,769
Income from operations	198,844	131,794	133,528
Interest income, net	1,004	503	379
Interest expense on note payable to related party (Note 22)	(1,053)	—	—
Other non-operating expense	(274)	(871)	—
Income before income tax	198,521	131,426	133,907
Income tax expense (Note 11)	(56,662)	(37,823)	(34,048)
Net income	141,859	93,603	99,859
Net income (loss) attributable to non-controlling interest	4,686	(738)	—
Net income attributable to Columbia Sportswear Company	$137,173	$94,341	$99,859
Earnings per share attributable to Columbia Sportswear Company (Note 17):
Basic	$1.97	$1.37	$1.48
Diluted	1.94	1.36	1.46
Weighted average shares outstanding (Note 17):
Basic	69,807	68,756	67,680
Diluted	70,681	69,434	68,264

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$141,859	$93,603	$99,859
Other comprehensive loss:
Unrealized holding gains (losses) on available-for-sale securities (net of tax (expense) benefit of ($5), ($2), and $4, respectively)	10	3	(7)
Unrealized gains (losses) on derivative transactions (net of tax (expense) benefit of ($1,507), $9 and ($171), respectively)	7,751	(1,261)	(4,745)
Foreign currency translation adjustments (net of tax benefit (expense) of $1,023, ($191) and ($59), respectively)	(27,789)	(9,861)	4,518
Other comprehensive loss	(20,028)	(11,119)	(234)
Comprehensive income	121,831	82,484	99,625
Comprehensive income (loss) attributable to non-controlling interest	4,185	(554)	—
Comprehensive income attributable to Columbia Sportswear Company	$117,646	$83,038	$99,625

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$141,859	$93,603	$99,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,017	40,871	40,892
Loss on disposal or impairment of property, plant, and equipment	481	9,344	1,582
Deferred income taxes	(6,978)	8,818	7,140
Stock-based compensation	11,120	8,878	7,833
Excess tax benefit from employee stock plans	(4,927)	(1,532)	(1,016)
Changes in operating assets and liabilities:
Accounts receivable	(31,478)	27,442	18,166
Inventories	(62,086)	34,089	2,951
Prepaid expenses and other current assets	(4,869)	5,166	(2,025)
Other assets	4,291	(4,215)	(1,259)
Accounts payable	41,941	31,711	(12,330)
Accrued liabilities	35,051	12,210	(5,199)
Income taxes payable	1,166	5,534	(11,052)
Other liabilities	6,195	2,356	3,126
Net cash provided by operating activities	185,783	274,275	148,668
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(188,467)	—	—
Purchases of short-term investments	(48,243)	(125,390)	(83,969)
Sales of short-term investments	112,895	78,636	42,319
Capital expenditures	(60,283)	(69,443)	(50,491)
Proceeds from sale of property, plant, and equipment	71	111	7,099
Net cash used in investing activities	(184,027)	(116,086)	(85,042)
Cash flows from financing activities:
Proceeds from credit facilities	52,356	69,136	100,654
Repayments on credit facilities	(52,205)	(69,292)	(100,498)
Proceeds from issuance of common stock under employee stock plans	22,277	19,537	14,600
Tax payments related to restricted stock unit issuances	(3,141)	(2,291)	(1,486)
Excess tax benefit from employee stock plans	4,927	1,532	1,016
Repurchase of common stock	(15,000)	—	(206)
Proceeds from note payable to related party	16,072	—	—
Capital contribution from non-controlling interest	—	8,000	—
Cash dividends paid	(39,836)	(31,298)	(29,780)
Net cash used in financing activities	(14,550)	(4,676)	(15,700)
Net effect of exchange rate changes on cash	(11,137)	(6,805)	1,821
Net increase (decrease) in cash and cash equivalents	(23,931)	146,708	49,747
Cash and cash equivalents, beginning of year	437,489	290,781	241,034
Cash and cash equivalents, end of year	$413,558	$437,489	$290,781
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$53,958	$22,771	$43,696
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	7,196	5,195	5,313

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2012	67,276	$3,037	$1,024,611	$46,897	$—	$1,074,545
Net income	—	—	99,859	—	—	99,859
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities, net	—	—	—	(7)	—	(7)
Unrealized holding losses on derivative transactions, net	—	—	—	(4,745)	—	(4,745)
Foreign currency translation adjustment, net	—	—	—	4,518	—	4,518
Cash dividends ($0.44 per share)	—	—	(29,780)	—	—	(29,780)
Issuance of common stock under employee stock plans, net	882	13,114	—	—	—	13,114
Tax adjustment from stock plans	—	1,036	—	—	—	1,036
Stock-based compensation expense	—	7,833	—	—	—	7,833
Repurchase of common stock	(8)	(206)	—	—	—	(206)
BALANCE, DECEMBER 31, 2012	68,150	24,814	1,094,690	46,663	—	1,166,167
Net income (loss)	—	—	94,341	—	(738)	93,603
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	3	—	3
Unrealized holding losses on derivative transactions, net	—	—	—	(1,261)	—	(1,261)
Foreign currency translation adjustment, net	—	—	—	(10,045)	184	(9,861)
Cash dividends ($0.46 per share)	—	—	(31,298)	—	—	(31,298)
Issuance of common stock under employee stock plans, net	1,040	17,246	—	—	—	17,246
Capital contribution from non-controlling interest	—	—	—	—	8,000	8,000
Tax adjustment from stock plans	—	1,387	—	—	—	1,387
Stock-based compensation expense	—	8,878	—	—	—	8,878
BALANCE, DECEMBER 31, 2013	69,190	52,325	1,157,733	35,360	7,446	1,252,864
Net income	—	—	137,173	—	4,686	141,859
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	10	—	10
Unrealized holding gains on derivative transactions, net	—	—	—	7,751	—	7,751
Foreign currency translation adjustment, net	—	—	—	(27,288)	(501)	(27,789)
Cash dividends ($0.57 per share)	—	—	(39,836)	—	—	(39,836)
Issuance of common stock under employee stock plans, net	1,059	19,136	—	—	—	19,136
Tax adjustment from stock plans	—	5,119	—	—	—	5,119
Stock-based compensation expense	—	11,120	—	—	—	11,120
Repurchase of common stock	(421)	(15,000)	—	—	—	(15,000)
BALANCE, DECEMBER 31, 2014	69,828	$72,700	$1,255,070	$15,833	$11,631	$1,355,234

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
Nature of the business:
Columbia Sportswear Company is a global leader in the design, sourcing, marketing and distribution of outdoor and active lifestyle apparel, footwear, accessories and equipment.
Principles of consolidation:
The consolidated financial statements include the accounts of Columbia Sportswear Company, its wholly owned subsidiaries and entities in which it maintains a controlling financial interest (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.
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
Changes affecting comparability:
In 2014 and 2013, amounts relating to foreign currency gains and losses are reported as other non-operating expense on the Consolidated Statements of Operations. In 2012, amounts are immaterial and are presented in selling, general and administrative ("SG&A") expenses.
On September 26, 2014, the Company completed a two-for-one stock split paid in the form of a 100% stock dividend. All references made to share or per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and cash equivalents:
Cash and cash equivalents are stated at fair value or at cost, which approximates fair value, and include investments with original maturities of 90 days or less at the date of acquisition. At December 31, 2014 and 2013, cash and cash equivalents consisted of cash, money market funds, time deposits, certificates of deposit, reverse repurchase agreements and municipal bonds with original maturities ranging from overnight to less than 90 days.
Investments:
At December 31, 2014, short-term investments consisted of certificates of deposit and municipal bonds with original maturities greater than 90 days. At December 31, 2013, short-term investments consisted of certificates of deposit, municipal bonds with original maturities greater than 90 days, variable-rate demand notes that have features which enable the Company to sell back the bonds at par value within 7 days and shares in a short-term bond fund.  These investments are considered available for use in current operations.  The majority of short-term investments are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income.  The remainder of short-term investments consists of investments held as part of the Company's deferred compensation plan. These investments are classified as trading securities and are recorded at fair value with any unrealized gain and losses reported in operating income. Realized gains or losses are determined based on the specific identification method.
At December 31, 2014 and 2013, long-term investments included in other non-current assets consisted of mutual fund shares held to offset liabilities to participants in the Company’s deferred compensation plan. The investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next year. These

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported as a component of operating income.
Accounts receivable:
Accounts receivable have been reduced by an allowance for doubtful accounts. The Company makes ongoing estimates of the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of the Company’s customers to make required payments.
Inventories:
Inventories consist primarily of finished goods and are carried at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventories for excess, close-out or slow moving items and makes provisions as necessary to properly reflect inventory value.
Property, plant, and equipment:
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The principal estimated useful lives are: land improvements, 15 years; buildings and building improvements, 15-30 years; furniture and fixtures, 3-10 years; and machinery, software and equipment, 3-10 years. Leasehold improvements are depreciated over the lesser of the estimated useful life of the improvement, which is most commonly 7 years, or the remaining term of the underlying lease.
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
Impairment of long-lived assets:
Long-lived assets are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. Impairment charges for long-lived assets are included in SG&A expense and were $73,000, $8,995,000 and $1,653,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Charges during the years ended December 31, 2014 and 2012 were recorded in the United States and EMEA regions for retail stores. The charge during the year ended December 31, 2013 was recorded in the EMEA region for its European distribution center.
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
Derivatives:

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective portion of changes in fair values of outstanding cash flow hedges is recorded in other comprehensive income until earnings are affected by the hedged transaction, and any ineffective portion is included in current income. In most cases amounts recorded in other comprehensive income will be released to earnings some time after maturity of the related derivative. The Consolidated Statements of Operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in cost of sales when the underlying hedged transaction affect earnings. Results of hedges of revenue are recorded in net sales when the underlying hedged transactions affects earnings. Unrealized derivative gains and losses, which are recorded in assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Consolidated Statements of Cash Flows based on their respective balance sheet classifications. See Note 20 for more information on derivatives and risk management.
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
Revenue recognition:
The Company records wholesale, distributor, e-commerce and licensed product revenues when title passes and the risks and rewards of ownership have passed to the customer. Title generally passes upon shipment to, or upon receipt by, the customer depending on the terms of sale with the customer. Retail store revenues are recorded at the time of sale. Revenue is recorded net of sales taxes, value added taxes or similar taxes, which are collected on behalf of local taxing authorities.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and handling costs:
Shipping and handling fees billed to customers and consumers are recorded as revenue. The direct costs associated with shipping goods to customers and consumers are recorded as cost of sales. Inventory planning, receiving and handling costs are recorded as a component of SG&A expenses and were $59,561,000, $56,891,000 and $59,212,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Advertising costs:
Advertising costs are expensed in the period incurred and are included in SG&A expenses. Total advertising expense, including cooperative advertising costs, was $110,109,000, $78,095,000 and $76,714,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs are included in expenses because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated. Cooperative advertising costs were $8,056,000, $6,032,000 and $7,851,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Recent Accounting Pronouncement:
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This accounting standard is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this accounting standard will have on the Company's financial position, results of operations or cash flows.
NOTE 3—BUSINESS ACQUISITION
On May 30, 2014, the Company purchased 100% of the equity interest in prAna Living LLC (“prAna”) for $188,467,000, net of acquired cash of$4,946,000. PrAna is a lifestyle apparel brand sold through approximately 1,400 select specialty and online retailers across North America, as well as through five company-owned retail stores, an e-commerce site and direct-mail catalogs. The acquisition of prAna strengthens and diversifies the Company's brand portfolio and generally offsets some of the more seasonal sales effects found within existing Columbia brands. The acquisition was funded with cash on hand.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PrAna contributed net sales of $53,715,000 and net loss of $2,434,000 to the Company from May 31, 2014 to December 31, 2014, including amortization of acquired assets of $7,326,000. In addition, the Company incurred transaction costs of $3,387,000 during the year ended December 31, 2014. These acquisition and integration costs are included in SG&A expenses in the Consolidated Statements of Operations for the year ended December 31, 2014.
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
The following table summarizes the fair value of the net assets acquired and liabilities assumed and measurement period adjustments since May 30, 2014, the acquisition date (in thousands). Measurement period adjustments since the May 30, 2014 acquisition date were not significant.

Valuation at December 31, 2014
Cash	$4,946
Accounts receivable	10,021
Inventories	9,641
Other current assets	2,531
Property, plant and equipment	5,192
Acquired intangible assets	114,500
Other non-current assets	258
Total assets acquired	147,089

Accounts payable	2,803
Other current liabilities	5,029
Total liabilities assumed	7,832

Net identifiable assets acquired	139,257
Goodwill	54,156
Net assets acquired	$193,413
The following table sets forth the components of identifiable intangible assets and their estimated useful lives as of May 30, 2014, the acquisition date (in thousands, except for estimated useful lives, in years):

	Estimated fair value	Estimated useful life, in years
Trade name	$88,000	Indefinite
Customer relationships	23,000	3-10 years
Order backlog	3,500	Less than 1 year
Total	$114,500
The order backlog was fully amortized during the year ending December 31, 2014.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	(unaudited)
	Year Ended December 31,
	2014	2013
Net sales	$2,144,022	$1,767,505
Net income attributable to Columbia Sportswear Company	145,483	94,170
Earnings per share attributable to Columbia Sportswear Company:
Basic	$2.08	$1.37
Diluted	2.06	1.36
The unaudited pro forma financial information is presented for illustrative purposes only and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The unaudited pro forma consolidated net income includes differences in the amount and timing of amortization of acquired intangible assets and the fair value adjustment for acquired inventory. As a result, under the assumed pro forma acquisition date of January 1, 2013, net income for the year ended December 31, 2014 and 2013 includes pre-tax purchase accounting amortization of $3,817,000 and $8,917,000, respectively. The pro forma net income attributable to the Company excludes nonrecurring transaction costs of $3,387,000. The pro forma results also do not include, among other items, the effects of anticipated synergies from combining the two companies or differences in the combined Company's operating cost structure.
NOTE 4—CONCENTRATIONS
Trade Receivables
The Company had one customer in its Canada segment that accounted for approximately 11.2% and 10.5% of consolidated accounts receivable at December 31, 2014 and 2013, respectively. No single customer accounted for 10% or more of consolidated revenues for any of the years ended December 31, 2014, 2013, or 2012.
Derivatives
The Company uses derivative instruments to hedge the currency exchange rate risk of anticipated transactions denominated in non-functional currencies that are designated and qualify as cash flow hedges. The Company also uses derivative instruments to economically hedge the currency exchange rate risk of certain investment positions, to hedge balance sheet re-measurement risk and to hedge other anticipated transactions that do not qualify as cash flow hedges. At December 31, 2014, the Company’s derivative contracts had a remaining maturity of less than one year. The maximum net

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $4,000,000 at December 31, 2014. All of the Company’s derivative counterparties have investment grade credit ratings and as a result, the Company does not require collateral to facilitate transactions. See Note 20 for further disclosures concerning derivatives.
Country and supplier concentrations
The Company’s products are produced by contract manufacturers located outside the United States, principally in Southeast Asia. Apparel is manufactured in approximately 17 countries, with Vietnam and China accounting for approximately 68% of 2014 global apparel production. Footwear is manufactured in five countries, with China and Vietnam accounting for substantially all of 2014 global footwear production. The five largest apparel factory groups accounted for approximately 30% of 2014 global apparel production, with the largest factory group accounting for 11% of 2014 global apparel production. The five largest footwear factory groups accounted for approximately 85% of 2014 global footwear production, with the largest factory group accounting for 41% of 2014 global footwear production. These companies, however, have multiple factory locations, many of which are in different countries, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on the Company.
NOTE 5—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources, Limited ("Swire") to support the development of the Company's business in China. The joint venture was in a formation and start-up phase during 2013 and began operations on January 1, 2014. In 2013, Swire made an initial capital contribution of $8,000,000 in cash, and the Company made an initial capital contribution of $12,000,000 in cash. The accounts and operations of the joint venture are included in the Consolidated Financial Statements as of December 31, 2014 and 2013. Swire's share of the net income (loss) of the joint venture is included in net income (loss) attributable to non-controlling interest in the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013. The 40% non-controlling equity interest in the joint venture is presented separately in the Consolidated Balance Sheets and Consolidated Statements of Equity for the years ended December 31, 2014 and 2013.
NOTE 6—ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, is as follows (in thousands):

	December 31,
	2014	2013
Trade accounts receivable	$353,333	$315,160
Allowance for doubtful accounts	(8,943)	(8,282)
Accounts receivable, net	$344,390	$306,878
NOTE 7—PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consisted of the following (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2014	2013
Land and improvements	$21,049	$21,321
Buildings and improvements	160,165	165,582
Machinery, software and equipment	281,132	212,097
Furniture and fixtures	72,292	65,540
Leasehold improvements	93,782	78,631
Construction in progress	8,755	62,582
	637,175	605,753
Less accumulated depreciation	(345,612)	(326,380)
	$291,563	$279,373
NOTE 8—INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets that are determined to have finite lives include patents, purchased technology and customer relationships and are amortized over their estimated useful lives, which range from approximately 3 to 10 years, and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. Goodwill and intangible assets with indefinite useful lives, including trademarks and trade names, are not amortized but are periodically evaluated for impairment.
Intangible assets
The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	December 31,
	2014	2013
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198
Customer relationships	23,000	—
Gross carrying amount	37,198	14,198
Accumulated amortization:
Patents and purchased technology	(6,661)	(5,331)
Customer relationships	(2,227)	—
Accumulated amortization	(8,888)	(5,331)
Net carrying amount	28,310	8,867
Intangible assets not subject to amortization	115,421	27,421
Intangible assets, net	$143,731	$36,288
Amortization expense for the years ended December 31, 2014, 2013, and 2012 was $7,057,000, $1,330,000 and $1,402,000, respectively. Amortization for the year ended December 31, 2014 included $3,500,000 of amortization related to the prAna order backlog, which was fully amortized during the year. Annual amortization expense for intangible assets subject to amortization is estimated to be $5,147,000 in 2015 and 2016, $3,883,000 in 2017 and $2,980,000 in 2018 and 2019.
Goodwill
Goodwill was $68,594,000 and $14,438,000 at December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, goodwill increased $54,156,000, net of a remeasurement period adjustment of $663,000, related to the prAna acquisition (see Note 3).

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2014, 2013 and 2012, the Company determined that its goodwill and intangible assets were not impaired.
NOTE 9—SHORT-TERM BORROWINGS AND CREDIT LINES
The Company has a domestic credit agreement for an unsecured, committed $125,000,000 revolving line of credit. The maturity date of this agreement is July 1, 2019. Interest, payable monthly, is based on the Company’s applicable funded debt ratio, ranging from USD LIBOR plus 87.5 to 162.5 basis points. This line of credit requires the Company to comply with certain financial covenants covering net income, funded debt ratio, fixed charge coverage ratio and borrowing basis. If the Company is in default, it is prohibited from paying dividends or repurchasing common stock. At December 31, 2014, the Company was in compliance with all associated covenants. At December 31, 2014 and 2013, no balance was outstanding under this line of credit.
The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing up to a maximum of C$30,000,000 (US$25,815,000) at December 31, 2014. The revolving line accrues interest at the bank’s Canadian prime rate. At December 31, 2014 and 2013, there was no balance outstanding under this line of credit.
The Company’s European subsidiary has available two separate unsecured and uncommitted lines of credit guaranteed by the parent company providing for borrowing up to a maximum of €25,800,000 and €5,000,000, respectively (combined US$37,261,000), at December 31, 2014, of which US$2,782,000 of the €5,000,000 line is designated as a European customs guarantee. These lines accrue interest based on the European Central Bank refinancing rate plus 50 basis points and the Euro Overnight Index Average plus 75 basis points, respectively. There was no balance outstanding under either line at December 31, 2014 or 2013.
The Company’s Japanese subsidiary has two separate unsecured and uncommitted lines of credit guaranteed by the parent company providing for borrowing up to a maximum of US$7,000,000 and ¥300,000,000, respectively (combined US$9,505,000), at December 31, 2014. These lines accrue interest at JPY LIBOR plus 100 basis points and the Bank of Tokyo Prime Rate, respectively. There was no balance outstanding under either line at December 31, 2014 or 2013.
The Company’s Korean subsidiary has available an unsecured and uncommitted line of credit agreement providing for borrowing up to a maximum of US$20,000,000. The revolving line accrues interest at the Korean three-month CD rate plus 220 basis points. There was no balance outstanding under this line at December 31, 2014 or 2013.
NOTE 10—ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued salaries, bonus, vacation and other benefits	$74,068	$68,046
Accrued import duties	10,318	10,594
Product warranties	11,148	10,768
Other	48,754	30,989
	$144,288	$120,397
A reconciliation of product warranties is as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$10,768	$10,209	$10,452
Provision for warranty claims	4,675	5,644	4,905
Warranty claims	(3,906)	(5,054)	(5,272)
Other	(389)	(31)	124
Balance at end of period	$11,148	$10,768	$10,209
NOTE 11—INCOME TAXES
Consolidated income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S. operations	$118,743	$88,561	$73,625
Foreign operations	79,778	42,865	60,282
Income before income tax	$198,521	$131,426	$133,907
The components of the provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$42,790	$14,953	$14,365
State and local	3,175	1,999	876
Non-U.S.	20,679	14,178	12,448
	66,644	31,130	27,689
Deferred:
Federal	(5,147)	11,363	5,806
State and local	(739)	(120)	690
Non-U.S.	(4,096)	(4,550)	(137)
	(9,982)	6,693	6,359
Income tax expense	$56,662	$37,823	$34,048
The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,
	2014	2013	2012
	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.5	1.5	1.7
Non-U.S. income taxed at different rates	(3.4)	(3.7)	(5.4)
Foreign tax credits	—	(0.5)	—
Reduction of unrecognized tax benefits	(3.2)	(1.9)	(4.3)
Research credits	(0.9)	(2.1)	(1.7)
Other	(0.5)	0.5	0.1
Actual provision for income taxes	28.5%	28.8%	25.4%

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred taxes consisted of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Non-deductible accruals and allowances	$44,678	$37,986
Capitalized inventory costs	25,962	22,589
Stock compensation	6,488	6,329
Net operating loss carryforwards	6,660	9,683
Depreciation and amortization	1,947	2,413
Tax credits	5,496	198
Other	578	1,055
Gross deferred tax assets	91,809	80,253
Valuation allowance	(6,008)	(8,633)
Net deferred tax assets	85,801	71,620
Deferred tax liabilities:
Depreciation and amortization	(25,579)	(20,243)
Foreign currency loss	(3,055)	(2,540)
Other	(814)	(810)
Gross deferred tax liabilities	(29,448)	(23,593)
Total net deferred taxes	$56,353	$48,027
The Company records net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company had net operating loss carryforwards at December 31, 2014 and 2013 in certain international tax jurisdictions of $51,965,000 and $76,525,000, respectively, which will begin to expire in 2017. The net operating losses result in deferred tax assets of $6,660,000 and $9,683,000 at December 31, 2014 and 2013, respectively. These deferred tax assets were subject to valuation allowances of $5,707,000 and $8,297,000 at December 31, 2014 and 2013, respectively. To the extent that the Company reverses a portion of the valuation allowance, the adjustment would be recorded as a reduction to income tax expense.
Non-current deferred tax assets of $2,825,000 and $3,994,000 are included as a component of other non-current assets in the consolidated balance sheet at December 31, 2014 and 2013, respectively.
The Company had undistributed earnings of foreign subsidiaries of approximately $381,959,000 at December 31, 2014 for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the United States. If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation. The amount of the unrecognized deferred tax liability associated with the undistributed earnings was approximately $92,123,000 at December 31, 2014. The unrecognized deferred tax liability approximates the excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.
The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Japan, South Korea, Switzerland and the United States. The Company has effectively settled Canadian tax examinations of all years through 2009, Japanese tax examinations of all years through 2010, French tax examinations of all years through 2011 and U.S. and Swiss tax examinations of all years through 2012. The Korean National Tax Service concluded an audit of the Company's 2009 through 2013 corporate income tax returns in May and the Company is appealing the results of the audit to the Korean Tax Tribunal.  The Italian tax authorities have notified the Company that its 2011 income tax return has been selected for

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

audit. Other than the audits previously noted, the Company is not currently under examination in any major jurisdiction, and the Company does not anticipate that adjustments relative to ongoing tax audits will result in material changes to its consolidated financial position, results of operations or cash flows.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2014	2013	2012
Balance at beginning of period	$14,639	$12,431	$14,316
Increases related to prior year tax positions	821	252	3,208
Decreases related to prior year tax positions	(7,623)	(332)	(19)
Increases related to current year tax positions	2,473	4,281	2,049
Settlements	(3,121)	(84)	(1,817)
Expiration of statute of limitations	(559)	(1,909)	(5,306)
Balance at end of period	$6,630	$14,639	$12,431
Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months following December 31, 2014 by a range of zero to $3,592,000. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.
Unrecognized tax benefits of $5,139,000 and $12,679,000 would affect the effective tax rate if recognized at December 31, 2014 and 2013, respectively.
The Company recognizes interest expense and penalties related to income tax matters in income tax expense. The Company recognized a net reversal of accrued interest and penalties of $65,000, $253,000 and $357,000 in 2014, 2013 and 2012, respectively, all of which related to uncertain tax positions. The Company had $2,758,000 and $2,823,000 of accrued interest and penalties related to uncertain tax positions at December 31, 2014 and 2013, respectively.
NOTE 12—OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Straight-line and deferred rent liabilities	$26,992	$22,525
Asset retirement obligations	2,404	2,052
Deferred compensation plan liability (Note 13)	6,039	4,855
Other	—	95
	$35,435	$29,527
NOTE 13—RETIREMENT SAVINGS PLANS
401(k) Profit-Sharing Plan
The Company has a 401(k) profit-sharing plan, which covers substantially all U.S. employees. Participation begins the first day of the quarter following completion of 30 days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All Company contributions to the plan as determined by the Board of Directors totaled $7,056,000, $5,200,000 and $4,966,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Plan
The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Company matching contributions to the plan totaled $239,000, $483,000 and $259,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment.
The Company has purchased specific mutual funds in the same amounts as the participant-directed investment selections underlying the deferred compensation liabilities. These investment securities and earnings thereon, held in an irrevocable trust, are intended to provide a source of funds to meet the deferred compensation obligations, subject to claims of creditors in the event of the Company’s insolvency. Changes in the market value of the participants' investment selections are recorded as an adjustment to the investments and as unrealized gains and losses in SG&A expense. A corresponding adjustment of an equal amount is made to the deferred compensation liabilities and compensation expense, which is included in SG&A expense.
At December 31, 2014 and 2013, the long-term portion of the liability to participants under this plan was $6,039,000 and $4,855,000, respectively, and was recorded in other long-term liabilities. At December 31, 2014 and 2013, the current portion of the participant liability was $485,000 and $336,000, respectively, and was recorded in accrued liabilities. At December 31, 2014 and 2013, the fair value of the long-term portion of the mutual fund investments related to this plan was $6,039,000 and $4,855,000, respectively, and was recorded in other non-current assets. At December 31, 2014 and 2013, the current portion of the mutual fund investments related to this plan was $485,000 and $336,000, respectively, and was recorded in short-term investments.
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
Rent expense, including percentage rent but excluding operating costs for which the Company is obligated, consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Rent expense included in SG&A expense	$62,704	$53,972	$51,853
Rent expense included in cost of sales	1,631	1,592	1,528
	$64,335	$55,564	$53,381
Approximate future minimum payments, including rent escalation clauses and stores that are not yet open, on all lease obligations at December 31, 2014, are as follows (in thousands). Operating lease obligations listed below do not include

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

percentage rent, real estate taxes, insurance, CAM, and other costs for which the Company is obligated. These operating lease commitments are not reflected on the Consolidated Balance Sheets.

2015	$51,765
2016	49,851
2017	45,748
2018	41,181
2019	32,629
Thereafter	114,600
$335,774
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders for sourced apparel, footwear, accessories and equipment, and raw material commitments not included in open production purchase orders. At December 31, 2014, inventory purchase obligations were $287,002,000.
Litigation
The Company is involved in litigation and various legal matters arising in the normal course of business, including matters related to employment, retail, intellectual property, contractual agreements and various regulatory compliance activities. Management has considered facts related to legal and regulatory matters and opinions of counsel handling these matters, and does not believe the ultimate resolution of these proceedings will have a material adverse effect on the Company's financial position, results of operations or cash flows.
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
NOTE 15—SHAREHOLDERS’ EQUITY
Since the inception of the Company’s stock repurchase plan in 2004 through December 31, 2014, the Company’s Board of Directors has authorized the repurchase of $500,000,000 of the Company’s common stock. As of December 31, 2014, the Company had repurchased 19,607,058 shares under this program at an aggregate purchase price of approximately $456,443,000. During the year ended December 31, 2014, the Company purchased an aggregate of $15,000,000 of common stock under the stock repurchase plan. In January 2015, the Board of Directors authorized the repurchase of an additional $200,000,000 of the Company's common stock, which brought the total amount available for repurchase up to $243,557,000. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
NOTE 16—STOCK-BASED COMPENSATION

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s stock incentive plan (the “Plan”) provides for issuance of up to 20,800,000 shares of the Company’s Common Stock, of which 3,839,136 shares were available for future grants under the Plan at December 31, 2014. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.
Stock-based compensation expense consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of sales	$399	$347	$287
SG&A expense	10,721	8,531	7,546
Pre-tax stock-based compensation expense	11,120	8,878	7,833
Income tax benefits	(3,874)	(3,102)	(2,724)
Total stock-based compensation expense, net of tax	$7,246	$5,776	$5,109
The Company realized a tax benefit for the deduction from stock-based award transactions of $8,835,000, $4,793,000, and $3,410,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Stock Options
Options to purchase the Company’s common stock are granted at exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant. Options generally vest and become exercisable ratably on an annual basis over a period of four years and expire ten years from the date of the grant.
The Company estimates the fair value of stock options using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield. The option's expected term is derived from historical option exercise behavior and the option's terms and conditions, which the Company believes provide a reasonable basis for estimating an expected term. The expected volatility is estimated based on observations of the Company's historical volatility over the most recent term commensurate with the expected term. The risk-free interest rate is based on the U.S. Treasury yield approximating the expected term. The dividend yield is based on the expected cash dividend payouts. Assumptions are evaluated and revised as necessary to reflect changes in market conditions and the Company’s experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards.
The following table presents the weighted average assumptions for the years ended December 31:

	2014	2013	2012
Expected term	4.69 years	4.70 years	4.78 years
Expected stock price volatility	27.62%	30.53%	32.20%
Risk-free interest rate	1.22%	0.71%	0.88%
Expected dividend yield	1.34%	1.62%	1.80%
Weighted average grant date fair value	$8.69	$6.18	$5.79
The following table summarizes stock option activity under the Plan:

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2012	3,838,192	$23.02	6.25	$9,141
Granted	716,338	24.41
Cancelled	(344,930)	26.45
Exercised	(761,622)	19.17
Options outstanding at December 31, 2012	3,447,978	23.82	6.15	13,001
Granted	708,220	27.33
Cancelled	(119,098)	26.67
Exercised	(888,836)	21.98
Options outstanding at December 31, 2013	3,148,264	25.02	6.36	45,187
Granted	512,761	39.69
Cancelled	(102,598)	28.39
Exercised	(917,642)	24.28
Options outstanding at December 31, 2014	2,640,785	$28.00	6.50	$43,682
Options vested and expected to vest at December 31, 2014	2,548,918	$27.80	6.42	$42,677
Options exercisable at December 31, 2014	1,290,374	$24.15	4.78	$26,315
The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day.
Total stock option compensation expense for the years ended December 31, 2014, 2013 and 2012 was $3,587,000, $3,479,000 and $3,180,000, respectively. At December 31, 2014, unrecognized costs related to stock options totaled approximately $5,837,000, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at December 31, 2014 are expected to be recognized over a weighted average period of 2.12 years. The aggregate intrinsic value of stock options exercised was $16,345,000, $7,491,000 and $5,517,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2014, 2013 and 2012 was $22,277,000, $19,537,000 and $14,600,000, respectively.
Restricted Stock Units
Service-based restricted stock units are granted at no cost to key employees and generally vest over a period of four years. Performance-based restricted stock units are granted at no cost to certain members of the Company’s senior executive team, excluding the Chairman and the President and Chief Executive Officer. Performance-based restricted stock units granted prior to 2010 generally vest over a performance period of between two and one-half and three years with an additional required service period of one year. Performance-based restricted stock units granted after 2009 generally vest over a performance period of between two and three years. Restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance and/or Company performance. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. For the years ended December 31, 2014, 2013 and 2012, the Company withheld 78,265, 83,366 and 60,598 shares, respectively, to satisfy $3,141,000, $2,291,000 and $1,486,000 of employees’ tax obligations, respectively.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table presents the weighted average assumptions for the years ended December 31:

	2014	2013	2012
Vesting period	3.83 years	3.84 years	3.86 years
Expected dividend yield	1.33%	1.58%	1.77%
Estimated average fair value per restricted stock unit granted	$38.98	$26.67	$23.29
The following table summarizes the restricted stock unit activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2012	593,504	$23.60
Granted	370,606	23.29
Vested	(182,766)	21.20
Forfeited	(140,228)	23.13
Restricted stock units outstanding at December 31, 2012	641,116	24.16
Granted	322,474	26.67
Vested	(232,714)	23.04
Forfeited	(56,382)	24.95
Restricted stock units outstanding at December 31, 2013	674,494	25.67
Granted	272,642	38.98
Vested	(220,348)	25.21
Forfeited	(68,028)	28.51
Restricted stock units outstanding at December 31, 2014	658,760	$31.03
Restricted stock unit compensation expense for the years ended December 31, 2014, 2013 and 2012 was $7,533,000, $5,399,000 and $4,653,000, respectively. At December 31, 2014, unrecognized costs related to restricted stock units totaled approximately $13,047,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at December 31, 2014 are expected to be recognized over a weighted average period of 2.11 years. The total grant date fair value of restricted stock units vested during the year ended December 31, 2014, 2013 and 2012 was $5,554,000, $5,362,000 and $3,874,000, respectively.
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
A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2014	2013	2012
Weighted average common shares outstanding, used in computing basic earnings per share	69,807	68,756	67,680
Effect of dilutive stock options and restricted stock units	874	678	584
Weighted-average common shares outstanding, used in computing diluted earnings per share	70,681	69,434	68,264
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$1.97	$1.37	$1.48
Diluted	1.94	1.36	1.46
Stock options and service-based restricted stock units representing 409,250, 721,590 and 1,774,372 shares of common stock for the years ended December 31, 2014, 2013 and 2012, respectively, were outstanding but were excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 120,363, 21,858 and 73,012 shares for the years ended December 31, 2014, 2013 and 2012, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.
NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on derivative transactions and foreign currency translation adjustments. The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of related tax effects, for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Unrealized gains (losses) on available for sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at January 1, 2012	$(2)	$7,250	$39,649	$46,897
Other comprehensive income (loss) before reclassifications	(7)	753	4,518	5,264
Amounts reclassified from other comprehensive income	—	(5,498)	—	(5,498)
Net other comprehensive income (loss) during the period	(7)	(4,745)	4,518	(234)
Balance at December 31, 2012	(9)	2,505	44,167	46,663
Other comprehensive income (loss) before reclassifications	3	2,779	(10,045)	(7,263)
Amounts reclassified from other comprehensive income	—	(4,040)	—	(4,040)
Net other comprehensive income (loss) during the period	3	(1,261)	(10,045)	(11,303)
Balance at December 31, 2013	(6)	1,244	34,122	35,360
Other comprehensive income (loss) before reclassifications	10	9,462	(27,288)	(17,816)
Amounts reclassified from other comprehensive income	—	(1,711)	—	(1,711)
Net other comprehensive income (loss) during the period	10	7,751	(27,288)	(19,527)
Balance at December 31, 2014	$4	$8,995	$6,834	$15,833
All reclassification adjustments related to derivative transactions are recorded in cost of sales on the Consolidated Statements of Operations. See Note 20 for further information regarding derivative instrument reclassification adjustments.
NOTE 19—SEGMENT INFORMATION

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has aggregated its operating segments into four reportable geographic segments: (1) the United States, (2) Latin America and Asia Pacific (“LAAP”), (3) Europe, Middle East and Africa (“EMEA”), and (4) Canada, which are reflective of the Company’s internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of outdoor and active lifestyle apparel, footwear, accessories and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information systems, finance and legal, executive compensation, unallocated benefit program expense and other miscellaneous costs.
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
The geographic distribution of the Company’s net sales, income (loss) from operations, interest income (expense), income tax (expense) benefit, and depreciation and amortization expense are summarized in the following tables (in thousands) for the years ended December 31, 2014, 2013 and 2012 and for accounts receivable, net and inventories at December 31, 2014 and 2013.

	2014	2013	2012
Net sales to unrelated entities:
United States	$1,198,405	$971,321	$946,710
LAAP	491,648	354,345	377,545
EMEA	259,163	240,702	230,624
Canada	151,374	118,628	114,684
	$2,100,590	$1,684,996	$1,669,563

Segment income (loss) from operations:
United States	$229,784	$168,395	$146,779
LAAP	66,810	55,147	70,230
EMEA	12,667	(3,554)	674
Canada	22,784	13,818	12,666
Total segment income from operations	332,045	233,806	230,349
Unallocated corporate expenses	(133,201)	(102,012)	(96,821)
Interest income, net	1,004	503	379
Interest expense on note payable to related party	(1,053)	—	—
Other non-operating expense	(274)	(871)	—
Income before income tax	$198,521	$131,426	$133,907

Interest income (expense), net:
United States	$4,804	$4,501	$5,121
LAAP	(138)	(162)	(1,097)
EMEA	(661)	(556)	293
Canada	(3,001)	(3,280)	(3,938)
	$1,004	$503	$379

Income tax (expense) benefit:
United States	$(40,431)	$(28,629)	$(21,961)
LAAP	(14,062)	(11,135)	(13,792)

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EMEA	678	2,959	1,527
Canada	(2,847)	(1,018)	178
	$(56,662)	$(37,823)	$(34,048)

Depreciation and amortization expense:
United States	$25,736	$17,413	$18,726
LAAP	4,750	4,203	4,281
EMEA	2,550	4,129	4,153
Canada	3,463	2,915	1,761
Unallocated corporate expense	17,518	12,211	11,971
	$54,017	$40,871	$40,892

Accounts receivable, net:
United States	$144,841	$121,081
LAAP	93,006	80,257
EMEA	43,527	51,912
Canada	63,016	53,628
	$344,390	$306,878

Inventories:
United States	$219,043	$178,167
LAAP	103,351	99,915
EMEA	37,803	28,307
Canada	24,453	22,839
	$384,650	$329,228

Long-lived assets:
United States	$214,565	$194,223
Canada	36,415	42,356
All other countries	40,583	42,794
	$291,563	$279,373

Net sales by product category:
Apparel, accessories and equipment	$1,676,192	$1,374,598	$1,347,005
Footwear	424,398	310,398	322,558
	$2,100,590	$1,684,996	$1,669,563
NOTE 20—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
In the normal course of business, the Company’s financial position, results of operations and cash flows are routinely subject to a variety of risks. These risks include risks associated with financial markets, primarily currency exchange rate risk and, to a lesser extent, interest rate risk and equity market risk. The Company regularly assesses these risks and has established policies and business practices designed to mitigate them. The Company does not engage in speculative trading in any financial market.
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. Subsidiaries that use U.S. dollars as their functional

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currency are exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points is excluded from the determination of hedge effectiveness and included in current cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales. Hedge ineffectiveness was not material during the years ended December 31, 2014, 2013 and 2012.
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
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	December 31,
	2014	2013
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$103,000	$99,000
Derivative instruments not designated as hedges:
Currency forward contracts	128,000	109,000
At December 31, 2014, approximately $10,918,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen, and Korean won when outstanding derivative contracts mature.
At December 31, 2014, the Company’s derivative contracts had remaining maturities of less than one year. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $4,000,000 at December 31, 2014. All of the Company’s derivative counterparties have investment grade credit ratings and, as a result, the Company does not require collateral to facilitate transactions. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		December 31,
	Balance Sheet Classification	2014	2013
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$9,993	$1,936
Currency forward contracts	Other non-current assets	—	24
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	—	872
Currency forward contracts	Other long-term liabilities	—	95
Derivative instruments not designated as hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	2,754	2,956
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	924	280
The following table presents the effect and classification of derivative instruments for the years ended December 31, 2014, 2013 and 2012 (in thousands):

		For the Year Ended December 31,
	Statement Of Operations Classification	2014	2013	2012
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income, net of tax	—	$9,462	$2,779	$753
Gain reclassified from accumulated other comprehensive income to income for the effective portion	Cost of sales	2,727	5,721	5,908
Gain reclassified from accumulated other comprehensive income to income as a result of cash flow hedge discontinuance	Cost of sales	—	—	441
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	(27)	—	—
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(353)	(71)	(40)
Derivative instruments not designated as hedges:
Gain recognized in income	Other non-operating expense	7,111	8,824	—
Loss recognized in income	Selling, general and administrative expense	—	—	(1,841)
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 1	– observable inputs such as quoted prices for identical assets or liabilities in active liquid markets;

Level 2
–     inputs, other than the quoted market prices in active markets, that are observable, either directly or indirectly; or observable market prices in markets with insufficient volume and/or infrequent transactions; and

Level 3	– unobservable inputs for which there is little or no market data available, that require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$94,112	$—	$—	$94,112
Time deposits	45,187	—	—	45,187
Certificates of deposit	—	1,470	—	1,470
Reverse repurchase agreements	—	40,000	—	40,000
U.S. Government-backed municipal bonds	—	5,812	—	5,812
Available-for-sale short-term investments
Certificates of deposit	—	3,184	—	3,184
U.S. Government-backed municipal bonds	—	23,598	—	23,598
Other short-term investments
Mutual fund shares	485	—	—	485
Other current assets
Derivative financial instruments (Note 20)	—	12,747	—	12,747
Non-current assets
Mutual fund shares	6,039	—	—	6,039
Total assets measured at fair value	$145,823	$86,811	$—	$232,634
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 20)	$—	$924	$—	$924
Total liabilities measured at fair value	$—	$924	$—	$924
Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 are as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$175,624	$—	$—	$175,624
Time deposits	25,111	9,526	—	34,637
Certificates of deposit	—	735	—	735
Reverse repurchase agreements	—	45,000	—	45,000
U.S. Government-backed municipal bonds	—	9,898	—	9,898
Available-for-sale short-term investments
Short-term municipal bond fund	15,004	—	—	15,004
Certificates of deposit	—	9,546	—	9,546
Variable-rate demand notes	—	52,105	—	52,105
U.S. Government-backed municipal bonds	—	14,764	—	14,764
Other short-term investments
Mutual fund shares	336	—	—	336
Other current assets
Derivative financial instruments (Note 20)	—	4,892	—	4,892
Non-current assets
Derivative financial instruments (Note 20)	—	24	—	24
Mutual fund shares	4,855	—	—	4,855
Total assets measured at fair value	$220,930	$146,490	$—	$367,420
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 20)	$—	$1,152	$—	$1,152
Other long-term liabilities
Derivative financial instruments (Note 20)	—	95	—	95
Total liabilities measured at fair value	$—	$1,247	$—	$1,247
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
There were no material assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2014.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22—RELATED PARTY TRANSACTIONS
On January 1, 2014, the Company commenced operations of a majority-owned joint venture in mainland China. Upon commencement, the joint venture entered into Transition Services Agreements ("TSAs") with Swire, the non-controlling shareholder in the joint venture, under which Swire renders administrative and information technology services and operates certain retail stores on behalf of the joint venture. The joint venture incurred service fees, valued under the TSAs at Swire's cost of $8,638,000 for the year ended December 31, 2014. These fees are included in SG&A expenses on the Consolidated Statement of Operations. In addition, the joint venture pays Swire sourcing fees related to the purchase of certain inventory. These sourcing fees are capitalized into Inventories and charged to Cost of sales as the inventories are sold. For the year ended December 31, 2014, the joint venture incurred sourcing fees of $388,000.
During the three months ended March 31, 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as Note payable to related party on the Consolidated Balance Sheet as of December 31, 2014. The note with Swire, in the principal amount of 97,600,000 RMB (US$15,728,000), matures on December 31, 2018 and bears interest at a fixed annual rate of 7%. Interest expense related to this note was $1,053,000 for the year ended December 31, 2014.
As of December 31, 2014, payables to Swire for service fees and interest expense totaled $3,651,000 and were included in Accounts payable on the Consolidated Balance Sheets.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's normal third-party distributor terms and pricing.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)
The following table summarizes the Company’s quarterly financial data for the past two years ended December 31, 2014 (in thousands, except per share amounts):

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$424,084	$324,246	$675,296	$676,964
Gross profit	197,086	144,025	306,781	307,059
Net income (loss) attributable to Columbia Sportswear Company	22,255	(6,329)	65,644	55,603
Earnings (loss) per share attributable to Columbia Sportswear Company
Basic	$0.32	$(0.09)	$0.94	$0.80
Diluted	0.32	(0.09)	0.93	0.79

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$348,307	$280,495	$523,084	$533,110
Gross profit	153,304	120,284	232,349	237,718
Net income (loss) attributable to Columbia Sportswear Company	10,102	(7,077)	54,586	36,730
Earnings (loss) per share
Basic	$0.15	$(0.10)	$0.79	$0.53
Diluted	0.15	(0.10)	0.79	0.53

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.  We acquired prAna Living LLC (“prAna”) in May 2014; therefore as permitted by the Securities and Exchange Commission, we excluded prAna from the scope of our management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2014. The total assets and total revenues of prAna represented 4% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.
We are implementing an enterprise resource planning ("ERP") system and complementary systems that support our operations and financial reporting, which significantly affect our business and financial transaction and reporting processes.  This implementation is occurring in phases globally over several years, with implementation to date at our Canadian subsidiary in April 2012 and our United States operations in April 2014.  Each implementation phase of our worldwide ERP system and complementary systems involves changes to the processes that constitute our internal control over financial reporting.  We are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2014, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Columbia Sportswear Company
Portland, Oregon

We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in the accompanying Report of Management, management excluded from its assessment the internal control over financial reporting at prAna Living LLC (“prAna”), which was acquired on May 30, 2014 and whose financial statements constitute 4% and 2% of total assets and total revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at prAna. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company, and our report dated February 26, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP
Portland, Oregon
February 26, 2015

Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The sections of our 2015 Proxy Statement entitled “Election of Directors,” “Corporate Governance - Code of Business Conduct and Ethics,” “Corporate Governance - Board Committees,” “Corporate Governance - Director Nomination Policy,” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated herein by reference.
See Item 4A of this Annual Report on Form 10-K for information regarding our executive officers.
Item 11.    EXECUTIVE COMPENSATION
The sections of our 2015 Proxy Statement entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” are incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The section of our 2015 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), at December 31, 2014:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and right (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1997 Stock Incentive Plan	3,299,545	$28.00	3,839,136
1999 Employee Stock Purchase Plan (3)	—	—	948,888
Equity compensation plans not approved by security holders	—	—	—
Total	3,299,545	$28.00	4,788,024

(1)	The number of outstanding shares to be issued under the 1997 Stock Incentive Plan includes stock options and restricted stock units.

(2)	The weighted-average exercise price excludes 658,760 shares issuable upon the vesting of outstanding restricted stock units, which have no exercise price.

(3)	The 1999 Employee Stock Purchase Plan was suspended indefinitely effective July 1, 2005.
Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The sections of our 2015 Proxy Statement entitled “Corporate Governance - Certain Relationships and Related Transactions,” “Corporate Governance - Related Transactions Approval Process,” and “Corporate Governance - Independence” are incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections of our 2015 Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” and “Pre-Approval Policy” are incorporated herein by reference.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)(1) and (a)(2) Financial Statements. The Financial Statements of Columbia and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 45 to 76 of this Annual Report.
(b) See Exhibit Index beginning on page 83 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
Year Ended December 31, 2014:
Allowance for doubtful accounts	$8,282	$2,299	$(1,344)	$(294)	$8,943
Allowance for sales returns and miscellaneous claims	25,125	47,187	(43,322)	(1,611)	27,379
Year Ended December 31, 2013:
Allowance for doubtful accounts	$7,377	$2,609	$(1,687)	$(17)	$8,282
Allowance for sales returns and miscellaneous claims	32,547	42,327	(48,473)	(1,276)	25,125
Year Ended December 31, 2012:
Allowance for doubtful accounts	$7,545	$981	$(1,173)	$24	$7,377
Allowance for sales returns and miscellaneous claims	28,201	63,453	(58,353)	(754)	32,547
—————

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.

(b)	Amounts included in this column primarily relate to foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
By:	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Senior Vice President of Finance and Chief Financial Officer
Date: February 26, 2015

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

Date: February 26, 2015

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
3.4
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
Subscription and Shareholders' Agreement, dated August 6, 2012, by and among CSMM Hong Kong Limited, SCCH Limited, Columbia Sportswear Company and Swire Resources Limited (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012) (File No. 000-23939)

10.1(b)
Share purchase agreement, dated April 28, 2014, by and among Columbia Sportswear Company, prAna Living, LLC, the Shareholders of prAna Living, LLC and Steelpoint Capital Advisors, LLC as the shareholder representative (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014) (File No. 000-23939)

+	10.1(c)	Employment agreement between Columbia Sportswear International Sàrl ("Employer") and Franco Fogliato ("Employee")
+	10.2
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

Exhibit No.		Exhibit Name
+	10.2(b)
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
Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after December 17, 2013 (incorporated by reference to exhibit 10.2(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013) (File No. 000-23939)

+	10.2(m)
Form of Long-Term Incentive Cash Award Agreement for cash awards granted on or after December 17, 2013 (incorporated by reference to exhibit 10.2(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013) (File No. 000-23939)

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

Exhibit No.	Exhibit Name
10.5(e)
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

+ 10.12	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
21.1	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Senior Vice President of Finance and Chief Financial Officer
32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer
32.2	Section 1350 Certification of Thomas B. Cusick, Senior Vice President of Finance and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
——————

+	Management Contract or Compensatory Plan

†
Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-43199).