Form 10-Q
period 2015-03-31
COLUMBIA SPORTSWEAR CO
filed 2015-05-07
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on April 24, 2015 was 70,416,617.

COLUMBIA SPORTSWEAR COMPANY
MARCH 31, 2015

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2015	December 31, 2014	March 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$401,604	$413,558	$528,038
Short-term investments	52,938	27,267	39,537
Accounts receivable, net of allowance of $7,679, $8,943 and $6,669, respectively	251,702	344,390	249,115
Inventories	363,656	384,650	290,196
Deferred income taxes	54,708	57,001	50,496
Prepaid expenses and other current assets	47,502	39,175	34,810
Total current assets	1,172,110	1,266,041	1,192,192
Property, plant and equipment, at cost, net of accumulated depreciation of $344,266, $345,612 and $339,296, respectively	283,091	291,563	282,290
Intangible assets, net (Notes 3, 5)	142,444	143,731	35,955
Goodwill (Notes 3, 5)	68,594	68,594	14,438
Other non-current assets	22,834	22,280	24,654
Total assets	$1,689,073	$1,792,209	$1,549,529
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$144,488	$214,275	$104,863
Accrued liabilities (Note 6)	97,948	144,288	95,119
Income taxes payable	6,889	14,388	6,088
Deferred income taxes	121	169	65
Total current liabilities	249,446	373,120	206,135
Note payable to related party (Note 14)	15,743	15,728	15,699
Other long-term liabilities	36,118	35,435	30,372
Income taxes payable	9,872	9,388	14,527
Deferred income taxes	3,459	3,304	8,105
Total liabilities	314,638	436,975	274,838
Commitments and contingencies (Note 12)
Columbia Sportswear Company Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 125,000 shares authorized; 70,395, 69,828, and 69,744 issued and outstanding, respectively (Note 9)	87,567	72,700	65,887
Retained earnings	1,270,984	1,255,070	1,170,226
Accumulated other comprehensive income (Note 8)	2,778	15,833	30,209
Total Columbia Sportswear Company shareholders’ equity	1,361,329	1,343,603	1,266,322
Non-controlling interest (Note 4)	13,106	11,631	8,369
Total equity	1,374,435	1,355,234	1,274,691
Total liabilities and equity	$1,689,073	$1,792,209	$1,549,529
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$478,982	$424,084
Cost of sales	250,208	226,998
Gross profit	228,774	197,086
Selling, general and administrative expenses	186,502	163,359
Net licensing income	1,850	1,724
Income from operations	44,122	35,451
Interest income, net	377	239
Interest expense on note payable to related party (Note 14)	(274)	(210)
Other non-operating expense	(2,196)	(356)
Income before income tax	42,029	35,124
Income tax expense	(14,110)	(11,448)
Net income	27,919	23,676
Net income attributable to non-controlling interest	1,448	1,421
Net income attributable to Columbia Sportswear Company	$26,471	$22,255
Earnings per share attributable to Columbia Sportswear Company (Note 9):
Basic	$0.38	$0.32
Diluted	0.37	0.32
Cash dividends per share	$0.15	$0.14
Weighted average shares outstanding (Note 9):
Basic	70,080	69,418
Diluted	71,010	70,390
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$27,919	$23,676
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities (net of tax benefit (expense) of $2 and ($2), respectively)	(3)	1
Unrealized gains on derivative transactions (net of tax benefit (expense) of ($715) and $103, respectively)	3,730	228
Foreign currency translation adjustments (net of tax benefit (expense) of $829 and ($7), respectively)	(16,755)	(5,878)
Other comprehensive loss	(13,028)	(5,649)
Comprehensive income	14,891	18,027
Comprehensive income attributable to non-controlling interest	1,475	923
Comprehensive income attributable to Columbia Sportswear Company	$13,416	$17,104
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$27,919	$23,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,936	10,252
Loss on disposal of property, plant, and equipment	395	185
Deferred income taxes	7,319	4,399
Stock-based compensation	2,946	2,577
Excess tax benefit from employee stock plans	(5,213)	(2,557)
Changes in operating assets and liabilities:
Accounts receivable	85,527	57,763
Inventories	14,680	39,031
Prepaid expenses and other current assets	(8,929)	(1,921)
Other assets	(807)	382
Accounts payable	(62,251)	(64,759)
Accrued liabilities	(38,933)	(25,758)
Income taxes payable	(8,675)	(621)
Other liabilities	793	847
Net cash provided by operating activities	28,707	43,496
Cash flows from investing activities:
Purchases of short-term investments	(27,556)	(2,788)
Sales of short-term investments	1,760	55,200
Capital expenditures	(15,467)	(17,763)
Proceeds from sale of property, plant, and equipment	69	16
Net cash provided by (used in) investing activities	(41,194)	34,665
Cash flows from financing activities:
Proceeds from credit facilities	60	—
Repayments on credit facilities	(60)	—
Proceeds from issuance of common stock under employee stock plans	11,101	11,168
Tax payments related to restricted stock unit issuances	(4,440)	(2,791)
Excess tax benefit from employee stock plans	5,213	2,557
Proceeds from note payable to related party	—	16,072
Cash dividends paid	(10,557)	(9,762)
Net cash provided by financing activities	1,317	17,244
Net effect of exchange rate changes on cash	(784)	(4,856)
Net increase (decrease) in cash and cash equivalents	(11,954)	90,549
Cash and cash equivalents, beginning of period	413,558	437,489
Cash and cash equivalents, end of period	$401,604	$528,038
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$15,672	$8,002
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,742	$1,260
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of March 31, 2015 and 2014, and the results of operations and cash flows for the three months ended March 31, 2015 and 2014. The December 31, 2014 financial information was derived from the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
On September 26, 2014, the Company completed a two-for-one stock split paid in the form of a 100% stock dividend. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect the stock split.
Principles of consolidation
The condensed consolidated financial statements include the accounts of Columbia Sportswear Company, its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Estimates and assumptions
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact this ASU will have on the Company's financial position, results of operations and cash flows.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis: Topic 810. This ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

It is effective for annual reporting periods, and interim periods within those years, beginning after December 31, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating this ASU and does not expect the adoption of this standard to have a material effect on the Company's financial position, results of operations or cash flows.
NOTE 3—BUSINESS ACQUISITION
On May 30, 2014, the Company purchased 100% of the equity interest in prAna Living LLC (“prAna”) for $188,467,000, net of acquired cash of $4,946,000. PrAna contributed net sales of $37,094,000 and net income of $3,666,000, including amortization of acquired assets of $954,000, for the three months ended March 31, 2015.
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
The following table summarizes the fair value of the net assets acquired and liabilities assumed as of the acquisition date of May 30, 2014, including measurement period adjustments (in thousands):

Cash	$4,946
Accounts receivable	10,021
Inventories	9,641
Other current assets	2,531
Property, plant and equipment	5,192
Acquired intangible assets	114,500
Other non-current assets	258
Total assets acquired	147,089

Accounts payable	2,803
Other current liabilities	5,029
Total liabilities assumed	7,832

Net identifiable assets acquired	139,257
Goodwill	54,156
Net assets acquired	$193,413
NOTE 4—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources, Limited (“Swire”) to support the development and operation of the Company's business in China. The joint venture began operations on January 1, 2014. The accounts of the joint venture are included in the Condensed Consolidated Balance Sheets as of March 31, 2015 and 2014, and December 31, 2014. Swire's share of net income from the joint venture is included in net income attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014. The 40% non-controlling equity interest in this entity is included in total equity as non-controlling interest in the Condensed Consolidated Balance Sheets as of March 31, 2015 and 2014, and December 31, 2014.
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the three months ended March 31, 2015 (in thousands, except per share amounts):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2014	$1,343,603	$11,631	$1,355,234
Net income	26,471	1,448	27,919
Other comprehensive income (loss), net of tax:
Unrealized holding losses on available-for-sale securities	(3)	—	(3)
Derivative holding gains	3,730	—	3,730
Foreign currency translation adjustments	(16,782)	27	(16,755)
Cash dividends ($0.15 per share)	(10,557)	—	(10,557)
Issuance of common stock under employee stock plans, net	6,661	—	6,661
Tax adjustment from stock plans	5,260	—	5,260
Stock-based compensation expense	2,946	—	2,946
Balance at March 31, 2015	$1,361,329	$13,106	$1,374,435
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the three months ended March 31, 2014 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2013	$1,245,418	$7,446	$1,252,864
Net income	22,255	1,421	23,676
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities	1	—	1
Derivative holding gains	228	—	228
Foreign currency translation adjustments	(5,380)	(498)	(5,878)
Cash dividends ($0.14 per share)	(9,762)	—	(9,762)
Issuance of common stock under employee stock plans, net	8,377	—	8,377
Tax adjustment from stock plans	2,608	—	2,608
Stock-based compensation expense	2,577	—	2,577
Balance at March 31, 2014	$1,266,322	$8,369	$1,274,691

NOTE 5—INTANGIBLE ASSETS, NET AND GOODWILL
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
Intangible assets
The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	March 31, 2015	December 31, 2014	March 31, 2014
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	—
Gross carrying amount	37,198	37,198	14,198
Accumulated amortization:
Patents and purchased technology	(6,994)	(6,661)	(5,664)
Customer relationships	(3,181)	(2,227)	—
Total accumulated amortization	(10,175)	(8,888)	(5,664)
Net carrying amount	27,023	28,310	8,534
Intangible assets not subject to amortization	115,421	115,421	27,421
Intangible assets, net	$142,444	$143,731	$35,955
Amortization expense for intangible assets subject to amortization was $1,287,000 and $333,000 for the three months ended March 31, 2015 and 2014, respectively.
Annual amortization expense is estimated to be as follows for the years 2015-2019 (in thousands):

2015	$5,147
2016	5,147
2017	3,883
2018	2,980
2019	2,980
Goodwill
Goodwill was $68,594,000 at March 31, 2015 and December 31, 2014, and $14,438,000 at March 31, 2014. During the year ended December 31, 2014, goodwill increased $54,156,000, net of a remeasurement period adjustment of $663,000, related to the prAna acquisition (see Note 3).
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
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$11,148	$10,768
Provision for warranty claims	1,465	1,481
Warranty claims	(1,386)	(1,529)
Other	(354)	(68)
Balance at end of period	$10,873	$10,652
NOTE 7—STOCK-BASED COMPENSATION

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company’s Stock Incentive Plan (the “Plan”) allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based or cash-based awards. The majority of all stock options and restricted stock unit grants outstanding under the Plan were granted in the first quarter of each fiscal year.
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Stock options	$916	$881
Restricted stock units	2,030	1,696
Total	$2,946	$2,577
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
The following table presents the weighted average assumptions for stock options granted in the periods:

	Three Months Ended March 31,
	2015	2014
Expected option term	4.40 years	4.45 years
Expected stock price volatility	26.32%	27.59%
Risk-free interest rate	1.14%	1.12%
Expected annual dividend yield	1.28%	1.33%
Weighted average grant date fair value	$9.78	$8.43
During the three months ended March 31, 2015 and 2014, the Company granted a total of 462,391 and 436,548 stock options, respectively. At March 31, 2015, unrecognized costs related to outstanding stock options totaled approximately $8,583,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at March 31, 2015 are expected to be recognized over a weighted average period of 2.70 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, expected annual dividend yield and closing price of the Company’s common stock on the date of grant.
 The following table presents the weighted average assumptions for restricted stock units granted in the periods:

	Three Months Ended March 31,
	2015	2014
Vesting period	3.91 years	3.91 years
Expected annual dividend yield	1.14%	1.32%
Estimated average grant date fair value per restricted stock unit	$50.64	$38.81
During the three months ended March 31, 2015 and 2014, the Company granted 180,789 and 199,906 restricted stock units, respectively. At March 31, 2015, unrecognized costs related to outstanding restricted stock units totaled approximately $18,690,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at March 31, 2015 are expected to be recognized over a weighted average period of 2.59 years.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the three months ended March 31, 2015 (in thousands):

	Unrealized losses on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2014	$4	$8,995	$6,834	$15,833
Other comprehensive income (loss) before reclassifications	(3)	5,582	(16,782)	(11,203)
Amounts reclassified from other comprehensive income	—	(1,852)	—	(1,852)
Net other comprehensive income (loss) during the period	(3)	3,730	(16,782)	(13,055)
Balance at March 31, 2015	$1	$12,725	$(9,948)	$2,778
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the three months ended March 31, 2014 (in thousands):

	Unrealized gains on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2013	$(6)	$1,244	$34,122	$35,360
Other comprehensive income (loss) before reclassifications	1	704	(5,380)	(4,675)
Amounts reclassified from other comprehensive income	—	(476)	—	(476)
Net other comprehensive income (loss) during the period	1	228	(5,380)	(5,151)
Balance at March 31, 2014	$(5)	$1,472	$28,742	$30,209
All reclassification adjustments related to derivative transactions are recorded in cost of sales in the Condensed Consolidated Statements of Operations. See Note 11 for further information regarding derivative instrument reclassification adjustments.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,080	69,418
Effect of dilutive stock options and restricted stock units	930	972
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	71,010	70,390
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$0.38	$0.32
Diluted	$0.37	$0.32

Stock options and service-based restricted stock units representing 283,893 and 233,212 shares of common stock for the three months ended March 31, 2015 and 2014, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 119,110 and 61,926 shares of common stock for the three months ended March 31, 2015 and 2014, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

Common stock repurchase plan
Since the inception of the Company’s stock repurchase plan in 2004 through March 31, 2015, the Company’s Board of Directors has authorized the repurchase of $700,000,000 of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of March 31, 2015, the Company had repurchased 19,607,058 shares under this program at an aggregate purchase price of approximately $456,443,000. During the three months ended March 31, 2014 and 2015, the Company did not repurchase any shares of the Company's common stock.
NOTE 10—SEGMENT INFORMATION
The Company has aggregated its operating segments into four geographic segments: (1) United States, (2) Latin America and Asia Pacific (“LAAP”), (3) Europe, Middle East and Africa (“EMEA”) and (4) Canada, which are reflective of the Company’s internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of outdoor and active lifestyle apparel, footwear, accessories and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information systems, finance and legal, executive compensation, unallocated benefit program expense and other miscellaneous costs.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The geographic distribution of the Company’s net sales and income from operations are summarized in the following table (in thousands) for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Net sales to unrelated entities:
United States	$283,760	$241,189
LAAP	113,062	116,813
EMEA	47,825	39,140
Canada	34,335	26,942
	$478,982	$424,084
Segment income (loss) from operations:
United States	$52,816	$44,171
LAAP	15,352	17,234
EMEA	1,365	(3,526)
Canada	6,300	3,399
Total segment income from operations	75,833	61,278
Unallocated corporate expenses	(31,711)	(25,827)
Interest income, net	377	239
Interest expense on note payable to related party	(274)	(210)
Other non-operating expense	(2,196)	(356)
Income before income taxes	$42,029	$35,124

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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. Subsidiaries that use U.S. dollars as their functional currency are primarily exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward and option contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points is excluded from the determination of hedge effectiveness and included in current period cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales. For option contracts, the change in fair value attributable to changes in time value are excluded from the assessment of hedge effectiveness and included in current period cost of sales. Hedge ineffectiveness was not material during the three months ended March 31, 2015 and 2014.

The Company also uses currency forward contracts not formally designated as hedges to manage the consolidated currency exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities by subsidiaries that use European euros, Canadian dollars, Japanese yen, Korean won or Chinese renminbi as their functional currency. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, receivables, payables and intercompany loans. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in other non-operating income (expense), net by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	March 31, 2015	December 31, 2014	March 31, 2014
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$106,500	$103,000	$142,500
Currency option contracts	7,000	—	—
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	75,000	128,000	36,000
At March 31, 2015, approximately $15,632,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.
At March 31, 2015, the Company’s derivative contracts had a remaining maturity of less than one year. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $5,000,000 at March 31, 2015. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	March 31, 2015	December 31, 2014	March 31, 2014
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$14,475	$9,993	$2,391
Currency option contracts	Prepaid expenses and other current assets	132	—	—
Currency forward contracts	Other non-current assets	—	—	128
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	—	—	1,017
Currency forward contracts	Other long-term liabilities	—	—	33
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	1,180	2,754	312
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	123	924	—

The following table presents the statement of operations effect and classification of derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Statement of Operations Classification	Three Months Ended March 31,
		2015	2014
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income or loss	—	$5,582	$704
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	2,257	809
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	(15)	—
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(122)	(22)
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating expense	2,936	(1,465)
NOTE 12—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories and equipment. At March 31, 2015, inventory purchase obligations were $579,916,000.
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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 are as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$101,241	$—	$—	$101,241
Time deposits	45,221	—	—	45,221
Certificates of deposit	—	2,205	—	2,205
Reverse repurchase agreements	—	50,000	—	50,000
U.S. Government-backed municipal bonds	—	480	—	480
Available-for-sale short-term investments (1)
Certificates of deposit	—	13,453	—	13,453
U.S. Government-backed municipal bonds	—	39,119	—	39,119
Other short-term investments
Mutual fund shares	366	—	—	366
Other current assets
Derivative financial instruments (Note 11)	—	15,787	—	15,787
Other non-current assets
Mutual fund shares	7,016	—	—	7,016
Total assets measured at fair value	$153,844	$121,044	$—	$274,888
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$123	$—	$123
Total liabilities measured at fair value	$—	$123	$—	$123
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$94,112	$—	$—	$94,112
Time deposits	45,187	—	—	45,187
Certificates of deposit	—	1,470	—	1,470
Reverse repurchase agreements	—	40,000	—	40,000
U.S. Government-backed municipal bonds	—	5,812	—	5,812
Available-for-sale short-term investments (1)
Certificates of deposit	—	3,184	—	3,184
U.S. Government-backed municipal bonds	—	23,598	—	23,598
Other short-term investments
Mutual fund shares	485	—	—	485
Other current assets
Derivative financial instruments (Note 11)	—	12,747	—	12,747
Other non-current assets
Mutual fund shares	6,039	—	—	6,039
Total assets measured at fair value	$145,823	$86,811	$—	$232,634
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$924	$—	$924
Total liabilities measured at fair value	$—	$924	$—	$924

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$269,786	$—	$—	$269,786
Time deposits	25,129	14,088	—	39,217
U.S. Government-backed repurchase agreements	—	55,000	—	55,000
Available-for-sale short-term investments (1)
Short-term municipal bond fund	15,028	—	—	15,028
Certificates of deposit	—	9,795	—	9,795
U.S. Government-backed municipal bonds	—	14,185	—	14,185
Other short-term investments
Mutual funds shares	529	—	—	529
Other current assets
Derivative financial instruments (Note 11)	—	2,703	—	2,703
Other non-current assets
Derivative financial instruments (Note 11)	—	128	—	128
Mutual fund shares	5,390	—	—	5,390
Total assets measured at fair value	$315,862	$95,899	$—	$411,761
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$1,017	$—	$1,017
Other long-term liabilities
Derivative financial instruments (Note 11)	—	33	—	33
Total liabilities measured at fair value	$—	$1,050	$—	$1,050

(1)	Investments have remaining maturities of less than one year.

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, which are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
Non-recurring fair value measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2015, December 31, 2014 or March 31, 2014.
NOTE 14—RELATED PARTY TRANSACTIONS
On January 1, 2014, the Company commenced operations of a majority-owned joint venture in mainland China. Upon commencement, the joint venture entered into Transition Services Agreements (“TSAs”) with Swire, the non-controlling shareholder in the joint venture, under which Swire renders administrative and information technology services and operates certain retail stores on behalf of the joint venture. The joint venture incurred service fees, valued under the TSAs at Swire's cost, of $1,754,000 and $2,707,000 during the three months ended March 31, 2015 and 2014, respectively. These fees are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014. In addition, the joint venture pays Swire sourcing fees related to the purchase of certain inventory. These sourcing fees are capitalized into inventories and charged to cost of sales as the inventories are sold. For the three months ended March 31, 2015 and 2014, the joint venture incurred sourcing fees of $289,000 and $285,000, respectively.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the three months ended March 31, 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as note payable to related party in the Condensed Consolidated Balance Sheet as of March 31, 2015 and 2014 and December 31, 2014. The note with Swire, in the principal amount of 97,600,000 RMB (US$15,743,000 at March 31, 2015), matures on December 31, 2018 and bears interest at a fixed annual rate of 7%. Interest expense related to this note was $274,000 and $210,000 for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015 and December 31, 2014, net payables to Swire for service fees, interest expense and miscellaneous expenses totaled $5,338,000 and $3,651,000, respectively, and were included in accounts payable in the Condensed Consolidated Balance Sheets.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's normal third-party distributor terms and pricing.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The popularity of outdoor activities, weather, changing design trends, consumer adoption of innovative performance technologies and the availability and desirability of competitor alternatives affect consumer desire for our products. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences by adjusting our product offerings, developing new products with innovative performance features and designs, and creating persuasive and memorable marketing communications to generate consumer awareness, demand and retention. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry and is heavily dependent upon seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. The expansion of our direct-to-consumer operations has increased the proportion of sales, profits and cash flows that we generate in the fourth calendar quarter. As a result, our sales and profits tend to be highest in the third and fourth calendar quarters. In 2014, approximately 60% of our net sales and approximately 90% of our profitability were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
We generally solicit orders from wholesale customers and independent distributors for the fall and spring seasons based on seasonal ordering deadlines that we establish to aid our efforts to plan manufacturing volumes to meet demand. We typically ship the majority of our advance fall season orders to customers beginning in July and continuing through December. Similarly, we typically ship the majority of our advance spring season orders to customers beginning in January and continuing through June. Generally, orders are subject to cancellation prior to the date of shipment.
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
Business Developments
On January 1, 2014 we commenced operations of a majority-owned joint venture in mainland China with Swire Resources, Limited (“Swire”). As a 60% majority-owned entity, the joint venture's operations are included in our consolidated financial results.

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
Business Outlook
We expect 2015 profitability to be affected by the following major factors:

•	Net sales growth in the Columbia and Sorel brands in our United States and Canadian wholesale channels;

•	Continued growth and increased investment in our direct-to-consumer businesses in the United States and Canada;

•	Difficult economic and/or competitive environments in certain key international markets, particularly Russia, Korea and China;

•	Incremental financial results from the prAna business, which was acquired on May 30, 2014; and

•	The unfavorable effects of foreign currency exchange rates on gross margin and translation of operating results.
Consistent with the historical seasonality of the business, we anticipate 2015 profitability to be heavily concentrated in the second half of the year.
We implemented our new enterprise resource planning (“ERP”) system in the United States in early April 2014 which, when combined with our Canadian operation, brings our North American wholesale business and the majority of our global supply chain operations onto our new platform. The next planned phase of our global ERP system initiative is to transition our international distributor businesses to our new ERP system during the second quarter of 2015.

The global business climate continues to present us with a great deal of uncertainty, making it difficult to predict future results. Factors that could significantly affect our full year 2015 outlook include:

•
Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on order cancellations, sales returns, customer accommodations, reorders, direct-to-consumer sales, promotional activities, and suppressed demand in subsequent seasons;

•	Macroeconomic trends affecting consumer traffic and spending in brick and mortar retail channels;

•	The rate of new store expansion and productivity of our existing stores and e-commerce sites in our global direct-to-consumer operations;

•	Changes in mix and volume of full price sales in relation to closeout product sales and promotional sales activity;

•	Production capacity constraints and associated risks, including timely delivery, quality and non-compliance;

•	Costs and business interruption risks related to our supply chain, including work slowdowns and stoppages due to labor disputes at west coast ports in the United States;

•	Risks associated with information technology infrastructure investments and projects, including our multi-year global ERP system implementation;

•	Our ability to effectively manage operating costs;

•	Continued political and economic uncertainty, which is creating headwinds in key global markets; and

•	Fluctuating currency exchange rates.
These factors and others may have a material effect on our financial condition, results of operations or cash flows, particularly with respect to quarterly comparisons.
We remain focused on driving sustainable, profitable sales growth by providing innovative, stylish products at accessible prices, transforming our global supply chain and information technology platforms, managing inventory, and nurturing stronger emotional connections with consumers through compelling marketing communications.

Results of Operations
The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes that appear elsewhere in this quarterly report. All references to quarters relate to the quarter ended March 31 of the particular year.
Highlights of the First Quarter of 2015

•
Net sales for the first quarter of 2015 increased $54.9 million, or 13%, to $479.0 million from $424.1 million for the first quarter of 2014. Changes in foreign currency exchange rates compared with the first quarter of 2014 negatively affected the consolidated net sales comparison by approximately four percentage points.

•
Net income attributable to Columbia Sportswear Company for the first quarter of 2015 increased 19% to $26.5 million, or $0.37 per diluted share, compared to net income of $22.3 million, or $0.32 per diluted share, for the first quarter of 2014.

•	We paid a quarterly cash dividend of $0.15 per share, or $10.6 million, in the first quarter of 2015.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	52.2	53.5
Gross profit	47.8	46.5
Selling, general and administrative expenses	38.9	38.5
Net licensing income	0.3	0.4
Income from operations	9.2	8.4
Interest income, net	0.1	—
Interest expense on note payable to related party	—	—
Other non-operating expense	(0.5)	(0.1)
Income before income tax	8.8	8.3
Income tax expense	(3.0)	(2.7)
Net income	5.8	5.6
Net income attributable to non-controlling interest	0.3	0.4
Net income attributable to Columbia Sportswear Company	5.5%	5.2%
Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014
Net Sales: Consolidated net sales increased $54.9 million, or 13%, to $479.0 million for the first quarter of 2015 from $424.1 million for the comparable period in 2014. Changes in foreign currency exchange rates compared with the first quarter of 2014 negatively affected the consolidated net sales comparison by approximately four percentage points.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended March 31,
	2015	2014	% Change
	(In millions, except for percentage changes)
United States	$283.8	$241.2	18%
LAAP	113.1	116.8	(3)%
EMEA	47.8	39.2	22%
Canada	34.3	26.9	28%
	$479.0	$424.1	13%
Net sales in the United States increased $42.6 million, or 18%, to $283.8 million for the first quarter of 2015 from $241.2 million for the comparable period in 2014. The net sales increase in the United States was primarily the result of $30.8 million of incremental prAna brand net sales, followed by a net sales increase in the Columbia brand, partially offset by a net sales decrease in the Mountain Hardwear brand. The United States net sales increase was led by an increase in net sales in our direct-to-consumer business, followed by our wholesale business. The net sales increase in our direct-to-consumer business was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At March 31, 2015, we operated 93 retail stores, including 5 prAna branded stores, compared with 72 stores at March 31, 2014. The net sales increase in our wholesale business consisted of incremental prAna brand net sales, partially offset by net sales decreases in the Mountain Hardwear, Montrail and Columbia brands. The Mountain Hardwear, Montrail and Columbia net sales decreases in our wholesale business were partially due to a prior year shift in timing of shipment of spring advance orders from April 2014 to March 2014 at the request of certain customers to mitigate risk related to the go-live of our ERP system in the United States in early April 2014.
Net sales in the Latin America and Asia Pacific (“LAAP”) region decreased $3.7 million, or 3%, to $113.1 million for the first quarter of 2015 from $116.8 million for the comparable period in 2014. Changes in foreign currency exchange rates negatively affected the LAAP net sales comparison by approximately six percentage points. The net sales decrease in the LAAP region was concentrated in the Columbia brand and was led by Korea, followed by Japan and our China joint venture, partially offset by a net sales increase in our LAAP distributor business. The net sales decrease in Korea reflected business weakness amid the extremely competitive outdoor sector in that country. The net sales decreases in Japan and our China joint venture were negatively affected by foreign currency exchange rates, which offset net sales increases in local currency. The net sales increase in our LAAP distributor business primarily reflected increased advance orders, further amplified by a favorable shift in timing of shipments, in part to mitigate risks associated with the next phase of our ERP implementation, which is scheduled to occur during the second quarter of 2015 for our international distributor businesses.
Net sales in the Europe, Middle East and Africa (“EMEA”) region increased $8.6 million, or 22%, to $47.8 million for the first quarter of 2015 from $39.2 million for the comparable period in 2014. Changes in foreign currency exchange rates negatively affected the EMEA net sales comparison by approximately fifteen percentage points. The EMEA net sales increase was led by the Columbia brand, followed by $2.0 million of incremental prAna brand net sales, partially offset by a net sales decrease in the Mountain Hardwear brand. The EMEA net sales increase was led by our EMEA direct business, followed by our EMEA distributor business, primarily reflecting shipments of increased spring 2015 advance orders for the Columbia brand.
Net sales in Canada increased $7.4 million, or 28%, to $34.3 million for the first quarter of 2015 from $26.9 million for the comparable period in 2014. Changes in foreign currency exchange rates negatively affected the Canada net sales comparison by approximately twelve percentage points. The increase in net sales in Canada was led by $4.0 million of incremental prAna brand net sales, followed by the Columbia brand. The net sales increase in Canada reflected net sales increases in our wholesale and direct-to-consumer businesses, partially offset by a prior year shift in timing of shipment of spring advance orders from April 2014 to March 2014 at the request of certain customers to mitigate risk related to the go-live of our ERP system in the United States in early April 2014.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended March 31,
	2015	2014	% Change
	(In millions, except for percentage changes)
Columbia	$401.0	$376.0	7%
Sorel	13.4	12.9	4%
Mountain Hardwear	25.1	32.4	(23)%
prAna	37.1	—	100%
Other	2.4	2.8	(14)%
	$479.0	$424.1	13%
The net sales increase in the first quarter of 2015 compared to the first quarter of 2014 was led by incremental prAna brand net sales, followed by increased Columbia brand and Sorel brand net sales, partially offset by a net sales decrease in the Mountain Hardwear brand. The prAna brand incremental net sales were led by the United States, followed by Canada, the EMEA region and the LAAP region. The Columbia brand net sales increases were led by the United States, followed by the EMEA region and Canada, partially offset by a decrease in the LAAP region. The Mountain Hardwear brand net sales decrease was primarily a result of significantly lower close-out product sales.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended March 31,
	2015	2014	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$399.3	$353.7	13%
Footwear	79.7	70.4	13%
	$479.0	$424.1	13%
Net sales of apparel, accessories and equipment increased $45.6 million, or 13%, to $399.3 million for the first quarter of 2015 from $353.7 million for the comparable period in 2014. The increase in apparel, accessories and equipment net sales was led by incremental prAna brand net sales, followed by Columbia brand net sales, partially offset by a net sales decrease in the Mountain Hardwear brand. The apparel, accessories and equipment net sales increase was led by the United States, followed by Canada and the LAAP region, partially offset by a net sales decrease in the EMEA region. The apparel, accessories and equipment net sales increase in the United States was led by direct-to-consumer net sales, followed by wholesale net sales.
Net sales of footwear increased $9.3 million, or 13%, to $79.7 million for the first quarter of 2015 compared to $70.4 million for the comparable period in 2014. The increase in footwear net sales was primarily concentrated in the Columbia brand. The increase in footwear net sales was led by the EMEA region, followed by Canada, the United States and the LAAP region. The increase in footwear net sales in the EMEA region was led by the EMEA direct business, followed by the EMEA distributor business.
Gross Profit: Gross profit, as a percentage of net sales, increased to 47.8% for the first quarter of 2015 from 46.5% for the comparable period in 2014. Gross profit expansion was primarily due to:

•	A more favorable mix of full price and close-out wholesale sales; and

•	Improved gross margins within the direct-to-consumer channel driven by a stronger product assortment, less promotional activity, and a higher proportion of e-commerce sales;
partially offset by:

•	Unfavorable foreign currency hedge rates; and

•	A higher proportion of sales to international distributors, which carry lower gross margins than wholesale and direct-to-consumer channels.

Our gross profit as a percentage of sales may not be comparable to that of other companies in our industry because some include costs related to both their distribution network and retail store occupancy in cost of sales while we, like many others, include these expenses as a component of selling, general and administrative (“SG&A”) expense.

Selling, General and Administrative Expense: SG&A expense includes all costs associated with design, merchandising, marketing, distribution and corporate functions, including related depreciation and amortization.

SG&A expense increased $23.1 million, or 14%, to $186.5 million, or 38.9% of net sales, for the first quarter of 2015 from $163.4 million, or 38.5% of net sales, for the comparable period in 2014. The SG&A expense increase was primarily due to:

•	Incremental operating costs associated with prAna;

•	Increased expenses relating to our expanding direct-to-consumer operations; and

•	Increased personnel demand creation, and information technology expenses;
partially offset by:

•	Favorable foreign currency translation.

Depreciation and amortization included in SG&A expense totaled $13.7 million for the first quarter of 2015, compared to $9.9 million for the same period in 2014, reflecting increased depreciation expense related to the implementation of our ERP system in the United States in April 2014 and amortization expense related to the prAna acquired assets in May 2014.
Net Licensing Income: Net licensing income increased $0.2 million to $1.9 million for the first quarter of 2015 compared to $1.7 million for the same period in 2014. The increase in net licensing income consisted of an increase in the United States and was led by licensed items such as socks and leather accessories.
Other Non-operating Expense: Other non-operating expense totaled $2.2 million for the first quarter of 2015 compared to $0.4 million for the first quarter of 2014.  The increase reflects higher net foreign currency exchange losses on non-functional currency transactions and balances, primarily relating to the strengthening of the U.S. dollar against the Canadian dollar, and the Swiss franc against the European euro, during the first quarter of 2015.
Income Tax Expense: Income tax expense increased to $14.1 million for the first quarter of 2015 from $11.4 million for the comparable period in 2014. Our effective income tax rate was 33.6% for the first quarter of 2015 compared to 32.6% for the same period in 2014. Our effective income tax rate increase primarily reflects a larger proportion of pre-tax income earned in the United States, which generally carries a higher effective tax rate than our foreign regions. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods.
Net Income Attributable to Columbia Sportswear Company: Net income increased $4.2 million, or 19%, to $26.5 million, or $0.37 per diluted share, for the first quarter of 2015 from $22.3 million, or $0.32 per diluted share for the comparable period in 2014.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our ongoing ERP and complimentary systems implementations, general corporate needs and the expansion of our global operations. At March 31, 2015, we had total cash and cash equivalents of $401.6 million, compared to $413.6 million at December 31, 2014 and $528.0 million at March 31, 2014. In addition, we had short-term investments of $52.9 million at March 31, 2015, compared to $27.3 million at December 31, 2014 and $39.5 million at March 31, 2014. At March 31, 2015, approximately 47% of our cash and short-term investments were held by foreign subsidiaries where a repatriation of those funds to the United States would likely result in a significant tax expense for us. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
Net cash provided by operating activities was $28.7 million for the three months ended March 31, 2015, compared $43.5 million for the same period in 2014. The decrease in cash provided by operating activities was primarily driven by a smaller decrease in inventories and a larger decrease in accrued liabilities, partially offset by a larger increase in accounts receivable during the three months ended March 31, 2015, compared to the same period in 2014.
Net cash used in investing activities was $41.2 million for the three months ended March 31, 2015, compared to $34.7 million provided by investing activities for the comparable period in 2014. For the 2015 period, the cash used in investing activities primarily consisted of $25.8 million net purchases of short-term investments and $15.5 million for capital expenditures. For the same period in 2014, net cash provided by investing activities primarily consisted of $52.4 million from net sales of short-term investments, partially offset by $17.8 million for capital expenditures.
Net cash provided by financing activities was $1.3 million for the three months ended March 31, 2015, compared to $17.2 million for the comparable period in 2014. For the 2015 period, net cash provided by financing activities primarily consisted of net proceeds and tax benefits from stock plan activity of $11.9 million, partially offset by dividend payments of $10.6 million. For the same period in 2014, net cash provided by financing activities primarily consisted of proceeds from a related party note payable of $16.1 million and net proceeds and tax benefits from stock plan activity of $10.9 million, partially offset by dividend payments of $9.8 million.
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At March 31, 2015, no balance was outstanding under this line of credit. At March 31, 2015, we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines in place guaranteed by the parent company with a combined limit of approximately $101.9 million at March 31, 2015, of which $2.3 million is designated as a European customs guarantee. At March 31, 2015, no balance was outstanding under these subsidiary lines of credit.
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

Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our Annual Report on Form 10-K for the year ended December 31, 2014 have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Some of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, including sales returns and claims from customers, the allowance for doubtful accounts, the provision for potential excess, slow-moving and closeout inventories, product warranty, income taxes and stock-based compensation.
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
There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 2 to the notes to the condensed consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 4.    CONTROLS AND PROCEDURES
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
There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
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
Item 1A.    RISK FACTORS
In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations or cash flows may be materially adversely affected by these and other risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
To implement our business strategies, we must continue to modify and fund various aspects of our business, to maintain and enhance our information systems and supply chain operations to improve efficiencies, and to attract, retain and manage qualified personnel. These efforts, coupled with cost containment measures, place increasing strains on management, financial, product design, marketing, distribution, supply chain and other resources, and we may have operating difficulties as a result. For example, in support of our strategic initiatives, we are making significant investments in our business processes and information technology infrastructure that require significant management attention and corporate resources. These changes may make it increasingly difficult to pursue acquisitions or adapt our information technology systems and business processes to integrate an acquired business. These integration challenges may also be present as we continue to fully integrate operations of our joint venture arrangement in China, which began operations in January 2014, and of prAna, which we acquired in May 2014. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Initiatives to Upgrade Our Business Processes and Information Technology Infrastructure Involve Many Risks Which Could Result In, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement initiatives to optimize our performance. Our current business process initiatives include plans to improve business results through standardization of business processes and technologies that support our supply chain and go-to-market strategies through implementation of an integrated global ERP software solution and other complementary information technology systems over the next several years. Implementation of these solutions and systems is highly dependent on coordination of numerous contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one contractor or system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel implement and become familiar with new systems, increased costs and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures, including system outages and loss of system availability could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
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
System Security Risks, Data Breaches and Cyber Attacks Could Disrupt Our Operations
We manage and store various proprietary information and sensitive or confidential data relating to our business, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our customers, or our employees, including the potential loss or disclosure of such information or data as a result of hacking, fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, our current data protection measures might not protect us against increasingly sophisticated and aggressive threats and the cost and operational consequences of implementing further data protection measures could be significant.
Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack or otherwise exploit any security vulnerabilities of our systems. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in significant financial losses and expenses, interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

We Depend on Contract Manufacturers
Our products are manufactured by contract manufacturers worldwide. Although we enter into purchase order commitments with these contract manufacturers each season, we generally do not maintain long-term manufacturing commitments with them. Without long-term or reserve commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing if growth or product demand differs from our forecasts. contract manufacturers may fail to perform as expected or our competitors may obtain production capacities that effectively limit or eliminate the availability of these resources to us. If a contract manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, we may miss delivery deadlines or incur additional costs, which may cause our wholesale customers to cancel their orders, refuse to accept deliveries, or demand a reduction in purchase prices, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
Reliance on contract manufacturers also creates quality control risks. Contract manufacturers may need to use sub-contracted manufacturers to fulfill demand and these manufacturers may have less experience producing our products or possess lower overall capabilities, which could result in compromised quality of our products. A failure in our quality control program may result in diminished product quality, which in turn could result in increased order cancellations, price concessions and returns, decreased consumer demand for our products, non-compliance with our product standards or regulatory requirements or product recalls (or other regulatory actions), any of which may have a material adverse effect on our financial condition, results of operations or cash flows.
We also have license agreements that permit unaffiliated parties to manufacture or contract to manufacture products using our trademarks. We impose standards of manufacturing practices on our contract manufacturers and licensees for the benefit of workers and require compliance with our restricted substances list and product safety and other applicable environmental, health and safety laws. We also require our contract manufacturers and licensees to impose these practices, standards and laws on their contractors. If a contract manufacturer, licensee or subcontractor violates labor or other laws, or engages in practices that are not generally accepted as safe or ethical, they and their employees may suffer serious injury due to industrial accidents, the manufacturer may suffer disruptions to its operations due to work stoppages or employee protests and we may experience production disruptions, significant negative publicity or lost sales that could result in long-term damage to our brands and corporate reputation. In some circumstances parties may attempt to assert that we are liable for our independent manufacturers', licensees' or subcontractors' labor and operational practices, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
In some cases, we may produce quantities of product that exceed actual demand, which could result in higher inventory levels that we need to liquidate at discounted prices. During periods of unseasonable weather conditions, weak economic conditions, unfavorable currency fluctuations, or unfavorable geopolitical conditions in key markets, we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of some customers’ operations. We may not be able to sell all of the products we have ordered from contract manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through our owned outlet stores or third-party liquidation channels, which could have a material adverse effect on our brand image, financial condition, results of operations or cash flows.
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
Insiders Control a Majority of Our Common Stock and May Sell Shares
Five related shareholders, Gertrude Boyle, Sarah Bany, and Timothy Boyle and his two adult children, beneficially own a majority of our common stock. As a result, if acting together, they can effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these four insiders are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933 and the Securities Exchange Act of 1934. The sale or the prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors has authorized the repurchase of $700,000,000 of our common stock. As of March 31, 2015, we had repurchased 19,607,058 shares under this program at an aggregate purchase price of approximately $456,443,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.
We did not repurchase any equity securities during the three months ended March 31, 2015.
Item 6.    EXHIBITS

(a)	Exhibits

3.2	Amendment to 2000 Restated Bylaws of Columbia Sportswear Company, as amended, effective March 19, 2015 (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on March 23, 2015)

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Executive Vice President of Finance and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Executive Vice President of Finance and Chief Financial Officer

101	INS XBRL Instance Document *

101	SCH XBRL Taxonomy Extension Schema Document *

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101	DEF XBRL Taxonomy Extension Definition Linkbase Document*

101	LAB XBRL Taxonomy Extension Label Linkbase Document *

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

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

COLUMBIA SPORTSWEAR COMPANY
Date: May 7, 2015	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Executive Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)