Form 10-Q
period 2015-06-30
COLUMBIA SPORTSWEAR CO
filed 2015-08-06
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on July 24, 2015 was 70,299,415.

COLUMBIA SPORTSWEAR COMPANY
JUNE 30, 2015

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2015	December 31, 2014	June 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$371,062	$413,558	$367,165
Short-term investments	46,428	27,267	27,238
Accounts receivable, net of allowance of $7,436, $8,943 and $6,977, respectively	198,296	344,390	204,527
Inventories	581,031	384,650	456,448
Deferred income taxes	55,519	57,001	52,202
Prepaid expenses and other current assets	45,513	39,175	42,551
Total current assets	1,297,849	1,266,041	1,150,131
Property, plant and equipment, at cost, net of accumulated depreciation of $356,035, $345,612 and $345,153, respectively	285,833	291,563	291,270
Intangible assets, net (Notes 3, 5)	141,158	143,731	149,221
Goodwill (Notes 3, 5)	68,594	68,594	69,257
Other non-current assets	25,222	22,280	25,412
Total assets	$1,818,656	$1,792,209	$1,685,291
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$286,623	$214,275	$239,906
Accrued liabilities (Note 6)	110,528	144,288	104,332
Income taxes payable	3,436	14,388	3,315
Deferred income taxes	125	169	66
Total current liabilities	400,712	373,120	347,619
Note payable to related party (Note 14)	15,739	15,728	15,734
Other long-term liabilities	37,419	35,435	31,339
Income taxes payable	10,190	9,388	4,373
Deferred income taxes	3,104	3,304	8,261
Total liabilities	467,164	436,975	407,326
Commitments and contingencies (Note 12)
Columbia Sportswear Company Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 125,000 shares authorized; 70,263, 69,828, and 70,080 issued and outstanding, respectively (Note 9)	80,346	72,700	77,793
Retained earnings	1,253,883	1,255,070	1,154,103
Accumulated other comprehensive income (Note 8)	3,417	15,833	38,075
Total Columbia Sportswear Company shareholders’ equity	1,337,646	1,343,603	1,269,971
Non-controlling interest (Note 4)	13,846	11,631	7,994
Total equity	1,351,492	1,355,234	1,277,965
Total liabilities and equity	$1,818,656	$1,792,209	$1,685,291
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$380,234	$324,246	$859,216	$748,330
Cost of sales	208,916	180,221	459,124	407,219
Gross profit	171,318	144,025	400,092	341,111
Selling, general and administrative expenses	181,502	162,196	368,004	325,555
Net licensing income	1,222	1,182	3,072	2,906
Income (loss) from operations	(8,962)	(16,989)	35,160	18,462
Interest income, net	574	384	951	623
Interest expense on note payable to related party (Note 14)	(278)	(277)	(552)	(487)
Other non-operating income (expense)	467	(149)	(1,729)	(505)
Income (loss) before income tax	(8,199)	(17,031)	33,830	18,093
Income tax benefit (expense)	2,395	10,293	(11,715)	(1,155)
Net income (loss)	(5,804)	(6,738)	22,115	16,938
Net income (loss) attributable to non-controlling interest	741	(409)	2,189	1,012
Net income (loss) attributable to Columbia Sportswear Company	$(6,545)	$(6,329)	$19,926	$15,926
Earnings (loss) per share attributable to Columbia Sportswear Company (Note 9):
Basic	$(0.09)	$(0.09)	$0.28	$0.23
Diluted	(0.09)	(0.09)	0.28	0.23
Cash dividends per share	$0.15	$0.14	$0.30	$0.28
Weighted average shares outstanding (Note 9):
Basic	70,339	69,916	70,210	69,668
Diluted	70,339	69,916	71,152	70,602
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(5,804)	$(6,738)	$22,115	$16,938
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities (net of tax benefit (expense) of $1, $1, $3 and ($1), respectively)	1	3	(2)	4
Unrealized gains (losses) on derivative transactions (net of tax benefit of $1,004, $638, $289 and $741, respectively)	(2,010)	(1,037)	1,720	(809)
Foreign currency translation adjustments (net of tax benefit of $241, $30, $1,070 and $23, respectively)	2,647	8,934	(14,108)	3,056
Other comprehensive income (loss):	638	7,900	(12,390)	2,251
Comprehensive income (loss)	(5,166)	1,162	9,725	19,189
Comprehensive income (loss) attributable to non-controlling interest	740	(375)	2,215	548
Comprehensive income (loss) attributable to Columbia Sportswear Company	$(5,906)	$1,537	$7,510	$18,641
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$22,115	$16,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,778	23,234
Loss on disposal of property, plant, and equipment	507	229
Deferred income taxes	7,688	5,601
Stock-based compensation	5,939	5,208
Excess tax benefit from employee stock plans	(6,342)	(3,951)
Changes in operating assets and liabilities:
Accounts receivable	139,730	112,340
Inventories	(202,276)	(114,716)
Prepaid expenses and other current assets	(7,442)	(7,357)
Other assets	(3,018)	297
Accounts payable	78,252	60,089
Accrued liabilities	(29,630)	(23,095)
Income taxes payable	(11,263)	(13,596)
Other liabilities	2,098	1,733
Net cash provided by operating activities	24,136	62,954
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(188,467)
Purchases of short-term investments	(38,208)	(21,471)
Sales of short-term investments	19,213	86,206
Capital expenditures	(28,365)	(24,964)
Proceeds from sale of property, plant, and equipment	104	16
Net cash used in investing activities	(47,256)	(148,680)
Cash flows from financing activities:
Proceeds from credit facilities	260	1,045
Repayments on credit facilities	(260)	(1,045)
Proceeds from issuance of common stock under employee stock plans	14,371	19,017
Tax payments related to restricted stock unit issuances	(4,531)	(2,881)
Excess tax benefit from employee stock plans	6,342	3,951
Repurchase of common stock	(14,525)	—
Proceeds from note payable to related party	—	16,072
Cash dividends paid	(21,113)	(19,556)
Net cash provided by (used in) financing activities	(19,456)	16,603
Net effect of exchange rate changes on cash	80	(1,201)
Net decrease in cash and cash equivalents	(42,496)	(70,324)
Cash and cash equivalents, beginning of period	413,558	437,489
Cash and cash equivalents, end of period	$371,062	$367,165
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$24,088	$21,842
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	$4,044	$8,145
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of June 30, 2015 and 2014, the results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. The December 31, 2014 financial information was derived from the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for the full year.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015, the FASB announced a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact this ASU will have on the Company's financial position, results of operations and cash flows.

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
NOTE 4—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources, Limited (“Swire”) to support the development and operation of the Company's business in China. The joint venture began operations on January 1, 2014. The accounts of the joint venture are included in the Condensed Consolidated Balance Sheets as of June 30, 2015 and 2014, and December 31, 2014. Swire's share of net income from the joint venture is included in net income attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014. The 40% non-controlling equity interest in this entity is included in total equity as non-controlling interest in the Condensed Consolidated Balance Sheets as of June 30, 2015 and 2014, and December 31, 2014.
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the six months ended June 30, 2015 (in thousands, except per share amounts):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2014	$1,343,603	$11,631	$1,355,234
Net income	19,926	2,189	22,115
Other comprehensive income (loss), net of tax:
Unrealized holding losses on available-for-sale securities	(2)	—	(2)
Derivative holding gains	1,720	—	1,720
Foreign currency translation adjustments	(14,134)	26	(14,108)
Cash dividends ($0.30 per share)	(21,113)	—	(21,113)
Issuance of common stock under employee stock plans, net	9,840	—	9,840
Tax adjustment from stock plans	6,392	—	6,392
Stock-based compensation expense	5,939	—	5,939
Repurchase of common stock	(14,525)	—	(14,525)
Balance at June 30, 2015	$1,337,646	$13,846	$1,351,492
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the six months ended June 30, 2014 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2013	$1,245,418	$7,446	$1,252,864
Net income	15,926	1,012	16,938
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities	4	—	4
Derivative holding losses	(809)	—	(809)
Foreign currency translation adjustments	3,520	(464)	3,056
Cash dividends ($0.28 per share)	(19,556)	—	(19,556)
Issuance of common stock under employee stock plans, net	16,136	—	16,136
Tax adjustment from stock plans	4,124	—	4,124
Stock-based compensation expense	5,208	—	5,208
Balance at June 30, 2014	$1,269,971	$7,994	$1,277,965

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
Intangible assets
The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	June 30, 2015	December 31, 2014	June 30, 2014
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Order backlog	—	—	3,500
Gross carrying amount	37,198	37,198	40,698
Accumulated amortization:
Patents and purchased technology	(7,326)	(6,661)	(5,997)
Customer relationships	(4,135)	(2,227)	(318)
Order backlog	—	—	(583)
Total accumulated amortization	(11,461)	(8,888)	(6,898)
Net carrying amount	25,737	28,310	33,800
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$141,158	$143,731	$149,221
Amortization expense for intangible assets subject to amortization was $1,287,000 and $1,234,000 for the three months ended June 30, 2015 and 2014, respectively, and was $2,573,000 and $1,567,000 for the six months ended June 30, 2015 and 2014, respectively.
Annual amortization expense is estimated to be as follows for the years 2015-2019 (in thousands):

2015	$5,147
2016	5,147
2017	3,883
2018	2,980
2019	2,980
Goodwill
Goodwill was $68,594,000 at June 30, 2015 and December 31, 2014, and $69,257,000 at June 30, 2014. During the year ended December 31, 2014, goodwill increased $54,156,000, net of a remeasurement period adjustment of $663,000, related to the prAna acquisition (see Note 3).
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
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$10,873	$10,652	$11,148	$10,768
Provision for warranty claims	860	673	2,325	2,154
Warranty claims	(847)	(736)	(2,233)	(2,265)
Other	80	91	(274)	23
Balance at end of period	$10,966	$10,680	$10,966	$10,680

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 7—STOCK-BASED COMPENSATION
The Company’s Stock Incentive Plan (the “Plan”) allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based or cash-based awards. The majority of all stock options and restricted stock unit grants outstanding under the Plan were granted in the first quarter of each fiscal year.
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$913	$862	$1,829	$1,743
Restricted stock units	2,080	1,769	4,110	3,465
Total	$2,993	$2,631	$5,939	$5,208
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
The following table presents the weighted average assumptions for stock options granted in the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected option term	7.46 years	7.82 years	4.60 years	4.71 years
Expected stock price volatility	29.54%	28.63%	26.53%	27.67%
Risk-free interest rate	1.95%	2.29%	1.20%	1.21%
Expected annual dividend yield	1.04%	1.33%	1.26%	1.33%
Weighted average grant date fair value	$17.81	$12.77	$10.31	$8.76
During the six months ended June 30, 2015 and 2014, the Company granted a total of 495,145 and 472,576 stock options, respectively. At June 30, 2015, unrecognized costs related to outstanding stock options totaled approximately $8,018,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at June 30, 2015 are expected to be recognized over a weighted average period of 2.53 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, expected annual dividend yield and closing price of the Company’s common stock on the date of grant.
 The following table presents the weighted average assumptions for restricted stock units granted in the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Vesting period	2.65 years	3.56 years	3.82 years	3.83 years
Expected annual dividend yield	1.05%	1.34%	1.14%	1.33%
Estimated average grant date fair value per restricted stock unit	$55.80	$39.91	$51.01	$39.08
During the six months ended June 30, 2015 and 2014, the Company granted 194,591 and 263,842 restricted stock units, respectively. At June 30, 2015, unrecognized costs related to outstanding restricted stock units totaled approximately $17,386,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

period using the straight-line attribution method. These unrecognized costs at June 30, 2015 are expected to be recognized over a weighted average period of 2.39 years.
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the three months ended June 30, 2015 (in thousands):

	Unrealized gains on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at March 31, 2015	$1	$12,725	$(9,948)	$2,778
Other comprehensive income (loss) before reclassifications	1	(742)	2,648	1,907
Amounts reclassified from other comprehensive income	—	(1,268)	—	(1,268)
Net other comprehensive income (loss) during the period	1	(2,010)	2,648	639
Balance at June 30, 2015	$2	$10,715	$(7,300)	$3,417
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
The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of tax, for the six months ended June 30, 2015 (in thousands):

	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2014	$4	$8,995	$6,834	$15,833
Other comprehensive income (loss) before reclassifications	(2)	4,840	(14,134)	(9,296)
Amounts reclassified from other comprehensive income	—	(3,120)	—	(3,120)
Net other comprehensive income (loss) during the period	(2)	1,720	(14,134)	(12,416)
Balance at June 30, 2015	$2	$10,715	$(7,300)	$3,417
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
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,339	69,916	70,210	69,668
Effect of dilutive stock options and restricted stock units	—	—	942	934
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,339	69,916	71,152	70,602
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$(0.09)	$(0.09)	$0.28	$0.23
Diluted	(0.09)	(0.09)	0.28	0.23

Stock options and service-based restricted stock units representing 3,058,634 and 3,508,752 shares of common stock for the three months ended June 30, 2015 and 2014, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive due to a net loss in the period. Stock options and service-based restricted units representing 116,558 and 336,712 shares of common stock for the six months ended June 30, 2015 and 2014, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 138,005 and 95,384 shares of common stock for the three months ended June 30, 2015 and 2014, respectively, and 129,954 and 78,746 shares of common stock for the six months ended June 30, 2015 and 2014, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

Common stock repurchase plan
Since the inception of the Company’s stock repurchase plan in 2004 through June 30, 2015, the Company’s Board of Directors has authorized the repurchase of $700,000,000 of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of June 30, 2015, the Company had repurchased 19,865,932 shares under this program at an aggregate purchase price of

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

approximately $470,968,000. During the six months ended June 30, 2015, the Company repurchased 258,874 shares of the Company's common stock at an aggregate purchase price of $14,525,000. During the six months ended June 30, 2014, the Company did not repurchase any shares of the Company's common stock.
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
The geographic distribution of the Company’s net sales and income from operations are summarized in the following table (in thousands) for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales to unrelated entities:
United States	$212,032	$146,368	$495,792	$387,557
LAAP	97,068	96,100	210,130	212,913
EMEA	59,905	72,949	107,730	112,089
Canada	11,229	8,829	45,564	35,771
	$380,234	$324,246	$859,216	$748,330
Segment income (loss) from operations:
United States	$22,708	$2,365	$75,520	$46,536
LAAP	8,575	9,253	23,928	26,487
EMEA	2,115	5,797	3,481	2,271
Canada	(3,511)	(3,784)	2,791	(385)
Total segment income from operations	29,887	13,631	105,720	74,909
Unallocated corporate expenses	(38,849)	(30,620)	(70,560)	(56,447)
Interest income, net	574	384	951	623
Interest expense on note payable to related party	(278)	(277)	(552)	(487)
Other non-operating income (expense)	467	(149)	(1,729)	(505)
Income (loss) before income taxes	$(8,199)	$(17,031)	$33,830	$18,093

Concentrations
The Company had one customer in its EMEA segment that accounted for approximately 12.2% and 16.7% of consolidated accounts receivable at June 30, 2015 and 2014, respectively. No single customer accounted for 10% or more of consolidated accounts receivable at December 31, 2014. No single customer accounted for 10% or more of consolidated revenues for the three months ended June 30, 2015. The Company had one customer in its EMEA segment that accounted for approximately 12.1% of consolidated revenues for the three months ended June 30, 2014. No customer accounted for 10% or more of consolidated revenues for the six months ended June 30, 2015 or 2014.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. Subsidiaries that use U.S. dollars as their functional currency are primarily exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward and option contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points is excluded from the determination of hedge effectiveness and included in current period cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales. For option contracts, the change in fair value attributable to changes in time value are excluded from the assessment of hedge effectiveness and included in current period cost of sales. Hedge ineffectiveness was not material during the three and six months ended June 30, 2015 and 2014.

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
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	June 30, 2015	December 31, 2014	June 30, 2014
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$95,000	$103,000	$127,000
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	117,000	128,000	63,500
At June 30, 2015, approximately $12,911,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.
At June 30, 2015, the Company’s derivative contracts had a remaining maturity of less than two years . The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $3,000,000 at June 30, 2015. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Balance Sheet Classification	June 30, 2015	December 31, 2014	June 30, 2014
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$4,485	$9,993	$986
Currency forward contracts	Other non-current assets	320	—	155
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	28	—	1,081
Currency forward contracts	Other long-term liabilities	—	—	12
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	4,458	2,754	302
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	738	924	650

The following table presents the statement of operations effect and classification of derivative instruments (in thousands):

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income or loss	—	$(742)	$(634)	$4,840	$70
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	1,690	690	3,947	1,499
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	(2)	—	(17)	—
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(88)	(186)	(210)	(208)
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating expense	(356)	(506)	2,580	(1,971)
NOTE 12—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories and equipment. At June 30, 2015, inventory purchase obligations were $364,435,000.

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

Level 3 –	unobservable inputs for which there is little or no market data available, that require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$116,316	$—	$—	$116,316
Time deposits	102,756	—	—	102,756
Reverse repurchase agreements	—	20,000	—	20,000
U.S. Government-backed municipal bonds	—	6,775	—	6,775
Available-for-sale short-term investments (1)
Certificates of deposit	—	10,291	—	10,291
U.S. Government-backed municipal bonds	—	35,481	—	35,481
Other short-term investments
Mutual fund shares	656	—	—	656
Other current assets
Derivative financial instruments (Note 11)	—	8,943	—	8,943
Other non-current assets
Derivative financial instruments (Note 11)	—	320	—	320
Mutual fund shares	6,874	—	—	6,874
Total assets measured at fair value	$226,602	$81,810	$—	$308,412
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$766	$—	$766
Total liabilities measured at fair value	$—	$766	$—	$766

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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$147,953	$—	$—	$147,953
Time deposits	25,148	14,824	—	39,972
U.S. Government-backed repurchase agreements	—	40,000	—	40,000
Available-for-sale short-term investments (1)
Certificates of deposit	—	3,429	—	3,429
Variable-rate demand notes	—	18,675	—	18,675
U.S. Government-backed municipal bonds	—	4,584	—	4,584
Other short-term investments
Mutual funds shares	550			550
Other current assets
Derivative financial instruments (Note 11)		1,288		1,288
Other non-current assets
Derivative financial instruments (Note 11)	—	155	—	155
Mutual fund shares	5,749	—	—	5,749
Total assets measured at fair value	$179,400	$82,955	$—	$262,355
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$1,731	$—	$1,731
Other long-term liabilities
Derivative financial instruments (Note 11)	—	12	—	12
Total liabilities measured at fair value	$—	$1,743	$—	$1,743

(1)	Investments have remaining maturities of less than one year.

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, which are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
Non-recurring fair value measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2015, December 31, 2014 or June 30, 2014.
NOTE 14—RELATED PARTY TRANSACTIONS
On January 1, 2014, the Company commenced operations of a majority-owned joint venture in mainland China. Upon commencement, the joint venture entered into Transition Services Agreements (“TSAs”) with Swire, the non-controlling shareholder in the joint venture, under which Swire renders administrative and information technology services on behalf of the joint venture. The joint venture incurred service fees, valued under the TSAs at Swire's cost, of $2,120,000 and $2,173,000 during the three months ended June 30, 2015 and 2014, respectively, and $3,875,000 and $4,880,000 during the six months ended June 30, 2015 and 2014, respectively. These fees are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. In addition, the joint venture pays Swire sourcing fees related to the purchase of certain inventory. These sourcing fees are capitalized into inventories and charged to cost of sales as the inventories are sold. The joint venture did not incur sourcing fees for the three months ended June 30, 2015. For the three months ended June 30, 2014, the joint venture incurred sourcing fees of $8,000. For the six months ended June 30, 2015 and 2014, the joint venture incurred sourcing fees of $289,000 and $293,000, respectively.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the six months ended June 30, 2015 and 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as note payable to related party in the Condensed Consolidated Balance Sheet as of June 30, 2015 and 2014 and December 31, 2014. The note with Swire, in the principal amount of 97,600,000 RMB (US$15,739,000 at June 30, 2015), matures on December 31, 2018 and bears interest at a fixed annual rate of 7%. Interest expense related to this note was $278,000 and $277,000 for the three months ended June 30, 2015 and 2014, respectively and $552,000 and $487,000 for the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015 and 2014 and December 31, 2014, net payables to Swire for service fees, interest expense and miscellaneous expenses totaled $6,769,000, $5,044,000 and $3,651,000, respectively, and were included in accounts payable in the Condensed Consolidated Balance Sheets.
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
Our Business
As one of the largest outdoor and active lifestyle apparel and footwear companies in the world, we design, source, market and distribute active outdoor and lifestyle apparel, footwear, accessories and equipment under the Columbia, Mountain Hardwear, Sorel, prAna and Montrail brands. Our products are sold through a mix of wholesale distribution channels, our own direct-to-consumer channels, and independent distributors. In addition, we license some of our trademarks across a range of apparel, footwear, accessories and equipment.
The popularity of outdoor activities, changing design trends, consumer adoption of innovative performance technologies, variations in seasonal weather, and the availability and desirability of competitor alternatives affect consumer desire for our products. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences by adjusting our product offerings, developing new products with innovative performance features and designs, and creating persuasive and memorable marketing communications to generate consumer awareness, demand and retention. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. The expansion of our direct-to-consumer operations has increased the proportion of sales, profits and cash flows that we generate in the fourth calendar quarter. As a result, our sales and profits tend to be highest in the third and fourth calendar quarters. In 2014, approximately 60% of our net sales and approximately 90% of our profitability were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
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
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility of global economic and geopolitical conditions which, when combined with seasonal weather patterns and inflationary or volatile input costs, reduce the predictability of our business.
Business Developments
On January 1, 2014 we commenced operations of a majority-owned joint venture in mainland China with Swire Resources, Limited (“Swire”). As a 60% majority-owned entity, the joint venture's operations are included in our consolidated financial results.
On May 30, 2014, we purchased 100% of the equity interest in prAna Living LLC (“prAna”) for $188.5 million, net of acquired cash. PrAna is a lifestyle apparel brand sold through select specialty and online retailers across North America, as well as through five company-owned retail stores, an e-commerce site and direct-mail catalogs. The acquisition of prAna strengthens and diversifies our brand portfolio and generally offsets some of the more seasonal sales effects found within our other brands. The acquisition was funded with cash on hand.
Business Outlook
We expect 2015 profitability to be affected by the following major factors:

•	Net sales growth in the Columbia and Sorel brands across our United States, Canadian and European wholesale channels;

•
Continued growth of our brick-and-mortar and e-commerce direct-to-consumer sales in the United States and Canada, including the planned addition of 14 new stores in the United States and one in Canada;

•	Financial results of the prAna business, which was acquired on May 30, 2014;

•	Difficult economic and/or competitive environments in certain key international markets, particularly Russia, Korea and China; and

•	The effects of changes in foreign currency exchange rates on sales, gross margin and operating income.
Consistent with the historical seasonality of the business, we anticipate 2015 profitability to be heavily concentrated in the second half of the year.
We implemented our new enterprise resource planning (“ERP”) system in our international distributor businesses in May 2015, which joins our North American wholesale businesses and the majority of our global supply chain operations on our new ERP platform. The next planned phase of our global ERP system initiative is to transition our Japan business to our new ERP system in 2016.

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

•	Macroeconomic trends affecting consumer traffic and spending in brick and mortar retail channels;

•	The rate of new store expansion and productivity of our existing stores and e-commerce sites in our global direct-to-consumer operations;

•	Changes in mix and volume of full price sales in relation to closeout product sales and promotional sales activity;

•	Production capacity constraints and associated risks, including timely delivery, quality and non-compliance;

•	Costs and business interruption risks related to our supply chain;

•	Risks associated with information technology infrastructure investments and projects, including our multi-year global ERP system implementation;

•	Our ability to effectively manage operating costs;

•	Continued political and economic uncertainty, which is creating headwinds in key global markets; and

•	Fluctuating currency exchange rates.
These factors and others may have a material effect on our financial condition, results of operations or cash flows, particularly with respect to quarterly comparisons.
We remain focused on driving sustainable, profitable sales growth by providing innovative, stylish products at accessible prices, nurturing stronger emotional connections with consumers through compelling marketing communications, transforming our global supply chain and information technology platforms, and effectively managing inventory.
Results of Operations
The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes that appear elsewhere in this quarterly report. The following discussion includes references to constant-dollar net sales percentage changes, which exclude the effect of changes in foreign currency exchange rates between comparable reporting periods when translating net sales recognized in foreign currencies into U.S. dollars. All references to quarters relate to the quarter ended June 30 of the particular year.

Highlights of the Second Quarter of 2015

•	Net sales for the second quarter of 2015 increased $56.0 million, or 17% (21% constant-dollar), to $380.2 million from $324.2 million for the second quarter of 2014.

•
Net loss attributable to Columbia Sportswear Company for the second quarter of 2015 was $6.5 million, or $(0.09) per diluted share, compared to a net loss of $6.3 million, or $(0.09) per diluted share, for the second quarter of 2014, which included a non-recurring tax benefit of $5.6 million, or $0.08 per diluted share, reflecting the resolution of specific uncertain tax positions, and acquisition costs totaling approximately $2.1 million net of tax, or $(0.03) per diluted share, related to the purchase of prAna Living, LLC.

•	We paid a quarterly cash dividend of $0.15 per share, or $10.6 million, in the second quarter of 2015.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.9	55.6	53.4	54.4
Gross profit	45.1	44.4	46.6	45.6
Selling, general and administrative expenses	47.7	50.0	42.8	43.5
Net licensing income	0.2	0.4	0.3	0.4
Income (loss) from operations	(2.4)	(5.2)	4.1	2.5
Interest income, net	0.2	0.1	0.1	0.1
Interest expense on note payable to related party	(0.1)	(0.1)	(0.1)	(0.1)
Other non-operating income (expense)	0.1	(0.1)	(0.2)	(0.1)
Income (loss) before income tax	(2.2)	(5.3)	3.9	2.4
Income tax benefit (expense)	0.7	3.2	(1.3)	(0.2)
Net income (loss)	(1.5)	(2.1)	2.6	2.2
Net income (loss) attributable to non-controlling interest	0.2	(0.1)	0.3	0.1
Net income (loss) attributable to Columbia Sportswear Company	(1.7)%	(2.0)%	2.3%	2.1%
Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014
Net Sales: Consolidated net sales increased $56.0 million, or 17% (21% constant-dollar), to $380.2 million for the second quarter of 2015 from $324.2 million for the comparable period in 2014.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended June 30,
				Constant Dollar % Change (1)

	2015	2014	% Change
	(In millions, except for percentage changes)
United States	$212.1	$146.3	45%	45%
LAAP	97.0	96.1	1%	7%
EMEA	59.8	72.9	(18)%	(11)%
Canada	11.3	8.9	27%	43%
	$380.2	$324.2	17%	21%
(1) Constant-dollar % change information excludes the effect of changes in foreign currency exchange rates vs. the U.S. dollar between comparable reporting periods. To calculate constant-dollar net sales percentage changes, net sales in foreign currencies for the current period are translated into U.S. dollars at the average exchange rates that were in effect during the comparable period of the prior year. The company uses constant-dollar information to provide a framework to assess how the business performed excluding the effects of changes in the exchange rates used to translate net sales generated in foreign currencies into U.S. dollars.

Net sales in the United States increased $65.8 million, or 45%, to $212.1 million for the second quarter of 2015 from $146.3 million for the comparable period in 2014. The net sales increase in the United States was primarily the result of a net sales increase in the Columbia brand, and $19.0 million of incremental prAna brand net sales. The United States net sales increase was led by an increase in net sales in our wholesale business, followed by our direct-to-consumer business. The net sales increase in our wholesale business consisted of net sales increases across all brands and both product categories resulting from increased advance orders, stronger reorders driven by favorable sell-through across all U.S. wholesale channels, and a prior year shift in timing of shipments of spring advance orders from April 2014 to March 2014 at the request of certain customers to mitigate risk related to the go-live of our ERP system in the United States in early April 2014. The net sales increase in our direct-to-consumer business was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At June 30, 2015, we operated 95 retail stores, compared with 79 retail stores at June 30, 2014.
Net sales in the Latin America and Asia Pacific (“LAAP”) region increased $0.9 million, or 1% (7% constant-dollar), to $97.0 million for the second quarter of 2015 from $96.1 million for the comparable period in 2014. The net sales increase in the LAAP region was concentrated in the Columbia brand and consisted of a net sales increase in our China joint venture, partially offset by net sales decreases in Korea, our LAAP distributor business, and Japan. The net sales increase in our China joint venture was driven by discounted pricing that drove an increase in net sales volume, as well an increase in e-commerce net sales. The net sales decrease in Korea reflected continued business weakness amid the extremely competitive and promotional outdoor sector in that country. The net sales decrease in our LAAP distributor business primarily reflected a shift in timing of shipments from the second quarter of 2015 to the first quarter of 2015. The net sales decrease in Japan was negatively affected by foreign currency exchange rates, which offset a net sales increase in local currency.
Net sales in the Europe, Middle East and Africa (“EMEA”) region decreased $13.1 million, or 18% (11% constant-dollar), to $59.8 million for the second quarter of 2015 from $72.9 million for the comparable period in 2014. The EMEA net sales decrease was concentrated in our EMEA distributor business largely attributable to a decline in net sales to our Russian distributor, where challenging economic conditions persist.
Net sales in Canada increased $2.4 million, or 27% (43% constant-dollar), to $11.3 million for the second quarter of 2015 from $8.9 million for the comparable period in 2014. The increase in net sales in Canada primarily consisted of a net sales increase in the Columbia brand, and $1.0 million of incremental prAna brand net sales. The net sales increase in Canada reflected net sales increases in our wholesale and direct-to-consumer businesses, and reflected a prior year shift in timing of shipments of spring advance orders from April 2014 to March 2014 at the request of certain customers to mitigate risk related to the go-live of our ERP system in the United States in early April 2014.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended June 30,
				Constant Dollar % Change

	2015	2014	% Change
	(In millions, except for percentage changes)
Columbia	$325.1	$291.0	12%	16%
Sorel	4.3	3.0	43%	40%
Mountain Hardwear	21.2	21.8	(3)%	1%
prAna	26.1	5.5	375%	371%
Other	3.5	2.9	21%	25%
	$380.2	$324.2	17%	21%
The net sales increase in the second quarter of 2015 compared to the second quarter of 2014 was primarily driven by increased Columbia brand net sales, followed by incremental net sales of the prAna brand, which was acquired May 30, 2014. The Columbia brand net sales increase was led by the United States, followed by the LAAP region and Canada, partially offset by a decrease in the EMEA region. The prAna brand incremental net sales were led by the United States, followed by Canada, the LAAP region and the EMEA region.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended June 30,
				Constant Dollar % Change

	2015	2014	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$310.2	$263.0	18%	21%
Footwear	70.0	61.2	14%	21%
	$380.2	$324.2	17%	21%
Net sales of apparel, accessories and equipment increased $47.2 million, or 18% (21% constant-dollar), to $310.2 million for the second quarter of 2015 from $263.0 million for the comparable period in 2014. The increase in apparel, accessories and equipment net sales was led by Columbia brand net sales, followed by incremental prAna brand net sales, partially offset by a net sales decrease in the Mountain Hardwear brand. The apparel, accessories and equipment net sales increase was led by the United States, followed by Canada, partially offset by net sales decreases in the EMEA and LAAP regions. The apparel, accessories and equipment net sales increase in the United States was led by wholesale net sales, followed by direct-to-consumer net sales.
Net sales of footwear increased $8.8 million, or 14% (21% constant-dollar), to $70.0 million for the second quarter of 2015 compared to $61.2 million for the comparable period in 2014. The increase in footwear net sales was led by the Columbia brand, followed by the Sorel brand and the Montrail brand. The increase in footwear net sales was primarily concentrated in the United States, followed by the LAAP region and Canada, partially offset by a net sales decrease in the EMEA region. The increase in footwear net sales in the United States was led by wholesale net sales, followed by direct-to-consumer net sales.
Gross Profit: Gross profit, as a percentage of net sales, increased to 45.1% for the second quarter of 2015 from 44.4% for the comparable period in 2014. Gross profit expansion was primarily due to:

•	A more favorable channel mix due to a lower proportion of sales to international distributors, which carry lower gross margins than wholesale and direct-to-consumer channels;

•	Selective price increases; and

•	Improved gross margin in our direct-to-consumer business;
partially offset by:

•	Increased promotional activity and inventory provisions in our Korean subsidiary; and

•	Unfavorable foreign currency hedge rates.

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

SG&A expense increased $19.3 million, or 12%, to $181.5 million, or 47.7% of net sales, for the second quarter of 2015 from $162.2 million, or 50.0% of net sales, for the comparable period in 2014. The SG&A expense increase was primarily due to:

•	Increased expenses relating to our expanding direct-to-consumer operations;

•	Increased personnel expenses to support business growth;

•	Incremental operating costs associated with prAna; and

•	Increased demand creation expense;
partially offset by:

•	Favorable foreign currency translation.

Depreciation and amortization included in SG&A expense totaled $13.6 million for the second quarter of 2015, compared to $12.1 million for the same period in 2014.
Income Tax Benefit: Income tax benefit decreased to $2.4 million for the second quarter of 2015 from $10.3 million for the comparable period in 2014. Our effective income tax rate was 29.2% for the second quarter of 2015 compared to 60.4% for the same period in 2014. The income tax benefit reduction was primarily due to a non-recurring $5.6 million tax benefit realized during the second quarter of 2014 reflecting the favorable effect from the resolution of specific uncertain tax positions. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events in future periods.
Net Loss Attributable to Columbia Sportswear Company: Net loss increased $0.2 million, or 3%, to $6.5 million, or $0.09 per diluted share, for the second quarter of 2015 from $6.3 million, or $0.09 per diluted share for the comparable period in 2014. Net loss for the second quarter of 2014 included the non-recurring tax benefit of $5.6 million, or $0.08 per diluted share, noted above, and acquisition costs totaling approximately $2.1 million net of tax, or $(0.03) per diluted share, related to the purchase of prAna Living, LLC.
Six Months Ended June 30, 2015 Compared to The Six Months Ended June 30, 2014
Net Sales: Consolidated net sales increased $110.9 million, or 15% (19% constant-dollar), to $859.2 million for the six months ended June 30, 2015 from $748.3 million for the comparable period in 2014.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Six Months Ended June 30,
				Constant Dollar % Change

	2015	2014	% Change
	(In millions, except for percentage changes)
United States	$495.9	$387.5	28%	28%
LAAP	210.1	212.9	(1)%	5%
EMEA	107.6	112.1	(4)%	6%
Canada	45.6	35.8	27%	41%
	$859.2	$748.3	15%	19%
Net sales in the United States increased $108.4 million, or 28%, to $495.9 million for the six months ended June 30, 2015 from $387.5 million for the comparable period in 2014. The net sales increase in the United States was primarily the result of a net sales increase in the Columbia brand, and $49.8 million of incremental prAna brand net sales. The United States net sales increase was led by an increase in net sales in our wholesale business, followed by our direct-to-consumer business. The net sales increase in our wholesale business was partially due to increased advance orders and stronger reorders driven by favorable sell through across U.S. wholesale channels. The net sales increase in our direct-to-consumer business was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At June 30, 2015, we operated 95 retail stores, compared with 79 retail stores at June 30, 2014.
Net sales in the LAAP region decreased $2.8 million, or 1% (increased 5% constant-dollar), to $210.1 million for the six months ended June 30, 2015 from $212.9 million for the comparable period in 2014. The net sales decrease in the LAAP region was led by Korea, followed by Japan, partially offset by a net sales increase in our China joint venture and LAAP distributor business. The net sales decrease in Korea reflected business weakness amid the extremely competitive outdoor sector in that country. The net sales decrease in Japan was negatively affected by foreign currency exchange rates, which offset a net sales increase in local currency. The net sales increase in our China joint venture was driven by discounted pricing that drove an increase in net sales volume, as well an increase in e-commerce net sales. The net sales increase in our LAAP distributor business primarily reflected increased advance orders.
Net sales in the EMEA region decreased $4.5 million, or 4% (increased 6% constant-dollar), to $107.6 million for the six months ended June 30, 2015 from $112.1 million for the comparable period in 2014. The EMEA net sales decrease consisted of a decrease in our EMEA distributor business, partially offset by a net sales increase in our EMEA direct business and by $2.3 million of incremental prAna brand net sales. The EMEA distributor net sales decrease was largely attributable to the decline in net sales to our Russian distributor, where challenging economic conditions persist.
Net sales in Canada increased $9.8 million, or 27% (41% constant-dollar), to $45.6 million for the six months ended June 30, 2015 from $35.8 million for the comparable period in 2014. The increase in net sales in Canada was led by $5.0 million of incremental prAna brand net sales, followed by a net sales increase in the Columbia brand. The net sales increase in Canada reflected net sales increases in our wholesale and direct-to-consumer businesses.
Sales by Brand
Net sales by brand are summarized in the following table:

	Six Months Ended June 30,
				Constant Dollar % Change

	2015	2014	% Change
	(In millions, except for percentage changes)
Columbia	$726.1	$667.0	9%	13%
Sorel	17.7	15.9	11%	15%
Mountain Hardwear	46.3	54.2	(15)%	(11)%
prAna	63.2	5.5	1,049%	1,040%
Other	5.9	5.7	4%	9%
	$859.2	$748.3	15%	19%
The net sales increase in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was led by increased Columbia brand net sales, followed by incremental prAna brand net sales, and increased Sorel brand net sales, partially offset by a net sales decrease in Mountain Hardwear brand net sales. The Columbia brand net sales increase was led by the United States, followed by Canada, partially offset by net sales decreases in the EMEA and LAAP regions. The prAna brand incremental net sales were led by the United States, followed by Canada, the EMEA region and the LAAP region.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Six Months Ended June 30,
				Constant Dollar % Change

	2015	2014	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$709.5	$616.7	15%	18%
Footwear	149.7	131.6	14%	20%
	$859.2	$748.3	15%	19%
Net sales of apparel, accessories and equipment increased $92.8 million, or 15% (18% constant-dollar), to $709.5 million for the six months ended June 30, 2015 from $616.7 million for the comparable period in 2014. The increase in apparel, accessories and equipment net sales was led by incremental prAna brand net sales, followed by an increase in Columbia brand net sales, partially offset by a net sales decrease in Mountain Hardwear brand net sales. The apparel, accessories and equipment net sales increase was led by the United States, followed by Canada, partially offset by net sales decreases in the LAAP and EMEA regions. The apparel, accessories and equipment net sales increase in the United States was led by wholesale net sales, followed by direct-to-consumer net sales.
Net sales of footwear increased $18.1 million, or 14% (20% constant-dollar), to $149.7 million for the six months ended June 30, 2015 compared to $131.6 million for the comparable period in 2014. The increase in footwear net sales was primarily concentrated in the Columbia brand. The increase in footwear net sales was led by the United States, followed by the LAAP region, the EMEA region and Canada. The increase in footwear net sales in the United States was led by wholesale net sales followed by direct-to-consumer net sales.
Gross Profit: Gross profit, as a percentage of net sales, increased to 46.6% for the six months ended June 30, 2015 from 45.6% for the comparable period in 2014. Gross profit expansion was primarily due to:

•	A more favorable mix of full price wholesale sales and less promotional activity;

•	A more favorable channel mix due to a lower proportion of sales to international distributors, which carry lower gross margins than wholesale and direct-to-consumer channels; and

•	Selective price increases;
partially offset by:

•	Unfavorable foreign currency hedge rates; and

•	Increased promotional activity and inventory provisions in our Korean subsidiary.

Selling, General and Administrative Expense: SG&A expense increased $42.4 million, or 13%, to $368.0 million, or 42.8% of net sales, for the six months ended June 30, 2015 from $325.6 million, or 43.5% of net sales, for the comparable period in 2014. The SG&A expense increase was primarily due to:

•	Incremental operating costs associated with prAna;

•	Increased personnel expenses to support business growth;

•	Increased expenses relating to our expanding direct-to-consumer operations; and

•	Increased demand creation expense;
partially offset by:

•	Favorable foreign currency translation.

Depreciation and amortization included in SG&A expense totaled $27.2 million for the six months ended June 30, 2015, compared to $22.0 million for the same period in 2014.
Income Tax Expense: Income tax expense increased to $11.7 million for the six months ended June 30, 2015 from $1.2 million for the six months ended June 30, 2014. Our effective income tax rate was 34.6% for the six months ended June 30, 2015 compared to 6.4% for the same period in 2014. Income tax expense for the six months ended June 30, 2014 was affected by a non-recurring $5.6 million tax benefit reflecting the favorable effect from the resolution of specific uncertain tax positions.
Net Income Attributable to Columbia Sportswear Company: Net income increased $4.0 million, or 25%, to $19.9 million, or $0.28 per diluted share, for the six months ended June 30, 2015 from $15.9 million, or $0.23 per diluted share for the comparable period in 2014. Net income for the six months ended June 30, 2014 included the non-recurring tax benefit of $5.6 million, or $0.08 per diluted share, noted above, and acquisition costs totaling approximately $2.1 million net of tax, or $(0.03) per diluted share, related to the purchase of prAna Living, LLC.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our ongoing ERP and complimentary systems implementations, general corporate needs and the expansion of our global operations. At June 30, 2015, we had total cash and cash equivalents of $371.1 million, compared to $413.6 million at December 31, 2014 and $367.2 million at June 30, 2014. In addition, we had short-term investments of $46.4 million at June 30, 2015, compared to $27.3 million at December 31, 2014 and $27.2 million at June 30, 2014. At June 30, 2015, approximately 55% of our cash and short-term investments were held by foreign subsidiaries where a repatriation of those funds to the United States would likely result in a significant tax expense for us. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
Net cash provided by operating activities was $24.1 million for the six months ended June 30, 2015, compared $63.0 million for the same period in 2014. The decrease in cash provided by operating activities was primarily driven by increased inventory purchases, partially offset by an increase in collections of accounts receivable and a reduction in payments on accounts payable during the six months ended June 30, 2015 compared to the same period in 2014.
Net cash used in investing activities was $47.3 million for the six months ended June 30, 2015, compared to $148.7 million for the comparable period in 2014. For the 2015 period, the cash used in investing activities primarily consisted of $28.4 million for capital expenditures and $19.0 million of net purchases of short-term investments. For the same period in 2014, net cash used in investing activities primarily consisted of $188.5 million for the net cash purchase of prAna and $25.0 million for capital expenditures, partially offset by $64.7 million in net proceeds from sales of short-term investments.
Net cash used in financing activities was $19.5 million for the six months ended June 30, 2015, compared to $16.6 million provided by financing activities for the comparable period in 2014. For the 2015 period, net cash used in financing activities primarily consisted of dividend payments of $21.1 million and repurchases of common stock of $14.5 million, partially offset by net proceeds and tax benefits from stock plan activity of $16.2 million. For the same period in 2014, net cash provided by financing activities primarily consisted of proceeds from a related party note payable of $16.1 million and net proceeds and tax benefits from stock plan activity of $16.1 million, partially offset by dividend payments of $19.6 million.
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At June 30, 2015, no balance was outstanding under this line of credit. At June 30, 2015, we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines in place guaranteed by the parent company with a combined limit of approximately $103.5 million at June 30, 2015, of which $2.4 million is designated as a European customs guarantee. At June 30, 2015, no balance was outstanding under these subsidiary lines of credit.
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
Changes in Internal Control over Financial Reporting
We are implementing an ERP system and complementary systems that support our operations and financial reporting, which significantly affect our business and financial transaction and reporting processes. This implementation is occurring in phases globally over several years, with implementation to date at our Canadian operations in April 2012, our United States operations in April 2014 and our international distributor businesses in May 2015. Each implementation phase of our worldwide ERP system and complementary systems involves changes to the processes that constitute our internal control over financial reporting. We are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
We Rely on Our Highly Customized Information Management Systems
Our business is increasingly reliant on information technology. Information systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication among employees, with our subsidiaries and liaison offices overseas and with our customers and retail stores. We also rely on our information systems to allocate resources, pay vendors and collect from customers, manage product data, develop demand and supply plans, forecast and report operating results and meet regulatory requirements. System failures, breaches of confidential information or service interruptions may occur as the result of a number of factors, including our failure to properly maintain systems redundancy or to protect, repair, maintain or upgrade our systems, computer viruses, programming errors, hacking or other unlawful activities by third parties and disasters. Any breach or interruption of critical business information systems could have a material adverse effect on our financial condition, results of operations or cash flows.
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

We Depend on Contract Manufacturers
Our products are manufactured by contract manufacturers worldwide. Although we enter into purchase order commitments with these contract manufacturers each season, we generally do not maintain long-term manufacturing commitments with them. Without long-term or reserve commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing if growth or product demand differs from our forecasts. Contract manufacturers may fail to perform as expected or our competitors may obtain production capacities that effectively limit or eliminate the availability of these resources to us. If a contract manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, we may miss delivery deadlines or incur additional costs, which may cause our wholesale customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase prices, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Sales Are Subject to Cancellation
We do not have long-term contracts with any of our wholesale customers. We do have contracts with our distributors, with terms ranging up to ten years; however, although these contracts may have annual purchase minimums which must be met in order to retain the distribution rights, the distributors are not otherwise obligated to purchase product. Sales to our retailers and distributors are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling by our wholesale customers. We consider the timing of delivery dates in our wholesale customer orders when we forecast our sales and earnings for future periods. If any of our major customers, including independent distributors, experience a significant downturn in business or fail to remain committed to our products or brands, these customers could postpone, reduce, cancel or discontinue purchases from us. As a result, we could experience a decline in sales or gross profit, write-downs of excess inventory, increased discounts, extended credit terms to our customers, or uncollectable accounts receivable, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and our common stock price.
Our Retail Operations May Not Realize Returns on Our Investments
In recent years, our direct-to-consumer business has grown substantially and we anticipate further growth in the future. Accordingly, we continue to make significant investments in our online platforms and physical retail locations, including system upgrades, entering into long-term store leases, constructing leasehold improvements, purchasing fixtures and equipment and investing in inventory and personnel. Since many of our retail costs are fixed, if we have insufficient sales, we may be unable to reduce expenses in order to avoid losses or negative cash flows. If we are unable to operate profitable stores or if we close a store, we may incur significant write-downs of inventory, severance costs, lease termination costs, impairment losses on long-lived assets or loss of working capital, which could have a material adverse effect on our financial condition, results of operations or cash flows.
In addition, from time to time we license the right to operate retail stores for our brands to third parties, primarily to our independent distributors. We provide training to support these stores and set and monitor operational standards. However, these third parties may not operate the stores in a manner consistent with our standards, which could harm their sales and as a result harm our results of operations or cause damage to our brands.
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
In some cases, we may produce quantities of product that exceed actual demand, which could result in higher inventory levels that we need to liquidate at discounted prices. During periods of unseasonable weather conditions, weak economic conditions, unfavorable currency fluctuations or unfavorable geopolitical conditions in key markets, we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of some customers’ operations. We may not be able to sell all of the products we have ordered from contract manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through our owned outlet stores or third-party liquidation channels, which could have a material adverse effect on our brand image, financial condition, results of operations or cash flows.
Conversely, if we underestimate demand for our products or if our contract manufacturers are unable to supply products when we need them, we may experience inventory shortages. Inventory shortages may prevent us from fulfilling customer orders, delay shipments to customers, negatively affect customer relationships, result in increased costs to expedite production and delivery and diminish our ability to build brand loyalty. Shipments delayed due to limited factory capacity, transportation or port disruption or other factors could result in order cancellations by our customers, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Acquisitions are Subject to Many Risks
From time to time, we may pursue growth through strategic acquisitions of assets or companies. Acquisitions, including our acquisition of prAna in May 2014, are subject to many risks, including potential loss of significant customers or key personnel of the acquired business as a result of the change in ownership, difficulty integrating the operations of the acquired business or achieving targeted efficiencies, the incurrence of substantial costs and expenses related to the acquisition effort and diversion of management's attention from other aspects of our business operations.
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
We May Not Succeed in Realizing the Anticipated Benefits of Our Joint Venture in China
Effective January 2014, our joint venture in China with Swire began operations. The joint venture, in which we hold a 60% interest, is subject to a number of risks and uncertainties, including the following:

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

Our International Operations Involve Many Risks
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, foreign government fiscal and political crises, political and economic disputes and sanctions, changes in consumer preferences, foreign currency fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials and our cost of doing business. For example, political and economic uncertainty in certain South American distributor markets have resulted in currency and import restrictions, limiting our ability to sell products in some countries in this region. Also, Russia constitutes a significant portion of our non-U.S. sales and operating income and a significant change in conditions in that market could have a material adverse effect on our financial condition, results of operations or cash flows. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.
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
Historically, we have limited our reliance on debt to finance our working capital, capital expenditures and investing activity requirements. We expect to fund our future capital expenditures with existing cash, expected operating cash flows and credit facilities, but if the need arises to finance additional expenditures, we may need to seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.

We May Be Adversely Affected by Retailer Consolidation
When our wholesale customers combine their operations through mergers, acquisitions or other transactions, their consolidated order volume may decrease while their bargaining power and the competitive threat they pose by marketing products under their own private labels may increase. Some of our significant customers have consolidated their operations in the past, which in turn has had a negative effect on our business. Future customer consolidations could have a material adverse effect on our financial condition, results of operations or cash flows.
We Rely on Innovation to Compete in the Market for Our Products
To distinguish our products in the marketplace and achieve commercial success, we rely on product innovations, including new or exclusive technologies, inventive and appealing design or other differentiating features. Although we are committed to designing innovative and functional products that deliver relevant performance benefits to consumers who participate in a wide range of competitive and recreational outdoor activities, if we fail to introduce technical innovation in our products that address consumers’ performance expectations, demand for our products could decline.
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
Our primary distribution facilities in the United States, France and Canada are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions and other system failures. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations. For example, in addition to supporting our traditional wholesale business, our existing distribution facilities have been modified to enable them to also support our e-commerce business in the United States. Failure to successfully maintain and update these modifications could disrupt our wholesale and e-commerce shipments and may have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May Be Adversely Affected by Labor Disruptions
Our business depends on our ability to source and distribute products in a timely manner. While a majority of our own operations are not subject to organized labor agreements, our relationship with our Cambrai distribution center employees is governed by French law, including a formal representation of employees by a Works Council and the application of a collective bargaining agreement. Labor disputes at contract manufacturers where our goods are produced, shipping ports, transportation carriers, retail stores or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak manufacturing, shipping and selling seasons. For example, work slowdowns and stoppages at ports on the west coast of the United States have resulted in product delays and increased costs. Labor disruptions may have a material adverse effect on our business, potentially resulting in cancelled orders by customers, unanticipated inventory accumulation and reduced revenues and earnings.
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
Our Common Stock Price May Be Volatile
The price of our common stock has fluctuated substantially since our initial public offering. Our common stock is traded on the NASDAQ Global Select Market. Factors such as general market conditions, actions by institutional investors to rapidly accumulate or divest of a substantial number of our shares, fluctuations in financial results, variances from financial market expectations, changes in earnings estimates or recommendations by analysts or announcements by us or our competitors may cause the market price of our common stock to fluctuate, perhaps substantially.
Insiders Control a Majority of Our Common Stock and May Sell Shares
Five related shareholders, Gertrude Boyle, Sarah Bany, and Timothy Boyle and his two adult children, beneficially own a majority of our common stock. As a result, if acting together, they can effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these five shareholders are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933 and the Securities Exchange Act of 1934. The sale or the prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 through April 30, 2015	—	—	—	$243,557,000
May 1, 2015 through May 31, 2015	247,623	56.11	247,623	229,662,000
June 1, 2015 through June 30, 2015	11,251	56.01	11,251	229,032,000
Total	258,874	$56.14	258,874	$229,032,000
(1) Our Board of Directors has authorized the repurchase of $700,000,000 of our common stock. As of June 30, 2015, we had repurchased 19,865,932 shares under this program at an aggregate purchase price of approximately $470,968,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.
Item 6.    EXHIBITS

(a)	Exhibits

3.2
Amendment to 2000 Restated Bylaws of Columbia Sportswear Company, as amended, effective July 24, 2015 (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on July 29, 2015) File No. 0-23939)

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Executive Vice President of Finance and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Executive Vice President of Finance and Chief Financial Officer

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
Date: August 6, 2015	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Executive Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)