Form 10-Q
period 2015-09-30
COLUMBIA SPORTSWEAR CO
filed 2015-11-05
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on October 23, 2015 was 70,324,681.

COLUMBIA SPORTSWEAR COMPANY
SEPTEMBER 30, 2015

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2015	December 31, 2014	September 30, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$173,410	$413,558	$185,247
Short-term investments	629	27,267	537
Accounts receivable, net of allowance of $9,043, $8,943 and $7,778, respectively	529,844	344,390	458,844
Inventories	546,685	384,650	494,795
Deferred income taxes	62,888	57,001	50,710
Prepaid expenses and other current assets	35,140	39,175	42,916
Total current assets	1,348,596	1,266,041	1,233,049
Property, plant and equipment, at cost, net of accumulated depreciation of $354,273, $345,612 and $346,929, respectively	294,926	291,563	289,480
Intangible assets, net (Notes 3, 5)	139,871	143,731	146,184
Goodwill (Note 3)	68,594	68,594	68,594
Other non-current assets	24,889	22,280	24,570
Total assets	$1,876,876	$1,792,209	$1,761,877
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$21,045	$—	$2,185
Accounts payable	170,168	214,275	218,804
Accrued liabilities (Note 6)	163,897	144,288	140,660
Income taxes payable	30,515	14,388	18,922
Deferred income taxes	126	169	39
Total current liabilities	385,751	373,120	380,610
Note payable to related party (Note 14)	15,356	15,728	15,897
Other long-term liabilities	38,625	35,435	33,421
Income taxes payable	11,256	9,388	5,196
Deferred income taxes	4,364	3,304	218
Total liabilities	455,352	436,975	435,342
Commitments and contingencies (Note 12)
Columbia Sportswear Company Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 125,000 shares authorized; 70,376, 69,828, and 70,047 issued and outstanding, respectively (Note 9)	86,869	72,700	79,029
Retained earnings	1,334,390	1,255,070	1,209,934
Accumulated other comprehensive income (loss) (Note 8)	(14,862)	15,833	27,096
Total Columbia Sportswear Company shareholders’ equity	1,406,397	1,343,603	1,316,059
Non-controlling interest (Note 4)	15,127	11,631	10,476
Total equity	1,421,524	1,355,234	1,326,535
Total liabilities and equity	$1,876,876	$1,792,209	$1,761,877
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$767,550	$675,296	$1,626,766	$1,423,626
Cost of sales	411,090	368,515	870,214	775,734
Gross profit	356,460	306,781	756,552	647,892
Selling, general and administrative expenses	226,778	210,659	594,782	536,214
Net licensing income	2,587	2,160	5,659	5,066
Income from operations	132,269	98,282	167,429	116,744
Interest income, net	309	238	1,260	861
Interest expense on note payable to related party (Note 14)	(275)	(282)	(827)	(769)
Other non-operating income (expense)	(1,558)	666	(3,287)	161
Income before income tax	130,745	98,904	164,575	116,997
Income tax expense	(37,805)	(30,972)	(49,520)	(32,127)
Net income	92,940	67,932	115,055	84,870
Net income attributable to non-controlling interest	1,879	2,288	4,068	3,300
Net income attributable to Columbia Sportswear Company	$91,061	$65,644	$110,987	$81,570
Earnings per share attributable to Columbia Sportswear Company (Note 9):
Basic	$1.29	$0.94	$1.58	$1.17
Diluted	1.28	0.93	1.56	1.15
Cash dividends per share	$0.15	$0.14	$0.45	$0.42
Weighted average shares outstanding (Note 9):
Basic	70,338	70,093	70,253	69,811
Diluted	71,239	70,818	71,201	70,693
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$92,940	$67,932	$115,055	$84,870
Other comprehensive loss:
Unrealized holding gains (losses) on available-for-sale securities (net of tax benefit of $0, $1, $3 and $2, respectively)	(4)	—	(6)	4
Unrealized gains (losses) on derivative transactions (net of tax expense of ($990), ($924), ($1,279) and ($183), respectively)	(6,667)	5,098	(4,947)	4,289
Foreign currency translation adjustments (net of tax benefit (expense) of ($448), $590, $622 and $613, respectively)	(12,206)	(15,883)	(26,314)	(12,827)
Other comprehensive loss	(18,877)	(10,785)	(31,267)	(8,534)
Comprehensive income	74,063	57,147	83,788	76,336
Comprehensive income attributable to non-controlling interest	1,281	2,482	3,496	3,030
Comprehensive income attributable to Columbia Sportswear Company	$72,782	$54,665	$80,292	$73,306
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$115,055	$84,870
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	41,921	38,625
Loss on disposal of property, plant, and equipment	679	350
Deferred income taxes	3,181	82
Stock-based compensation	8,731	8,136
Excess tax benefit from employee stock plans	(7,642)	(4,029)
Changes in operating assets and liabilities:
Accounts receivable	(195,018)	(139,578)
Inventories	(173,444)	(163,874)
Prepaid expenses and other current assets	2,762	(7,990)
Other assets	(2,676)	303
Accounts payable	(41,327)	44,775
Accrued liabilities	16,747	23,957
Income taxes payable	16,799	1,846
Other liabilities	3,367	3,998
Net cash used in operating activities	(210,865)	(108,529)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(188,467)
Purchases of short-term investments	(38,208)	(21,471)
Sales of short-term investments	64,980	112,895
Capital expenditures	(47,796)	(42,843)
Proceeds from sale of property, plant, and equipment	126	58
Net cash used in investing activities	(20,898)	(139,828)
Cash flows from financing activities:
Proceeds from credit facilities	36,519	15,287
Repayments on credit facilities	(15,343)	(12,999)
Proceeds from issuance of common stock under employee stock plans	16,901	19,293
Tax payments related to restricted stock unit issuances	(4,633)	(2,969)
Excess tax benefit from employee stock plans	7,642	4,029
Repurchase of common stock	(14,525)	(7)
Proceeds from note payable to related party	—	16,072
Cash dividends paid	(31,667)	(29,369)
Net cash provided by (used in) financing activities	(5,106)	9,337
Net effect of exchange rate changes on cash	(3,279)	(13,222)
Net decrease in cash and cash equivalents	(240,148)	(252,242)
Cash and cash equivalents, beginning of period	413,558	437,489
Cash and cash equivalents, end of period	$173,410	$185,247
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$26,413	$28,040
Cash paid during the period for interest on note payable to related party	834	554
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$9,150	$5,796
Repurchase of common stock not yet paid	—	1,950
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of September 30, 2015 and 2014, the results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The December 31, 2014 financial information was derived from the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the full year.
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
NOTE 4—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources, Limited (“Swire”) to support the development and operation of the Company's business in China. The joint venture began operations on January 1, 2014. The accounts of the joint venture are included in the Condensed Consolidated Balance Sheets as of September 30, 2015 and 2014, and December 31, 2014. Swire's share of net income from the joint venture is included in net income attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014. The 40% non-controlling equity interest in this entity is included in total equity as non-controlling interest in the Condensed Consolidated Balance Sheets as of September 30, 2015 and 2014, and December 31, 2014.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the nine months ended September 30, 2015 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2014	$1,343,603	$11,631	$1,355,234
Net income	110,987	4,068	115,055
Other comprehensive income (loss), net of tax:
Unrealized holding losses on available-for-sale securities	(6)	—	(6)
Derivative holding gains	(4,947)	—	(4,947)
Foreign currency translation adjustments	(25,742)	(572)	(26,314)
Cash dividends ($0.45 per share)	(31,667)	—	(31,667)
Issuance of common stock under employee stock plans, net	12,268	—	12,268
Tax adjustment from stock plans	7,695	—	7,695
Stock-based compensation expense	8,731	—	8,731
Repurchase of common stock	(14,525)	—	(14,525)
Balance at September 30, 2015	$1,406,397	$15,127	$1,421,524
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Intangible assets
The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	September 30, 2015	December 31, 2014	September 30, 2014
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Order backlog	—	—	3,500
Gross carrying amount	37,198	37,198	40,698
Accumulated amortization:
Patents and purchased technology	(7,659)	(6,661)	(6,329)
Customer relationships	(5,089)	(2,227)	(1,272)
Order backlog	—	—	(2,334)
Total accumulated amortization	(12,748)	(8,888)	(9,935)
Net carrying amount	24,450	28,310	30,763
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$139,871	$143,731	$146,184
Amortization expense for intangible assets subject to amortization was $1,287,000 and $3,037,000 for the three months ended September 30, 2015 and 2014, respectively, and was $3,860,000 and $4,604,000 for the nine months ended September 30, 2015 and 2014, respectively.
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
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$10,966	$10,680	$11,148	$10,768
Provision for warranty claims	921	1,088	3,246	3,242
Warranty claims	(478)	(542)	(2,711)	(2,807)
Other	(138)	(244)	(412)	(221)
Balance at end of period	$11,271	$10,982	$11,271	$10,982

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
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$898	$909	$2,727	$2,652
Restricted stock units	1,894	2,019	6,004	5,484
Total	$2,792	$2,928	$8,731	$8,136
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
The following table presents the weighted average assumptions for stock options granted in the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected option term	4.37 years	4.41 years	4.60 years	4.70 years
Expected stock price volatility	29.37%	27.24%	26.56%	27.65%
Risk-free interest rate	1.27%	1.32%	1.20%	1.22%
Expected annual dividend yield	0.84%	1.49%	1.26%	1.34%
Weighted average grant date fair value	$17.12	$7.84	$10.36	$8.72
During the nine months ended September 30, 2015 and 2014, the Company granted a total of 499,240 and 493,630 stock options, respectively. At September 30, 2015, unrecognized costs related to outstanding stock options totaled approximately $7,077,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at September 30, 2015 are expected to be recognized over a weighted average period of 2.32 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, expected annual dividend yield and closing price of the Company’s common stock on the date of grant.
 The following table presents the weighted average assumptions for restricted stock units granted in the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Vesting period	4.00 years	4.01 years	3.82 years	3.83 years
Expected annual dividend yield	0.93%	1.49%	1.14%	1.33%
Estimated average grant date fair value per restricted stock unit	$62.53	$35.47	$51.09	$39.02
During the nine months ended September 30, 2015 and 2014, the Company granted 195,873 and 268,499 restricted stock units, respectively. At September 30, 2015, unrecognized costs related to outstanding restricted stock units totaled approximately $15,088,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at September 30, 2015 are expected to be recognized over a weighted average period of 2.18 years.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 8—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive income (loss) attributable to Columbia Sportswear Company, net of tax, for the three months ended September 30, 2015 (in thousands):

	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at June 30, 2015	$2	$10,715	$(7,300)	$3,417
Other comprehensive income (loss) before reclassifications	(4)	789	(11,608)	(10,823)
Amounts reclassified from other comprehensive income	—	(7,456)	—	(7,456)
Net other comprehensive loss during the period	(4)	(6,667)	(11,608)	(18,279)
Balance at September 30, 2015	$(2)	$4,048	$(18,908)	$(14,862)
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
The following table sets forth the changes in accumulated other comprehensive income (loss) attributable to Columbia Sportswear Company, net of tax, for the nine months ended September 30, 2015 (in thousands):

	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2014	$4	$8,995	$6,834	$15,833
Other comprehensive income (loss) before reclassifications	(6)	5,629	(25,742)	(20,119)
Amounts reclassified from other comprehensive income	—	(10,576)	—	(10,576)
Net other comprehensive loss during the period	(6)	(4,947)	(25,742)	(30,695)
Balance at September 30, 2015	$(2)	$4,048	$(18,908)	$(14,862)

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
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,338	70,093	70,253	69,811
Effect of dilutive stock options and restricted stock units	901	725	948	882
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	71,239	70,818	71,201	70,693
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$1.29	$0.94	$1.58	$1.17
Diluted	1.28	0.93	1.56	1.15

Stock options and service-based restricted stock units representing 192,652 and 467,288 shares of common stock for the three months ended September 30, 2015 and 2014, respectively, and 141,844 and 380,716 shares of common stock for the nine months ended September 30, 2015 and 2014, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 122,857 and 140,596 shares of common stock for the three months ended September 30, 2015 and 2014, respectively, and 123,075 and 107,347 shares of common stock for the nine months ended September 30, 2015 and 2014, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Common stock repurchase plan
Since the inception of the Company’s stock repurchase plan in 2004 through September 30, 2015, the Company’s Board of Directors has authorized the repurchase of $700,000,000 of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of September 30, 2015, the Company had repurchased 19,865,932 shares under this program at an aggregate purchase price of approximately $470,968,000. During the nine months ended September 30, 2015, the Company repurchased 258,874 shares of the Company's common stock at an aggregate purchase price of $14,525,000. During the nine months ended September 30, 2014, the Company repurchased 54,600 shares of the Company's common stock at an aggregate purchase price of $1,957,000, including $1,950,000 settled after September 30, 2014.
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
The geographic distribution of the Company’s net sales and income from operations are summarized in the following table (in thousands) for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales to unrelated entities:
United States	$513,148	$406,172	$1,008,940	$793,729
LAAP	109,407	123,538	319,537	336,451
EMEA	67,295	78,846	175,025	190,935
Canada	77,700	66,740	123,264	102,511
	$767,550	$675,296	$1,626,766	$1,423,626
Segment income from operations:
United States	$148,062	$100,771	$223,586	$147,307
LAAP	14,967	19,259	38,894	45,746
EMEA	7,828	8,406	11,308	10,677
Canada	16,563	14,200	19,352	13,815
Total segment income from operations	187,420	142,636	293,140	217,545
Unallocated corporate expenses	(55,151)	(44,354)	(125,711)	(100,801)
Interest income, net	309	238	1,260	861
Interest expense on note payable to related party	(275)	(282)	(827)	(769)
Other non-operating income (expense)	(1,558)	666	(3,287)	161
Income before income taxes	$130,745	$98,904	$164,575	$116,997

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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. Our prAna subsidiary uses U.S. dollars as its functional currency and is exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward and option contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points is excluded from the determination of hedge effectiveness and included in current period cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales. For option contracts, the change in fair value attributable to changes in time value are excluded from the assessment of hedge effectiveness and included in current period cost of sales. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2015 and 2014.

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
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	September 30, 2015	December 31, 2014	September 30, 2014
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$133,500	$103,000	$103,000
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	81,000	128,000	62,837
At September 30, 2015, approximately $4,712,000 of deferred net gains on both designated and dedesignated cash flow hedges accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.
At September 30, 2015, the Company’s derivative contracts had a remaining maturity of less than two years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $2,000,000 at September 30, 2015. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	September 30, 2015	December 31, 2014	September 30, 2014
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$2,101	$9,993	$5,986
Currency forward contracts	Other non-current assets	309	—	—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	170	—	—
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	391	2,754	2,708
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	489	924	—

The following table presents the statement of operations effect and classification of derivative instruments (in thousands):

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income or loss	—	$789	$5,404	$5,629	$5,474
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Net sales	187	—	187	—
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	8,878	556	12,825	2,055
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	(3)	(13)	(20)	(13)
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	84	(120)	(126)	(328)
Derivative instruments not designated as cash flow hedges:
Gain recognized in income	Other non-operating income (expense)	260	5,368	2,840	3,397

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 12—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories and equipment. At September 30, 2015, inventory purchase obligations were $354,494,000.
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
Level 1 — observable inputs such as quoted prices for identical assets or liabilities in active liquid markets;
Level 2 — inputs, other than the quoted market prices in active markets, that are observable, either directly or indirectly; or observable market prices in markets with insufficient volume and/or infrequent transactions; and
Level 3 — unobservable inputs for which there is little or no market data available, that require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$82,137	$—	$—	$82,137
Time deposits	23,600	—	—	23,600
Other short-term investments
Mutual fund shares	629	—	—	629
Other current assets
Derivative financial instruments (Note 11)	—	2,492	—	2,492
Other non-current assets
Derivative financial instruments (Note 11)	—	309	—	309
Mutual fund shares	6,596	—	—	6,596
Total assets measured at fair value	$112,962	$2,801	$—	$115,763
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$659	$—	$659
Total liabilities measured at fair value	$—	$659	$—	$659

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$94,112	$—	$—	$94,112
Time deposits	45,187	—	—	45,187
Certificates of deposit	—	1,470	—	1,470
Reverse repurchase agreements	—	40,000	—	40,000
U.S. Government-backed municipal bonds	—	5,812	—	5,812
Available-for-sale short-term investments (1)
Certificates of deposit	—	3,184	—	3,184
U.S. Government-backed municipal bonds	—	23,598	—	23,598
Other short-term investments
Mutual fund shares	485	—	—	485
Other current assets
Derivative financial instruments (Note 11)	—	12,747	—	12,747
Other non-current assets
Mutual fund shares	6,039	—	—	6,039
Total assets measured at fair value	$145,823	$86,811	$—	$232,634
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 11)	$—	$924	$—	$924
Total liabilities measured at fair value	$—	$924	$—	$924
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$79,266	$—	$—	$79,266
Time deposits	25,167	—	—	25,167
Other short-term investments
Mutual funds shares	537	—	—	537
Other current assets
Derivative financial instruments (Note 11)	—	8,694	—	8,694
Other non-current assets
Mutual fund shares	5,247	—	—	5,247
Total assets measured at fair value	$110,217	$8,694	$—	$118,911

(1)	Investments have remaining maturities of less than one year.

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, which are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
Non-recurring fair value measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2015, December 31, 2014 or September 30, 2014.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 14—RELATED PARTY TRANSACTIONS
On January 1, 2014, the Company commenced operations of a majority-owned joint venture in mainland China. Upon commencement, the joint venture entered into Transition Services Agreements (“TSAs”) with Swire, the non-controlling shareholder in the joint venture, under which Swire renders administrative and information technology services on behalf of the joint venture. The joint venture incurred service fees, valued under the TSAs at Swire's cost, of $1,225,000 and $2,194,000 during the three months ended September 30, 2015 and 2014, respectively, and $5,099,000 and $7,075,000 during the nine months ended September 30, 2015 and 2014, respectively. These fees are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. In addition, the joint venture pays Swire sourcing fees related to the purchase of certain inventory. These sourcing fees are capitalized into inventories and charged to cost of sales as the inventories are sold. The Company incurred sourcing fees of $73,000 and $81,000 for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the joint venture incurred sourcing fees of $362,000 and $374,000, respectively.
During 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as note payable to related party in the Condensed Consolidated Balance Sheet as of September 30, 2015 and 2014 and December 31, 2014. The note with Swire, in the principal amount of 97,600,000 RMB (US$15,356,000 at September 30, 2015), matures on December 31, 2018 and bears interest at a fixed annual rate of 7%. Interest expense related to this note was $275,000 and $282,000 for the three months ended September 30, 2015 and 2014, respectively, and $827,000 and $769,000 for the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015 and 2014 and December 31, 2014, net payables to Swire for service fees, interest expense and miscellaneous expenses totaled $2,995,000, $4,062,000 and $3,651,000, respectively, and were included in accounts payable in the Condensed Consolidated Balance Sheets.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's normal third-party distributor terms and pricing.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, profitability and the effect of specified factors on profitability for 2015, expenses, input costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, investments in and implementation of our information technology systems, intellectual property disputes, our direct-to-consumer channels and other capital expenditures, including planned store additions, access to raw materials and factory capacity, financing and working capital requirements and resources, income tax rates and pre-tax income, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility of global economic and geopolitical conditions and volatility of foreign currency exchange rates which, when combined with seasonal weather patterns and inflationary or volatile input costs, reduce the predictability of our business.
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

•
Continued growth of our brick-and-mortar and e-commerce direct-to-consumer sales in the United States and Canada, including the planned addition of 16 new stores in the United States and one in Canada;

•	Inclusion of a full-year of financial results of the prAna business, which was acquired on May 30, 2014, compared to the inclusion of seven months of prAna financial results during 2014;

•	Difficult economic and/or competitive environments in certain key international markets, particularly Russia, Korea and China; and

•	The effects of changes in foreign currency exchange rates on sales, gross margin, operating income and net income.
Consistent with the historical seasonality of the business, we anticipate 2015 profitability to be heavily concentrated in the second half of the year.
We implemented our new enterprise resource planning (“ERP”) system in our international distributor businesses in May 2015, which joins our North American wholesale businesses, excluding prAna, and the majority of our global supply chain operations on our new ERP platform. The next planned phase of our global ERP system initiative is to transition our Japan business to our new ERP system.

The global business climate continues to present us with a great deal of uncertainty, making it difficult to predict future results. Factors that could significantly affect our fourth quarter and full year 2015 financial results include:

•	The productivity of our existing stores and e-commerce sites in our global direct-to-consumer operations;

•
Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on order cancellations, sales returns, customer accommodations, reorders, direct-to-consumer sales, promotional activities, and suppressed demand in subsequent seasons;

•	Macroeconomic trends affecting consumer traffic and spending in brick and mortar retail channels;

•	Changes in mix and volume of full price sales in relation to closeout product sales and promotional sales activity;

•	Costs and business interruption risks related to our supply chain;

•	Risks associated with the performance and stability of our information technology infrastructure;

•	Our ability to effectively manage operating costs;

•	Continued political and economic uncertainty, which is creating headwinds in key global markets; and

•	Fluctuating currency exchange rates.
These factors and others may have a material effect on our financial condition, results of operations or cash flows, particularly with respect to quarterly comparisons.
We remain focused on driving sustainable, profitable sales growth by providing innovative, stylish products at accessible prices, nurturing stronger emotional connections with consumers through compelling marketing communications, transforming our global supply chain and information technology platforms and effectively managing inventory.
Results of Operations
The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes that appear elsewhere in this quarterly report. During periods of significant foreign currency exchange rate volatility, to supplement financial information reported in accordance with accounting principles generally accepted in the United States ("GAAP"), we disclose constant-currency net sales information, which is a non-GAAP financial measure, to provide a framework to assess how the business performed excluding the effects of changes in the exchange rates used to translate net sales generated in foreign currencies into U.S. dollars. Management believes that this non-GAAP financial measure reflects an additional and useful way of viewing an aspect of our operations that, when viewed in conjunction with our GAAP results, provides a more comprehensive understanding of our business and operations. In particular, investors may find the non-GAAP measures useful by reviewing our net sales results without the significant volatility in foreign currency exchange rates.  This non-GAAP financial measure also facilitates management’s internal comparisons to our historical net sales results and comparisons to competitors’ net sales results. Constant-currency financial measures should be viewed in addition to, and not in lieu of or superior to, our financial measures calculated in accordance with GAAP. The following discussion includes references to constant-currency net sales, and we provide a reconciliation of this non-GAAP measure to the most directly comparable financial measure calculated in accordance with GAAP. All references to quarters relate to the quarter ended September 30 of the particular year.
Highlights of the Third Quarter of 2015

•	Net sales for the third quarter of 2015 increased $92.3 million, or 14% (18% constant-currency), to $767.6 million from $675.3 million for the third quarter of 2014.

•
Net income attributable to Columbia Sportswear Company for the third quarter of 2015 was $91.1 million, or $1.28 per diluted share, which includes a non-recurring tax benefit of $6.3 million, or $0.09 per diluted share, reflecting a decrease in the valuation allowance associated with net operating losses in certain international tax jurisdictions, compared to net income of $65.6 million, or $0.93 per diluted share, for the third quarter of 2014.

•	We paid a quarterly cash dividend of $0.15 per share, or $10.6 million, in the third quarter of 2015.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.6	54.6	53.5	54.5
Gross profit	46.4	45.4	46.5	45.5
Selling, general and administrative expenses	29.5	31.2	36.6	37.7
Net licensing income	0.3	0.4	0.4	0.4
Income from operations	17.2	14.6	10.3	8.2
Interest income, net	—	—	—	0.1
Interest expense on note payable to related party	—	—	—	(0.1)
Other non-operating income (expense)	(0.2)	—	(0.2)	—
Income before income tax	17.0	14.6	10.1	8.2
Income tax expense	(4.9)	(4.6)	(3.0)	(2.3)
Net income	12.1	10.0	7.1	5.9
Net income attributable to non-controlling interest	0.2	0.3	0.3	0.2
Net income attributable to Columbia Sportswear Company	11.9%	9.7%	6.8%	5.7%
Quarter Ended September 30, 2015 Compared to Quarter Ended September 30, 2014
Net Sales: Consolidated net sales increased $92.3 million, or 14% (18% constant-currency), to $767.6 million for the third quarter of 2015 from $675.3 million for the comparable period in 2014.

Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2015	Translation	2015(1)	2014	% Change	% Change(1)
	(In millions, except for percentage changes)
United States	$513.1	$—	$513.1	$406.3	26%	26%
LAAP	109.4	8.4	117.8	123.5	(11)%	(5)%
EMEA	67.4	9.2	76.6	78.8	(14)%	(3)%
Canada	77.7	14.8	92.5	66.7	16%	39%
	$767.6	$32.4	$800.0	$675.3	14%	18%
(1) Constant-currency net sales information is a non-GAAP financial measure, which excludes the effect of changes in foreign currency exchange rates vs. the U.S. dollar between comparable reporting periods. We calculate constant-currency net sales by translating net sales in foreign currencies for the current period into U.S. dollars at the exchange rates that were in effect during the comparable period of the prior year.
Net sales in the United States increased $106.8 million, or 26%, to $513.1 million for the third quarter of 2015 from $406.3 million for the comparable period in 2014. The net sales increase in the United States was led by an increase in net sales in our wholesale business, followed by our direct-to-consumer business. The net sales increase in our wholesale business was led by the Columbia and Sorel brands, reflecting an increase in fall season advance orders, and was favorably affected by better supply chain execution that enabled more timely delivery of fall 2015 orders, compared with the timing of fall 2014 shipments. The net sales increase in our direct-to-consumer business was led by increased net sales from our retail stores, followed by increased e-commerce net sales. At September 30, 2015, we operated 100 retail stores, compared with 84 retail stores at September 30, 2014.
Net sales in the Latin America and Asia Pacific (“LAAP”) region decreased $14.1 million, or 11% (5% in constant-currency), to $109.4 million for the third quarter of 2015 from $123.5 million for the comparable period in 2014. The net sales decrease in the LAAP region was concentrated in the Columbia brand and consisted of net sales decreases in Korea, China and Japan, partially offset by a net sales increase in our LAAP distributor business. The net sales decrease in Korea reflected continued business weakness amid the extremely competitive outdoor sector in that country. The net sales decrease in China reflected a decline in wholesale net sales, partially offset by an increase in direct-to-consumer net sales. The net sales decrease in Japan was negatively affected by foreign currency exchange rates, which offset a net sales increase in local currency. The net sales increase in our LAAP distributor business primarily reflected increased fall season advance orders.
Net sales in the Europe, Middle East and Africa (“EMEA”) region decreased $11.4 million, or 14% (3% constant-currency), to $67.4 million for the third quarter of 2015 from $78.8 million for the comparable period in 2014. The EMEA net sales decrease was concentrated in our EMEA distributor business and was largely attributable to a decline in net sales to our Russian distributor, where challenging economic conditions persist. The net sales decrease in our EMEA direct business was negatively affected by foreign currency exchange rates, which offset a net sales increase in local currency.
Net sales in Canada increased $11.0 million, or 16% (39% constant-currency), to $77.7 million for the third quarter of 2015 from $66.7 million for the comparable period in 2014. The increase in net sales in Canada was led by a net sales increase in the Sorel brand, followed by net sales increases in the prAna and Columbia brands. The net sales increase in Canada was concentrated in our wholesale business, followed by a net sales increase in our direct-to-consumer business.

Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2015	Translation	2015	2014	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$609.7	$24.0	$633.7	$555.4	10%	14%
Sorel	86.2	6.6	92.8	58.2	48%	59%
Mountain Hardwear	34.8	1.5	36.3	31.0	12%	17%
prAna	34.4	—	34.4	28.2	22%	22%
Other	2.5	0.3	2.8	2.5	—%	12%
	$767.6	$32.4	$800.0	$675.3	14%	18%
The net sales increase in the third quarter of 2015 compared to the third quarter of 2014 consisted of increased net sales across all brands, primarily driven by net sales increases in the Columbia and Sorel brands. The Columbia and Sorel brand net sales increases were led by the United States, followed by Canada, partially offset by net sales decreases in the LAAP and EMEA regions.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2015	Translation	2015	2014	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$596.1	$19.9	$616.0	$549.4	9%	12%
Footwear	171.5	12.5	184.0	125.9	36%	46%
	$767.6	$32.4	$800.0	$675.3	14%	18%
Net sales of apparel, accessories and equipment increased $46.7 million, or 9% (12% constant-currency), to $596.1 million for the third quarter of 2015 from $549.4 million for the comparable period in 2014. The increase in apparel, accessories and equipment net sales was led by Columbia brand net sales, followed by prAna and Mountain Hardwear brand net sales. The apparel, accessories and equipment net sales increase was concentrated in the United States, followed by Canada, partially offset by net sales decreases in the LAAP and EMEA regions. The apparel, accessories and equipment net sales increase in the United States was led by wholesale net sales, followed by direct-to-consumer net sales.
Net sales of footwear increased $45.6 million, or 36% (46% constant-currency), to $171.5 million for the third quarter of 2015 from $125.9 million for the comparable period in 2014. The increase in footwear net sales was led by the Sorel brand, followed by the Columbia brand. The increase in footwear net sales was primarily concentrated in the United States, followed by Canada and the EMEA region, partially offset by a net sales decrease in the LAAP region. The increase in footwear net sales in the United States was led by wholesale net sales, followed by direct-to-consumer net sales.

Gross Profit: Gross profit, as a percentage of net sales, increased to 46.4% for the third quarter of 2015 from 45.4% for the comparable period in 2014. Gross profit expansion was primarily due to:

•	Improved gross margin in our direct-to-consumer business, reflecting sales growth and gross margin expansion within our e-commerce business; and

•
A more favorable channel mix due to increased wholesale net sales and a lower proportion of sales to international distributors, which carry lower gross margins than wholesale and direct-to-consumer channels;

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

SG&A expense increased $16.1 million, or 8%, to $226.8 million, or 29.5% of net sales, for the third quarter of 2015 from $210.7 million, or 31.2% of net sales, for the comparable period in 2014. The SG&A expense increase was primarily due to:

•	Increased expenses relating to our expanding global direct-to-consumer operations;

•	Increased personnel expenses to support business growth and strategic initiatives; and

•	Increased demand creation expense;
partially offset by:

•	Favorable foreign currency translation.

Depreciation and amortization included in SG&A expense totaled $13.9 million for the third quarter of 2015, compared to $13.3 million for the same period in 2014.
Other Non-operating Income (Expense): Other non-operating expense totaled $1.6 million for the third quarter of 2015 compared to other non-operating income of $0.7 million for the comparable period in 2014. The increase in expense reflects net losses incurred on the revaluation of foreign currency denominated assets and liabilities and net losses incurred on the settlement of foreign-currency denominated intercompany transactions during the three months ended September 30, 2015.
Income Tax Expense: Income tax expense increased to $37.8 million for the third quarter of 2015 from $31.0 million for the comparable period in 2014. Our effective income tax rate was 28.9% for the third quarter of 2015 compared to 31.3% for the same period in 2014. The lower tax rate reflected a non-recurring $6.3 million tax benefit related to a decrease in the valuation allowance associated with net operating losses in certain international tax jurisdictions, partially offset by the effects of generating a higher proportion of pre-tax net income in the United States, where tax rates are generally higher than in international tax jurisdictions.
Net Income Attributable to Columbia Sportswear Company: Net income increased $25.4 million, or 39%, to $91.1 million, or $1.28 per diluted share, for the third quarter of 2015 from $65.6 million, or $0.93 per diluted share for the comparable period in 2014. Net income for the third quarter of 2015 included the non-recurring tax benefit of $6.3 million, or $0.09 per diluted share, noted above.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Net Sales: Consolidated net sales increased $203.2 million, or 14% (19% constant-currency), to $1,626.8 million for the nine months ended September 30, 2015 from $1,423.6 million for the comparable period in 2014.

Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2015	Translation	2015	2014	% Change	% Change
	(In millions, except for percentage changes)
United States	$1,009.0	$—	$1,009.0	$793.8	27%	27%
LAAP	319.5	20.7	340.2	336.4	(5)%	1%
EMEA	175.0	20.2	195.2	190.9	(8)%	2%
Canada	123.3	19.5	142.8	102.5	20%	39%
	$1,626.8	$60.4	$1,687.2	$1,423.6	14%	19%
Net sales in the United States increased $215.2 million, or 27%, to $1,009.0 million for the nine months ended September 30, 2015 from $793.8 million for the comparable period in 2014. The net sales increase in the United States was primarily the result of a net sales increase in the Columbia brand, followed by incremental prAna brand net sales and an increase in Sorel brand net sales. The United States net sales increase was led by an increase in net sales in our wholesale business, followed by our direct-to-consumer business. The net sales increase in our wholesale business was due to increased spring and fall advance orders. The net sales increase in our direct-to-consumer business was led by increased net sales from our retail stores, followed by increased e-commerce net sales.
Net sales in the LAAP region decreased $16.9 million, or 5% (increased 1% constant-currency), to $319.5 million for the nine months ended September 30, 2015 from $336.4 million for the comparable period in 2014. The net sales decrease in the LAAP region was led by Korea, followed by Japan, partially offset by a net sales increase in our LAAP distributor business, and China. The net sales decrease in Korea reflected business weakness amid the extremely competitive outdoor sector in that country. The net sales decrease in Japan was negatively affected by foreign currency exchange rates, which offset a net sales increase in local currency. The net sales increase in our LAAP distributor business primarily reflected increased advance orders.
Net sales in the EMEA region decreased $15.9 million, or 8% (increased 2% constant-currency), to $175.0 million for the nine months ended September 30, 2015 from $190.9 million for the comparable period in 2014. The EMEA net sales decrease consisted of a decrease in our EMEA distributor business, partially offset by a net sales increase in our EMEA direct business. The EMEA distributor net sales decrease was largely attributable to the decline in net sales to our Russian distributor, where challenging economic conditions persist.
Net sales in Canada increased $20.8 million, or 20% (39% constant-currency), to $123.3 million for the nine months ended September 30, 2015 from $102.5 million for the comparable period in 2014. The increase in net sales in Canada was led by a net sales increase in the Sorel brand, followed by the Columbia brand and prAna brand. The net sales increase in Canada reflected net sales increases in our wholesale and direct-to-consumer businesses.

Sales by Brand
Net sales by brand are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2015	Translation	2015	2014	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$1,335.8	$49.4	$1,385.2	$1,222.4	9%	13%
Sorel	103.9	7.2	111.1	74.1	40%	50%
Mountain Hardwear	81.1	3.2	84.3	85.2	(5)%	(1)%
prAna	97.6	0.1	97.7	33.7	190%	190%
Other	8.4	0.5	8.9	8.2	2%	9%
	$1,626.8	$60.4	$1,687.2	$1,423.6	14%	19%
The net sales increase in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was led by increased Columbia brand net sales, followed by incremental prAna brand net sales and increased Sorel brand net sales, partially offset by a net sales decrease in Mountain Hardwear brand net sales. The Columbia brand net sales increase was led by the United States, followed by Canada, partially offset by net sales decreases in the LAAP and EMEA regions.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2015	Translation	2015	2014	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$1,305.6	$39.7	$1,345.3	$1,166.1	12%	15%
Footwear	321.2	20.7	341.9	257.5	25%	33%
	$1,626.8	$60.4	$1,687.2	$1,423.6	14%	19%
Net sales of apparel, accessories and equipment increased $139.5 million, or 12% (15% constant-currency), to $1,305.6 million for the nine months ended September 30, 2015 from $1,166.1 million for the comparable period in 2014. The increase in apparel, accessories and equipment net sales was led by a net sales increase in the Columbia brand, followed by incremental prAna brand net sales, partially offset by a net sales decrease in Mountain Hardwear brand net sales. The apparel, accessories and equipment net sales increase was led by the United States, followed by Canada, partially offset by net sales decreases in the LAAP and EMEA regions. The apparel, accessories and equipment net sales increase in the United States was led by wholesale net sales, followed by direct-to-consumer net sales.
Net sales of footwear increased $63.7 million, or 25% (33% constant-currency), to $321.2 million for the nine months ended September 30, 2015 from $257.5 million for the comparable period in 2014. The increase in footwear net sales was led by the Columbia brand followed by the Sorel brand. The increase in footwear net sales was led by the United States, followed by Canada, the EMEA region and the LAAP region. The increase in footwear net sales in the United States was led by wholesale net sales, followed by direct-to-consumer net sales.

Gross Profit: Gross profit, as a percentage of net sales, increased to 46.5% for the nine months ended September 30, 2015 from 45.5% for the comparable period in 2014. Gross profit expansion was primarily due to:

•	Improved gross margin in our direct-to-consumer business, reflecting sales growth and gross margin expansion within our e-commerce business;

•
A more favorable channel mix due to increased wholesale net sales and a lower proportion of sales to international distributors, which carry lower gross margins than wholesale and direct-to-consumer channels; and

•	Selective price increases;
partially offset by:

•	Unfavorable foreign currency hedge rates; and

•	Increased promotional activity and inventory provisions in our Korean subsidiary.

Selling, General and Administrative Expense: SG&A expense increased $58.6 million, or 11%, to $594.8 million, or 36.6% of net sales, for the nine months ended September 30, 2015 from $536.2 million, or 37.7% of net sales, for the comparable period in 2014. The SG&A expense increase was primarily due to:

•	Increased expenses relating to our expanding global direct-to-consumer operations;

•	Incremental operating costs associated with prAna;

•	Increased personnel expenses to support business growth and strategic initiatives; and

•	Increased demand creation expense;
partially offset by:

•	Favorable foreign currency translation.

Depreciation and amortization included in SG&A expense totaled $41.1 million for the nine months ended September 30, 2015, compared to $35.3 million for the same period in 2014.
Other Non-operating Income (Expense): Other non-operating expense totaled $3.3 million for the nine months ended September 30, 2015 compared to other non-operating income of $0.2 million for the comparable period of 2014. The increase in expense reflects net losses incurred on the revaluation of foreign currency denominated assets and liabilities and net losses incurred on the settlement of foreign-currency denominated intercompany transactions during the nine months ended September 30, 2015.
Income Tax Expense: Income tax expense increased to $49.5 million for the nine months ended September 30, 2015 from $32.1 million for the nine months ended September 30, 2014. Our effective income tax rate was 30.1% for the nine months ended September 30, 2015 compared to 27.5% for the same period in 2014. The effective income tax rate for the nine months ended September 30, 2015 reflected the effects of generating a higher proportion of pre-tax net income in the United States, where tax rates are generally higher than in international tax jurisdictions, partially offset by a non-recurring $6.3 million tax benefit related to a decrease in the valuation allowance associated with net operating losses in certain international tax jurisdictions. The effective income tax rate for the nine months ended September 30, 2014 was affected by a non-recurring $5.6 million tax benefit reflecting the favorable effect from the resolution of specific uncertain tax positions.
Net Income Attributable to Columbia Sportswear Company: Net income increased $29.4 million, or 36%, to $111.0 million, or $1.56 per diluted share, for the nine months ended September 30, 2015 from $81.6 million, or $1.15 per diluted share for the comparable period in 2014. Net income for the nine months ended September 30, 2015 reflected the non-recurring tax benefit of $6.3 million, or $0.09 per diluted share, noted above. Net income for the nine months ended September 30, 2014 included the non-recurring tax benefit of $5.6 million, or $0.08 per diluted share, noted above, and acquisition costs totaling approximately $2.1 million, net of tax, or $(0.03) per diluted share, related to the purchase of prAna Living, LLC.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our ongoing ERP and complimentary systems implementations, general corporate needs and the expansion of our global operations. At September 30, 2015, we had total cash and cash equivalents of $173.4 million, compared to $413.6 million at December 31, 2014 and $185.2 million at September 30, 2014. In addition, we had short-term investments of $0.6 million at September 30, 2015, compared to $27.3 million at December 31, 2014 and $0.5 million at September 30, 2014. At September 30, 2015, approximately 86% of our cash and short-term investments were held by foreign subsidiaries where a repatriation of those funds to the United States would likely result in a significant tax expense for us. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.

Net cash used in operating activities was $210.9 million for the nine months ended September 30, 2015, compared to $108.5 million for the same period in 2014. The increase in cash used in operating activities was primarily driven by lower accounts payable levels associated with earlier receipt and payment of fall 2015 inventory, and a larger increase in accounts receivable, partially offset by a $30.2 million increase in net income for the nine months ended September 30, 2015 compared to the same period in 2014.
Net cash used in investing activities was $20.9 million for the nine months ended September 30, 2015, compared to $139.8 million for the comparable period in 2014. For the 2015 period, cash used in investing activities primarily consisted of $47.8 million for capital expenditures, partially offset by $26.8 million of net sales of short-term investments. For the same period in 2014, net cash used in investing activities primarily consisted of $188.5 million for the net cash purchase of prAna and $42.8 million for capital expenditures, partially offset by $91.4 million in net proceeds from sales of short-term investments.
Net cash used in financing activities was $5.1 million for the nine months ended September 30, 2015, compared to $9.3 million provided by financing activities for the comparable period in 2014. For the 2015 period, net cash used in financing activities primarily consisted of dividend payments of $31.7 million and repurchases of common stock of $14.5 million, partially offset by net proceeds from credit facilities of $21.2 million and net proceeds from stock plan activity of $12.3 million. For the same period in 2014, net cash provided by financing activities primarily consisted of net proceeds from stock plan activity of $16.3 million, and proceeds from a related party note payable of $16.1 million, partially offset by dividend payments of $29.4 million.
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At September 30, 2015, we had an outstanding balance of $10.0 million under this line of credit. At September 30, 2015, we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined credit limit of approximately $101.8 million at September 30, 2015, of which $2.4 million is designated as a European customs guarantee. At September 30, 2015, we had an outstanding balance of $11.0 million under these subsidiary lines of credit.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our Annual Report on Form 10-K for the year ended December 31, 2014 have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Some of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, including sales returns and claims from customers, the allowance for doubtful accounts, the provision for potential excess, slow-moving and closeout inventories, product warranty, income taxes and stock-based compensation.
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
Changes in Internal Control over Financial Reporting
We are implementing an ERP system and complementary systems that support our operations and financial reporting, which significantly affect our business and financial transaction and reporting processes. This implementation is occurring in phases globally over several years, with implementation to date at our North American operations, excluding prAna, and our international distributor businesses. Each implementation phase of our worldwide ERP system and complementary systems involves changes to the processes that constitute our internal control over financial reporting. We are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
We Face Many Challenges Executing Growth Strategies
Our business strategies aim to achieve sustainable, profitable growth by creating innovative products at competitive prices, focusing on product design, utilizing innovations to differentiate our brands from competitors, working to ensure that our products are sold through strong distribution partners capable of effectively presenting our brands to consumers, increasing the impact of consumer communications to drive demand for our brands and sell-through of our products, making sure our products are merchandised and displayed appropriately in retail environments, expanding our presence in key markets around the world, and continuing to build a brand enhancing direct-to-consumer business. We intend to pursue these strategies across our portfolio of brands, product categories and geographic markets. Our failure to implement our business strategies successfully could have a material adverse effect on our financial condition, results of operations or cash flows.
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

We May Be Adversely Affected by Volatile Economic Conditions
We are a consumer products company and are highly dependent on consumer discretionary spending and retail traffic patterns and the purchasing patterns of our wholesale customers as they attempt to match their seasonal purchase volumes to volatile consumer demand. In addition, as we have expanded our direct-to-consumer operations, we have increased our direct exposure to the risks associated with volatile and unpredictable consumer discretionary spending patterns. Consumer discretionary spending behavior is inherently unpredictable and consumer demand for our products may not reach our sales targets, or may decline, especially during periods of heightened economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition, results of operations or cash flows.
We May Be Adversely Affected by Currency Exchange Rate Fluctuations
Although the majority of our product purchases are denominated in U.S. dollars, the cost of these products may be affected by relative changes in the value of the local currencies of our subsidiaries and our manufacturers. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our margins. Our international revenues and expenses generally are derived from sales and operations in currencies other than the U.S. dollar. Because the functional currency of many of our subsidiaries is not the U.S. dollar, we are exposed to potential material gains or losses from the remeasurement of U.S. dollar monetary transactions into the respective functional currencies. Currency exchange rate fluctuations may also disrupt the business of the contract manufacturers from which we source our products by making their purchases of raw materials more expensive and more difficult to finance. As a result, currency fluctuations may have a material adverse effect on our financial condition, results of operations or cash flows.
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
In addition, from time to time we license the right to operate retail stores for our brands to third parties, primarily to our independent distributors. We provide training to support these stores and set operational standards. However, these third parties may not operate the stores in a manner consistent with our standards, which could harm their sales and as a result harm our results of operations or cause damage to our brands.

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

•
Our reliance is, in part, on the operational skill of our joint venture partner. Additionally, because our joint venture partner has protective voting rights with respect to specified major business decisions of the joint venture, we may experience difficulty reaching agreement as to implementation of various changes to the joint venture’s business. For these reasons, or as a result of other factors, we may not realize the anticipated benefits of the joint venture, and our participation in the joint venture could adversely affect the results of our operations.

•
Continued sales growth in China is an important part of our expectations for our joint venture business. Although China has experienced significant economic growth in recent years, that growth is slowing. Slowing economic growth in China could result in reduced consumer discretionary spending, which in turn could result in less demand for our products, and thus could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our International Operations Involve Many Risks
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, foreign government fiscal and political crises, political and economic disputes and sanctions, changes in consumer preferences, foreign currency fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials and our cost of doing business. For example, political and economic uncertainty in certain South American distributor markets have resulted in currency and import restrictions, limiting our ability to sell products in some countries in this region. Also, Russia constitutes a significant portion of our non-U.S. sales and operating income and a significant change in conditions in that market has had a significant adverse effect on our financial condition, results of operations or cash flows. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.

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
Our Products Are Subject to Increasing Product Regulations and We Face Risks of Product Liability and Warranty Claims
Our products are subject to increasingly stringent and complex domestic and foreign product labeling and performance and safety standards, laws and other regulations. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery, recall or destruction of inventory shipments during key seasons or in other financial penalties. Significant or continuing noncompliance with these standards and laws could disrupt our business and harm our reputation and, as a result, could have a material adverse effect on our financial condition, results of operations or cash flows.

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
Insiders Control a Majority of Our Common Stock and May Sell Shares
Five related shareholders, Gertrude Boyle, Sarah Bany and Timothy Boyle and his two adult children, beneficially own a majority of our common stock. As a result, if acting together, they can effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these five shareholders are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933 and the Securities Exchange Act of 1934. The sale or the prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors has authorized the repurchase of $700,000,000 of our common stock. As of September 30, 2015, we had repurchased 19,865,932 shares under this program at an aggregate purchase price of approximately $470,968,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.
We did not repurchase any equity securities during the three months ended September 30, 2015.
Item 6.    EXHIBITS

(a)	Exhibits

10.1(a)
Sixth amendment to Credit Agreement dated August 31, 2015 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on September 2, 2015) (File No. 0-23939)

10.1(b)
Seventh amendment to Credit Agreement dated September 29, 2015 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on October 2, 2015) (File No. 0-23939)

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

COLUMBIA SPORTSWEAR COMPANY
Date: November 5, 2015	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Executive Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)