Form 10-K
period 2015-12-31
COLUMBIA SPORTSWEAR CO
filed 2016-02-25
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
——————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer  ☒                               Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐           No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,727,714,936 based on the last reported sale price of the Company’s Common Stock as reported by the NASDAQ Global Select Market System on that day.
The number of shares of Common Stock outstanding on February 12, 2016 was 69,308,905.
Part III is incorporated by reference from the registrant’s proxy statement for its 2016 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2015.

COLUMBIA SPORTSWEAR COMPANY

DECEMBER 31, 2015

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
Columbia®
The Columbia brand is our largest brand, offering performance and casual products, including apparel, footwear, accessories and equipment, for a wide variety of activities and consumers.
Sorel®
Acquired in 2000, the Sorel brand offers premium fashion, casual and cold weather footwear, apparel, and accessories for a wide demographic, with a primary emphasis on young, fashion-forward female consumers.
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
Other Brands
The Montrail® brand, acquired in 2006, offers high-performance running footwear, with an emphasis on trail-running. In February 2016, the Company announced the decision to realign the Montrail brand in spring 2017 as a sub-brand of the Columbia brand. The new sub-brand will expand its offerings to include full head-to-toe assortments of performance footwear, apparel and accessories designed specifically for running on the trail.
The OutDry® brand, acquired in 2010, holds various patents pertaining to processes for manufacturing waterproof and breathable apparel, footwear, accessories and equipment. We have incorporated OutDry in select Columbia, Mountain Hardwear, Sorel and Montrail products, and also license the product to other parties.
The Pacific Trail® brand, acquired in 2006, is licensed to third parties across a range of apparel, footwear, accessories and equipment.
Our brands complement each other to address the diverse performance needs of a wide variety of outdoor and active lifestyle consumers.
We distribute our products through a mix of wholesale distribution channels, our own direct-to-consumer channels (retail stores and e-commerce), independent distributors and licensees. In 2015, our products were sold in approximately 100 countries. In 71 of those countries we sell to independent distributors to whom we have granted distribution rights. Substantially all of our products are manufactured by contract manufacturers located outside the United States.

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
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. The expansion of our direct-to-consumer operations has increased the proportion of sales, profits and cash flows that we generate in the fourth calendar quarter. In 2015, approximately 60% of our net sales and approximately 90% of our net income was realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in global economic and geopolitical conditions and volatility of foreign currency exchange rates, which when combined with seasonal weather patterns and inflationary or volatile input costs, reduce the predictability of our business.
For further discussion regarding the effects of the macro-economic environment on our business, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Products
We provide high quality apparel, footwear, accessories and equipment for use in a wide range of outdoor and active lifestyle activities by men, women and youth. A large percentage of our products are also worn for casual or leisure purposes. The durability and functionality of our products make them ideal for a wide range of outdoor and active lifestyle activities, serving a broad range of consumers, including elite skiers and mountain climbers, outdoor enthusiasts, hunting and fishing enthusiasts, top endurance trail runners and outdoor-inspired consumers.
We develop and manage our merchandise in two principal categories: (1) apparel, accessories and equipment and (2) footwear. The following table presents the net sales and approximate percentages of net sales attributable to each of our principal product categories for each of the last three years ended December 31 (dollars in millions).

	2015		2014		2013
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Apparel, accessories and equipment	$1,821.2	78.3%	$1,676.2	79.8%	$1,374.6	81.6%
Footwear	505.0	21.7	424.4	20.2	310.4	18.4
Total	$2,326.2	100.0%	$2,100.6	100.0%	$1,685.0	100.0%
Apparel, accessories and equipment
We design, develop, market and distribute apparel, accessories and equipment for men and women under our Columbia, Mountain Hardwear, Sorel and prAna brands, and for youth under our Columbia and Mountain Hardwear brands. Our products incorporate the cumulative design, fabrication, fit and construction technologies that we have pioneered over several decades and that we continue to innovate. Our apparel, accessories and equipment are designed to be used during a wide variety of outdoor activities, such as skiing, snowboarding, hiking, climbing, mountaineering, camping, hunting, fishing, trail running, water sports and adventure travel.

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
Our research and development efforts are led by an internal team of specialists who work closely with independent suppliers to conceive, develop and commercialize innovative technologies and products that provide the unique performance benefits needed by consumers during outdoor activities. We have established working relationships with specialists in the fields of chemistry, biochemistry, engineering, industrial design, materials research, graphic design and related fields. We utilize these relationships, along with consumer feedback, to develop and test innovative performance products, processes, packaging and displays. We believe that these efforts, coupled with our technical innovation efforts, represent key factors in the past and future success of our products.
Intellectual Property
We own many trademarks, including Columbia Sportswear Company®, Columbia®, Sorel®, Mountain Hard Wear®, prAna®, Montrail®, OutDry®, Pacific Trail®, the Columbia diamond shaped logo, the Mountain Hardwear nut logo, the Sorel polar bear logo and the prAna sitting pose logo, as well as many other trademarks relating to our brands, products, styles and technologies. We believe that our trademarks are an important factor in creating a market for our products, in identifying our Company, and in differentiating our products from competitors’ products. We have design, process and utility patents as well as pending patent applications in the United States and other nations. We file applications for United States and foreign patents for inventions, designs and improvements that we believe have commercial value; however, these patents may or may not ultimately be issued, enforceable or used in our business. We believe our success primarily depends on our ability to continue offering innovative solutions to consumer needs through design, research, development and production advancements rather than our ability to secure patents. The technologies, processes and designs described in our patents are incorporated into many of our most important products and expire at various times. We vigorously protect these proprietary rights against counterfeit reproductions and other infringing activities. Additionally, we license some of our trademarks across a range of apparel, footwear, accessories and equipment.
Sales and Distribution
We sell our products through a mix of wholesale distribution channels, our own direct-to-consumer channels, independent distributors and licensees. The majority of our sales are generated through wholesale channels, which include small, independently operated specialty outdoor and sporting goods stores, regional, national and international sporting goods chains, large regional, national and international department store chains and internet retailers. We sell our products to independent distributors in various countries where we generally do not have direct sales and marketing operations. We also market Columbia brand apparel and accessories under licensing arrangements with various collegiate and professional sports organizations.
We also sell our products directly to consumers in each of our geographic segments through our own network of branded and outlet retail stores and online. In addition, we have concession-based arrangements with third-parties at branded, outlet and shop-in-shop retail locations in our Latin America and Asia Pacific region, where the company retains ownership of inventory and control over certain aspects of operations. Our direct-to-consumer operations are designed to elevate consumer perception of our brands, manage inventory, increase consumer and retailer awareness of and demand for our products, model compelling retail environments for our products and build stronger emotional brand connections with consumers over time. Our branded retail stores and e-commerce sites allow us to showcase a broad selection of products and to support the brand’s positioning with fixtures and imagery that may then be replicated and offered for use by our wholesale customers. These stores and sites provide high visibility for our brands and products and help us to monitor the needs and preferences of consumers. In addition, we operate outlet stores, which serve a role in our overall inventory management by enabling us to sell excess, discontinued and out-of-season products while maintaining the integrity of our brands in wholesale and distributor channels.
We operate in four geographic segments: (1) the United States, (2) Latin America and Asia Pacific ("LAAP"), (3) Europe, Middle East and Africa (“EMEA”), and (4) Canada, which are reflective of our internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of outdoor and active lifestyle apparel, footwear, accessories and equipment. The following table presents net sales to unrelated entities and approximate percentages of net sales by geographic segment for each of the last three years ended December 31 (dollars in millions):

	2015		2014		2013
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
United States	$1,455.2	62.6%	$1,198.4	57.1%	$971.3	57.7%
LAAP	469.2	20.2	491.6	23.4	354.4	21.0
EMEA	233.2	10.0	259.2	12.3	240.7	14.3
Canada	168.6	7.2	151.4	7.2	118.6	7.0
Total	$2,326.2	100.0%	$2,100.6	100.0%	$1,685.0	100.0%
United States
The United States accounted for 62.6% of our net sales for 2015. We sell our products in the United States to approximately 3,600 wholesale customers and through our own direct-to-consumer channels. As of December 31, 2015, our United States direct-to-consumer operations consisted of 85 outlet retail stores, 24 branded retail stores, 2 employee retail stores and 5 brand-specific e-commerce websites. In addition, we earn licensing income in the United States based on our licensees’ sale of licensed products.
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
LAAP
The LAAP region accounted for 20.2% of our net sales for 2015. We sell our products in the LAAP region to approximately 200 wholesale customers in Japan and Korea and to 14 independent distributors that sell to approximately 500 wholesale customers in locations throughout the LAAP region, including Australia, New Zealand, Latin America and Asia. In addition, as of December 31, 2015, there were 169 and 241 concession-based, branded, outlet and shop-in-shop locations in Japan and Korea, respectively. We also sell Columbia, Mountain Hardwear and Sorel products through e-commerce websites in Japan and Korea, and Montrail products through an e-commerce website in Japan. In addition, we earn licensing income in our LAAP region based on our distributors’ production and sale of licensed products.
We distribute our products to wholesale customers, our own retail stores and licensed stores in Japan through an independent logistics company that owns and operates a warehouse located near Tokyo. We distribute our products to wholesale customers, our own retail stores and licensed stores in Korea from a leased warehouse facility near Seoul. The majority of sales to our LAAP distributors are shipped directly from the contract manufacturers from which we source our products.
On January 1, 2014, we commenced operations of a majority-owned joint venture with Swire Resources Limited ("Swire") for purposes of continuing the development of our business in China. The joint venture operates approximately 90 retail locations and brand specific e-commerce websites across multiple platforms, and has distribution relationships with approximately 70 wholesale dealers that operate approximately 800 retail locations. As a 60% majority-owned entity that we control, the joint venture's operations are included in our consolidated financial results. We distribute our products to wholesale customers, our own retail stores and e-commerce customers in China through independent logistic companies with warehouses in Shanghai, Beijing and Guangzhou, and from a leased facility in Shanghai that is operated by our joint venture partner, Swire.
EMEA
Sales in our EMEA region accounted for 10.0% of our net sales for 2015. We sell our products in the EMEA region to approximately 3,200 wholesale customers and to 10 independent distributors that sell to approximately 700 wholesale customers in locations throughout the EMEA region, including Russia, portions of Europe, the Middle East and Africa. In addition, as of December 31, 2015, we operated 10 outlet retail stores, 1 branded retail store and 1 employee retail store in various locations in Western Europe. We also sell Columbia and Sorel products through brand-specific e-commerce websites in Austria, Belgium, Finland, France, Germany, Ireland, Italy, the Netherlands, Spain and the United Kingdom.
We distribute the majority of our products sold to EMEA wholesale customers and our own retail stores from a distribution center that we own and operate in Cambrai, France. The majority of sales to our EMEA distributors are shipped directly from the contract manufacturers from which we source our products.
Canada
Sales in Canada accounted for 7.2% of our net sales for 2015. We sell our products in Canada to approximately 1,100 wholesale customers. In addition, as of December 31, 2015, we operated 4 outlet retail stores and 1 employee retail store in Canada. We also sell Columbia, Mountain Hardwear and Sorel products through brand-specific e-commerce websites in Canada.
We distribute the majority of our products sold in Canada from a distribution center that we own in London, Ontario.
Marketing
Our portfolio of brands enables us to target a wide range of consumers across the globe with differentiated products. Marketing supports and enhances our competitive position in the marketplace, drives global alignment through seasonal initiatives, builds brand equity, raises global brand relevance and awareness, infuses our brands with excitement and, most importantly, stimulates consumer demand for our products worldwide. During 2015, we invested approximately 5.2% of net sales in marketing programs.
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
Working Capital Utilization

We design, develop, market and distribute our products, but do not own or operate manufacturing facilities. As a result, most of our capital is invested in short-term working capital assets, including cash and cash equivalents, short-term investments, accounts receivable from customers, and finished goods inventory. At December 31, 2015, working capital assets accounted for approximately 68% of total assets. Accordingly, the degree to which we efficiently utilize our working capital assets can have a significant effect on our profitability, cash flows and return on invested capital. The overall goals of our working capital management efforts are to maintain the minimum level of inventory necessary to deliver goods on time to our customers to satisfy end consumer demand, and to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers.
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
We use those advance orders, together with forecasted demand from our direct-to-consumer operations, market trends, historical data, customer and sales feedback and other important factors to estimate the volumes of each product to purchase from our suppliers around the world. From the time of initial order through production, receipt and delivery, we attempt to manage our inventory to reduce risk. We typically ship the majority of our advance fall season orders to customers beginning in July and continuing through December. Similarly, we generally ship the majority of our advance spring season orders to customers beginning in January and continuing through June. Generally, orders are subject to cancellation prior to the date of shipment.
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

Sourcing and Manufacturing
We do not own or operate manufacturing facilities. Virtually all of our products are manufactured to our specifications by contract manufacturers located outside the United States. We seek to establish and maintain long-term relationships with key manufacturing partners, but generally do not maintain formal long-term manufacturing volume commitments. We believe that the use of contract manufacturers enables us to substantially limit our invested capital and to avoid the costs and risks associated with owning and operating large production facilities and managing large labor forces. We also believe that the use of contract manufacturers greatly increases our production capacity, maximizes our flexibility and improves our product pricing. We manage our supply chain from a global and regional perspective and adjust as needed to changes in the global production environment, including political risks, factory capacity, import limitations and costs, raw material costs, availability and cost of labor and transportation costs. Without long-term commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing terms.
Our apparel, accessories and equipment are manufactured in approximately 15 countries, with Vietnam and China accounting for approximately 66% of our 2015 apparel, accessories and equipment production. Our footwear is manufactured in four countries, with China and Vietnam accounting for substantially all of our 2015 footwear production.
Our five largest apparel, accessories and equipment factory groups accounted for approximately 29% of 2015 global apparel, accessories and equipment production, with the largest factory group accounting for 11% of 2015 global apparel, accessories and equipment production. Our five largest footwear factory groups accounted for approximately 73% of 2015 global footwear production, with the largest factory group accounting for 34% of 2015 global footwear production. Most of our largest suppliers have multiple factory locations, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on our business.
We maintain 12 manufacturing liaison offices in a total of eight Asian countries. Personnel in these manufacturing liaison offices are direct employees of Columbia and are responsible for overseeing production at our contract manufacturers. We believe that having employees physically located in these regions enhances our ability to monitor factories for compliance with our policies, procedures and standards related to quality, delivery, pricing and labor practices. Our quality assurance process is designed to ensure that our products meet our quality standards. We believe that our quality assurance process is an important and effective means of maintaining the quality and reputation of our products. In addition, independent contractors that manufacture products for us are subject to standards of manufacturing practices (“SMP”). Columbia sources products around the world and values legal, ethical and fair treatment of people involved in manufacturing our products. Each factory producing products for us is monitored regularly against these standards. Additional information about SMP and corporate responsibility programs may be found at www.columbia.com and www.prana.com. The content on our websites is not incorporated by reference in this Form 10-K unless expressly noted.
Competition
The markets for outdoor and active lifestyle apparel, footwear, accessories and equipment are highly competitive. We believe that the primary competitive factors in the end-use markets are brand strength, product innovation, product design, functionality, durability, market effectiveness and price.
In each of our geographic markets, our brands face significant competition from numerous competitors, some of which are larger than we are and have greater financial, marketing and operational resources with which to compete, and others that are smaller with fewer resources, but that may be deeply entrenched in local markets. Our China and Korea markets have attracted a large number of competitive local and global brands. In other markets, such as Europe, we face competition from smaller brands that hold significant market share in one or several European markets, but are not significant competitors in other key markets. Some of our large wholesale customers also market competitive apparel, footwear, accessories and equipment under their own private label brand names. In addition, our direct-to-consumer channels expose us to branded competitors and wholesale customers who operate retail stores in key markets, and who sell competitive products online. Our international distributors and licensees also operate in very competitive markets against a variety of local and global brands.
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

Government Regulation
Many of our international shipments are subject to existing or potential governmental tariff and non-tariff barriers to trade, such as import duties and potential safeguard measures that may limit the quantity of various types of goods that may be imported into the United States and other countries. These trade barriers often represent a material portion of the cost to manufacture and import our products. Our products are also subject to domestic and foreign product safety and environmental standards, laws and other regulations, which are increasingly restrictive and complex. As we strive to achieve technical innovations, we face a greater risk of compliance issues with regulations applicable to products with complex technical features. Although we diligently monitor these standards and restrictions, a state, federal or foreign government may impose new or adjusted quotas, duties, safety requirements, material restrictions or other restrictions or regulations, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
Employees
At December 31, 2015, we had 5,978 full-time equivalent employees.
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
Initiatives to Upgrade Our Business Processes and Information Technology Infrastructure Involve Many Risks Which Could Result In, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement initiatives to optimize our performance. Our current business process initiatives include plans to improve business results through standardization of business processes and technologies that support our supply chain and go-to-market strategies through implementation of an integrated global enterprise resource planning ("ERP") software solution and other complementary information technology systems over the next several years. Implementation of these solutions and systems is highly dependent on coordination of numerous employees, contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives and the failure of any one contractor or system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel implement and become familiar with new systems, increased costs and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures, including system outages and loss of system availability, could disrupt our operations and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
Implementation of this new information technology infrastructure has a pervasive effect on our business processes and information systems across a significant portion of our operations. As a result, we are undergoing significant changes in our operational processes and internal controls as our implementation progresses, which in turn require significant change management, including training of our personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
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
In addition, since the majority of our products are manufactured outside of our principal sales markets, our products must be transported by third parties over large geographical distances. Shortages in ocean or air freight capacity and volatile fuel costs can result in rapidly changing transportation costs. Similarly, disruption to shipping and transportation channels due to labor disputes could cause us to rely more heavily on alternative modes of transportation to achieve timely delivery to our customers, resulting in significantly higher freight costs. Because we price our products in advance and changes in transportation and other costs may be difficult to predict, we may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our financial condition, results of operations or cash flows.
We May Be Adversely Affected by Volatile Economic Conditions
We are a consumer products company and are highly dependent on consumer discretionary spending and retail traffic patterns. Purchasing patterns of our wholesale customers can vary year to year as they attempt to forecast and match their seasonal advance orders, in-season replenishment and at-once orders to eventual seasonal consumer demand. In addition, as we have expanded our direct-to-consumer operations, we have increased our direct exposure to the risks associated with volatile and unpredictable consumer discretionary spending patterns. Consumer discretionary spending behavior is inherently unpredictable and consumer demand for our products may not reach our sales targets, or may decline, especially during periods of heightened economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition, results of operations or cash flows.
We May Be Adversely Affected by Currency Exchange Rate Fluctuations
We derive a significant portion of our net sales from markets outside the United States, comprising sales to wholesale customers and directly to consumers by our consolidated subsidiaries in Europe, Korea, Japan, Canada, and our China joint venture, and sales to independent distributors who operate within the EMEA and LAAP regions. Sales and related operational expenses of our foreign subsidiaries and China joint venture, as well as their respective assets and liabilities, are denominated in currencies other than the U.S. dollar and translated into U.S. dollars for periodic reporting purposes using the exchange rates in effect during each period. If the U.S. dollar strengthens against the foreign subsidiary’s functional currency, translated revenues and expenses will decline on a relative basis.

The majority of our purchases of finished goods inventory from contract manufacturers are denominated in U.S. dollars, including purchases by our foreign subsidiaries and China joint venture. The cost of these products may be affected by relative changes in the value of the local currencies of these subsidiaries and joint venture in relation to the U.S. dollar, and in relation to the local currencies of our manufacturing vendors. In order to facilitate solicitation of advance orders from wholesale customers and independent distributors for the Spring and Fall seasons, we establish local-currency-denominated wholesale and retail price lists in each of our foreign subsidiaries approximately six to nine months prior to U.S. dollar-denominated seasonal inventory purchases. As a result, our consolidated results are directly exposed to transactional foreign currency exchange risk to the extent that the U.S. dollar strengthens during the six to nine months between when we establish seasonal local-currency prices and when we purchase inventory.
We employ several tactics in an effort to mitigate this transactional currency risk, including the use of currency forward and option contracts. We may also implement local-currency wholesale and retail price increases in our subsidiary and joint venture markets in an effort to mitigate the effects of currency exchange rate fluctuations on inventory costs. There is no assurance that our use of currency forward and option contracts and implementation of price increases, in combination with other tactics, will succeed in fully mitigating the negative effects of adverse foreign currency exchange rate fluctuations on the cost of our finished goods in a given period, or that price increases will be accepted by our wholesale customers or consumers. Our gross margins are adversely affected whenever we are not able to offset the full extent of finished goods cost increases caused by adverse fluctuations in foreign currency exchange rates.
Because the functional currencies of our foreign subsidiaries and China joint venture are not the U.S. dollar, we are also exposed to potential material gains or losses from the remeasurement of U.S. dollar monetary transactions into the respective functional currencies. In an effort to mitigate this risk, we use foreign currency forward contracts to hedge net balance sheet exposures related primarily to our foreign subsidiaries’ and joint venture’s non-functional currency denominated monetary assets and liabilities. These consist primarily of cash and cash equivalents, short-term investments, payables and intercompany loans for subsidiaries that use European euros, Swiss francs, Canadian dollars, Japanese yen, Korean won or Chinese renminbi as their functional currency.
In addition to the direct currency exchange rate exposures described above, our business is indirectly exposed to currency exchange rate risks. For example, all of the independent EMEA and LAAP distributors to whom we sell purchase their inventory from us in U.S. dollars. Weakening of a distributor's functional currency relative to the U.S. dollar makes it more expensive for it to purchase finished goods inventory from us. In order to make those purchases and pay us on a timely basis, our distributors must exchange sufficient quantities of their functional currency for U.S. dollars through the financial markets. Some of our distributors have experienced periods during which they have been unable to obtain U.S. dollars in sufficient amounts to complete their purchase of finished goods inventory or to pay amounts owed for past purchases. Although each independent distributor bears the full risk of fluctuations in the value of its currency against the U.S. dollar, our business can be indirectly affected when adverse fluctuations cause a distributor to cancel portions of prior advance orders and/or significantly reduce its future purchases. In addition, price increases that our distributors implement in an effort to offset higher product costs may make our products less price-competitive in those markets and reduce consumer demand for our products. For example, recent economic turmoil that significantly devalued the Russian ruble has caused the U.S. dollar-denominated inventory purchased by our Russian distributor to be more expensive, resulting in reduced advance orders with us and leading the distributor to implement local-currency retail price increases in an effort to mitigate the effects of the weaker ruble.
Currency exchange rate fluctuations may also create indirect risk to our business by disrupting the business of independent finished goods manufacturers from which we purchase our products. When their functional currencies weaken in relation to other currencies, the raw materials they purchase on world commodities markets become more expensive and more difficult to finance. Although each manufacturer bears the full risk of fluctuations in the value of its currency against other currencies, our business can be indirectly affected when adverse fluctuations cause a manufacturer to raise the prices of goods it produces for us, disrupt its ability to purchase the necessary raw materials on a timely basis, or disrupt its ability to function as an ongoing business.
Primarily for each of the reasons described above, currency fluctuations and disruptions in currency exchange markets may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Retail Operations May Not Realize Returns on Our Investments
In recent years, our direct-to-consumer business has grown substantially and we anticipate further growth in the future. Accordingly, we continue to make significant investments in our online platforms and physical retail locations, including system upgrades, entering into long-term store leases, constructing leasehold improvements, purchasing fixtures and equipment and investing in inventory and personnel. Since many of our retail costs are fixed, if we have insufficient sales, we may be unable to reduce expenses in order to avoid losses or negative cash flows. Our direct-to-consumer sales results are highly dependent on retail traffic patterns in our physical locations and our on-line platforms where our products are sold, as well as spending patterns of our consumers. In addition, labor costs and labor-related benefits are primary components in the cost of our retail operations, and are affected by various federal, state and foreign laws governing matters such as minimum wage, overtime compensation and other requirements. If we are unable to operate profitable stores or if we close a store, we may incur significant write-downs of inventory, severance costs, lease termination costs, impairment losses on long-lived assets or loss of working capital, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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

•
We rely, in part, on the operational skill of our joint venture partner. Additionally, because our joint venture partner has protective voting rights with respect to specified major business decisions of the joint venture, we may experience difficulty reaching agreement as to implementation of various changes to the joint venture’s business. For these reasons, or as a result of other factors, we may not realize the anticipated benefits of the joint venture, and our participation in the joint venture could adversely affect the results of our operations.

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

Our International Operations Involve Many Risks
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, foreign government fiscal and political crises, political and economic disputes and sanctions, changes in consumer preferences, foreign currency fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials and our cost of doing business. For example, political and economic uncertainty in certain South American distributor markets have resulted in currency and import restrictions, limiting our ability to sell products in some countries in this region. Also, Russia constitutes a significant portion of our non-U.S. sales and operating income and a significant change in conditions in that market has had an adverse effect on our results of operations. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected. As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others.
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
Changes in the tax law of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. For example, changes in the tax laws of foreign jurisdictions could arise as a result of the Base Erosion and Profit Shifting (BEPS) project undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, is recommending changes to numerous long-standing tax principles. If these changes are adopted by countries, tax uncertainty could increase and may adversely affect our provision for income taxes. As another example, in the United States, a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies. Although it is not possible to accurately determine the overall effect of these recommendations and proposals on our effective tax rate at this time, changes such as these may have a material adverse effect on our financial condition, results of operations or cash flows.
We earn a significant amount of our operating income from outside the United States for which deferred taxes have not been provided. These earnings are considered indefinitely invested outside of the United States and a repatriation of these funds may result in a significant increase in our U.S. income taxes and foreign withholding taxes. If we encounter a significant need for liquidity domestically, or at a particular location that we cannot fulfill on favorable terms through borrowings, equity offerings or other internal or external sources, we may experience unfavorable tax and earnings consequences as a result of cash transfers.
We Operate in Highly Competitive Markets
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
We Face Risks Associated with Consumer Preferences and Fashion Trends
Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, changes in fashion trends may have a greater effect than in the past as we expand our offerings to include more product categories in more geographic areas, particularly with the Sorel and prAna brands, which are generally more sensitive to fashion trends. We also face risks because our business requires us and our customers to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk by soliciting advance order commitments by retailers, we must generally place a significant portion of our seasonal production orders with our contract manufacturers before we have received all of a season’s advance orders from customers, and orders may be canceled by customers before shipment. If we or our customers fail to anticipate and respond to consumer preferences, we may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Success Depends on Our Distribution Facilities
Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and services, such as the transition of value-added services functions from contract manufacturers to our distribution centers, and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon, Robards, Kentucky and a leased facility in Carlsbad, California; in Canada, we rely primarily on our distribution facility in London, Ontario; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, we rely primarily on a third-party logistics distribution provider in Tokyo; in Korea, we rely primarily on one leased distribution facility near Seoul that we manage and operate; and in China, we rely primarily on four distribution centers, three of which are managed by third-parties and one of which is operated by our joint venture partner.
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
Our Products Are Subject to Increasing Product Regulations and We Face Risks of Product Liability and Warranty Claims
Our products are subject to increasingly stringent and complex domestic and foreign product labeling and performance and safety standards, laws and other regulations. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery, recall or destruction of inventory shipments during key seasons or in other financial penalties. Significant or continuing noncompliance with these standards and laws could disrupt our business and harm our reputation and, as a result, could have a material adverse effect on our brand image, financial condition, results of operations or cash flows.
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
London, Ontario (1 location)—owned
—————

(1) Lease expires in June 2020

In addition, as of December 31, 2015, we leased approximately 230 locations globally for the operation of our branded and outlet retail stores. We also have several leases globally for office space, warehouse facilities, storage space, vehicles and equipment, among other things. See Note 14 of Notes to Consolidated Financial Statements for further lease-related disclosures.
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

Name	Age	Position
Gertrude Boyle	91	Chairman of the Board (1)
Timothy P. Boyle	66	Chief Executive Officer, Director (1)
Joseph P. Boyle	35	Senior Vice President of Merchandising and Design (1)
Michael W. Blackford	47	Vice President of Design and Innovation
Peter J. Bragdon	53	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary (1)
D. Shawn Cox	52	Senior Vice President of North America and EMEA Retail (1)
Joseph R. Craig	61	Vice President of United States Apparel Sales
Thomas B. Cusick	48	Executive Vice President of Finance and Chief Financial Officer (1)
Daniel A. Dougherty	63	Vice President of Global Distribution
Franco Fogliato	46	Senior Vice President and General Manager EMEA (1)
Patricia E. Higgins	48	Vice President of E-Commerce
Russell B. Hopcus	56	Senior Vice President of North America Sales (1)
Scott W. Kerslake	51	President, prAna; Interim President, Mountain Hardwear
Lisa A. Kulok	50	Senior Vice President of Global Supply Chain Operations
Richelle T. Luther	47	Senior Vice President and Chief Human Resource Officer
Douglas H. Morse	50	Chief Business Development Officer
Mark J. Nenow	58	President, Sorel
Fredrick R. Pond	58	Vice President and Chief Information Officer
Stuart B. Redsun	50	Chief Marketing Officer
Jim A. Swanson	41	Vice President of Finance
Bryan L. Timm	52	President and Chief Operating Officer (1)
William Tung	51	Vice President of Asia Direct Markets
Stephen P. Woodside	51	Senior Vice President of Global Sourcing and Manufacturing
—————

(1)	These individuals are considered Executive Officers of Columbia.

Gertrude Boyle has served as Chairman of the Board of Directors since 1983. Columbia was founded by her parents in 1938 and managed by her husband, Neal Boyle, from 1964 until his death in 1970. Mrs. Boyle also served as our President from 1970 to 1988. Mrs. Boyle is Timothy P. Boyle’s mother.
Timothy P. Boyle joined Columbia in 1971 as General Manager, served as Columbia's President from 1988 to 2015 and has served as Chief Executive Officer since 1988. He has been a member of the Board of Directors since 1978. Mr. Boyle is also a member of the Board of Directors of Northwest Natural Gas Company and Craft Brewers Alliance, Inc. Mr. Boyle is Gertrude Boyle’s son.
Joseph P. Boyle joined Columbia in 2005 and was named Senior Vice President of Merchandising and Design in May 2015. Mr. Boyle previously served at Columbia in a variety of capacities, including brand management, sales, planning, General Merchandising Manager of Outerwear, Accessories, Equipment, Collegiate and Licensing and Vice President of Apparel Merchandising. From 2003 to 2005, Mr. Boyle served in a business development role for Robert Trent Jones II Golf Course Architects. Mr. Boyle is the son of Timothy P. Boyle and the grandson of Gertrude Boyle.
Michael W. Blackford joined Columbia in September 2005 as a Senior Apparel Designer and was promoted to Design Director of Men’s Apparel & Equipment in May 2006. In February 2008 he was promoted to Director of Global Innovation and named Vice President of Global Innovation in August 2010. In August 2013, Mr. Blackford was promoted to Vice President of Global Apparel Innovation and Design, Product Design and in March 2015 he was promoted to his current role of Vice President of Design and Innovation. Prior to joining Columbia, Mr. Blackford held various positions in design, brand management and sourcing at Sierra Designs.
Peter J. Bragdon became Vice President and General Counsel, Secretary of Columbia in July 2004, was named Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary in January 2010 and Executive Vice President, Chief Administrative Officer, General Counsel and Secretary in February 2015. From 1999 to January 2003, Mr. Bragdon served as Senior Counsel and Director of Intellectual Property for Columbia. Mr. Bragdon served as Chief of Staff in the

Oregon Governor’s office from January 2003 through June 2004. From 1993 to 1999, Mr. Bragdon was an attorney in the corporate securities and finance group at Stoel Rives LLP. Mr. Bragdon served as Special Assistant Attorney General for the Oregon Department of Justice for seven months in 1996.
D. Shawn Cox joined Columbia in May 2013 as Senior Vice President of North America and EMEA Retail. From 2009 to 2013, Mr. Cox served in Amsterdam, Holland as Global Retail Senior Vice President with contemporary lifestyle retailer MEXX. Mr. Cox served in London as Global Chief Retail Officer for Samsonite Corporation from 2007 to 2009 and in Amsterdam as Vice President of Tommy Hilfiger’s European retail division from 2000 to 2006.
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
Thomas B. Cusick joined Columbia in September 2002 as Corporate Controller, was named Vice President and Corporate Controller in March 2006, was named Vice President and Chief Accounting Officer in May 2008, was named Vice President, Chief Financial Officer and Treasurer in January 2009, was named Senior Vice President of Finance, Chief Financial Officer and Treasurer in January 2010 and was named Executive Vice President of Finance and Chief Financial Officer in February 2015.  Mr. Cusick delegated the Treasurer duties in 2011. From 1995 to 2002, Mr. Cusick worked for Cadence Design Systems (and OrCAD, a company acquired by Cadence in 1999), which operates in the electronic design automation industry, in various financial management positions.  From 1990 to 1995, Mr. Cusick was an accountant with KPMG LLP.
Daniel A. Dougherty joined Columbia in December 1997 and was named Vice President of Global Distribution in October 2009. From 1989 to 1996, Mr. Dougherty worked for Glen Oaks Industries, Inc., where he served as Vice President of Distribution. Prior to that, Mr. Dougherty served as Vice President at both Fussell & Associates, Inc. and Burton & Associates, Inc.
Franco Fogliato joined Columbia in November 2013 as Senior Vice President and General Manager of EMEA Direct Sales and in February 2016 was appointed Senior Vice President and General Manager EMEA. Prior to joining Columbia, Mr. Fogliato served as general manager of the Billabong Group in Europe from 2004 to 2013 and as a member of that company's executive board. From 1997 to 2003, Mr. Fogliato held various European leadership positions with The North Face brand culminating as general manager of Western Europe.
Patricia E. Higgins joined Columbia in September 2012 as Vice President of E-Commerce. From 2010 to 2012, Ms. Higgins served as Senior Vice President, E-Commerce at TOMS Shoes, Inc. Prior to 2010, Ms. Higgins served in various leadership roles in E-Commerce, retail and customer service operations at Guess?, Inc., Hot Topic, Inc., Cooking.com and Williams-Sonoma, Inc.
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
Scott W. Kerslake joined Columbia as President and Chief Executive Officer of the prAna brand following its acquisition by the Company in May 2014, having served in that role since 2009 under the brand’s prior ownership, and in July 2015 was appointed Interim President, Mountain Hardwear. Prior to prAna, Mr. Kerslake founded and served as Chief Executive Officer of Athleta, Inc. from 1997 to 2004, and served as President of Miraval Spa & Resort from 2004 to 2006.
Lisa A. Kulok joined Columbia in February 2008 as Senior Director of Global Planning and was named Vice President of Global Marketplace Planning and Customer Operations in October 2009 and was named Senior Vice President of Global Supply Chain Operations in May 2015. From 1987 to 2007, Ms. Kulok held various leadership positions at NIKE, Inc., including USA Apparel Marketplace Planning Director and Director of Regional Planning.

Richelle T. Luther joined Columbia Sportswear Company in June 2008 as Deputy General Counsel and was appointed Senior Vice President and Chief Human Resources Officer in September 2015.  Prior to Columbia Sportswear Company, Ms. Luther was with Northwest Natural Gas from 2002 to 2008, most recently as Corporate Secretary and Chief Governance Officer.  Ms. Luther practiced as an attorney at the Portland, Oregon offices of Stoel Rives LLP from 1997 to 2002.
Douglas H. Morse joined Columbia in March 1995 and has held several positions in both operations and go-to-market. Mr. Morse was the General Manager of Columbia’s Canadian operations from September 2008 to February 2013, and served as interim General Manager of Columbia's European operations from March 2013 through December 2013, when he was appointed Chief Business Development Officer.
Mark J. Nenow joined Columbia in May 2007 as Vice President of Global Footwear Merchandising and was named President of the Sorel brand in March 2015. From 2006 to 2007, Mr. Nenow served as Vice President of Global Footwear Merchandising at Brooks Sports. From 1995 to 2006, Mr. Nenow worked for NIKE, Inc., where he held various product line management positions in the running and outdoor categories. Prior to his footwear career, Mr. Nenow was a professional track and field athlete and held the American track record for the 10,000 meters from 1986 to 2001.
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
Jim A. Swanson joined Columbia Sportswear in April 2003 as Global Senior Financial Analyst and was named Vice President of Finance in May 2015, following a progression of advancement through other key finance roles. Prior to joining Columbia, Mr. Swanson served in a variety of financial planning and analysis, tax, and accounting roles, including Senior Financial Analyst at Freightliner Corporation and at Tality Corporation, a wholly-owned subsidiary of Cadence Design Systems, and as a senior tax and business advisory associate at Arthur Andersen.
Bryan L. Timm joined Columbia in June 1997 as Corporate Controller and was named Chief Financial Officer in July 2002. In 2003, Mr. Timm was named Vice President, Chief Financial Officer and Treasurer and in October 2008 he was named Executive Vice President and Chief Operating Officer and continued to serve in the role of Chief Financial Officer until January 2009. In February 2015, Mr. Timm was named President and Chief Operating Officer. From 1991 to 1997, Mr. Timm held various financial management positions for Oregon Steel Mills, Inc. From 1986 to 1991, Mr. Timm was an accountant with KPMG LLP.
William Tung joined Columbia in September 2003 and was named Vice President of International Sales and Operations in December 2004. In October 2008, Mr. Tung was named Vice President of Latin America and Asia Pacific, in January 2013 he was named Vice President of International Distributors and Asia Direct and in February 2016 he was named Vice President of Asia Direct Markets. From 2002 to 2003, Mr. Tung worked for The Body Shop International PLC as Regional Director of North Asia. He was employed by The Rockport Company from 1994 to 2002 where he served in a variety of capacities, most recently as Vice President of Europe. From 1991 to 1994, Mr. Tung worked for Prince Racquet Sports (a division of Benetton Sportsystems) as Sales and Marketing Manager of Asia-Pacific.
Stephen P. Woodside joined Columbia in August 2014 as Vice President of Global Product Manufacturing and was named Senior Vice President of Global Sourcing and Manufacturing in May 2015.  Prior to joining Columbia, Mr. Woodside served as Vice President Global Manufacturing at VF Corporation from 2013 to 2014 and General Manager of Greater China at Nike, Inc. from 2009 to 2013, and held various other senior sourcing and supply chain roles at NIKE, Inc. between 1994 and 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol “COLM.” At February 12, 2016, we had approximately 309 shareholders of record. All references below to per share amounts have been retroactively adjusted to reflect our September 26, 2014 two-for-one stock split.
Following are the quarterly high and low sale prices for our common stock for the years ended December 31, 2015 and 2014:

	HIGH	LOW	DIVIDENDS DECLARED
2015
First Quarter	$62.19	$41.11	$0.15
Second Quarter	$64.92	$55.35	$0.15
Third Quarter	$74.72	$55.47	$0.15
Fourth Quarter	$66.00	$43.56	$0.17
2014
First Quarter	$44.13	$36.09	$0.14
Second Quarter	$44.98	$38.72	$0.14
Third Quarter	$42.69	$35.14	$0.14
Fourth Quarter	$45.87	$34.25	$0.15
Our current dividend policy is dependent on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. For various restrictions on our ability to pay dividends, see Note 9 of Notes to Consolidated Financial Statements.
Performance Graph
The line graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 400 Mid-Cap Index and the Russell 3000 Textiles Apparel Manufacturers for the period beginning December 31, 2010 and ending December 31, 2015. The graph assumes that $100 was invested on December 31, 2010, and that any dividends were reinvested.
Historical stock price performance should not be relied on as indicative of future stock price performance.

Columbia Sportswear Company
Stock Price Performance
December 31, 2010—December 31, 2015

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2015
$250
$200
$150
$100
$50
$0
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
Columbia Sportswear Company
S&P 400 Mid-Cap Index
Russell 3000 Textiles Apparel & Shoes Index

Total Return Analysis

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Columbia Sportswear Co.	$100.00	$78.35	$91.40	$136.93	$157.04	$173.84
S&P 400 Mid-Cap Index	$100.00	$98.27	$115.84	$154.64	$169.75	$166.06
Russell 3000 Textiles Apparel Mfrs.	$100.00	$111.93	$125.31	$184.27	$204.89	$200.49
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 through October 31, 2015	74,663	$55.73	74,663	$224,849,000
November 1, 2015 through November 30, 2015	740,496	50.19	740,496	187,683,000
December 1, 2015 through December 31, 2015	311,649	45.54	311,649	173,489,000
Total	1,126,808	$49.27	1,126,808	$173,489,000

(1)
Since the inception of our stock repurchase plan in 2004 through December 31, 2015, our Board of Directors has authorized the repurchase of up to $700,000,000 of our common stock. As of December 31, 2015, we had repurchased 20,992,740 shares under this program for an aggregate purchase price of approximately $526,511,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 6.    SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2015 have been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and accompanying Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7. All references below to share or per share amounts have been retroactively adjusted to reflect our September 26, 2014 two-for-one stock split.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$2,326,180	$2,100,590	$1,684,996	$1,669,563	$1,693,985
Net income attributable to Columbia Sportswear Company	174,337	137,173	94,341	99,859	103,479
Per Share of Common Stock Data:
Earnings per share attributable to Columbia Sportswear Company:
Basic	$2.48	$1.97	$1.37	$1.48	$1.53
Diluted	2.45	1.94	1.36	1.46	1.51
Cash dividends per share	0.62	0.57	0.46	0.44	0.43
Weighted average shares outstanding:
Basic	70,162	69,807	68,756	67,680	67,616
Diluted	71,064	70,681	69,434	68,264	68,408

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$1,846,153	$1,792,209	$1,605,588	$1,458,842	$1,382,542
Note payable to related party	15,030	15,728	—	—	—

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This annual report, including Item 1 of Part I and Item 7 of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, profitability and the effect of specified factors on profitability for 2016, expenses, input costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, investments in and implementation of our information technology systems, intellectual property disputes, our direct-to-consumer channels and other capital expenditures, including planned store additions, access to raw materials and factory capacity, financing and working capital requirements and resources, income tax rates and pre-tax income, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
Our Business
As one of the largest outdoor and active lifestyle apparel and footwear companies in the world, we design, source, market and distribute outdoor and active lifestyle apparel, footwear, accessories and equipment under the Columbia, Mountain Hardwear, Sorel, prAna and Montrail brands. Our products are sold through a mix of wholesale distribution channels, our own direct-to-consumer channels and independent distributors. In addition, we license some of our trademarks across a range of apparel, footwear, accessories and equipment.
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
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. The expansion of our direct-to-consumer operations has increased the proportion of sales, profits and cash flows that we generate in the fourth calendar quarter. In 2015, approximately 60% of our net sales and approximately 90% of our profitability was realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
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
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in global economic and geopolitical conditions and volatility of foreign currency exchange rates which, when combined with seasonal weather patterns and inflationary or volatile input costs, reduce the predictability of our business.
Business Developments

On January 1, 2014 we commenced operations of a majority-owned joint venture in mainland China with Swire Resources Limited ("Swire"). As a 60% majority-owned entity, the joint venture's operations are included in our consolidated financial results.
On May 30, 2014, we purchased 100% of the equity interest in prAna Living LLC (“prAna”) for $188.5 million, net of acquired cash. PrAna is a lifestyle apparel brand sold through select specialty and online retailers across North America, as well as through seven company-owned retail stores, an e-commerce site and direct-mail catalogs. The acquisition of prAna strengthens and diversifies our brand portfolio and generally offsets some of the more seasonal sales effects found within our portfolio of brands. The acquisition was funded with cash on hand.
Business Outlook
We expect 2016 profitability to be affected by the following major factors:

•	Net sales growth in the Columbia, prAna and Sorel brands in our United States wholesale channel;

•	Continued growth of our brick-and-mortar and e-commerce direct-to-consumer sales and profitability globally;

•	Difficult economic and/or competitive environments in certain international markets within our EMEA and LAAP distributor businesses;

•	Continued recovery and sales growth contributed by our Europe-direct business; and

•	The transactional effects of changes in foreign currency exchange rates on sales, gross margin, operating income and net income.
Consistent with the historical seasonality of the business, we anticipate 2016 profitability and profitability growth to be heavily concentrated in the second half of the year.
We implemented our new ERP system in our international distributor businesses in May 2015, which joins our North American wholesale business, excluding prAna, and the majority of our global supply chain operations onto our new platform. The next planned phase of our global information systems and infrastructure initiatives is to transition our Japan subsidiary to our new ERP system.
The global business climate continues to present us with a great deal of uncertainty, making it difficult to predict future results. Factors that could significantly affect our full year 2016 outlook include:

•	The productivity of our existing stores and e-commerce sites in our global direct-to-consumer operations;

•
Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on order cancellations, sales returns, customer accommodations, reorders, direct-to-consumer sales, promotional activities, and suppressed demand in subsequent seasons;

•	Macroeconomic trends affecting consumer traffic and spending in brick and mortar retail channels;

•	Changes in mix and volume of full price sales in relation to closeout product sales and promotional sales activity;

•	Costs and business interruption risks related to our supply chain;

•	Risks associated with performance and stability of our information technology systems and infrastructure;

•	Our ability to effectively manage operating costs;

•	Continued political and economic uncertainty, which is creating headwinds in key global markets; and

•	Fluctuating foreign currency exchange rates.
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
Highlights of the Year Ended December 31, 2015

•	Net sales increased $225.6 million, or 11% (15% constant-currency), to $2,326.2 million from $2,100.6 million in 2014.

•	Net income attributable to Columbia Sportswear Company increased 27% to $174.3 million from $137.2 million in 2014, and diluted earnings per share increased to $2.45 compared to $1.94 in 2014.

•	We paid cash dividends totaling $43.5 million, or $0.62 per share.

•	We repurchased 1,385,682 shares of the company's common stock at an aggregate purchase price of $70.1 million.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	53.9	54.5	55.9
Gross profit	46.1	45.5	44.1
Selling, general and administrative expense	35.8	36.3	37.1
Net licensing income	0.4	0.3	0.8
Income from operations	10.7	9.5	7.8
Interest income, net	—	—	—
Interest expense on note payable to related party	—	(0.1)	—
Other non-operating expense	(0.1)	—	—
Income before income tax	10.6	9.4	7.8
Income tax expense	(2.9)	(2.7)	(2.2)
Net income	7.7	6.7	5.6
Net income (loss) attributable to non-controlling interest	0.2	0.2	—
Net income attributable to Columbia Sportswear Company	7.5%	6.5%	5.6%
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net Sales:    Consolidated net sales increased $225.6 million, or 11% (15% constant-currency), to $2,326.2 million in 2015 from $2,100.6 million in 2014.
Sales by Geographic Region

Net sales by geographic region are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2015	Translation	2015(1)	2014	% Change	% Change(1)
	(In millions, except for percentage changes)
United States	$1,455.2	$—	$1,455.2	$1,198.4	21%	21%
LAAP	469.2	29.8	499.0	491.6	(5)%	2%
EMEA	233.2	26.1	259.3	259.2	(10)%	—%
Canada	168.6	28.1	196.7	151.4	11%	30%
	$2,326.2	$84.0	$2,410.2	$2,100.6	11%	15%
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
Net sales in the United States increased $256.8 million, or 21%, to $1,455.2 million in 2015 from $1,198.4 million in 2014. The increase in net sales in the United States was led by an increase in net sales in our wholesale business, followed by our direct-to-consumer business. The increase in our wholesale business was primarily the result of a net sales increase in Columbia, Sorel and prAna brand net sales, and was driven by shipments of increased fall season advance orders. The net sales increase in our direct-to-consumer business was led by increased net sales from our retail stores, followed by increased e-commerce net sales. At December 31, 2015, we operated 109 retail stores, compared with 93 stores at December 31, 2014.
Net sales in the LAAP region decreased $22.4 million, or 5% (increased 2% constant-currency), to $469.2 million in 2015 from $491.6 million in 2014. The net sales decrease in the LAAP region was led by Korea, followed by Japan, partially offset by net sales increases in our LAAP distributor business and China. The net sales decrease in Korea reflected business weakness amid the extremely competitive outdoor sector in that country. The net sales decrease in Japan was negatively affected by foreign currency exchange rates, which offset a net sales increase in local currency. The net sales increase in our LAAP distributor business primarily reflected increased advance orders combined with a favorable shift in timing of shipments.
Net sales in the EMEA region decreased $26.0 million, or 10% (remained flat on constant-currency basis), to $233.2 million in 2015 from $259.2 million in 2014. The EMEA net sales decrease consisted of a decrease in our EMEA distributor business, partially offset by a net sales increase in our EMEA direct business. The EMEA distributor net sales decrease was largely attributable to a decline in net sales to our Russian distributor, where challenging economic conditions persist.
Net sales in Canada increased $17.2 million, or 11% (30% constant-currency), to $168.6 million in 2015 from $151.4 million in 2014. The net sales increase in Canada reflected net sales increases in our wholesale and direct-to-consumer businesses.

Sales by Brand
Net sales by brand are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2015	Translation	2015	2014	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$1,864.7	$65.9	$1,930.6	$1,750.3	7%	10%
Sorel	209.2	13.2	222.4	166.2	26%	34%
prAna	125.3	—	125.3	53.7	133%	133%
Mountain Hardwear	116.3	4.3	120.6	119.8	(3)%	1%
Other	10.7	0.6	11.3	10.6	1%	7%
	$2,326.2	$84.0	$2,410.2	$2,100.6	11%	15%
The net sales increase in 2015 compared to 2014 was led by the Columbia brand, followed by the prAna brand and the Sorel brand, partially offset by lower Mountain Hardwear net sales. The Columbia brand net sales increase was led by the United States, followed by Canada, partially offset by lower net sales in the EMEA and LAAP regions. The net sales increase in the prAna brand, which was acquired on May 30, 2014, includes approximately $56.0 million of incremental net sales for the first five months of 2015.

Sales by Product Category
Net sales by product category are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2015	Translation	2015	2014	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$1,821.2	$53.9	$1,875.1	$1,676.2	9%	12%
Footwear	505.0	30.1	535.1	424.4	19%	26%
	$2,326.2	$84.0	$2,410.2	$2,100.6	11%	15%
Net sales of apparel, accessories and equipment increased $145.0 million, or 9% (12% constant-currency), to $1,821.2 million in 2015 from $1,676.2 million in 2014. The increase in apparel, accessories and equipment net sales was led by a net sales increase in the Columbia brand, followed the prAna brand, partially offset by lower Mountain Hardwear brand net sales. The apparel, accessories and equipment net sales increase was led by the United States, followed by Canada, partially offset by lower net sales in the EMEA and LAAP regions.
Net sales of footwear increased $80.6 million, or 19% (26% constant-currency), to $505.0 million in 2015 from $424.4 million in 2014. The increase in footwear net sales was led by the Sorel brand, followed by the Columbia brand. The footwear net sales increase was led by the United States, followed by Canada, the LAAP region and the EMEA region.
Gross Profit:    Gross profit as a percentage of net sales increased to 46.1% in 2015 from 45.5% in 2014. Gross margin expansion was primarily due to:

•	Lower provisions for slow-moving inventory; and

•
A more favorable channel mix due to a higher proportion of direct-to-consumer net sales and a lower proportion of sales to international distributors, which carry lower gross margins than wholesale and direct-to-consumer channels;

partially offset by:

•	Unfavorable foreign currency hedge rates; and

•	Lower margin on close-out product sales.
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
SG&A expense increased $68.9 million, or 9%, to $832.0 million, or 35.8% of net sales, in 2015, from $763.1 million, or 36.3% of net sales, in 2014. The SG&A expense increase was primarily due to:

•	Increased personnel expenses to support business growth and strategic initiatives;

•	Increased expenses relating to our expanding global direct-to-consumer operations;

•	Increased operating costs associated with the inclusion of a full year of prAna expenses; and

•	Increased demand creation investments;
partially offset by:

•	Favorable foreign currency translation.
Depreciation and amortization included in SG&A expense totaled $55.5 million in 2015, compared to $49.2 million in 2014.
Net Licensing Income:    Net licensing income increased $1.2 million to $8.2 million in 2015, compared to $7.0 million in 2014. The increase in net licensing income was primarily due to increased licensing income from accessories and equipment, including socks and backpacks, in the United States.
Other Non-operating Expense: Other non-operating expense totaled $2.8 million in 2015, compared to $0.3 million in 2014. The increase in expense reflects net losses incurred on the revaluation of foreign currency denominated assets and liabilities and net losses incurred on the settlement of foreign-currency denominated intercompany transactions during 2015.
Income Tax Expense:    Income tax expense increased to $67.5 million in 2015 from $56.7 million in 2014. Our effective income tax rate decreased to 27.3% from 28.5% in 2014. The decrease in our effective income tax rate in 2015 was primarily due to a tax benefit from the utilization of net operating loss carry-forwards and the release of associated valuation allowances in certain international tax jurisdictions, as well as a benefit from the utilization of foreign tax credits. These benefits were partially offset by a reduction in the tax benefits we recognized from the resolution of audits compared to 2014. Additionally, in 2015 we generated a higher proportion of taxable income in the United States where tax rates are generally higher than in international jurisdictions.
Net Income attributable to Columbia Sportswear Company: Net income increased $37.1 million, or 27%, to $174.3 million in 2015 from $137.2 million in 2014. Diluted earnings per share was $2.45 in 2015 compared to $1.94 in 2014.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Sales:    Consolidated net sales increased $415.6 million, or 25% (26% constant-currency), to $2,100.6 million  in 2014 from $1,685.0 million in 2013.

Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2014	Translation	2014	2013	% Change	% Change
	(In millions, except for percentage changes)
United States	$1,198.4	$—	$1,198.4	$971.3	23%	23%
LAAP	491.6	8.7	500.3	354.4	39%	41%
EMEA	259.2	(0.8)	258.4	240.7	8%	7%
Canada	151.4	9.8	161.2	118.6	28%	36%
	$2,100.6	$17.7	$2,118.3	$1,685.0	25%	26%

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

Net sales in the LAAP region increased $137.2 million, or 39% (41% constant-currency), to $491.6 million  in  2014  from $354.4 million in 2013. The net sales increase in the LAAP region was led by a net sales increase in apparel, accessories and equipment, followed by a net sales increase in footwear. The LAAP net sales increase was concentrated in the Columbia brand, followed by the Sorel brand, partially offset by a net sales decrease in the Mountain Hardwear brand. The LAAP net sales increase consisted of $161.4 million of incremental net sales by our joint venture in China, partially offset by net sales decreases in Korea and to our LAAP distributors. The decrease in Korea net sales was primarily due to business weakness amid the extremely competitive nature of the outdoor sector in that country. Net sales to our LAAP distributors decreased primarily due to ongoing currency constraints and import restrictions in key Latin American distributor markets that severely restricted trade and the transition to a joint venture in China from our previous distributor model.

Net sales in the EMEA region increased $18.5 million, or 8% (7% constant-currency), to $259.2 million  in  2014  from  $240.7 million  in  2013. The increase in net sales in the EMEA region was led by footwear, followed by apparel, accessories and equipment. The net sales increase was concentrated in the Columbia brand and was led by a net sales increase in our EMEA distributor business, followed by our EMEA direct business.
Net sales in Canada increased $32.8 million, or 28% (36% constant-currency), to $151.4 million in 2014 from $118.6 million in 2013. The increase in net sales was led by apparel, accessories and equipment, followed by footwear, and was led by the Columbia brand, followed by the Sorel brand, partially offset by a net sales decrease in the Mountain Hardwear brand. The Canada net sales increase was led by wholesale net sales, followed by an increase in direct-to-consumer net sales.

Sales by Brand
Net sales by brand are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2014	Translation	2014	2013	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$1,750.3	$13.8	$1,764.1	$1,412.9	24%	25%
Sorel	166.2	3.2	169.4	128.7	29%	32%
Mountain Hardwear	119.8	0.5	120.3	132.5	(10)%	(9)%
prAna	53.7	—	53.7	—	100%	100%
Other	10.6	0.2	10.8	10.9	(3)%	(1)%
	$2,100.6	$17.7	$2,118.3	$1,685.0	25%	26%

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
Sales by Product Category
Net sales by product category are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2014	Translation	2014	2013	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$1,676.2	$11.9	$1,688.1	$1,374.6	22%	23%
Footwear	424.4	5.8	430.2	310.4	37%	39%
	$2,100.6	$17.7	$2,118.3	$1,685.0	25%	26%

Net sales of apparel, accessories and equipment increased $301.6 million, or 22% (23% constant-currency), to  $1,676.2 million in 2014 from $1,374.6 million in 2013. The increase in apparel, accessories and equipment net sales was led by a net sales increase in the Columbia brand, followed by $53.7 million of incremental prAna brand net sales, and was led by the United States, followed by the LAAP region, Canada and the EMEA region. The net sales increase in apparel, accessories and equipment in the United States was led by our direct-to-consumer business, followed by our wholesale business and incremental prAna brand net sales. The apparel, accessories and equipment net sales increase in the LAAP region consisted of incremental sales by our China joint venture.

Net sales of footwear increased $114.0 million, or 37% (39% constant currency), to $424.4 million  in  2014  from  $310.4 million in 2013. The increase in footwear net sales was led by the Columbia brand, followed by the Sorel brand. The footwear net sales increase was led by the LAAP region, followed by the United States, Canada and the EMEA region. The LAAP footwear net sales increase primarily consisted of incremental sales by our China joint venture. The net sales increase in footwear in the United States was led by our wholesale business, followed by our direct-to-consumer business.
Gross Profit:    Gross profit as a percentage of net sales increased to 45.5% in 2014 from 44.1% in 2013. Gross margin expansion was primarily due to

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
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our ongoing ERP and complementary systems implementations, general corporate needs and the expansion of our global operations. At December 31, 2015, we had total cash and cash equivalents of $369.8 million compared to $413.6 million at December 31, 2014. In addition, we had short-term investments of $0.6 million at December 31, 2015 compared to $27.3 million at December 31, 2014. At December 31, 2015, approximately 56% of our cash and short-term investments were held by our foreign subsidiaries, where a repatriation of those funds to the United States would likely result in a significant tax expense for us.  However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States.  In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.

2015 compared to 2014
Net cash provided by operating activities was $95.1 million in 2015, compared to $185.8 million in 2014. The decrease in cash provided by operating activities was primarily driven by increased inventory levels and related payments for accounts payable, increased payments for income taxes, and increased accounts receivable, partially offset by an increase in net income during 2015 compared to 2014. The increased inventory levels primarily reflect more timely production and receipt of spring 2016 product compared to spring 2015 product at the same time last year.
Net cash used in investing activities was $43.0 million in 2015, compared to $184.0 million in 2014. For 2015, net cash used in investing activities primarily consisted of $69.9 million for capital expenditures, partially offset by $26.8 million of net sales of short-term investments. For 2014, net cash used in investing activities primarily consisted of $188.5 million for the net cash purchase of prAna, $60.3 million for capital expenditures, partially offset by $64.7 million in proceeds from net sales of short-term investments.
Net cash used in financing activities was $91.2 million in 2015, compared to $14.6 million in 2014. For 2015, net cash used in financing activities primarily consisted of the repurchase of common stock at an aggregate price of $70.1 million and dividend payments of $43.5 million, partially offset by net proceeds of $12.5 million from the issuance of common stock related to our stock compensation programs. For 2014, net cash used in financing activities primarily consisted of dividend payments of $39.8 million and the repurchase of common stock at an aggregate price of $15.0 million, partially offset by net proceeds of $19.1 million from the issuance of common stock related to our stock compensation programs.
2014 compared to 2013

Net cash provided by operating activities was $185.8 million in 2014, compared to $274.3 million in 2013. The  decrease in cash provided by operating activities was primarily due to increases in inventory and accounts receivable for the year ended December 31, 2014 compared to decreases in the prior year, partially offset by an increase in net income and a larger increase in accounts payable and accrued liabilities for the year ended December 31, 2014 compared to the prior year.

Net cash used in investing activities was $184.0 million in 2014, compared to $116.1 million in 2013. For 2014, net cash used in investing activities primarily consisted of $188.5 million for the net cash purchase of prAna and $60.3 million for capital expenditures, including development of our ongoing global ERP system and investments in our direct-to-consumer businesses, partially offset by $64.7 million of net sales of short-term investments. For 2013, net cash used in investing activities primarily consisted of $69.4 million for capital expenditures and $46.8 million for net purchases of short-term investments.

Net cash used in financing activities was $14.6 million in 2014, compared to $4.7 million in 2013. For 2014, net cash used in financing activities primarily consisted of dividend payments of $39.8 million and the repurchase of common stock at an aggregate price of $15.0 million, partially offset by net proceeds of $19.1 million from the issuance of common stock related to our stock compensation programs and proceeds from a related party note from our China joint venture partner of $16.1 million. For 2013, net cash used in financing activities primarily consisted of dividend payments of $31.3 million, partially offset by net proceeds of $17.2 million from the issuance of common stock and an $8.0 million capital contribution from our China joint venture partner.
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At December 31, 2015, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined limit of approximately $84.6 million at December 31, 2015, of which $2.3 million is designated as a European customs guarantee. At December 31, 2015, there was $1.9 million outstanding under these lines of credit.
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
Contractual obligations
The following table presents our estimated significant contractual commitments (in thousands):

	Year ended December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Inventory purchase obligations (1)	$313,551	$—	$—	$—	$—	$—	$313,551
Operating lease obligations (2)	57,664	54,417	49,024	39,857	33,172	111,241	345,375
Long-term debt obligations (3)	1,070	1,067	16,085	—	—	—	18,222
Sponsorships and other (4)	2,230	2,578	2,253	1,855	175	390	9,481
Short-term borrowings	1,940	—	—	—	—	—	1,940
—————
(1)    See Inventory Purchase Obligations in Note 14 of Notes to Consolidated Financial Statements.
(2)    See Operating Leases in Note 14 of Notes to Consolidated Financial Statements.
(3) Amounts represent interest and principal obligations under our related party note with Swire. See Note 22 of Notes to Consolidated Financial Statements.
(4) Amounts represent sponsorship fees and minimum guaranteed royalty fees with professional teams, leagues, events and individual athletes. Some of these sponsorship agreements provide for additional performance incentives, royalty fees and/or product supply obligations. It is not possible to determine the performance incentive amounts we may be required to pay under these agreements because they are primarily subject to athletic achievements, and it is not possible to determine the royalty fee amounts we may be required to pay under these agreements because they are primarily based on product sales in future periods. In addition, it is not possible to determine how much we will spend on product supply obligations because contracts generally do not stipulate specific cash amounts to be spent on products. The amounts listed above are the fixed minimum amounts required to be paid under these agreements.
We have recorded long-term liabilities for net unrecognized tax benefits related to income tax uncertainties in our Consolidated Balance Sheet at December 31, 2015 of approximately $8.8 million; however, they have not been included in the table above because we are uncertain about whether or when these amounts may be settled. See Note 11 of Notes to Consolidated Financial Statements.
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
Our primary currency exchange rate risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. We focus on mitigating changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency. We manage this risk primarily by using currency forward contracts. Additionally, we use foreign currency forward contracts to hedge net balance sheet exposures related primarily to non-functional currency denominated monetary assets and liabilities consisting primarily of cash and cash equivalents, short-term investments, payables and intercompany loans for subsidiaries that use euros, Swiss francs, Canadian dollars, yen, won or Chinese renminbi as their functional currency.
The net fair value of our derivative contracts was favorable by approximately $5.4 million at December 31, 2015. A 10% unfavorable exchange rate change in the euro, franc, Canadian dollar, yen and renminbi against the U.S. dollar would have resulted in the net fair value declining by approximately $27.5 million at December 31, 2015. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.
Our negotiated credit facilities generally charge interest based on a benchmark rate such as the London Interbank Offered Rate (“LIBOR”).  Fluctuations in short-term interest rates cause interest payments on drawn amounts to increase or decrease.   At December 31, 2015, our credit facilities had an outstanding balance of $1.9 million.
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
Where title passes upon receipt by the customer, predominantly in our European wholesale business and in certain of our e-commerce operations, precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based on historical and expected delivery times by geographic location. We periodically test the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to five days. To date, we have found these estimates to be materially accurate.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Columbia Sportswear Company
Portland, Oregon
We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Sportswear Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/    DELOITTE & TOUCHE LLP
Portland, Oregon
February 25, 2016

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$369,770	$413,558
Short-term investments	629	27,267
Accounts receivable, net (Note 6)	371,953	344,390
Inventories	473,637	384,650
Deferred income taxes (Note 11)	—	57,001
Prepaid expenses and other current assets	33,400	39,175
Total current assets	1,249,389	1,266,041
Property, plant, and equipment, net (Note 7)	291,687	291,563
Intangible assets, net (Notes 3, 8)	138,584	143,731
Goodwill (Notes 3, 8)	68,594	68,594
Deferred income taxes (Note 11)	76,181	2,825
Other non-current assets	21,718	19,455
Total assets	$1,846,153	$1,792,209
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings (Note 9)	$1,940	$—
Accounts payable	217,230	214,275
Accrued liabilities (Note 10)	141,862	144,288
Income taxes payable (Note 11)	5,038	14,388
Deferred income taxes (Note 11)	—	169
Total current liabilities	366,070	373,120
Note payable to related party (Note 22)	15,030	15,728
Other long-term liabilities (Notes 12, 13)	40,172	35,435
Income taxes payable (Note 11)	8,839	9,388
Deferred income taxes (Note 11)	229	3,304
Total liabilities	430,340	436,975
Commitments and contingencies (Note 14)
Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 250,000 shares authorized; 69,277 and 69,828 issued and outstanding (Note 15)	34,776	72,700
Retained earnings	1,385,860	1,255,070
Accumulated other comprehensive income (loss) (Note 18)	(20,836)	15,833
Total Columbia Sportswear Company shareholders’ equity	1,399,800	1,343,603
Non-controlling interest (Note 5)	16,013	11,631
Total equity	1,415,813	1,355,234
Total liabilities and equity	$1,846,153	$1,792,209

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net sales	$2,326,180	$2,100,590	$1,684,996
Cost of sales	1,252,680	1,145,639	941,341
Gross profit	1,073,500	954,951	743,655
Selling, general and administrative expenses	831,971	763,063	625,656
Net licensing income	8,192	6,956	13,795
Income from operations	249,721	198,844	131,794
Interest income, net	1,531	1,004	503
Interest expense on note payable to related party (Note 22)	(1,099)	(1,053)	—
Other non-operating expense	(2,834)	(274)	(871)
Income before income tax	247,319	198,521	131,426
Income tax expense (Note 11)	(67,468)	(56,662)	(37,823)
Net income	179,851	141,859	93,603
Net income (loss) attributable to non-controlling interest	5,514	4,686	(738)
Net income attributable to Columbia Sportswear Company	$174,337	$137,173	$94,341
Earnings per share attributable to Columbia Sportswear Company (Note 17):
Basic	$2.48	$1.97	$1.37
Diluted	2.45	1.94	1.36
Weighted average shares outstanding (Note 17):
Basic	70,162	69,807	68,756
Diluted	71,064	70,681	69,434

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$179,851	$141,859	$93,603
Other comprehensive loss:
Unrealized holding gains (losses) on available-for-sale securities (net of tax expense of ($3), ($5), and ($2), respectively)	(6)	10	3
Unrealized gains (losses) on derivative transactions (net of tax (expense) benefit of ($849), ($1,507) and $9, respectively)	(2,908)	7,751	(1,261)
Foreign currency translation adjustments (net of tax benefit (expense) of ($760), $1,023 and ($191), respectively)	(34,887)	(27,789)	(9,861)
Other comprehensive loss	(37,801)	(20,028)	(11,119)
Comprehensive income	142,050	121,831	82,484
Comprehensive income (loss) attributable to non-controlling interest	4,382	4,185	(554)
Comprehensive income attributable to Columbia Sportswear Company	$137,668	$117,646	$83,038

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$179,851	$141,859	$93,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,521	54,017	40,871
Loss on disposal or impairment of property, plant, and equipment	5,098	481	9,344
Deferred income taxes	(11,709)	(6,978)	8,818
Stock-based compensation	11,672	11,120	8,878
Excess tax benefit from employee stock plans	(7,873)	(4,927)	(1,532)
Changes in operating assets and liabilities:
Accounts receivable	(40,419)	(31,478)	27,442
Inventories	(103,296)	(62,086)	34,089
Prepaid expenses and other current assets	4,411	(4,869)	5,166
Other assets	(2,524)	4,291	(4,215)
Accounts payable	11,418	41,941	31,711
Accrued liabilities	(2,017)	35,051	12,210
Income taxes payable	(10,994)	1,166	5,534
Other liabilities	4,966	6,195	2,356
Net cash provided by operating activities	95,105	185,783	274,275
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(188,467)	—
Purchases of short-term investments	(38,208)	(48,243)	(125,390)
Sales of short-term investments	64,980	112,895	78,636
Capital expenditures	(69,917)	(60,283)	(69,443)
Proceeds from sale of property, plant, and equipment	144	71	111
Net cash used in investing activities	(43,001)	(184,027)	(116,086)
Cash flows from financing activities:
Proceeds from credit facilities	53,429	52,356	69,136
Repayments on credit facilities	(51,479)	(52,205)	(69,292)
Proceeds from issuance of common stock under employee stock plans	17,442	22,277	19,537
Tax payments related to restricted stock unit issuances	(4,895)	(3,141)	(2,291)
Excess tax benefit from employee stock plans	7,873	4,927	1,532
Repurchase of common stock	(70,068)	(15,000)	—
Cash dividends paid	(43,547)	(39,836)	(31,298)
Proceeds from note payable to related party	—	16,072	—
Capital contribution from non-controlling interest	—	—	8,000
Net cash used in financing activities	(91,245)	(14,550)	(4,676)
Net effect of exchange rate changes on cash	(4,647)	(11,137)	(6,805)
Net increase (decrease) in cash and cash equivalents	(43,788)	(23,931)	146,708
Cash and cash equivalents, beginning of year	413,558	437,489	290,781
Cash and cash equivalents, end of year	$369,770	$413,558	$437,489
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$87,350	$53,958	$22,771
Cash paid during the year for interest on note payable to related party	1,115	838	—
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	4,698	7,196	5,195

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2013	68,150	$24,814	$1,094,690	$46,663	$—	$1,166,167
Net income	—	—	94,341	—	(738)	93,603
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	3	—	3
Unrealized holding losses on derivative transactions, net	—	—	—	(1,261)	—	(1,261)
Foreign currency translation adjustment, net	—	—	—	(10,045)	184	(9,861)
Cash dividends ($0.46 per share)	—	—	(31,298)	—	—	(31,298)
Issuance of common stock under employee stock plans, net	1,040	17,246	—	—	—	17,246
Capital contribution from non-controlling interest	—	—	—	—	8,000	8,000
Tax adjustment from stock plans	—	1,387	—	—	—	1,387
Stock-based compensation expense	—	8,878	—	—	—	8,878
BALANCE, DECEMBER 31, 2013	69,190	52,325	1,157,733	35,360	7,446	1,252,864
Net income	—	—	137,173	—	4,686	141,859
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	10	—	10
Unrealized holding gains on derivative transactions, net	—	—	—	7,751	—	7,751
Foreign currency translation adjustment, net	—	—	—	(27,288)	(501)	(27,789)
Cash dividends ($0.57 per share)	—	—	(39,836)	—	—	(39,836)
Issuance of common stock under employee stock plans, net	1,059	19,136	—	—	—	19,136
Tax adjustment from stock plans	—	5,119	—	—	—	5,119
Stock-based compensation expense	—	11,120	—	—	—	11,120
Repurchase of common stock	(421)	(15,000)	—	—	—	(15,000)
BALANCE, DECEMBER 31, 2014	69,828	72,700	1,255,070	15,833	11,631	1,355,234
Net income	—	—	174,337	—	5,514	179,851
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities, net	—	—	—	(6)	—	(6)
Unrealized holding losses on derivative transactions, net	—	—	—	(2,908)	—	(2,908)
Foreign currency translation adjustment, net	—	—	—	(33,755)	(1,132)	(34,887)
Cash dividends ($0.62 per share)	—	—	(43,547)	—	—	(43,547)
Issuance of common stock under employee stock plans, net	835	12,547	—	—	—	12,547
Tax adjustment from stock plans	—	7,925	—	—	—	7,925
Stock-based compensation expense	—	11,672	—	—	—	11,672
Repurchase of common stock	(1,386)	(70,068)	—	—	—	(70,068)
BALANCE, DECEMBER 31, 2015	69,277	$34,776	$1,385,860	$(20,836)	$16,013	$1,415,813

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
Estimates and assumptions:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. Some of these more significant estimates relate to revenue recognition, including sales returns and claims from customers, allowance for doubtful accounts, excess, slow-moving and close-out inventories, product warranty, long-lived and intangible assets, goodwill, income taxes and stock-based compensation.
Changes affecting comparability:
On September 26, 2014, the Company completed a two-for-one stock split paid in the form of a 100% stock dividend. All references made to share or per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early-adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Therefore, prior periods have not been adjusted to reflect this guidance. If we had retrospectively adopted this guidance, the effects on 2014 balances would have been a $57,001,000 decrease in current deferred tax assets, a $53,904,000 increase in long-term deferred tax assets, a $169,000 decrease in current deferred tax liabilities and a $2,928,000 decrease in long-term deferred tax liabilities.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and cash equivalents:
Cash and cash equivalents are stated at fair value or at cost, which approximates fair value, and include investments with original maturities of 90 days or less at the date of acquisition. At December 31, 2015, cash and cash equivalents consisted of cash, money market funds and time deposits. At December 31 2014, cash and cash equivalents consisted of cash, money market funds, time deposits, certificates of deposit, reverse repurchase agreements and municipal bonds with original maturities ranging from overnight to less than 90 days.
Investments:
At December 31, 2015, short-term investments consisted of investments held as part of the Company's deferred compensation plan. At December 31, 2014, short-term investments consisted of certificates of deposit, municipal bonds with original maturities greater than 90 days, which are considered available for current operations, and investments held as part of the Company's deferred compensation plan, which are considered available for use in current operations. Certificates of deposit and municipal bonds are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income.  Investments held as part of the Company's deferred compensation plan are classified as trading securities and are recorded at fair value with any unrealized gains and losses reported in operating income. Realized gains or losses are determined based on the specific identification method.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2015 and 2014, long-term investments included in other non-current assets consisted of mutual fund shares held to offset liabilities to participants in the Company’s deferred compensation plan. The investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported as a component of operating income.
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
Impairment of long-lived assets:
Long-lived assets are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. Impairment charges for long-lived assets are included in selling, general and administrative ("SG&A") expense and were $4,171,000, $73,000 and $8,995,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Charges during the year ended December 31, 2015 were recorded in the United States and LAAP regions for certain underperforming retail stores. Charges during the year ended December 31, 2014 were recorded in the United States region for certain underperforming retail stores. The charge during the year ended December 31, 2013 was recorded in the EMEA region for its underutilized European distribution center.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Derivatives:

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective portion of changes in fair values of outstanding cash flow hedges is recorded in other comprehensive income until earnings are affected by the hedged transaction, and any ineffective portion is included in current income. In most cases amounts recorded in other comprehensive income will be released to earnings after maturity of the related derivative. The Consolidated Statements of Operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in cost of sales when the underlying hedged transactions affect earnings. Results of hedges of revenue are recorded in net sales when the underlying hedged transactions affect earnings. Unrealized derivative gains and losses, which are recorded in assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Consolidated Statements of Cash Flows based on their respective balance sheet classifications. See Note 20 for more information on derivatives and risk management.
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
Where title passes upon receipt by the customer, predominantly in the Company’s European wholesale business and in certain of our e-commerce operations, precise information regarding the date of receipt by the customer is not readily available. In these cases, the Company estimates the date of receipt by the customer based on historical and expected delivery times by geographic location. The Company periodically tests the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to five days. To date, the Company has found these estimates to be materially accurate.
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
Shipping and handling costs:

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and handling fees billed to customers and consumers are recorded as revenue. The direct costs associated with shipping goods to customers and consumers are recorded as cost of sales. Inventory planning, receiving and handling costs are recorded as a component of SG&A expenses and were $61,338,000, $59,561,000 and $56,891,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Advertising costs:
Advertising costs are expensed in the period incurred and are included in SG&A expenses. Total advertising expense, including cooperative advertising costs, was $120,764,000, $110,109,000 and $78,095,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs are included in expenses because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated. Cooperative advertising costs were $10,008,000, $8,056,000 and $6,032,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
Recent Accounting Pronouncements:
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
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis: Topic 810. This ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this standard to have a material effect on the Company's financial position, results of operations or cash flows.
Effective December 31, 2015, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740. See Changes affecting comparability under Note 1.
NOTE 3—BUSINESS ACQUISITION
On May 30, 2014, the Company purchased 100% of the equity interest in prAna Living LLC (“prAna”) for $188,467,000, net of acquired cash of $4,946,000.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The following table summarizes the fair value of the net assets acquired and liabilities assumed as of the acquisition date of May 30, 2014, including measurement period adjustments (in thousands):

Cash	$4,946
Accounts receivable	10,021
Inventories	9,641
Other current assets	2,531
Property, plant and equipment	5,192
Acquired intangible assets	114,500
Other non-current assets	258
Total identifiable assets acquired	147,089

Accounts payable	2,803
Other current liabilities	5,029
Total liabilities assumed	7,832

Net identifiable assets acquired	139,257
Goodwill	54,156
Net assets acquired	$193,413
NOTE 4—CONCENTRATIONS
Trade Receivables
No single customer accounted for 10% or more of consolidated accounts receivable at December 31, 2015. The Company had one customer in its Canada segment that accounted for approximately 11.2% of consolidated accounts receivable at December 31, 2014. No single customer accounted for 10% or more of consolidated revenues for any of the years ended December 31, 2015, 2014, or 2013.
Derivatives
The Company uses derivative instruments to hedge the currency exchange rate risk of anticipated transactions denominated in non-functional currencies that are designated and qualify as cash flow hedges. The Company also uses derivative instruments to economically hedge the currency exchange rate risk of certain investment positions, to hedge balance sheet re-measurement risk and to hedge other anticipated transactions that do not qualify as cash flow hedges. At December 31, 2015, the Company’s derivative contracts had a remaining maturity of less than two years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $3,000,000 at December 31, 2015. All of the Company’s derivative counterparties have investment grade credit ratings. See Note 20 for further disclosures concerning derivatives.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Country and supplier concentrations
The Company’s products are produced by contract manufacturers located outside the United States, principally in Southeast Asia. Apparel is manufactured in approximately 15 countries, with Vietnam and China accounting for approximately 66% of 2015 global apparel production. Footwear is manufactured in four countries, with China and Vietnam accounting for substantially all of 2015 global footwear production. The five largest apparel factory groups accounted for approximately 29% of 2015 global apparel production, with the largest factory group accounting for 11% of 2015 global apparel production. The five largest footwear factory groups accounted for approximately 73% of 2015 global footwear production, with the largest factory group accounting for 34% of 2015 global footwear production. These companies, however, have multiple factory locations, many of which are in different countries, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on the Company.
NOTE 5—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources, Limited ("Swire") to support the development of the Company's business in China. The joint venture was in a formation and start-up phase during 2013 and began operations on January 1, 2014. In 2013, Swire made an initial capital contribution of $8,000,000 in cash, and the Company made an initial capital contribution of $12,000,000 in cash. The accounts and operations of the joint venture are included in the Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013. Swire's share of the net income (loss) of the joint venture is included in net income (loss) attributable to non-controlling interest in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013. The non-controlling equity interest in the joint venture is presented separately in the Consolidated Balance Sheets and Consolidated Statements of Equity for the years ended December 31, 2015 and 2014.
NOTE 6—ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, is as follows (in thousands):

	December 31,
	2015	2014
Trade accounts receivable	$381,881	$353,333
Allowance for doubtful accounts	(9,928)	(8,943)
Accounts receivable, net	$371,953	$344,390
NOTE 7—PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Land and improvements	$20,832	$21,049
Buildings and improvements	165,182	160,165
Machinery, software and equipment	286,055	281,132
Furniture and fixtures	75,682	72,292
Leasehold improvements	102,056	93,782
Construction in progress	5,158	8,755
	654,965	637,175
Less accumulated depreciation	(363,278)	(345,612)
	$291,687	$291,563
NOTE 8—INTANGIBLE ASSETS, NET AND GOODWILL

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets that are determined to have finite lives include patents, purchased technology and customer relationships and are amortized over their estimated useful lives, which range from approximately 3 to 10 years, and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. Goodwill and intangible assets with indefinite useful lives, including trademarks and trade names, are not amortized but are periodically evaluated for impairment. At December 31, 2015 and 2014, the Company determined that its goodwill and intangible assets were not impaired.
Intangible assets
The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	December 31,
	2015	2014
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198
Customer relationships	23,000	23,000
Gross carrying amount	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(7,992)	(6,661)
Customer relationships	(6,043)	(2,227)
Accumulated amortization	(14,035)	(8,888)
Net carrying amount	23,163	28,310
Intangible assets not subject to amortization	115,421	115,421
Intangible assets, net	$138,584	$143,731
Amortization expense for the years ended December 31, 2015, 2014, and 2013 was $5,147,000, $7,057,000 and $1,330,000, respectively. Amortization for the year ended December 31, 2014 included $3,500,000 of amortization related to acquired prAna order backlog, which was fully amortized during the year ended December 31, 2014.
Annual amortization expense is estimated to be as follows for the years 2016 through 2020 (in thousands):

2016	$5,147
2017	3,883
2018	2,980
2019	2,980
2020	2,537
NOTE 9—SHORT-TERM BORROWINGS AND CREDIT LINES
The Company has a domestic credit agreement for an unsecured, committed $125,000,000 revolving line of credit. The maturity date of this agreement is July 1, 2020. Interest, payable monthly, is based on the Company’s applicable funded debt ratio, ranging from USD LIBOR plus 87.5 to 162.5 basis points. This line of credit requires the Company to comply with certain financial covenants covering net income, funded debt ratio, fixed charge coverage ratio and borrowing basis. If the Company is in default, it is prohibited from paying dividends or repurchasing common stock. At December 31, 2015, the Company was in compliance with all associated covenants. At December 31, 2015 and 2014, no balance was outstanding under this line of credit.
The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing up to a maximum of C$30,000,000 (US$21,678,000) at December 31, 2015. The

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revolving line accrues interest at the bank’s Canadian prime rate. At December 31, 2015 a balance of $1,940,000 was outstanding under this line of credit. At December 31, 2014, no balance was outstanding under this line of credit.
The Company’s European subsidiary has available two separate unsecured and uncommitted lines of credit guaranteed by the parent company providing for borrowing up to a maximum of €25,800,000 and €5,000,000, respectively (combined US$33,456,000), at December 31, 2015, of which US$2,308,000 of the €5,000,000 line is designated as a European customs guarantee. These lines accrue interest based on the European Central Bank refinancing rate plus 50 basis points and the Euro Overnight Index Average plus 75 basis points, respectively. There was no balance outstanding under either line at December 31, 2015 or 2014.
The Company’s Japanese subsidiary has two separate unsecured and uncommitted lines of credit guaranteed by the parent company providing for borrowing up to a maximum of US$7,000,000 and ¥300,000,000, respectively (combined US$9,495,000), at December 31, 2015. These lines accrue interest at JPY LIBOR plus 100 basis points and the Bank of Tokyo Prime Rate, respectively. There was no balance outstanding under either line at December 31, 2015 or 2014.
The Company’s Korean subsidiary has available an unsecured and uncommitted line of credit agreement providing for borrowing up to a maximum of US$20,000,000. The revolving line accrues interest at the Korean three-month CD rate plus 220 basis points. There was no balance outstanding under this line at December 31, 2015 or 2014.
NOTE 10—ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued salaries, bonus, vacation and other benefits	$68,714	$74,068
Accrued import duties	14,602	10,318
Product warranties	11,487	11,148
Other	47,059	48,754
	$141,862	$144,288
A reconciliation of product warranties is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$11,148	$10,768	$10,209
Provision for warranty claims	4,560	4,675	5,644
Warranty claims	(3,708)	(3,906)	(5,054)
Other	(513)	(389)	(31)
Balance at end of year	$11,487	$11,148	$10,768
NOTE 11—INCOME TAXES
Consolidated income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S. operations	$173,966	$118,743	$88,561
Foreign operations	73,353	79,778	42,865
Income before income tax	$247,319	$198,521	$131,426

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$61,211	$42,790	$14,953
State and local	6,520	3,175	1,999
Non-U.S.	21,014	20,679	14,178
	88,745	66,644	31,130
Deferred:
Federal	(8,883)	(5,147)	11,363
State and local	(906)	(739)	(120)
Non-U.S.	(11,488)	(4,096)	(4,550)
	(21,277)	(9,982)	6,693
Income tax expense	$67,468	$56,662	$37,823
The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,
	2015	2014	2013
	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.2	1.5	1.5
Non-U.S. income taxed at different rates	(3.9)	(3.4)	(3.7)
Foreign tax credits	(1.7)	—	(0.5)
Reduction of unrecognized tax benefits	(0.8)	(3.2)	(1.9)
Research credits	(0.9)	(0.9)	(2.1)
Reduction of valuation allowance	(2.7)	—	—
Other	0.1	(0.5)	0.5
Actual provision for income taxes	27.3%	28.5%	28.8%

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred taxes consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accruals and allowances	$47,290	$44,678
Capitalized inventory costs	27,669	25,962
Stock compensation	6,585	6,488
Net operating loss carryforwards	2,971	6,660
Depreciation and amortization	14,288	1,947
Tax credits	5,805	5,496
Other	400	578
Gross deferred tax assets	105,008	91,809
Valuation allowance	(258)	(6,008)
Net deferred tax assets	104,750	85,801
Deferred tax liabilities:
Depreciation and amortization	(26,608)	(25,579)
Foreign currency loss	(1,477)	(3,055)
Other	(713)	(814)
Gross deferred tax liabilities	(28,798)	(29,448)
Total net deferred taxes	$75,952	$56,353
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company had net operating loss carryforwards at December 31, 2015 and 2014 in certain international tax jurisdictions of $12,159,000 and $51,965,000, respectively, which will begin to expire in 2026. The net operating losses result in deferred tax assets of $2,971,000 and $6,660,000 at December 31, 2015 and 2014, respectively. These deferred tax assets were subject to a valuation allowance of $5,707,000 at December 31, 2014. During 2015, the Company released the valuation allowance associated with these net operating losses as a reduction to income tax expense. At December 31, 2015, no net operating losses were subject to a valuation allowance.
The Company had undistributed earnings of foreign subsidiaries of approximately $360,295,000 at December 31, 2015 for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the United States. If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation. The amount of the unrecognized deferred tax liability associated with the undistributed earnings was approximately $75,022,000 at December 31, 2015. The unrecognized deferred tax liability approximates the excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.
The Company early-adopted ASU 2015-17, effective December 31, 2015, which requires that deferred tax assets and liabilities be classified as non-current in the Consolidated Balance Sheet. See Note 1 under Changes affecting comparability.
The Company conducts business globally, and as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Japan, South Korea, Switzerland and the United States. The Company has effectively settled Canadian tax examinations of all years through 2010, U.S., French and Japanese tax examinations of all years through 2012, and Swiss tax examinations of all years through 2013. The Korean National Tax Service concluded an audit of the Company's 2009 through 2013 corporate income tax returns in 2014, and due to the nature of the findings, the Company has invoked the Mutual Agreement Procedures outlined in the U.S.-Korean income tax treaty. The Company does not anticipate that adjustments relative to this dispute, or any other ongoing tax audits, will result in material changes to its consolidated financial position, results of operations or cash flows. Other than the dispute previously noted, the Company is not currently under examination in any major jurisdiction.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of year	$6,630	$14,639	$12,431
Increases related to prior year tax positions	365	821	252
Decreases related to prior year tax positions	(2,019)	(7,623)	(332)
Increases related to current year tax positions	6,564	2,473	4,281
Settlements	—	(3,121)	(84)
Expiration of statute of limitations	(353)	(559)	(1,909)
Balance at end of year	$11,187	$6,630	$14,639
Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months following December 31, 2015 by a range of zero to $6,083,000. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.
Unrecognized tax benefits of $9,358,000 and $5,139,000 would affect the effective tax rate if recognized at December 31, 2015 and 2014, respectively.
The Company recognizes interest expense and penalties related to income tax matters in income tax expense. The Company recognized a net reversal of accrued interest and penalties of $356,000, $65,000 and $253,000 in 2015, 2014 and 2013, respectively, all of which related to uncertain tax positions. The Company had $2,402,000 and $2,758,000 of accrued interest and penalties related to uncertain tax positions at December 31, 2015 and 2014, respectively.
NOTE 12—OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Straight-line and deferred rent liabilities	$30,313	$26,992
Asset retirement obligations	2,972	2,404
Deferred compensation plan liability (Note 13)	6,887	6,039
	$40,172	$35,435
NOTE 13—RETIREMENT SAVINGS PLANS
401(k) Profit-Sharing Plan
The Company has a 401(k) profit-sharing plan, which covers substantially all U.S. employees. Participation begins the first day of the quarter following completion of 30 days of service. The Company may elect to make discretionary matching and/or non-matching contributions. All Company contributions to the plan as determined by the Board of Directors totaled $6,981,000, $7,056,000 and $5,200,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
Deferred Compensation Plan
The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Company matching contributions to the plan totaled $180,000, $239,000 and $483,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds. Deferred compensation, including accumulated earnings

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability or termination of employment.
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
At December 31, 2015 and 2014, the long-term portion of the liability to participants under this plan was $6,887,000 and $6,039,000, respectively, and was recorded in other long-term liabilities. At December 31, 2015 and 2014, the current portion of the participant liability was $629,000 and $485,000, respectively, and was recorded in accrued liabilities. At December 31, 2015 and 2014, the fair value of the long-term portion of the mutual fund investments related to this plan was $6,887,000 and $6,039,000, respectively, and was recorded in other non-current assets. At December 31, 2015 and 2014, the current portion of the mutual fund investments related to this plan was $629,000 and $485,000, respectively, and was recorded in short-term investments.
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
Rent expense, including percentage rent but excluding operating costs for which the Company is obligated, consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Rent expense included in SG&A expense	$67,881	$62,704	$53,972
Rent expense included in cost of sales	1,689	1,631	1,592
	$69,570	$64,335	$55,564
Approximate future minimum payments, including rent escalation clauses and stores that are not yet open, on all lease obligations at December 31, 2015, are as follows (in thousands). Operating lease obligations listed below do not include percentage rent, real estate taxes, insurance, CAM, and other costs for which the Company is obligated. These operating lease commitments are not reflected on the Consolidated Balance Sheets.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2016	$57,664
2017	54,417
2018	49,024
2019	39,857
2020	33,172
Thereafter	111,241
$345,375
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders for sourced apparel, footwear, accessories and equipment, and raw material commitments not included in open production purchase orders. At December 31, 2015, inventory purchase obligations were $313,551,000.
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
NOTE 15—SHAREHOLDERS’ EQUITY
Since the inception of the Company’s stock repurchase plan in 2004 through December 31, 2015, the Company’s Board of Directors has authorized the repurchase of $700,000,000 of the Company’s common stock. As of December 31, 2015, the Company had repurchased 20,992,740 shares under this program at an aggregate purchase price of approximately $526,511,000. During the year ended December 31, 2015, the Company purchased an aggregate of $70,068,000 of common stock under the stock repurchase plan. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
NOTE 16—STOCK-BASED COMPENSATION
The Company’s stock incentive plan (the “Plan”) provides for issuance of up to 20,800,000 shares of the Company’s Common Stock, of which 3,462,454 shares were available for future grants under the Plan at December 31, 2015. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.
Stock-based compensation expense consisted of the following (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2015	2014	2013
Cost of sales	$326	$399	$347
SG&A expense	11,346	10,721	8,531
Pre-tax stock-based compensation expense	11,672	11,120	8,878
Income tax benefits	(4,044)	(3,874)	(3,102)
Total stock-based compensation expense, net of tax	$7,628	$7,246	$5,776
The Company realized a tax benefit for the deduction from stock-based award transactions of $11,872,000, $8,835,000, and $4,793,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The following table presents the weighted average assumptions for the years ended December 31:

	2015	2014	2013
Expected term	4.60 years	4.69 years	4.70 years
Expected stock price volatility	26.57%	27.62%	30.53%
Risk-free interest rate	1.20%	1.22%	0.71%
Expected dividend yield	1.26%	1.34%	1.62%
Weighted average grant date fair value	$10.36	$8.69	$6.18

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2013	3,447,978	$23.82	6.15	$13,001
Granted	708,220	27.33
Cancelled	(119,098)	26.67
Exercised	(888,836)	21.98
Options outstanding at December 31, 2013	3,148,264	25.02	6.36	45,187
Granted	512,761	39.69
Cancelled	(102,598)	28.39
Exercised	(917,642)	24.28
Options outstanding at December 31, 2014	2,640,785	28.00	6.50	43,682
Granted	500,761	48.46
Cancelled	(172,018)	34.59
Exercised	(680,658)	25.63
Options outstanding at December 31, 2015	2,288,870	$32.69	6.50	$38,209
Options vested and expected to vest at December 31, 2015	2,213,239	$32.33	6.42	$37,644
Options exercisable at December 31, 2015	1,117,565	$26.04	4.84	$25,388
The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company’s closing stock price on that day.
Total stock option compensation expense for the years ended December 31, 2015, 2014 and 2013 was $3,637,000, $3,587,000 and $3,479,000, respectively. At December 31, 2015, unrecognized costs related to stock options totaled approximately $6,096,000, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at December 31, 2015 are expected to be recognized over a weighted average period of 2.05 years. The aggregate intrinsic value of stock options exercised was $20,400,000, $16,345,000 and $7,491,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2015, 2014 and 2013 was $17,442,000, $22,277,000 and $19,537,000, respectively.
Restricted Stock Units
Service-based restricted stock units are granted at no cost to key employees and generally vest over a period of four years. Performance-based restricted stock units are granted at no cost to certain members of the Company’s senior executive team, excluding the Chairman of the Board of Directors and the Chief Executive Officer. Performance-based restricted stock units granted prior to 2010 generally vest over a performance period of between two and one-half and three years with an additional required service period of one year. Performance-based restricted stock units granted after 2009 generally vest over a performance period of between two and three years. Restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance and/or Company performance. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. For the years ended December 31, 2015, 2014 and 2013, the Company withheld 90,355, 78,265 and 83,366 shares, respectively, to satisfy $4,895,000, $3,141,000 and $2,291,000 of employees’ tax obligations, respectively.

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
The following table presents the weighted average assumptions for the years ended December 31:

	2015	2014	2013
Vesting period	3.82 years	3.83 years	3.84 years
Expected dividend yield	1.14%	1.33%	1.58%
Estimated average fair value per restricted stock unit granted	$51.07	$38.98	$26.67
The following table summarizes the restricted stock unit activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2013	641,116	$24.16
Granted	322,474	26.67
Vested	(232,714)	23.04
Forfeited	(56,382)	24.95
Restricted stock units outstanding at December 31, 2013	674,494	25.67
Granted	272,642	38.98
Vested	(220,348)	25.21
Forfeited	(68,028)	28.51
Restricted stock units outstanding at December 31, 2014	658,760	31.03
Granted	207,040	51.07
Vested	(243,765)	28.09
Forfeited	(68,746)	34.57
Restricted stock units outstanding at December 31, 2015	553,289	$38.85
Restricted stock unit compensation expense for the years ended December 31, 2015, 2014 and 2013 was $8,035,000, $7,533,000 and $5,399,000, respectively. At December 31, 2015, unrecognized costs related to restricted stock units totaled approximately $12,925,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at December 31, 2015 are expected to be recognized over a weighted average period of 1.92 years. The total grant date fair value of restricted stock units vested during the year ended December 31, 2015, 2014 and 2013 was $6,848,000, $5,554,000 and $5,362,000, respectively.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Weighted average common shares outstanding, used in computing basic earnings per share	70,162	69,807	68,756
Effect of dilutive stock options and restricted stock units	902	874	678
Weighted-average common shares outstanding, used in computing diluted earnings per share	71,064	70,681	69,434
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$2.48	$1.97	$1.37
Diluted	2.45	1.94	1.36
Stock options and service-based restricted stock units representing 154,170, 409,250 and 721,590 shares of common stock for the years ended December 31, 2015, 2014 and 2013, respectively, were outstanding but were excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 122,858, 120,363 and 21,858 shares for the years ended December 31, 2015, 2014 and 2013, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.
NOTE 18—ACCUMULATED OTHER COMPREHENSIVE INCOME
Accumulated other comprehensive income, net of applicable taxes, reported on the Company’s Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on derivative transactions and foreign currency translation adjustments. The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of related tax effects, for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Unrealized gains (losses) on available for sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at January 1, 2013	$(9)	$2,505	$44,167	$46,663
Other comprehensive income (loss) before reclassifications	3	2,779	(10,045)	(7,263)
Amounts reclassified from other comprehensive income	—	(4,040)	—	(4,040)
Net other comprehensive income (loss) during the period	3	(1,261)	(10,045)	(11,303)
Balance at December 31, 2013	(6)	1,244	34,122	35,360
Other comprehensive income (loss) before reclassifications	10	9,462	(27,288)	(17,816)
Amounts reclassified from other comprehensive income	—	(1,711)	—	(1,711)
Net other comprehensive income (loss) during the period	10	7,751	(27,288)	(19,527)
Balance at December 31, 2014	4	8,995	6,834	15,833
Other comprehensive income (loss) before reclassifications	(6)	9,791	(33,755)	(23,970)
Amounts reclassified from other comprehensive income	—	(12,699)	—	(12,699)
Net other comprehensive income (loss) during the period	(6)	(2,908)	(33,755)	(36,669)
Balance at December 31, 2015	$(2)	$6,087	$(26,921)	$(20,836)
All reclassification adjustments related to derivative transactions are recorded in cost of sales on the Consolidated Statements of Operations. See Note 20 for further information regarding derivative instrument reclassification adjustments.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19—SEGMENT INFORMATION
The Company has aggregated its operating segments into four reportable geographic segments: (1) the United States, (2) Latin America and Asia Pacific (“LAAP”), (3) Europe, Middle East and Africa (“EMEA”), and (4) Canada, which are reflective of the Company’s internal organization, management, and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of outdoor and active lifestyle apparel, footwear, accessories and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information systems, finance, human resources and legal, executive compensation, unallocated benefit program expense and other miscellaneous costs.
In 2014, the Company reclassified its segment reporting to reflect changes in its internal management and oversight structure. Certain marketing, product creation and administrative costs incurred by the Company’s corporate offices, previously included in the United States segment, have been allocated to other geographic regions based on relevant operational metrics. Other such costs not directly or indirectly allocable to regional segments are now shown below as unallocated corporate expenses. 2013 amounts have been adjusted to match 2015 and 2014 presentation.
The geographic distribution of the Company’s net sales, income (loss) from operations, interest income (expense), income tax (expense) benefit, and depreciation and amortization expense are summarized in the following tables (in thousands) for the years ended December 31, 2015, 2014 and 2013 and for accounts receivable, net and inventories at December 31, 2015 and 2014.

	2015	2014	2013
Net sales to unrelated entities:
United States	$1,455,283	$1,198,405	$971,321
LAAP	469,140	491,648	354,345
EMEA	233,226	259,163	240,702
Canada	168,531	151,374	118,628
	$2,326,180	$2,100,590	$1,684,996

Segment income (loss) from operations:
United States	$309,162	$229,784	$168,395
LAAP	65,846	66,810	55,147
EMEA	8,664	12,667	(3,554)
Canada	23,772	22,784	13,818
Total segment income from operations	407,444	332,045	233,806
Unallocated corporate expenses	(157,723)	(133,201)	(102,012)
Interest income, net	1,531	1,004	503
Interest expense on note payable to related party	(1,099)	(1,053)	—
Other non-operating expense	(2,834)	(274)	(871)
Income before income tax	$247,319	$198,521	$131,426

Interest income (expense), net:
United States	$4,765	$4,804	$4,501
LAAP	(555)	(138)	(162)
EMEA	152	(661)	(556)
Canada	(2,831)	(3,001)	(3,280)
	$1,531	$1,004	$503

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax (expense) benefit:
United States	$(58,487)	$(40,431)	$(28,629)
LAAP	(10,058)	(14,062)	(11,135)
EMEA	5,305	678	2,959
Canada	(4,228)	(2,847)	(1,018)
	$(67,468)	$(56,662)	$(37,823)

Depreciation and amortization expense:
United States	$25,490	$25,736	$17,413
LAAP	5,437	4,750	4,203
EMEA	2,419	2,550	4,129
Canada	3,020	3,463	2,915
Unallocated corporate expense	20,155	17,518	12,211
	$56,521	$54,017	$40,871

Accounts receivable, net:
United States	$177,893	$144,841
LAAP	92,155	93,006
EMEA	41,294	43,527
Canada	60,611	63,016
	$371,953	$344,390

Inventories:
United States	$298,591	$219,043
LAAP	98,986	103,351
EMEA	42,499	37,803
Canada	33,561	24,453
	$473,637	$384,650

Property, plant and equipment, net:
United States	$222,164	$214,565
Canada	29,294	36,415
All other countries	40,229	40,583
	$291,687	$291,563

Net sales by product category:
Apparel, accessories and equipment	$1,821,182	$1,676,192	$1,374,598
Footwear	504,998	424,398	310,398
	$2,326,180	$2,100,590	$1,684,996

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. The Company's prAna subsidiary uses U.S. dollars as its functional currency and is exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward and option contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points is excluded from the determination of hedge effectiveness and included in current cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales. For option contracts, the change in fair value attributable to changes in time value is excluded from the assessment of hedge effectiveness and included in current period cost of sales. Hedge ineffectiveness was not material during the years ended December 31, 2015, 2014 and 2013.
The Company also uses currency forward contracts not formally designated as hedges to manage the consolidated currency exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities by subsidiaries that use euros, Swiss francs, Canadian dollars, yen, won or Chinese renminbi as their functional currency.  Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, payables and intercompany loans. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in other non-operating income (expense), net by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	December 31,
	2015	2014
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$161,000	$103,000
Derivative instruments not designated as hedges:
Currency forward contracts	113,195	128,000
At December 31, 2015, approximately $6,759,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to income before tax during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the euro, Canadian dollar, yen, and won when outstanding derivative contracts mature.
At December 31, 2015, the Company’s derivative contracts had remaining maturities of less than two years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $3,000,000 at December 31, 2015. All of the Company’s derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

		December 31,
	Balance Sheet Classification	2015	2014
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$5,394	$9,993
Currency forward contracts	Other non-current assets	566	—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	224	—
Derivative instruments not designated as hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	1,328	2,754
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,693	924
The following table presents the effect and classification of derivative instruments for the years ended December 31, 2015, 2014 and 2013 (in thousands):

		For the Year Ended December 31,
	Statement Of Operations Classification	2015	2014	2013
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income, net of tax	—	$9,791	$9,462	$2,779
Gain reclassified from accumulated other comprehensive income to income for the effective portion	Cost of sales	15,446	2,727	5,721
Gain (loss) reclassified from accumulated other comprehensive income to income for the effective portion	Net sales	385	(27)	—
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	(209)	(353)	(71)
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	(30)	—	—
Derivative instruments not designated as hedges:
Gain recognized in income	Other non-operating expense	2,838	7,111	8,824
NOTE 21—FAIR VALUE MEASURES
Certain assets and liabilities are reported at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Level 3	– unobservable inputs for which there is little or no market data available, that require the reporting entity to develop its own assumptions.
Assets measured at fair value on a recurring basis as of December 31, 2015 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$114,247	$—	$—	$114,247
Time deposits	63,327	—	—	63,327
Other short-term investments
Mutual fund shares	629	—	—	629
Other current assets
Derivative financial instruments (Note 20)	—	6,722	—	6,722
Non-current assets
Derivative financial instruments (Note 20)	—	566	—	566
Mutual fund shares	6,887	—	—	6,887
Total assets measured at fair value	$185,090	$7,288	$—	$192,378
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 20)	$—	$1,917	$—	$1,917
Total liabilities measured at fair value	$—	$1,917	$—	$1,917

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$94,112	$—	$—	$94,112
Time deposits	45,187	—	—	45,187
Certificates of deposit	—	1,470	—	1,470
Reverse repurchase agreements	—	40,000	—	40,000
U.S. Government-backed municipal bonds	—	5,812	—	5,812
Available-for-sale short-term investments
Short-term municipal bond fund	—	3,184	—	3,184
U.S. Government-backed municipal bonds	—	23,598	—	23,598
Other short-term investments
Mutual fund shares	485	—	—	485
Other current assets
Derivative financial instruments (Note 20)	—	12,747	—	12,747
Non-current assets
Mutual fund shares	6,039	—	—	6,039
Total assets measured at fair value	$145,823	$86,811	$—	$232,634
Liabilities:
Accrued liabilities
Derivative financial instruments (Note 20)	$—	$924	$—	$924
Total liabilities measured at fair value	$—	$924	$—	$924
Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
There were no material assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2015 or 2014.
NOTE 22—RELATED PARTY TRANSACTIONS
On January 1, 2014, the Company commenced operations of a majority-owned joint venture in mainland China. Upon commencement, the joint venture entered into Transition Services Agreements ("TSAs") with Swire, the non-controlling shareholder in the joint venture, under which Swire renders administrative and information technology services and operates certain retail stores on behalf of the joint venture. The joint venture incurred service fees, valued under the TSAs at Swire's cost of $5,974,000 and $8,638,000 for the years ended December 31, 2015 and 2014, respectively. These fees are included in SG&A expenses on the Consolidated Statement of Operations. In addition, the joint venture pays Swire sourcing fees related to the purchase of certain inventory. These sourcing fees are capitalized into inventories and charged to cost of sales as the inventories are sold. For the years ended December 31, 2015 and 2014, the joint venture incurred sourcing fees of $396,000 and $388,000, respectively.
In 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as note payable to related party on the Consolidated Balance Sheets as of December 31, 2015 and 2014. The note with Swire, in the principal amount of 97,600,000 RMB (US$15,030,000 at December 31, 2015), matures on December 31, 2018 and bears interest at a fixed annual rate of 7%. Interest expense related to this note was $1,099,000 and $1,053,000 for the years ended December 31, 2015 and 2014, respectively.
As of December 31, 2015 and 2014, payables to Swire for service fees and interest expense totaled $1,472,000 and $3,651,000, respectively, and were included in accounts payable on the Consolidated Balance Sheets.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's normal third-party distributor terms and pricing.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)
The following table summarizes the Company’s quarterly financial data for the past two years ended December 31, 2015 (in thousands, except per share amounts):

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$478,982	$380,234	$767,550	$699,414
Gross profit	228,774	171,318	356,460	316,948
Net income (loss) attributable to Columbia Sportswear Company	26,471	(6,545)	91,061	63,350
Earnings (loss) per share attributable to Columbia Sportswear Company
Basic	$0.38	$(0.09)	$1.29	$0.91
Diluted	0.37	(0.09)	1.28	0.90

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$424,084	$324,246	$675,296	$676,964
Gross profit	197,086	144,025	306,781	307,059
Net income (loss) attributable to Columbia Sportswear Company	22,255	(6,329)	65,644	55,603
Earnings (loss) per share attributable to Columbia Sportswear Company
Basic	$0.32	$(0.09)	$0.94	$0.80
Diluted	0.32	(0.09)	0.93	0.79

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
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
There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Columbia Sportswear Company
Portland, Oregon

We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company, and our report dated February 25, 2016, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP
Portland, Oregon
February 25, 2016

Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The sections of our 2016 Proxy Statement entitled “Election of Directors,” “Corporate Governance - Code of Business Conduct and Ethics,” “Corporate Governance - Board Committees,” “Corporate Governance - Director Nomination Policy,” and “Section 16(a) Beneficial Ownership Reporting Compliance” are incorporated herein by reference.
See Item 4A of this Annual Report on Form 10-K for information regarding our executive officers.
Item 11.    EXECUTIVE COMPENSATION
The sections of our 2016 Proxy Statement entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” are incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The section of our 2016 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.
The following table provides information about compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance to employees or non-employees (such as directors and consultants), at December 31, 2015:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and right (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1997 Stock Incentive Plan	2,842,159	$32.69	3,462,454
1999 Employee Stock Purchase Plan (3)	—	—	948,888
Equity compensation plans not approved by security holders	—	—	—
Total	2,842,159	$32.69	4,411,342

(1)	The number of outstanding shares to be issued under the 1997 Stock Incentive Plan includes stock options and restricted stock units.

(2)	The weighted-average exercise price excludes 553,289 shares issuable upon the vesting of outstanding restricted stock units, which have no exercise price.

(3)	The 1999 Employee Stock Purchase Plan was suspended indefinitely effective July 1, 2005.
Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The sections of our 2016 Proxy Statement entitled “Corporate Governance - Certain Relationships and Related Transactions,” “Corporate Governance - Related Transactions Approval Process,” and “Corporate Governance - Independence” are incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The sections of our 2016 Proxy Statement entitled “Ratification of Selection of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” and “Pre-Approval Policy” are incorporated herein by reference.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)(1) and (a)(2) Financial Statements. The Financial Statements of Columbia and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 45 to 74 of this Annual Report.
(b) See Exhibit Index beginning on page 83 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
Year Ended December 31, 2015:
Allowance for doubtful accounts	$8,943	$2,788	$(1,239)	$(564)	$9,928
Allowance for sales returns and miscellaneous claims	27,379	54,017	(40,022)	(864)	40,510
Year Ended December 31, 2014:
Allowance for doubtful accounts	$8,282	$2,299	$(1,344)	$(294)	$8,943
Allowance for sales returns and miscellaneous claims	25,125	47,187	(43,322)	(1,611)	27,379
Year Ended December 31, 2013:
Allowance for doubtful accounts	$7,377	$2,609	$(1,687)	$(17)	$8,282
Allowance for sales returns and miscellaneous claims	32,547	42,327	(48,473)	(1,276)	25,125
—————

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.

(b)	Amounts included in this column primarily relate to foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
By:	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Executive Vice President of Finance and Chief Financial Officer
Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signatures	Title
/s/	TIMOTHY P. BOYLE	Chief Executive Officer and Director (Principal Executive Officer)
Timothy P. Boyle
/s/	THOMAS B. CUSICK	Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
Thomas B. Cusick
/s/	GERTRUDE BOYLE	Chairman of the Board of Directors
Gertrude Boyle
/s/	SARAH A. BANY	Director
Sarah A. Bany
/s/	EDWARD S. GEORGE	Director
Edward S. George
/s/	MURREY R. ALBERS	Director
Murrey R. Albers
/s/	JOHN W. STANTON	Director
John W. Stanton
/s/	WALTER T. KLENZ	Director
Walter T. Klenz
/s/	STEPHEN E. BABSON	Director
Stephen E. Babson
/s/	ANDY D. BRYANT	Director
Andy D. Bryant
/s/	RONALD E. NELSON	Director
Ronald E. Nelson
/s/	MALIA H. WASSON	Director
Malia H. Wasson

Date: February 25, 2016

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
3.4
Amendment to 2000 Restated Bylaws of Columbia Sportswear Company, as amended, effective October 24, 2014 (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on October 30, 2014) (File No. 0-23939)

3.5
Amendment to 2000 Restated Bylaws of Columbia Sportswear Company, as amended, effective March 19, 2015 (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on March 23, 2015) File No. 000-23939)

3.6
Amendment to 2000 Restated Bylaws of Columbia Sportswear Company, as amended, effective July 24, 2015 (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on July 29, 2015) File No. 000-23939)

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

+	10.1(c)	Employment agreement between Columbia Sportswear International Sàrl ("Employer") and Franco Fogliato ("Employee")

Exhibit No.		Exhibit Name
+	10.2
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

Exhibit No.		Exhibit Name
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
Fifth amendment to Credit Agreement dated September 26, 2014 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on September 30, 2014) (File No. 0-23939)

10.5(f)
Sixth amendment to Credit Agreement dated August 31, 2015 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on September 2, 2015) (File No. 0-23939)

10.5(g)
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