Form 10-Q
period 2016-03-31
COLUMBIA SPORTSWEAR CO
filed 2016-05-05
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on April 22, 2016 was 69,670,089.

COLUMBIA SPORTSWEAR COMPANY
MARCH 31, 2016

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2016	December 31, 2015	March 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$430,000	$369,770	$401,604
Short-term investments	21,227	629	52,938
Accounts receivable, net of allowance of $9,254, $9,928 and $7,679, respectively	268,871	371,953	251,702
Inventories	412,228	473,637	363,656
Deferred income taxes	—	—	54,708
Prepaid expenses and other current assets	30,116	33,400	47,502
Total current assets	1,162,442	1,249,389	1,172,110
Property, plant and equipment, at cost, net of accumulated depreciation of $378,273, $363,278 and $344,266, respectively	289,663	291,687	283,091
Intangible assets, net (Note 4)	137,298	138,584	142,444
Goodwill	68,594	68,594	68,594
Deferred income taxes	78,090	76,181	2,717
Other non-current assets	24,675	21,718	20,117
Total assets	$1,760,762	$1,846,153	$1,689,073
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$—	$1,940	$—
Accounts payable	113,013	217,230	144,488
Accrued liabilities (Note 5)	121,066	141,862	97,948
Income taxes payable	4,911	5,038	6,889
Deferred income taxes	—	—	121
Total current liabilities	238,990	366,070	249,446
Note payable to related party (Note 13)	15,123	15,030	15,743
Other long-term liabilities	41,986	40,172	36,118
Income taxes payable	10,517	8,839	9,872
Deferred income taxes	231	229	3,459
Total liabilities	306,847	430,340	314,638
Commitments and contingencies (Note 11)
Columbia Sportswear Company Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 69,665, 69,277, and 70,395 issued and outstanding, respectively (Note 8)	40,510	34,776	87,567
Retained earnings	1,405,789	1,385,860	1,270,984
Accumulated other comprehensive income (loss) (Note 7)	(11,014)	(20,836)	2,778
Total Columbia Sportswear Company shareholders’ equity	1,435,285	1,399,800	1,361,329
Non-controlling interest (Note 3)	18,630	16,013	13,106
Total equity	1,453,915	1,415,813	1,374,435
Total liabilities and equity	$1,760,762	$1,846,153	$1,689,073
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$525,136	$478,982
Cost of sales	277,759	250,208
Gross profit	247,377	228,774
Selling, general and administrative expenses	205,025	186,502
Net licensing income	1,913	1,850
Income from operations	44,265	44,122
Interest income, net	491	377
Interest expense on note payable to related party (Note 13)	(264)	(274)
Other non-operating expense	(375)	(2,196)
Income before income tax	44,117	42,029
Income tax expense	(9,923)	(14,110)
Net income	34,194	27,919
Net income attributable to non-controlling interest	2,424	1,448
Net income attributable to Columbia Sportswear Company	$31,770	$26,471
Earnings per share attributable to Columbia Sportswear Company (Note 8):
Basic	$0.46	$0.38
Diluted	0.45	0.37
Cash dividends per share	$0.17	$0.15
Weighted average shares outstanding (Note 8):
Basic	69,441	70,080
Diluted	70,455	71,010
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$34,194	$27,919
Other comprehensive gain (loss):
Unrealized holding losses on available-for-sale securities (net of tax benefit of $1 and $2, respectively)	(2)	(3)
Unrealized gains (losses) on derivative transactions (net of tax benefit (expense) of $2,781 and ($715), respectively)	(8,504)	3,730
Foreign currency translation adjustments (net of tax benefit (expense) of ($383) and $829, respectively)	18,521	(16,755)
Other comprehensive gain (loss)	10,015	(13,028)
Comprehensive income	44,209	14,891
Comprehensive income attributable to non-controlling interest	2,617	1,475
Comprehensive income attributable to Columbia Sportswear Company	$41,592	$13,416
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$34,194	$27,919
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,682	13,936
Loss on disposal of property, plant, and equipment	159	395
Deferred income taxes	1,323	7,319
Stock-based compensation	3,073	2,946
Excess tax benefit from employee stock plans	—	(5,213)
Changes in operating assets and liabilities:
Accounts receivable	108,668	85,527
Inventories	68,511	14,680
Prepaid expenses and other current assets	3,642	(8,929)
Other assets	(2,426)	(807)
Accounts payable	(104,419)	(62,251)
Accrued liabilities	(33,476)	(38,933)
Income taxes payable	1,453	(8,675)
Other liabilities	1,612	793
Net cash provided by operating activities	96,996	28,707
Cash flows from investing activities:
Purchases of short-term investments	(20,781)	(27,556)
Sales of short-term investments	—	1,760
Capital expenditures	(10,048)	(15,467)
Proceeds from sale of property, plant, and equipment	24	69
Net cash used in investing activities	(30,805)	(41,194)
Cash flows from financing activities:
Proceeds from credit facilities	2,691	60
Repayments on credit facilities	(4,631)	(60)
Proceeds from issuance of common stock under employee stock plans	7,417	11,101
Tax payments related to restricted stock unit issuances	(4,756)	(4,440)
Excess tax benefit from employee stock plans	—	5,213
Cash dividends paid	(11,841)	(10,557)
Net cash provided by (used in) financing activities	(11,120)	1,317
Net effect of exchange rate changes on cash	5,159	(784)
Net increase (decrease) in cash and cash equivalents	60,230	(11,954)
Cash and cash equivalents, beginning of period	369,770	413,558
Cash and cash equivalents, end of period	$430,000	$401,604
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$8,381	$15,672
Cash paid during the period for interest on note payable to related party	267	281
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$2,582	$2,742
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the “Company”) and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of March 31, 2016 and 2015, and the results of operations and cash flows for the three months ended March 31, 2016 and 2015. The December 31, 2015 financial information was derived from the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Changes affecting comparability
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early-adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Therefore, prior periods have not been adjusted to reflect this guidance. If the Company had retrospectively adopted this guidance, the effects on March 31, 2015 balances would have been a $54,708,000 decrease in current deferred tax assets, a $54,720,000 increase in long-term deferred tax assets, a $121,000 decrease in current deferred tax liabilities and a $109,000 increase in long-term deferred tax liabilities.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting: Topic 718, which simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. The Company elected to early-adopt ASU 2016-09 with an effective date of January 1, 2016. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of $4,074,000 in income tax expense, rather than in paid-in capital, for the three months ended March 31, 2016.
In addition, under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. The Company has elected to apply the cash flow classification guidance of ASU 2016-09 prospectively, resulting in an increase to operating cash flow of $4,083,000 for the three months ended March 31, 2016, and the prior year period has not been adjusted.

The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.
ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding of 258,000 shares for the three months ended March 31, 2016.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, except as described in Note 1 under Changes affecting comparability.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The FASB continues to clarify this guidance and most recently issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which has the same effective date as ASU 2014-09.  The new standard will become effective beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact ASU 2016-08 and ASU 2014-09 will have on the Company's financial position, results of operations and cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases: Topic 842, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The new standard will become effective beginning with the first quarter of 2018 using a modified retrospective approach and early adoption is permitted. The Company expects that this standard will have a material impact on our consolidated balance sheet and is currently evaluating the impact.
Effective December 31, 2015, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740. See Changes affecting comparability under Note 1.
Effective January 1, 2016, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting: Topic 718. See Changes affecting comparability under Note 1.
NOTE 3—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources, Limited (“Swire”) to support the development and operation of the Company's business in China. The joint venture began operations on January 1, 2014. The accounts of the joint venture are included in the Condensed Consolidated Balance Sheets as of March 31, 2016 and 2015, and December 31, 2015. Swire's share of net income from the joint venture is included in net income attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015. The 40% non-controlling equity interest in this entity is included in total equity as non-controlling interest in the Condensed Consolidated Balance Sheets as of March 31, 2016 and 2015, and December 31, 2015.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the three months ended March 31, 2016 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2015	$1,399,800	$16,013	$1,415,813
Net income	31,770	2,424	34,194
Other comprehensive income (loss), net of tax:
Unrealized holding losses on available-for-sale securities	(2)	—	(2)
Derivative holding losses	(8,504)	—	(8,504)
Foreign currency translation adjustments	18,328	193	18,521
Cash dividends ($0.17 per share)	(11,841)	—	(11,841)
Issuance of common stock under employee stock plans, net	2,661	—	2,661
Stock-based compensation expense	3,073	—	3,073
Balance at March 31, 2016	$1,435,285	$18,630	$1,453,915
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the three months ended March 31, 2015 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2014	$1,343,603	$11,631	$1,355,234
Net income	26,471	1,448	27,919
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities	(3)	—	(3)
Derivative holding gains	3,730	—	3,730
Foreign currency translation adjustments	(16,782)	27	(16,755)
Cash dividends ($0.15 per share)	(10,557)	—	(10,557)
Issuance of common stock under employee stock plans, net	6,661	—	6,661
Tax adjustment from stock plans	5,260	—	5,260
Stock-based compensation expense	2,946	—	2,946
Balance at March 31, 2015	$1,361,329	$13,106	$1,374,435
NOTE 4—INTANGIBLE ASSETS, NET
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Intangible assets
The following table summarizes the Company’s identifiable intangible assets balance (in thousands):

	March 31, 2016	December 31, 2015	March 31, 2015
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(8,324)	(7,992)	(6,994)
Customer relationships	(6,997)	(6,043)	(3,181)
Total accumulated amortization	(15,321)	(14,035)	(10,175)
Net carrying amount	21,877	23,163	27,023
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$137,298	$138,584	$142,444
Amortization expense for intangible assets subject to amortization was $1,286,000 and $1,287,000 for the three months ended March 31, 2016 and 2015, respectively.
Annual amortization expense is estimated to be as follows for the years 2016-2020 (in thousands):

2016	$5,147
2017	3,883
2018	2,980
2019	2,980
2020	2,537
NOTE 5—PRODUCT WARRANTY
Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. The warranty reserve is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$11,487	$11,148
Provision for warranty claims	1,543	1,465
Warranty claims	(1,527)	(1,386)
Other	230	(354)
Balance at end of period	$11,733	$10,873

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 6—STOCK-BASED COMPENSATION
The Company’s Stock Incentive Plan (the “Plan”) allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based or cash-based awards. The majority of all stock options and restricted stock unit grants outstanding under the Plan were granted in the first quarter of each fiscal year. Stock compensation is recognized based on an estimated number of awards that are expected to vest.
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock options	$972	$916
Restricted stock units	2,101	2,030
Total	$3,073	$2,946
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
The following table presents the weighted average assumptions for stock options granted in the periods:

	Three Months Ended March 31,
	2016	2015
Expected option term	4.36 years	4.40 years
Expected stock price volatility	29.70%	26.32%
Risk-free interest rate	1.14%	1.14%
Expected annual dividend yield	1.20%	1.28%
Weighted average grant date fair value	$13.03	$9.78
During the three months ended March 31, 2016 and 2015, the Company granted a total of 389,186 and 462,391 stock options, respectively. At March 31, 2016, unrecognized costs related to outstanding stock options totaled approximately $9,478,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at March 31, 2016 are expected to be recognized over a weighted average period of 2.75 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, expected annual dividend yield and closing price of the Company’s common stock on the date of grant.
 The following table presents the weighted average assumptions for restricted stock units granted in the periods:

	Three Months Ended March 31,
	2016	2015
Vesting period	3.90 years	3.91 years
Expected annual dividend yield	1.16%	1.14%
Estimated average grant date fair value per restricted stock unit	$56.02	$50.64
During the three months ended March 31, 2016 and 2015, the Company granted 175,938 and 180,789 restricted stock units, respectively. At March 31, 2016, unrecognized costs related to outstanding restricted stock units totaled approximately $19,495,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at March 31, 2016 are expected to be recognized over a weighted average period of 2.58 years.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 7—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the three months ended March 31, 2016 (in thousands):

	Unrealized losses on available-for-sale securities	Unrealized holding losses on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2015	$(2)	$6,087	$(26,921)	$(20,836)
Other comprehensive income (loss) before reclassifications	(2)	(7,138)	18,328	11,188
Amounts reclassified from other comprehensive income	—	(1,366)	—	(1,366)
Net other comprehensive income (loss) during the period	(2)	(8,504)	18,328	9,822
Balance at March 31, 2016	$(4)	$(2,417)	$(8,593)	$(11,014)
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
NOTE 8—EARNINGS PER SHARE
Earnings per share (“EPS”) is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.
The Company early-adopted ASU 2016-09 on a prospective basis, effective January 1, 2016, which resulted in an additional 258,000 diluted weighted average shares for the three months ended March 31, 2016. See Note 2 under Recent Accounting Pronouncements for further discussion.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Weighted average shares of common stock outstanding, used in computing basic earnings per share	69,441	70,080
Effect of dilutive stock options and restricted stock units	1,014	930
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,455	71,010
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$0.46	$0.38
Diluted	0.45	0.37

Stock options and service-based restricted stock units representing 425,248 and 283,893 shares of common stock for the three months ended March 31, 2016 and 2015, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 98,648 and 119,110 shares of common stock for the three months ended March 31, 2016 and 2015, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

Common stock repurchase plan
Since the inception of the Company’s stock repurchase plan in 2004 through March 31, 2016, the Company’s Board of Directors has authorized the repurchase of $700,000,000 of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of March 31, 2016, the Company had repurchased 20,992,740 shares under this program at an aggregate purchase price of approximately $526,511,000. During the three months ended March 31, 2016 and 2015, the Company did not repurchase any shares of the Company's common stock.
NOTE 9—SEGMENT INFORMATION
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The geographic distribution of the Company’s net sales and income from operations are summarized in the following table (in thousands) for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Net sales to unrelated entities:
United States	$336,245	$283,760
LAAP	101,801	113,062
EMEA	51,329	47,825
Canada	35,761	34,335
	$525,136	$478,982
Segment income from operations:
United States	$66,292	$52,816
LAAP	14,167	15,352
EMEA	1,259	1,365
Canada	3,859	6,300
Total segment income from operations	85,577	75,833
Unallocated corporate expenses	(41,312)	(31,711)
Interest income, net	491	377
Interest expense on note payable to related party	(264)	(274)
Other non-operating expense	(375)	(2,196)
Income before income taxes	$44,117	$42,029
NOTE 10—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. The Company's prAna subsidiary uses U.S. dollars as its functional currency and is exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward and option contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points is excluded from the determination of hedge effectiveness and included in current period cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales. For option contracts, the change in fair value attributable to changes in time value are excluded from the assessment of hedge effectiveness and included in current period cost of sales. Hedge ineffectiveness was not material during the three months ended March 31, 2016 and 2015.

The Company also uses currency forward contracts not formally designated as hedges to manage the consolidated currency exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities by subsidiaries that use euros, Swiss francs, Canadian dollars, yen, won or Chinese renminbi as their functional currency. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, receivables, payables and intercompany loans. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in other non-operating expense, net by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	March 31, 2016	December 31, 2015	March 31, 2015
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$228,500	$161,000	$106,500
Currency option contracts	—	—	7,000
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	60,785	113,195	75,000
At March 31, 2016, approximately $1,964,000 of deferred net losses on both designated and dedesignated cash flow hedges accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, Japanese yen and Korean won when outstanding derivative contracts mature.
At March 31, 2016, the Company’s derivative contracts had a remaining maturity of less than two years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $1,000,000 at March 31, 2016. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	March 31, 2016	December 31, 2015	March 31, 2015
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$409	$5,394	$14,475
Currency option contracts	Prepaid expenses and other current assets	—	—	132
Currency forward contracts	Other non-current assets	63	566	—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	3,524	224	—
Currency forward contracts	Other long-term liabilities	922	—	—
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	7	1,328	1,180
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	727	1,693	123

The following table presents the statement of operations effect and classification of derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Statement of Operations Classification	Three Months Ended March 31,
		2016	2015
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income or loss	—	$(7,138)	$5,582
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Net sales	161	—
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	1,434	2,257
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	4	(15)
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	422	(122)
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating expense	(1,554)	2,936
NOTE 11—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories and equipment. At March 31, 2016, inventory purchase obligations were $609,215,000.
Litigation
The Company is a party to various legal claims, actions and complaints from time to time. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
NOTE 12—FAIR VALUE MEASURES
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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 are as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$147,379	$—	$—	$147,379
Time deposits	84,580	—	—	84,580
Reverse repurchase agreements	—	30,000	—	30,000
U.S. Government-backed municipal bonds	—	3,999	—	3,999
Available-for-sale short-term investments (1):
U.S. Government-backed municipal bonds	—	20,778	—	20,778
Other short-term investments:
Mutual fund shares	449	—	—	449
Other current assets:
Derivative financial instruments (Note 10)	—	416	—	416
Other non-current assets:
Derivative financial instruments (Note 10)	—	63	—	63
Mutual fund shares	7,544	—	—	7,544
Total assets measured at fair value	$239,952	$55,256	$—	$295,208
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 10)	$—	$4,251	$—	$4,251
Other long-term liabilities:
Derivative financial instruments (Note 10)	—	922	—	922
Total liabilities measured at fair value	$—	$5,173	$—	$5,173
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$114,247	$—	$—	$114,247
Time deposits	63,327	—	—	63,327
Other short-term investments:
Mutual fund shares	629	—	—	629
Other current assets:
Derivative financial instruments (Note 10)	—	6,722	—	6,722
Other non-current assets:
Derivative financial instruments (Note 10)	—	566	—	566
Mutual fund shares	6,887	—	—	6,887
Total assets measured at fair value	$185,090	$7,288	$—	$192,378
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 10)	$—	$1,917	$—	$1,917
Total liabilities measured at fair value	$—	$1,917	$—	$1,917

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$101,241	$—	$—	$101,241
Time deposits	45,221	—	—	45,221
Certificates of deposit	—	2,205	—	2,205
Reverse repurchase agreements	—	50,000	—	50,000
U.S. Government-backed municipal bonds	—	480	—	480
Available-for-sale short-term investments (1):
Certificates of deposit	—	13,453	—	13,453
U.S. Government-backed municipal bonds	—	39,119	—	39,119
Other short-term investments:
Mutual funds shares	366	—	—	366
Other current assets:
Derivative financial instruments (Note 10)	—	15,787	—	15,787
Other non-current assets:
Mutual fund shares	7,016	—	—	7,016
Total assets measured at fair value	$153,844	$121,044	$—	$274,888
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 10)	$—	$123	$—	$123
Total liabilities measured at fair value	$—	$123	$—	$123

(1)	Investments have remaining maturities of less than one year.

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, which are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
Non-recurring fair value measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2016, December 31, 2015 or March 31, 2015.
NOTE 13—RELATED PARTY TRANSACTIONS
On January 1, 2014, the Company commenced operations of a majority-owned joint venture in mainland China. Upon commencement, the joint venture entered into Transition Services Agreements (“TSAs”) with Swire, the non-controlling shareholder in the joint venture, under which Swire renders administrative and information technology services on behalf of the joint venture. The joint venture incurred service fees, valued under the TSAs at Swire's cost, of $853,000 and $1,754,000 during the three months ended March 31, 2016 and 2015, respectively. These fees are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. In addition, the joint venture pays Swire sourcing fees related to the purchase of certain inventory. These sourcing fees are capitalized into inventories and charged to cost of sales as the inventories are sold. The Company incurred sourcing fees of $51,000 and $289,000, for the three months ended March 31, 2016 and 2015, respectively.
In 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as note payable to related party in the Condensed Consolidated Balance Sheet as of March 31, 2016 and 2015 and December 31, 2015. The note with Swire, in the principal amount of RMB 97,600,000 (US $15,123,000 at March 31, 2016), matures on December 31, 2018 and bears interest at a fixed annual rate of 7%. Interest expense related to this note was $264,000 and $274,000 for the three months ended March 31, 2016 and 2015, respectively.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of March 31, 2016 and 2015, and December 31, 2015, net payables to Swire for service fees, interest expense and miscellaneous expenses totaled $1,870,000, $5,338,000 and $1,472,000, respectively, and were included in accounts payable in the Condensed Consolidated Balance Sheets.
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
Our Business
As one of the largest outdoor and active lifestyle apparel and footwear companies in the world, we design, source, market and distribute active outdoor and lifestyle apparel, footwear, accessories and equipment primarily under the Columbia, Mountain Hardwear, SOREL and prAna brands. Our products are sold through a mix of wholesale distribution channels, our own direct-to-consumer channels, and independent distributors. In addition, we license some of our trademarks across a range of apparel, footwear, accessories and equipment.
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
Business Outlook
The global business climate continues to present us with a great deal of uncertainty, making it difficult to predict future results. Consistent with the historical seasonality of the business, we anticipate 2016 profitability to be heavily concentrated in the second half of the year. Factors that could significantly affect our full year 2016 financial results include:

•	Performance of the Columbia, prAna, SOREL and Mountain Hardwear brands in the global marketplace;

•	Continued growth of our owned brick-and-mortar stores and e-commerce direct-to-consumer sales and profitability globally;

•
Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on order cancellations, sales returns, customer accommodations, reorders, direct-to-consumer sales, changes in mix and volume of full price sales in relation to promotional and closeout product sales and suppressed demand in subsequent seasons;

•
Macroeconomic trends affecting consumer traffic and spending in brick and mortar retail channels, which is creating uncertainly regarding the financial health of several of our US wholesale customers, in part due to recent bankruptcy announcements;

•	Difficult economic and/or competitive environments in certain key markets within our EMEA and LAAP regions;

•	Continued recovery and sales growth contributed by our Europe direct business; and

•	The transactional effects of changes in foreign currency exchange rates on sales, gross margin, operating income and net income.
These factors and others may have a material effect on our financial condition, results of operations or cash flows, particularly with respect to quarterly comparisons.
We are continuing to invest in our multi-year global enterprise resource planning (“ERP”) implementation. To date, we have implemented our new ERP system in our North American wholesale businesses, excluding prAna, the majority of our global supply chain operations, and our international distributor businesses. During the quarter, following a thorough readiness assessment of our Japanese subsidiary and China joint venture operations, we elected to defer the Japan implementation that had previously been planned for 2016 and to accelerate the ERP implementation in China to take place in 2017 as we migrate off of our joint venture partner's ERP system. We expect this change to result in a slightly lower amount of capital spend and operating costs in 2016.
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
Highlights of the First Quarter of 2016

•	Net sales for the first quarter of 2016 increased $46.1 million, or 10% (12% constant-currency), to $525.1 million from $479.0 million for the first quarter of 2015.

•
Net income attributable to Columbia Sportswear Company increased $5.3 million, or 20% for the first quarter of 2016 to $31.8 million, or $0.45 per diluted share, compared to net income of $26.5 million, or $0.37 per diluted share, for the first quarter of 2015.

•	We paid a quarterly cash dividend of $0.17 per share, or $11.8 million, in the first quarter of 2016.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	52.9	52.2
Gross profit	47.1	47.8
Selling, general and administrative expenses	39.0	38.9
Net licensing income	0.3	0.3
Income from operations	8.4	9.2
Interest income, net	0.1	0.1
Interest expense on note payable to related party	—	—
Other non-operating expense	(0.1)	(0.5)
Income before income tax	8.4	8.8
Income tax expense	(1.9)	(3.0)
Net income	6.5	5.8
Net income attributable to non-controlling interest	0.5	0.3
Net income attributable to Columbia Sportswear Company	6.0%	5.5%
Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015
Net Sales: Consolidated net sales increased $46.1 million, or 10% (12% constant-currency), to $525.1 million for the first quarter of 2016 from $479.0 million for the comparable period in 2015.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended March 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016(1)	2015	% Change	% Change(1)
	(In millions, except for percentage changes)
United States	$336.2	$—	$336.2	$283.8	18%	18%
LAAP	101.8	3.4	105.2	113.1	(10)%	(7)%
EMEA	51.3	3.2	54.5	47.8	7%	14%
Canada	35.8	4.6	40.4	34.3	4%	18%
	$525.1	$11.2	$536.3	$479.0	10%	12%
(1) Constant-currency net sales information is a non-GAAP financial measure, which excludes the effect of changes in foreign currency exchange rates against the U.S. dollar between comparable reporting periods. We calculate constant-currency net sales by translating net sales in foreign currencies for the current period into U.S. dollars at the exchange rates that were in effect during the comparable period of the prior year.
Net sales in the United States increased $52.4 million, or 18%, to $336.2 million for the first quarter of 2016 from $283.8 million for the comparable period in 2015. The net sales increase in the United States was concentrated in the Columbia brand and was led by an increase in net sales in our direct-to-consumer business, followed by our wholesale business. The net sales increase in our direct-to-consumer business was led by increased net sales from our retail stores, followed by increased e-commerce net sales. At March 31, 2016, we operated 110 retail stores, compared with 95 retail stores at March 31, 2015. The net sales increase in our wholesale business was led by the Columbia brand, and reflected increased advanced and replenishment orders.
Net sales in the Latin America and Asia Pacific (“LAAP”) region decreased $11.3 million, or 10% (7% in constant-currency), to $101.8 million for the first quarter of 2016 from $113.1 million for the comparable period in 2015. The net sales decrease in the LAAP region was concentrated in the Columbia brand and consisted of net sales decreases in Korea and our LAAP distributor business, partially offset by net sales increases in China and Japan. The net sales decrease in Korea reflected continued business weakness amid the extremely competitive outdoor sector in that country. The net sales decrease in our LAAP distributor business primarily reflected a shift in the timing of shipments of reduced spring 2016 advance orders, as a larger percentage shipped in the fourth quarter of 2015 than the first quarter of 2016, when compared to the prior spring season.
Net sales in the Europe, Middle East and Africa (“EMEA”) region increased $3.5 million, or 7% (14% constant-currency), to $51.3 million for the first quarter of 2016 from $47.8 million for the comparable period in 2015. The EMEA net sales increase was concentrated in the Columbia brand and consisted of a net sales increase in our EMEA-direct business, primarily reflecting increased advance orders from European wholesale customers. This growth was partially offset by a decline in net sales to EMEA distributors, primarily reflecting lower net sales to the company’s Russian distributor as it continues to adapt its business to macroeconomic challenges in that region.
Net sales in Canada increased $1.5 million, or 4% (18% constant-currency), to $35.8 million for the first quarter of 2016 from $34.3 million for the comparable period in 2015. The increase in net sales in Canada was led by a net sales increase in the Columbia brand, followed by the Mountain Hardwear brand. The net sales increase in Canada was concentrated in our direct-to-consumer business while wholesale net sales remained relatively flat.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended March 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016	2015	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$437.1	$9.9	$447.0	$401.0	9%	11%
SOREL	18.1	0.4	18.5	13.4	35%	38%
prAna	41.4	—	41.4	37.1	12%	12%
Mountain Hardwear	25.2	0.8	26.0	25.1	—%	4%
Other	3.3	0.1	3.4	2.4	38%	42%
	$525.1	$11.2	$536.3	$479.0	10%	12%
The net sales increase in the first quarter of 2016 compared to the first quarter of 2015 consisted of increased net sales across all brands. Net sales growth across all brands was primarily concentrated in the United States.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended March 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016	2015	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$434.0	$8.3	$442.3	$399.3	9%	11%
Footwear	91.1	2.9	94.0	79.7	14%	18%
	$525.1	$11.2	$536.3	$479.0	10%	12%
Net sales of apparel, accessories and equipment increased $34.7 million, or 9% (11% constant-currency), to $434.0 million for the first quarter of 2016 from $399.3 million for the comparable period in 2015. The increase in apparel, accessories and equipment net sales was led by the Columbia brand, followed by the prAna brand. The apparel, accessories and equipment net sales increase was concentrated in the United States, partially offset by a net sales decrease in the LAAP region. The apparel, accessories and equipment net sales increase in the United States was led by direct-to-consumer net sales, followed by wholesale net sales.

Net sales of footwear increased $11.4 million, or 14% (18% constant-currency), to $91.1 million for the first quarter of 2016 from $79.7 million for the comparable period in 2015. The increase in footwear net sales was led by the Columbia brand, followed by the SOREL brand. The increase in footwear net sales was primarily concentrated in the United States, followed by the EMEA region, partially offset by net sales decreases in the LAAP region and Canada. The increase in footwear net sales in the United States was led by wholesale net sales, followed by direct-to-consumer net sales.
Gross Profit: Gross profit, as a percentage of net sales, decreased to 47.1% for the first quarter of 2016 from 47.8% for the comparable period in 2015. Gross profit contraction was primarily due to:

•	Unfavorable foreign currency hedge rates in Europe, Canada and Japan; and

•	Higher provisions for slow moving inventory in Korea;
partially offset by:

•
Favorable changes in sales channel mix with a higher proportion of direct-to-consumer net sales, which carry higher gross margins, and a lower proportion of sales to international distributors, which carry lower gross margins; and

•	A lower volume of close-out product sales at higher gross margins compared to last year.

Our gross profit as a percentage of sales may not be comparable to that of other companies in our industry because some include costs related to both their distribution network and retail store occupancy in cost of sales while we, like many others, include these expenses as a component of selling, general and administrative (“SG&A”) expense.

Selling, General and Administrative Expense: SG&A expense includes all costs associated with design, merchandising, marketing, distribution, store occupancy and corporate functions, including related depreciation and amortization.

SG&A expense increased $18.5 million, or 10%, to $205.0 million, or 39.0% of net sales, for the first quarter of 2016 from $186.5 million, or 38.9% of net sales, for the comparable period in 2015. The SG&A expense increase was primarily due to:

•	Increased expenses relating to our expanding global direct-to-consumer operations;

•	Increased personnel expenses to support strategic initiatives and business growth; and

•	Increased information technology investments;
partially offset by:

•	Favorable foreign currency translation effects.

Depreciation and amortization included in SG&A expense totaled $14.5 million for the first quarter of 2016, compared to $13.3 million for the same period in 2015.
Other Non-operating Expense: Other non-operating expense decreased $1.8 million, or 83%, to $0.4 million, for the first quarter of 2016, compared to $2.2 million, for the comparable period in 2015. The decrease was attributed to lower net losses incurred on the revaluation of foreign currency denominated assets and liabilities and lower net losses attributed to the settlement of foreign-currency denominated intercompany transactions.
Income Tax Expense: Income tax expense decreased to $9.9 million for the first quarter of 2016 from $14.1 million for the comparable period in 2015. Our effective income tax rate was 22.5% for the first quarter of 2016 compared to 33.6% for the same period in 2015. The lower effective tax rate primarily reflected a tax benefit of $4.1 million, or $0.06 per diluted share, representing excess tax benefits from share-based payment awards recorded in income tax expense resulting from the company's adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting: Topic 710, during the quarter. See Note 1 under Changes affecting comparability for further discussion. The effective tax rate also decreased due to the expected geographic mix of projected full year 2016 pre-tax income.
Net Income Attributable to Columbia Sportswear Company: Net income increased $5.3 million, or 20%, to $31.8 million, or $0.45 per diluted share, for the first quarter of 2016 from $26.5 million, or $0.37 per diluted share, for the comparable period in 2015. Net income for the first quarter of 2016 included the tax benefit of $4.1 million, or $0.06 per diluted share, from the adoption of ASU 2016-09 as noted above.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our global direct-to-consumer expansion, ongoing ERP and complementary systems implementations, general corporate needs and the expansion of our global operations. At March 31, 2016, we had total cash and cash equivalents of $430.0 million, compared to $369.8 million at December 31, 2015 and $401.6 million at March 31, 2015. In addition, we had short-term investments of $21.2 million at March 31, 2016, compared to $0.6 million at December 31, 2015 and $52.9 million at March 31, 2015. At March 31, 2016, approximately 57% of our cash and short-term investments were held by foreign subsidiaries, from which repatriation of those funds to the United States would likely result in a significant tax expense for us. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United

States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
Net cash provided by operating activities was $97.0 million for the three months ended March 31, 2016, compared to $28.7 million for the same period in 2015. The increase in cash provided by operating activities was driven by favorable changes in inventory, accounts receivable, and prepaid expenses and other current assets, partially offset by increased payments for accounts payable for the three months ended March 31, 2016 compared to the same period in 2015.
Net cash used in investing activities was $30.8 million for the three months ended March 31, 2016, compared to $41.2 million for the comparable period in 2015. For the 2016 period, cash used in investing activities primarily consisted of $20.8 million for purchases of short-term investments and $10.0 million for capital expenditures. For the same period in 2015, net cash used in investing activities primarily consisted of $25.8 million in net purchases of short-term investments and $15.5 million for capital expenditures.
Net cash used in financing activities was $11.1 million for the three months ended March 31, 2016, compared to $1.3 million provided by financing activities for the comparable period in 2015. For the 2016 period, net cash used in financing activities primarily consisted of dividend payments of $11.8 million and net repayments of credit facilities of $1.9 million, partially offset by net proceeds from stock plan activity of $2.7 million. For the same period in 2015, net cash provided by financing activities primarily consisted of net proceeds and tax benefits from stock plan activity of $11.9 million, partially offset by dividend payments of $10.6 million.
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At March 31, 2016, no balance was outstanding under this line of credit. At March 31, 2016, we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined credit limit of approximately $87.8 million at March 31, 2016, of which $2.3 million is designated as a European customs guarantee. At March 31, 2016, no balance was outstanding under these subsidiary lines of credit.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our Annual Report on Form 10-K for the year ended December 31, 2015 have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Some of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, including sales returns and claims from customers, the allowance for doubtful accounts, the provision for potential excess, slow-moving and closeout inventories, product warranty, income taxes and stock-based compensation.
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
There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 2 to the notes to the condensed consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Changes in Internal Control over Financial Reporting
We are implementing an ERP system and complementary systems that support our operations and financial reporting, which significantly affect our business and financial transaction and reporting processes. This implementation is occurring in phases globally over several years, with implementation to date at our North American operations, excluding prAna, the majority of our global supply chain operations, and our international distributor businesses. Each implementation phase of our worldwide ERP system and complementary systems involves changes to the processes that constitute our internal control over financial reporting. We are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.    RISK FACTORS
In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations or cash flows may be materially adversely affected by these and other risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
To implement our business strategies, we must continue to modify and fund various aspects of our business, to maintain and enhance our information systems and supply chain operations to improve efficiencies, and to attract, retain and manage qualified personnel. These efforts, coupled with cost containment measures, place increasing strains on management, information technology, financial, product design, marketing, distribution, supply chain and other resources, and we may have operating difficulties as a result. For example, in support of our strategic initiatives, we are making significant investments in our business processes and information technology infrastructure that require significant management attention and corporate resources. These changes may make it increasingly difficult to pursue acquisitions or adapt our information technology systems and business processes to integrate an acquired business. These integration challenges may also be present as we continue to fully integrate operations of our joint venture business in China, which began operations in January 2014, and of prAna, which we acquired in May 2014. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Implementation of this new information technology infrastructure has a pervasive effect on our business processes and information systems across a significant portion of our operations. As a result, we are undergoing significant changes in our operational processes and internal controls as our implementation progresses, which in turn require significant change management, including training of and testing by our personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
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
Our legacy product development, retail point-of-sale and other systems, on which we continue to manage a substantial portion of our business activities, are highly customized. As a result, the availability of internal and external resources with the expertise to maintain these systems is limited. Our legacy systems may not support desired functionality for our operations and may inhibit our ability to operate efficiently, which could have an adverse effect on our financial condition, results of operations or cash flows. As we transition from our legacy ERP and supporting systems to our new ERP and supporting systems, certain functionality and information from our legacy systems, including that of third party systems that interface with our legacy systems, may not be fully compatible with the new systems. As a result, temporary processes or solutions may be required, including manual operations, which could significantly increase the risk of loss or corruption of data and information used by the business and/or result in business disruptions, which could have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
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
The majority of our purchases of finished goods inventory from contract manufacturers are denominated in U.S. dollars, including purchases by our foreign subsidiaries and China joint venture. The cost of these products may be affected by relative changes in the value of the local currencies of these subsidiaries and the joint venture in relation to the U.S. dollar, and in relation to the local currencies of our manufacturing vendors. In order to facilitate solicitation of advance orders from wholesale customers and independent distributors for the Spring and Fall seasons, we establish local-currency-denominated wholesale and retail price lists in each of our foreign subsidiaries approximately six to nine months prior to U.S. dollar-denominated seasonal inventory purchases. As a result, our consolidated results are directly exposed to transactional foreign currency exchange risk to the extent that the U.S. dollar strengthens during the six to nine months between when we establish seasonal local-currency prices and when we purchase inventory.
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

Currency exchange rate fluctuations may also create indirect risk to our business by disrupting the business of independent finished goods manufacturers from which we purchase our products. When their functional currencies weaken in relation to other currencies, the raw materials they purchase on world commodities markets become more expensive and more difficult to finance. Although each manufacturer bears the full risk of fluctuations in the value of its currency against other currencies, our business can be indirectly affected when adverse fluctuations cause a manufacturer to raise the prices of goods it produces for us, disrupt the manufacturer's ability to purchase the necessary raw materials on a timely basis, or disrupt the manufacturer's ability to function as an ongoing business.
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
Our Retail Operations May Not Realize Returns on Our Investments
In recent years, our direct-to-consumer business has grown substantially and we anticipate further growth in the future. Accordingly, we continue to make significant investments in our online platforms and physical retail locations, including system upgrades, entering into long-term store leases, constructing leasehold improvements, purchasing fixtures and equipment and investing in inventory and personnel. Since many of our retail costs are fixed, if we have insufficient sales, we may be unable to reduce expenses in order to avoid losses or negative cash flows. Our direct-to-consumer sales results are highly dependent on retail traffic patterns in our physical locations and our on-line platforms where our products are sold, as well as spending patterns of our consumers. In addition, labor costs and labor-related benefits are primary components in the cost of our retail operations, and are affected by various federal, state and foreign laws governing matters such as minimum wage, overtime compensation and other requirements. For example, we have seen significant political pressure and legislative actions to increase the minimum wage rate in many of the jurisdictions within which our stores are located. If we are unable to operate profitable stores or if we close stores, we may experience significant reductions in sales and income, incur significant write-downs of inventory, severance costs, lease termination costs, impairment losses on long-lived assets or loss of working capital, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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

•
Continued sales growth in China is an important part of our expectations for our joint venture business. Although China has experienced significant economic growth in recent years, that growth is slowing. Slowing economic growth in China could result in reduced consumer discretionary spending, which in turn could result in lower demand for our products, and thus could have a material adverse effect on our financial condition, results of operations or cash flows.

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
We May Have Additional Tax Liabilities
As a global company, we determine our income tax liability in various competing tax jurisdictions based on an analysis and interpretation of local tax laws and regulations. This analysis requires a significant amount of judgment and estimation and is often based on various assumptions about the future actions of the local tax authorities. These determinations are the subject of periodic domestic and foreign tax audits. Although we accrue for uncertain tax positions, our accruals may be insufficient to satisfy unfavorable findings. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods, which may have a material adverse effect on our financial condition, results of operations or cash flows.
Changes in the tax laws of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. For example, changes in the tax laws of foreign jurisdictions could arise as a result of the Base Erosion and Profit Shifting (BEPS) project undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, is recommending changes to numerous long-standing tax principles. If these changes are adopted by countries, tax uncertainty could increase and may adversely affect our provision for income taxes. As another example, in the United States, a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies. Although it is not possible to accurately determine the overall effect of these recommendations and proposals on our effective tax rate at this time, changes such as these may have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May Be Adversely Affected by the Financial Health of our Customers
In recent periods, sluggish economies and consumer uncertainty regarding future economic prospects in our key markets had an adverse effect on the financial health of our customers, some of whom filed or may file for protection under bankruptcy laws, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers based on an assessment of the customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectable receivables. In addition, we face increased risk of order reduction or cancellation or reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant wholesale customers and distributors have liquidated or reorganized, while others have had financial difficulties in the past or have experienced tightened credit markets and sales declines and reduced profitability, which in turn have had an adverse effect on our business. We may reduce our level of business with customers and distributors experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We Face Risks Associated with Consumer Preferences and Fashion Trends
Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, changes in fashion trends may have a greater effect than in the past as we expand our offerings to include more product categories in more geographic areas, particularly with the SOREL and prAna brands, that are generally more sensitive to fashion trends. We also face risks because our business requires us and our customers to anticipate consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk by soliciting advance order commitments by retailers, we must generally place a significant portion of our seasonal production orders with our contract manufacturers before we have received all of a season’s advance orders from customers, and orders may be canceled by customers before shipment. If we or our customers fail to anticipate and respond to consumer preferences, we may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our distribution facilities may also be interrupted by natural disasters, such as earthquakes, tornadoes or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that may be caused by significant disruptions in our distribution facilities.
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
We May Be Adversely Affected by Labor Disruptions, Changes in Labor Laws and Other Labor Issues
Our business depends on our ability to source and distribute products in a timely manner. While a majority of our own operations are not subject to organized labor agreements, our relationship with our Cambrai distribution center employees is governed by French law, including a formal representation of employees by a Works Council and the application of a collective bargaining agreement. Labor disputes at contract manufacturers where our goods are produced, shipping ports, transportation carriers, retail stores or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes or other disruptions during our peak manufacturing, shipping and selling seasons. For example, work slowdowns and stoppages at ports on the west coast of the United States have resulted in product delays and increased costs. Labor disruptions may have a material adverse effect on our business, potentially resulting in canceled orders by customers, unanticipated inventory accumulation and reduced revenues and earnings.
Our ability to meet our labor needs at our distribution centers, retail stores, corporate headquarters and regional subsidiaries, including our ability to find qualified employees while controlling wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which our operations are located, unemployment levels within those markets, prevailing and minimum wage rates, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. If we are unable to locate, to attract or to retain qualified employees, our ability to source, distribute and sell products in a timely and cost-effective manner may be impacted, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors has authorized the repurchase of $700,000,000 of our common stock. As of March 31, 2016, we had repurchased 20,992,740 shares under this program at an aggregate purchase price of approximately $526,511,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.
We did not repurchase any equity securities during the three months ended March 31, 2016.
Item 6.    EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Executive Vice President of Finance and Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Executive Vice President of Finance and Chief Financial Officer

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
Date: May 5, 2016	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Executive Vice President of Finance and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)