Form 10-Q
period 2016-08-04
COLUMBIA SPORTSWEAR CO
filed 2016-08-04
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
_____________________________________
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on July 22, 2016 was 69,743,883.

COLUMBIA SPORTSWEAR COMPANY
JUNE 30, 2016

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2016	December 31, 2015	June 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$415,944	$369,770	$371,062
Short-term investments	12,859	629	46,428
Accounts receivable, net of allowance of $7,338, $9,928 and $7,436, respectively	192,354	371,953	198,296
Inventories	653,636	473,637	581,031
Deferred income taxes	—	—	55,519
Prepaid expenses and other current assets	35,657	33,400	45,513
Total current assets	1,310,450	1,249,389	1,297,849
Property, plant and equipment, at cost, net of accumulated depreciation of $390,100, $363,278 and $356,035, respectively	287,869	291,687	285,833
Intangible assets, net (Note 4)	136,011	138,584	141,158
Goodwill	68,594	68,594	68,594
Deferred income taxes	78,651	76,181	2,991
Other non-current assets	25,979	21,718	22,231
Total assets	$1,907,554	$1,846,153	$1,818,656
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$2,364	$1,940	$—
Accounts payable	274,609	217,230	286,623
Accrued liabilities (Note 5)	121,696	141,862	110,528
Income taxes payable	3,094	5,038	3,436
Deferred income taxes	—	—	125
Total current liabilities	401,763	366,070	400,712
Note payable to related party (Note 13)	14,681	15,030	15,739
Other long-term liabilities	43,416	40,172	37,419
Income taxes payable	9,858	8,839	10,190
Deferred income taxes	228	229	3,104
Total liabilities	469,946	430,340	467,164
Commitments and contingencies (Note 11)
Columbia Sportswear Company Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 69,729, 69,277, and 70,263 issued and outstanding, respectively (Note 8)	44,525	34,776	80,346
Retained earnings	1,385,769	1,385,860	1,253,883
Accumulated other comprehensive income (loss) (Note 7)	(10,773)	(20,836)	3,417
Total Columbia Sportswear Company shareholders’ equity	1,419,521	1,399,800	1,337,646
Non-controlling interest (Note 3)	18,087	16,013	13,846
Total equity	1,437,608	1,415,813	1,351,492
Total liabilities and equity	$1,907,554	$1,846,153	$1,818,656
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$388,745	$380,234	$913,881	$859,216
Cost of sales	209,161	208,916	486,920	459,124
Gross profit	179,584	171,318	426,961	400,092
Selling, general and administrative expenses	193,321	181,502	398,346	368,004
Net licensing income	1,951	1,222	3,864	3,072
Income (loss) from operations	(11,786)	(8,962)	32,479	35,160
Interest income, net	692	574	1,183	951
Interest expense on note payable to related party (Note 13)	(262)	(278)	(526)	(552)
Other non-operating income (expense)	259	467	(116)	(1,729)
Income (loss) before income tax	(11,097)	(8,199)	33,020	33,830
Income tax benefit (expense)	3,224	2,395	(6,699)	(11,715)
Net income (loss)	(7,873)	(5,804)	26,321	22,115
Net income attributable to non-controlling interest	299	741	2,723	2,189
Net income (loss) attributable to Columbia Sportswear Company	$(8,172)	$(6,545)	$23,598	$19,926
Earnings (loss) per share attributable to Columbia Sportswear Company (Note 8):
Basic	$(0.12)	$(0.09)	$0.34	$0.28
Diluted	(0.12)	(0.09)	0.33	0.28
Cash dividends per share	$0.17	$0.15	$0.34	$0.30
Weighted average shares outstanding (Note 8):
Basic	69,694	70,339	69,567	70,210
Diluted	69,694	70,339	70,542	71,152
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(7,873)	$(5,804)	$26,321	$22,115
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities (net of tax benefit (expense) of ($1), $1, $0 and $3, respectively)	4	1	2	(2)
Unrealized gains (losses) on derivative transactions (net of tax benefit of $379, $1,004, $3,160 and $289, respectively)	(920)	(2,010)	(9,424)	1,720
Foreign currency translation adjustments (net of tax benefit (expense) of $200, $241, ($183) and $1,070, respectively)	315	2,647	18,836	(14,108)
Other comprehensive income (loss)	(601)	638	9,414	(12,390)
Comprehensive income (loss)	(8,474)	(5,166)	35,735	9,725
Comprehensive income (loss) attributable to non-controlling interest	(543)	740	2,074	2,215
Comprehensive income (loss) attributable to Columbia Sportswear Company	$(7,931)	$(5,906)	$33,661	$7,510
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$26,321	$22,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,491	27,778
Loss on disposal and impairment of property, plant, and equipment	3,460	507
Deferred income taxes	1,514	7,688
Stock-based compensation	5,453	5,939
Excess tax benefit from employee stock plans	—	(6,342)
Changes in operating assets and liabilities:
Accounts receivable	187,132	139,730
Inventories	(167,461)	(202,276)
Prepaid expenses and other current assets	(1,968)	(7,442)
Other assets	(3,125)	(3,018)
Accounts payable	53,458	78,252
Accrued liabilities	(33,456)	(29,630)
Income taxes payable	(1,020)	(11,263)
Other liabilities	2,903	2,098
Net cash provided by operating activities	102,702	24,136
Cash flows from investing activities:
Purchases of short-term investments	(21,263)	(38,208)
Sales of short-term investments	8,855	19,213
Capital expenditures	(22,972)	(28,365)
Proceeds from sale of property, plant, and equipment	40	104
Net cash used in investing activities	(35,340)	(47,256)
Cash flows from financing activities:
Proceeds from credit facilities	19,625	260
Repayments on credit facilities	(19,202)	(260)
Proceeds from issuance of common stock under employee stock plans	9,102	14,371
Tax payments related to restricted stock unit issuances	(4,806)	(4,531)
Excess tax benefit from employee stock plans	—	6,342
Repurchase of common stock	—	(14,525)
Cash dividends paid	(23,689)	(21,113)
Net cash used in financing activities	(18,970)	(19,456)
Net effect of exchange rate changes on cash	(2,218)	80
Net increase (decrease) in cash and cash equivalents	46,174	(42,496)
Cash and cash equivalents, beginning of period	369,770	413,558
Cash and cash equivalents, end of period	$415,944	$371,062
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$11,805	$24,088
Cash paid during the period for interest on note payable to related party	532	555
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$4,856	$4,044
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the "Company") and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of June 30, 2016 and 2015, and the results of operations and cash flows for the three and six months ended June 30, 2016 and 2015. The December 31, 2015 financial information was derived from the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Changes affecting comparability
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early-adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Therefore, prior periods have not been adjusted to reflect this guidance. If the Company had retrospectively adopted this guidance, the effects on June 30, 2015 balances would have been a $55,519,000 decrease in current deferred tax assets, a $55,564,000 increase in long-term deferred tax assets, a $125,000 decrease in current deferred tax liabilities and a $170,000 increase in long-term deferred tax liabilities.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting: Topic 718, which simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. The Company elected to early-adopt ASU 2016-09 with an effective date of January 1, 2016. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of $401,000 and $4,475,000 in income tax expense, rather than in paid-in capital, for the three and six months ended June 30, 2016, respectively.
In addition, under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. The Company has elected to apply the cash flow classification guidance of ASU 2016-09 prospectively, resulting in an increase to operating cash flow of $4,502,000 for the six months ended June 30, 2016, and the prior year period has not been adjusted.

The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.
ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding of 251,000 shares for the six months ended June 30, 2016.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, except as described in Note 1 under Changes affecting comparability.
Impairment of Long-lived Assets
Long-lived assets are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. Impairment charges for long-lived assets are included in selling, general and administrative ("SG&A") expense and were $3,258,000 for the three and six months ended June 30, 2016. These charges were recorded in the United States segment for certain underperforming retail stores. There were no such charges for the six months ended June 30, 2015.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The FASB continues to clarify this guidance and most recently issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which have the same effective date as ASU 2014-09. These new standards will become effective beginning in the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company has not yet selected a transition method and continues to evaluate the expected impacts on the Company's financial position, results of operations or cash flows.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, an update to their accounting guidance related to the recognition and measurement of certain financial instruments. This new standard requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and also updates certain presentation and disclosure requirements. This standard is effective beginning in the first quarter of 2018 with early adoption permitted. The adoption of ASU 2016-01 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases: Topic 842, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The new standard will become effective beginning with the first quarter of 2019 using a modified retrospective approach and early adoption is permitted. The Company expects that this standard will have a material impact on our consolidated balance sheet and is currently evaluating the impact.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments: Credit Losses Topic 326: Measurement of Credit Losses on Financial Instruments. The pronouncement changes the impairment model for most financial assets, and will require the use of an "expected loss" model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This standard is effective beginning in the first quarter of 2020. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Effective December 31, 2015, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740. See Changes affecting comparability under Note 1.
Effective January 1, 2016, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting: Topic 718. See Changes affecting comparability under Note 1.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 3—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources, Limited ("Swire") to support the development and operation of the Company's business in China. The joint venture began operations on January 1, 2014. The accounts of the joint venture are included in the condensed consolidated financial statements. Swire's share of net income from the joint venture is included in net income attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015. The 40% non-controlling equity interest in this entity is included in total equity as non-controlling interest in the Condensed Consolidated Balance Sheets as of June 30, 2016 and 2015, and December 31, 2015.
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the six months ended June 30, 2016 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2015	$1,399,800	$16,013	$1,415,813
Net income	23,598	2,723	26,321
Other comprehensive income (loss), net of tax:
Unrealized holding losses on available-for-sale securities	2	—	2
Derivative holding losses	(9,424)	—	(9,424)
Foreign currency translation adjustments	19,485	(649)	18,836
Cash dividends ($0.34 per share)	(23,689)	—	(23,689)
Issuance of common stock under employee stock plans, net	9,102	—	9,102
Tax adjustment from stock plans	(4,806)	—	(4,806)
Stock-based compensation expense	5,453	—	5,453
Balance at June 30, 2016	$1,419,521	$18,087	$1,437,608
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the six months ended June 30, 2015 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2014	$1,343,603	$11,631	$1,355,234
Net income	19,926	2,189	22,115
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities	(2)	—	(2)
Derivative holding gains	1,720	—	1,720
Foreign currency translation adjustments	(14,134)	26	(14,108)
Cash dividends ($0.30 per share)	(21,113)	—	(21,113)
Issuance of common stock under employee stock plans, net	9,840	—	9,840
Tax adjustment from stock plans	6,392	—	6,392
Stock-based compensation expense	5,939	—	5,939
Repurchase of common stock	(14,525)	—	(14,525)
Balance at June 30, 2015	$1,337,646	$13,846	$1,351,492
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Intangible assets
The following table summarizes the Company’s identifiable intangible assets (in thousands):

	June 30, 2016	December 31, 2015	June 30, 2015
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(8,656)	(7,992)	(7,326)
Customer relationships	(7,952)	(6,043)	(4,135)
Total accumulated amortization	(16,608)	(14,035)	(11,461)
Net carrying amount	20,590	23,163	25,737
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$136,011	$138,584	$141,158
Amortization expense for intangible assets subject to amortization was $1,287,000 for both the three months ended June 30, 2016 and 2015, and was $2,573,000 for both the six months ended June 30, 2016 and 2015.
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
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$11,733	$10,873	$11,487	$11,148
Provision for warranty claims	895	860	2,438	2,325
Warranty claims	(906)	(847)	(2,433)	(2,233)
Other	(69)	80	161	(274)
Balance at end of period	$11,653	$10,966	$11,653	$10,966

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 6—STOCK-BASED COMPENSATION
The Company’s Stock Incentive Plan (the "Plan") allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based or cash-based awards. The majority of all stock options and restricted stock unit grants outstanding under the Plan were granted in the first quarter of each fiscal year. Stock compensation is recognized based on an estimated number of awards that are expected to vest.
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$1,009	$913	$1,981	$1,829
Restricted stock units	1,371	2,080	3,472	4,110
Total	$2,380	$2,993	$5,453	$5,939
Stock Options
The Company estimates the fair value of stock options using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected stock price volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield.
The following table presents the weighted average assumptions for stock options granted in the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected option term	7.73 years	7.46 years	4.63 years	4.60 years
Expected stock price volatility	30.95%	29.54%	29.80%	26.53%
Risk-free interest rate	1.47%	1.95%	1.17%	1.20%
Expected annual dividend yield	1.21%	1.04%	1.20%	1.26%
Weighted average grant date fair value	$17.47	$17.81	$13.39	$10.31
During the six months ended June 30, 2016 and 2015, the Company granted a total of 422,973 and 495,145 stock options, respectively. At June 30, 2016, unrecognized costs related to outstanding stock options totaled approximately $8,931,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at June 30, 2016 are expected to be recognized over a weighted average period of 2.56 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, expected annual dividend yield and closing price of the Company’s common stock on the date of grant.
 The following table presents the weighted average assumptions for restricted stock units granted in the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Vesting period	2.80 years	2.65 years	3.83 years	3.82 years
Expected annual dividend yield	1.20%	1.05%	1.16%	1.14%
Estimated average grant date fair value per restricted stock unit	$54.80	$55.80	$55.94	$51.01
During the six months ended June 30, 2016 and 2015, the Company granted 188,719 and 194,591 restricted stock units, respectively. At June 30, 2016, unrecognized costs related to outstanding restricted stock units totaled approximately $17,070,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

period using the straight-line attribution method. These unrecognized costs at June 30, 2016 are expected to be recognized over a weighted average period of 2.38 years.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the three months ended June 30, 2016 (in thousands):

	Unrealized gains (losses) on available-for-sale securities	Unrealized holding losses on derivative transactions	Foreign currency translation adjustments	Total
Balance at March 31, 2016	$(4)	$(2,417)	$(8,593)	$(11,014)
Other comprehensive income (loss) before reclassifications	4	(787)	1,157	374
Amounts reclassified from other comprehensive income	—	(133)	—	(133)
Net other comprehensive income (loss) during the period	4	(920)	1,157	241
Balance at June 30, 2016	$—	$(3,337)	$(7,436)	$(10,773)
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
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the six months ended June 30, 2016 (in thousands):

	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2015	$(2)	$6,087	$(26,921)	$(20,836)
Other comprehensive income (loss) before reclassifications	2	(7,925)	19,485	11,562
Amounts reclassified from other comprehensive income	—	(1,499)	—	(1,499)
Net other comprehensive income (loss) during the period	2	(9,424)	19,485	10,063
Balance at June 30, 2016	$—	$(3,337)	$(7,436)	$(10,773)

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
NOTE 8—EARNINGS PER SHARE
Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.
The Company early-adopted ASU 2016-09 on a prospective basis, effective January 1, 2016, which resulted in an additional 251,000 diluted weighted average shares for the six months ended June 30, 2016. See Note 1 under Changes affecting comparability for further discussion.
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares of common stock outstanding, used in computing basic earnings per share	69,694	70,339	69,567	70,210
Effect of dilutive stock options and restricted stock units	—	—	975	942
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	69,694	70,339	70,542	71,152
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$(0.12)	$(0.09)	$0.34	$0.28
Diluted	(0.12)	(0.09)	0.33	0.28

Stock options and service-based restricted stock units representing 2,793,715 and 3,058,634 shares of common stock for the three months ended June 30, 2016 and 2015, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive due to a net loss in the period. Stock options and service-based restricted stock units representing 471,964 and 116,558 shares of common stock for the six months ended June 30, 2016 and 2015, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 76,742 and 138,005 shares of common stock for the three months ended June 30, 2016 and 2015, respectively, and 69,472 and 129,954 shares of common stock for the six months ended June 30, 2016 and 2015, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Common stock repurchase plan
Since the inception of the Company’s stock repurchase plan in 2004 through June 30, 2016, the Company’s Board of Directors has authorized the repurchase of $700,000,000 of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of June 30, 2016, the Company had repurchased 20,992,740 shares under this program at an aggregate purchase price of approximately $526,511,000. During the six months ended June 30, 2016, the Company did not repurchase any shares of the Company's common stock. During the six months ended June 30, 2015, the Company repurchased 258,874 shares of the Company's common stock at an aggregate purchase price of $14,525,000.
NOTE 9—SEGMENT INFORMATION
The Company has aggregated its operating segments into four geographic segments: (1) United States, (2) Latin America and Asia Pacific ("LAAP"), (3) Europe, Middle East and Africa ("EMEA") and (4) Canada, which are reflective of the Company’s internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of outdoor and active lifestyle apparel, footwear, accessories and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information systems, finance and legal, executive compensation, unallocated benefit program expense and other miscellaneous costs.
The geographic distribution of the Company’s net sales and income from operations are summarized in the following table (in thousands) for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales to unrelated entities:
United States	$228,776	$212,032	$565,021	$495,792
LAAP	87,258	97,068	189,059	210,130
EMEA	59,045	59,905	110,374	107,730
Canada	13,666	11,229	49,427	45,564
	$388,745	$380,234	$913,881	$859,216
Segment income (loss) from operations:
United States	$21,687	$22,708	$87,979	$75,520
LAAP	5,331	8,575	19,498	23,928
EMEA	105	2,115	1,364	3,481
Canada	(3,173)	(3,511)	686	2,791
Total segment income from operations	23,950	29,887	109,527	105,720
Unallocated corporate expenses	(35,736)	(38,849)	(77,048)	(70,560)
Interest income, net	692	574	1,183	951
Interest expense on note payable to related party	(262)	(278)	(526)	(552)
Other non-operating income (expense)	259	467	(116)	(1,729)
Income (loss) before income taxes	$(11,097)	$(8,199)	$33,020	$33,830

Concentrations
The Company had one customer in its EMEA segment that accounted for approximately 10.4% and 12.2% of consolidated accounts receivable at June 30, 2016 and 2015, respectively. No single customer accounted for 10% or more of consolidated accounts receivable at December 31, 2015. No single customer accounted for 10% or more of consolidated revenues for the three or six months ended June 30, 2016 or 2015.
NOTE 10—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. The Company's prAna subsidiary uses U.S. dollars as its functional currency and is exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward and option contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points is excluded from the determination of hedge effectiveness and included in current period cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales. For option contracts, the change in fair value attributable to changes in time value are excluded from the assessment of hedge effectiveness and included in current period cost of sales. Hedge ineffectiveness was not material during the three and six months ended June 30, 2016 and 2015.

The Company also uses currency forward contracts not formally designated as hedges to manage the consolidated currency exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities by subsidiaries that use U.S. dollars, euros, Swiss francs, Canadian dollars, yen, won or Chinese renminbi as their functional currency. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, receivables, payables and intercompany loans. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in other non-operating expense, net by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	June 30, 2016	December 31, 2015	June 30, 2015
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$247,500	$161,000	$95,000
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	79,930	113,195	117,000
At June 30, 2016, approximately $3,622,000 of deferred net losses on both designated and dedesignated cash flow hedges accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Canadian dollar, and Japanese yen when outstanding derivative contracts mature.
At June 30, 2016, the Company’s derivative contracts had a remaining maturity of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $1,000,000 at June 30, 2016. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	June 30, 2016	December 31, 2015	June 30, 2015
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$2,228	$5,394	$4,485
Currency forward contracts	Other non-current assets	1,079	566	320
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	4,169	224	28
Currency forward contracts	Other long-term liabilities	1,456	—	—
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	458	1,328	4,458
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	3,545	1,693	738

The following table presents the statement of operations effect and classification of derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income or loss	—	$(787)	$(742)	$(7,925)	$4,840
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Net sales	—	—	161	—
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	171	1,690	1,605	3,947
Loss reclassified from accumulated other comprehensive income or loss to income as a result of cash flow hedge discontinuance	Cost of sales	(81)	—	(81)	—
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	1	(2)	5	(17)
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	540	(88)	962	(210)
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating expense	(1,887)	(356)	(3,441)	2,580
NOTE 11—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories and equipment. At June 30, 2016, inventory purchase obligations were $295,003,000.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$166,000	$—	$—	$166,000
Time deposits	105,212	—	—	105,212
Reverse repurchase agreements	—	30,000	—	30,000
U.S. Government-backed municipal bonds	—	12,149	—	12,149
Available-for-sale short-term investments (1):
U.S. Government-backed municipal bonds	—	12,410	—	12,410
Other short-term investments:
Mutual fund shares	449	—	—	449
Other current assets:
Derivative financial instruments (Note 10)	—	2,686	—	2,686
Other non-current assets:
Derivative financial instruments (Note 10)	—	1,079	—	1,079
Mutual fund shares	7,874	—	—	7,874
Total assets measured at fair value	$279,535	$58,324	$—	$337,859
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 10)	$—	$7,714	$—	$7,714
Other long-term liabilities:
Derivative financial instruments (Note 10)	—	1,456	—	1,456
Total liabilities measured at fair value	$—	$9,170	$—	$9,170
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$114,247	$—	$—	$114,247
Time deposits	63,327	—	—	63,327
Other short-term investments:
Mutual fund shares	629	—	—	629
Other current assets:
Derivative financial instruments (Note 10)	—	6,722	—	6,722
Other non-current assets:
Derivative financial instruments (Note 10)	—	566	—	566
Mutual fund shares	6,887	—	—	6,887
Total assets measured at fair value	$185,090	$7,288	$—	$192,378
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 10)	$—	$1,917	$—	$1,917
Total liabilities measured at fair value	$—	$1,917	$—	$1,917

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$116,316	$—	$—	$116,316
Time deposits	102,756	—	—	102,756
Reverse repurchase agreements	—	20,000	—	20,000
U.S. Government-backed municipal bonds	—	6,775	—	6,775
Available-for-sale short-term investments (1):
Certificates of deposit	—	10,291	—	10,291
U.S. Government-backed municipal bonds	—	35,481	—	35,481
Other short-term investments:
Mutual funds shares	656	—	—	656
Other current assets:
Derivative financial instruments (Note 10)	—	8,943	—	8,943
Other non-current assets:
Derivative financial instruments (Note 10)	—	320	—	320
Mutual fund shares	6,874	—	—	6,874
Total assets measured at fair value	$226,602	$81,810	$—	$308,412
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 10)	$—	$766	$—	$766
Total liabilities measured at fair value	$—	$766	$—	$766

(1)	Investments have remaining maturities of less than one year.

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, which are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
Non-recurring fair value measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2016, December 31, 2015 or June 30, 2015.
NOTE 13—RELATED PARTY TRANSACTIONS
The Company owns a 60% controlling interest in a joint venture formed with Swire, which is a related party. The joint venture arrangement involves Transition Services Agreements ("TSAs") with Swire, under which Swire provides administrative and information technology services to the joint venture. The Company continues to reduce its costs under the TSAs as it internalizes the back-office functions and related personnel, and begins to transition the joint venture's systems to the Company's platform. The joint venture incurred service fees, valued under the TSAs at Swire's cost, of $1,042,000 and $2,120,000 during the three months ended June 30, 2016 and 2015, respectively, and $1,895,000 and $3,875,000 during the six months ended June 30, 2016 and 2015, respectively. These fees are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. In addition, the joint venture pays Swire sourcing fees related to the purchase of certain inventory. These sourcing fees are capitalized into inventories and charged to cost of sales as the inventories are sold. The Company incurred sourcing fees of $10,000 for the three months ended June 30, 2016. The Company did not incur sourcing fees for the three months ended June 30, 2015. The Company incurred sourcing fees of $61,000 and $289,000 for the six months ended June 30, 2016 and 2015, respectively.
In 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as note payable to related party in the Condensed Consolidated Balance Sheet as of June 30, 2016 and 2015 and December 31, 2015. The note with Swire, in the principal amount of RMB 97,600,000 (US

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

$14,681,000 at June 30, 2016), matures on December 31, 2018 and bears interest at a fixed annual rate of 7%. Interest expense related to this note was $262,000 and $278,000 for the three months ended June 30, 2016 and 2015, respectively, and $526,000 and $552,000 for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016 and 2015, and December 31, 2015, net payables to Swire for service fees, interest expense and miscellaneous expenses totaled $1,042,000, $6,769,000 and $1,472,000, respectively, and were included in accounts payable in the Condensed Consolidated Balance Sheets.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's normal third-party distributor terms and pricing.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, profitability and the effect of specified factors on profitability for 2016, expenses, sourcing costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, investments in and implementation of our information technology systems, intellectual property disputes, our direct-to-consumer channels and other capital expenditures, including planned store additions, access to raw materials and factory capacity, financing and working capital requirements and resources, income tax rates and pre-tax income, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
The popularity of outdoor activities, changing design trends, consumer adoption of innovative performance technologies, variations in seasonal weather, and the availability and desirability of competitor alternatives affect consumer desire for our products. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences by adjusting our product offerings, developing new products with innovative performance features and designs and creating persuasive and memorable marketing communications and consumer experiences to generate consumer awareness, demand and retention. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.
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
Business Outlook
The global business climate continues to present us with a great deal of uncertainty, making it difficult to predict future results. Consistent with the historical seasonality of the business, we anticipate 2016 profitability to be heavily concentrated in the second half of the year. Factors that could significantly affect our full year 2016 financial results include:

•	Performance of our owned brick-and-mortar stores and e-commerce direct-to-consumer sales and profitability globally;

•
Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on cancellations of advanced wholesale orders, sales returns, wholesale customer accommodations, replenishment orders and reorders, direct-to-consumer sales, changes in mix and volume of full price sales in relation to promotional and closeout product sales and suppressed wholesale and end-consumer demand in subsequent seasons;

•
Industry trends affecting consumer traffic and spending in brick and mortar retail channels, which are creating uncertainty regarding the long-term financial health of several of our U.S. wholesale customers, including some who have recently initiated restructuring activities, bankruptcy proceedings or liquidation;

•
Difficult economic and/or competitive environments in certain key markets within our Europe, Middle East and Africa ("EMEA") and Latin America and Asia Pacific ("LAAP") regions, in particular, Russia and Korea;

•	Continued recovery and sales growth contributed by our Europe direct business;

•	The transactional effects of changes in foreign currency exchange rates on sales, gross margin, operating income and net income; and

•	Performance of our Mountain Hardwear business as we work to re-establish that brand in the marketplace.
These factors and others may have a material effect on our financial condition, results of operations or cash flows, particularly with respect to quarterly comparisons.
We are continuing to invest in our multi-year global enterprise resource planning ("ERP") implementation. To date, we have implemented our new ERP system in our North American operations and international distributor businesses, excluding prAna, as well as the majority of our global supply chain operations.
We remain focused on driving sustainable, profitable sales growth by providing innovative, stylish products at accessible prices, nurturing stronger emotional connections with consumers through compelling marketing communications, transforming our global supply chain and information technology platforms and effectively managing inventory and other working capital assets.
Results of Operations
The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes that appear elsewhere in this quarterly report. To supplement financial information reported in accordance with accounting principles generally accepted in the United States ("GAAP"), we disclose constant-currency net sales information, which is a non-GAAP financial measure, to provide a framework to assess how the business performed excluding the effects of changes in the exchange rates used to translate net sales generated in foreign currencies into U.S. dollars. Management believes that this non-GAAP financial measure reflects an additional and useful way of viewing an aspect of our operations that, when viewed in conjunction with our GAAP results, provides a more comprehensive understanding of our business and operations. In particular, investors may find the non-GAAP measures useful by reviewing our net sales results without the volatility in foreign currency exchange rates.  This non-GAAP financial measure also facilitates management’s internal comparisons to our historical net sales results and comparisons to competitors’ net sales results. Constant-currency financial measures should be viewed in addition to, and not in lieu of or superior to, our financial measures calculated in accordance with GAAP. The following discussion includes references to constant-currency net sales, and we provide a reconciliation of this non-GAAP measure to the most directly comparable financial measure calculated in accordance with GAAP. All references to quarters relate to the quarter ended June 30 of the particular year.
Highlights of the Second Quarter of 2016

•	Net sales for the second quarter of 2016 increased $8.6 million, or 2% (2% constant-currency), to $388.8 million from $380.2 million for the second quarter of 2015.

•
Net loss attributable to Columbia Sportswear Company increased $1.7 million, or 26%, for the second quarter of 2016 to $8.2 million, or $(0.12) per diluted share, compared to net loss of $6.5 million, or $(0.09) per diluted share, for the second quarter of 2015.

•	We paid a quarterly cash dividend of $0.17 per share, or $11.8 million, in the second quarter of 2016.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.8	54.9	53.3	53.4
Gross profit	46.2	45.1	46.7	46.6
Selling, general and administrative expenses	49.7	47.7	43.6	42.8
Net licensing income	0.5	0.2	0.5	0.3
Income (loss) from operations	(3.0)	(2.4)	3.6	4.1
Interest income, net	0.2	0.2	—	0.1
Interest expense on note payable to related party	(0.2)	(0.1)	—	(0.1)
Other non-operating income (expense)	0.1	0.1	—	(0.2)
Income (loss) before income tax	(2.9)	(2.2)	3.6	3.9
Income tax benefit (expense)	0.9	0.7	(0.7)	(1.3)
Net income (loss)	(2.0)	(1.5)	2.9	2.6
Net income attributable to non-controlling interest	0.1	0.2	0.3	0.3
Net income (loss) attributable to Columbia Sportswear Company	(2.1)%	(1.7)%	2.6%	2.3%
Quarter Ended June 30, 2016 Compared to Quarter Ended June 30, 2015
Net Sales: Consolidated net sales increased $8.6 million, or 2% (2% constant-currency), to $388.8 million for the second quarter of 2016 from $380.2 million for the comparable period in 2015.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016(1)	2015	% Change	% Change(1)
	(In millions, except for percentage changes)
United States	$228.8	$—	$228.8	$212.1	8%	8%
LAAP	87.3	(0.6)	86.7	97.0	(10)%	(11)%
EMEA	59.1	(0.7)	58.4	59.8	(1)%	(2)%
Canada	13.6	0.7	14.3	11.3	20%	27%
	$388.8	$(0.6)	$388.2	$380.2	2%	2%
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
Net sales in the United States increased $16.7 million, or 8%, to $228.8 million for the second quarter of 2016 from $212.1 million for the comparable period in 2015. The net sales increase in the United States was concentrated in the Columbia brand, followed by the prAna brand, partially offset by a net sales decrease in the Mountain Hardwear brand. The United States net sales increase was led by an increase in net sales in our direct-to-consumer business, followed by our wholesale business. The net sales increase in our direct-to-consumer business was led by increased net sales from our retail stores, followed by increased e-commerce net sales. At June 30, 2016, we operated 113 retail stores, compared with 97 retail stores at June 30, 2015. The net sales increase in our wholesale business was led by net sales increases in the Columbia and prAna brands reflecting increased advanced and replenishment orders, partially offset by net sales decreases in the Mountain Hardwear and SOREL brands.
Net sales in the LAAP region decreased $9.7 million, or 10% (11% in constant-currency), to $87.3 million for the second quarter of 2016 from $97.0 million for the comparable period in 2015. The net sales decrease in the LAAP region was concentrated in the Columbia brand and consisted of net sales decreases in Korea, China and our LAAP distributor business, partially offset by a net sales increase in Japan. The net sales decrease in Korea reflected continued business weakness amid the extremely competitive outdoor sector in that country. The net sales decrease in China primarily reflected a shift in the timing of wholesale shipments between the first quarter of 2016 and the second quarter of 2016. The net sales decrease in our LAAP distributor business primarily reflected a shift in the timing of shipments of fall 2016 advanced orders, as a larger percentage are expected to ship in the third quarter of 2016 than the second quarter of 2016, compared to the prior fall season shipments. The LAAP distributor net sales decline also reflected reduced fall 2016 advance orders.
Net sales in the EMEA region decreased $0.7 million, or 1% (2% constant-currency), to $59.1 million for the second quarter of 2016 from $59.8 million for the comparable period in 2015. The EMEA net sales decrease consisted of a net sales decrease in the Columbia brand, partially offset by net sales increases in the SOREL, prAna and Mountain Hardwear brands. The EMEA net sales decrease consisted of a net sales decrease in our EMEA distributor business, primarily reflecting lower net sales to the company’s Russia distributor as it continues to adapt its business to macroeconomic challenges in that region, largely offset by an increase in net sales in our EMEA direct business, driven by a net sales increase in the Columbia brand.
Net sales in Canada increased $2.3 million, or 20% (27% constant-currency), to $13.6 million for the second quarter of 2016 from $11.3 million for the comparable period in 2015. The increase in net sales in Canada was concentrated in the Columbia brand and reflected net sales increases in our direct-to-consumer and wholesale businesses.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016	2015	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$333.4	$(0.4)	$333.0	$325.1	3%	2%
SOREL	3.5	0.1	3.6	4.3	(19)%	(16)%
prAna	32.2	—	32.2	26.1	23%	23%
Mountain Hardwear	17.0	(0.1)	16.9	21.2	(20)%	(20)%
Other	2.7	(0.2)	2.5	3.5	(23)%	(29)%
	$388.8	$(0.6)	$388.2	$380.2	2%	2%
The net sales increase in the second quarter of 2016 compared to the second quarter of 2015 was primarily driven by Columbia brand net sales, followed by the prAna brand, and was partially offset by a net sales decrease in the Mountain Hardwear brand. The Columbia brand net sales increase was led by the United States, followed by Canada, partially offset by decreases in the LAAP and EMEA regions.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016	2015	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$321.5	$(0.4)	$321.1	$310.2	4%	4%
Footwear	67.3	(0.2)	67.1	70.0	(4)%	(4)%
	$388.8	$(0.6)	$388.2	$380.2	2%	2%
Net sales of apparel, accessories and equipment increased $11.3 million, or 4% (4% constant-currency), to $321.5 million for the second quarter of 2016 from $310.2 million for the comparable period in 2015. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia brand, followed by the prAna brand, partially offset by a net sales decrease in the Mountain Hardwear brand. The apparel, accessories and equipment net sales increase was led by the United States, followed by Canada, and was partially offset by net sales decreases in the LAAP and EMEA regions. The apparel, accessories and equipment net sales increase in the United States was led by direct-to-consumer net sales, followed by wholesale net sales.
Net sales of footwear decreased $2.7 million, or 4% (4% constant-currency), to $67.3 million for the second quarter of 2016 from $70.0 million for the comparable period in 2015. The decrease in footwear net sales was led by the Columbia brand, followed by the SOREL brand. The decrease in footwear net sales reflected net sales decreases in the LAAP region and Canada, partially offset by net sales increases in the EMEA region and the United States. The decrease in footwear net sales in the LAAP region was led by our LAAP distributor business, followed by China.
Gross Profit: Gross profit, as a percentage of net sales, increased to 46.2% for the second quarter of 2016 from 45.1% for the comparable period in 2015. Gross profit expansion was primarily due to:

•
Favorable changes in sales channel mix with a higher proportion of direct-to-consumer net sales, which carry higher gross margins, and a lower proportion of sales to international distributors, which carry lower gross margins;

•	Selective price increases across product categories and geographies; and

•	A favorable sourcing environment;
partially offset by:

•	Unfavorable foreign currency hedge rates in Europe, Canada and Japan; and

•	Lower gross margins on closeout product sales.

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

SG&A expense increased $11.8 million, or 7%, to $193.3 million, or 49.7% of net sales, for the second quarter of 2016 from $181.5 million, or 47.7% of net sales, for the comparable period in 2015. The SG&A expense increase was primarily due to:

•	Increased expenses relating to our expanding global direct-to-consumer operations;

•	Increased personnel expenses to support strategic initiatives and business growth; and

•	Increased information technology investments;
partially offset by:

•	Decreased demand creation expenses during the quarter.

Depreciation and amortization included in SG&A expense totaled $14.6 million for the second quarter of 2016, compared to $13.6 million for the same period in 2015.
Other Non-operating Income: Other non-operating income decreased $0.2 million, or 40%, to $0.3 million, for the second quarter of 2016, compared to $0.5 million, for the comparable period in 2015. The decrease was attributed to lower net gains on the revaluation of foreign currency denominated assets and liabilities and settlement of foreign-currency denominated intercompany transactions.
Income Tax Benefit: Income tax benefit increased to $3.2 million for the second quarter of 2016 from $2.4 million for the comparable period in 2015. Our effective income tax rate was 29.1% for the second quarter of 2016 compared to 29.2% for the same period in 2015.
Net Loss Attributable to Columbia Sportswear Company: Net loss increased $1.7 million, or 26%, to $8.2 million, or $(0.12) per diluted share, for the second quarter of 2016 from $6.5 million, or $(0.09) per diluted share, for the comparable period in 2015.
Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Net Sales: Consolidated net sales increased $54.7 million, or 6% (8% constant-dollar), to $913.9 million for the six months ended June 30, 2016 from $859.2 million for the comparable period in 2015.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Six Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016	2015	% Change	% Change
	(In millions, except for percentage changes)
United States	$565.0	$—	$565.0	$495.9	14%	14%
LAAP	189.1	2.8	191.9	210.1	(10)%	(9)%
EMEA	110.4	2.5	112.9	107.6	3%	5%
Canada	49.4	5.3	54.7	45.6	8%	20%
	$913.9	$10.6	$924.5	$859.2	6%	8%
Net sales in the United States increased $69.1 million, or 14%, to $565.0 million for the six months ended June 30, 2016 from $495.9 million for the comparable period in 2015. The net sales increase in the United States was primarily the result of a net sales increase in the Columbia brand, followed by a net sales increase in the prAna brand. The United States net sales increase was led by an increase in net sales in our direct-to-consumer business, followed by our wholesale business. The net sales increase in our direct-to-consumer business was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At June 30, 2016, we operated 113 retail stores, compared with 97 retail stores at June 30, 2015. The net sales increase in our wholesale business was led by net sales increases in the Columbia, prAna and SOREL brands, reflecting increased advanced and replenishment orders, partially offset by a net sales decrease in the Mountain Hardwear brand.
Net sales in the LAAP region decreased $21.0 million, or 10% (9% constant-currency), to $189.1 million for the six months ended June 30, 2016 from $210.1 million for the comparable period in 2015. The net sales decrease in the LAAP region was led by a net sales decrease in Korea, followed by our LAAP distributor business and China, partially offset by a net sales increase in Japan. The net sales decrease in Korea reflected continued business weakness amid the extremely competitive outdoor sector in that country. Net sales in our LAAP distributor business were affected by a shift in timing of shipments of spring 2016 advanced orders, as a larger percentage shipped in the fourth quarter of 2015 than the first quarter of 2016, compared to the prior spring season shipments, and a shift in timing of shipments of fall 2016 advanced orders, as a larger percentage are expected to ship in the third quarter of 2016 than the second quarter of 2016, compared to the prior fall season shipments. LAAP distributor net sales also decreased due to reduced spring 2016 and fall 2016 advance orders. Net sales in China were negatively affected by foreign currency exchange rates, which offset a net sales increase in local currency.
Net sales in the EMEA region increased $2.8 million, or 3% (5% constant-currency), to $110.4 million for the six months ended June 30, 2016 from $107.6 million for the comparable period in 2015. The EMEA net sales increase consisted of a net sales increase in our EMEA-direct business primarily concentrated in the Columbia brand, partially offset by a net sales decrease in our EMEA distributor business. The EMEA-direct net sales increase primarily reflected increased advanced orders from European wholesale customers.
Net sales in Canada increased $3.8 million, or 8% (20% constant-currency), to $49.4 million for the six months ended June 30, 2016 from $45.6 million for the comparable period in 2015. The increase in net sales in Canada was largely driven by a net sales increase in the Columbia brand. The net sales increase in Canada reflected net sales increases in our direct-to-consumer and wholesale businesses.
Sales by Brand
Net sales by brand are summarized in the following table:

	Six Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016	2015	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$770.5	$9.5	$780.0	$726.1	6%	7%
SOREL	21.6	0.5	22.1	17.7	22%	25%
prAna	73.6	—	73.6	63.2	16%	16%
Mountain Hardwear	42.2	0.7	42.9	46.3	(9)%	(7)%
Other	6.0	(0.1)	5.9	5.9	2%	—%
	$913.9	$10.6	$924.5	$859.2	6%	8%
The net sales increase in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was led by increased Columbia brand net sales, followed by net sales increases in the prAna and SOREL brands, partially offset by a net sales decrease in the Mountain Hardwear brand. The Columbia brand net sales increase was led by the United States, followed by Canada and the EMEA region, partially offset by a net sales decrease in the LAAP region.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Six Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016	2015	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$755.5	$7.9	$763.4	$709.5	6%	8%
Footwear	158.4	2.7	161.1	149.7	6%	8%
	$913.9	$10.6	$924.5	$859.2	6%	8%
Net sales of apparel, accessories and equipment increased $46.0 million, or 6% (8% constant-currency), to $755.5 million for the six months ended June 30, 2016 from $709.5 million for the comparable period in 2015. The increase in apparel, accessories and equipment net sales was led by an increase in Columbia brand net sales, followed by the prAna brand, partially offset by a net sales decrease in the Mountain Hardwear brand. The apparel, accessories and equipment net sales increase was led by a net sales increase in the United States, followed by Canada, partially offset by a net sales decrease in the LAAP region. The apparel, accessories and equipment net sales increase in the United States was led by an increase in direct-to-consumer net sales, followed by wholesale net sales.
Net sales of footwear increased $8.7 million, or 6% (8% constant-currency), to $158.4 million for the six months ended June 30, 2016 compared to $149.7 million for the comparable period in 2015. The increase in footwear net sales was led by a net sales increase in the Columbia brand, followed by the SOREL brand. The increase in footwear net sales was led by a net sales increase in the United States, followed by the EMEA region, partially offset by net sales decreases in the LAAP region and Canada. The increase in footwear net sales in the United States was led by an increase in direct-to-consumer net sales followed by wholesale net sales.
Gross Profit: Gross profit, as a percentage of net sales, increased to 46.7% for the six months ended June 30, 2016 from 46.6% for the comparable period in 2015. Gross profit expansion was primarily due to:

•
Favorable changes in sales channel mix with a higher proportion of direct-to-consumer net sales, which carry higher gross margins, and a lower proportion of sales to international distributors, which carry lower gross margins;

•	Selective price increases across product categories and geographies; and

•	A favorable sourcing environment;
partially offset by:

•	Unfavorable foreign currency hedge rates in Europe, Canada and Japan.

Selling, General and Administrative Expense: SG&A expense increased $30.3 million, or 8%, to $398.3 million, or 43.6% of net sales, for the six months ended June 30, 2016 from $368.0 million, or 42.8% of net sales, for the comparable period in 2015. The SG&A expense increase was primarily due to:

•	Increased expenses relating to our expanding global direct-to-consumer operations;

•	Increased personnel expenses to support strategic initiatives and business growth; and

•	Increased information technology investments;
partially offset by:

•	Favorable foreign currency translation effects.

Depreciation and amortization included in SG&A expense totaled $29.1 million for the six months ended June 30, 2016, compared to $27.2 million for the same period in 2015.
Other Non-operating Expense: Other non-operating expense was $0.1 million for the six months ended June 30, 2016, compared to $1.7 million for the comparable period in 2015. The $1.6 million decrease in non-operating expense was attributed to lower net losses on the revaluation of foreign currency denominated assets and liabilities and settlement of foreign-currency denominated intercompany transactions.
Income Tax Expense: Income tax expense decreased to $6.7 million for the six months ended June 30, 2016 from $11.7 million for the six months ended June 30, 2015. Our effective income tax rate was 20.3% for the six months ended June 30, 2016 compared to 34.6% for the same period in 2015. The lower effective tax rate primarily reflected a tax benefit of $4.5 million, or $0.06 per diluted share, representing excess tax benefits from share-based payment awards recorded in income tax expense resulting from the company's adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting: Topic 710, effective January 1, 2016. See Note 1 under Changes affecting comparability for further discussion. The effective tax rate also decreased due to the expected geographic mix of projected full year 2016 pre-tax income.
Net Income Attributable to Columbia Sportswear Company: Net income increased $3.7 million, or 19%, to $23.6 million, or $0.33 per diluted share, for the six months ended June 30, 2016 from $19.9 million, or $0.28 per diluted share for the comparable period in 2015. Net income for the six months ended June 30, 2016 included the tax benefit of $4.5 million, or $0.06 per diluted share, from the adoption of ASU 2016-09 as noted above.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our global direct-to-consumer expansion, ongoing ERP and complementary systems implementations, general corporate needs and the expansion of our global operations. At June 30, 2016, we had total cash and cash equivalents of $415.9 million, compared to $369.8 million at December 31, 2015 and $371.1 million at June 30, 2015. In addition, we had short-term investments of $12.9 million at June 30, 2016, compared to $0.6 million at December 31, 2015 and $46.4 million at June 30, 2015. At June 30, 2016, approximately 57% of our cash and short-term investments were held by foreign subsidiaries, from which repatriation of those funds to the United States would likely result in a significant tax expense for us. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
Net cash provided by operating activities was $102.7 million for the six months ended June 30, 2016, compared to $24.1 million for the same period in 2015. The increase in cash provided by operating activities was primarily driven by increased collections of accounts receivable and a lower increase in inventory for the six months ended June 30, 2016 compared to the same period in 2015.
Net cash used in investing activities was $35.3 million for the six months ended June 30, 2016, compared to $47.3 million for the comparable period in 2015. For the 2016 period, cash used in investing activities primarily consisted of $23.0 million for capital expenditures and $12.4 million of net purchases of short-term investments. For the same period in 2015, net cash used in investing activities primarily consisted of $28.4 million for capital expenditures and $19.0 million of net purchases of short-term investments.

Net cash used in financing activities was $19.0 million for the six months ended June 30, 2016, compared to $19.5 million for the comparable period in 2015. For the 2016 period, net cash used in financing activities primarily consisted of dividend payments of $23.7 million, partially offset by net proceeds from stock plan activity of $4.3 million. For the same period in 2015, net cash used in financing activities primarily consisted of dividend payments of $21.1 million and repurchases of common stock of $14.5 million, partially offset by net proceeds and tax benefits from stock plan activity of $16.2 million.
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At June 30, 2016, $2.4 million was outstanding under this line of credit. At June 30, 2016, we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined credit limit of approximately $87.3 million at June 30, 2016, of which $2.2 million is designated as a European customs guarantee. At June 30, 2016, no balance was outstanding under these subsidiary lines of credit.
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
Management regularly discusses with our audit committee each of our critical accounting estimates, the development and selection of these accounting estimates, and the disclosure about each estimate in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These discussions typically occur at our quarterly audit committee meetings and include the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.
There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 2 to the notes to the condensed consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We are implementing an ERP system and complementary systems that support our operations and financial reporting, which significantly affect our business and financial transaction and reporting processes. This implementation is occurring in phases globally over several years, with implementation to date at our North American operations and international distributor businesses , excluding prAna, as well as the majority of our global supply chain operations. Each implementation phase of our worldwide ERP system and complementary systems involves changes to the processes that constitute our internal control over financial reporting. We are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
In addition to the direct currency exchange rate exposures described above, our business is indirectly exposed to currency exchange rate risks. For example, all of the independent EMEA and LAAP distributors to whom we sell purchase their inventory from us in U.S. dollars. Weakening of a distributor's functional currency relative to the U.S. dollar makes it more expensive for it to purchase finished goods inventory from us. In order to make those purchases and pay us on a timely basis, our distributors must exchange sufficient quantities of their functional currency for U.S. dollars through the financial markets. Some of our distributors have experienced periods during which they have been unable to obtain U.S. dollars in sufficient amounts to complete their purchase of finished goods inventory or to pay amounts owed for past purchases. Although each independent distributor bears the full risk of fluctuations in the value of its currency against the U.S. dollar, our business can be indirectly affected when adverse fluctuations cause a distributor to cancel portions of prior advance orders and/or significantly reduce its future purchases. In addition, price increases that our distributors implement in an effort to offset higher product costs may make our products less price-competitive in those markets and reduce consumer demand for our products. For example, economic turmoil has significantly devalued the Russian ruble, causing the U.S. dollar-denominated inventory purchased by our Russian distributor to be more expensive, resulting in reduced advance orders with us and leading the distributor to implement local-currency retail price increases in an effort to mitigate the effects of the weaker ruble.

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
Our Sales Are Subject to Cancellation
We do not have long-term contracts with any of our wholesale customers. We do have contracts with our distributors; however, although these contracts may have annual purchase minimums which must be met in order to retain the distribution rights, the distributors are not otherwise obligated to purchase product. Sales to our retailers and distributors are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling. We consider the timing of delivery dates in our wholesale customer orders when we forecast our sales and earnings for future periods. If any of our major customers, including independent distributors, experience a significant downturn in business or fail to remain committed to our products or brands, these customers could postpone, reduce, cancel or discontinue purchases from us. As a result, we could experience a decline in sales or gross profit, write-downs of excess inventory, increased discounts, extended credit terms to our customers, or uncollectable accounts receivable, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and our common stock price.
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

Our International Operations Involve Many Risks
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, foreign government fiscal and political crises, political and economic disputes and sanctions, changes in consumer preferences, foreign currency fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials and our cost of doing business. For example, political and economic turmoil in certain South American distributor markets have resulted in currency and import restrictions, limiting our ability to sell products in some countries in this region. Also, Russia constitutes a significant portion of our non-U.S. sales and operating income and a significant change in conditions in that market has had an adverse effect on our results of operations. In addition, the United Kingdom’s June 23, 2016 referendum, in which voters approved its exit from the European Union (commonly referred to as "Brexit"), has created economic uncertainty and volatility in currency exchange rates, and the potential adverse effects of changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union, and the associated impacts to our Europe operations, are unknown. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected.
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
Our Success Depends on Our Distribution Facilities
Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and services, such as the transition of value-added services functions from contract manufacturers to our distribution centers, and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon, Robards, Kentucky and a leased facility in Carlsbad, California; in Canada, we rely primarily on our distribution facility in London, Ontario; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, we rely primarily on a third-party logistics distribution provider in Tokyo; in Korea, we rely primarily on one leased distribution facility near Seoul that we manage and operate; and in China, we rely primarily on four distribution centers, all of which are managed by third-parties.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors has authorized the repurchase of $700,000,000 of our common stock. As of June 30, 2016, we had repurchased 20,992,740 shares under this program at an aggregate purchase price of approximately $526,511,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.
We did not repurchase any equity securities during the three months ended June 30, 2016.

Item 6.    EXHIBITS

(a)	Exhibits

10.1
Eighth amendment to Credit Agreement dated July 28, 2016 among Columbia Sportswear Company,
Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of
America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on August 2, 2016) (File No. 0-23939)

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Executive Vice President of Finance, Chief Financial Officer and Treasurer

32.1	Section 1350 Certification of Timothy P. Boyle, Chief Executive Officer

32.2	Section 1350 Certification of Thomas B. Cusick, Executive Vice President of Finance, Chief Financial Officer and Treasurer

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
Date: August 4, 2016	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Executive Vice President of Finance, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)