Form 10-Q
period 2016-09-30
COLUMBIA SPORTSWEAR CO
filed 2016-11-03
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on October 21, 2016 was 69,799,352.

COLUMBIA SPORTSWEAR COMPANY
SEPTEMBER 30, 2016

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2016	December 31, 2015	September 30, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$219,189	$369,770	$173,410
Short-term investments	467	629	629
Accounts receivable, net of allowance of $8,519, $9,928 and $9,043, respectively	486,236	371,953	529,844
Inventories	588,021	473,637	546,685
Deferred income taxes	—	—	62,888
Prepaid expenses and other current assets	33,514	33,400	35,140
Total current assets	1,327,427	1,249,389	1,348,596
Property, plant and equipment, at cost, net of accumulated depreciation of $403,244, $363,278 and $354,273, respectively	285,514	291,687	294,926
Intangible assets, net (Note 4)	134,724	138,584	139,871
Goodwill	68,594	68,594	68,594
Deferred income taxes	79,934	76,181	2,972
Other non-current assets	25,622	21,718	21,917
Total assets	$1,921,815	$1,846,153	$1,876,876
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$20	$1,940	$21,045
Accounts payable	136,667	217,230	170,168
Accrued liabilities (Note 5)	166,496	141,862	163,897
Income taxes payable	29,332	5,038	30,515
Deferred income taxes	—	—	126
Total current liabilities	332,515	366,070	385,751
Note payable to related party (Note 13)	14,629	15,030	15,356
Other long-term liabilities	43,066	40,172	38,625
Income taxes payable	10,724	8,839	11,256
Deferred income taxes	229	229	4,364
Total liabilities	401,163	430,340	455,352
Commitments and contingencies (Note 11)
Columbia Sportswear Company Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 69,792, 69,277, and 70,376, issued and outstanding, respectively (Note 8)	49,091	34,776	86,869
Retained earnings	1,457,495	1,385,860	1,334,390
Accumulated other comprehensive loss (Note 7)	(6,934)	(20,836)	(14,862)
Total Columbia Sportswear Company shareholders’ equity	1,499,652	1,399,800	1,406,397
Non-controlling interest (Note 3)	21,000	16,013	15,127
Total equity	1,520,652	1,415,813	1,421,524
Total liabilities and equity	$1,921,815	$1,846,153	$1,876,876
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$745,714	$767,550	$1,659,595	$1,626,766
Cost of sales	400,002	411,090	886,922	870,214
Gross profit	345,712	356,460	772,673	756,552
Selling, general and administrative expenses	224,497	226,778	622,843	594,782
Net licensing income	2,415	2,587	6,279	5,659
Income from operations	123,630	132,269	156,109	167,429
Interest income, net	393	309	1,576	1,260
Interest expense on note payable to related party (Note 13)	(253)	(275)	(779)	(827)
Other non-operating expense	(620)	(1,558)	(736)	(3,287)
Income before income tax	123,150	130,745	156,170	164,575
Income tax expense	(36,598)	(37,805)	(43,297)	(49,520)
Net income	86,552	92,940	112,873	115,055
Net income attributable to non-controlling interest	2,967	1,879	5,690	4,068
Net income attributable to Columbia Sportswear Company	$83,585	$91,061	$107,183	$110,987
Earnings per share attributable to Columbia Sportswear Company (Note 8):
Basic	$1.20	$1.29	$1.54	$1.58
Diluted	1.18	1.28	1.52	1.56
Cash dividends per share	$0.17	$0.15	$0.51	$0.45
Weighted average shares outstanding (Note 8):
Basic	69,761	70,338	69,632	70,253
Diluted	70,630	71,239	70,586	71,201
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$86,552	$92,940	$112,873	$115,055
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities (net of tax benefit of $0, $0, $0 and $3, respectively)	(4)	(4)	(2)	(6)
Unrealized gains (losses) on derivative transactions (net of tax effect of ($200), ($990), $3,360 and ($1,279), respectively)	399	(6,667)	(9,025)	(4,947)
Foreign currency translation adjustments (net of tax benefit (expense) of ($123), ($448), ($306) and $622, respectively)	3,390	(12,206)	22,226	(26,314)
Other comprehensive income (loss)	3,785	(18,877)	13,199	(31,267)
Comprehensive income	90,337	74,063	126,072	83,788
Comprehensive income attributable to non-controlling interest	2,913	1,281	4,987	3,496
Comprehensive income attributable to Columbia Sportswear Company	$87,424	$72,782	$121,085	$80,292
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$112,873	$115,055
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	44,478	41,921
Loss on disposal and impairment of property, plant, and equipment	3,646	679
Deferred income taxes	927	3,181
Stock-based compensation	8,454	8,731
Excess tax benefit from employee stock plans	—	(7,642)
Changes in operating assets and liabilities:
Accounts receivable	(106,906)	(195,018)
Inventories	(103,475)	(173,444)
Prepaid expenses and other current assets	429	2,762
Other assets	(2,552)	(2,676)
Accounts payable	(82,590)	(41,327)
Accrued liabilities	10,999	16,747
Income taxes payable	26,045	16,799
Other liabilities	2,505	3,367
Net cash used in operating activities	(85,167)	(210,865)
Cash flows from investing activities:
Purchases of short-term investments	(21,263)	(38,208)
Sales of short-term investments	21,263	64,980
Capital expenditures	(35,588)	(47,796)
Proceeds from sale of property, plant, and equipment	52	126
Net cash used in investing activities	(35,536)	(20,898)
Cash flows from financing activities:
Proceeds from credit facilities	59,277	36,519
Repayments on credit facilities	(61,197)	(15,343)
Proceeds from issuance of common stock under employee stock plans	10,742	16,901
Tax payments related to restricted stock unit issuances	(4,870)	(4,633)
Excess tax benefit from employee stock plans	—	7,642
Repurchase of common stock	(11)	(14,525)
Cash dividends paid	(35,548)	(31,667)
Net cash used in financing activities	(31,607)	(5,106)
Net effect of exchange rate changes on cash	1,729	(3,279)
Net decrease in cash and cash equivalents	(150,581)	(240,148)
Cash and cash equivalents, beginning of period	369,770	413,558
Cash and cash equivalents, end of period	$219,189	$173,410
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$14,601	$26,413
Cash paid during the period for interest on note payable to related party	792	834
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$3,656	$9,150
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the "Company") and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of September 30, 2016 and 2015, and the results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015. The December 31, 2015 financial information was derived from the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
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
Changes Affecting Comparability
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes: Topic 740, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The Company early-adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. Therefore, prior periods have not been adjusted to reflect this guidance. If the Company had retrospectively adopted this guidance, the effects on September 30, 2015 balances would have been a $62,888,000 decrease in current deferred tax assets, a $62,922,000 increase in long-term deferred tax assets, a $126,000 decrease in current deferred tax liabilities and a $160,000 increase in long-term deferred tax liabilities.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting: Topic 718, which simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. The Company elected to early-adopt ASU 2016-09 with an effective date of January 1, 2016. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of $465,000 and $4,940,000 in income tax expense, rather than in paid-in capital, for the three and nine months ended September 30, 2016, respectively.
In addition, under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. The Company has elected to apply the cash flow classification guidance of ASU 2016-09 prospectively, resulting in an increase to operating cash flow of $4,973,000 for the nine months ended September 30, 2016; the prior year period has not been adjusted.
The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.
ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding of 227,047 and 243,002 shares for the three and nine months ended September 30, 2016, respectively.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, except as described in Note 1 under Changes affecting comparability.
Impairment of Long-lived Assets
Long-lived assets are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. Impairment charges for long-lived assets are included in selling, general and administrative ("SG&A") expense and were $3,258,000 for the nine months ended September 30, 2016. These charges were recorded in the United States segment for certain underperforming retail stores. There were no such charges for the three months ended September 30, 2016 or the nine months ended September 30, 2015.
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
In February 2016, the FASB issued ASU 2016-02, Leases: Topic 842, in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The new standard will become effective beginning with the first quarter of 2019 using a modified retrospective approach and early adoption is permitted. The Company expects that this standard will have a material impact on its consolidated balance sheet and is currently evaluating the impact.
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
NOTE 3—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources, Limited ("Swire") to support the development and operation of the Company's business in China. The joint venture began operations on January 1, 2014. The accounts of the joint venture are included in the condensed consolidated financial statements. Swire's share of net income from the joint venture is included in net income attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015. The 40% non-controlling equity interest in this entity is included in total equity as non-controlling interest in the Condensed Consolidated Balance Sheets as of September 30, 2016 and 2015, and December 31, 2015.
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the nine months ended September 30, 2016 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2015	$1,399,800	$16,013	$1,415,813
Net income	107,183	5,690	112,873
Other comprehensive income (loss), net of tax:
Unrealized holding losses on available-for-sale securities	(2)	—	(2)
Derivative holding gains (losses)	(9,078)	53	(9,025)
Foreign currency translation adjustments	22,982	(756)	22,226
Cash dividends ($0.51 per share)	(35,548)	—	(35,548)
Issuance of common stock under employee stock plans, net	5,872	—	5,872
Stock-based compensation expense	8,454	—	8,454
Repurchase of common stock	(11)	—	(11)
Balance at September 30, 2016	$1,499,652	$21,000	$1,520,652
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the nine months ended September 30, 2015 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2014	$1,343,603	$11,631	$1,355,234
Net income	110,987	4,068	115,055
Other comprehensive income (loss), net of tax:
Unrealized holding losses on available-for-sale securities	(6)	—	(6)
Derivative holding losses	(4,947)	—	(4,947)
Foreign currency translation adjustments	(25,742)	(572)	(26,314)
Cash dividends ($0.45 per share)	(31,667)	—	(31,667)
Issuance of common stock under employee stock plans, net	12,268	—	12,268
Tax adjustment from stock plans	7,695	—	7,695
Stock-based compensation expense	8,731	—	8,731
Repurchase of common stock	(14,525)	—	(14,525)
Balance at September 30, 2015	$1,406,397	$15,127	$1,421,524
NOTE 4—INTANGIBLE ASSETS, NET

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
Intangible Assets
The following table summarizes the Company’s identifiable intangible assets (in thousands):

	September 30, 2016	December 31, 2015	September 30, 2015
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(8,989)	(7,992)	(7,659)
Customer relationships	(8,906)	(6,043)	(5,089)
Total accumulated amortization	(17,895)	(14,035)	(12,748)
Net carrying amount	19,303	23,163	24,450
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$134,724	$138,584	$139,871
Amortization expense for intangible assets subject to amortization was $1,287,000 for both the three months ended September 30, 2016 and 2015, and was $3,860,000 for both the nine months ended September 30, 2016 and 2015.
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
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$11,653	$10,966	$11,487	$11,148
Provision for warranty claims	922	921	3,360	3,246
Warranty claims	(462)	(478)	(2,894)	(2,711)
Other	76	(138)	236	(412)
Balance at end of period	$12,189	$11,271	$12,189	$11,271

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
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$1,008	$898	$2,989	$2,727
Restricted stock units	1,993	1,894	5,465	6,004
Total	$3,001	$2,792	$8,454	$8,731
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
The following table presents the weighted average assumptions for stock options granted in the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected option term	4.37 years	4.37 years	4.63 years	4.60 years
Expected stock price volatility	29.34%	29.37%	29.80%	26.56%
Risk-free interest rate	0.94%	1.27%	1.17%	1.20%
Expected annual dividend yield	1.17%	0.84%	1.20%	1.26%
Weighted average grant date fair value	$13.12	$17.12	$13.38	$10.36
During the nine months ended September 30, 2016 and 2015, the Company granted a total of 428,500 and 499,240 stock options, respectively. At September 30, 2016, unrecognized costs related to outstanding stock options totaled approximately $7,866,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at September 30, 2016 are expected to be recognized over a weighted average period of 2.34 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, expected annual dividend yield and closing price of the Company’s common stock on the date of grant.
 The following table presents the weighted average assumptions for restricted stock units granted in the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Vesting period	4.01 years	4.00 years	3.83 years	3.82 years
Expected annual dividend yield	1.17%	0.93%	1.16%	1.14%
Estimated average grant date fair value per restricted stock unit	$55.43	$62.53	$55.94	$51.09
During the nine months ended September 30, 2016 and 2015, the Company granted 190,119 and 195,873 restricted stock units, respectively. At September 30, 2016, unrecognized costs related to outstanding restricted stock units totaled approximately $14,739,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

related vesting period using the straight-line attribution method. These unrecognized costs at September 30, 2016 are expected to be recognized over a weighted average period of 2.18 years.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the three months ended September 30, 2016 (in thousands):

	Unrealized losses on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at June 30, 2016	$—	$(3,337)	$(7,436)	$(10,773)
Other comprehensive income (loss) before reclassifications	(4)	(319)	3,497	3,174
Amounts reclassified from other comprehensive income	—	665	—	665
Net other comprehensive income (loss) during the period	(4)	346	3,497	3,839
Balance at September 30, 2016	$(4)	$(2,991)	$(3,939)	$(6,934)
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
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the nine months ended September 30, 2016 (in thousands):

	Unrealized losses on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2015	$(2)	$6,087	$(26,921)	$(20,836)
Other comprehensive income (loss) before reclassifications	(2)	(8,244)	22,982	14,736
Amounts reclassified from other comprehensive income	—	(834)	—	(834)
Net other comprehensive loss during the period	(2)	(9,078)	22,982	13,902
Balance at September 30, 2016	$(4)	$(2,991)	$(3,939)	$(6,934)

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
The Company early-adopted ASU 2016-09 on a prospective basis, effective January 1, 2016, which resulted in additional diluted weighted average shares of 227,047 and 243,002 for the three and nine months ended September 30, 2016. See Note 1 under Changes affecting comparability for further discussion.
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares of common stock outstanding, used in computing basic earnings per share	69,761	70,338	69,632	70,253
Effect of dilutive stock options and restricted stock units	869	901	954	948
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,630	71,239	70,586	71,201
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$1.20	$1.29	$1.54	$1.58
Diluted	1.18	1.28	1.52	1.56

Stock options and service-based restricted stock units representing 575,541 and 192,652 shares of common stock for the three months ended September 30, 2016 and 2015, respectively, and 506,437 and 141,844 shares of common stock for the nine months ended September 30, 2016 and 2015, respectively, were outstanding but were excluded from the computation of diluted EPS as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 71,243 and 122,857 shares of common stock for the three months ended September 30, 2016 and 2015, respectively, and 68,897 and 123,075 shares of common stock for the nine months ended September 30, 2016 and 2015, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Common Stock Repurchase Plan
Since the inception of the Company’s stock repurchase plan in 2004 through September 30, 2016, the Company’s Board of Directors has authorized the repurchase of $700,000,000 of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of September 30, 2016, the Company had repurchased 20,992,940 shares under this program at an aggregate purchase price of approximately $526,522,000. During the nine months ended September 30, 2016, the Company repurchased 200 shares of the Company's common stock at an aggregate purchase price of $11,000. During the nine months ended September 30, 2015, the Company repurchased 258,874 shares of the Company's common stock at an aggregate purchase price of $14,525,000.
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
The geographic distribution of the Company’s net sales and income from operations are summarized in the following table (in thousands) for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales to unrelated entities:
United States	$484,758	$513,148	$1,049,779	$1,008,940
LAAP	112,718	109,407	301,777	319,537
EMEA	73,062	67,295	183,436	175,025
Canada	75,176	77,700	124,603	123,264
	$745,714	$767,550	$1,659,595	$1,626,766
Segment income from operations:
United States	$138,682	$148,062	$226,661	$223,586
LAAP	17,698	14,967	37,196	38,894
EMEA	6,599	7,828	7,963	11,308
Canada	13,548	16,563	14,234	19,352
Total segment income from operations	176,527	187,420	286,054	293,140
Unallocated corporate expenses	(52,897)	(55,151)	(129,945)	(125,711)
Interest income, net	393	309	1,576	1,260
Interest expense on note payable to related party	(253)	(275)	(779)	(827)
Other non-operating expense	(620)	(1,558)	(736)	(3,287)
Income before income taxes	$123,150	$130,745	$156,170	$164,575
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

cash flows from anticipated U.S. dollar inventory purchases. The Company's prAna subsidiary uses U.S. dollars as its functional currency and is exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward and option contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points is excluded from the determination of hedge effectiveness and included in current period cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales. For option contracts, the change in fair value attributable to changes in time value are excluded from the assessment of hedge effectiveness and included in current period cost of sales. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2016 and 2015.

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
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	September 30, 2016	December 31, 2015	September 30, 2015
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$204,000	$161,000	$133,500
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	189,159	113,195	81,000
At September 30, 2016, approximately $3,130,000 of deferred net losses on both designated and dedesignated cash flow hedges accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the European euro, Chinese renminbi, Canadian dollar and Japanese yen when outstanding derivative contracts mature.
At September 30, 2016, the Company’s derivative contracts had a remaining maturity of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $1,000,000 at September 30, 2016. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	September 30, 2016	December 31, 2015	September 30, 2015
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$1,880	$5,394	$2,101
Currency forward contracts	Other non-current assets	344	566	309
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	3,295	224	170
Currency forward contracts	Other long-term liabilities	559	—	—
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	99	1,328	391
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	850	1,693	489

The following table presents the statement of operations effect and classification of derivative instruments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income or loss	—	$(266)	$789	$(8,191)	$5,629
Gain (loss) reclassified from accumulated other comprehensive income or loss to income for the effective portion	Net sales	(46)	187	115	187
Gain (loss) reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	(784)	8,878	821	12,825
Loss reclassified from accumulated other comprehensive income or loss to income as a result of cash flow hedge discontinuance	Cost of sales	—	—	(81)	—
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	(4)	(3)	1	(20)
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	143	84	1,105	(126)
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating expense	(444)	260	(3,885)	2,840
NOTE 11—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories and equipment. At September 30, 2016, inventory purchase obligations were $282,129,000.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$96,994	$—	$—	$96,994
Time deposits	42,248	—	—	42,248
Other short-term investments:
Mutual fund shares	467	—	—	467
Other current assets:
Derivative financial instruments (Note 10)	—	1,979	—	1,979
Other non-current assets:
Derivative financial instruments (Note 10)	—	344	—	344
Mutual fund shares	8,245	—	—	8,245
Total assets measured at fair value	$147,954	$2,323	$—	$150,277
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 10)	$—	$4,145	$—	$4,145
Other long-term liabilities:
Derivative financial instruments (Note 10)	—	559	—	559
Total liabilities measured at fair value	$—	$4,704	$—	$4,704
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$114,247	$—	$—	$114,247
Time deposits	63,327	—	—	63,327
Other short-term investments:
Mutual fund shares	629	—	—	629
Other current assets:
Derivative financial instruments (Note 10)	—	6,722	—	6,722
Other non-current assets:
Derivative financial instruments (Note 10)	—	566	—	566
Mutual fund shares	6,887	—	—	6,887
Total assets measured at fair value	$185,090	$7,288	$—	$192,378
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 10)	$—	$1,917	$—	$1,917
Total liabilities measured at fair value	$—	$1,917	$—	$1,917

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$82,137	$—	$—	$82,137
Time deposits	23,600	—	—	23,600
Other short-term investments:
Mutual funds shares	629	—	—	629
Other current assets:
Derivative financial instruments (Note 10)	—	2,492	—	2,492
Other non-current assets:
Derivative financial instruments (Note 10)	—	309	—	309
Mutual fund shares	6,596	—	—	6,596
Total assets measured at fair value	$112,962	$2,801	$—	$115,763
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 10)	$—	$659	$—	$659
Total liabilities measured at fair value	$—	$659	$—	$659

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, which are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
Non-recurring Fair Value Measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2016, December 31, 2015 or September 30, 2015.
NOTE 13—RELATED PARTY TRANSACTIONS
The Company owns a 60% controlling interest in a joint venture formed with Swire, which is a related party. The joint venture arrangement involves Transition Services Agreements ("TSAs") with Swire, under which Swire provides administrative and information technology services to the joint venture. The Company continues to reduce its costs under the TSAs as it internalizes the back-office functions and related personnel, and begins to transition the joint venture's systems to the Company's platform. The joint venture incurred service fees, valued under the TSAs at Swire's cost, of $765,000 and $1,225,000 during the three months ended September 30, 2016 and 2015, respectively, and $2,660,000 and $5,099,000 during the nine months ended September 30, 2016 and 2015, respectively. These fees are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. In addition, the joint venture pays Swire sourcing fees related to the purchase of certain inventory. These sourcing fees are capitalized into inventories and charged to cost of sales as the inventories are sold. The Company did not incur these sourcing fees for the three months ended September 30, 2016. The Company incurred $73,000 of these sourcing fees for the three months ended September 30, 2015. The Company incurred $61,000 and $362,000 of these sourcing fees for the nine months ended September 30, 2016 and 2015, respectively.
In 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as note payable to related party in the Condensed Consolidated Balance Sheet as of September 30, 2016 and 2015 and December 31, 2015. The note with Swire, in the principal amount of RMB 97,600,000 (US $14,629,000 at September 30, 2016), matures on December 31, 2018 and bears interest at a fixed annual rate of 7%. Interest expense related to this note was $253,000 and $275,000 for the three months ended September 30, 2016 and 2015, respectively, and $779,000 and $827,000 for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016 and 2015, and December 31, 2015, net payables to Swire for service fees, interest expense and miscellaneous expenses totaled $948,000, $2,995,000 and $1,472,000, respectively, and were included in accounts payable in the Condensed Consolidated Balance Sheets.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Business Outlook
The global business climate continues to present us with a great deal of uncertainty, making it difficult to predict future results. Consistent with the historical seasonality of the business, we anticipate 2016 profitability to be heavily concentrated in the second half of the year. Factors that could significantly affect our full year 2016 financial results include:

•	Performance and profitability of our owned brick-and-mortar stores and e-commerce direct-to-consumer sales globally;

•
Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on cancellations of advance wholesale orders, sales returns, wholesale customer accommodations, replenishment orders and reorders, direct-to-consumer sales, changes in mix and volume of full price sales in relation to promotional and closeout product sales and suppressed wholesale and end-consumer demand in subsequent seasons;

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
Highlights of the Third Quarter of 2016

•	Net sales for the third quarter of 2016 decreased $21.9 million, or 3% (3% constant-currency), to $745.7 million from $767.6 million for the third quarter of 2015.

•
Net income attributable to Columbia Sportswear Company decreased $7.5 million, or 8%, for the third quarter of 2016 to $83.6 million, or $1.18 per diluted share, compared to net income of $91.1 million, or $1.28 per diluted share, for the third quarter of 2015.

•	We paid a quarterly cash dividend of $0.17 per share, or $11.9 million, in the third quarter of 2016.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.6	53.6	53.4	53.5
Gross profit	46.4	46.4	46.6	46.5
Selling, general and administrative expenses	30.1	29.5	37.5	36.6
Net licensing income	0.3	0.3	0.3	0.4
Income from operations	16.6	17.2	9.4	10.3
Interest income, net	—	—	0.1	—
Interest expense on note payable to related party	—	—	(0.1)	—
Other non-operating expense	(0.1)	(0.2)	—	(0.2)
Income before income tax	16.5	17.0	9.4	10.1
Income tax expense	(4.9)	(4.9)	(2.6)	(3.0)
Net income	11.6	12.1	6.8	7.1
Net income attributable to non-controlling interest	0.4	0.2	0.3	0.3
Net income attributable to Columbia Sportswear Company	11.2%	11.9%	6.5%	6.8%
Quarter Ended September 30, 2016 Compared to Quarter Ended September 30, 2015
Net Sales: Consolidated net sales decreased $21.9 million, or 3% (3% constant-currency), to $745.7 million for the third quarter of 2016 from $767.6 million for the comparable period in 2015.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016(1)	2015	% Change	% Change(1)
	(In millions, except for percentage changes)
United States	$484.8	$—	$484.8	$513.1	(6)%	(6)%
LAAP	112.7	(2.5)	110.2	109.4	3%	1%
EMEA	73.0	(0.1)	72.9	67.4	8%	8%
Canada	75.2	0.3	75.5	77.7	(3)%	(3)%
	$745.7	$(2.3)	$743.4	$767.6	(3)%	(3)%
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
Net sales in the United States decreased $28.3 million, or 6%, to $484.8 million for the third quarter of 2016 from $513.1 million for the comparable period in 2015. The net sales decrease in the United States was concentrated in the Columbia brand, followed by the Mountain Hardwear brand, partially offset by a net sales increase in the SOREL and prAna brands. The United States net sales decrease was led by a decrease in net sales in our wholesale business, partially offset by a net sales increase in our direct-to-consumer business. The net sales decrease in our wholesale business was driven by the combined effects of a shift in the timing of shipments of fall 2016 advance orders from the third quarter into the fourth quarter of 2016 compared to the same period last year, when a larger amount of fall 2015 advance orders shipped in the third quarter compared to the fourth quarter, as well as the impact of U.S. wholesale customer bankruptcies during 2016. The net sales increase in our direct-to-consumer business was led by increased net sales from our retail stores, followed by increased e-commerce net sales. At September 30, 2016, we operated 115 retail stores, compared with 102 retail stores at September 30, 2015.
Net sales in the LAAP region increased $3.3 million, or 3% (1% in constant-currency), to $112.7 million for the third quarter of 2016 from $109.4 million for the comparable period in 2015. The net sales increase in the LAAP region was concentrated in the Columbia brand, partially offset by a net sales decrease in the Mountain Hardwear brand. The LAAP net sales increase was concentrated in Japan and China, partially offset by net sales decreases in Korea and our LAAP distributor business. The net sales increase in Japan was driven by the positive effects of foreign currency exchange rates, which offset a net sales decrease in local currency. The net sales increase in China was concentrated in the Columbia brand. The net sales decrease in Korea reflected changing consumer preferences away from the outdoor category of merchandise that has resulted in industry-wide excess inventory in that country. The net sales decrease in our LAAP distributor business was due to decreased fall 2016 advance orders.
Net sales in the EMEA region increased $5.6 million, or 8% (8% constant-currency), to $73.0 million for the third quarter of 2016 from $67.4 million for the comparable period in 2015. The EMEA net sales increase consisted of net sales increases across all brands. The EMEA net sales increase consisted of a net sales increase in our EMEA direct business, driven by net sales increases in the Columbia and SOREL brands, partially offset by a net sales decrease in our EMEA distributor business, reflecting a decline in net sales to our Russia distributor as it continues to adapt its business to macroeconomic challenges in that region.
Net sales in Canada decreased $2.5 million, or 3% (3% constant-currency), to $75.2 million for the third quarter of 2016 from $77.7 million for the comparable period in 2015. The decrease in net sales in Canada was led by the SOREL brand, followed by the prAna brand, partially offset by net sales increases in the Columbia and Mountain Hardwear brands. The net sales decrease in Canada reflected a net sales decrease in our wholesale business, partially offset by a net sales increase in our direct-to-consumer business.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016	2015	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$587.3	$(1.8)	$585.5	$609.7	(4)%	(4)%
SOREL	87.6	(0.3)	87.3	86.2	2%	1%
prAna	38.1	—	38.1	34.4	11%	11%
Mountain Hardwear	30.5	(0.2)	30.3	34.8	(12)%	(13)%
Other	2.2	—	2.2	2.5	(12)%	(12)%
	$745.7	$(2.3)	$743.4	$767.6	(3)%	(3)%
The net sales decrease in the third quarter of 2016 compared to the third quarter of 2015 was led by a net sales decrease in the Columbia brand, followed by the Mountain Hardwear brand, partially offset by net sales increases in the prAna and SOREL brands. The Columbia brand net sales decrease consisted of a net sales decrease in the United States, partially offset by increases in the LAAP region, the EMEA region and Canada.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016	2015	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$574.1	$(1.7)	$572.4	$596.1	(4)%	(4)%
Footwear	171.6	(0.6)	171.0	171.5	—%	—%
	$745.7	$(2.3)	$743.4	$767.6	(3)%	(3)%
Net sales of apparel, accessories and equipment decreased $22.0 million, or 4% (4% constant-currency), to $574.1 million for the third quarter of 2016 from $596.1 million for the comparable period in 2015. The decrease in apparel, accessories and equipment net sales was concentrated in the Columbia brand, followed by the Mountain Hardwear brand, partially offset by a net sales increase in the prAna brand. The apparel, accessories and equipment net sales decrease was driven by a net sales decrease in the United States, partially offset by net sales increases in Canada, the EMEA region and the LAAP region. The apparel, accessories and equipment net sales decrease in the United States was led by wholesale net sales, partially offset by an increase in direct-to-consumer net sales.
Net sales of footwear were essentially unchanged with an increase of $0.1 million, or less than 1% (less than 1% constant-currency), to $171.6 million for the third quarter of 2016 from $171.5 million for the comparable period in 2015.
Gross Profit: Gross profit, as a percentage of net sales, was unchanged at 46.4% for the third quarter of 2016 and the comparable period in 2015, and was affected by:

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

SG&A expense decreased $2.3 million, or 1%, to $224.5 million, or 30.1% of net sales, for the third quarter of 2016 from $226.8 million, or 29.5% of net sales, for the comparable period in 2015. The SG&A expense decrease was primarily due to:

•	Cost containment measures that have been implemented throughout the year;

•	Lower incentive compensation expense; and

•	Lower demand creation expense;
partially offset by:

•	Increased costs to support our expanding global direct-to-consumer businesses; and

•	Increased personnel costs to support strategic initiatives and business growth.

Depreciation and amortization included in SG&A expense totaled $14.8 million for the third quarter of 2016, compared to $13.9 million for the same period in 2015.
Other Non-operating Expense: Other non-operating expense decreased $1.0 million, or 60%, to $0.6 million, for the third quarter of 2016, compared to $1.6 million, for the comparable period in 2015. The decrease was attributed to lower net losses on the revaluation of foreign currency denominated assets and liabilities and settlement of foreign-currency denominated intercompany transactions.
Income Tax Expense: Income tax expense decreased to $36.6 million for the third quarter of 2016 from $37.8 million for the comparable period in 2015. Our effective income tax rate was 29.7% for the third quarter of 2016 compared to 28.9% for the same period in 2015. The increase in our effective income tax rate was primarily due to a non-recurring income tax benefit of $6.3 million, or $0.09 per diluted share, that was recognized in the third quarter of 2015 related to a reduction in the valuation allowance associated with net operating losses in certain international tax jurisdictions, partially offset by the effect of generating a higher proportion of taxable income in international jurisdictions, where income tax rates are generally lower than in the United States, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.
Net Income Attributable to Columbia Sportswear Company: Net income decreased $7.5 million, or 8%, to $83.6 million, or $1.18 per diluted share, for the third quarter of 2016 from $91.1 million, or $1.28 per diluted share, for the comparable period in 2015.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Net Sales: Consolidated net sales increased $32.8 million, or 2% (3% constant-currency), to $1,659.6 million for the nine months ended September 30, 2016 from $1,626.8 million for the comparable period in 2015.

Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016	2015	% Change	% Change
	(In millions, except for percentage changes)
United States	$1,049.8	$—	$1,049.8	$1,009.0	4%	4%
LAAP	301.8	0.3	302.1	319.5	(6)%	(5)%
EMEA	183.4	2.4	185.8	175.0	5%	6%
Canada	124.6	5.6	130.2	123.3	1%	6%
	$1,659.6	$8.3	$1,667.9	$1,626.8	2%	3%
Net sales in the United States increased $40.8 million, or 4%, to $1,049.8 million for the nine months ended September 30, 2016 from $1,009.0 million for the comparable period in 2015. The net sales increase in the United States was primarily the result of a net sales increase in the Columbia, prAna and SOREL brands, partially offset by a net sales decrease in the Mountain Hardwear brand. The United States net sales increase was led by an increase in net sales in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business. The net sales increase in our direct-to-consumer business was led by increased net sales within our retail stores, followed by increased e-commerce net sales. At September 30, 2016, we operated 115 retail stores, compared with 102 retail stores at September 30, 2015. The net sales decrease in our wholesale business was driven by the combined effects of a shift in the timing of shipments of fall 2016 advance orders from the third quarter into the fourth quarter of 2016 compared to the same period last year when a larger amount of fall 2015 advance orders shipped in the third quarter compared to the fourth quarter, as well as the impact of U.S. wholesale customer bankruptcies during 2016.
Net sales in the LAAP region decreased $17.7 million, or 6% (5% constant-currency), to $301.8 million for the nine months ended September 30, 2016 from $319.5 million for the comparable period in 2015. The net sales decrease in the LAAP region was led by a net sales decrease in Korea, followed by lower net sales to our LAAP distributors, partially offset by a net sales increase in Japan. The net sales decrease in Korea reflected changing consumer preferences away from the outdoor category of merchandise that has resulted in industry-wide excess inventory in that country. The LAAP distributor net sales decrease was driven by reduced spring 2016 and fall 2016 advance orders. The net sales increase in Japan was driven by the positive effects of foreign currency exchange rates, as net sales in local currency were essentially unchanged.
Net sales in the EMEA region increased $8.4 million, or 5% (6% constant-currency), to $183.4 million for the nine months ended September 30, 2016 from $175.0 million for the comparable period in 2015. The EMEA net sales increase consisted of a net sales increase in our EMEA direct business, primarily concentrated in the Columbia brand, partially offset by a net sales decrease in our EMEA distributor business, reflecting a decline in net sales to our Russia distributor as it continues to adapt its business to macroeconomic challenges in that region. The EMEA direct net sales increase primarily reflected increased advance orders from European wholesale customers.
Net sales in Canada increased $1.3 million, or 1% (6% constant-currency), to $124.6 million for the nine months ended September 30, 2016 from $123.3 million for the comparable period in 2015. The increase in net sales in Canada was largely driven by a net sales increase in the Columbia brand, followed by the Mountain Hardwear brand, partially offset by a net sales decrease in the SOREL brand. The net sales increase in Canada reflected a net sales increase in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business.
Sales by Brand
Net sales by brand are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016	2015	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$1,357.8	$7.7	$1,365.5	$1,335.8	2%	2%
SOREL	109.2	0.2	109.4	103.9	5%	5%
prAna	111.7	—	111.7	97.6	14%	14%
Mountain Hardwear	72.7	0.5	73.2	81.1	(10)%	(10)%
Other	8.2	(0.1)	8.1	8.4	(2)%	(4)%
	$1,659.6	$8.3	$1,667.9	$1,626.8	2%	3%
The net sales increase for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was led by increased Columbia brand net sales, followed by net sales increases in the prAna and SOREL brands, partially offset by a net sales decrease in the Mountain Hardwear brand. The Columbia brand net sales increase was led by the United States, followed by the EMEA region and Canada, partially offset by a net sales decrease in the LAAP region.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016	2015	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$1,329.6	$6.2	$1,335.8	$1,305.6	2%	2%
Footwear	330.0	2.1	332.1	321.2	3%	3%
	$1,659.6	$8.3	$1,667.9	$1,626.8	2%	3%
Net sales of apparel, accessories and equipment increased $24.0 million, or 2% (2% constant-currency), to $1,329.6 million for the nine months ended September 30, 2016 from $1,305.6 million for the comparable period in 2015. The increase in apparel, accessories and equipment net sales was led by an increase in Columbia brand net sales, followed by the prAna brand, partially offset by a net sales decrease in the Mountain Hardwear brand. The apparel, accessories and equipment net sales increase was led by a net sales increase in the United States, followed by Canada and the EMEA region, partially offset by a net sales decrease in the LAAP region. The apparel, accessories and equipment net sales increase in the United States was led by an increase in direct-to-consumer net sales, partially offset by a net sales decrease in our wholesale business.
Net sales of footwear increased $8.8 million, or 3% (3% constant-currency), to $330.0 million for the nine months ended September 30, 2016 compared to $321.2 million for the comparable period in 2015. The increase in footwear net sales was led by a net sales increase in the SOREL brand, followed by the Columbia brand. The increase in footwear net sales was led by a net sales increase in the United States, followed by the EMEA region, partially offset by net sales decreases in Canada and the LAAP region. The increase in footwear net sales in the United States was led by an increase in direct-to-consumer net sales followed by wholesale net sales.
Gross Profit: Gross profit, as a percentage of net sales, increased to 46.6% for the nine months ended September 30, 2016 from 46.5% for the comparable period in 2015. Gross profit expansion was primarily due to:

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

Selling, General and Administrative Expense: SG&A expense increased $28.1 million, or 5%, to $622.8 million, or 37.5% of net sales, for the nine months ended September 30, 2016 from $594.8 million, or 36.6% of net sales, for the comparable period in 2015. The SG&A expense increase was primarily due to:

•	Increased expenses related to the expansion of our global direct-to-consumer businesses;

•	Increased personnel expenses to support strategic initiatives and business growth; and

•	Increased information technology investments;
partially offset by:

•	Lower incentive compensation expenses;

•	Lower demand creation expenses; and

•	Cost containment measures that have been implemented throughout the year.

Depreciation and amortization included in SG&A expense totaled $43.8 million for the nine months ended September 30, 2016, compared to $41.1 million for the same period in 2015.
Other Non-operating Expense: Other non-operating expense was $0.7 million for the nine months ended September 30, 2016, compared to $3.3 million for the comparable period in 2015. The $2.6 million decrease in non-operating expense was attributed to lower net losses on the revaluation of foreign currency denominated assets and liabilities and settlement of foreign-currency denominated intercompany transactions.
Income Tax Expense: Income tax expense decreased to $43.3 million for the nine months ended September 30, 2016 from $49.5 million for the nine months ended September 30, 2015. Our effective income tax rate was 27.7% for the nine months ended September 30, 2016 compared to 30.1% for the same period in 2015. The decrease in our effective income tax rate was primarily due to generating a higher proportion of taxable income in international jurisdictions, where income tax rates are generally lower than in the United States, and an income tax benefit of $4.9 million, or $0.07 per diluted share, representing excess tax benefits from share-based payment awards recorded in income tax expense resulting from the company's adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting: Topic 710, effective January 1, 2016. See Note 1 under Changes affecting comparability for further discussion. These decreases were partially offset by a non-recurring income tax benefit of $6.3 million, or $0.09 per diluted share, that was recognized in the third quarter of 2015 related to a reduction in the valuation allowance associated with net operating losses in certain international tax jurisdictions.
Net Income Attributable to Columbia Sportswear Company: Net income decreased $3.8 million, or 3%, to $107.2 million, or $1.52 per diluted share, for the nine months ended September 30, 2016 from $111.0 million, or $1.56 per diluted share for the comparable period in 2015.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our global direct-to-consumer expansion, ongoing ERP and complementary systems implementations, general corporate needs and the expansion of our global operations. At September 30, 2016, we had total cash and cash equivalents of $219.2 million, compared to $369.8 million at December 31, 2015 and $173.4 million at September 30, 2015. In addition, we had short-term investments of $0.5 million at September 30, 2016, compared to $0.6 million at December 31, 2015 and $0.6 million at September 30, 2015. At September 30, 2016, approximately 82% of our cash and short-term investments were held by foreign subsidiaries, from which repatriation of those funds to the United States would likely result in a significant tax expense for us. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
Net cash used in operating activities was $85.2 million for the nine months ended September 30, 2016, compared to $210.9 million for the same period in 2015. The decrease in cash used in operating activities was primarily driven by lower increases in accounts receivable and inventory and lower accounts payable levels associated with earlier receipt and payment of fall 2016 inventory during the nine months ended September 30, 2016 compared to the same period in 2015.

Net cash used in investing activities was $35.5 million for the nine months ended September 30, 2016, compared to $20.9 million for the comparable period in 2015. For the 2016 period, cash used in investing activities primarily consisted of $35.6 million for capital expenditures. For the same period in 2015, net cash used in investing activities primarily consisted of $47.8 million for capital expenditures, offset by $26.8 million of net sales of short-term investments.
Net cash used in financing activities was $31.6 million for the nine months ended September 30, 2016, compared to $5.1 million for the comparable period in 2015. For the 2016 period, net cash used in financing activities primarily consisted of dividend payments of $35.5 million and net repayments on credit facilities of $1.9 million, partially offset by net proceeds from stock plan activity of $5.9 million. For the same period in 2015, net cash used in financing activities primarily consisted of dividend payments of $31.7 million and repurchases of common stock of $14.5 million, partially offset by net proceeds from credit facilities of $21.2 million and net proceeds from stock plan activity of $12.3 million.
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At September 30, 2016, no balance was outstanding under this line of credit. At September 30, 2016, we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined credit limit of approximately $102.0 million at September 30, 2016, of which $2.2 million is designated as a European customs guarantee. At September 30, 2016, less than $0.1 million was outstanding under these subsidiary lines of credit.
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
Changes in Internal Control over Financial Reporting
We are implementing an ERP system and complementary systems that support our operations and financial reporting, which significantly affect our business and financial transaction and reporting processes. This implementation is occurring in phases globally over several years, with implementation to date at our North American operations and international distributor businesses, excluding prAna, as well as the majority of our global supply chain operations. Each implementation phase of our worldwide ERP system and complementary systems involves changes to the processes that constitute our internal control over financial reporting. We are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
To implement our business strategies, we must continue to modify and fund various aspects of our business, to maintain and enhance our information systems and supply chain operations to improve efficiencies, and to attract, retain and manage qualified personnel. These efforts, coupled with cost containment measures, place increasing strain on management, information technology, financial, product design, marketing, distribution, supply chain and other resources, and we may have operating difficulties as a result. For example, in support of our strategic initiatives, we are making significant investments in our business processes and information technology infrastructure that require significant management attention and corporate resources. These changes may make it increasingly difficult to pursue acquisitions or adapt our information technology systems and business processes to integrate an acquired business. These integration challenges may also be present as we continue to fully integrate operations of our joint venture business in China, which began operations in January 2014, and of prAna, which we acquired in May 2014. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our legacy ERP, product development and retail point-of-sale and other systems, on which we continue to manage a substantial portion of our business activities, are highly customized. As a result, the availability of internal and external resources with the expertise to maintain these systems is limited. Our legacy systems may not support desired functionality for our operations and may inhibit our ability to operate efficiently, which could have an adverse effect on our financial condition, results of operations or cash flows. As we transition from our legacy ERP and supporting systems to our new ERP and supporting systems, certain functionality and information from our legacy systems, including that of third party systems that interface with our legacy systems, may not be fully compatible with the new systems. As a result, temporary processes or solutions may be required, including manual operations, which could significantly increase the risk of loss or corruption of data and information used by the business and/or result in business disruptions, which could have a material adverse effect on our capital resources, financial condition, results of operations or cash flows.
System Security Risks, Data Breaches and Cyber Attacks Could Disrupt Our Operations
We manage and store various proprietary information and sensitive or confidential data relating to our business, including sensitive and personally identifiable information. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our customers or our employees, including the potential loss or disclosure of such information, data or assets as a result of hacking, fraud, trickery or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our brand and reputation or otherwise harm our business. In addition, our current data protection measures might not protect us against increasingly sophisticated and aggressive threats and the cost and operational consequences of implementing further data protection measures could be significant.
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
Reliance on contract manufacturers also creates quality control risks. Contract manufacturers may need to use sub-contracted manufacturers to fulfill demand and these manufacturers may have less experience producing our products or possess lower overall capabilities, which could result in compromised quality of our products. A failure in our quality control program, or a failure of our contract manufacturers or their contractors to meet our quality control standards, may result in diminished product quality, which in turn could result in increased order cancellations, price concessions and returns, decreased consumer demand for our products, non-compliance with our product standards or regulatory requirements or product recalls (or other regulatory actions), any of which may have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May Be Adversely Affected by the Financial Health of our Customers
In recent periods, sluggish economies and consumer uncertainty regarding future economic prospects in our key markets had an adverse effect on the financial health of our customers, some of whom filed or may file for protection under bankruptcy laws, which may in turn have a material adverse effect on our results of operations and financial condition. We extend credit to our customers based on an assessment of the customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectable receivables. In addition, we face increased risk of order reduction or cancellation or reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant wholesale customers and independent international distributors have liquidated or reorganized, while others have had financial difficulties in the past or have experienced tightened credit markets and sales declines and reduced profitability, which in turn have had an adverse effect on our business. We may reduce our level of business with customers experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May Be Adversely Affected by Currency Exchange Rate Fluctuations
We derive a significant portion of our net sales from markets outside the United States, comprised of sales to wholesale customers and directly to consumers by our consolidated subsidiaries in Europe, Korea, Japan and Canada, and our China joint venture, and sales to independent international distributors who operate within the EMEA and LAAP regions. Sales and related operational expenses of our foreign subsidiaries and China joint venture, as well as their respective assets and liabilities, are denominated in currencies other than the U.S. dollar and translated into U.S. dollars for periodic reporting purposes using the exchange rates in effect during each period. If the U.S. dollar strengthens against the foreign subsidiary’s functional currency, translated revenues and expenses will decline on a relative basis.

The majority of our purchases of finished goods inventory from contract manufacturers are denominated in U.S. dollars, including purchases by our foreign subsidiaries and China joint venture. The cost of these products may be affected by relative changes in the value of the local currencies of these subsidiaries and the joint venture in relation to the U.S. dollar, and in relation to the local currencies of our manufacturing vendors. In order to facilitate solicitation of advance orders from wholesale customers and distributors for the spring and fall seasons, we establish local-currency-denominated wholesale and retail price lists in each of our foreign subsidiaries approximately six to nine months prior to U.S. dollar-denominated seasonal inventory purchases. As a result, our consolidated results are directly exposed to transactional foreign currency exchange risk to the extent that the U.S. dollar strengthens during the six to nine months between when we establish seasonal local-currency prices and when we purchase inventory.
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
In addition to the direct currency exchange rate exposures described above, our business is indirectly exposed to currency exchange rate risks. For example, all of the EMEA and LAAP distributors to whom we sell purchase their inventory from us in U.S. dollars. Weakening of a distributor's functional currency relative to the U.S. dollar makes it more expensive for it to purchase finished goods inventory from us. In order to make those purchases and pay us on a timely basis, our distributors must exchange sufficient quantities of their functional currency for U.S. dollars through the financial markets. Some of our distributors have experienced periods during which they have been unable to obtain U.S. dollars in sufficient amounts to complete their purchase of finished goods inventory or to pay amounts owed for past purchases. Although each distributor bears the full risk of fluctuations in the value of its currency against the U.S. dollar, our business can be indirectly affected when adverse fluctuations cause a distributor to cancel portions of prior advance orders and/or significantly reduce its future purchases. In addition, price increases that our distributors implement in an effort to offset higher product costs may make our products less price-competitive in those markets and reduce consumer demand for our products. For example, economic turmoil has significantly devalued the Russian ruble, causing the U.S. dollar-denominated inventory purchased by our Russian distributor to be more expensive, resulting in reduced advance orders with us and leading the distributor to implement local-currency retail price increases in an effort to mitigate the effects of the weaker ruble.
Currency exchange rate fluctuations may also create indirect risk to our business by disrupting the business of independent finished goods manufacturers from which we purchase our products. When their functional currencies weaken in relation to other currencies, the raw materials they purchase on world commodities markets become more expensive and more difficult to finance. Although each manufacturer bears the full risk of fluctuations in the value of its currency against other currencies, our business can be indirectly affected when adverse fluctuations cause a manufacturer to raise the prices of goods it produces for us, disrupt the manufacturer's ability to purchase the necessary raw materials on a timely basis or disrupt the manufacturer's ability to function as an ongoing business.
Primarily for each of the reasons described above, currency fluctuations and disruptions in currency exchange markets may have a material adverse effect on our financial condition, results of operations or cash flows.
Our Sales Are Subject to Cancellation
We do not have long-term contracts with any of our wholesale customers. We do have contracts with our independent international distributors; however, although these contracts may have annual purchase minimums which must be met in order to retain the distribution rights, the distributors are not otherwise obligated to purchase product. Sales to our wholesale customers and distributors are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling. We consider the timing of delivery dates in our wholesale customer orders when we forecast our sales and earnings for future periods. If any of our major customers, including distributors, experience a significant downturn in business or fail to remain committed to our products or brands, these customers could postpone, reduce, cancel or discontinue purchases from us. As a result, we could experience a decline in sales or gross profit, write-downs of excess inventory, increased discounts, extended credit terms to our customers, or uncollectable accounts receivable, which could have a material adverse effect on our financial condition, results of operations, or cash flows.
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
In addition, from time to time we license the right to operate retail stores for our brands to third parties, primarily to our independent international distributors. We provide training to support these stores and set operational standards. However, these third parties may not operate the stores in a manner consistent with our standards, which could harm their sales and as a result harm our results of operations or cause reputational damage to our brands.
Our Results of Operations Could Be Materially Harmed If We Are Unable to Accurately Match Supply Forecast with Consumer Demand for Our Products
Many factors may significantly affect demand for our products, including, among other things, economic conditions, fashion trends, the financial condition of our independent international distributors and wholesale customers, consumer and customer preferences and weather, making it difficult to accurately forecast demand for our products and our future results of operations. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place a significant amount of orders for our products with contract manufacturers prior to receiving orders from our customers, and we maintain an inventory of various products that we anticipate will be in greatest demand. In addition, customers are generally allowed to cancel orders prior to shipment.
Factors that could affect our ability to accurately forecast demand for our products include:

•	Unseasonable weather conditions;

•	Our reliance, for certain demand and supply planning functions, on manual processes and judgment that are subject to human error;

•	Consumer acceptance of our products or changes in consumer demand for products of our competitors, which could increase pressure on our product development cycle;

•
Unanticipated changes in general market conditions or other factors, which may result in lower advance orders from wholesale customers and distributors, cancellations of advance orders or a reduction or increase in the rate of reorders placed by retailers; and

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
We Face Risks Associated with Consumer Preferences and Fashion Trends
Changes in consumer preferences or consumer interest in outdoor activities may have a material adverse effect on our business. In addition, changes in fashion trends may have a greater effect than in the past as we expand our offerings to include more product categories in more geographic areas that are generally more sensitive to fashion trends. We also face risks because our business requires us and our customers to anticipate consumer preferences and respond to changing consumer demands in a timely manner. Lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. Our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk by soliciting advance order commitments by retailers, we must generally place a significant portion of our seasonal production orders with our contract manufacturers before we have received all of a season’s advance orders from customers, and orders may be canceled by customers before shipment. If we or our customers fail to anticipate and respond to consumer preferences or fail to respond in a timely manner, we may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Acquisitions may also cause us to incur debt or result in dilutive issuances of our equity securities. Our acquisitions may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges in the future. We also make various estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions used to value these assets and liabilities vary from actual or future projected results, we may be exposed to losses, including impairment losses, that could be material.
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

Our International Operations Involve Many Risks
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, foreign government fiscal and political crises, political and economic disputes and sanctions, changes in consumer preferences, foreign currency fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials and our cost of doing business. For example, political and economic turmoil in certain South American distributor markets have resulted in currency and import restrictions, limiting our ability to sell products in some countries in this region. Also, Russia constitutes a significant portion of our non-U.S. sales and operating income and a significant change in conditions in that market has had an adverse effect on our results of operations. In addition, the United Kingdom’s June 23, 2016 referendum, in which voters approved its exit from the European Union (commonly referred to as "Brexit"), has created economic uncertainty and volatility in currency exchange rates, and the potential adverse effects of changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union, and the associated impacts to our European operations, are unknown. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected.
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
Retailers who are our customers often pose our most significant competitive threat by designing and marketing apparel, footwear, equipment and accessories under their own private labels. For example, in the United States and Europe, several of our largest customers have developed significant private label brands during the past decade that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advance orders with us in order to manage their own inventory levels downward during periods of unseasonable weather or weak economic cycles. As our direct-to-consumer businesses grow, we also experience direct competition from retailers that are our customers, some of which primarily operate e-commerce operations and employ aggressive pricing strategies. We also compete with other companies for the production capacity of contract manufacturers from which we source our products and for import capacity. Many of our competitors are significantly larger than we are and have substantially greater financial, distribution, marketing and other resources, more stable manufacturing resources and greater brand strength than we have. In addition, when our competitors combine operations through mergers, acquisitions or other transactions, their competitive strengths may increase.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 through July 31, 2016	—	—	—	$173,489,000
August 1, 2016 through August 31, 2016	—	—	—	173,489,000
September 1, 2016 through September 30, 2016	200	53.00	200	173,478,000
Total	200	$53.00	200	$173,478,000
(1) Our Board of Directors has authorized the repurchase of $700,000,000 of our common stock. As of September 30, 2016, we had repurchased 20,992,940 shares under this program at an aggregate purchase price of approximately $526,522,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

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

COLUMBIA SPORTSWEAR COMPANY
Date: November 3, 2016	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Executive Vice President of Finance, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)