Form 10-K
period 2016-12-31
COLUMBIA SPORTSWEAR CO
filed 2017-02-23
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
——————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Registrant's telephone number, including area code)

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
Large accelerated filer  ☒                               Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐           No  ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was $1,562,767,527 based on the last reported sale price of the Company's common stock as reported by the NASDAQ Global Select Market System on that day.
The number of shares of common stock outstanding on February 10, 2017 was 69,485,035.
Part III is incorporated by reference from the registrant's proxy statement for its 2017 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2016.

COLUMBIA SPORTSWEAR COMPANY

DECEMBER 31, 2016

PART I
Item 1.        BUSINESS
General
Founded in 1938 in Portland, Oregon, as a small, family-owned, regional hat distributor and incorporated in 1961, Columbia Sportswear Company has grown to become a global leader in designing, sourcing, marketing, and distributing outdoor and active lifestyle apparel, footwear, accessories, and equipment. Unless the context indicates otherwise, the terms "we", "us", "our", "the Company," and "Columbia" refer to Columbia Sportswear Company, together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest.
As one of the largest outdoor and active lifestyle apparel and footwear companies in the world, our products have earned an international reputation for innovation, quality and performance. We design, source, market, and distribute outdoor and active lifestyle apparel, footwear, accessories, and equipment under four primary brands, which complement each other to address the diverse needs of consumers:
Columbia®
The Columbia brand is our largest brand, offering performance and casual products, including apparel, footwear, accessories, and equipment, for a wide variety of activities and consumers.
SOREL®
Acquired in 2000, the SOREL brand offers premium fashion, casual and cold weather footwear, apparel and accessories for a wide demographic, with a primary emphasis on young, fashion-forward female consumers.
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
The OutDry® brand, acquired in 2010, holds various patents pertaining to processes for manufacturing waterproof and breathable apparel, footwear, accessories, and equipment. We have incorporated OutDry in select Columbia, Mountain Hardwear, SOREL, and Montrail products and also license the product to other parties.
The Pacific Trail® brand, acquired in 2006, is licensed to third parties across a range of apparel, footwear, accessories, and equipment.
We distribute our products through a mix of wholesale distribution channels, our own direct-to-consumer channels (retail stores and e-commerce), independent international distributors, and licensees. In 2016, our products were sold in approximately 90 countries. In 59 of those countries we sell to distributors to whom we have granted distribution rights. Substantially all of our products are manufactured by contract manufacturers located outside the United States.
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
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. In 2016, approximately 60% of our net sales and approximately 90% of our net income were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs. The expansion of our direct-to-consumer channels has increased the proportion of sales, profits and cash flows that we generate in the second half of the year.
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in global economic and geopolitical conditions and volatility of foreign currency exchange rates, which, when combined with seasonal weather patterns, disruptions in wholesale channels of distribution, changes in consumer purchasing behavior, and inflationary or volatile input costs, reduce the predictability of our business.
For further discussion regarding the effects of the macro-economic environment on our business, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Products
We provide high quality apparel, footwear, accessories, and equipment for use in a wide range of outdoor and active lifestyle activities by all consumers. A large percentage of our products are also worn for casual or leisure purposes. The durability and functionality of our Columbia brand and Mountain Hardwear brand products make them ideal for a wide range of outdoor and active lifestyle activities, serving a broad range of consumers, including elite skiers and mountain climbers, outdoor enthusiasts, hunting and fishing enthusiasts, top endurance trail runners, and outdoor-inspired consumers. Our prAna brand apparel products focus on consumers whose active lifestyles include activities such as rock climbing, yoga and outdoor watersports, and our SOREL brand offers consumers premium, durable and functional products, with an increased focus on fashion footwear.
We develop and manage our merchandise in two principal categories: (1) apparel, accessories and equipment and (2) footwear. The following table presents the net sales and approximate percentages of net sales attributable to each of our principal product categories for each of the last three years ended December 31 (dollars in millions).

	2016		2015		2014
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Apparel, accessories and equipment	$1,865.4	78.5%	$1,821.2	78.3%	$1,676.2	79.8%
Footwear	511.6	21.5	505.0	21.7	424.4	20.2
Total	$2,377.0	100.0%	$2,326.2	100.0%	$2,100.6	100.0%
Apparel, accessories and equipment
We design, develop, market, and distribute apparel, accessories and equipment for men and women under our Columbia, Mountain Hardwear, SOREL, and prAna brands, and for youth under our Columbia and Mountain Hardwear brands. Our products incorporate the cumulative design, fabrication, fit, and construction technologies that we have pioneered over several decades and that we continue to innovate. Our apparel, accessories and equipment are designed to be used during a wide variety of outdoor activities, such as skiing, snowboarding, hiking, climbing, mountaineering, camping, hunting, fishing, trail running, water sports, yoga, and adventure travel.
Footwear
We design, develop, market, and distribute footwear products for men, women and youth under our Columbia and SOREL brands. Our footwear products include durable, lightweight hiking boots, trail running shoes, rugged cold weather boots for activities on snow and ice, sandals for use in amphibious activities, and casual shoes for everyday use. Our Columbia brand footwear products seek to address the needs of outdoor consumers who participate in activities that typically involve challenging or unusual terrain in a variety of weather and trail conditions. Our SOREL brand products offer premium casual and cold weather footwear for all ages and genders, with a focus on young, fashion-conscious female consumers.
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
Our research and development efforts are led by an internal team of specialists who work closely with independent suppliers to conceive, develop and commercialize innovative technologies and products that provide the unique performance benefits desired by consumers during outdoor activities. We have also established working relationships with specialists in the fields of chemistry, biochemistry, engineering, industrial design, materials research, and graphic design, and in other related fields. We utilize these relationships, along with consumer feedback, to develop and test innovative performance products, processes, packaging, and displays. We believe that these efforts, coupled with our technical innovation efforts, represent key factors in the past and future success of our products.
Intellectual Property
We own many trademarks, including Columbia Sportswear Company®, Columbia®, SOREL®, Mountain Hard Wear®, prAna®, Montrail®, OutDry®, Pacific Trail®, the Columbia diamond shaped logo, the Mountain Hardwear nut logo, the SOREL polar bear logo, and the prAna sitting pose logo, as well as many other trademarks relating to our brands, products, styles, and technologies. We believe that our trademarks are an important factor in creating a market for our products, in identifying our Company, and in differentiating our products from competitors' products. We have design, process and utility patents as well as pending patent applications in the United States and other countries. We file applications for United States and foreign patents for inventions, designs and improvements that we believe have commercial value; however, these patents may or may not ultimately be issued, enforceable or used in our business. We believe our success primarily depends on our ability to continue offering innovative solutions to match consumer needs through design, research, development, and production advancements rather than our ability to secure patents. The technologies, processes and designs described in our patents are incorporated into many of our most important products and expire at various times. We vigorously protect these proprietary rights against counterfeit reproductions and other infringing activities. Additionally, we license some of our trademarks across a range of apparel, footwear, accessories, equipment, and home products.
Sales and Distribution
We sell our products through a mix of wholesale distribution channels, our own direct-to-consumer channels, independent international distributors, and licensees. The majority of our sales are generated through wholesale channels, which include small, independently operated specialty outdoor and sporting goods stores, regional, national and international sporting goods chains, large regional, national and international department store chains and, internet retailers. We sell our products to distributors in various countries where we generally do not have direct sales and marketing operations. We also sell a wide range of apparel, footwear, accessories, equipment, and home products through licensing arrangements with third party manufacturers. In addition, we market Columbia brand apparel and accessories under licensing arrangements with various collegiate and professional sports organizations and entertainment companies.
We also sell our products directly to consumers in each of our geographic segments through our own network of branded and outlet retail stores and online. In addition, we have concession-based arrangements with third-parties at branded, outlet and shop-in-shop retail locations in our Latin America, Europe and Asia Pacific regions, where the Company retains ownership of inventory and control over certain aspects of operations. Our direct-to-consumer businesses are designed to elevate consumer perception of our brands, increase consumer and retailer awareness of and demand for our products, model compelling retail environments for our products and strengthen emotional connections between consumers and our brands over time. Our branded retail stores and e-commerce sites allow us to showcase a broad selection of products and to support the brand's positioning with fixtures and imagery that may then be replicated and offered for use by our wholesale and distributor customers. These stores and sites provide high visibility for our brands and products and help us to monitor the needs and preferences of consumers. In addition, we operate outlet stores, which serve a role in our overall inventory management by enabling us to profitably liquidate excess, discontinued and out-of-season products while maintaining the integrity of our brands in wholesale and distributor channels.
We operate in four geographic segments: (1) the United States, (2) Latin America and Asia Pacific ("LAAP"), (3) Europe, Middle East and Africa ("EMEA"), and (4) Canada, which are reflective of our internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing, and distribution of outdoor and active lifestyle apparel, footwear, accessories, and equipment. The following table presents net sales to unrelated entities and approximate percentages of net sales by geographic segment for each of the last three years ended December 31 (dollars in millions):

	2016		2015		2014
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
United States	$1,505.2	63.3%	$1,455.2	62.6%	$1,198.4	57.1%
LAAP	453.7	19.1	469.2	20.2	491.6	23.4
EMEA	253.5	10.7	233.2	10.0	259.2	12.3
Canada	164.6	6.9	168.6	7.2	151.4	7.2
Total	$2,377.0	100.0%	$2,326.2	100.0%	$2,100.6	100.0%
United States
The United States accounted for 63.3% of our net sales for 2016. We sell our products in the United States to approximately 3,300 wholesale customers and through our own direct-to-consumer channels. As of December 31, 2016, our United States direct-to-consumer businesses consisted of 91 outlet retail stores, 25 branded retail stores, 2 employee retail stores, and 5 brand-specific e-commerce websites. In addition, we earn licensing income in the United States based on our licensees' sale of licensed products.
We distribute the majority of our products sold in the United States from distribution centers that we own and operate in Portland, Oregon and Robards, Kentucky. In some instances, we arrange to have products shipped from contract manufacturers through third party logistics vendors or directly to wholesale customer-designated facilities in the United States.
LAAP
The LAAP region accounted for 19.1% of our net sales for 2016. We sell our products in the LAAP region through a combination of wholesale and direct-to-consumer channels in China, Japan and Korea and to 12 independent international distributors across the LAAP region.
In Japan and Korea, we sell to approximately 250 wholesale customers. In addition, as of December 31, 2016, there were 118 and 205 concession-based, branded, outlet and shop-in-shop locations in Japan and Korea, respectively. We also sell Columbia, Mountain Hardwear and SOREL products through e-commerce websites in Japan and Korea and Montrail products through an e-commerce website in Japan. We distribute our products to wholesale customers, our own retail stores, licensed stores, and directly to consumers in Japan through an independent logistics company that owns and operates a warehouse located near Tokyo. We distribute our products to wholesale customers, our own retail stores and licensed stores in Korea from a leased warehouse facility near Seoul.
In 2014, we commenced operations of a majority-owned joint venture with Swire Resources Limited ("Swire") for purposes of continuing the development of our business in China. The joint venture operates 92 retail locations, as well our brand specific e-commerce websites across multiple platforms and has distribution relationships with approximately 60 wholesale dealers that operate approximately 750 retail locations. As a 60% majority-owned entity that we control, the joint venture's operations are included in our consolidated financial results. The joint venture distributes our products to wholesale customers, our own retail stores and e-commerce customers in China through independent logistic companies with warehouses in Shanghai.
We sell to 12 distributors that sell to approximately 850 wholesale customers in locations throughout the LAAP region. In addition, we earn licensing income in our LAAP region based on our distributors' production and sale of licensed products. The majority of sales to our LAAP distributors are shipped directly from the contract manufacturers from which we source our products.
EMEA
Sales in our EMEA region accounted for 10.7% of our net sales for 2016. We sell our products in the EMEA region to approximately 3,500 wholesale customers and to 9 independent international distributors that sell to approximately 500 wholesale customers in locations throughout the EMEA region, including Russia, portions of Europe, the Middle East, and Africa. In addition, as of December 31, 2016, we operated 20 outlet and shop-in-shop locations and 1 branded retail store in various locations in Western Europe. We also sell Columbia and SOREL products through brand-specific e-commerce websites in Austria, Belgium, Finland, France, Germany, Ireland, Italy, the Netherlands, Spain, and the United Kingdom.
We distribute the majority of our products sold to EMEA wholesale customers and our own retail stores from a distribution center that we own and operate in Cambrai, France. The majority of sales to our EMEA distributors are shipped directly from the contract manufacturers from which we source our products.
Canada
Sales in Canada accounted for 6.9% of our net sales for 2016. We sell our products in Canada to approximately 1,100 wholesale customers. In addition, as of December 31, 2016, we operated 4 outlet retail stores and 1 employee retail store in Canada. We also sell Columbia, Mountain Hardwear and SOREL products through brand-specific e-commerce websites in Canada.
We distribute the majority of our products sold in Canada from a distribution center that we own in London, Ontario.
Marketing
Our portfolio of brands enables us to target a wide range of consumers across the globe with differentiated products. Marketing supports and enhances our competitive position in the marketplace, drives global alignment through seasonal initiatives, builds brand equity, raises global brand relevance and awareness, infuses our brands with excitement, and, most important, stimulates consumer demand for our products worldwide. During 2016, we invested approximately 5% of our net sales in marketing programs.
Our integrated marketing efforts deliver consistent messages about the performance benefits, features and styling of our products within each of our brands. Our target audiences vary by brand and we utilize a variety of means to deliver our marketing messages, including online advertising and social media, television and print publications, experiential events, branded retail stores in select high-profile locations, enhanced product displays in partnership with various wholesale customers and independent international distributors, and consumer focused public relations efforts.
We work closely with our key wholesale customers to reinforce our brand messages through cooperative online, television, radio, and print advertising campaigns, as well as in stores using branded visual merchandising display tools. We also employ teams that visit our customers' retail locations in major cities around the world to facilitate favorable in-store presentation of our products.
We operate branded e-commerce websites and marketing websites in North America, Europe, Japan, Korea, and China, and maintain a presence on a variety of global social media platforms to connect with consumers. In addition, we authorize many of our wholesale customers and distributors to operate e-commerce or marketing websites or both and to maintain a presence on social media platforms that help to reinforce our brand messages. Through digital media, consumers are able to interact with content created to inform and entertain them about our brands and products, to be directed to nearby retailers, or to purchase our products directly. Use of digital marketing and social media has become increasingly important within each of our brands' global efforts to build strong emotional connections with consumers through consistent, brand-enhancing content.

Working Capital Utilization
We design, develop, market, and distribute our products, but do not own or operate manufacturing facilities. As a result, most of our capital is invested in short-term working capital assets, including cash and cash equivalents, short-term investments, accounts receivable from customers, and finished goods inventory. At December 31, 2016, working capital assets accounted for approximately 70% of total assets. Accordingly, the degree to which we efficiently utilize our working capital assets can have a significant effect on our profitability, cash flows and return on invested capital. The overall goals of our working capital management efforts are to maintain the minimum level of inventory necessary to deliver goods on time to our customers to satisfy end consumer demand and to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers.
Demand Planning and Inventory Management
As a branded consumer products company, inventory represents one of the largest and riskiest capital commitments in our business model. We begin designing and developing our seasonal product lines approximately 12 months prior to soliciting advance orders from our wholesale customers and approximately 18 months prior to the products' availability to consumers in retail stores. As a result, our ability to forecast and produce an assortment of product styles that matches ultimate seasonal wholesale customer and end-consumer demand and to deliver products to our customers in a timely and cost-effective manner can significantly affect our sales, gross margins and profitability. For this reason, we maintain and continue to make substantial investments in information systems, processes and personnel that support our ongoing demand planning efforts. The goals of our demand planning efforts are to develop a collaborative forecast that drives the timely purchase of an adequate amount of inventory to satisfy demand, to minimize transportation and expediting costs necessary to deliver products to customers by their requested delivery dates and to minimize excess inventory to avoid liquidating excess, end-of-season goods at discounted prices. Failure to achieve our demand planning goals could reduce our revenues or increase our costs or both, which would negatively affect our gross margins and profitability and could affect our brand strength.
In order to manage inventory risk, we use incentive discounts to encourage our wholesale customers and independent international distributors to place orders at least six months in advance of scheduled delivery. We generally solicit orders from wholesale customers and distributors for the fall and spring seasons based on seasonal ordering deadlines that we establish to aid our efforts to plan manufacturing volumes to meet demand.
We use those advance orders, together with forecasted demand from our direct-to-consumer businesses, market trends, historical data, customer and sales feedback, and other important factors to estimate the volumes of each product to purchase from our suppliers around the world. From the time of initial order through production, receipt and delivery, we attempt to manage our inventory to reduce risk. We generally ship the majority of our advance spring season orders to customers beginning in January and continuing through June. Similarly, we typically ship the majority of our advance fall season orders to customers beginning in July and continuing through December. Generally, orders are subject to cancellation prior to the date of shipment.
Our inventory management efforts cannot entirely eliminate inventory risk due to the inherently unpredictable nature of unseasonable weather, consumer demand, the ability of customers to cancel their advance orders prior to shipment, and other variables that affect our customers' ability to take delivery of their advance orders when originally scheduled. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place a significant amount of orders for our products with contract manufacturers prior to receiving our customers' advance orders and we maintain an inventory of select products that we anticipate will be in greatest demand. In addition, we build calculated amounts of inventory to support estimated at-once orders from customers and auto-replenishment orders on certain long-lived styles.

Credit and Collection
We extend credit to our wholesale customers and distributors based on an assessment of each customer's financial condition, generally without requiring collateral. To assist us in scheduling production with our suppliers and delivering seasonal products to our customers on time, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before peak seasonal shipping periods. These extended payment terms increase our exposure to the risk of uncollectable receivables. In order to manage the inherent risks of customer receivables, we maintain and continue to invest in information systems, processes and personnel skilled in credit and collections. In some markets and with some customers we use credit insurance, customer deposits or standby letters of credit to minimize our risk of credit loss.
Sourcing and Manufacturing
We do not own or operate manufacturing facilities. Virtually all of our products are manufactured to our specifications by contract manufacturers located outside the United States. We seek to establish and maintain long-term relationships with key manufacturing partners, but generally do not maintain formal long-term manufacturing volume commitments. We believe that the use of contract manufacturers enables us to substantially limit our invested capital and to avoid the costs and risks associated with owning and operating large production facilities and managing large labor forces. We also believe that the use of contract manufacturers greatly increases our production capacity, maximizes our flexibility and improves our product pricing. We manage our supply chain from a global and regional perspective and adjust as needed to changes in the global production environment, including political risks, factory capacity, import limitations and costs, raw material costs, availability and cost of labor, and transportation costs. Without long-term commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing terms.
Our apparel, accessories and equipment are manufactured in 17 countries, with Vietnam and China accounting for approximately 65% of our 2016 apparel, accessories and equipment production. Our footwear is manufactured in four countries, with China and Vietnam accounting for substantially all of our 2016 footwear production.
Our five largest apparel, accessories and equipment factory groups accounted for approximately 28% of 2016 global apparel, accessories and equipment production, with the largest factory group accounting for 10% of 2016 global apparel, accessories and equipment production. Our five largest footwear factory groups accounted for approximately 73% of 2016 global footwear production, with the largest factory group accounting for 34% of 2016 global footwear production. Most of our largest suppliers have multiple factory locations, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on our business.
We maintain 11 manufacturing liaison offices in a total of eight Asian countries. Personnel in these manufacturing liaison offices are direct employees of Columbia and are responsible for overseeing production at our contract manufacturers. We believe that having employees physically located in these regions enhances our ability to monitor factories for compliance with our policies, procedures and standards related to quality, delivery, pricing, and labor practices. Our quality assurance process is designed to ensure that our products meet our quality standards. We believe that our quality assurance process is an important and effective means of maintaining the quality and reputation of our products. In addition, independent contractors that manufacture products for us are subject to standards of manufacturing practices ("SMP"). Columbia sources products around the world and values legal, ethical and fair treatment of people involved in manufacturing our products. Each factory producing products for us is monitored regularly against these standards. Additional information about SMP and corporate responsibility programs may be found at www.columbia.com and www.prana.com. The content on our websites is not incorporated by reference in this Form 10-K unless expressly noted.
Competition
The markets for outdoor and active lifestyle apparel, footwear, accessories, and equipment are highly competitive. We believe that the primary competitive factors in the end-use markets are brand strength, product innovation, product design, functionality, durability, effectiveness of marketing efforts, and price.
In each of our geographic markets, our brands face significant competition from numerous competitors, some of which are larger than we are and have greater financial, marketing and operational resources with which to compete, and others that are smaller with fewer resources but that may be deeply entrenched in local markets. The markets in China and Korea have attracted a large number of competitive local and global brands. In other markets, such as Europe, we face competition from brands that hold significant market share in one or several European markets but are not significant competitors in other key markets. Some of our large wholesale customers also market competitive apparel, footwear, accessories, and equipment under their own private label brand names. In addition, our direct-to-consumer businesses expose us to branded competitors and wholesale customers who operate retail stores in key markets and who sell competitive products online. Our independent international distributors and licensees also operate in very competitive markets against a variety of local and global brands.
In addition to competing for end-consumer and wholesale market share, we also compete for manufacturing capacity of independent factory groups, primarily in Asia, for retail store locations in key markets and for experienced management, staff and suppliers to lead, operate and support our global business processes. Each of these areas of competition requires distinct operational and relational capabilities and expertise in order to create and maintain long-term competitive advantages.
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
Employees
At December 31, 2016, we had 6,023 full-time equivalent employees.
Available Information
We file with the Securities and Exchange Commission ("SEC") our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, proxy statements, and registration statements. You may read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically. We make available free of charge on or through our website at www.columbia.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the SEC.
Item 1A.   RISK FACTORS
In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations, or cash flows may be materially adversely affected by these and other risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.
We Face Many Challenges Executing Growth Strategies
Our business strategies aim to achieve sustainable, profitable growth by creating innovative products at competitive prices, focusing on product design, utilizing innovations to differentiate our brands from competitors, working to ensure that our products are sold through strong distribution partners capable of effectively presenting our brands to consumers, increasing the impact of consumer communications to drive demand for our brands and sell-through of our products, making sure our products are merchandised and displayed appropriately in retail environments, expanding our presence in key markets around the world, and continuing to build brand enhancing direct-to-consumer businesses. We intend to pursue these strategies across our portfolio of brands, product categories and geographic markets. Our failure to implement our business strategies successfully could have a material adverse effect on our financial condition, results of operations or cash flows.

To implement our business strategies, we must continue to modify and fund various aspects of our business, to maintain and enhance our information systems and supply chain operations to improve efficiencies and to attract, retain and manage qualified personnel. These efforts, coupled with cost containment measures, place increasing strain on management, information technology, financial, product design, marketing, distribution, supply chain, and other resources, and we may have operating difficulties as a result. For example, in support of our strategic initiatives, we are making significant investments in our business processes and information technology infrastructure that require significant management attention and corporate resources. These changes may make it increasingly difficult to pursue acquisitions or to adapt our information technology systems and business processes to integrate an acquired business. These integration challenges may also be present as we continue to fully integrate operations of our joint venture business in China, which began operations in January 2014, and of prAna, which we acquired in May 2014. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.
Our business strategies and related increased expenditures could also cause our operating margin to decline if we are unable to offset our increased spending with increased sales or gross profit or comparable reductions in other operating costs. If our sales or gross profit decline or fail to grow as planned and we fail to sufficiently leverage our operating expenses, our profitability will decline. This could result in a decision to delay, reduce, modify, or terminate our strategic business initiatives, which could limit our ability to invest in and grow our business and could have a material adverse effect on our financial condition, results of operations or cash flows.
Initiatives to Upgrade Our Business Processes and Information Technology Infrastructure Involve Many Risks Which Could Result In, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement initiatives to optimize our performance. Our current business process initiatives include plans to improve business results through standardization of business processes and technologies that support our supply chain and go-to-market strategies through on-going implementation of and upgrades to integrated global enterprise resource planning ("ERP") software solutions and other complementary information technology systems over the next several years. Implementation of and upgrades to these solutions and systems are highly dependent on coordination of numerous employees, contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives, and the failure of any one contractor or system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel implement and become familiar with new systems, increased costs, and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures, including system outages and loss of system availability, could disrupt our operations and have a material adverse effect on our financial condition, results of operations or cash flows.
Implementation of this information technology infrastructure has a pervasive effect on our business processes and information systems across a significant portion of our operations. As a result, we are undergoing significant changes in our operational processes and internal controls as our implementation progresses, which in turn require significant change management, including training of and testing by our personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our financial condition, results of operations or cash flows.
We Rely on Our Highly Customized Information Management Systems
Our business is increasingly reliant on information technology. Information systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication among employees, with our subsidiaries and liaison offices overseas and with our customers and retail stores. We also rely on our information systems to allocate resources, pay vendors and collect from customers, manage product data, develop demand and supply plans, forecast and report operating results, and meet regulatory requirements.

Our legacy ERP, product development, retail point-of-sale and other systems, on which we continue to manage a substantial portion of our business activities, are highly customized. As a result, the availability of internal and external resources with the expertise to maintain these systems is limited. Our legacy systems may not support desired functionality for our operations and may inhibit our ability to operate efficiently, which could have an adverse effect on our financial condition, results of operations or cash flows. As we transition from our legacy ERP and supporting systems to our new ERP and supporting systems, certain functionality and information from our legacy systems, including that of third party systems that interface with our legacy systems, may not be fully compatible with the new systems. As a result, temporary processes or solutions may be required, including manual operations, which could significantly increase the risk of loss or corruption of data and information used by the business or result in business disruptions, which could have a material adverse effect on our financial condition, results of operations or cash flows.
A Breach in the Security of Our Systems, or the Privacy and Security of Company, Customer, Supplier or Employee Information, Could Disrupt Our Operations, Damage Our Reputation or Cause Us to Incur Substantial Costs
We manage and store various types of proprietary information and sensitive or confidential data relating to our business, including sensitive and personally identifiable information. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees or third party service providers. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data.
In February 2017, we reported the discovery of a cyber security incident involving our prAna.com e-commerce website. See Note 13 of Notes to Consolidated Financial Statements for further disclosure of this incident. The Company is actively investigating the nature and scope of the incident, including to what extent customer information may have been compromised. It is reasonably possible that the Company may incur losses in connection with the incident; however, the Company is still in the early stages of the investigation and at this time the Company is unable to reasonably estimate the amount of any losses or the amount of expenses, net of any potential insurance recovery, it may incur in addressing this incident. In addition, we may be required to respond to governmental inquiries and could be subject to litigation relating to the cyber security incident. Such investigations and claims could divert the attention of management from the operation of our business, result in reputational damage and have a material adverse effect on our business, financial condition, results of operations or cash flows.
In addition, any future breaches of our security measures, or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our customers, our suppliers, or our employees, could expose us, our customers, our suppliers, our employees, or other individuals that may be affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business and could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
We Depend on Contract Manufacturers
Our products are manufactured by contract manufacturers worldwide. Although we enter into purchase order commitments with these contract manufacturers each season, we generally do not maintain long-term manufacturing commitments with them. Without long-term or reserve commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing if growth or product demand differs from our forecasts. Contract manufacturers may fail to perform as expected or our competitors may obtain production capacities that effectively limit or eliminate the availability of these resources to us. If a contract manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, this could cause supply disruptions that would hinder our ability to satisfy customer demand through our direct-to-consumer businesses and we may miss delivery deadlines or incur additional costs, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase prices, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
Reliance on contract manufacturers also creates quality control risks. Contract manufacturers may need to use sub-contracted manufacturers to fulfill demand and these manufacturers may have less experience producing our products or possess lower overall capabilities, which could result in compromised quality of our products. A failure in our quality control program, or a failure of our contract manufacturers or their contractors to meet our quality control standards, may result in diminished product quality, which in turn could result in increased order cancellations, price concessions and returns, decreased consumer demand for our products, non-compliance with our product standards or regulatory requirements, or product recalls (or other regulatory actions), any of which may have a material adverse effect on our financial condition, results of operations or cash flows.
We also have license agreements that permit unaffiliated parties to manufacture or contract to manufacture products using our trademarks. We impose standards of manufacturing practices on our contract manufacturers and licensees for the benefit of workers and require compliance with our restricted substances list and product safety and other applicable environmental, health and safety laws. We also require our contract manufacturers and licensees to impose these practices, standards and laws on their contractors. If a contract manufacturer, licensee or subcontractor violates labor or other laws or engages in practices that are not generally accepted as safe or ethical, the manufacturer, licensee or subcontractor or its respective employees may suffer serious injury due to industrial accidents, the manufacturer may suffer disruptions to its operations due to work stoppages or employee protests and we may experience production disruptions, lost sales or significant negative publicity that could result in long-term damage to our reputation. In some circumstances, parties may assert that we are liable for our independent manufacturers', licensees' or subcontractors' labor and operational practices, which could have a material adverse effect on our brand image and our financial condition, results of operations or cash flows, in particular if such assertions are successful.
We May Be Adversely Affected by Volatility in Global Production and Transportation Costs and Capacity
Our product costs are subject to substantial fluctuation based on:

•	Availability and quality of raw materials;

•	The prices of oil, leather, natural down, cotton, and other raw materials whose prices are determined by global commodity markets and can be very volatile;

•
Changes in labor markets and wage rates paid by our independent factory partners, which are often mandated by governments in the countries where our products are manufactured, particularly in China and Vietnam;

•	Disruption to shipping and transportation channels utilized to bring our products to market;

•	Interest rates and currency exchange rates;

•	Availability of skilled labor and production capacity at contract manufacturers; and

•	General economic conditions.
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

We May Be Adversely Affected by Volatile Economic Conditions
We are a consumer products company and are highly dependent on consumer discretionary spending and retail traffic patterns. Purchasing patterns of our wholesale customers can vary year to year as they attempt to forecast and match their seasonal advance orders, in-season replenishment and at-once orders to eventual seasonal consumer demand. In addition, as we have expanded our direct-to-consumer businesses, we have increased our direct exposure to the risks associated with volatile and unpredictable consumer discretionary spending patterns. Consumer discretionary spending behavior is inherently unpredictable and consumer demand for our products may not reach our sales targets, or may decline, especially during periods of heightened economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition, results of operations or cash flows.
We May Be Adversely Affected by the Financial Health of Our Customers
In recent periods, sluggish economies and consumer uncertainty regarding future economic prospects in our key markets had an adverse effect on the financial health of our customers, some of whom have filed or may file for protection under bankruptcy laws, which may in turn have a material adverse effect on our financial condition, results of operations, or cash flows. We extend credit to our customers based on an assessment of the customer's financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectable receivables. In addition, we face increased risk of order reduction or cancellation or reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant wholesale customers and independent international distributors have liquidated or reorganized, while others have had financial difficulties in the past or have experienced tightened credit markets, sales declines and reduced profitability, which in turn have had an adverse effect on our business. Future liquidations and reorganizations could have a material adverse effect on our financial condition, results of operations or cash flows. We may choose to limit our credit risk by reducing our level of business with customers experiencing financial difficulties and may not be able to replace those revenues with other customers or through our direct-to-consumer operations within the same fiscal year, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May Be Adversely Affected by Global Credit Market Conditions
Economic downturns and economic uncertainty generally affect global credit markets. Our vendors, customers and other participants in our supply chain may require access to credit markets in order to do business. Credit market conditions may slow our collection efforts as customers find it more difficult to obtain necessary financing, leading to higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense. Credit conditions may impair our vendors' ability to finance the purchase of raw materials or general working capital needs to support our production requirements, resulting in a delay or non-receipt of inventory shipments during key seasons.
Historically, we have limited our reliance on debt to finance our working capital, capital expenditures and investing activity requirements. We expect to fund our future capital expenditures with existing cash, expected operating cash flows and credit facilities, but, if the need arises to finance additional expenditures, we may need to seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.

We May Be Adversely Affected by Currency Exchange Rate Fluctuations
We derive a significant portion of our net sales from markets outside the United States, comprised of sales to wholesale customers and directly to consumers by our consolidated subsidiaries in Europe, Korea, Japan, and Canada, and our China joint venture, and sales to independent international distributors who operate within the EMEA and LAAP regions. Sales and related operational expenses of our foreign subsidiaries and China joint venture, as well as their respective assets and liabilities, are denominated in currencies other than the U.S. dollar and translated into U.S. dollars for periodic reporting purposes using the exchange rates in effect during each period. If the U.S. dollar strengthens against the foreign subsidiary's functional currency, translated revenues and expenses will decline on a relative basis.
The majority of our purchases of finished goods inventory from contract manufacturers are denominated in U.S. dollars, including purchases by our foreign subsidiaries and China joint venture. The cost of these products may be affected by relative changes in the value of the local currencies of these subsidiaries and the joint venture in relation to the U.S. dollar and in relation to the local currencies of our manufacturing vendors. In order to facilitate solicitation of advance orders from wholesale customers and distributors for the spring and fall seasons, we establish local-currency-denominated wholesale and retail price lists in each of our foreign subsidiaries approximately six to nine months prior to U.S. dollar-denominated seasonal inventory purchases. As a result, our consolidated results are directly exposed to transactional foreign currency exchange risk to the extent that the U.S. dollar strengthens during the six to nine months between when we establish seasonal local-currency prices and when we purchase inventory.
We employ several tactics in an effort to mitigate this transactional currency risk, including the use of currency forward and option contracts. We may also implement local-currency wholesale and retail price increases in our subsidiary and joint venture markets in an effort to mitigate the effects of currency exchange rate fluctuations on inventory costs. There is no assurance that our use of currency forward and option contracts and implementation of price increases, in combination with other tactics, will succeed in fully mitigating the negative effects of adverse foreign currency exchange rate fluctuations on the cost of our finished goods in a given period or that price increases will be accepted by our wholesale customers, distributors, or consumers. Our gross margins are adversely affected whenever we are not able to offset the full extent of finished goods cost increases caused by adverse fluctuations in foreign currency exchange rates.
Because the functional currencies of our foreign subsidiaries and China joint venture are not the U.S. dollar, we are also exposed to potential material gains or losses from the remeasurement of U.S. dollar monetary transactions into the respective functional currencies of those entities. In an effort to mitigate this risk, we use foreign currency forward contracts to hedge net balance sheet exposures related primarily to our foreign subsidiaries' and joint venture's non-functional currency denominated monetary assets and liabilities. These consist primarily of cash and cash equivalents, short-term investments, payables, and intercompany loans for subsidiaries that use European euros, Swiss francs, Canadian dollars, Japanese yen, Korean won, or Chinese renminbi as their functional currency.
In addition to the direct currency exchange rate exposures described above, our business is indirectly exposed to currency exchange rate risks. For example, all of the EMEA and LAAP distributors to whom we sell purchase their inventory from us in U.S. dollars. Weakening of a distributor's functional currency relative to the U.S. dollar makes it more expensive for it to purchase finished goods inventory from us. In order to make those purchases and pay us on a timely basis, our distributors must exchange sufficient quantities of their functional currency for U.S. dollars through the financial markets. Some of our distributors have experienced periods during which they have been unable to obtain U.S. dollars in sufficient amounts to complete their purchase of finished goods inventory or to pay amounts owed for past purchases. Although each distributor bears the full risk of fluctuations in the value of its currency against the U.S. dollar, our business can be indirectly affected when adverse fluctuations cause a distributor to cancel portions of prior advance orders or significantly reduce its future purchases or both. In addition, price increases that our distributors implement in an effort to offset higher product costs may make our products less price-competitive in those markets and reduce consumer demand for our products. For example, economic turmoil has significantly devalued the Russian ruble, causing the U.S. dollar-denominated inventory purchased by our Russian distributor to be more expensive, resulting in reduced advance orders with us and leading the distributor to implement local-currency retail price increases in an effort to mitigate the effects of the weaker ruble.
Currency exchange rate fluctuations may also create indirect risk to our business by disrupting the business of independent finished goods manufacturers from which we purchase our products. When their functional currencies weaken in relation to other currencies, the raw materials they purchase on global commodities markets become more expensive and more difficult to finance. Although each manufacturer bears the full risk of fluctuations in the value of its currency against other currencies, our business can be indirectly affected when adverse fluctuations cause a manufacturer to raise the prices of goods it produces for us, disrupt the manufacturer's ability to purchase the necessary raw materials on a timely basis or disrupt the manufacturer's ability to function as an ongoing business.
Primarily for each of the reasons described above, currency fluctuations and disruptions in currency exchange markets may have a material adverse effect on our financial condition, results of operations or cash flows.
Our Orders from Customers Are Subject to Cancellation
We do not have long-term contracts with any of our wholesale customers. We do have contracts with our independent international distributors; however, although these contracts may have annual purchase minimums which must be met in order to retain distribution rights, the distributors are not otherwise obligated to purchase product. Sales to our wholesale customers and distributors are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling. We consider the timing of delivery dates in our wholesale customer orders when we forecast our sales and earnings for future periods. If any of our major customers, including distributors, experience a significant downturn in business or fail to remain committed to our products or brands, these customers could postpone, reduce, cancel, or discontinue purchases from us. As a result, we could experience a decline in sales or gross profit, write-downs of excess inventory, increased discounts, extended credit terms to our customers, or uncollectable accounts receivable, which could have a material adverse effect on our financial condition, results of operations or cash flows.
We May Not Realize Returns on Our Investments in Our Direct-to-Consumer Businesses
In recent years, our direct-to-consumer businesses have grown substantially and we anticipate further growth in the future. Accordingly, we continue to make significant investments in our online platforms and physical retail locations, including system upgrades, entering into long-term store leases, constructing leasehold improvements, purchasing fixtures and equipment, and investing in inventory and personnel. Since many of the costs of our direct-to-consumer businesses are fixed, if we have insufficient sales, we may be unable to reduce expenses in order to avoid losses or negative cash flows. Our direct-to-consumer businesses are dependent upon our ability to operate in an increasingly complex and evolving environment and these businesses' results are highly dependent on retail traffic patterns in our physical locations and our on-line platforms where our products are sold, as well as the spending patterns of our consumers. If we are unable to effectively navigate the direct-to-consumer environment or anticipate consumer buying patterns, our ability to generate sales through our direct-to-consumer businesses may be adversely impacted, which in turn could have a material adverse effect on our financial condition, results of operations or cash flows.
Labor costs and labor-related benefits are primary components in the cost of our retail operations and are affected by various federal, state and foreign laws governing matters such as minimum wage rates, overtime compensation and other requirements. For example, we have seen significant political pressure and legislative actions to increase the minimum wage rate in many of the jurisdictions within which our stores are located. If we are unable to operate profitable stores or if we close stores, we may experience significant reductions in sales and income or incur significant write-downs of inventory, severance costs, lease termination costs, impairment losses on long-lived assets, or loss of working capital, which could have a material adverse effect on our financial condition, results of operations or cash flows.
In addition, from time to time we license the right to operate retail stores for our brands to third parties, primarily to our independent international distributors. We provide training to support these stores and set operational standards. However, these third parties may not operate the stores in a manner consistent with our standards, which could cause reputational damage to our brands or harm the third parties' sales and as a result harm our results of operations.
Our Results of Operations Could Be Materially Harmed If We Are Unable to Accurately Match Supply Forecast with Consumer Demand for Our Products
Many factors may significantly affect demand for our products, including, among other things, economic conditions, fashion trends, the financial condition of our independent international distributors and wholesale customers, consumer and customer preferences, and weather, making it difficult to accurately forecast demand for our products and our future results of operations. To minimize our purchasing costs, the time necessary to fill customer orders and the risk of non-delivery, we place a significant amount of orders for our products with contract manufacturers prior to receiving orders from our customers, and we maintain an inventory of various products that we anticipate will be in greatest demand. In addition, customers are generally allowed to cancel orders prior to shipment.
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
In some cases, we may produce quantities of product that exceed actual demand, which could result in higher inventory levels that we need to liquidate at discounted prices. During periods of unseasonable weather conditions, weak economic conditions, unfavorable currency fluctuations, or unfavorable geopolitical conditions in key markets, we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of some customers' operations. We may not be able to sell all of the products we have ordered from contract manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through our owned outlet stores or third-party liquidation channels, which could have a material adverse effect on our brand image, financial condition, results of operations, or cash flows.
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
We Face Risks Associated with Consumer Preferences and Fashion Trends
Changes in consumer preferences, consumer purchasing behavior or consumer interest in outdoor activities may have a material adverse effect on our business and changes in fashion trends may have a greater effect than in the past as we expand our offerings to include more product categories in more geographic areas that are generally more sensitive to fashion trends. We also face risks because our success depends on our and our customers' abilities to anticipate consumer preferences and buying patterns, including the growth of e-commerce off-price retailing, and respond to changes in a timely manner. Lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. In addition, our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk by soliciting advance order commitments from customers, we generally place a significant portion of our seasonal production orders with our contract manufacturers before we have received all of a season's advance orders from customers, and orders may be canceled by customers before shipment. If we or our customers fail to anticipate and respond to consumer preferences or fail to respond in a timely manner or if we or our customers are unable to effectively navigate a transforming retail environment, we could suffer reputational damage to our brands and we may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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

A significant portion of our business is highly dependent on cold-weather seasons and patterns to generate consumer demand for our cold-weather apparel and footwear. Consumer demand for our cold-weather apparel and footwear may be negatively affected to the extent global weather patterns trend warmer, reducing typical patterns of cold-weather events or increasing weather volatility, which could have a material adverse effect on our financial condition, results of operations or cash flows.
Acquisitions Are Subject to Many Risks
From time to time, we may pursue growth through strategic acquisitions of assets or companies. Acquisitions, including our acquisition of prAna in May 2014, are subject to many risks, including potential loss of significant customers or key personnel of the acquired business as a result of the change in ownership, difficulty integrating the operations of the acquired business or achieving targeted efficiencies, the incurrence of substantial costs and expenses related to the acquisition effort, and diversion of management's attention from other aspects of our business operations.
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
We do not provide any assurance that we will be able to successfully integrate the operations of any acquired businesses into our operations or achieve the expected benefits of any acquisitions. The failure to successfully integrate newly acquired businesses or achieve the expected benefits of strategic acquisitions in the future could have an adverse effect on our financial condition, results of operations and cash flows. We may not complete a potential acquisition for a variety of reasons, but we may nonetheless incur material costs in the preliminary stages of evaluating and pursuing such an acquisition that we cannot recover.
We May Not Succeed in Realizing the Anticipated Benefits of Our Joint Venture in China
Effective January 2014, our joint venture in China with Swire began operations. The joint venture, in which we hold a 60% interest, is subject to a number of risks and uncertainties, including the following:

•
Our ability to effectively operate the joint venture depends upon our ability to manage the employees of the joint venture, and to attract new employees as necessary to supplement the skills, knowledge and expertise of the existing management team and other key personnel. We face intense competition for these individuals worldwide, including in China. We may not be able to attract qualified new employees or retain existing employees to operate the joint venture. Additionally, turnover in key management positions at the joint venture could impair our ability to execute our growth strategy, which may negatively affect the value of our investment in the joint venture and the growth of our sales in China.

•
We rely, in part, on the operational skill of our joint venture partner. Additionally, because our joint venture partner has protective voting rights with respect to specified major business decisions of the joint venture, we may experience difficulty reaching agreement as to implementation of various changes to the joint venture's business. For these reasons, or as a result of other factors, we may not realize the anticipated benefits of the joint venture, and our results of operations could be adversely affected.

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

•
Although we believe we have achieved a leading market position in China, many of our competitors who are significantly larger than we are and have substantially greater financial, distribution, marketing, and other resources, more stable manufacturing resources and greater brand strength are also concentrating on growing their businesses in China. In addition, the number of competitors in the marketplace has increased significantly in recent years. Increased investment by our competitors in this market could decrease our market share and competitive position in China.
Our International Operations Involve Many Risks, and Global Economic and Political Conditions as Well as Potential Changes in Legislation and Government Policy May Negatively Affect Our Business
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign laws and regulations, foreign government fiscal and political crises, political and economic disputes and sanctions, changes in consumer preferences, foreign currency exchange rate fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters, and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in international markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials, and our cost of doing business. For example, political and economic turmoil in certain South American distributor markets have resulted in currency and import restrictions, limiting our ability to sell products in some countries in this region. Also, Russia constitutes a significant portion of our non-U.S. sales and operating income and a significant change in conditions in that market has had an adverse effect on our results of operations in the past. The United Kingdom's June 23, 2016 referendum, in which voters approved its exit from the European Union (commonly referred to as "Brexit"), has created economic uncertainty and volatility in currency exchange rates, and the potential adverse effects of changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union, and the associated effects on our European operations, are unknown. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business may be materially and adversely affected.
In addition, the new U.S. administration has publicly supported potential trade proposals, including import tariffs, modifications to international trade policy, and other changes that may affect U.S. trade relations with other countries, any of which may require us to significantly modify our current business practices or may otherwise materially and adversely affect our business.
As we expand our operations in geographic scope and product categories, we anticipate intellectual property disputes will increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others. In addition, many of our imported products are subject to duties, tariffs or other import limitations that affect the cost and quantity of various types of goods imported into the United States and other markets. Any country in which our products are produced or sold may eliminate, adjust or impose new import limitations, duties, anti-dumping penalties, or other charges or restrictions, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Changes in the tax laws of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. For example, changes in the tax laws of foreign jurisdictions could arise as a result of the Base Erosion and Profit Shifting (BEPS) project undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, is recommending changes to numerous long-standing tax principles. If these changes are adopted by countries, tax uncertainty could increase and may adversely affect our provision for income taxes. In addition, in the United States, a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies, including a border-adjustment tax, other increased taxes on imports, and a limit on the ability to defer U.S. taxation on earnings outside the United States until those earnings are repatriated to the United States. Although it is not possible to accurately determine or predict at this time whether, when or to what extent new U.S. federal tax laws, regulations, interpretations, or rulings will be issued, or the overall effect of any such changes on our effective tax rate, changes such as these may have a material adverse effect on our financial condition, results of operations or cash flows.
We earn a significant amount of our operating income from outside the United States for which deferred taxes have not been provided. These earnings are considered indefinitely invested outside of the United States and a repatriation of these funds may result in a significant increase in our U.S. income taxes and foreign withholding taxes. If we become legally required to repatriate funds or we encounter a significant need for liquidity domestically or at a particular location that we cannot fulfill on favorable terms through borrowings, equity offerings or other internal or external sources, we may experience unfavorable tax and earnings consequences as a result of cash transfers.
We Operate in Highly Competitive Markets
The markets for apparel, footwear, accessories, and equipment are highly competitive, as are the markets for our licensed products. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories, and equipment companies, including competition from companies with significantly greater resources than ours.
Retailers who are our customers often pose our most significant competitive threat by designing and marketing apparel, footwear, accessories, and equipment under their own private labels. For example, in the United States and Europe, several of our largest customers have developed significant private label brands during the past decade that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advance orders with us in order to manage their own inventory levels downward during periods of unseasonable weather or weak economic cycles. As our direct-to-consumer businesses grow, we also experience direct competition from retailers that are our customers, some of which primarily operate e-commerce operations and employ aggressive pricing strategies. We also compete with other companies for the production capacity of contract manufacturers from which we source our products and for import capacity. Many of our competitors are significantly larger than we are and have substantially greater financial, distribution, marketing, and other resources, more stable manufacturing resources and greater brand strength than we have. In addition, when our competitors combine operations through mergers, acquisitions or other transactions, their competitive strengths may increase.
Increased competition may result in reduced access to production capacity, challenges in obtaining favorable locations for our retail stores, reductions in display areas in retail locations, reductions in sales, or reductions in our profit margins, any of which may have a material adverse effect on our financial condition, results of operations or cash flows.
We Rely on Innovation to Compete in the Market for Our Products
To distinguish our products in the marketplace and achieve commercial success, we rely on product innovations, including new or exclusive technologies, inventive and appealing design or other differentiating features. Although we are committed to designing innovative and functional products that deliver relevant performance benefits to consumers, who participate in a wide range of competitive and recreational outdoor activities, if we fail to introduce technical innovation in our products that address consumers' performance expectations, we could suffer reputational damage to our brands and demand for our products could decline.
As we strive to achieve product innovations, we face a greater risk of inadvertent infringements of third party rights or compliance issues with regulations applicable to products with technical innovations such as electrical heating components and material treatments. In addition, technical innovations often involve more complex manufacturing processes, which may lead to higher instances of quality issues, and if we experience problems with the quality of our products, we may incur substantial expense to address the problems and any associated product risks. For example, in prior years we incurred costs in connection with recalls of some of our battery-powered electrically heated apparel. Failure to successfully bring to market innovations in our product lines could have a material adverse effect on our financial condition, results of operations or cash flows.
Our Success Depends on Our Use and Protection of Intellectual Property Rights
Our registered and common law trademarks and our patented or patent-pending designs and technologies have significant value and are important to our ability to differentiate our products from those of our competitors and to create and sustain demand for our products. We also place significant value on our trade dress, the overall appearance and image of our products. We regularly discover products that are counterfeit reproductions of our products or that otherwise infringe on our proprietary rights. Counterfeiting activities typically increase as brand recognition increases, especially in markets outside the United States. Increased instances of counterfeit manufacture and sales may adversely affect our sales and the reputation of our brands and result in a shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. In markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to successfully challenge use of those rights by other parties. We also license our proprietary rights to third parties. We could suffer reputational damage to our brands if we fail to choose appropriate licensees and licensed product categories. In addition to our own intellectual property rights, many of the intellectual property rights in the technology, fabrics and processes used to manufacture our products are generally owned or controlled by our suppliers and are generally not unique to us. In those cases, we may not be able to adequately protect our products or differentiate their performance characteristics and fabrications from those of our competitors. The management of our intellectual property portfolio may affect the strength of our brands, which may in turn have a material adverse effect on our financial condition, results of operations or cash flows.
Although we have not been materially inhibited from selling products in connection with patent, trademark and trade dress disputes, as we focus on innovation in our product lines, extend our brands into new product categories and expand the geographic scope of our marketing, we may become subject to litigation based on allegations of infringement or other improper use of intellectual property rights of third parties, including third party trademark, copyright and patent rights. An increasing number of our products include technologies or designs for which we have obtained or applied for patent protection. Failure to successfully obtain and maintain patents on these innovations could negatively affect our ability to market and sell our products. Litigation is often necessary to defend against claims of infringement or to enforce and protect our intellectual property rights. As we utilize e-commerce and social media to a greater degree in our sales and marketing efforts, we face an increasing risk of patent infringement claims from non-operating entities and others covering broad functional aspects of internet operations. Intellectual property litigation may be costly and may divert management's attention from the operation of our business. Adverse determinations in any litigation may result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. Any of these outcomes may have a material adverse effect on our financial condition, results of operations or cash flows.
Our Success Depends on Our Distribution Facilities
Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and services, such as the transition of value-added services functions from contract manufacturers to our distribution centers, and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky; in Canada, we rely primarily on our distribution facility in London, Ontario; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, we rely primarily on a third-party logistics distribution provider in Tokyo; in Korea, we rely primarily on one leased distribution facility near Seoul that we manage and operate; and in China, we rely primarily on two distribution centers managed by third-parties.
Our primary distribution facilities in the United States, France and Canada are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations. For example, in addition to supporting our traditional wholesale business, our existing distribution facilities have been modified to enable them to also support our e-commerce businesses in the United States and Canada. Failure to successfully maintain and update these modifications could disrupt our wholesale and e-commerce shipments and may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Investments May Be Adversely Affected by Market Conditions
Our investment portfolio is subject to a number of risks and uncertainties. Changes in market conditions, such as those that accompany an economic downturn or economic uncertainty, may negatively affect the value and liquidity of our investment portfolio, perhaps significantly. Our ability to find diversified investments that are both safe and liquid and that provide a reasonable return may be impaired, potentially resulting in lower interest income, less diversification, longer investment maturities, or other-than-temporary impairments.
We May Be Adversely Affected by Labor Disruptions, Changes in Labor Laws and Other Labor Issues
Our business depends on our ability to source and distribute products in a timely manner. While a majority of our own operations are not subject to organized labor agreements, our relationship with our Cambrai distribution center employees is governed by French law, including a formal representation of employees by a Works Council and the application of a collective bargaining agreement. Labor disputes at contract manufacturers where our goods are produced, shipping ports, transportation carriers, retail stores, or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing, shipping and selling seasons. For example, work slowdowns and stoppages at ports on the west coast of the United States in recent years have resulted in product delays and increased costs. Labor disruptions may have a material adverse effect on our business, potentially resulting in canceled orders by customers, unanticipated inventory accumulation and reduced revenues and earnings.
Our ability to meet our labor needs at our distribution centers, retail stores, corporate headquarters, and regional subsidiaries, including our ability to find qualified employees while controlling wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which our operations are located, unemployment levels within those markets, prevailing and minimum wage rates, changing demographics, health and other insurance costs, and adoption of new or revised employment and labor laws and regulations. If we are unable to locate, attract or retain qualified employees, our ability to source, distribute and sell products in a timely and cost-effective manner may be negatively impacted, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We Depend on Key Personnel
Our future success will depend in part on the continued service of key personnel and our ability to attract, retain and develop key managers, designers, sales and information technology professionals, and others. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors in and near our headquarters in Portland, Oregon. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our financial condition, results of operations or cash flows.
Our Business Is Affected by Seasonality

Our business is affected by the general seasonal trends common to the outdoor industry. Our products are marketed on a seasonal basis and our annual net sales are weighted heavily toward the fall/winter season, while our operating expenses are more equally distributed throughout the year. As a result, the majority, and sometimes all, of our operating profits are generated in the second half of the year. The expansion of our direct-to-consumer businesses and sales growth in our winter footwear business has increased the proportion of sales and profits that we generate in the fourth calendar quarter. This seasonality, along with other factors that are beyond our control and that are discussed elsewhere in this section, may adversely affect our business and cause our results of operations to fluctuate. As a result, our profitability may be materially affected if management is not able to timely adjust expenses in reaction to adverse events such as unfavorable weather, weak consumer spending patterns or unanticipated levels of order cancellations. Results of operations in any period should not be considered indicative of the results to be expected for any future period.
Our Products Are Subject to Increasing Product Regulations and We Face Risks of Product Liability and Warranty Claims
Our products are subject to increasingly stringent and complex domestic and foreign product labeling and performance and safety standards, laws and other regulations. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery, recall, or destruction of inventory shipments during key seasons or in other financial penalties. Significant or continuing noncompliance with these standards and laws could disrupt our business and harm our reputation and, as a result, could have a material adverse effect on our financial condition, results of operations or cash flows.
Our products are used in outdoor activities, sometimes in severe conditions. Product recalls or product liability claims resulting from the failure, or alleged failure, of our products could have a material adverse effect on the reputation of our brands, our financial condition, results of operations, or cash flows. Most of our products carry limited warranties for defects in quality and workmanship. We maintain a warranty reserve for estimated future warranty claims, but the actual costs of servicing future warranty claims may exceed the reserve, which may also have a material adverse effect on our financial condition, results of operations or cash flows.
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
London, Ontario (1 location)—owned
—————

(1) Lease expires in June 2020

In addition, as of December 31, 2016, we leased approximately 240 locations globally for the operation of our branded and outlet retail stores. We also have several leases globally for office space, warehouse facilities, storage space, vehicles, and equipment, among other things. See Note 13 of Notes to Consolidated Financial Statements for further lease-related disclosures.
Item 3.    LEGAL PROCEEDINGS
We are involved in litigation and various legal matters arising in the normal course of business, including matters related to employment, retail, intellectual property, contractual agreements, and various regulatory compliance activities. We have considered facts related to legal and regulatory matters and opinions of counsel handling these matters and do not believe the ultimate resolution of these proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information about our executive officers. All information is as of the date of the filing of this report.

Name	Age	Position
Gertrude Boyle	92	Chairman of the Board
Timothy P. Boyle	67	Chief Executive Officer, Director
Joseph P. Boyle	36	Senior Vice President, Columbia Merchandising and Design
Peter J. Bragdon	54	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Thomas B. Cusick	49	Executive Vice President of Finance, Chief Financial Officer and Treasurer
Franco Fogliato	47	Senior Vice President and General Manager EMEA
Russell B. Hopcus	57	Senior Vice President of North America Sales
Bryan L. Timm	53	President and Chief Operating Officer
Gertrude Boyle has served as Chairman of the Board of Directors since 1970. Columbia was founded by her parents in 1938 and managed by her husband, Neal Boyle, from 1964 until his death in 1970. Mrs. Boyle also served as Columbia's President from 1970 to 1988. Mrs. Boyle is Timothy P. Boyle's and Columbia director Sarah A. Bany's mother and Joseph P. Boyle's grandmother.
Timothy P. Boyle joined Columbia in 1971 as General Manager, served as Columbia's President from 1988 to 2015 and has served as Chief Executive Officer since 1988. He has been a member of the Board of Directors since 1978. Mr. Boyle is also a member of the Board of Directors of Northwest Natural Gas Company and Craft Brew Alliance, Inc. Mr. Boyle is Gertrude Boyle's son, Sarah A. Bany's brother and Joseph P. Boyle's father.
Joseph P. Boyle joined Columbia in 2005 and was named Senior Vice President of Merchandising and Design in May 2015. Mr. Boyle previously served at Columbia in a variety of capacities, including brand management, sales, planning, General Merchandising Manager of Outerwear, Accessories, Equipment, Collegiate and Licensing and Vice President of

Apparel Merchandising. From 2003 to 2005, Mr. Boyle served in a business development role for Robert Trent Jones II Golf Course Architects. Mr. Boyle is a fourth-generation member of Columbia's founding Boyle family, the son of Columbia CEO Timothy P. Boyle, the grandson of Gertrude Boyle and nephew of Columbia director Sarah A. Bany.
Peter J. Bragdon joined Columbia in 1999 and served as Senior Counsel and Director of Intellectual Property until January 2003. Mr. Bragdon became Vice President, General Counsel and Secretary of Columbia in July 2004, was named Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary in January 2010 and Executive Vice President, Chief Administrative Officer, General Counsel and Secretary in February 2015. Mr. Bragdon served as Chief of Staff in the Oregon Governor's office from January 2003 through June 2004. From 1993 to 1999, Mr. Bragdon was an attorney in the corporate securities and finance group at Stoel Rives LLP. Mr. Bragdon served as Special Assistant Attorney General for the Oregon Department of Justice for seven months in 1996.
Thomas B. Cusick joined Columbia in September 2002 as Corporate Controller, was named Vice President and Corporate Controller in March 2006 and was named Vice President and Chief Accounting Officer in May 2008. He was promoted to Vice President, Chief Financial Officer and Treasurer in January 2009, was named Senior Vice President of Finance, Chief Financial Officer and Treasurer in January 2010, Executive Vice President of Finance and Chief Financial Officer in February 2015, and reassumed the added role of Treasurer in March 2016. From 1995 to 2002, Mr. Cusick worked for Cadence Design Systems (and OrCAD, a company acquired by Cadence in 1999), which operates in the electronic design automation industry, in various financial management positions.  From 1990 to 1995, Mr. Cusick was an accountant with KPMG LLP. Mr. Cusick is a member of the board of directors of Barrett Business Services, Inc. Mr. Cusick is a certified public accountant.
Franco Fogliato joined Columbia in November 2013 as Senior Vice President and General Manager EMEA Direct Sales and in February 2016 was appointed Senior Vice President and General Manager of EMEA. Prior to joining Columbia, Mr. Fogliato served as general manager of the Billabong Group in Europe from 2004 to 2013 and as a member of that company's executive board. From 1997 through 2003, Mr. Fogliato held various European leadership positions with The North Face brand culminating as general manager of Western Europe.
Russell B. Hopcus joined Columbia in July 2013 as Senior Vice President of North America Sales. Prior to joining Columbia, Mr. Hopcus held various executive positions within the apparel and footwear industry. From 2010 to 2013, Mr. Hopcus was the Vice President of Global Sales and Market Development for KEEN Footwear. From 2008 to 2010, Mr. Hopcus served as North America President at Icebreaker Nature Clothing. Mr. Hopcus joined adidas America, Inc in 2002 where he rose to Senior Vice President of U.S. Sales. From 1991 to 2001, Mr. Hopcus held various sales management positions with NIKE, Inc.
Bryan L. Timm joined Columbia in June 1997 as Corporate Controller and was named Chief Financial Officer in July 2002. In 2003, Mr. Timm was named Vice President, Chief Financial Officer and Treasurer. In April 2008 he was promoted to Chief Operating Officer and in October 2008 he was named Executive Vice President. In February 2015, Mr. Timm was named President and Chief Operating Officer. From 1991 to 1997, Mr. Timm held various financial management positions for Oregon Steel Mills, Inc. rising to Divisional Controller for CF&I Steel, Oregon Steel Mills’ largest division. From 1986 to 1991, Mr. Timm was an accountant with KPMG LLP. Mr. Timm is a member of the board of directors of Umpqua Holdings Corporation.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol "COLM." At February 10, 2017, we had approximately 294 shareholders of record, although there is a much larger number of beneficial owners.
Following are the quarterly high and low sale prices for our common stock for the years ended December 31, 2016 and 2015:

	HIGH	LOW	DIVIDENDS DECLARED
2016
First Quarter	$62.32	$43.94	$0.17
Second Quarter	$62.95	$51.70	$0.17
Third Quarter	$61.98	$52.97	$0.17
Fourth Quarter	$63.55	$53.00	$0.18
2015
First Quarter	$62.19	$41.11	$0.15
Second Quarter	$64.92	$55.35	$0.15
Third Quarter	$74.72	$55.47	$0.15
Fourth Quarter	$66.00	$43.56	$0.17
Our current dividend policy is dependent on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. For various restrictions on our ability to pay dividends, see Note 8 of Notes to Consolidated Financial Statements.
Performance Graph
The line graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor's ("S&P") 400 Mid-Cap Index and the Russell 3000 Textiles Apparel Manufacturers for the period beginning December 31, 2011 and ending December 31, 2016. The graph assumes that $100 was invested on December 31, 2011, and that any dividends were reinvested.
Historical stock price performance should not be relied on as indicative of future stock price performance.

Columbia Sportswear Company
Stock Price Performance
December 31, 2011—December 31, 2016

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2016
$300
$250
$200
$150
$100
$50
$0
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
Columbia Sportswear Company
S&P 400 Mid-Cap Index
Russell 3000 Textiles Apparel & Shoes Index

Total Return Analysis

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Columbia Sportswear Co.	$100.00	$116.65	$174.76	$200.43	$221.87	$268.50
S&P 400 Mid-Cap Index	$100.00	$117.88	$157.37	$172.74	$168.98	$204.03
Russell 3000 Textiles Apparel Mfrs.	$100.00	$111.95	$164.62	$183.05	$179.12	$158.29
Issuer Purchases of Equity Securities
Since the inception of our stock repurchase plan in 2004 through December 31, 2016, our Board of Directors has authorized the repurchase of up to $700,000,000 of our common stock. As of December 31, 2016, we had repurchased 20,992,940 shares under this program for an aggregate purchase price of approximately $526,522,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.
We did not repurchase any equity securities during the three months ended December 31, 2016. From January 1, 2017 through February 10, 2017, we repurchased 616,152 shares of the Company's common stock at an aggregate purchase price of approximately $33,000,000.

Item 6.    SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2016 have been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and accompanying Notes that appear elsewhere in this annual report and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7. All references below to share or per share amounts have been retroactively adjusted to reflect our September 26, 2014 two-for-one stock split.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$2,377,045	$2,326,180	$2,100,590	$1,684,996	$1,669,563
Net income attributable to Columbia Sportswear Company	191,898	174,337	137,173	94,341	99,859
Per Share of Common Stock Data:
Earnings per share attributable to Columbia Sportswear Company:
Basic	$2.75	$2.48	$1.97	$1.37	$1.48
Diluted	2.72	2.45	1.94	1.36	1.46
Cash dividends per share	0.69	0.62	0.57	0.46	0.44
Weighted average shares outstanding:
Basic	69,683	70,162	69,807	68,756	67,680
Diluted	70,632	71,064	70,681	69,434	68,264

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	$2,013,894	$1,846,153	$1,792,209	$1,605,588	$1,458,842
Note payable to related party	14,053	15,030	15,728	—	—

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This annual report, including Item 1 of Part I and Item 7 of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, profitability and the effect of specified factors on profitability for 2017, expenses, sourcing costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, investments in and implementation of our information technology systems, intellectual property disputes, our direct-to-consumer channels and other capital expenditures, including planned store additions, access to raw materials and factory capacity, financing and working capital requirements and resources, income tax rates and pre-tax income, our exposure to market risk associated with interest rates and foreign currency exchange rates, as well as statements regarding the effect of and costs associated with the potential cyber security incident involving our e-commerce website, prAna.com.
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
Our Business
As one of the largest outdoor and active lifestyle apparel and footwear companies in the world, we design, source, market and distribute outdoor and active lifestyle apparel, footwear, accessories and equipment primarily under the Columbia, Mountain Hardwear, SOREL, and prAna brands. Our products are sold through a mix of wholesale distribution channels, our own direct-to-consumer channels and independent international distributors. In addition, we license some of our trademarks across a range of apparel, footwear, accessories and equipment.
The popularity of outdoor activities, changing design trends, consumer adoption of innovative performance technologies, variations in seasonal weather, and the availability and desirability of competitor alternatives affect consumer desire for our products. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences by adjusting our product offerings, developing new products with innovative performance features and designs and creating persuasive and memorable marketing communications to generate consumer awareness, demand and retention. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.
In February 2017, we reported the discovery of a cyber security incident involving our prAna.com e-commerce website. We are in the process of determining the nature and extent of this cyber security incident. See Note 13 of Notes to Consolidated Financial Statements for further disclosure regarding this incident.
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. In 2016, approximately 60% of our net sales and approximately 90% of our profitability was realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs. The expansion of our direct-to-consumer channels has increased the proportion of sales, profits and cash flows that we generate in the second half of the year.
We generally solicit orders from wholesale customers and independent international distributors for the fall and spring seasons based on seasonal ordering deadlines that we establish to aid our efforts to plan manufacturing volumes to meet demand. We typically ship the majority of our advance spring season orders to customers beginning in January and continuing through June. Similarly, we typically ship the majority of our advance fall season orders to customers beginning in July and continuing through December. Generally, orders are subject to cancellation prior to the date of shipment.
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of persistent volatility in global economic and geopolitical conditions and volatility of foreign currency exchange rates which, when combined with seasonal weather patterns and inflationary or volatile sourcing costs, reduce the predictability of our business.
Business Outlook
The global business climate continues to present us with a great deal of uncertainty, making it difficult to predict future results. Consistent with the historical seasonality of the business, we anticipate 2017 profitability to be heavily concentrated in the second half of the year. Factors that could significantly affect our full year 2017 financial results include:

•	Performance and profitability of our owned brick-and-mortar stores and e-commerce direct-to-consumer sales globally;

•
Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on cancellations of advance wholesale orders, sales returns, wholesale customer accommodations, replenishment orders and reorders, direct-to-consumer sales, changes in mix and volume of full price sales in relation to promotional and closeout product sales, and suppressed wholesale and end-consumer demand in subsequent seasons;

•
Industry trends affecting consumer traffic and spending in brick and mortar retail channels, which are creating uncertainty regarding the long-term financial health of several of our U.S. wholesale customers, including some who have recently initiated restructuring activities, bankruptcy proceedings or liquidation;

•
Difficult economic and competitive environments in certain key markets within our Europe, Middle East and Africa ("EMEA") and Latin America and Asia Pacific ("LAAP") regions, in particular, Russia and Korea;

•	Continued sales growth and profitability contributed by our Europe direct business;

•	The effects of changes in foreign currency exchange rates on sales, gross margin, operating income, and net income; and

•	Performance of our Mountain Hardwear business as we work to re-invigorate that brand in the marketplace.
These factors and others may have a material effect on our financial condition, results of operations or cash flows, particularly with respect to quarterly comparisons.
We are continuing to invest in our multi-year global enterprise resource planning ("ERP") implementation. To date, we have implemented our new ERP system in our North American operations and international distributor businesses, excluding prAna, as well as the majority of our global supply chain operations. The next planned phase of our global information systems and infrastructure initiatives is to transition our China joint venture to our new ERP system in 2017.
We remain focused on driving sustainable, profitable sales growth by providing innovative, stylish products at accessible prices, nurturing stronger emotional connections with consumers through compelling marketing communications, transforming our global supply chain and information technology platforms and effectively managing inventory and other working capital assets.
Results of Operations
The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and accompanying Notes that appear elsewhere in this annual report. To supplement financial information reported in accordance with accounting principles generally accepted in the United States ("GAAP"), we disclose constant-currency net sales information, which is a non-GAAP financial measure, to provide a framework to assess how the business performed excluding the effects of changes in the exchange rates used to translate net sales generated in foreign currencies into U.S. dollars. Management believes that this non-GAAP financial measure reflects an additional and useful way of viewing an aspect of our operations that, when viewed in conjunction with our GAAP results, provides a more comprehensive understanding of our business and operations. In particular, investors may find the non-GAAP measures useful by reviewing our net sales results without the significant volatility in foreign currency exchange rates.  This non-GAAP financial measure also facilitates management's internal comparisons to our historical net sales results and comparisons to competitors' net sales results. Constant-currency financial measures should be viewed in addition to, and not in lieu of or superior to, our financial measures calculated in accordance with GAAP. The following discussion includes references to constant-currency net sales, and we provide a reconciliation of this non-GAAP measure to the most directly comparable financial measure calculated in accordance with GAAP. All references to years relate to the calendar year ended December 31.
Highlights of the Year Ended December 31, 2016
•Net sales increased $50.8 million, or 2%, to $2,377.0 million from $2,326.2 million in 2015.
•Net income attributable to Columbia Sportswear Company increased 10% to $191.9 million, or $2.72 per diluted share, from $174.3 million, or $2.45 per diluted share, in 2015.
•We paid cash dividends totaling $48.1 million, or $0.69 per share.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	53.3	53.9	54.5
Gross profit	46.7	46.1	45.5
Selling, general and administrative expense	36.4	35.8	36.3
Net licensing income	0.5	0.4	0.3
Income from operations	10.8	10.7	9.5
Interest income, net	—	—	—
Interest expense on note payable to related party	—	—	(0.1)
Other non-operating expense	—	(0.1)	—
Income before income tax	10.8	10.6	9.4
Income tax expense	(2.5)	(2.9)	(2.7)
Net income	8.3	7.7	6.7
Net income attributable to non-controlling interest	0.2	0.2	0.2
Net income attributable to Columbia Sportswear Company	8.1%	7.5%	6.5%
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Net Sales:    Consolidated net sales increased $50.8 million, or 2% (2% constant-currency), to $2,377.0 million in 2016 from $2,326.2 million in 2015.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016(1)	2015	% Change	% Change(1)
	(In millions, except for percentage changes)
United States	$1,505.2	$—	$1,505.2	$1,455.2	3%	3%
LAAP	453.7	(3.6)	450.1	469.2	(3)%	(4)%
EMEA	253.5	2.4	255.9	233.2	9%	10%
Canada	164.6	5.7	170.3	168.6	(2)%	1%
	$2,377.0	$4.5	$2,381.5	$2,326.2	2%	2%
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

Net sales in the United States increased $50.0 million, or 3%, to $1,505.2 million in 2016 from $1,455.2 million in 2015. The increase in net sales in the United States was led by an increase in net sales in our direct-to-consumer business, partially offset by a decrease in our wholesale business. The increase in our direct-to-consumer business was led by increased net sales from our retail stores, followed by increased e-commerce net sales. At December 31, 2016, we operated 118 retail stores, compared with 111 stores at December 31, 2015. The net sales decrease in our wholesale business was primarily driven by the impact of U.S. wholesale customer bankruptcies during 2016.
Net sales in the LAAP region decreased $15.5 million, or 3% (4% constant-currency), to $453.7 million in 2016 from $469.2 million in 2015. The net sales decrease in the LAAP region was led by net sales decreases in Korea and our LAAP distributor business, partially offset by net sales increases in Japan and China. The net sales decrease in Korea reflected a change in consumer preferences in that country away from the outdoor category that has created an industry-wide excess of inventory in that market. The net sales decrease in our LAAP distributor business primarily reflected a shift in timing of shipments of spring advance orders. The net sales increase in Japan was driven by the positive effects of foreign exchange rates, as nets sales in local currency were essentially unchanged.
Net sales in the EMEA region increased $20.3 million, or 9% (10% constant-currency), to $253.5 million in 2016 from $233.2 million in 2015. The EMEA net sales increase consisted of an increase in our EMEA direct business, partially offset by a net sales decrease in our EMEA distributor business, reflecting a decline in net sales to our Russian distributor, due to the macroeconomic challenges in that region.
Net sales in Canada decreased $4.0 million, or 2% (increased 1% constant-currency), to $164.6 million in 2016 from $168.6 million in 2015. The net sales decrease in Canada reflected a net sales decrease in our wholesale business, partially offset by a net sales increase in our direct-to-consumer business.
Sales by Brand
Net sales by brand are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016	2015	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$1,910.1	$5.3	$1,915.4	$1,864.7	2%	3%
SOREL	213.0	(0.8)	212.2	209.2	2%	1%
prAna	139.9	—	139.9	125.3	12%	12%
Mountain Hardwear	104.0	0.1	104.1	116.3	(11)%	(10)%
Other	10.0	(0.1)	9.9	10.7	(7)%	(7)%
	$2,377.0	$4.5	$2,381.5	$2,326.2	2%	2%
The net sales increase in 2016 compared to 2015 was led by the Columbia brand, followed by the prAna brand and the SOREL brand, partially offset by lower Mountain Hardwear net sales. The Columbia brand net sales increase was led by the United States, followed by the EMEA region and Canada, partially offset by a net sales decrease in the LAAP region.

Sales by Product Category
Net sales by product category are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2016	Translation	2016	2015	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$1,865.4	$4.1	$1,869.5	$1,821.2	2%	3%
Footwear	511.6	0.4	512.0	505.0	1%	1%
	$2,377.0	$4.5	$2,381.5	$2,326.2	2%	2%
Net sales of apparel, accessories and equipment increased $44.2 million, or 2% (3% constant-currency), to $1,865.4 million in 2016 from $1,821.2 million in 2015. The increase in apparel, accessories and equipment net sales was led by a net sales increase in the Columbia brand, followed the prAna brand and the SOREL brand, partially offset by lower Mountain Hardwear brand net sales. The apparel, accessories and equipment net sales increase was led by the United States, followed by the EMEA region and Canada, partially offset by lower net sales in the LAAP region.
Net sales of footwear increased $6.6 million, or 1% (1% constant-currency), to $511.6 million in 2016 from $505.0 million in 2015. The increase in footwear net sales was led by the Columbia brand, followed by the SOREL brand. The footwear net sales increase was led by the United States, followed by the EMEA region, partially offset by lower net sales in Canada and the LAAP region.
Gross Profit:    Gross profit as a percentage of net sales increased to 46.7% in 2016 from 46.1% in 2015. Gross margin expansion was primarily due to:

•
Favorable changes in channel mix with a higher proportion of direct-to-consumer net sales and a lower proportion of net sales to independent international distributors, which generally carry lower gross margins than wholesale and direct-to-consumer channels;

•	A favorable mix of full-price versus close-out product net sales;

•	Selective price increases; and

•	A favorable sourcing environment;
partially offset by:

•	An unfavorable impact from foreign currency rates in Canada, China, Europe, and Japan.
Our gross profit may not be comparable to other companies in our industry because some of these companies include all of the costs related to their distribution network in cost of sales while we, like many others, include these expenses as a component of selling, general and administrative ("SG&A") expense.
Selling, General and Administrative Expense:   SG&A expense includes all costs associated with our design, merchandising, marketing, distribution, and corporate functions, including related depreciation and amortization.
SG&A expense increased $32.1 million, or 4%, to $864.1 million, or 36.4% of net sales, in 2016, from $832.0 million, or 35.8% of net sales, in 2015. The SG&A expense increase was primarily due to:

•	Increased costs to support our expanding global direct-to-consumer channels;

•	Increased personnel costs to support strategic initiatives and business growth; and

•	Increased information technology investments;
partially offset by:

•	Lower incentive compensation expenses;

•	Cost containment measures that have been implemented throughout the year; and

•	Lower demand creation expenses.

Depreciation and amortization included in SG&A expense totaled $59.2 million in 2016, compared to $55.5 million in 2015.
Net Licensing Income:    Net licensing income increased $2.0 million to $10.2 million in 2016, compared to $8.2 million in 2015. The increase in net licensing income was primarily due to increased licensing income from accessories and equipment in the United States.
Other Non-Operating Expense: Other non-operating expense totaled $0.6 million in 2016, compared to $2.8 million in 2015. The $2.2 million decrease in other non-operating expense was attributed to lower net losses incurred on the revaluation of foreign currency denominated assets and liabilities, the change in fair value of foreign currency contracts not designated as cash flow hedges and the settlement of foreign-currency denominated transactions.
Income Tax Expense:    Income tax expense decreased to $58.5 million in 2016 from $67.5 million in 2015. Our effective income tax rate decreased to 22.8% from 27.3% in 2015. The decrease in our effective income tax rate was due to a higher proportion of taxable income in foreign jurisdictions where tax rates are generally lower than the United States, an increased income tax benefit from the utilization of foreign tax credits and an income tax benefit recognized as a result of the company's early adoption of ASU No. 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. See Note 1 of the financial statements under Changes affecting comparability for further discussion regarding the adoption of ASU No. 2016-09.  These comparative income tax benefits were partially offset by a non-recurring tax benefit that was recognized in 2015 from the utilization of net operating loss carry-forwards and the release of associated valuation allowances in certain international tax jurisdictions.
Net Income Attributable to Columbia Sportswear Company: Net income increased $17.6 million, or 10%, to $191.9 million in 2016 from $174.3 million in 2015. Diluted earnings per share was $2.72 in 2016 compared to $2.45 in 2015.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Net Sales:    Consolidated net sales increased $225.6 million, or 11% (15% constant-currency), to $2,326.2 million in 2015 from $2,100.6 million in 2014.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2015	Translation	2015	2014	% Change	% Change(1)
	(In millions, except for percentage changes)
United States	$1,455.2	$—	$1,455.2	$1,198.4	21%	21%
LAAP	469.2	29.8	499.0	491.6	(5)%	2%
EMEA	233.2	26.1	259.3	259.2	(10)%	—%
Canada	168.6	28.1	196.7	151.4	11%	30%
	$2,326.2	$84.0	$2,410.2	$2,100.6	11%	15%
Net sales in the United States increased $256.8 million, or 21%, to $1,455.2 million in 2015 from $1,198.4 million in 2014. The increase in net sales in the United States was led by an increase in net sales in our wholesale business, followed by our direct-to-consumer businesses. The increase in our wholesale business was primarily the result of a net sales increase in Columbia, SOREL and prAna brand net sales, and was driven by shipments of increased fall season advance orders. The net sales increase in our direct-to-consumer business was led by increased net sales from our retail stores, followed by increased e-commerce net sales. At December 31, 2015, we operated 111 retail stores, compared with 95 stores at December 31, 2014.

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
Net sales in the EMEA region decreased $26.0 million, or 10% (remained flat on constant-currency basis), to $233.2 million in 2015 from $259.2 million in 2014. The EMEA net sales decrease consisted of a decrease in our EMEA distributor business, partially offset by a net sales increase in our EMEA direct business. The EMEA distributor net sales decrease was largely attributable to a decline in net sales to our Russian distributor as a result of challenging economic conditions.
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
Net sales of apparel, accessories and equipment increased $145.0 million, or 9% (12% constant-currency), to $1,821.2 million in 2015 from $1,676.2 million in 2014. The increase in apparel, accessories and equipment net sales was led by a net sales increase in the Columbia brand, followed by the prAna brand, partially offset by lower Mountain Hardwear brand net sales. The apparel, accessories and equipment net sales increase was led by the United States, followed by Canada, partially offset by lower net sales in the EMEA and LAAP regions.
Net sales of footwear increased $80.6 million, or 19% (26% constant-currency), to $505.0 million in 2015 from $424.4 million in 2014. The increase in footwear net sales was led by the SOREL brand, followed by the Columbia brand. The footwear net sales increase was led by the United States, followed by Canada, the LAAP region, and the EMEA region.
Gross Profit:    Gross profit as a percentage of net sales increased to 46.1% in 2015 from 45.5% in 2014. Gross margin expansion was primarily due to:

•	Lower provisions for slow-moving inventory; and

•
A more favorable channel mix due to a higher proportion of direct-to-consumer net sales and a lower proportion of sales to independent international distributors, which carry lower gross margins than wholesale and direct-to-consumer channels;

partially offset by:

•	Unfavorable foreign currency hedge rates; and

•	Lower margin on close-out product sales.
Our gross profit may not be comparable to other companies in our industry because some of these companies include all of the costs related to their distribution network in cost of sales while we, like many others, include these expenses as a component of SG&A expense.
Selling, General and Administrative Expense:   SG&A expense includes all costs associated with our design, merchandising, marketing, distribution, and corporate functions, including related depreciation and amortization.
SG&A expense increased $68.9 million, or 9%, to $832.0 million, or 35.8% of net sales, in 2015, from $763.1 million, or 36.3% of net sales, in 2014. The SG&A expense increase was primarily due to:

•	Increased personnel expenses to support business growth and strategic initiatives;

•	Increased expenses relating to our expanding global direct-to-consumer channels;

•	Increased operating costs associated with the inclusion of a full year of prAna expenses; and

•	Increased demand creation investments;
partially offset by:

•	Favorable foreign currency translation.
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
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our global direct-to-consumer expansion, ongoing ERP and complementary systems implementations, general corporate needs and the expansion of our global operations. At December 31, 2016, we had total cash and cash equivalents of $551.4 million compared to $369.8 million at December 31, 2015. In addition, we had short-term investments of $0.5 million at December 31, 2016 compared to $0.6 million at December 31, 2015. At December 31, 2016, approximately 49% of our cash and short-term investments were held by our foreign subsidiaries, from which repatriation of those funds to the United States would likely result in a significant tax expense for us.  However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States.  In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
2016 compared to 2015
Net cash provided by operating activities was $275.2 million in 2016, compared to $95.1 million in 2015. The increase in cash provided by operating activities was primarily driven by a lower increase in inventory levels, a reduction in accounts receivable and an increase in net income during 2016 compared to 2015.
Net cash used in investing activities was $49.9 million in 2016, compared to $43.0 million in 2015. For 2016, net cash used in investing activities primarily consisted of $50.0 million for capital expenditures. For 2015, net cash used in investing activities primarily consisted of $69.9 million for capital expenditures, partially offset by $26.8 million in net sales of short-term investments.
Net cash used in financing activities was $42.0 million in 2016, compared to $91.2 million in 2015. For 2016, net cash used in financing activities primarily consisted of dividend payments of $48.1 million, partially offset by net proceeds of $8.1 million from the issuance of common stock related to our stock compensation programs. For 2015, net cash used in financing activities primarily consisted of the repurchase of common stock at an aggregate price of $70.1 million and dividend payments of $43.5 million, partially offset by net proceeds of $12.5 million from the issuance of common stock related to our stock compensation programs.
2015 compared to 2014

Net cash provided by operating activities was $95.1 million in 2015, compared to $185.8 million in 2014. The decrease in cash provided by operating activities was primarily driven by increased inventory levels and related payments for accounts payable, increased payments for income taxes and increased accounts receivable, partially offset by an increase in net income during 2015 compared to 2014. The increased inventory levels primarily reflect more timely production and receipt of spring 2016 product compared to spring 2015 product at the same time in 2014.
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
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At December 31, 2016, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined limit of approximately $84.3 million at December 31, 2016, of which $2.4 million is designated as a European customs guarantee. At December 31, 2016, no balance was outstanding under these lines of credit.
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
Our operations are affected by seasonal trends typical in the outdoor apparel and footwear industry and have historically resulted in higher sales and profits in the third and fourth calendar quarters. This pattern has resulted primarily from the timing of shipments of fall season products to wholesale customers in the third and fourth quarters and proportionally higher sales in our direct-to-consumer channels in the fourth quarter, combined with an expense base that is more consistent throughout the year. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and existing short-term borrowing arrangements. We plan to fund future cash dividends and share repurchases with cash generated from operating activities.
Contractual obligations
The following table presents our estimated significant contractual commitments (in thousands):

	Year ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Inventory purchase obligations (1)	$202,391	$—	$—	$—	$—	$—	$202,391
Operating lease obligations (2)	61,682	56,748	46,707	39,181	33,625	111,800	349,743
Long-term debt obligations (3)	997	15,040	—	—	—	—	16,037
—————
(1)    See Inventory Purchase Obligations in Note 13 of Notes to Consolidated Financial Statements.
(2)    See Operating Leases in Note 13 of Notes to Consolidated Financial Statements.
(3) Amounts represent interest and principal obligations under our related party note with Swire. See Note 22 of Notes to Consolidated Financial Statements.
We have recorded long-term liabilities for net unrecognized tax benefits related to income tax uncertainties in our Consolidated Balance Sheet at December 31, 2016 of approximately $12.7 million; however, they have not been included in the table above because we are uncertain about whether or when these amounts may be settled. See Note 10 of Notes to Consolidated Financial Statements.
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
Our primary currency exchange rate risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. We focus on mitigating changes in functional currency equivalent cash flows resulting from anticipated U.S. dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen, or Chinese renminbi as their functional currency. We manage this risk primarily by using currency forward contracts. Additionally, we hedge net balance sheet exposures related primarily to non-functional currency denominated monetary assets and liabilities using foreign currency forward contracts in euros, yen, Canadian dollars, and Swiss francs. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, payables, and intercompany loans.
The net fair value of our derivative contracts was favorable by approximately $12.8 million at December 31, 2016. A 10% unfavorable exchange rate change in the euro, franc, Canadian dollar, yen, and renminbi against the U.S. dollar would have resulted in the net fair value declining by approximately $27.1 million at December 31, 2016. Changes in fair value resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.
Our negotiated credit facilities generally charge interest based on a benchmark rate such as the London Interbank Offered Rate ("LIBOR").  Fluctuations in short-term interest rates cause interest payments on drawn amounts to increase or decrease.   At December 31, 2016, no balance was outstanding under our credit facilities.
Critical Accounting Policies and Estimates
Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make various estimates and assumptions that affect reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the estimates and assumptions involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies. We base our ongoing estimates on historical experience and various other assumptions that we believe to be important in the circumstances. Many of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, the allowance for doubtful accounts, the provision for potential excess, closeout and slow moving inventory, product warranty, income taxes, and stock-based compensation.
Management regularly discusses with our Audit Committee each of our critical accounting estimates, the development and selection of these accounting estimates, and the disclosure about each estimate in Management's Discussion and Analysis of Financial Condition and Results of Operations. These discussions typically occur at our quarterly Audit Committee meetings and include the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.
Revenue Recognition
We record wholesale, distributor, e-commerce and licensed product revenues when title passes and the risks and rewards of ownership have passed to the customer. Title generally passes upon shipment to or upon receipt by the customer depending on the applicable terms of sale with the customer. Retail store revenues are recorded at the time of sale. Revenue is recorded net of sales taxes, value added taxes or similar taxes, which are collected on behalf of local taxing authorities.
Where title passes upon receipt by the customer, predominantly in our European wholesale business, Japan and in certain of our e-commerce operations, precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based on historical and expected delivery times by geographic location. We periodically test the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to seven days. To date, we have found these estimates to be materially accurate.
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

Allowance for Uncollectable Accounts Receivable
We make ongoing estimates of the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses, and we make judgments about the creditworthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, credit insurance coverage, standby letters of credit, and other forms of collateral, current economic trends, and changes in customer payment terms. Continued uncertainty in credit and market conditions may slow our collection efforts if customers experience difficulty accessing credit and paying their obligations, leading to higher than normal accounts receivable and increased bad debt expense. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectable accounts may differ from our estimates and may have a material effect on our consolidated financial position, results of operations or cash flows. If the financial condition of our customers deteriorates and results in their inability to make payments, a larger allowance may be required. If we determine that a smaller or larger allowance is appropriate, we will record a credit or a charge to SG&A expense in the period in which we make such a determination.
Excess, Close-Out and Slow Moving Inventory
We make ongoing estimates of potential excess, close-out or slow moving inventory. We evaluate our inventory on hand considering our purchase commitments, sales forecasts and historical liquidation experience to identify excess, close-out or slow moving inventory and make provisions as necessary to properly reflect inventory value at the lower of cost or estimated market value. If we determine that a smaller or larger reserve is appropriate, we will record a credit or a charge to cost of sales in the period in which we make such a determination.
Product Warranty
We make ongoing estimates of potential future product warranty costs. When we evaluate our reserve for warranty costs, we consider our product warranty policies, historical claim rates by season, product category and mix, current warranty claim trends, and the historical cost to repair, replace or refund the original sale. If we determine that a smaller or larger reserve is appropriate, we will record a credit or a charge to cost of sales in the period in which we make such a determination.
Impairment of Long-Lived Assets, Intangible Assets and Goodwill
Long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, we estimate the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. For the years ended December 31, 2016 and 2015, we recorded impairment charges for certain underperforming retail stores of $4.3 million and $4.2 million, respectively
We review and test our intangible assets with indefinite useful lives and goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Our intangible assets with indefinite lives consist of trademarks and trade names. Substantially all of our goodwill is recorded in the United States segment and impairment testing for goodwill is performed at the reporting unit level. In the impairment test for goodwill, the two-step process first compares the estimated fair value of the reporting unit with the carrying amount of that reporting unit. We estimate the fair value of our reporting units using a combination of discounted cash flow analysis and market-based valuation methods, as appropriate. If step one indicates impairment, step two compares the estimated fair value of the reporting unit to the estimated fair value of all reporting unit assets and liabilities, except goodwill, to determine the implied fair value of goodwill. We calculate impairment as the excess of carrying amount of goodwill over the implied fair value of goodwill. In the impairment tests for trademarks and trade names, we compare the estimated fair value of each asset to its carrying amount. The fair values of trademarks and trade names are generally estimated using a relief from royalty method under the income approach. If the carrying amount of a trademark or trade name exceeds its estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value.
Our 2016 impairment tests of goodwill and intangible assets with indefinite lives indicated that all reporting units and intangible assets with indefinite lives exceeded their respective carrying values by more than 20%, with the exception of goodwill for the Mountain Hardwear reporting unit. In the first step of the Mountain Hardwear goodwill impairment analysis, the estimated fair value of the reporting unit exceeded its carrying value by approximately 13%, and as such the reporting unit’s goodwill balance of $12.2 million was not impaired. While no impairment was indicated during our 2016 tests, if the Mountain Hardwear brand's actual or projected future performance deteriorates from the modest projections considered in our 2016 tests, it is possible that an impairment charge would be required.

Our impairment tests and related fair value estimates are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, discount rates, market-based multiples, remaining useful lives, and other operating performance measures. Changes in estimates or the application of alternative assumptions could produce significantly different results. These assumptions and estimates may change in the future due to changes in economic conditions, changes in our ability to meet sales and profitability objectives or changes in our business operations or strategic direction.
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
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, we recognize income tax expense for the amount of taxes payable or refundable for the current year and for the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and our uncertain tax positions. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position, results of operations and cash flows.
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
Stock-Based Compensation
Stock-based compensation cost is estimated at the grant date based on the award's fair value and is recognized as expense over the requisite service period using the straight-line attribution method. We estimate stock-based compensation for stock awards granted using the Black-Scholes option pricing model, which requires various subjective assumptions, including volatility and expected option life. Further, we estimate forfeitures for stock-based awards granted, but which are not expected to vest. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
Recent Accounting Pronouncements

See "Recent Accounting Pronouncements" in Note 2 of Notes to Consolidated Financial Statements.

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
Our accounting systems include controls designed to reasonably ensure that assets are safeguarded from unauthorized use or disposition and which provide for the preparation of financial statements in conformity with accounting principles generally accepted in the United States. These systems are supplemented by the selection and training of qualified financial personnel and an organizational structure providing for appropriate segregation of duties.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Columbia Sportswear Company
Portland, Oregon
We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Sportswear Company and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/    DELOITTE & TOUCHE LLP
Portland, Oregon
February 23, 2017

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$551,389	$369,770
Short-term investments	472	629
Accounts receivable, net (Note 5)	333,678	371,953
Inventories	487,997	473,637
Prepaid expenses and other current assets	38,487	33,400
Total current assets	1,412,023	1,249,389
Property, plant, and equipment, net (Note 6)	279,650	291,687
Intangible assets, net (Note 7)	133,438	138,584
Goodwill (Note 7)	68,594	68,594
Deferred income taxes (Note 10)	92,494	76,181
Other non-current assets	27,695	21,718
Total assets	$2,013,894	$1,846,153
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings (Note 8)	$—	$1,940
Accounts payable	215,048	217,230
Accrued liabilities (Note 9)	142,158	141,862
Income taxes payable (Note 10)	5,645	5,038
Total current liabilities	362,851	366,070
Note payable to related party (Note 22)	14,053	15,030
Other long-term liabilities (Notes 11, 12)	42,622	40,172
Income taxes payable (Note 10)	12,710	8,839
Deferred income taxes (Note 10)	147	229
Total liabilities	432,383	430,340
Commitments and contingencies (Note 13)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 250,000 shares authorized; 69,873 and 69,277 issued and outstanding (Note 14)	53,801	34,776
Retained earnings	1,529,636	1,385,860
Accumulated other comprehensive loss (Note 17)	(22,617)	(20,836)
Total Columbia Sportswear Company shareholders' equity	1,560,820	1,399,800
Non-controlling interest (Note 4)	20,691	16,013
Total equity	1,581,511	1,415,813
Total liabilities and equity	$2,013,894	$1,846,153

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net sales	$2,377,045	$2,326,180	$2,100,590
Cost of sales	1,266,697	1,252,680	1,145,639
Gross profit	1,110,348	1,073,500	954,951
Selling, general and administrative expenses	864,084	831,971	763,063
Net licensing income	10,244	8,192	6,956
Income from operations	256,508	249,721	198,844
Interest income, net	2,003	1,531	1,004
Interest expense on note payable to related party (Note 22)	(1,041)	(1,099)	(1,053)
Other non-operating expense	(572)	(2,834)	(274)
Income before income tax	256,898	247,319	198,521
Income tax expense (Note 10)	(58,459)	(67,468)	(56,662)
Net income	198,439	179,851	141,859
Net income attributable to non-controlling interest	6,541	5,514	4,686
Net income attributable to Columbia Sportswear Company	$191,898	$174,337	$137,173
Earnings per share attributable to Columbia Sportswear Company (Note 16):
Basic	$2.75	$2.48	$1.97
Diluted	2.72	2.45	1.94
Weighted average shares outstanding (Note 16):
Basic	69,683	70,162	69,807
Diluted	70,632	71,064	70,681

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$198,439	$179,851	$141,859
Other comprehensive loss:
Unrealized holding gains (losses) on available-for-sale securities (net of tax effects of $0, ($3), and ($5), respectively)	(2)	(6)	10
Unrealized gains (losses) on derivative transactions (net of tax effects of ($1,922), ($849) and ($1,507), respectively)	843	(2,908)	7,751
Foreign currency translation adjustments (net of tax effects of ($347), ($760) and $1,023, respectively)	(4,485)	(34,887)	(27,789)
Other comprehensive loss	(3,644)	(37,801)	(20,028)
Comprehensive income	194,795	142,050	121,831
Comprehensive income attributable to non-controlling interest	4,678	4,382	4,185
Comprehensive income attributable to Columbia Sportswear Company	$190,117	$137,668	$117,646

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$198,439	$179,851	$141,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,016	56,521	54,017
Loss on disposal or impairment of property, plant, and equipment	4,805	5,098	481
Deferred income taxes	(19,178)	(11,709)	(6,978)
Stock-based compensation	10,986	11,672	11,120
Excess tax benefit from employee stock plans	—	(7,873)	(4,927)
Changes in operating assets and liabilities:
Accounts receivable	36,710	(40,419)	(31,478)
Inventories	(18,777)	(103,296)	(62,086)
Prepaid expenses and other current assets	(5,452)	4,411	(4,869)
Other assets	(5,948)	(2,524)	4,291
Accounts payable	1,483	11,418	41,941
Accrued liabilities	4,847	(2,017)	35,051
Income taxes payable	4,768	(10,994)	1,166
Other liabilities	2,468	4,966	6,195
Net cash provided by operating activities	275,167	95,105	185,783
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	—	(188,467)
Purchases of short-term investments	(21,263)	(38,208)	(48,243)
Sales of short-term investments	21,263	64,980	112,895
Capital expenditures	(49,987)	(69,917)	(60,283)
Proceeds from sale of property, plant, and equipment	97	144	71
Net cash used in investing activities	(49,890)	(43,001)	(184,027)
Cash flows from financing activities:
Proceeds from credit facilities	62,885	53,429	52,356
Repayments on credit facilities	(64,825)	(51,479)	(52,205)
Proceeds from issuance of common stock under employee stock plans	13,167	17,442	22,277
Tax payments related to restricted stock unit issuances	(5,117)	(4,895)	(3,141)
Excess tax benefit from employee stock plans	—	7,873	4,927
Repurchase of common stock	(11)	(70,068)	(15,000)
Cash dividends paid	(48,122)	(43,547)	(39,836)
Proceeds from note payable to related party	—	—	16,072
Net cash used in financing activities	(42,023)	(91,245)	(14,550)
Net effect of exchange rate changes on cash	(1,635)	(4,647)	(11,137)
Net increase (decrease) in cash and cash equivalents	181,619	(43,788)	(23,931)
Cash and cash equivalents, beginning of year	369,770	413,558	437,489
Cash and cash equivalents, end of year	$551,389	$369,770	$413,558
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$70,424	$87,350	$53,958
Cash paid during the year for interest on note payable to related party	1,049	1,115	838
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	2,710	4,698	7,196

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2014	69,190	$52,325	$1,157,733	$35,360	$7,446	$1,252,864
Net income	—	—	137,173	—	4,686	141,859
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	10	—	10
Unrealized holding gains on derivative transactions, net	—	—	—	7,751	—	7,751
Foreign currency translation adjustment, net	—	—	—	(27,288)	(501)	(27,789)
Cash dividends ($0.57 per share)	—	—	(39,836)	—	—	(39,836)
Issuance of common stock under employee stock plans, net	1,059	19,136	—	—	—	19,136
Tax adjustment from stock plans	—	5,119	—	—	—	5,119
Stock-based compensation expense	—	11,120	—	—	—	11,120
Repurchase of common stock	(421)	(15,000)	—	—	—	(15,000)
BALANCE, DECEMBER 31, 2014	69,828	72,700	1,255,070	15,833	11,631	1,355,234
Net income	—	—	174,337	—	5,514	179,851
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities, net	—	—	—	(6)	—	(6)
Unrealized holding losses on derivative transactions, net	—	—	—	(2,908)	—	(2,908)
Foreign currency translation adjustment, net	—	—	—	(33,755)	(1,132)	(34,887)
Cash dividends ($0.62 per share)	—	—	(43,547)	—	—	(43,547)
Issuance of common stock under employee stock plans, net	835	12,547	—	—	—	12,547
Tax adjustment from stock plans	—	7,925	—	—	—	7,925
Stock-based compensation expense	—	11,672	—	—	—	11,672
Repurchase of common stock	(1,386)	(70,068)	—	—	—	(70,068)
BALANCE, DECEMBER 31, 2015	69,277	34,776	1,385,860	(20,836)	16,013	1,415,813
Net income	—	—	191,898	—	6,541	198,439
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities, net	—	—	—	(2)	—	(2)
Unrealized holding gains on derivative transactions, net	—	—	—	686	157	843
Foreign currency translation adjustment, net	—	—	—	(2,465)	(2,020)	(4,485)
Cash dividends ($0.69 per share)	—	—	(48,122)	—	—	(48,122)
Issuance of common stock under employee stock plans, net	596	8,050	—	—	—	8,050
Stock-based compensation expense	—	10,986	—	—	—	10,986
Repurchase of common stock	—	(11)	—	—	—	(11)
BALANCE, DECEMBER 31, 2016	69,873	$53,801	$1,529,636	$(22,617)	$20,691	$1,581,511

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
Nature of the business:
Columbia Sportswear Company is a global leader in the design, sourcing, marketing, and distribution of outdoor and active lifestyle apparel, footwear, accessories, and equipment.
Principles of consolidation:
The consolidated financial statements include the accounts of Columbia Sportswear Company, its wholly owned subsidiaries and entities in which it maintains a controlling financial interest (the "Company"). All intercompany balances and transactions have been eliminated in consolidation.
Estimates and assumptions:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. Some of these more significant estimates relate to revenue recognition, including sales returns and claims from customers, allowance for doubtful accounts, excess, slow-moving and close-out inventories, product warranty, long-lived and intangible assets, goodwill, income taxes, and stock-based compensation.
Changes affecting comparability:
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. The Company elected to early-adopt ASU 2016-09 with an effective date of January 1, 2016. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the income statement, resulting in the recognition of excess tax benefits of $5,499,000 in income tax expense, rather than in paid-in capital, for the year ended December 31, 2016. If we had retrospectively adopted this guidance, we would have recognized excess tax benefits of $7,925,000 and $5,119,000 in income tax expense, rather than in paid-in capital, for the years ended December 31, 2015 and 2014, respectively.
In addition, under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. The Company has elected to apply the cash flow classification guidance of ASU 2016-09 prospectively, resulting in an increase to operating cash flow of $5,538,000 for the year ended December 31, 2016; the prior years have not been adjusted.
The Company has elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.
ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding of 240,016 shares for the year ended December 31, 2016.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and cash equivalents:
Cash and cash equivalents are stated at fair value or at cost, which approximates fair value, and include investments with original maturities of 90 days or less at the date of acquisition. At December 31, 2016, and 2015 cash and cash equivalents consisted of cash, money market funds and time deposits.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments:
At December 31, 2016 and 2015, short-term investments consisted of investments held as part of the Company's deferred compensation plan expected to be distributed in the next twelve months. Investments held as part of the Company's deferred compensation plan are classified as trading securities and are recorded at fair value with any unrealized gains and losses reported in operating income. Realized gains or losses are determined based on the specific identification method.
At December 31, 2016 and 2015, long-term investments included in other non-current assets consisted of mutual fund shares held to offset liabilities to participants in the Company's deferred compensation plan. The investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported as a component of operating income.
Accounts receivable:
Accounts receivable have been reduced by an allowance for doubtful accounts. The Company makes ongoing estimates of the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of the Company's customers to make required payments.
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
Impairment of long-lived assets:
Long-lived assets are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. Impairment charges for long-lived assets are included in selling, general and administrative ("SG&A") expense and were $4,310,000, $4,171,000 and $73,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Charges during the years ended December 31, 2016 and 2015 were recorded in the United States and LAAP regions for certain underperforming retail stores. Charges during the year ended December 31, 2014 were recorded in the United States region for certain underperforming retail stores.
Intangible assets and goodwill:
Intangible assets with indefinite useful lives and goodwill are not amortized but are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized using the straight-line method over their

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired.
Impairment of intangible assets and goodwill:
The Company reviews and tests its intangible assets with indefinite useful lives and goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company's intangible assets with indefinite lives consist of trademarks and trade names. Substantially all of the Company's goodwill is recorded in the United States segment and impairment testing for goodwill is performed at the reporting unit level. In the impairment test for goodwill, the two-step process first compares the estimated fair value of the reporting unit with the carrying amount of that reporting unit. The Company estimates the fair value of its reporting units using a combination of discounted cash flow analysis, comparisons with the market values of similar publicly traded companies and other operating performance based valuation methods, as necessary. If step one indicates impairment, step two compares the estimated fair value of the reporting unit to the estimated fair value of all reporting unit assets and liabilities, except goodwill, to determine the implied fair value of goodwill. The Company calculates impairment as the excess of carrying amount of goodwill over the implied fair value of goodwill. In the impairment tests for trademarks and trade names, the Company compares the estimated fair value of each asset to its carrying amount. The fair values of trademarks and trade names are generally estimated using a relief from royalty method under the income approach. If the carrying amount of a trademark or trade name exceeds its estimated fair value, the Company calculates impairment as the excess of carrying amount over the estimate of fair value.
If events or circumstances indicate the carrying value of intangible assets with finite lives may be impaired, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. Our 2016 impairment tests of goodwill and intangible assets with indefinite lives indicated that all reporting units and intangible assets with indefinite lives exceeded their respective carrying values by more than 20%, with the exception of goodwill for the Mountain Hardwear reporting unit. In the first step of the Mountain Hardwear goodwill impairment analysis, the estimated fair value of the reporting unit exceeded its carrying value by approximately 13%, and as such the reporting unit’s goodwill balance of $12.2 million was not impaired.
Impairment charges, if any, are classified as a component of SG&A expense. The impairment tests and related fair value estimates are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, discount rates, remaining useful lives, and other operating performance measures. Changes in estimates or the application of alternative assumptions could produce significantly different results. These assumptions and estimates may change in the future due to changes in economic conditions, changes in the Company's ability to meet sales and profitability objectives or changes in the Company's business operations or strategic direction.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Foreign currency translation:
The assets and liabilities of the Company's foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the net sales and expenses have been translated into U.S. dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders' equity and are not currently adjusted for income taxes when they relate to indefinite net investments in non-U.S. operations.
Revenue recognition:
The Company records wholesale, distributor, e-commerce and licensed product revenues when title passes and the risks and rewards of ownership have passed to the customer. Title generally passes upon shipment to, or upon receipt by, the customer depending on the terms of sale with the customer. Retail store revenues are recorded at the time of sale. Revenue is recorded net of sales taxes, value added taxes or similar taxes which are collected on behalf of local taxing authorities.
Where title passes upon receipt by the customer, predominantly in the Company's European wholesale business, Japan and in certain of our e-commerce operations, precise information regarding the date of receipt by the customer is not readily available. In these cases, the Company estimates the date of receipt by the customer based on historical and expected delivery times by geographic location. The Company periodically tests the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to seven days. To date, the Company has found these estimates to be materially accurate.
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
Cost of sales:
The expenses that are included in cost of sales include all direct product costs related to shipping, duties and importation. Specific provisions for excess, close-out or slow moving inventory are also included in cost of sales. In addition, some of the Company's products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

established at the time of sale to cover estimated costs based on the Company's history of warranty repairs and replacements and is recorded in cost of sales.
Selling, general and administrative expense:
SG&A expense consists of personnel-related costs, advertising, depreciation, occupancy, and other selling and general operating expenses related to the Company's business functions, including planning, receiving finished goods, warehousing, distribution, retail operations and information technology.
Shipping and handling costs:
Shipping and handling fees billed to customers and consumers are recorded as revenue. The direct costs associated with shipping goods to customers and consumers are recorded as cost of sales. Inventory planning, receiving, storing and handling costs are recorded as a component of SG&A expenses and were $65,757,000, $61,338,000 and $59,561,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
Stock-based compensation:
Stock-based compensation cost is estimated at the grant date based on the award's fair value and is recognized as expense over the requisite service period using the straight-line attribution method. The Company estimates stock-based compensation for stock options granted using the Black-Scholes option pricing model, which requires various subjective assumptions, including volatility and expected option life. Further, the Company estimates forfeitures for stock-based awards granted which are not expected to vest. For restricted stock unit awards subject to performance conditions, the amount of compensation expense recorded in a given period reflects the Company's assessment of the probability of achieving its performance targets. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. Assumptions are evaluated and revised as necessary to reflect changes in market conditions and the Company's experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards. The fair value of service-based and performance-based restricted stock units is discounted by the present value of the estimated future stream of dividends over the vesting period using the Black-Scholes model.
Advertising costs:
Advertising costs are expensed in the period incurred and are included in SG&A expenses. Total advertising expense, including cooperative advertising costs, was $118,663,000, $120,764,000 and $110,109,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company's products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs are included in expenses because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated. Cooperative advertising costs were $8,699,000, $10,008,000 and $8,056,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
Recent accounting pronouncements:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers Topic 606, outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance requires an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company expects to adopt the standard on January 1, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company plans to conclude upon its transition method during the first half of 2017, and is in the

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

process of evaluating the new standard against its existing accounting policies, including principal and agent considerations, timing of revenue recognition, and balance sheet classifications, to determine the effect the guidance will have on the Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, an update to their accounting guidance related to the recognition and measurement of certain financial instruments. This new standard requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and also updates certain presentation and disclosure requirements. This standard is effective beginning in the first quarter of 2018 with early adoption permitted. The adoption of ASU 2016-01 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
Effective January 1, 2016, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). See Changes affecting comparability under Note 1.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for most leases previously classified as operating leases. The new standard will become effective beginning with the first quarter of 2019 using a modified retrospective approach and early adoption is permitted. The Company is currently evaluating the impact of this guidance, and expects the adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets and will likely have an insignificant impact on our consolidated statements of operations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The pronouncement changes the impairment model for most financial assets, and will require the use of an "expected loss" model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This standard is effective beginning in the first quarter of 2020. The adoption of ASU 2016-13 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax effects of an intra-entity transfer of an asset, other than inventory, when the transfer occurs, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. The Company expects to adopt this new guidance during the first quarter of 2018, and anticipates it will result in increased volatility in our effective income tax rate. The Company plans to apply the required modified retrospective approach with a cumulative-effect adjustment to retained earnings of previously deferred charges.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under this new guidance, if the carrying amount of a reporting unit exceeds its fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The new standard will become effective during the first quarter of 2019, with early adoption permitted. We are currently evaluating the impacts and expect the adoption of ASU 2017-04 to affect the amount and timing of future goodwill impairment charges, if any.
NOTE 3—CONCENTRATIONS
Trade receivables
The Company had one customer that accounted for approximately 15.9% of consolidated accounts receivable at December 31, 2016. No single customer accounted for 10% or more of consolidated accounts receivable at December 31, 2015. No single customer accounted for 10% or more of consolidated revenues for any of the years ended December 31, 2016, 2015 or 2014.
Derivatives

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses derivative instruments to hedge the currency exchange rate risk of anticipated transactions denominated in non-functional currencies that are designated and qualify as cash flow hedges. The Company also uses derivative instruments to economically hedge the currency exchange rate risk of certain investment positions, to hedge balance sheet re-measurement risk and to hedge other anticipated transactions that do not qualify as cash flow hedges. At December 31, 2016, the Company's derivative contracts had a remaining maturity of less than two years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $4,000,000 at December 31, 2016. All of the Company's derivative counterparties have investment grade credit ratings. See Note 19 for further disclosures concerning derivatives.
Country and supplier concentrations
The Company's products are produced by contract manufacturers located outside the United States, principally in Southeast Asia. Apparel is manufactured in approximately 17 countries, with Vietnam and China together accounting for approximately 65% of 2016 global apparel production. Footwear is manufactured in four countries, with China and Vietnam accounting for substantially all of 2016 global footwear production. The five largest apparel factory groups accounted for approximately 28% of 2016 global apparel production, with the largest factory group accounting for 10% of 2016 global apparel production. The five largest footwear factory groups accounted for approximately 73% of 2016 global footwear production, with the largest factory group accounting for 34% of 2016 global footwear production. These companies, however, have multiple factory locations, many of which are in different countries, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on the Company.
NOTE 4—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources, Limited ("Swire"), which began operations on January 1, 2014, to support the development and operation of the Company's business in China. The accounts and operations of the joint venture are included in the Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014. Swire's share of the net income of the joint venture is included in net income attributable to non-controlling interest in the Consolidated Statements of Operations. The non-controlling equity interest in the joint venture is presented separately in the Consolidated Balance Sheets and Consolidated Statements of Equity.
NOTE 5—ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, is as follows (in thousands):

	December 31,
	2016	2015
Trade accounts receivable	$342,234	$381,881
Allowance for doubtful accounts	(8,556)	(9,928)
Accounts receivable, net	$333,678	$371,953

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Land and improvements	$20,862	$20,832
Buildings and improvements	165,746	165,182
Machinery, software and equipment	301,566	286,055
Furniture and fixtures	79,103	75,682
Leasehold improvements	107,574	102,056
Construction in progress	13,475	5,158
	688,326	654,965
Less accumulated depreciation	(408,676)	(363,278)
	$279,650	$291,687
NOTE 7—INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets that are determined to have finite lives include patents, purchased technology and customer relationships and are amortized over their estimated useful lives, which range from approximately 3 to 10 years, and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. Goodwill and intangible assets with indefinite useful lives, including trademarks and trade names, are not amortized but are periodically evaluated for impairment. At December 31, 2016 and 2015, the Company determined that its goodwill and intangible assets were not impaired.
Intangible assets
The following table summarizes the Company's identifiable intangible assets balance (in thousands):

	December 31,
	2016	2015
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198
Customer relationships	23,000	23,000
Gross carrying amount	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(9,321)	(7,992)
Customer relationships	(9,860)	(6,043)
Accumulated amortization	(19,181)	(14,035)
Net carrying amount	18,017	23,163
Intangible assets not subject to amortization	115,421	115,421
Intangible assets, net	$133,438	$138,584
Amortization expense was $5,146,000 for both years ended December 31, 2016 and 2015, and was $7,057,000 for the year ended December 31, 2014.
Annual amortization expense is estimated to be as follows for the years 2017 through 2021 (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2017	$3,883
2018	2,980
2019	2,980
2020	2,537
2021	1,650
NOTE 8—SHORT-TERM BORROWINGS AND CREDIT LINES
The Company has a domestic credit agreement for an unsecured, committed $125,000,000 revolving line of credit. The maturity date of this agreement is July 1, 2020. Interest, payable monthly, is based on the Company's applicable funded debt ratio, ranging from USD LIBOR plus 87.5 to 162.5 basis points. This line of credit requires the Company to comply with certain financial covenants covering net income, funded debt ratio, fixed charge coverage ratio, and borrowing basis. If the Company is in default, it is prohibited from paying dividends or repurchasing common stock. At December 31, 2016, the Company was in compliance with all associated covenants. At December 31, 2016 and 2015, no balance was outstanding under this line of credit.
The Company's Canadian subsidiary has available an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing up to a maximum of C$30,000,000 (US$22,320,000) at December 31, 2016. The revolving line accrues interest at the bank's Canadian prime rate. At December 31, 2016 no balance was outstanding under this line of credit. At December 31, 2015 a balance of $1,940,000 was outstanding under this line of credit.
The Company's European subsidiary has available two separate unsecured and uncommitted lines of credit guaranteed by the parent company providing for borrowing up to a maximum of €25,800,000 and €5,000,000, respectively (combined US$32,392,000), at December 31, 2016, of which US$2,419,000 of the €5,000,000 line is designated as a European customs guarantee. These lines accrue interest based on the European Central Bank refinancing rate plus 50 basis points and the Euro Overnight Index Average plus 75 basis points, respectively. There was no balance outstanding under either line at December 31, 2016 or 2015.
The Company's Japanese subsidiary has two separate unsecured and uncommitted lines of credit guaranteed by the parent company providing for borrowing up to a maximum of US$7,000,000 and ¥300,000,000, respectively (combined US$9,565,000), at December 31, 2016. These lines accrue interest at JPY LIBOR plus 100 basis points and the Bank of Tokyo Prime Rate, respectively. There was no balance outstanding under either line at December 31, 2016 or 2015.
The Company's Korean subsidiary has available an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing up to a maximum of US$20,000,000. The revolving line accrues interest at the Korean three-month CD rate plus 220 basis points. There was no balance outstanding under this line at December 31, 2016 or 2015.
NOTE 9—ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued salaries, bonus, paid time off and other benefits	$66,227	$68,714
Accrued import duties	14,366	14,602
Product warranties	11,455	11,487
Other	50,110	47,059
	$142,158	$141,862
A reconciliation of product warranties is as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$11,487	$11,148	$10,768
Provision for warranty claims	3,802	4,560	4,675
Warranty claims	(3,726)	(3,708)	(3,906)
Other	(108)	(513)	(389)
Balance at end of year	$11,455	$11,487	$11,148
NOTE 10—INCOME TAXES
Consolidated income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S. operations	$173,798	$173,966	$118,743
Foreign operations	83,100	73,353	79,778
Income before income tax	$256,898	$247,319	$198,521
The components of the provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$53,840	$61,211	$42,790
State and local	6,370	6,520	3,175
Non-U.S.	18,708	21,014	20,679
	78,918	88,745	66,644
Deferred:
Federal	(12,921)	(8,883)	(5,147)
State and local	(2,166)	(906)	(739)
Non-U.S.	(5,372)	(11,488)	(4,096)
	(20,459)	(21,277)	(9,982)
Income tax expense	$58,459	$67,468	$56,662
The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,
	2016	2015	2014
	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.5	2.2	1.5
Non-U.S. income taxed at different rates	(5.8)	(3.9)	(3.4)
Foreign tax credits	(3.0)	(1.7)	—
Foreign deferred tax asset	(2.5)	—	—
Reduction of unrecognized tax benefits	—	(0.8)	(3.2)
Research credits	(0.8)	(0.9)	(0.9)
Reduction of valuation allowance	—	(2.7)	—
Excess tax benefits from stock plans	(2.1)	—	—
Other	0.5	0.1	(0.5)
Actual provision for income taxes	22.8%	27.3%	28.5%

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company's deferred taxes consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Accruals and allowances	$51,724	$47,290
Capitalized inventory costs	39,661	27,669
Stock compensation	6,476	6,585
Net operating loss carryforwards	3,637	2,971
Depreciation and amortization	19,313	14,288
Tax credits	443	5,805
Other	263	400
Gross deferred tax assets	121,517	105,008
Valuation allowance	(1,323)	(258)
Net deferred tax assets	120,194	104,750
Deferred tax liabilities:
Depreciation and amortization	(25,703)	(26,608)
Foreign currency loss	(667)	(1,477)
Other	(1,477)	(713)
Gross deferred tax liabilities	(27,847)	(28,798)
Total net deferred taxes	$92,347	$75,952
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company had net operating loss carryforwards at December 31, 2016 and 2015 in certain international tax jurisdictions of $19,932,000 and $12,159,000, respectively, which will begin to expire in 2027. The net operating losses result in deferred tax assets of $3,637,000 and $2,971,000 at December 31, 2016 and 2015, respectively. These deferred tax assets were subject to a valuation allowance of $1,060,000 at December 31, 2016. There was no valuation allowance for these deferred tax assets as of December 31, 2015.
The Company had undistributed earnings of foreign subsidiaries of approximately $422,940,000 at December 31, 2016 for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the United States. If these earnings were repatriated to the United States, the earnings would be subject to U.S. taxation. The amount of the unrecognized deferred tax liability associated with the undistributed earnings was approximately $94,193,000 at December 31, 2016. The unrecognized deferred tax liability approximates the excess of the United States tax liability over the creditable foreign taxes paid that would result from a full remittance of undistributed earnings.
The Company conducts business globally, and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Japan, South Korea, Switzerland, and the United States. The Company has effectively settled Canadian tax examinations of all years through 2011, U.S. and Japanese tax examinations of all years through 2012, France tax examinations of all years through 2013, Italian tax examinations of all years through 2010, and Swiss tax examinations of all years through 2013. The Korean National Tax Service concluded an audit of the Company's 2009 through 2013 corporate income tax returns in 2014. Further, the Korean National Tax Service concluded an audit of the Company's 2014 corporate income tax return in 2016, and due to the nature of the findings in both of these audits, the Company has invoked the Mutual Agreement Procedures outlined in the U.S.-Korean income tax treaty. The Company does not anticipate that adjustments relative to this dispute, or any other ongoing tax audits, will result in material changes to its financial condition, results of operations or cash flows. Other than the dispute previously noted, the Company is not currently under examination in any major jurisdiction.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of year	$11,187	$6,630	$14,639
Increases related to prior year tax positions	2,514	365	821
Decreases related to prior year tax positions	(5,119)	(2,019)	(7,623)
Increases related to current year tax positions	1,599	6,564	2,473
Settlements	—	—	(3,121)
Expiration of statute of limitations	(183)	(353)	(559)
Balance at end of year	$9,998	$11,187	$6,630
Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months following December 31, 2016 by a range of zero to $4,410,000. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.
Unrecognized tax benefits of $7,723,000 and $9,358,000 would affect the effective tax rate if recognized at December 31, 2016 and 2015, respectively.
The Company recognizes interest expense and penalties related to income tax matters in income tax expense. The Company recognized a net increase of accrued interest and penalties of $637,000 in 2016, and a net reversal of accrued interest and penalties of $356,000 and $65,000 in 2015 and 2014, respectively, all of which related to uncertain tax positions. The Company had $3,042,000 and $2,402,000 of accrued interest and penalties related to uncertain tax positions at December 31, 2016 and 2015, respectively.
NOTE 11—OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Straight-line and deferred rent liabilities	$30,869	$30,313
Asset retirement obligations	3,342	2,972
Deferred compensation plan liability (Note 12)	8,411	6,887
	$42,622	$40,172
NOTE 12—RETIREMENT SAVINGS PLANS
401(k) Profit-Sharing Plan
The Company has a 401(k) profit-sharing plan, which covers substantially all U.S. employees. Participation begins the first day of the quarter following completion of 30 days of service. The Company may elect to make discretionary matching or non-matching contributions. All Company contributions to the plan as determined by the Board of Directors totaled $7,754,000, $6,981,000 and $7,056,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
Deferred Compensation Plan
The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Company matching contributions to the plan totaled $200,000, $180,000 and $239,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds. Deferred compensation, including accumulated earnings

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability, or termination of employment.
The Company has purchased specific mutual funds in the same amounts as the participant-directed investment selections underlying the deferred compensation liabilities. These investment securities and earnings thereon, held in an irrevocable trust, are intended to provide a source of funds to meet the deferred compensation obligations, subject to claims of creditors in the event of the Company's insolvency. Changes in the market value of the participants' investment selections are recorded as an adjustment to the investments and as unrealized gains and losses in SG&A expense. A corresponding adjustment of an equal amount is made to the deferred compensation liabilities and compensation expense, which is included in SG&A expense.
At December 31, 2016 and 2015, the long-term portion of the liability to participants under this plan was $8,411,000 and $6,887,000, respectively, and was recorded in other long-term liabilities. At December 31, 2016 and 2015, the current portion of the participant liability was $472,000 and $629,000, respectively, and was recorded in accrued liabilities. At December 31, 2016 and 2015, the fair value of the long-term portion of the mutual fund investments related to this plan was $8,411,000 and $6,887,000, respectively, and was recorded in other non-current assets. At December 31, 2016 and 2015, the current portion of the mutual fund investments related to this plan was $472,000 and $629,000, respectively, and was recorded in short-term investments.
NOTE 13—COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases, among other things, retail space, office space, warehouse facilities, storage space, vehicles, and equipment. Generally, the base lease terms are between 5 and 10 years. Certain lease agreements contain scheduled rent escalation clauses in their future minimum lease payments. Future minimum lease payments are recognized on a straight-line basis over the minimum lease term and the pro rata portion of scheduled rent escalations is included in other long-term liabilities. Certain retail space lease agreements provide for additional rents based on a percentage of annual sales in excess of stipulated minimums ("percentage rent"). Certain lease agreements require the Company to pay real estate taxes, insurance, common area maintenance ("CAM"), and other costs, collectively referred to as operating costs, in addition to base rent. Percentage rent and operating costs are recognized as incurred in SG&A expense in the Consolidated Statements of Operations. Certain lease agreements also contain lease incentives, such as tenant improvement allowances and rent holidays. The Company recognizes the benefits related to the lease incentives on a straight-line basis over the applicable lease term.
Rent expense, including percentage rent but excluding operating costs for which the Company is obligated, consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Rent expense included in SG&A expense	$75,457	$67,881	$62,704
Rent expense included in cost of sales	1,626	1,689	1,631
	$77,083	$69,570	$64,335
Approximate future minimum payments, including rent escalation clauses and committed leases for stores that are not yet open, on all lease obligations at December 31, 2016, are as follows (in thousands). Operating lease obligations listed below do not include percentage rent, real estate taxes, insurance, CAM, and other costs for which the Company is obligated. These operating lease commitments are not reflected on the Consolidated Balance Sheets.

2017	$61,682
2018	56,748
2019	46,707
2020	39,181
2021	33,625
Thereafter	111,800
$349,743

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders for sourced apparel, footwear, accessories, and equipment, and raw material commitments not included in open production purchase orders. At December 31, 2016, inventory purchase obligations were $202,391,000.
Litigation
The Company is involved in litigation and various legal matters arising in the normal course of business, including matters related to employment, retail, intellectual property, contractual agreements, and various regulatory compliance activities. Management has considered facts related to legal and regulatory matters and opinions of counsel handling these matters, and does not believe the ultimate resolution of these proceedings will have a material adverse effect on the Company's financial position, results of operations or cash flows.
Cyber Security Incident
In February 2017, we became aware of a cyber security incident involving our prAna.com e-commerce website. The Company has taken steps to address the incident and has launched an investigation, engaging a cyber security firm to assist. The Company is actively investigating the nature and scope of the incident, including to what extent customer information may have been compromised. It is reasonably possible that the Company may incur losses in connection with the incident; however, the Company is still in the early stages of the investigation and at this time the Company is unable to reasonably estimate the amount of any losses or the amount of expenses, net of any potential insurance recovery, it may incur in addressing this incident.
Indemnities and Guarantees
During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include (i) intellectual property indemnities to the Company's customers and licensees in connection with the use, sale or license of Company products, (ii) indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, (iii) indemnities to customers, vendors and service providers pertaining to claims based on the negligence or willful misconduct of the Company, (iv) executive severance arrangements, and (v) indemnities involving the accuracy of representations and warranties in certain contracts. The duration of these indemnities, commitments and guarantees varies, and in certain cases, may be indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying Consolidated Balance Sheets.
NOTE 14—SHAREHOLDERS' EQUITY
Since the inception of the Company's stock repurchase plan in 2004 through December 31, 2016, the Company's Board of Directors has authorized the repurchase of $700,000,000 of the Company's common stock. As of December 31, 2016, the Company had repurchased 20,992,940 shares under this program at an aggregate purchase price of approximately $526,522,000. During the year ended December 31, 2016, the Company purchased an aggregate of $11,000 of common stock under the stock repurchase plan. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
From January 1, 2017 through February 10, 2017, the Company repurchased 616,152 shares of the Company's common stock at an aggregate purchase price of approximately $33,000,000.
NOTE 15—STOCK-BASED COMPENSATION
The Company's stock incentive plan (the "Plan") provides for issuance of up to 20,800,000 shares of the Company's common stock, of which 3,089,699 shares were available for future grants under the Plan at December 31, 2016. The Plan

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.
Stock-based compensation expense consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of sales	$233	$326	$399
SG&A expense	10,753	11,346	10,721
Pre-tax stock-based compensation expense	10,986	11,672	11,120
Income tax benefits	(3,969)	(4,044)	(3,874)
Total stock-based compensation expense, net of tax	$7,017	$7,628	$7,246
The Company realized a tax benefit for the deduction from stock-based award transactions of $9,576,000, $11,872,000 and $8,835,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
Stock Options
Options to purchase the Company's common stock are granted at exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant. Options generally vest and become exercisable ratably on an annual basis over a period of four years and expire ten years from the date of the grant.
The Company estimates the fair value of stock options using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The option's expected term is derived from historical option exercise behavior and the option's terms and conditions, which the Company believes provide a reasonable basis for estimating an expected term. The expected volatility is estimated based on observations of the Company's historical volatility over the most recent term commensurate with the expected term. The risk-free interest rate is based on the U.S. Treasury yield approximating the expected term. The dividend yield is based on the expected cash dividend payouts. Assumptions are evaluated and revised as necessary to reflect changes in market conditions and the Company's experience. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards.
The following table presents the weighted average assumptions for the years ended December 31:

	2016	2015	2014
Expected term	4.63 years	4.60 years	4.69 years
Expected stock price volatility	29.79%	26.57%	27.62%
Risk-free interest rate	1.17%	1.20%	1.22%
Expected dividend yield	1.20%	1.26%	1.34%
Weighted average grant date fair value	$13.38	$10.36	$8.69

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2014	3,148,264	$25.02	6.36	$45,187
Granted	512,761	39.69
Cancelled	(102,598)	28.39
Exercised	(917,642)	24.28
Options outstanding at December 31, 2014	2,640,785	28.00	6.50	43,682
Granted	500,761	48.46
Cancelled	(172,018)	34.59
Exercised	(680,658)	25.63
Options outstanding at December 31, 2015	2,288,870	32.69	6.50	38,209
Granted	430,544	56.63
Cancelled	(117,699)	47.33
Exercised	(450,173)	29.25
Options outstanding at December 31, 2016	2,151,542	$37.40	6.39	$45,253
Options vested and expected to vest at December 31, 2016	2,086,456	$36.95	6.32	$44,798
Options exercisable at December 31, 2016	1,168,794	$28.63	4.90	$34,691
The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company's closing stock price on that day.
Total stock option compensation expense for the years ended December 31, 2016, 2015 and 2014 was $3,896,000, $3,637,000 and $3,587,000, respectively. At December 31, 2016, unrecognized costs related to stock options totaled approximately $6,678,000, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at December 31, 2016 are expected to be recognized over a weighted average period of 2.11 years. The aggregate intrinsic value of stock options exercised was $12,976,000, $20,400,000 and $16,345,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2016, 2015 and 2014 was $13,167,000, $17,442,000 and $22,277,000, respectively.
Restricted Stock Units
Service-based restricted stock units are granted at no cost to key employees and generally vest over a period of four years. Performance-based restricted stock units are granted at no cost to certain members of the Company's senior executive team, excluding the Chairman of the Board of Directors and the Chief Executive Officer. Performance-based restricted stock units granted prior to 2010 generally vest over a performance period of between two and one-half and three years with an additional required service period of one year. Performance-based restricted stock units granted after 2009 generally vest over a performance period of between two and three years. Restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance or Company performance or both. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. For the years ended December 31, 2016, 2015 and 2014, the Company withheld 88,335, 90,355 and 78,265 shares, respectively, to satisfy $5,127,000, $4,895,000 and $3,141,000 of employees' tax obligations, respectively.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of service-based and performance-based restricted stock units is discounted by the present value of the estimated future stream of dividends over the vesting period using the Black-Scholes model. The relevant inputs and assumptions used in the Black-Scholes model to compute the discount are the vesting period, expected annual dividend yield and closing price of the Company's common stock on the date of grant.
The following table presents the weighted average assumptions for the years ended December 31:

	2016	2015	2014
Vesting period	3.57 years	3.82 years	3.83 years
Expected dividend yield	1.08%	1.14%	1.33%
Estimated average fair value per restricted stock unit granted	$55.93	$51.07	$38.98
The following table summarizes the restricted stock unit activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2014	674,494	$25.67
Granted	272,642	38.98
Vested	(220,348)	25.21
Forfeited	(68,028)	28.51
Restricted stock units outstanding at December 31, 2014	658,760	31.03
Granted	207,040	51.07
Vested	(243,765)	28.09
Forfeited	(68,746)	34.57
Restricted stock units outstanding at December 31, 2015	553,289	38.85
Granted	205,734	55.93
Vested	(235,059)	33.98
Forfeited	(57,489)	46.35
Restricted stock units outstanding at December 31, 2016	466,475	$47.23
Restricted stock unit compensation expense for the years ended December 31, 2016, 2015 and 2014 was $7,090,000, $8,035,000 and $7,533,000, respectively. At December 31, 2016, unrecognized costs related to restricted stock units totaled approximately $12,430,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at December 31, 2016 are expected to be recognized over a weighted average period of 1.94 years. The total grant date fair value of restricted stock units vested during the years ended December 31, 2016, 2015 and 2014 was $7,988,000, $6,848,000 and $5,554,000, respectively.
NOTE 16—EARNINGS PER SHARE
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Weighted average common shares outstanding, used in computing basic earnings per share	69,683	70,162	69,807
Effect of dilutive stock options and restricted stock units	949	902	874
Weighted-average common shares outstanding, used in computing diluted earnings per share	70,632	71,064	70,681
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$2.75	$2.48	$1.97
Diluted	2.72	2.45	1.94
Stock options and service-based restricted stock units representing 517,654, 154,170 and 409,250 shares of common stock for the years ended December 31, 2016, 2015 and 2014, respectively, were outstanding but were excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 63,430, 122,858 and 120,363 shares for the years ended December 31, 2016, 2015 and 2014, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.
NOTE 17—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of applicable taxes, reported on the Company's Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on derivative transactions and foreign currency translation adjustments. The following table sets forth the changes in accumulated other comprehensive income attributable to Columbia Sportswear Company, net of related tax effects, for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Unrealized gains (losses) on available for sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at January 1, 2014	$(6)	$1,244	$34,122	$35,360
Other comprehensive income (loss) before reclassifications	10	9,462	(27,288)	(17,816)
Amounts reclassified from other comprehensive income	—	(1,711)	—	(1,711)
Net other comprehensive income (loss) during the year	10	7,751	(27,288)	(19,527)
Balance at December 31, 2014	4	8,995	6,834	15,833
Other comprehensive income (loss) before reclassifications	(6)	9,791	(33,755)	(23,970)
Amounts reclassified from other comprehensive income	—	(12,699)	—	(12,699)
Net other comprehensive income (loss) during the year	(6)	(2,908)	(33,755)	(36,669)
Balance at December 31, 2015	(2)	6,087	(26,921)	(20,836)
Other comprehensive income (loss) before reclassifications	(2)	420	(2,465)	(2,047)
Amounts reclassified from other comprehensive income	—	266	—	266
Net other comprehensive income (loss) during the year	(2)	686	(2,465)	(1,781)
Balance at December 31, 2016	$(4)	$6,773	$(29,386)	$(22,617)
All reclassification adjustments related to derivative transactions are recorded in cost of sales on the Consolidated Statements of Operations. See Note 19 for further information regarding derivative instrument reclassification adjustments.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18—SEGMENT INFORMATION
The Company has aggregated its operating segments into four reportable geographic segments: (1) the United States, (2) Latin America and Asia Pacific ("LAAP"), (3) Europe, Middle East and Africa ("EMEA"), and (4) Canada, which are reflective of the Company's internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing, and distribution of outdoor and active lifestyle apparel, footwear, accessories, and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information systems, finance, human resources and legal, executive compensation, unallocated benefit program expense, and other miscellaneous costs.
The geographic distribution of the Company's net sales, income from operations, interest income (expense), income tax (expense) benefit, and depreciation and amortization expense are summarized in the following tables (in thousands) for the years ended December 31, 2016, 2015 and 2014 and for accounts receivable, net and inventories at December 31, 2016 and 2015.

	2016	2015	2014
Net sales to unrelated entities:
United States	$1,505,302	$1,455,283	$1,198,405
LAAP	453,686	469,140	491,648
EMEA	253,487	233,226	259,163
Canada	164,570	168,531	151,374
	$2,377,045	$2,326,180	$2,100,590

Segment income from operations:
United States	$331,706	$309,162	$229,784
LAAP	61,994	65,846	66,810
EMEA	8,403	8,664	12,667
Canada	19,010	23,772	22,784
Total segment income from operations	421,113	407,444	332,045
Unallocated corporate expenses	(164,605)	(157,723)	(133,201)
Interest income, net	2,003	1,531	1,004
Interest expense on note payable to related party	(1,041)	(1,099)	(1,053)
Other non-operating expense	(572)	(2,834)	(274)
Income before income tax	$256,898	$247,319	$198,521

Interest income (expense), net:
United States	$2,334	$4,765	$4,804
LAAP	(216)	(555)	(138)
EMEA	2,663	152	(661)
Canada	(2,778)	(2,831)	(3,001)
	$2,003	$1,531	$1,004

Income tax (expense) benefit:
United States	$(45,584)	$(58,487)	$(40,431)
LAAP	(12,345)	(10,058)	(14,062)

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EMEA	1,507	5,305	678
Canada	(2,037)	(4,228)	(2,847)
	$(58,459)	$(67,468)	$(56,662)

Depreciation and amortization expense:
United States	$24,920	$25,490	$25,736
LAAP	6,392	5,437	4,750
EMEA	3,189	2,419	2,550
Canada	2,912	3,020	3,463
Unallocated corporate expense	22,603	20,155	17,518
	$60,016	$56,521	$54,017

Accounts receivable, net:
United States	$162,017	$177,893
LAAP	84,947	92,155
EMEA	42,195	41,294
Canada	44,519	60,611
	$333,678	$371,953

Inventories:
United States	$308,721	$298,591
LAAP	95,033	98,986
EMEA	51,226	42,499
Canada	33,017	33,561
	$487,997	$473,637

Property, plant and equipment, net:
United States	$211,572	$222,164
Canada	28,159	29,294
All other countries	39,919	40,229
	$279,650	$291,687

Net sales by product category:
Apparel, accessories and equipment	$1,865,449	$1,821,182	$1,676,192
Footwear	511,596	504,998	424,398
	$2,377,045	$2,326,180	$2,100,590
NOTE 19—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
In the normal course of business, the Company's financial position, results of operations and cash flows are routinely subject to a variety of risks. These risks include risks associated with financial markets, primarily currency exchange rate risk and, to a lesser extent, interest rate risk and equity market risk. The Company regularly assesses these risks and has established policies and business practices designed to mitigate them. The Company does not engage in speculative trading in any financial market.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Our subsidiaries and joint venture that use European euros, Canadian dollars, Japanese yen, or Chinese renminbi as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. The Company's prAna subsidiary uses U.S. dollars as its functional currency and is exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward and option contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points is excluded from the determination of hedge effectiveness and included in current cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales. For option contracts, the change in fair value attributable to changes in time value is excluded from the assessment of hedge effectiveness and included in current period cost of sales. Hedge ineffectiveness was not material during the years ended December 31, 2016, 2015 and 2014.
The Company also uses foreign currency forward contracts not formally designated as hedges using euros, yen, Canadian dollars, and Swiss francs to manage the consolidated currency exchange risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, payables, and intercompany loans. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in other non-operating income (expense), net by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	December 31,
	2016	2015
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$206,000	$161,000
Derivative instruments not designated as hedges:
Currency forward contracts	184,940	113,195
At December 31, 2016, approximately $6,984,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to income before tax during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the euro, Canadian dollar, yen, and renminbi when outstanding derivative contracts mature.
At December 31, 2016, the Company's derivative contracts had remaining maturities of less than two years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $4,000,000 at December 31, 2016. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

		December 31,
	Balance Sheet Classification	2016	2015
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$9,805	$5,394
Currency forward contracts	Other non-current assets	1,969	566
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	106	224
Derivative instruments not designated as hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	1,361	1,328
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	180	1,693
The following table presents the effect and classification of derivative instruments for the years ended December 31, 2016, 2015 and 2014 (in thousands):

		For the Year Ended December 31,
	Statement Of Operations Classification	2016	2015	2014
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income, net of tax	—	$583	$9,791	$9,462
Gain (loss) reclassified from accumulated other comprehensive income to income for the effective portion	Cost of sales	(724)	15,446	2,727
Loss reclassified from accumulated other comprehensive income to income as a result of cash flow hedge discontinuance	Cost of sales	(24)	—	—
Gain (loss) reclassified from accumulated other comprehensive income to income for the effective portion	Net sales	115	385	(27)
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	1,240	(209)	(353)
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	1	(30)	—
Derivative instruments not designated as hedges:
Gain recognized in income	Other non-operating expense	2,739	2,838	7,111

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

Level 2
–     inputs, other than the quoted market prices in active markets, that are observable, either directly or indirectly; or observable market prices in markets with insufficient volume or infrequent transactions; and

Level 3	– unobservable inputs for which there is little or no market data available, that require the reporting entity to develop its own assumptions.
Assets measured at fair value on a recurring basis as of December 31, 2016 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$299,769	$—	$—	$299,769
Time deposits	73,127	—	—	73,127
Other short-term investments:
Mutual fund shares	472	—	—	472
Other current assets:
Derivative financial instruments (Note 19)	—	11,166	—	11,166
Non-current assets:
Derivative financial instruments (Note 19)	—	1,969	—	1,969
Mutual fund shares	8,411	—	—	8,411
Total assets measured at fair value	$381,779	$13,135	$—	$394,914
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 19)	$—	$286	$—	$286
Total liabilities measured at fair value	$—	$286	$—	$286

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$114,247	$—	$—	$114,247
Time deposits	63,327	—	—	63,327
Other short-term investments:
Mutual fund shares	629	—	—	629
Other current assets:
Derivative financial instruments (Note 19)	—	6,722	—	6,722
Non-current assets:
Derivative financial instruments (Note 19)	—	566	—	566
Mutual fund shares	6,887	—	—	6,887
Total assets measured at fair value	$185,090	$7,288	$—	$192,378
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 19)	$—	$1,917	$—	$1,917
Total liabilities measured at fair value	$—	$1,917	$—	$1,917
Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
There were no material assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2016 or 2015.
NOTE 21—BUSINESS ACQUISITION
On May 30, 2014, the Company purchased 100% of the equity interest in prAna Living, LLC ("prAna") for $188,467,000, net of acquired cash of $4,946,000.
Purchase price allocation
Acquired assets and liabilities were recorded at estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of identifiable net assets resulted in the recognition of goodwill of $54,156,000, all of which was assigned to the United States segment, and is attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition. The goodwill is deductible for tax purposes.
The following table summarizes the fair value of the net assets acquired and liabilities assumed as of the acquisition date of May 30, 2014, including measurement period adjustments (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
NOTE 22—RELATED PARTY TRANSACTIONS
On January 1, 2014, the Company commenced operations of a majority-owned joint venture in mainland China. Upon commencement, the joint venture entered into Transition Services Agreements ("TSAs") with Swire, the non-controlling shareholder in the joint venture, under which Swire renders administrative and information technology services on behalf of the joint venture. The joint venture incurred service fees, valued under the TSAs at Swire's cost of $3,294,000, $5,974,000 and $8,638,000 for the years ended December 31, 2016, 2015 and 2014, respectively. These fees are included in SG&A expenses on the Consolidated Statement of Operations. In addition, the joint venture pays Swire sourcing fees related to the purchase of certain inventory. These sourcing fees are capitalized into inventories and charged to cost of sales as the inventories are sold. For the years ended December 31, 2016, 2015 and 2014, the joint venture incurred sourcing fees of $71,000, $396,000 and $388,000, respectively.
In 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as note payable to related party on the Consolidated Balance Sheets as of December 31, 2016 and 2015. The note with Swire, in the principal amount of 97,600,000 RMB (US$14,053,000 at December 31, 2016), matures on December 31, 2018 and bears interest at a fixed annual rate of 7%. Interest expense related to this note was $1,041,000, $1,099,000 $1,053,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016 and 2015, payables to Swire for service fees and interest expense totaled $707,000 and $1,472,000, respectively, and were included in accounts payable on the Consolidated Balance Sheets.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's normal third-party distributor terms and pricing.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)
The following table summarizes the Company's quarterly financial data for the past two years ended December 31, 2016 (in thousands, except per share amounts):

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$525,136	$388,745	$745,714	$717,450
Gross profit	247,377	179,584	345,712	337,675
Net income (loss) attributable to Columbia Sportswear Company	31,770	(8,172)	83,585	84,715
Earnings (loss) per share attributable to Columbia Sportswear Company
Basic	$0.46	$(0.12)	$1.20	$1.21
Diluted	0.45	(0.12)	1.18	1.20

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$478,982	$380,234	$767,550	$699,414
Gross profit	228,774	171,318	356,460	316,948
Net income (loss) attributable to Columbia Sportswear Company	26,471	(6,545)	91,061	63,350
Earnings (loss) per share attributable to Columbia Sportswear Company
Basic	$0.38	$(0.09)	$1.29	$0.91
Diluted	0.37	(0.09)	1.28	0.90

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized, and reported in a timely manner and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).

Based on our assessment we believe that, as of December 31, 2016, the Company's internal control over financial reporting is effective based on those criteria.
We are implementing an enterprise resource planning ("ERP") system and complementary systems that support our operations and financial reporting, which significantly affect our business and financial transaction and reporting processes.  This implementation is occurring in phases globally over several years, with implementation to date at our North American operations and independent international distributor businesses, excluding prAna, as well as the majority of our global supply chain operations.  Each implementation phase of our worldwide ERP system and complementary systems involves changes to the processes that constitute our internal control over financial reporting.  We are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Columbia Sportswear Company
Portland, Oregon

We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company, and our report dated February 23, 2017, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP
Portland, Oregon
February 23, 2017

Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The sections of our 2017 Proxy Statement entitled "Election of Directors," "Corporate Governance - Code of Business Conduct and Ethics," "Corporate Governance - Board Committees," "Corporate Governance - Director Nomination Policy," and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference.
See Item 4A of this Annual Report on Form 10-K for information regarding our executive officers.
Item 11.    EXECUTIVE COMPENSATION
The sections of our 2017 Proxy Statement entitled "Executive Compensation," "Director Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" are incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The sections of our 2017 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" are incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The sections of our 2017 Proxy Statement entitled "Corporate Governance - Certain Relationships and Related Transactions," "Corporate Governance - Related Transactions Approval Process," and "Corporate Governance - Independence" are incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The sections of our 2017 Proxy Statement entitled "Ratification of Selection of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services" and "Pre-Approval Policy" are incorporated herein by reference.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (a)(2) Financial Statements. The Financial Statements of Columbia and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 44 to 74 of this Annual Report. The financial statement schedule required to be filed by Item 8 and paragraph (b) of this Item 15 is included below.
(a)(3) See Exhibit Index beginning on page 81 for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
Year Ended December 31, 2016:
Allowance for doubtful accounts	$9,928	$2,037	$(3,406)	$(3)	$8,556
Allowance for sales returns and miscellaneous claims	40,510	49,822	(50,548)	(16)	39,768
Year Ended December 31, 2015:
Allowance for doubtful accounts	$8,943	$2,788	$(1,239)	$(564)	$9,928
Allowance for sales returns and miscellaneous claims	27,379	54,017	(40,022)	(864)	40,510
Year Ended December 31, 2014:
Allowance for doubtful accounts	$8,282	$2,299	$(1,344)	$(294)	$8,943
Allowance for sales returns and miscellaneous claims	25,125	47,187	(43,322)	(1,611)	27,379
—————

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.

(b)	Amounts included in this column primarily relate to foreign currency translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
By:	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Executive Vice President of Finance, Chief Financial Officer and Treasurer
Date: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signatures	Title
/s/	TIMOTHY P. BOYLE	Chief Executive Officer and Director (Principal Executive Officer)
Timothy P. Boyle
/s/	THOMAS B. CUSICK	Executive Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Thomas B. Cusick
/s/	GERTRUDE BOYLE	Chairman of the Board of Directors
Gertrude Boyle
/s/	SARAH A. BANY	Director
Sarah A. Bany
/s/	EDWARD S. GEORGE	Director
Edward S. George
/s/	MURREY R. ALBERS	Director
Murrey R. Albers
/s/	JOHN W. STANTON	Director
John W. Stanton
/s/	WALTER T. KLENZ	Director
Walter T. Klenz
/s/	STEPHEN E. BABSON	Director
Stephen E. Babson
/s/	ANDY D. BRYANT	Director
Andy D. Bryant
/s/	RONALD E. NELSON	Director
Ronald E. Nelson
/s/	MALIA H. WASSON	Director
Malia H. Wasson

Date: February 23, 2017

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

	3.3	2000 Restated Bylaws, as amended (incorporated by reference to exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011) (File No. 000-23939)
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
Form of Nonstatutory Stock Option Agreement for stock options granted on or after July 20, 2006 and before January 23, 2009 (incorporated by reference to exhibit 99.1 to the Company's Form 8-K filed on July 26, 2006)

+	10.2(b)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after January 23, 2009 (incorporated by reference to exhibit 10.2 (e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) (File No. 000-23939)

+	10.2(c)	Form of Executive Stock Option Agreement (incorporated by reference to exhibit 10.3 (a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 000-23939)
+	10.2(d)
Form of Restricted Stock Unit Award Agreement for awards granted on or after January 23, 2009 (incorporated by reference to exhibit 10.2(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) (File No. 000-23939)

+	10.2(e)
Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after March 29, 2010 (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011) (File No. 000-23939)

+	10.2(f)
Columbia Sportswear Company 401(k) Excess Plan (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009) (File No. 000-23939)

+	10.2(g)
Form of Restricted Stock Unit Award Agreement for restricted stock units granted on or after June 7, 2012 (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012) (File No. 000-23939)

+	10.2(h)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after June 7, 2012 (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012) (File No. 000-23939)

+	10.2(i)
Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after December 17, 2013 (incorporated by reference to exhibit 10.2(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013) (File No. 000-23939)

+	10.2(j)
Form of Long-Term Incentive Cash Award Agreement for cash awards granted on or after December 17, 2013 (incorporated by reference to exhibit 10.2(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013) (File No. 000-23939)

+	10.2(k)	Long-Term Cash Incentive Plan of Columbia Sportswear Company, effective as of March 1, 2015
+	10.4
Columbia Sportswear Company Change in Control Severance Plan (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013) (File No. 000-23939)

	10.5	Credit Agreement between the Company and Wells Fargo Bank National Association dated June 15, 2010 (incorporated by reference to the Company's Form 8-K filed on June 18, 2010) (File No. 0-23939)
10.5(a)
First Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated December 16, 2010 (incorporated by reference to the Company's Form 8-K filed on December 17, 2010) (File No. 0-23939)

10.5(b)
Second Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated September 20, 2011 (incorporated by reference to the Company's Form 8-K filed on September 21, 2011) (File No. 0-23939)

10.5(c)
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

Exhibit No.		Exhibit Name
10.5(f)
Sixth amendment to Credit Agreement dated August 31, 2015 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on September 2, 2015) (File No. 0-23939)

10.5(g)
Seventh amendment to Credit Agreement dated September 29, 2015 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on October 2, 2015) (File No. 0-23939)

10.5(f)
Eighth amendment to Credit Agreement dated August 1, 2016 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on August 2, 2016) (File No. 0-23939)

*	10.9	Form of Indemnity Agreement for Directors
+	10.10	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939)
+	10.11
Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013) (File No. 000-23939)

+	10.12	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)
	21.1	Subsidiaries of the Company
	23.1	Consent of Deloitte & Touche LLP
	31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Thomas B. Cusick, Executive Vice President of Finance and Chief Financial Officer
	32.1	Section 1350 Certification of Timothy P. Boyle, Chief Executive Officer
	32.2	Section 1350 Certification of Thomas B. Cusick, Executive Vice President of Finance and Chief Financial Officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
——————

+	Management Contract or Compensatory Plan

†
Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.

*	Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-43199).