Form 10-Q
period 2017-03-31
COLUMBIA SPORTSWEAR CO
filed 2017-05-04
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
_____________________________________
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on April 20, 2017 was 69,658,314.

COLUMBIA SPORTSWEAR COMPANY
MARCH 31, 2017

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2017	December 31, 2016	March 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$556,006	$551,389	$430,000
Short-term investments	34,470	472	21,227
Accounts receivable, net of allowance of $7,726, $8,556 and $9,254, respectively	260,456	333,678	268,871
Inventories	398,842	487,997	412,228
Prepaid expenses and other current assets	40,863	38,487	30,116
Total current assets	1,290,637	1,412,023	1,162,442
Property, plant and equipment, at cost, net of accumulated depreciation of $421,809, $408,676 and $378,273, respectively	279,730	279,650	289,663
Intangible assets, net (Note 4)	132,151	133,438	137,298
Goodwill	68,594	68,594	68,594
Deferred income taxes	90,109	92,494	78,090
Other non-current assets	26,853	27,695	24,675
Total assets	$1,888,074	$2,013,894	$1,760,762
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$95,253	$215,048	$113,013
Accrued liabilities (Note 5)	126,866	142,158	121,066
Income taxes payable	5,798	5,645	4,911
Total current liabilities	227,917	362,851	238,990
Note payable to related party (Note 13)	14,171	14,053	15,123
Other long-term liabilities	42,872	42,622	41,986
Income taxes payable	10,948	12,710	10,517
Deferred income taxes	149	147	231
Total liabilities	296,057	432,383	306,847
Commitments and contingencies (Note 11)
Columbia Sportswear Company Shareholders’ Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 69,634, 69,873, and 69,665, issued and outstanding, respectively (Note 8)	28,020	53,801	40,510
Retained earnings	1,553,143	1,529,636	1,405,789
Accumulated other comprehensive loss (Note 7)	(12,892)	(22,617)	(11,014)
Total Columbia Sportswear Company shareholders’ equity	1,568,271	1,560,820	1,435,285
Non-controlling interest (Note 3)	23,746	20,691	18,630
Total equity	1,592,017	1,581,511	1,453,915
Total liabilities and equity	$1,888,074	$2,013,894	$1,760,762
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$543,793	$525,136
Cost of sales	285,326	277,759
Gross profit	258,467	247,377
Selling, general and administrative expenses	212,815	205,025
Net licensing income	2,353	1,913
Income from operations	48,005	44,265
Interest income, net	955	491
Interest expense on note payable to related party (Note 13)	(249)	(264)
Other non-operating expense, net	(53)	(375)
Income before income tax	48,658	44,117
Income tax expense	(9,773)	(9,923)
Net income	38,885	34,194
Net income attributable to non-controlling interest	2,879	2,424
Net income attributable to Columbia Sportswear Company	$36,006	$31,770
Earnings per share attributable to Columbia Sportswear Company (Note 8):
Basic	$0.52	$0.46
Diluted	$0.51	$0.45
Cash dividends per share	$0.18	$0.17
Weighted average shares outstanding (Note 8):
Basic	69,606	69,441
Diluted	70,414	70,455
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$38,885	$34,194
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities (net of tax effects of $0 and $1, respectively)	4	(2)
Unrealized losses on derivative transactions (net of tax effects of $880 and $2,781, respectively)	(1,605)	(8,504)
Foreign currency translation adjustments (net of tax effects of ($91) and ($383), respectively)	11,502	18,521
Other comprehensive income	9,901	10,015
Comprehensive income	48,786	44,209
Comprehensive income attributable to non-controlling interest	3,055	2,617
Comprehensive income attributable to Columbia Sportswear Company	$45,731	$41,592
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$38,885	$34,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,940	14,682
Loss on disposal and impairment of property, plant, and equipment	160	159
Deferred income taxes	4,426	1,323
Stock-based compensation	2,941	3,073
Changes in operating assets and liabilities:
Accounts receivable	76,619	108,668
Inventories	94,487	68,511
Prepaid expenses and other current assets	(2,139)	3,642
Other assets	1,336	(2,426)
Accounts payable	(122,824)	(104,419)
Accrued liabilities	(18,961)	(33,476)
Income taxes payable	(1,738)	1,453
Other liabilities	97	1,612
Net cash provided by operating activities	88,229	96,996
Cash flows from investing activities:
Purchases of short-term investments	(33,813)	(20,781)
Capital expenditures	(11,275)	(10,048)
Proceeds from sale of property, plant, and equipment	27	24
Net cash used in investing activities	(45,061)	(30,805)
Cash flows from financing activities:
Proceeds from credit facilities	400	2,691
Repayments on credit facilities	(400)	(4,631)
Proceeds from issuance of common stock under employee stock plans	7,791	7,417
Tax payments related to restricted stock unit issuances	(3,513)	(4,756)
Repurchase of common stock	(33,000)	—
Cash dividends paid	(12,499)	(11,841)
Net cash used in financing activities	(41,221)	(11,120)
Net effect of exchange rate changes on cash	2,670	5,159
Net increase in cash and cash equivalents	4,617	60,230
Cash and cash equivalents, beginning of period	551,389	369,770
Cash and cash equivalents, end of period	$556,006	$430,000
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$12,951	$8,381
Cash paid during the period for interest on note payable to related party	253	267
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$4,206	$2,582
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the "Company") and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company’s financial position as of March 31, 2017 and 2016, and the results of operations and cash flows for the three months ended March 31, 2017 and 2016. The December 31, 2016 financial information was derived from the Company’s audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. A significant part of the Company’s business is of a seasonal nature; therefore, results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Columbia Sportswear Company, its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. Some of these more significant estimates relate to revenue recognition, including sales returns and miscellaneous claims from customers, allowance for doubtful accounts, excess, slow-moving and closeout inventories, product warranty, long-lived and intangible assets, goodwill, income taxes and stock-based compensation.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers Topic 606, outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance requires an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company expects to adopt the standard on January 1, 2018. The new standard is required to be applied retrospectively to all prior periods presented, or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company plans to conclude upon its transition method during the second quarter of 2017 and is in the process of evaluating the new standard against its existing accounting policies, including principal and agent considerations, timing of revenue recognition, and balance sheet classifications, to determine the effect the guidance will have on the Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, an update to its accounting guidance related to the recognition and measurement of certain financial instruments. This new standard requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and also updates certain presentation

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

and disclosure requirements. This standard is effective beginning in the first quarter of 2018 with early adoption permitted. The adoption of ASU 2016-01 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for most leases previously classified as operating leases. The new standard will become effective beginning with the first quarter of 2019 using a modified retrospective approach and early adoption is permitted. The Company is evaluating the impact of this guidance and expects the adoption will result in a material increase in the assets and liabilities on the Company's consolidated balance sheets and will likely have an insignificant impact on the Company's consolidated statements of operations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The pronouncement changes the impairment model for most financial assets and will require the use of an "expected loss" model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This standard is effective beginning in the first quarter of 2020. The adoption of ASU 2016-13 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax effects of an intra-entity transfer of an asset, other than inventory, when the transfer occurs, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. The Company expects to adopt this standard when it becomes effective during the first quarter of 2018, and plans to apply the required modified retrospective approach with a cumulative-effect adjustment to retained earnings of the previously deferred charges. The Company anticipates it will result in increased volatility in our effective income tax rate.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under this new guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The new standard will become effective during the first quarter of 2019, with early adoption permitted. The Company is evaluating the impact and expects the adoption of ASU 2017-04 to affect the amount and timing of future goodwill impairment charges, if any.
NOTE 3—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources Limited ("Swire") to support the development and operation of the Company's business in China. The accounts of the joint venture are included in the condensed consolidated financial statements. Swire's share of net income from the joint venture is included in net income attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016. The 40% non-controlling equity interest in this entity is included in total equity as non-controlling interest in the Condensed Consolidated Balance Sheets as of March 31, 2017 and 2016, and December 31, 2016.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the three months ended March 31, 2017 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2016	$1,560,820	$20,691	$1,581,511
Net income	36,006	2,879	38,885
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities	4	—	4
Derivative holding losses	(1,527)	(78)	(1,605)
Foreign currency translation adjustments	11,248	254	11,502
Cash dividends ($0.18 per share)	(12,499)	—	(12,499)
Issuance of common stock under employee stock plans, net	4,278	—	4,278
Stock-based compensation expense	2,941	—	2,941
Repurchase of common stock	(33,000)	—	(33,000)
Balance at March 31, 2017	$1,568,271	$23,746	$1,592,017
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Intangible Assets
The following table summarizes the Company’s identifiable intangible assets (in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(9,654)	(9,321)	(8,324)
Customer relationships	(10,814)	(9,860)	(6,997)
Total accumulated amortization	(20,468)	(19,181)	(15,321)
Net carrying amount	16,730	18,017	21,877
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$132,151	$133,438	$137,298
Amortization expense for intangible assets subject to amortization was $1,287,000 for both the three months ended March 31, 2017 and 2016, respectively.
Annual amortization expense is estimated to be as follows for the years 2017-2021 (in thousands):

2017	$3,883
2018	2,980
2019	2,980
2020	2,537
2021	1,650
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
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$11,455	$11,487
Provision for warranty claims	1,200	1,543
Warranty claims	(1,299)	(1,527)
Other	147	230
Balance at end of period	$11,503	$11,733

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
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	$1,004	$972
Restricted stock units	1,937	2,101
Total	$2,941	$3,073
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
The following table presents the weighted average assumptions for stock options granted in the periods:

	Three Months Ended March 31,
	2017	2016
Expected option term	4.34 years	4.36 years
Expected stock price volatility	28.95%	29.70%
Risk-free interest rate	1.70%	1.14%
Expected annual dividend yield	1.30%	1.20%
Weighted average grant date fair value	$12.73	$13.03
During the three months ended March 31, 2017 and 2016, the Company granted a total of 455,342 and 389,186 stock options, respectively. At March 31, 2017, unrecognized costs related to outstanding stock options totaled approximately $10,424,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at March 31, 2017 are expected to be recognized over a weighted average period of 2.87 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, expected annual dividend yield and closing price of the Company’s common stock on the date of grant.
 The following table presents the weighted average assumptions for restricted stock units granted in the periods:

	Three Months Ended March 31,
	2017	2016
Vesting period	3.91 years	3.90 years
Expected annual dividend yield	1.31%	1.16%
Estimated average grant date fair value per restricted stock unit	$52.40	$56.02
During the three months ended March 31, 2017 and 2016, the Company granted 233,175 and 175,938 restricted stock units, respectively. At March 31, 2017, unrecognized costs related to outstanding restricted stock units totaled approximately $20,609,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at March 31, 2017 are expected to be recognized over a weighted average period of 2.74 years.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of applicable taxes, reported on the Company’s Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the three months ended March 31, 2017 (in thousands):

	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2016	$(4)	$6,773	$(29,386)	$(22,617)
Other comprehensive income (loss) before reclassifications	4	(1,438)	11,248	9,814
Amounts reclassified from other comprehensive income	—	(89)	—	(89)
Net other comprehensive income (loss) during the period	4	(1,527)	11,248	9,725
Balance at March 31, 2017	$—	$5,246	$(18,138)	$(12,892)
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Weighted average shares of common stock outstanding, used in computing basic earnings per share	69,606	69,441
Effect of dilutive stock options and restricted stock units	808	1,014
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,414	70,455
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$0.52	$0.46
Diluted	$0.51	$0.45

Stock options and service-based restricted stock units representing 760,003 and 425,248 shares of common stock for the three months ended March 31, 2017 and 2016, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would have been anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 42,524 and 98,648 shares of common stock for the three months ended March 31, 2017 and 2016, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

Common Stock Repurchase Plan
Since the inception of the Company’s stock repurchase plan in 2004 through March 31, 2017, the Company’s Board of Directors has authorized the repurchase of $700,000,000 of the Company’s common stock. Shares of the Company’s common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of March 31, 2017, the Company had repurchased 21,609,092 shares under this program at an aggregate purchase price of approximately $559,522,000. During the three months ended March 31, 2017, the Company repurchased 616,152 shares of the Company's common stock at an aggregate purchase price of $33,000,000. During the three months ended March 31, 2016, the Company did not repurchase any shares of the Company's common stock.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The geographic distribution of the Company’s net sales and income from operations are summarized in the following table (in thousands) for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Net sales to unrelated entities:
United States	$333,184	$336,245
LAAP	118,344	101,801
EMEA	55,334	51,329
Canada	36,931	35,761
	$543,793	$525,136
Segment income from operations:
United States	$62,642	$66,292
LAAP	19,808	14,167
EMEA	1,324	1,259
Canada	5,827	3,859
Total segment income from operations	89,601	85,577
Unallocated corporate expenses	(41,596)	(41,312)
Interest income, net	955	491
Interest expense on note payable to related party	(249)	(264)
Other non-operating expense	(53)	(375)
Income before income taxes	$48,658	$44,117
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. The Company's prAna subsidiary uses U.S. dollars as its functional currency and is exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward and option contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument’s cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points is excluded from the determination of hedge effectiveness and included in current period cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales. For option contracts, the change in fair value attributable to changes in time value are excluded from the assessment of hedge effectiveness and included in current period cost of sales. Hedge ineffectiveness was not material during the three months ended March 31, 2017 and 2016.

The Company also uses currency forward contracts not formally designated as hedges to manage the consolidated currency exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities by subsidiaries that use U.S. dollars, euros, Swiss francs, Canadian dollars, yen, won or renminbi as their functional currency. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, receivables, payables and intercompany loans. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in other non-operating expense, net by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	March 31, 2017	December 31, 2016	March 31, 2016
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$233,500	$206,000	$228,500
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	168,361	184,940	60,785
At March 31, 2017, approximately $6,081,000 of deferred net gains on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar and yen when outstanding derivative contracts mature.
At March 31, 2017, the Company’s derivative contracts had a remaining maturity of less than two years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $3,000,000 at March 31, 2017. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	March 31, 2017	December 31, 2016	March 31, 2016
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$6,347	$9,805	$409
Currency forward contracts	Other non-current assets	1,619	1,969	63
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	134	106	3,524
Currency forward contracts	Other long-term liabilities	—	—	922
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	292	1,361	7
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	220	180	727

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the statement of operations effect and classification of derivative instruments (in thousands):

	Statement of Operations Classification	Three Months Ended March 31,
		2017	2016
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive income or loss	—	$(1,438)	$(7,138)
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Net sales	144	161
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	54	1,434
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	3	4
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	794	422
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	Other non-operating expense	(1,688)	(1,554)
NOTE 11—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories and equipment. At March 31, 2017, inventory purchase obligations were $533,252,000.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$246,245	$—	$—	$246,245
Time deposits	90,927	—	—	90,927
U.S. Government-backed municipal bonds	—	64,189	—	64,189
Available-for-sale short-term investments (1):
U.S. Government-backed municipal bonds	—	33,817	—	33,817
Other short-term investments:
Mutual fund shares	653	—	—	653
Other current assets:
Derivative financial instruments (Note 10)	—	6,639	—	6,639
Other non-current assets:
Derivative financial instruments (Note 10)	—	1,619	—	1,619
Mutual fund shares	8,443	—	—	8,443
Total assets measured at fair value	$346,268	$106,264	$—	$452,532
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 10)	$—	$354	$—	$354
Total liabilities measured at fair value	$—	$354	$—	$354
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$299,769	$—	$—	$299,769
Time deposits	73,127	—	—	73,127
Other short-term investments:
Mutual fund shares	472	—	—	472
Other current assets:
Derivative financial instruments (Note 10)	—	11,166	—	11,166
Other non-current assets:
Derivative financial instruments (Note 10)	—	1,969	—	1,969
Mutual fund shares	8,411	—	—	8,411
Total assets measured at fair value	$381,779	$13,135	$—	$394,914
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 10)	$—	$286	$—	$286
Total liabilities measured at fair value	$—	$286	$—	$286

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$147,379	$—	$—	$147,379
Time deposits	84,580	—	—	84,580
Reverse repurchase agreements	—	30,000	—	30,000
U.S. Government-backed municipal bonds	—	3,999	—	3,999
Available-for-sale short-term investments (1):
U.S. Government-backed municipal bonds	—	20,778	—	20,778
Other short-term investments:
Mutual funds shares	449	—	—	449
Other current assets:
Derivative financial instruments (Note 10)	—	416	—	416
Other non-current assets:
Derivative financial instruments (Note 10)	—	63	—	63
Mutual fund shares	7,544	—	—	7,544
Total assets measured at fair value	$239,952	$55,256	$—	$295,208
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 10)	$—	$4,251	$—	$4,251
Other long-term liabilities
Derivative financial instruments (Note 10)	—	922	—	922
Total liabilities measured at fair value	$—	$5,173	$—	$5,173

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
Non-recurring Fair Value Measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2017, December 31, 2016 or March 31, 2016.
NOTE 13—RELATED PARTY TRANSACTIONS
The Company owns a 60% controlling interest in a joint venture formed with Swire, which is a related party. The joint venture arrangement involves Transition Services Agreements ("TSAs") with Swire, under which Swire provides administrative and information technology services to the joint venture. The Company continues to reduce its costs under the TSAs as it internalizes the back-office functions and related personnel, and is transitioning the joint venture's systems to the Company's platform. The joint venture incurred service fees, valued under the TSAs at Swire's cost, of $516,000 and $853,000 during the three months ended March 31, 2017 and 2016, respectively. These fees are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. In addition, the joint venture pays Swire sourcing fees related to the purchase of certain inventory. These sourcing fees are capitalized into inventories and charged to cost of sales as the inventories are sold. The Company incurred sourcing fees of $1,000 and $51,000, for the three months ended March 31, 2017 and 2016, respectively.
In 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as note payable to related party in the Condensed Consolidated Balance Sheet as of March 31, 2017 and 2016 and December 31, 2016. The note with Swire, in the principal amount of RMB 97,600,000 (US

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

$14,171,000 at March 31, 2017), matures on December 31, 2018 and bears interest at a fixed annual rate of 7%. Interest expense related to this note was $249,000 and $264,000 for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017 and 2016, and December 31, 2016, net payables to Swire for service fees, interest expense and miscellaneous expenses totaled $1,139,000, $1,870,000 and $707,000, respectively, and were included in accounts payable in the Condensed Consolidated Balance Sheets.
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
Our Business
As one of the largest outdoor and active lifestyle apparel and footwear companies in the world, we design, source, market and distribute outdoor and active lifestyle apparel, footwear, accessories and equipment primarily under the Columbia, SOREL, prAna, and Mountain Hardwear brands. Our products are sold through a mix of wholesale distribution channels, our own direct-to-consumer channels and independent international distributors. In addition, we license some of our trademarks across a range of apparel, footwear, accessories and equipment.
The popularity of outdoor activities, changing design trends, consumer adoption of innovative performance technologies, variations in seasonal weather, and the availability and desirability of competitor alternatives affect consumer desire for our products. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences and shopping patterns by adjusting our product offerings and selling channels, developing new products with innovative performance features and designs and creating persuasive and memorable marketing communications to generate consumer awareness, demand and retention. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. In 2016, approximately 60% of our net sales and approximately 90% of our profitability was realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs. The expansion of our direct-to-consumer channels has increased the proportion of sales, profits and cash flows that we generate in the second half of the year, particularly in the fourth quarter.
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

•
Industry trends affecting consumer traffic and spending in brick and mortar retail channels, which are creating uncertainty regarding the long-term financial health of several of our U.S. wholesale customers, including some who have recently closed stores, or initiated restructuring activities, bankruptcy proceedings or liquidation;

•	Difficult economic and competitive environments in certain key markets within our Europe, Middle East and Africa ("EMEA") and Latin America and Asia Pacific ("LAAP") regions, in particular, Korea;

•	Continued sales growth and profitability contributed by our Europe direct business;

•	The effects of changes in foreign currency exchange rates on sales, gross margin, operating income, and net income;

•	A reduction in the rate of net sales growth of our prAna business;

•	Performance of our Mountain Hardwear business as we work to re-invigorate that brand in the marketplace; and

•	Financial impact from activities associated with the operating model assessment that was initiated in the first quarter of 2017.
These factors and others may have a material effect on our financial condition, results of operations or cash flows, particularly with respect to quarterly comparisons.
We are continuing to invest in our multi-year global enterprise resource planning ("ERP") implementation. To date, we have implemented our ERP system in our North American wholesale operations and international distributor businesses, excluding prAna, as well as the majority of our global supply chain operations. During the second quarter of 2017, we plan to complete the transition of our China joint venture onto our ERP system.
During the first quarter of 2017, we engaged a leading consulting firm to assist in performing a thorough assessment of the Company's operating model. The goal of this initiative is to ensure that the business is aligned and organized to successfully execute our strategic plan. This initiative is in the initial assessment phase and we anticipate providing updates as the project progresses.
We remain focused on driving sustainable, profitable sales growth by providing innovative, stylish products at accessible prices through effective sales channels, nurturing stronger emotional connections with consumers through compelling marketing communications, transforming our global supply chain and information technology platforms and effectively managing inventory and other working capital assets.
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
Highlights of the First Quarter of 2017

•	Net sales for the first quarter of 2017 increased $18.7 million, or 4%, to $543.8 million from $525.1 million for the first quarter of 2016.

•
Net income attributable to Columbia Sportswear Company increased $4.2 million, or 13%, for the first quarter of 2017 to $36.0 million, or $0.51 per diluted share, compared to net income of $31.8 million, or $0.45 per diluted share, for the first quarter of 2016.

•	We paid a quarterly cash dividend of $0.18 per share, or $12.5 million, in the first quarter of 2017.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of sales	52.5	52.9
Gross profit	47.5	47.1
Selling, general and administrative expenses	39.1	39.0
Net licensing income	0.4	0.3
Income from operations	8.8	8.4
Interest income, net	0.1	0.1
Interest expense on note payable to related party	—	—
Other non-operating expense	—	(0.1)
Income before income tax	8.9	8.4
Income tax expense	(1.8)	(1.9)
Net income	7.1	6.5
Net income attributable to non-controlling interest	0.5	0.5
Net income attributable to Columbia Sportswear Company	6.6%	6.0%
Quarter Ended March 31, 2017 Compared to Quarter Ended March 31, 2016
Net Sales: Consolidated net sales increased $18.7 million, or 4%, to $543.8 million for the first quarter of 2017 from $525.1 million for the comparable period in 2016.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended March 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017(1)	2016	% Change	% Change(1)
	(In millions, except for percentage changes)
United States	$333.2	$—	$333.2	$336.2	(1)%	(1)%
LAAP	118.3	1.3	119.6	101.8	16%	17%
EMEA	55.4	0.9	56.3	51.3	8%	10%
Canada	36.9	(1.3)	35.6	35.8	3%	(1)%
	$543.8	$0.9	$544.7	$525.1	4%	4%
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
Net sales in the United States decreased $3.0 million, or 1%, to $333.2 million for the first quarter of 2017 from $336.2 million for the comparable period in 2016. The net sales decrease in the United States was concentrated in the Columbia brand, followed by the prAna brand, partially offset by a net sales increase in the SOREL and Mountain Hardwear brands. The United States net sales decrease was led by a decrease in net sales in our wholesale business, partially offset by a net sales increase in our direct-to-consumer business. The net sales decrease in our wholesale business reflected the impact of U.S. wholesale customer bankruptcies, liquidations, and store closures since the first quarter of 2016, combined with subdued consumer demand for cold-

weather products in key U.S. markets compared with last year's comparable period. The net sales increase in our direct-to-consumer business was led by increased net sales from our retail stores, partially offset by decreased e-commerce net sales. At March 31, 2017, we operated 120 retail stores, compared with 110 retail stores at March 31, 2016.
Net sales in the LAAP region increased $16.5 million, or 16% (17% in constant-currency), to $118.3 million for the first quarter of 2017 from $101.8 million for the comparable period in 2016. The net sales increase in the LAAP region was concentrated in the Columbia brand. The LAAP net sales increase was led by our LAAP distributor business, followed by net sales increases in China and Japan, partially offset by a net sales decrease in Korea. The net sales increase in our LAAP distributor business was driven by a shift in the timing of shipments of increased spring 2017 advance orders from the fourth quarter of 2016 into the first quarter of 2017 compared to the same period last year, when a larger proportion of spring 2016 advance orders shipped in the fourth quarter of 2015 than in the first quarter of 2016. The net sales increase in China was affected by accelerated shipments to wholesale customers in advance of the ERP go-live planned to occur during the second quarter of 2017. The net sales increase in Japan was driven by increased direct-to-consumer net sales.
Net sales in the EMEA region increased $4.1 million, or 8% (10% constant-currency), to $55.4 million for the first quarter of 2017 from $51.3 million for the comparable period in 2016. The EMEA net sales increase consisted of net sales increases in the Columbia and SOREL brands, partially offset by a net sales decrease in the prAna brand. The EMEA net sales increase consisted of a net sales increase in our EMEA direct business, driven by increased spring 2017 advance wholesale orders coupled with an increase in fall 2016 at-once orders, partially offset by a net sales decrease in our EMEA distributor business, reflecting a shift in timing of shipments of spring 2017 advance orders from the first quarter of 2017 into the fourth quarter of 2016 compared to the same period last year, when a larger proportion of spring 2016 advance orders shipped in the first quarter of 2016 than in the fourth quarter of 2015.
Net sales in Canada increased $1.1 million, or 3% (decreased 1% constant-currency), to $36.9 million for the first quarter of 2017 from $35.8 million for the comparable period in 2016. The increase in net sales in Canada was positively affected by foreign currency exchange rates, which more than offset a net sales decrease in local currency.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended March 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017	2016	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$449.1	$1.1	$450.2	$437.1	3%	3%
SOREL	27.2	(0.1)	27.1	18.1	50%	50%
prAna	38.7	—	38.7	41.4	(7)%	(7)%
Mountain Hardwear	27.7	(0.1)	27.6	25.2	10%	10%
Other	1.1	—	1.1	3.3	(67)%	(67)%
	$543.8	$0.9	$544.7	$525.1	4%	4%
Columbia brand net sales increased $12.0 million, or 3%, to $449.1 million, including increased net sales to LAAP distributors, aided by a favorable shift in timing of shipments of increased spring 2017 advance orders, and higher net sales in China, Europe-direct markets, Japan, and U.S. direct-to-consumer channels, partially offset by lower U.S. wholesale net sales and lower net sales to EMEA distributors, attributable to an unfavorable shift in timing of shipments of increased spring 2017 advance orders.
SOREL brand net sales increased $9.1 million, or 50%, to $27.2 million, driven by shipment of advance North American wholesale orders for the brand's expanded spring season assortment and increased fall 2016 close-out product sales.
prAna brand net sales decreased $2.7 million, or 7%, to $38.7 million, concentrated in the U.S. wholesale business, partially offset by increased net sales in its direct-to-consumer business.
Mountain Hardwear brand net sales increased $2.5 million, or 10%, to $27.7 million, driven by increased close-out sales in the U.S. and a shift in timing of shipments of advance orders to LAAP distributors.

Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended March 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017	2016	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$440.0	$0.2	$440.2	$434.0	1%	1%
Footwear	103.8	0.7	104.5	91.1	14%	15%
	$543.8	$0.9	$544.7	$525.1	4%	4%
Net sales of apparel, accessories and equipment increased $6.0 million, or 1%, to $440.0 million for the first quarter of 2017 from $434.0 million for the comparable period in 2016. The apparel, accessories and equipment net sales increase was led by the Columbia brand, followed by the Mountain Hardwear brand, partially offset by a net sales decrease in the prAna brand. The apparel, accessories and equipment net sales increase was led by the LAAP region, partially offset by a net sales decrease in the United States.
Net sales of footwear increased $12.7 million, or 14% (15% constant-currency), to $103.8 million for the first quarter of 2017 from $91.1 million for the comparable period in 2016. The increase in footwear net sales was led by the SOREL brand, followed by the Columbia brand. The footwear net sales increase was driven by a net sales increase in the United States, followed the LAAP region and the EMEA region.
Gross Profit: Gross profit, as a percentage of net sales, increased to 47.5% for the first quarter of 2017, from 47.1% for the comparable period in 2016. Gross profit expansion was primarily due to:

•	A favorable sourcing environment; and

•	Selective price increases in various product categories and geographies.

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

SG&A expense increased $7.8 million, or 4%, to $212.8 million, or 39.1% of net sales, for the first quarter of 2017 from $205.0 million, or 39.0% of net sales, for the comparable period in 2016. The SG&A expense increase was primarily due to:

•	Increased costs to support our expanding global direct-to-consumer businesses;

•	Changes in the timing of receipt of local tax subsidies related to our China joint venture; and

•	Increased demand creation expenses.

Depreciation and amortization included in SG&A expense totaled $14.7 million for the first quarter of 2017, compared to $14.5 million for the same period in 2016.
Income Tax Expense: Income tax expense decreased to $9.8 million for the first quarter of 2017 from $9.9 million for the comparable period in 2016. Our effective income tax rate was 20.1% for the first quarter of 2017 compared to 22.5% for the same period in 2016. The lower effective income tax rate was primarily due to the resolution of tax audits in certain jurisdictions.
Net Income Attributable to Columbia Sportswear Company: Net income increased $4.2 million, or 13%, to $36.0 million, or $0.51 per diluted share, for the first quarter of 2017 from $31.8 million, or $0.45 per diluted share, for the comparable period in 2016.

Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our global direct-to-consumer expansion, ongoing ERP and complementary systems implementations, general corporate needs and the expansion of our global operations. At March 31, 2017, we had total cash and cash equivalents of $556.0 million, compared to $551.4 million at December 31, 2016 and $430.0 million at March 31, 2016. In addition, we had short-term investments of $34.5 million at March 31, 2017, compared to $0.5 million at December 31, 2016 and $21.2 million at March 31, 2016. At March 31, 2017, approximately 55% of our cash and short-term investments were held by foreign subsidiaries, from which repatriation of those funds to the United States would likely result in a significant tax expense for us. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current tax law, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
Net cash provided by operating activities was $88.2 million for the three months ended March 31, 2017, compared to $97.0 million for the same period in 2016. The decrease in cash provided by operating activities was primarily driven by a lower decrease in accounts receivable and increased payments for accounts payable, partially offset by favorable changes in inventory and accrued liabilities during the three months ended March 31, 2017 compared to the same period in 2016.
Net cash used in investing activities was $45.1 million for the three months ended March 31, 2017, compared to $30.8 million for the comparable period in 2016. For the 2017 period, cash used in investing activities primarily consisted of $33.8 million for purchases of short-term investments and $11.3 million for capital expenditures. For the same period in 2016, net cash used in investing activities primarily consisted of $20.8 million for purchases of short-term investments and $10.0 million for capital expenditures.
Net cash used in financing activities was $41.2 million for the three months ended March 31, 2017, compared to $11.1 million for the comparable period in 2016. For the 2017 period, net cash used in financing activities primarily consisted of repurchases of common stock of $33.0 million and dividend payments of $12.5 million, partially offset by net proceeds from stock plan activity of $4.3 million. For the same period in 2016, net cash used in financing activities primarily consisted of dividend payments of $11.8 million and net repayments of credit facilities of $1.9 million, partially offset by net proceeds from stock plan activity of $2.7 million.
Short-term borrowings and credit lines
We have an unsecured, committed $125.0 million revolving line of credit available to fund our domestic working capital requirements. At March 31, 2017, no balance was outstanding under this line of credit. At March 31, 2017, we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined credit limit of approximately $85.0 million at March 31, 2017, of which $2.9 million is designated as a European customs guarantee. At March 31, 2017, no amount was outstanding under these subsidiary lines of credit.
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
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our Annual Report on Form 10-K for the year ended December 31, 2016 have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Some of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, including sales returns and claims from customers, the allowance for doubtful accounts, the provision for potential excess, slow-moving and closeout inventories, product warranty, income taxes and stock-based compensation.
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
There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 2 to the notes to the condensed consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Changes in Internal Control over Financial Reporting
We are implementing an ERP system and complementary systems that support our operations and financial reporting. This implementation is occurring in phases globally over several years, with implementation to date at our North American wholesale operations and international distributor businesses, excluding prAna, as well as the majority of our global supply chain operations. During the second quarter of 2017, we plan to complete the transition of our China joint venture onto our ERP system. Each implementation phase involves changes to the processes that constitute our internal control over financial reporting. We are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.    RISK FACTORS
In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations or cash flows may be materially adversely affected by these and other risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Initiatives to Upgrade Our Business Processes and Information Technology Infrastructure Involve Many Risks Which Could Result In, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement initiatives to optimize our operational and financial performance. Our current business process initiatives include plans to improve business results through standardization of business processes and technologies that support our supply chain and go-to-market strategies through on-going implementation of and upgrades to integrated global ERP software solutions and other complementary information technology systems over the next several years. Implementation of and upgrades to these solutions and systems are highly dependent on coordination of numerous employees, contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives, and the failure of any one contractor or system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel implement and become familiar with new systems, increased costs, and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures, including system outages and loss of system availability, could disrupt our operations and have a material adverse effect on our financial condition, results of operations or cash flows.
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
A Breach in the Security of Our Systems, or the Privacy and Security of Company, Customer, Supplier or Employee Information, Could Disrupt Our Operations, Damage Our Reputation or Cause Us to Incur Substantial Costs
We manage and store various types of proprietary information and sensitive or confidential data relating to our business, including sensitive and personally identifiable information. Our information systems are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees or third party service providers. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. For example, in February 2017, we reported the discovery of a cybersecurity incident involving our prAna.com e-commerce website. We referred the matter to the FBI for investigation and also notified potentially affected prAna customers.
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

We Depend on Contract Manufacturers
Our products are manufactured by contract manufacturers worldwide. Although we enter into purchase order commitments with these contract manufacturers each season, we generally do not maintain long-term manufacturing commitments with them. Without long-term or reserve commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing if growth or product demand differs from our forecasts. Contract manufacturers may fail to perform as expected or our competitors may obtain production capacities that effectively limit or eliminate the availability of these resources to us. If a contract manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, this could cause supply disruptions that would hinder our ability to satisfy demand through our direct-to-consumer businesses and we may miss delivery deadlines or incur additional costs, which may cause our wholesale or distributor customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase prices, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May Be Adversely Affected by the Financial Health of Our Customers
In recent periods, sluggish economies and consumer uncertainty regarding future economic prospects in our key markets had an adverse effect on the financial health of our customers, some of whom have reduced their store fleet, filed or may file for protection under bankruptcy laws, restructured, or ceased operations, which may in turn have a material adverse effect on our financial condition, results of operations, or cash flows. We extend credit to our customers based on an assessment of the customer's financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectable receivables. In addition, we face increased risk of order reduction or cancellation or reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant wholesale customers and independent international distributors have liquidated or reorganized, while others have had financial difficulties in the past or have experienced tightened credit markets, sales declines and reduced profitability, which in turn have had an adverse effect on our business. Future customer liquidations or reorganizations could have a material adverse effect on our financial condition, results of operations or cash flows. We may choose to limit our credit risk by reducing our level of business with customers experiencing financial difficulties and may not be able to replace those revenues with other customers or through our direct-to-consumer businesses within the same fiscal year, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May Not Realize Returns on Our Investments in Our Direct-to-Consumer Businesses
In recent years, our direct-to-consumer businesses have grown substantially and we anticipate further growth in the future. Accordingly, we continue to make significant investments in our online platforms and physical retail locations, including system upgrades, entering into long-term store leases, constructing leasehold improvements, purchasing fixtures and equipment, and investing in inventory and personnel. Since many of the costs of our direct-to-consumer businesses are fixed, if we have insufficient sales, we may be unable to reduce expenses in order to avoid losses or negative cash flows. Our direct-to-consumer businesses are dependent upon our ability to operate in an increasingly complex and evolving environment and these businesses' results are highly dependent on retail traffic patterns in our physical locations and our on-line platforms where our products are sold, as well as the spending patterns of our consumers. If we are unable to effectively navigate the direct-to-consumer environment or anticipate consumer buying patterns, our ability to generate sales through our direct-to-consumer businesses may be adversely affected, which in turn could have a material adverse effect on our financial condition, results of operations or cash flows.
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
In addition, from time to time we license the right to operate retail stores for our brands to third parties, primarily to our independent international distributors. We provide training to support these stores and set operational standards. However, these third parties may not operate the stores in a manner consistent with our standards, which could cause reputational damage to our brands or harm the third parties' sales and as a result harm our financial condition, results of operations or cash flows.
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
Factors that could affect our ability to accurately forecast demand for our products include:

•	Unseasonable weather conditions;

•	Our reliance, for certain demand and supply planning functions, on manual processes and judgments that are subject to human error;

•	Consumer acceptance of our products or changes in consumer demand for products of our competitors, which could increase pressure on our product development cycle;

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
We May Be Adversely Affected by Weather Conditions, Including Global Climate Change Trends
Our business is adversely affected by unseasonable weather conditions. A significant portion of the sales of our products is dependent in part on the weather and likely to decline in years in which weather conditions do not stimulate demand for our products. Periods of unseasonably warm weather in the fall or winter or unseasonably cold weather in the spring and summer may have a material adverse effect on our financial condition, results of operations or cash flows. Unintended inventory accumulation by our wholesale customers resulting from unseasonable weather in one season generally negatively affects orders in future seasons, which may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Acquisitions Are Subject to Many Risks
From time to time, we may pursue growth through strategic acquisitions of assets or companies. Acquisitions, for instance our acquisition of prAna in May 2014, are subject to many risks, including potential loss of significant customers or key personnel of the acquired business as a result of the change in ownership, difficulty integrating the operations of the acquired business or achieving targeted efficiencies, the incurrence of substantial costs and expenses related to the acquisition effort, and diversion of management's attention from other aspects of our business operations.
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
We May Not Succeed in Realizing the Anticipated Benefits of Our Joint Venture in China
Effective January 2014, our joint venture in China with Swire began operations. The joint venture, in which we hold a 60% interest, is subject to a number of risks and uncertainties, including those listed below:

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
As we strive to achieve product innovations, we face a greater risk of inadvertent infringements of third party rights or compliance issues with regulations applicable to products with technical features or components. In addition, technical innovations often involve more complex manufacturing processes, which may lead to higher instances of quality issues, and if we experience problems with the quality of our products, we may incur substantial expense to address the problems and any associated product risks. Failure to successfully bring to market innovations in our product lines could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Success Depends on Our Distribution Facilities
Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, the development or expansion of additional distribution capabilities and services, such as the transition of value-added services functions from contract manufacturers to our distribution centers, and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky; in Canada, we rely primarily on our distribution facility in London, Ontario; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, we rely primarily on a third-party logistics distribution provider in Tokyo; in Korea, we rely primarily on one leased distribution facility near Seoul that we manage and operate; and in China, we rely primarily on two distribution centers managed by third parties.

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
Our ability to meet our labor needs at our distribution centers, retail stores, corporate headquarters, and regional subsidiaries, including our ability to find qualified employees while controlling wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which our operations are located, unemployment levels within those markets, prevailing and minimum wage rates, changing demographics, health and other insurance costs, and adoption of new or revised employment and labor laws and regulations. If we are unable to locate, attract or retain qualified employees, our ability to source, distribute and sell products in a timely and cost-effective manner may be negatively affected, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	104,143	$53.55	104,143	$167,901,000
February 1, 2017 through February 28, 2017	512,009	53.56	512,009	140,478,000
March 1, 2017 through March 31, 2017	—	—	—	140,478,000
Total	616,152	$53.56	616,152	$140,478,000
(1) Our Board of Directors has authorized the repurchase of $700,000,000 of our common stock. As of March 31, 2017, we had repurchased 21,609,092 shares under this program at an aggregate purchase price of approximately $559,522,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

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

COLUMBIA SPORTSWEAR COMPANY
Date: May 4, 2017	/s/ THOMAS B. CUSICK
Thomas B. Cusick
Executive Vice President of Finance, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial and Accounting Officer)