Form 10-Q
period 2017-06-30
COLUMBIA SPORTSWEAR CO
filed 2017-08-03
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on July 21, 2017 was 69,746,957.

COLUMBIA SPORTSWEAR COMPANY
JUNE 30, 2017

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2017	December 31, 2016	June 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$620,639	$551,389	$415,944
Short-term investments	1,591	472	12,859
Accounts receivable, net of allowance of $8,666, $8,556 and $7,338, respectively	181,119	333,678	192,354
Inventories	559,544	487,997	653,636
Prepaid expenses and other current assets	42,053	38,487	35,657
Total current assets	1,404,946	1,412,023	1,310,450
Property, plant and equipment, at cost, net of accumulated depreciation of $435,625, $408,676 and $390,100, respectively	286,006	279,650	287,869
Intangible assets, net (Note 4)	131,045	133,438	136,011
Goodwill	68,594	68,594	68,594
Deferred income taxes	94,514	92,494	78,651
Other non-current assets	26,095	27,695	25,979
Total assets	$2,011,200	$2,013,894	$1,907,554
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$2,364
Accounts payable	264,881	215,048	274,609
Accrued liabilities (Note 5)	114,807	142,158	121,696
Income taxes payable	3,245	5,645	3,094
Total current liabilities	382,933	362,851	401,763
Note payable to related party (Note 13)	—	14,053	14,681
Other long-term liabilities	44,809	42,622	43,416
Income taxes payable	11,102	12,710	9,858
Deferred income taxes	156	147	228
Total liabilities	439,000	432,383	469,946
Commitments and contingencies (Note 11)
Columbia Sportswear Company Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 69,686, 69,873, and 69,729, issued and outstanding, respectively (Note 8)	31,045	53,801	44,525
Retained earnings	1,529,061	1,529,636	1,385,769
Accumulated other comprehensive loss (Note 7)	(13,296)	(22,617)	(10,773)
Total Columbia Sportswear Company shareholders' equity	1,546,810	1,560,820	1,419,521
Non-controlling interest (Note 3)	25,390	20,691	18,087
Total equity	1,572,200	1,581,511	1,437,608
Total liabilities and equity	$2,011,200	$2,013,894	$1,907,554
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$398,904	$388,745	$942,697	$913,881
Cost of sales	218,042	209,161	503,368	486,920
Gross profit	180,862	179,584	439,329	426,961
Selling, general and administrative expenses	200,598	193,321	413,413	398,346
Net licensing income	2,451	1,951	4,804	3,864
Income (loss) from operations	(17,285)	(11,786)	30,720	32,479
Interest income, net	1,250	692	2,205	1,183
Interest expense on note payable to related party (Note 13)	(180)	(262)	(429)	(526)
Other non-operating income (expense), net	360	259	307	(116)
Income (loss) before income tax	(15,855)	(11,097)	32,803	33,020
Income tax benefit (expense)	4,539	3,224	(5,234)	(6,699)
Net income (loss)	(11,316)	(7,873)	27,569	26,321
Net income attributable to non-controlling interest	219	299	3,098	2,723
Net income (loss) attributable to Columbia Sportswear Company	$(11,535)	$(8,172)	$24,471	$23,598
Earnings (loss) per share attributable to Columbia Sportswear Company (Note 8):
Basic	$(0.17)	$(0.12)	$0.35	$0.34
Diluted	$(0.17)	$(0.12)	$0.35	$0.33
Cash dividends per share	$0.18	$0.17	$0.36	$0.34
Weighted average shares outstanding (Note 8):
Basic	69,672	69,694	69,639	69,567
Diluted	69,672	69,694	70,367	70,542
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(11,316)	$(7,873)	$27,569	$26,321
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities (net of tax effects of $0, ($1), $0 and $0, respectively)	(4)	4	—	2
Unrealized losses on derivative transactions (net of tax effects of $3,361, $379, $4,241 and $3,160, respectively)	(6,157)	(920)	(7,762)	(9,424)
Foreign currency translation adjustments (net of tax effects of $93, $200, $2 and ($183), respectively)	7,182	315	18,684	18,836
Other comprehensive income (loss)	1,021	(601)	10,922	9,414
Comprehensive income (loss)	(10,295)	(8,474)	38,491	35,735
Comprehensive income (loss) attributable to non-controlling interest	1,644	(543)	4,699	2,074
Comprehensive income (loss) attributable to Columbia Sportswear Company	$(11,939)	$(7,931)	$33,792	$33,661
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$27,569	$26,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,932	29,491
Loss on disposal and impairment of property, plant, and equipment	441	3,460
Deferred income taxes	3,378	1,514
Stock-based compensation	5,719	5,453
Changes in operating assets and liabilities:
Accounts receivable	156,755	187,132
Inventories	(61,809)	(167,461)
Prepaid expenses and other current assets	(3,073)	(1,968)
Other assets	2,037	(3,125)
Accounts payable	39,773	53,458
Accrued liabilities	(41,523)	(33,456)
Income taxes payable	(4,133)	(1,020)
Other liabilities	1,981	2,903
Net cash provided by operating activities	157,047	102,702
Cash flows from investing activities:
Purchases of short-term investments	(33,813)	(21,263)
Sales of short-term investments	32,878	8,855
Capital expenditures	(24,323)	(22,972)
Proceeds from sale of property, plant, and equipment	202	40
Net cash used in investing activities	(25,056)	(35,340)
Cash flows from financing activities:
Proceeds from credit facilities	2,774	19,625
Repayments on credit facilities	(2,774)	(19,202)
Proceeds from issuance of common stock under employee stock plans	10,606	9,102
Tax payments related to restricted stock unit issuances	(3,539)	(4,806)
Repurchase of common stock	(35,542)	—
Cash dividends paid	(25,046)	(23,689)
Payment of related party note payable	(14,236)	—
Net cash used in financing activities	(67,757)	(18,970)
Net effect of exchange rate changes on cash	5,016	(2,218)
Net increase in cash and cash equivalents	69,250	46,174
Cash and cash equivalents, beginning of period	551,389	369,770
Cash and cash equivalents, end of period	$620,639	$415,944
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$18,133	$11,805
Cash paid during the period for interest on note payable to related party	501	532
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$9,191	$4,856
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the "Company") and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company's financial position as of June 30, 2017 and 2016, and the results of operations and cash flows for the three and six months ended June 30, 2017 and 2016. The December 31, 2016 financial information was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Columbia Sportswear Company, its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. Some of these more significant estimates relate to revenue recognition, including sales returns and miscellaneous claims from customers, allowance for doubtful accounts, excess, slow-moving and closeout inventories, product warranty, long-lived and intangible assets, goodwill, income taxes, and stock-based compensation.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers Topic 606, outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance requires an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company expects to adopt the standard utilizing the modified retrospective approach on January 1, 2018. The Company is in the process of evaluating the new standard against its existing accounting policies, including principal and agent considerations and balance sheet classifications, to determine the effect the guidance will have on the Consolidated Financial Statements. We do not expect the adoption of the standard to have a material impact on the timing of revenue recognition.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
NOTE 3—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources Limited ("Swire") to support the development and operation of the Company's business in China. The accounts of the joint venture are included in the condensed consolidated financial statements. Swire's share of net income from the joint venture is included in net income attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016. The 40% non-controlling equity interest in this entity is included in total equity as non-controlling interest in the Condensed Consolidated Balance Sheets as of June 30, 2017 and 2016, and December 31, 2016.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the six months ended June 30, 2017 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2016	$1,560,820	$20,691	$1,581,511
Net income	24,471	3,098	27,569
Other comprehensive income (loss), net of tax:
Derivative holding losses	(7,567)	(195)	(7,762)
Foreign currency translation adjustments	16,888	1,796	18,684
Cash dividends ($0.36 per share)	(25,046)	—	(25,046)
Issuance of common stock under employee stock plans, net	7,067	—	7,067
Stock-based compensation expense	5,719	—	5,719
Repurchase of common stock	(35,542)	—	(35,542)
Balance at June 30, 2017	$1,546,810	$25,390	$1,572,200
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the six months ended June 30, 2016 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2015	$1,399,800	$16,013	$1,415,813
Net income	23,598	2,723	26,321
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities	2	—	2
Derivative holding losses	(9,424)	—	(9,424)
Foreign currency translation adjustments	19,485	(649)	18,836
Cash dividends ($0.34 per share)	(23,689)	—	(23,689)
Issuance of common stock under employee stock plans, net	9,102	—	9,102
Tax adjustment from stock plans	(4,806)	—	(4,806)
Stock-based compensation expense	5,453	—	5,453
Balance at June 30, 2016	$1,419,521	$18,087	$1,437,608
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Intangible Assets
The following table summarizes the Company's identifiable intangible assets (in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(9,986)	(9,321)	(8,656)
Customer relationships	(11,588)	(9,860)	(7,952)
Total accumulated amortization	(21,574)	(19,181)	(16,608)
Net carrying amount	15,624	18,017	20,590
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$131,045	$133,438	$136,011
Amortization expense for intangible assets subject to amortization was $1,106,000 and $1,287,000 for the three months ended June 30, 2017 and 2016, respectively, and was $2,393,000 and $2,573,000 for the six months ended June 30, 2017 and 2016, respectively.
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
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$11,503	$11,733	$11,455	$11,487
Provision for warranty claims	731	895	1,931	2,438
Warranty claims	(1,190)	(906)	(2,489)	(2,433)
Other	170	(69)	317	161
Balance at end of period	$11,214	$11,653	$11,214	$11,653

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 6—STOCK-BASED COMPENSATION
The Company's Stock Incentive Plan (the "Plan") allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based or cash-based awards. The majority of all stock options and restricted stock unit grants outstanding under the Plan were granted in the first quarter of each fiscal year. Stock compensation is recognized based on an estimated number of awards that are expected to vest.
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$1,005	$1,009	$2,009	$1,981
Restricted stock units	1,772	1,371	3,710	3,472
Total	$2,777	$2,380	$5,719	$5,453
Stock Options
The Company estimates the fair value of stock options using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected stock price volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term and the Company's expected annual dividend yield.
The following table presents the weighted average assumptions for stock options granted in the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected option term	6.89 years	7.73 years	4.56 years	4.63 years
Expected stock price volatility	28.50%	30.95%	28.91%	29.80%
Risk-free interest rate	1.94%	1.47%	1.72%	1.17%
Expected annual dividend yield	1.26%	1.21%	1.30%	1.20%
Weighted average grant date fair value	$15.98	$17.47	$13.00	$13.39
During the six months ended June 30, 2017 and 2016, the Company granted a total of 496,384 and 422,973 stock options, respectively. At June 30, 2017, unrecognized costs related to outstanding stock options totaled approximately $9,241,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at June 30, 2017 are expected to be recognized over a weighted average period of 2.72 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, expected annual dividend yield and closing price of the Company's common stock on the date of grant.
 The following table presents the weighted average assumptions for restricted stock units granted in the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Vesting period	3.08 years	2.80 years	3.86 years	3.83 years
Expected annual dividend yield	1.26%	1.20%	1.30%	1.16%
Estimated average grant date fair value per restricted stock unit	$55.06	$54.80	$52.54	$55.94
During the six months ended June 30, 2017 and 2016, the Company granted 245,953 and 188,719 restricted stock units, respectively. At June 30, 2017, unrecognized costs related to outstanding restricted stock units totaled approximately $18,265,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

period using the straight-line attribution method. These unrecognized costs at June 30, 2017 are expected to be recognized over a weighted average period of 2.56 years.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of applicable taxes, reported on the Company's Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the three months ended June 30, 2017 (in thousands):

	Unrealized losses on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at March 31, 2017	$—	$5,246	$(18,138)	$(12,892)
Other comprehensive income (loss) before reclassifications	(4)	(5,537)	5,640	99
Amounts reclassified from other comprehensive income	—	(503)	—	(503)
Net other comprehensive income (loss) during the period	(4)	(6,040)	5,640	(404)
Balance at June 30, 2017	$(4)	$(794)	$(12,498)	$(13,296)
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
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the six months ended June 30, 2017 (in thousands):

	Unrealized losses on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2016	$(4)	$6,773	$(29,386)	$(22,617)
Other comprehensive income (loss) before reclassifications	—	(6,975)	16,888	9,913
Amounts reclassified from other comprehensive income	—	(592)	—	(592)
Net other comprehensive income (loss) during the period	—	(7,567)	16,888	9,321
Balance at June 30, 2017	$(4)	$(794)	$(12,498)	$(13,296)

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
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average shares of common stock outstanding, used in computing basic earnings per share	69,672	69,694	69,639	69,567
Effect of dilutive stock options and restricted stock units	—	—	728	975
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	69,672	69,694	70,367	70,542
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$(0.17)	$(0.12)	$0.35	$0.34
Diluted	$(0.17)	$(0.12)	$0.35	$0.33

Stock options and service-based restricted stock units representing 2,641,676 and 2,793,715 shares of common stock for the three months ended June 30, 2017 and 2016, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would have been anti-dilutive due to a net loss in the period. Stock options and service-based restricted stock units representing 862,559 and 471,964 shares of common stock for the six months ended June 30, 2017 and 2016, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 50,403 and 76,742 shares of common stock for the three months ended June 30, 2017 and 2016, respectively, and 46,485 and 69,472 shares of common stock for the six months ended June 30, 2017 and 2016, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Common Stock Repurchase Plan
Since the inception of the Company's stock repurchase plan in 2004 through June 30, 2017, the Company's Board of Directors has authorized the repurchase of $700,000,000 of the Company's common stock. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of June 30, 2017, the Company had repurchased 21,658,035 shares under this program at an aggregate purchase price of approximately $562,064,000. During the three and six months ended June 30, 2017, the Company repurchased 48,943 and 665,095 shares of the Company's common stock at an aggregate purchase price of $2,542,000 and $35,542,000, respectively. During the three and six months ended June 30, 2016, the Company did not repurchase any shares of the Company's common stock.
NOTE 9—SEGMENT INFORMATION
The Company has aggregated its operating segments into four geographic segments: (1) United States, (2) Latin America and Asia Pacific ("LAAP"), (3) Europe, Middle East and Africa ("EMEA") and (4) Canada, which are reflective of the Company's internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of outdoor and active lifestyle apparel, footwear, accessories, and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information systems, finance and legal, executive compensation, unallocated benefit program expense, and other miscellaneous costs.
The geographic distribution of the Company's net sales and income from operations are summarized in the following table (in thousands) for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales to unrelated entities:
United States	$238,196	$228,776	$571,380	$565,021
LAAP	79,467	87,258	197,811	189,059
EMEA	67,392	59,045	122,726	110,374
Canada	13,849	13,666	50,780	49,427
	$398,904	$388,745	$942,697	$913,881
Segment income (loss) from operations:
United States	$22,314	$21,687	$84,956	$87,979
LAAP	3,503	5,331	23,311	19,498
EMEA	152	105	1,476	1,364
Canada	(2,563)	(3,173)	3,264	686
Total segment income from operations	23,406	23,950	113,007	109,527
Unallocated corporate expenses	(40,691)	(35,736)	(82,287)	(77,048)
Interest income, net	1,250	692	2,205	1,183
Interest expense on note payable to related party	(180)	(262)	(429)	(526)
Other non-operating income (expense)	360	259	307	(116)
Income (loss) before income taxes	$(15,855)	$(11,097)	$32,803	$33,020
Concentrations
The Company had two customers that accounted for approximately 12.6% and 10.9%, respectively, of consolidated accounts receivable at June 30, 2017. The Company had one customer that accounted for approximately 10.4% consolidated accounts receivable at June 30, 2016. No single customer accounted for 10% or more of consolidated accounts receivable at December 31, 2016. No single customer accounted for 10% or more of consolidated net sales for the three or six months ended June 30, 2017 or 2016.
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. The Company's prAna subsidiary uses U.S. dollars as its functional currency and is exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward and option contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points is excluded from the determination of hedge effectiveness and included in current period cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales. For option contracts, the change in fair value attributable to changes in time value are excluded from the assessment of hedge effectiveness and included in current period cost of sales. Hedge ineffectiveness was not material during the three and six months ended June 30, 2017 and 2016.

The Company also uses currency forward contracts not formally designated as hedges to manage the consolidated currency exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities by subsidiaries that use U.S. dollars, euros, Swiss francs, Canadian dollars, yen, won, or renminbi as their functional currency. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, receivables, payables, and intercompany loans. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in other non-operating expense, net by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	June 30, 2017	December 31, 2016	June 30, 2016
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$314,000	$206,000	$247,500
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	166,476	184,940	79,930
At June 30, 2017, approximately $7,000 of deferred net losses on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At June 30, 2017, the Company's derivative contracts had a remaining maturity of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $2,000,000 at June 30, 2017. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	June 30, 2017	December 31, 2016	June 30, 2016
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$1,648	$9,805	$2,228
Currency forward contracts	Other non-current assets	816	1,969	1,079
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	3,151	106	4,169
Currency forward contracts	Other long-term liabilities	1,665	—	1,456
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	505	1,361	458
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	916	180	3,545

The following table presents the statement of operations effect and classification of derivative instruments (in thousands):

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive income or loss	—	$(5,537)	$(787)	$(6,975)	$(7,925)
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Net sales	—	—	144	161
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	897	171	951	1,605
Loss reclassified from accumulated other comprehensive income or loss to income as a result of cash flow hedge discontinuance	Cost of sales	—	(81)	—	(81)
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	2	1	5	5
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	492	540	1,286	962
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	Other non-operating expense	(1,723)	(1,887)	(3,411)	(3,441)

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 11—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories, and equipment. At June 30, 2017, inventory purchase obligations were $319,714,000.
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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$307,724	$—	$—	$307,724
Time deposits	66,217	—	—	66,217
U.S. Government-backed municipal bonds	—	97,738	—	97,738
Other short-term investments:
Mutual fund shares	1,591	—	—	1,591
Other current assets:
Derivative financial instruments (Note 10)	—	2,153	—	2,153
Other non-current assets:
Derivative financial instruments (Note 10)	—	816	—	816
Mutual fund shares	8,298	—	—	8,298
Total assets measured at fair value	$383,830	$100,707	$—	$484,537
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 10)	$—	$4,067	$—	$4,067
Other long-term liabilities:
Derivative financial instruments (Note 10)	—	1,665	—	1,665
Total liabilities measured at fair value	$—	$5,732	$—	$5,732

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
Other long-term liabilities
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Non-recurring Fair Value Measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2017, December 31, 2016 or June 30, 2016.
NOTE 13—RELATED PARTY TRANSACTIONS
The Company owns a 60% controlling interest in a joint venture formed with Swire, which is a related party. The joint venture arrangement involves Transition Services Agreements ("TSAs") with Swire, under which Swire provides administrative and information technology services to the joint venture. The Company continues to reduce its costs under the TSAs as it internalizes the back-office functions and related personnel, including the transition of the joint venture's systems to the Company's platform in the second quarter of 2017. The joint venture incurred service fees, valued under the TSAs at Swire's cost, of $329,000 and $1,042,000 during the three months ended June 30, 2017 and 2016, respectively and $845,000 and $1,895,000 during the six months ended June 30, 2017 and 2016, respectively. These fees are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. In addition, the joint venture pays Swire sourcing fees related to the purchase of certain inventory. These sourcing fees are capitalized into inventories and charged to cost of sales as the inventories are sold. The Company incurred sourcing fees of $4,000 and $10,000, for the three months ended June 30, 2017 and 2016, respectively, and $5,000 and $61,000, for the six months ended June 30, 2017 and 2016, respectively.
In 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as a note payable to related party in the Condensed Consolidated Balance Sheets as of December 31, 2016 and June 30, 2016. In June 2017, the Company repaid these loans, including the note with Swire in the principal amount of RMB 97,600,000 (USD $14,236,000), and as such, the balance on the Condensed Consolidated Balance Sheets is zero at June 30, 2017. Interest expense related to this note was $180,000 and $262,000 for the three months ended June 30, 2017 and 2016, respectively, and $429,000 and $526,000 for the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017 and 2016, and December 31, 2016, net payables to Swire for service fees, interest expense and miscellaneous expenses totaled $340,000, $1,042,000 and $707,000, respectively, and were included in accounts payable in the Condensed Consolidated Balance Sheets.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's standard third-party distributor terms and pricing.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, profitability and the effect of specified factors on profitability for 2017, expenses, sourcing costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, investments in and implementation of our information technology systems, our operating model assessment or subsequent actions, intellectual property disputes, our direct-to-consumer channels and other capital expenditures, including planned store additions, access to raw materials and factory capacity, financing and working capital requirements and resources, income tax rates and pre-tax income, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
Our Business
As one of the largest outdoor and active lifestyle apparel and footwear companies in the world, we design, source, market and distribute outdoor and active lifestyle apparel, footwear, accessories, and equipment primarily under the Columbia, SOREL, prAna, and Mountain Hardwear brands. Our products are sold through a mix of wholesale distribution channels, our own direct-to-consumer channels and independent international distributors. In addition, we license some of our trademarks across a range of apparel, footwear, accessories, and equipment.
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

•	Difficult economic and competitive environments in certain key markets within our Latin America and Asia Pacific ("LAAP") region, in particular, Korea;

•	Continued sales growth and profitability contributed by our Europe-direct business;

•	The effects of changes in foreign currency exchange rates on sales, gross margin, operating income, and net income;

•	A reduction in the rate of net sales growth of our prAna business;

•	Performance of our Mountain Hardwear business as we work to re-invigorate that brand in the marketplace; and

•	The financial impact of activities associated with and resulting from our operating model assessment or subsequent actions.
These factors and others may have a material effect on our financial condition, results of operations or cash flows, particularly with respect to quarterly comparisons.
During the second quarter of 2017, we commenced an initiative to invest in a global retail platform ("GRP"), which encompasses the IT systems infrastructure to support the growth and expansion of our direct-to-consumer businesses. The objective of this initiative is to deliver an improved consumer experience and to modernize and standardize our processes and systems to enable us to better anticipate and deliver against the needs of our consumers. This GRP initiative is currently in the early design phase and we expect to incur related costs beginning in the second half of 2017, targeting regional implementations beginning in the first half of 2019.
In addition, we are continuing to invest in our ongoing multi-year global enterprise resource planning ("ERP") implementation, which has been executed in the majority of our operations to date. During the second quarter of 2017, we implemented the ERP system in our China joint venture and plan to transition our Europe-direct business onto the system in mid-2018.
During the first quarter of 2017, we commenced a thorough assessment of our operating model to ensure that the business is aligned and organized to successfully execute our strategic plan. We completed the operational assessment phase of this initiative during the second quarter of 2017, and as a result, we announced a realignment of our senior leadership team to evolve to a brand-led, consumer-focused organization. We have now entered the second phase of this initiative that we have named Project CONNECT, which will consist of identifying and implementing initiatives intended to enhance our ability to execute against our strategic plan to drive sustainable, profitable growth through our brand portfolio. We anticipate providing updates as the project progresses.
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
Highlights of the Second Quarter of 2017

•	Net sales for the second quarter of 2017 increased $10.1 million, or 3%, to $398.9 million from $388.8 million for the second quarter of 2016.

•
Net loss attributable to Columbia Sportswear Company increased $3.3 million, or 40%, for the second quarter of 2017 to $11.5 million, or $(0.17) per share, compared to net loss of $8.2 million, or $(0.12) per share, for the second quarter of 2016.

•	We paid a quarterly cash dividend of $0.18 per share, or $12.5 million, in the second quarter of 2017.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.7	53.8	53.4	53.3
Gross profit	45.3	46.2	46.6	46.7
Selling, general and administrative expenses	50.3	49.7	43.9	43.6
Net licensing income	0.6	0.5	0.5	0.5
Income (loss) from operations	(4.4)	(3.0)	3.2	3.6
Interest income, net	0.3	0.2	0.2	—
Interest expense on note payable to related party	—	(0.2)	—	—
Other non-operating income	0.1	0.1	—	—
Income (loss) before income tax	(4.0)	(2.9)	3.4	3.6
Income tax benefit (expense)	1.2	0.9	(0.6)	(0.7)
Net income (loss)	(2.8)	(2.0)	2.8	2.9
Net income attributable to non-controlling interest	0.1	0.1	0.3	0.3
Net income (loss) attributable to Columbia Sportswear Company	(2.9)%	(2.1)%	2.5%	2.6%
Quarter Ended June 30, 2017 Compared to Quarter Ended June 30, 2016
Net Sales: Consolidated net sales increased $10.1 million, or 3%, to $398.9 million for the second quarter of 2017 from $388.8 million for the comparable period in 2016.

Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017(1)	2016	% Change	% Change(1)
	(In millions, except for percentage changes)
United States	$238.2	$—	$238.2	$228.8	4%	4%
LAAP	79.5	1.0	80.5	87.3	(9)%	(8)%
EMEA	67.3	1.1	68.4	59.1	14%	16%
Canada	13.9	0.4	14.3	13.6	2%	5%
	$398.9	$2.5	$401.4	$388.8	3%	3%
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
Net sales in the United States increased $9.4 million, or 4%, to $238.2 million for the second quarter of 2017 from $228.8 million for the comparable period in 2016. The net sales increase in the United States was led by the Columbia brand, followed by the prAna and SOREL brands. The United States net sales increase was led by an increase in net sales in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business. The net sales increase in our direct-to-consumer business was led by increased net sales from our retail stores, followed by increased e-commerce net sales. At June 30, 2017, we operated 122 retail stores, compared with 113 retail stores at June 30, 2016. The net sales decrease in our wholesale business resulted primarily from the combined effects of U.S. wholesale customer bankruptcies, liquidations and store closures that have occurred over the past 18 months.
Net sales in the LAAP region decreased $7.8 million, or 9% (8% constant-currency), to $79.5 million for the second quarter of 2017 from $87.3 million for the comparable period in 2016. The net sales decrease in the LAAP region was concentrated in the Columbia brand and was driven by net sales decreases in China and Korea. The net sales decrease in China was affected by accelerated first quarter shipments to wholesale customers in advance of the ERP go-live that occurred in the second quarter of 2017. The net sales decrease in Korea reflected continued business weakness amid the extremely promotional outdoor sector in that country.
Net sales in the EMEA region increased $8.2 million, or 14% (16% constant-currency), to $67.3 million for the second quarter of 2017 from $59.1 million for the comparable period in 2016. The net sales increase in the EMEA region was concentrated in the Columbia brand and was driven by increased shipments of fall 2017 advance orders to our EMEA distributors, reflecting increased net sales to our Russian distributor and increased spring 2017 advance wholesale orders within our Europe-direct business.
Net sales in Canada increased $0.3 million, or 2% (5% constant-currency), to $13.9 million for the second quarter of 2017 from $13.6 million for the comparable period in 2016. The increase in net sales in Canada was driven by a net sales increase in the SOREL brand, partially offset by a decline in Columbia brand net sales, and was also negatively affected by changes in foreign currency exchange rates.

Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017	2016	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$340.5	$2.3	$342.8	$333.4	2%	3%
SOREL	6.0	0.1	6.1	3.5	71%	74%
prAna	35.0	—	35.0	32.2	9%	9%
Mountain Hardwear	16.1	—	16.1	17.0	(5)%	(5)%
Other	1.3	0.1	1.4	2.7	(52)%	(48)%
	$398.9	$2.5	$401.4	$388.8	3%	3%
Columbia brand net sales increased $7.1 million, or 2% (3% constant currency), to $340.5 million, including increased net sales in the U.S. direct-to-consumer channel and EMEA region, partially offset by lower net sales in the U.S. wholesale business and lower net sales in China.
SOREL brand net sales increased $2.5 million, or 71% (74% constant currency), to $6.0 million, driven by increased sales of the brand's expanded spring season assortment, concentrated in the United States.
prAna brand net sales increased $2.8 million, or 9%, to $35.0 million, led by the U.S. direct-to-consumer business, followed by increased net sales in the U.S. wholesale business.
Mountain Hardwear brand net sales decreased $0.9 million, or 5%, to $16.1 million, primarily reflecting net sales declines in Korea and the United States.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017	2016	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$329.7	$1.6	$331.3	$321.5	3%	3%
Footwear	69.2	0.9	70.1	67.3	3%	4%
	$398.9	$2.5	$401.4	$388.8	3%	3%
Net sales of apparel, accessories and equipment increased $8.2 million, or 3%, to $329.7 million for the second quarter of 2017 from $321.5 million for the comparable period in 2016. The apparel, accessories and equipment net sales increase was led by the Columbia brand, followed by the prAna brand, partially offset by a net sales decrease in the Mountain Hardwear brand. The apparel, accessories and equipment net sales increase was led by the United States and EMEA regions, partially offset by a net sales decrease in the LAAP region.
Net sales of footwear increased $1.9 million, or 3% (4% constant-currency), to $69.2 million for the second quarter of 2017 from $67.3 million for the comparable period in 2016. The increase in footwear net sales consisted of a net sales increase in the SOREL brand. The footwear net sales increase was driven by a net sales increase in the EMEA region and Canada, partially offset by a net sales decrease in the LAAP region.
Gross Profit: Gross profit, as a percentage of net sales, decreased to 45.3% for the second quarter of 2017, from 46.2% for the comparable period in 2016. Gross profit contraction was primarily due to:

•	Increased promotional activity in the U.S. in order to liquidate aged inventory primarily through our outlet stores;
partially offset by:

•
Favorable changes in sales channel mix with a higher proportion of direct-to-consumer net sales, which generally carry higher gross margins, and a lower proportion of net sales to our wholesale customers and international distributors, which generally carry lower gross margins.

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

SG&A expense increased $7.3 million, or 4%, to $200.6 million, or 50.3% of net sales, for the second quarter of 2017 from $193.3 million, or 49.7% of net sales, for the comparable period in 2016. The SG&A expense increase was primarily due to:

•	Increased costs to support our expanding global direct-to-consumer businesses;

•	Increased costs related to our operating model assessment; and

•	Increased personnel related expenses;
partially offset by:

•	Changes in the timing of receipt of local tax subsidies related to the company's China joint venture; and

•	The favorable impact of foreign currency translation.

Depreciation and amortization included in SG&A expense totaled $14.8 million for the second quarter of 2017, compared to $14.6 million for the same period in 2016.
Income Tax Benefit: Income tax benefit increased to $4.5 million for the second quarter of 2017 from $3.2 million for the comparable period in 2016. Our effective income tax rate was 28.6% for the second quarter of 2017 compared to 29.1% for the same period in 2016.
Net Loss Attributable to Columbia Sportswear Company: Net loss increased $3.3 million, or 40%, to $11.5 million, or $(0.17) per share, for the second quarter of 2017 from $8.2 million, or $(0.12) per share, for the comparable period in 2016.
Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Net Sales: Consolidated net sales increased $28.8 million, or 3%, to $942.7 million for the six months ended June 30, 2017 from $913.9 million for the comparable period in 2016.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Six Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017	2016	% Change	% Change
	(In millions, except for percentage changes)
United States	$571.4	$—	$571.4	$565.0	1%	1%
LAAP	197.8	2.3	200.1	189.1	5%	6%
EMEA	122.7	2.0	124.7	110.4	11%	13%
Canada	50.8	(0.9)	49.9	49.4	3%	1%
	$942.7	$3.4	$946.1	$913.9	3%	4%
Net sales in the United States increased $6.4 million, or 1%, to $571.4 million for the six months ended June 30, 2017 from $565.0 million for the comparable period in 2016. The net sales increase in the United States was concentrated in the SOREL and Mountain Hardwear brands, partially offset by a decrease in Columbia brand net sales. The United States net sales increase was led by an increase in net sales in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business. The net sales increase in our direct-to-consumer business was led by our retail stores, followed by increased e-commerce net sales.

The net sales decrease in our wholesale business resulted primarily from the combined effects of U.S. wholesale customer bankruptcies, liquidations, and store closures that have occurred over the past 18 months.
Net sales in the LAAP region increased $8.7 million, or 5% (6% in constant-currency), to $197.8 million for the six months ended June 30, 2017 from $189.1 million for the comparable period in 2016. The net sales increase in the LAAP region was concentrated in the Columbia brand and was led by our LAAP distributor business and Japan, partially offset by a net sales decrease in Korea. The net sales increase in our LAAP distributor business was driven by increased spring 2017 advance orders combined with a shift in the timing of shipments of spring 2017 advance wholesale orders from the fourth quarter of 2016 into the first quarter of 2017. The net sales increase in Japan was driven by increased direct-to-consumer net sales. The net sales decrease in Korea reflected continued business weakness amid the extremely promotional outdoor sector in that country.
Net sales in the EMEA region increased $12.3 million, or 11% (13% constant-currency), to $122.7 million for the six months ended June 30, 2017 from $110.4 million for the comparable period in 2016. The EMEA net sales increase consisted of net sales increases in the Columbia and SOREL brands, partially offset by a net sales decrease in the prAna brand. The EMEA net sales increase was led by our Europe-direct business, followed by net sales growth from our EMEA distributor business. The net sales increase in our Europe-direct business was driven by increased spring 2017 advance wholesale orders, increased fall 2016 close-out sales and reorders, and increased direct-to-consumer net sales. The net sales increase in our EMEA distributor business was driven by increased shipments of fall 2017 advance orders partially offset by a shift in timing of shipments of spring 2017 advance orders from the first quarter of 2017 into the fourth quarter of 2016 compared to the same period last year, when a larger proportion of spring 2016 advance orders shipped in the first quarter of 2016 than in the fourth quarter of 2015.
Net sales in Canada increased $1.4 million, or 3% (1% constant-currency), to $50.8 million for the six months ended June 30, 2017 from $49.4 million for the comparable period in 2016. The net sales increase in Canada was concentrated in the SOREL brand.
Sales by Brand
Net sales by brand are summarized in the following table:

	Six Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017	2016	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$789.6	$3.4	$793.0	$770.5	2%	3%
SOREL	33.2	—	33.2	21.6	54%	54%
prAna	73.7	—	73.7	73.6	—%	—%
Mountain Hardwear	43.8	(0.1)	43.7	42.2	4%	4%
Other	2.4	0.1	2.5	6.0	(60)%	(58)%
	$942.7	$3.4	$946.1	$913.9	3%	4%
Columbia brand net sales increased $19.1 million, or 2% (3% constant currency), to $789.6 million, including increased net sales in the U.S. direct-to-consumer channel, the EMEA region and the LAAP region, partially offset by lower U.S. wholesale net sales.
SOREL brand net sales increased $11.6 million, or 54%, to $33.2 million, driven by increased sales of the brand's expanded spring season assortment concentrated in the United States and increased fall 2016 close-out product sales.
prAna brand net sales of $73.7 million remained relatively flat compared to the same period in 2016.
Mountain Hardwear brand net sales increased $1.6 million, or 4%, to $43.8 million, driven by increased net sales in the U.S. direct-to-consumer channel.

Sales by Product Category
Net sales by product category are summarized in the following table:

	Six Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017	2016	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$769.7	$1.8	$771.5	$755.5	2%	2%
Footwear	173.0	1.6	174.6	158.4	9%	10%
	$942.7	$3.4	$946.1	$913.9	3%	4%
Net sales of apparel, accessories and equipment increased $14.2 million, or 2%, to $769.7 million for the six months ended June 30, 2017 from $755.5 million for the comparable period in 2016. The apparel, accessories and equipment net sales increase was led by the Columbia brand, followed by the Mountain Hardwear brand. The apparel, accessories and equipment net sales increase was led by the LAAP region, followed by net sales increases in the EMEA region and in the United States.
Net sales of footwear increased $14.6 million, or 9% (10% constant-currency), to $173.0 million for the second quarter of 2017 from $158.4 million for the comparable period in 2016. The increase in footwear net sales was led by the SOREL brand, followed by the Columbia brand. The footwear net sales increase was driven by a net sales increase in the EMEA region, followed by the United States, Canada, and the LAAP region.
Gross Profit: Gross profit, as a percentage of net sales, was 46.6% for the six months ended June 30, 2017, compared to 46.7% for the same period in 2016. Gross profit contraction was primarily due to:

•	Increased promotional activity in the U.S. in order to liquidate aged inventory primarily through our outlet stores;
partially offset by:

•
Favorable changes in sales channel mix with a higher proportion of direct-to-consumer net sales, which generally carry higher gross margins, and a lower proportion of net sales to our wholesale customers and international distributors, which generally carry lower gross margins.

Selling, General and Administrative Expense: SG&A expense increased $15.1 million, or 4%, to $413.4 million, or 43.9% of net sales, for the six months ended June 30, 2017 from $398.3 million, or 43.6% of net sales, for the comparable period in 2016. The SG&A expense increase was primarily due to:

•	Increased costs to support our expanding global direct-to-consumer businesses;

•	Increased costs related to our operating model assessment;

•	Increased personnel related expenses; and

•	Increased demand creation expenses;
partially offset by:

•	The favorable impact of foreign currency translation; and

•	A decrease in information technology investments.

Depreciation and amortization included in SG&A expense totaled $29.5 million for the six months ended June 30, 2017, compared to $29.1 million for the same period in 2016.
Income Tax Expense: Income tax expense decreased to $5.2 million for the six months ended June 30, 2017 from $6.7 million for the comparable period in 2016. Our effective income tax rate was 16.0% for the six months ended June 30, 2017 compared to 20.3% for the same period in 2016. The lower effective income tax rate was primarily due to the resolution of tax audits in certain jurisdictions.
Net Income Attributable to Columbia Sportswear Company: Net income increased $0.9 million, or 3.7%, to $24.5 million, or $0.35 per diluted share, for the six months ended June 30, 2017 from $23.6 million, or $0.33 per diluted share, for the comparable period in 2016.

Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our global direct-to-consumer expansion, ongoing ERP and GRP initiatives and complementary systems implementations, general corporate needs, strategic business initiatives, and the expansion of our global operations. At June 30, 2017, we had total cash and cash equivalents of $620.6 million, compared to $551.4 million at December 31, 2016 and $415.9 million at June 30, 2016. In addition, we had short-term investments of $1.6 million at June 30, 2017, compared to $0.5 million at December 31, 2016 and $12.9 million at June 30, 2016. At June 30, 2017, approximately 55% of our cash and short-term investments were held by foreign subsidiaries, from which repatriation of those funds to the United States would likely result in a significant tax expense for us. However, based on the capital and liquidity needs of our foreign operations, as well as the status of current United States tax law, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
Net cash provided by operating activities was $157.0 million for the six months ended June 30, 2017, compared to $102.7 million for the same period in 2016. The increase in cash provided by operating activities was primarily driven by favorable changes in inventory, partially offset by a lower decrease in accounts receivable during the six months ended June 30, 2017 compared to the same period in 2016.
Net cash used in investing activities was $25.1 million for the six months ended June 30, 2017, compared to $35.3 million for the comparable period in 2016. For the 2017 period, cash used in investing activities primarily consisted of $24.3 million for capital expenditures. For the same period in 2016, net cash used in investing activities primarily consisted of $23.0 million for capital expenditures and $12.4 million for purchases of short-term investments.
Net cash used in financing activities was $67.8 million for the six months ended June 30, 2017, compared to $19.0 million for the comparable period in 2016. For the 2017 period, net cash used in financing activities primarily consisted of repurchases of common stock of $35.5 million, dividend payments of $25.0 million and payment of a related-party note payable of $14.2 million, partially offset by net proceeds from stock plan activity of $7.1 million. For the same period in 2016, net cash used in financing activities primarily consisted of dividend payments of $23.7 million, partially offset by net proceeds from stock plan activity of $4.3 million.
Short-term borrowings and credit lines
We have an unsecured, committed revolving line of credit available to fund our domestic working capital requirements. Monthly variable commitments available for funding average $100.0 million over the course of a calendar year. At June 30, 2017, no balance was outstanding under this line of credit. At June 30, 2017, we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined credit limit of approximately $88.0 million at June 30, 2017, of which $3.2 million is designated as a European customs guarantee. At June 30, 2017, no amount was outstanding under these subsidiary lines of credit.
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
Changes in Internal Control over Financial Reporting
We are implementing an ERP system and complementary systems that support our operations and financial reporting. This implementation is occurring in phases globally over several years, and has been executed in the majority of our operations to date. During the second quarter of 2017, we implemented the ERP system in our China joint venture and plan to transition our Europe-direct business onto the system in mid-2018. Each implementation phase involves changes to the processes that constitute our internal control over financial reporting. We are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS
We are involved in litigation and various legal matters arising in the normal course of business, including matters related to employment, retail, intellectual property, and various regulatory compliance activities. We have considered facts related to legal and regulatory matters and opinions of counsel handling these matters, and do not believe the ultimate resolution of these proceedings will have a material adverse effect on our financial position, results of operations or cash flows.
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
We Face Many Challenges Executing Growth Strategies
Our business strategies aim to achieve sustainable, profitable growth by creating innovative products at competitive prices, focusing on product design, utilizing innovations to differentiate our brands from competitors, working to ensure that our products are sold through strong distribution partners capable of effectively presenting our brands to consumers, increasing the impact of consumer communications to drive demand for our brands and sell-through of our products, making sure our products are merchandised and displayed appropriately in retail environments, expanding our presence in key markets around the world, and continuing to build brand-enhancing direct-to-consumer businesses. We intend to pursue these strategies across our portfolio of brands, product categories and geographic markets. Our failure to implement our business strategies, including those identified in connection with our operating model assessment, successfully could have a material adverse effect on our financial condition, results of operations or cash flows.
To implement our business strategies, we must continue to modify and fund various aspects of our business, to maintain and enhance our information systems and supply chain operations to improve efficiencies and to attract, retain and manage qualified personnel. These efforts, coupled with cost containment measures, place increasing strain on management, information technology, financial, product design, marketing, distribution, supply chain, and other resources, and we may have operating difficulties as a result. For example, in support of our strategic initiatives, we are making significant investments in our business processes and information technology infrastructure that require significant management attention and corporate resources. These changes may make it increasingly difficult to pursue acquisitions or to adapt our information technology systems and business processes to integrate an acquired business. These integration challenges may also be present as we continue to fully integrate operations of prAna, which we acquired in May 2014. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Initiatives to Upgrade Our Business Processes and Information Technology Infrastructure Involve Many Risks Which Could Result In, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement initiatives to optimize our operational and financial performance. Our current initiatives include plans to improve business results through standardization of business processes and technologies that support our supply chain and go-to-market strategies through on-going implementation of and upgrades to integrated global ERP software solutions and other complementary information technology systems over the next several years. Implementation of and upgrades to these solutions and systems are highly dependent on coordination of numerous employees, contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion of the initiatives, and the failure of any one contractor or system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, decreases in productivity as our personnel implement and become familiar with new systems, increased costs, and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures, including system outages and loss of system availability, could disrupt our operations and have a material adverse effect on our financial condition, results of operations or cash flows.
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
A Breach in the Security of Our Systems, or the Privacy and Security of Company, Customer, Supplier, or Employee Information, Could Disrupt Our Operations, Damage Our Reputation or Cause Us to Incur Substantial Costs
We manage and store various types of proprietary information and sensitive and confidential data relating to our business, including personally identifiable information. Our information systems are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees or third party service providers. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. For example, in February 2017, we reported the discovery of a cybersecurity incident involving our prAna.com e-commerce website. We referred the matter to the FBI for investigation and also notified potentially affected prAna customers.
In addition, any future breaches of our security measures, or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive and confidential data about us, our customers, our suppliers, or our employees, could expose us, our customers, our suppliers, our employees, or other individuals that may be affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business and could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

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
We May Be Adversely Affected by the Financial Health of Our Customers
In recent periods, sluggish economies and consumer uncertainty regarding future economic prospects in our key markets has had an adverse effect on the financial health of our customers, some of whom have reduced their store fleet, filed or may file for protection under bankruptcy laws, restructured, or ceased operations, which may in turn have a material adverse effect on our financial condition, results of operations, or cash flows. We extend credit to our customers based on an assessment of the customer's financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing advance orders and extended payment terms for taking delivery before the peak shipping season. These extended payment terms increase our exposure to the risk of uncollectable receivables. In addition, we face increased risk of order reduction or cancellation or reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant wholesale customers and international independent distributors have liquidated or reorganized, while others have had financial difficulties in the past or have experienced tightened credit markets, sales declines and reduced profitability, which in turn have had an adverse effect on our business. Future customer liquidations or reorganizations could have a material adverse effect on our financial condition, results of operations or cash flows. We may choose to limit our credit risk by reducing our level of business with customers experiencing financial difficulties and may not be able to replace those revenues with other customers or through our direct-to-consumer businesses within a reasonable period, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May Not Realize Returns on Our Investments in Our Direct-to-Consumer Businesses
In recent years, our direct-to-consumer businesses have grown substantially and we anticipate continued growth in the future. Accordingly, we continue to make significant investments in our online platforms and physical retail locations, including system upgrades, entering into long-term store leases, constructing leasehold improvements, purchasing fixtures and equipment, and investing in inventory and personnel. Since many of the costs of our direct-to-consumer businesses are fixed, if we have insufficient sales, we may be unable to reduce expenses in order to avoid losses or negative cash flows. Our direct-to-consumer businesses are dependent upon our ability to operate in an increasingly complex and evolving marketplace and these businesses' results are highly dependent on retail traffic patterns in our physical locations and our on-line platforms where our products are sold, as well as the spending patterns of our consumers. If we are unable to effectively navigate the direct-to-consumer marketplace or anticipate consumer buying patterns, our ability to generate sales through our direct-to-consumer businesses may be adversely affected, which in turn could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We Face Risks Associated with Consumer Preferences and Fashion Trends
Changes in consumer preferences, consumer purchasing behavior or consumer interest in outdoor activities may have a material adverse effect on our business and changes in fashion trends may have a greater effect than in the past as we expand our offerings to include more product categories in more geographic areas that are generally more sensitive to fashion trends. We also face risks because our success depends on our and our customers' abilities to anticipate consumer preferences and buying patterns, including the growth of e-commerce off-price retailing, and respond to changes in a timely manner. Lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. In addition, our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk by soliciting advance order commitments from customers, we generally place a significant portion of our seasonal production orders with our contract manufacturers before we have received all of a season's advance orders from customers, and orders may be canceled by customers before shipment. If we or our customers fail to anticipate and respond to consumer preferences or fail to respond in a timely manner or if we or our customers are unable to effectively navigate a transforming retail marketplace, we could suffer reputational damage to our brands and we may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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

Our primary distribution facilities in the United States, France and Canada are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations. For example, in addition to supporting our traditional wholesale business, our existing distribution facilities have been modified to enable them to also support our e-commerce businesses in the United States, Canada and Europe. Failure to successfully maintain and update these modifications could disrupt our wholesale and e-commerce shipments and may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Insiders Control a Majority of Our Common Stock and May Sell Shares
Five related shareholders, Gertrude Boyle, Sarah Bany, Timothy Boyle, Joseph Boyle, and Molly Boyle, beneficially own a majority of our common stock. As a result, if acting together, they can effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these five shareholders are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933 and the Securities Exchange Act of 1934. The sale or the prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 through April 30, 2017	—	$—	—	$140,478,000
May 1, 2017 through May 31, 2017	48,943	51.94	48,943	137,936,000
June 1, 2017 through June 30, 2017	—	—	—	137,936,000
Total	48,943	$51.94	48,943	$137,936,000
(1) Our Board of Directors has authorized the repurchase of $700,000,000 of our common stock. As of June 30, 2017, we had repurchased 21,658,035 shares under this program at an aggregate purchase price of approximately $562,064,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 5.    OTHER INFORMATION
On June 13, 2017, at the Company's annual meeting of shareholders, the shareholders approved the Columbia Sportswear Company 1997 Stock Incentive Plan, as amended (the "Stock Plan"). The Stock Plan provides for issuance of up to 20,800,000 shares of the Company's Common Stock. The Stock Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based awards, and all employees, officers and directors of the Company and its subsidiaries and non-employee agents, consultants, advisors, and independent contractors are eligible to participate in the Stock Plan. The Stock Plan is administered by the Company's Compensation Committee.
The Stock Plan will continue until all shares available for issuance under the Stock Plan have been issued and all restrictions on such shares have lapsed. The Board of Directors may suspend or terminate the Stock Plan at any time. The Board of Directors may also, at any time, modify or amend the Stock Plan, but any modification or amendment may not materially adversely affect a holder's rights under an outstanding award without the written consent of the holder.
The foregoing is a summary of the principal provisions of the Stock Plan. The summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Stock Plan, which is filed as Exhibit 10.1.
On June 13, 2017, at the Company's annual meeting of shareholders, the shareholders approved the Columbia Sportswear Company Executive Incentive Compensation Plan, as amended (the "Compensation Plan"). By approving the Compensation Plan, our shareholders also re-approved the material terms of the performance goals for performance-based awards under the Compensation Plan for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.
The Compensation Plan is administered by the Company's Compensation Committee. The Compensation Committee determines which executive officers of Columbia are eligible to participate in the Compensation Plan for any year no later than 90 days after the beginning of the plan year. No later than 90 days after the beginning of each plan year, the Compensation Committee establishes performance goals for each participating executive officer and the related cash performance awards related to achievement of those goals. The Committee may use its discretion to reduce the amount payable to any eligible executive officer by up to 100 percent, based on factors it determines warrant such a reduction. The maximum amount payable under the Compensation Plan to any participant for a calendar year will not exceed $4 million.
The Compensation Plan will remain in effect until terminated by the Board of Directors. The Board of Directors has the power to amend the Compensation Plan, in whole or in part, at any time, except that the Board of Directors does not have the right to change the performance goals established by the Compensation Committee under the Compensation Plan. The Compensation Committee may generally amend the Compensation Plan, with the approval of the Board, at any time.
The foregoing is a summary of the principal provisions of the Compensation Plan. The summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Compensation Plan, which is filed as Exhibit 10.2.

Item 6.    EXHIBITS

(a)	Exhibits

10.1
Ninth amendment to Credit Agreement dated May 24, 2017 among Columbia Sportswear Company,
Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of
America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on May 30, 2017)
(File No. 0-23939)

+	10.2	Columbia Sportswear Company 1997 Stock Incentive Plan, as amended

+	10.3	Columbia Sportswear Company Executive Incentive Compensation Plan, as amended

	10.4	Columbia Sportswear Company Second Amendment Change in Control Severance Plan

	31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

	31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Senior Vice President, Chief Financial Officer

	32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

	32.2	Section 1350 Certification of Jim A. Swanson, Senior Vice President, Chief Financial Officer

	101	INS XBRL Instance Document

	101	SCH XBRL Taxonomy Extension Schema Document

	101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

	101	DEF XBRL Taxonomy Extension Definition Linkbase Document

	101	LAB XBRL Taxonomy Extension Label Linkbase Document

	101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

+ Management Contract or Compensatory Plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
Date: August 3, 2017	/s/ JIM A. SWANSON
Jim A. Swanson
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)