Form 10-Q
period 2017-09-30
COLUMBIA SPORTSWEAR CO
filed 2017-11-02
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on October 20, 2017 was 69,876,493.

COLUMBIA SPORTSWEAR COMPANY
SEPTEMBER 30, 2017

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2017	December 31, 2016	September 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$411,805	$551,389	$219,189
Short-term investments	18,469	472	467
Accounts receivable, net of allowance of $10,789, $8,556 and $8,519, respectively	466,852	333,678	486,236
Inventories	558,558	487,997	588,021
Prepaid expenses and other current assets	36,113	38,487	33,514
Total current assets	1,491,797	1,412,023	1,327,427
Property, plant and equipment, at cost, net of accumulated depreciation of $450,079, $408,676 and $403,244, respectively	285,582	279,650	285,514
Intangible assets, net (Note 4)	130,300	133,438	134,724
Goodwill	68,594	68,594	68,594
Deferred income taxes	98,062	92,494	79,934
Other non-current assets	26,479	27,695	25,622
Total assets	$2,100,814	$2,013,894	$1,921,815
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$20
Accounts payable	190,634	215,048	136,667
Accrued liabilities (Note 5)	170,909	142,158	166,496
Income taxes payable	22,921	5,645	29,332
Total current liabilities	384,464	362,851	332,515
Note payable to related party (Note 13)	—	14,053	14,629
Other long-term liabilities	47,129	42,622	43,066
Income taxes payable	10,647	12,710	10,724
Deferred income taxes	154	147	229
Total liabilities	442,394	432,383	401,163
Commitments and contingencies (Note 11)
Columbia Sportswear Company Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 69,863, 69,873, and 69,792, issued and outstanding, respectively (Note 8)	39,007	53,801	49,091
Retained earnings	1,604,214	1,529,636	1,457,495
Accumulated other comprehensive loss (Note 7)	(13,929)	(22,617)	(6,934)
Total Columbia Sportswear Company shareholders' equity	1,629,292	1,560,820	1,499,652
Non-controlling interest (Note 3)	29,128	20,691	21,000
Total equity	1,658,420	1,581,511	1,520,652
Total liabilities and equity	$2,100,814	$2,013,894	$1,921,815
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$747,367	$745,714	$1,690,064	$1,659,595
Cost of sales	398,177	400,002	901,545	886,922
Gross profit	349,190	345,712	788,519	772,673
Selling, general and administrative expenses	230,446	224,497	643,859	622,843
Net licensing income	4,143	2,415	8,947	6,279
Income from operations	122,887	123,630	153,607	156,109
Interest income, net	1,035	393	3,240	1,576
Interest expense on note payable to related party (Note 13)	—	(253)	(429)	(779)
Other non-operating income (expense), net	(104)	(620)	203	(736)
Income before income tax	123,818	123,150	156,621	156,170
Income tax expense	(32,716)	(36,598)	(37,950)	(43,297)
Net income	91,102	86,552	118,671	112,873
Net income attributable to non-controlling interest	3,378	2,967	6,476	5,690
Net income attributable to Columbia Sportswear Company	$87,724	$83,585	$112,195	$107,183
Earnings per share attributable to Columbia Sportswear Company (Note 8):
Basic	$1.26	$1.20	$1.61	$1.54
Diluted	$1.25	$1.18	$1.59	$1.52
Cash dividends per share	$0.18	$0.17	$0.54	$0.51
Weighted average shares outstanding (Note 8):
Basic	69,815	69,761	69,698	69,632
Diluted	70,389	70,630	70,390	70,586
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$91,102	$86,552	$118,671	$112,873
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities	—	(4)	—	(2)
Unrealized gains (losses) on derivative transactions (net of tax effects of $3,953, ($200), $8,194 and $3,360, respectively)	(8,606)	399	(16,368)	(9,025)
Foreign currency translation adjustments (net of tax effects of ($20), ($123), ($18) and ($306), respectively)	8,333	3,390	27,017	22,226
Other comprehensive income (loss)	(273)	3,785	10,649	13,199
Comprehensive income	90,829	90,337	129,320	126,072
Comprehensive income attributable to non-controlling interest	3,738	2,913	8,437	4,987
Comprehensive income attributable to Columbia Sportswear Company	$87,091	$87,424	$120,883	$121,085
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$118,671	$112,873
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	44,660	44,478
Loss on disposal and impairment of property, plant, and equipment	970	3,646
Deferred income taxes	3,871	927
Stock-based compensation	8,277	8,454
Changes in operating assets and liabilities:
Accounts receivable	(127,003)	(106,906)
Inventories	(56,576)	(103,475)
Prepaid expenses and other current assets	2,959	429
Other assets	1,567	(2,552)
Accounts payable	(30,716)	(82,590)
Accrued liabilities	1,595	10,999
Income taxes payable	15,063	26,045
Other liabilities	4,231	2,505
Net cash used in operating activities	(12,431)	(85,167)
Cash flows from investing activities:
Purchases of short-term investments	(50,697)	(21,263)
Sales of short-term investments	32,878	21,263
Capital expenditures	(41,791)	(35,588)
Proceeds from sale of property, plant, and equipment	239	52
Net cash used in investing activities	(59,371)	(35,536)
Cash flows from financing activities:
Proceeds from credit facilities	3,374	59,277
Repayments on credit facilities	(3,374)	(61,197)
Proceeds from issuance of common stock under employee stock plans	16,056	10,742
Tax payments related to restricted stock unit issuances	(3,585)	(4,870)
Repurchase of common stock	(35,542)	(11)
Cash dividends paid	(37,617)	(35,548)
Payment of related party note payable	(14,236)	—
Net cash used in financing activities	(74,924)	(31,607)
Net effect of exchange rate changes on cash	7,142	1,729
Net decrease in cash and cash equivalents	(139,584)	(150,581)
Cash and cash equivalents, beginning of period	551,389	369,770
Cash and cash equivalents, end of period	$411,805	$219,189
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$25,282	$14,601
Cash paid during the period for interest on note payable to related party	685	792
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$3,682	$3,656
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the "Company") and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company's financial position as of September 30, 2017 and 2016, and the results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016. The December 31, 2016 financial information was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers Topic 606, outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company expects to adopt the standard on January 1, 2018, utilizing the modified retrospective approach, with the cumulative effect of initially applying the new standard recognized in retained earnings at the date of adoption.
The results of the Company's ongoing assessments have determined that the standard will primarily impact the following areas: fees paid to or retained by third parties in conjunction with certain concession-based retail arrangements, historically comprising approximately 2% of net sales, will be classified as a component of selling, general and administrative expenses; wholesale sales returns reserves, estimated chargebacks and markdowns, and other provisions for customer refunds will be presented as accrued liabilities rather than netted within accounts receivable; and the estimated cost of inventory associated with sales returns reserves will be presented within other current assets rather than inventories. The Company expects the timing of revenue recognition

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

for its significant revenue streams to remain substantially unchanged, with no material impact to net sales. The Company will continue its assessments as it finalizes the evaluation of any changes to existing processes, accounting policies and disclosures.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, an update to its accounting guidance related to the recognition and measurement of certain financial instruments. This standard requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and also updates certain presentation and disclosure requirements. This standard is effective beginning in the first quarter of 2018 with early adoption permitted. The adoption of ASU 2016-01 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for most leases previously classified as operating leases. This standard is effective beginning in the first quarter of 2019, with early adoption permitted. The Company is evaluating the impact of this guidance and expects the adoption will result in a material increase in the assets and liabilities on the Company's consolidated balance sheets and is not expected to have a material impact on the Company's consolidated statements of operations.
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
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax effects of an intra-entity transfer of an asset, other than inventory, when the transfer occurs, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. This standard is effective beginning in the first quarter of 2018, and the Company plans to apply the required modified retrospective approach with a cumulative-effect adjustment to retained earnings of certain previously deferred tax benefits. The Company anticipates the adoption of this standard will result in increased volatility in its future effective income tax rate.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under this guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This standard is effective beginning in the first quarter of 2019, with early adoption permitted. The Company is evaluating the impact and expects the adoption of ASU 2017-04 to affect the amount and timing of future goodwill impairment charges, if any.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which simplifies the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The Company expects to early adopt the standard utilizing the required modified retrospective transition method on January 1, 2018. The adoption of ASU 2017-12 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
NOTE 3—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources Limited ("Swire") to support the development and operation of the Company's business in China. The accounts of the joint venture are included in the condensed consolidated financial statements. Swire's share of net income from the joint venture is included in net income attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30,

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

2017 and 2016. The 40% non-controlling equity interest in this entity is included in total equity as non-controlling interest in the Condensed Consolidated Balance Sheets as of September 30, 2017 and 2016, and December 31, 2016.
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the nine months ended September 30, 2017 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2016	$1,560,820	$20,691	$1,581,511
Net income	112,195	6,476	118,671
Other comprehensive income (loss), net of tax:
Derivative holding losses	(15,993)	(375)	(16,368)
Foreign currency translation adjustments	24,681	2,336	27,017
Cash dividends ($0.54 per share)	(37,617)	—	(37,617)
Issuance of common stock under employee stock plans, net	12,471	—	12,471
Stock-based compensation expense	8,277	—	8,277
Repurchase of common stock	(35,542)	—	(35,542)
Balance at September 30, 2017	$1,629,292	$29,128	$1,658,420
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Intangible Assets
The following table summarizes the Company's identifiable intangible assets (in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(10,319)	(9,321)	(8,989)
Customer relationships	(12,000)	(9,860)	(8,906)
Total accumulated amortization	(22,319)	(19,181)	(17,895)
Net carrying amount	14,879	18,017	19,303
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$130,300	$133,438	$134,724
Amortization expense for intangible assets subject to amortization was $745,000 and $1,287,000 for the three months ended September 30, 2017 and 2016, respectively, and was $3,138,000 and $3,860,000 for the nine months ended September 30, 2017 and 2016, respectively.
Annual amortization expense is estimated to be as follows for the years 2017-2021 (in thousands):

2017	$3,883
2018	2,980
2019	2,980
2020	2,537
2021	1,650
NOTE 5—PRODUCT WARRANTY
Some of the Company's products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company's history of warranty repairs, replacements and refunds and is recorded in cost of sales. The warranty reserve is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$11,213	$11,653	$11,455	$11,487
Provision for warranty claims	1,373	922	3,304	3,360
Warranty claims	(877)	(462)	(3,365)	(2,894)
Other	108	76	423	236
Balance at end of period	$11,817	$12,189	$11,817	$12,189

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
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$834	$1,008	$2,843	$2,989
Restricted stock units	1,724	1,993	5,434	5,465
Total	$2,558	$3,001	$8,277	$8,454
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
The following table presents the weighted average assumptions for stock options granted in the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected option term	4.35 years	4.37 years	4.54 years	4.63 years
Expected stock price volatility	28.79%	29.34%	28.91%	29.80%
Risk-free interest rate	1.68%	0.94%	1.72%	1.17%
Expected annual dividend yield	1.23%	1.17%	1.30%	1.20%
Weighted average grant date fair value	$13.47	$13.12	$13.03	$13.38
During the nine months ended September 30, 2017 and 2016, the Company granted a total of 528,477 and 428,500 stock options, respectively. At September 30, 2017, unrecognized costs related to outstanding stock options totaled approximately $7,927,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at September 30, 2017 are expected to be recognized over a weighted average period of 2.56 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, expected annual dividend yield and closing price of the Company's common stock on the date of grant.
 The following table presents the weighted average assumptions for restricted stock units granted in the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Vesting period	4.03 years	4.01 years	3.87 years	3.83 years
Expected annual dividend yield	1.23%	1.17%	1.30%	1.16%
Estimated average grant date fair value per restricted stock unit	$55.61	$55.43	$52.65	$55.94
During the nine months ended September 30, 2017 and 2016, the Company granted 255,032 and 190,119 restricted stock units, respectively. At September 30, 2017, unrecognized costs related to outstanding restricted stock units totaled approximately $15,852,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

related vesting period using the straight-line attribution method. These unrecognized costs at September 30, 2017 are expected to be recognized over a weighted average period of 2.47 years.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of applicable taxes, reported on the Company's Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the three months ended September 30, 2017 (in thousands):

	Unrealized losses on available-for-sale securities	Unrealized holding losses on derivative transactions	Foreign currency translation adjustments	Total
Balance at June 30, 2017	$(4)	$(794)	$(12,498)	$(13,296)
Other comprehensive income (loss) before reclassifications	—	(7,391)	7,793	402
Amounts reclassified from other comprehensive income	—	(1,035)	—	(1,035)
Net other comprehensive income (loss) during the period	—	(8,426)	7,793	(633)
Balance at September 30, 2017	$(4)	$(9,220)	$(4,705)	$(13,929)
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
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the nine months ended September 30, 2017 (in thousands):

	Unrealized losses on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2016	$(4)	$6,773	$(29,386)	$(22,617)
Other comprehensive income (loss) before reclassifications	—	(14,366)	24,681	10,315
Amounts reclassified from other comprehensive income	—	(1,627)	—	(1,627)
Net other comprehensive income (loss) during the period	—	(15,993)	24,681	8,688
Balance at September 30, 2017	$(4)	$(9,220)	$(4,705)	$(13,929)

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the nine months ended September 30, 2016 (in thousands):

	Unrealized losses on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2015	$(2)	$6,087	$(26,921)	$(20,836)
Other comprehensive income (loss) before reclassifications	(2)	(8,244)	22,982	14,736
Amounts reclassified from other comprehensive income	—	(834)	—	(834)
Net other comprehensive income (loss) during the period	(2)	(9,078)	22,982	13,902
Balance at September 30, 2016	$(4)	$(2,991)	$(3,939)	$(6,934)
NOTE 8—EARNINGS PER SHARE
Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average shares of common stock outstanding, used in computing basic earnings per share	69,815	69,761	69,698	69,632
Effect of dilutive stock options and restricted stock units	574	869	692	954
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,389	70,630	70,390	70,586
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$1.26	$1.20	$1.61	$1.54
Diluted	$1.25	$1.18	$1.59	$1.52

Stock options and service-based restricted stock units representing 931,524 and 575,541 shares of common stock for the three months ended September 30, 2017 and 2016, respectively and 887,508 and 506,437 shares of common stock for the nine months ended September 30, 2017 and 2016, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 36,589 and 71,243 shares of common stock for the three months ended September 30, 2017 and 2016, respectively, and 43,292 and 68,897 shares of common stock for the nine months ended September 30, 2017 and 2016, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

Common Stock Repurchase Plan
Since the inception of the Company's stock repurchase plan in 2004 through September 30, 2017, the Company's Board of Directors has authorized the repurchase of $700,000,000 of the Company's common stock. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of September 30, 2017, the Company had repurchased 21,658,035 shares under this program at an aggregate purchase price of approximately $562,064,000. During the nine months ended September 30, 2017, the Company repurchased 665,095 shares of the Company's common stock at an aggregate purchase price of $35,542,000. During the nine months ended September 30, 2016, the Company did not repurchase any shares of the Company's common stock.

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
The geographic distribution of the Company's net sales and income from operations are summarized in the following table (in thousands) for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales to unrelated entities:
United States	$455,970	$484,758	$1,027,350	$1,049,779
LAAP	122,996	112,718	320,807	301,777
EMEA	87,522	73,062	210,248	183,436
Canada	80,879	75,176	131,659	124,603
	$747,367	$745,714	$1,690,064	$1,659,595
Segment income from operations:
United States	$117,901	$138,682	$202,857	$226,661
LAAP	21,583	17,698	44,894	37,196
EMEA	10,212	6,599	11,688	7,963
Canada	18,971	13,548	22,235	14,234
Total segment income from operations	168,667	176,527	281,674	286,054
Unallocated corporate expenses	(45,780)	(52,897)	(128,067)	(129,945)
Interest income, net	1,035	393	3,240	1,576
Interest expense on note payable to related party	—	(253)	(429)	(779)
Other non-operating income (expense)	(104)	(620)	203	(736)
Income before income taxes	$123,818	$123,150	$156,621	$156,170
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. The Company's prAna subsidiary uses U.S. dollars as its functional currency and is exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward and option contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points is excluded from the determination of hedge effectiveness and included in current period cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales. For option contracts, the change in fair value attributable to changes in time value are excluded from the assessment of hedge effectiveness and included in current period cost of sales. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2017 and 2016.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	September 30, 2017	December 31, 2016	September 30, 2016
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$390,500	$206,000	$204,000
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	181,045	184,940	189,159
At September 30, 2017, approximately $8,670,000 of deferred net losses on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At September 30, 2017, the Company's derivative contracts had a remaining maturity of less than two years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $3,000,000 at September 30, 2017. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	September 30, 2017	December 31, 2016	September 30, 2016
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$1,930	$9,805	$1,880
Currency forward contracts	Other non-current assets	509	1,969	344
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	10,152	106	3,295
Currency forward contracts	Other long-term liabilities	3,048	—	559
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	959	1,361	99
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	407	180	850

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the statement of operations effect and classification of derivative instruments (in thousands):

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive income or loss, net of tax	—	$(7,535)	$(266)	$(14,510)	$(8,191)
Gain (loss) reclassified from accumulated other comprehensive income or loss to income for the effective portion	Net sales	—	(46)	144	115
Gain (loss) reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	1,549	(784)	2,500	821
Loss reclassified from accumulated other comprehensive income or loss to income as a result of cash flow hedge discontinuance	Cost of sales	—	—	—	(81)
Loss reclassified from accumulated other comprehensive income or loss to income as a result of cash flow hedge discontinuance	Other non-operating expense	(178)	—	(178)	—
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	—	(4)	5	1
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	1,203	143	2,489	1,105
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	Other non-operating expense	(634)	(444)	(4,045)	(3,885)
NOTE 11—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories, and equipment. At September 30, 2017, inventory purchase obligations were $300,430,000.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Level 2 — inputs, other than the quoted market prices in active markets, that are observable, either directly or indirectly; or observable market prices in markets with insufficient volume or infrequent transactions; and
Level 3 — unobservable inputs for which there is little or no market data available, that require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$236,909	$—	$—	$236,909
Time deposits	52,719	—	—	52,719
U.S. Government-backed municipal bonds	—	3,072	—	3,072
Available-for-sale short-term investments (1):
U.S. Government-backed municipal bonds	—	16,828	—	16,828
Other short-term investments:
Mutual fund shares	1,641	—	—	1,641
Other current assets:
Derivative financial instruments (Note 10)	—	2,889	—	2,889
Other non-current assets:
Derivative financial instruments (Note 10)	—	509	—	509
Mutual fund shares	8,772	—	—	8,772
Total assets measured at fair value	$300,041	$23,298	$—	$323,339
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 10)	$—	$10,559	$—	$10,559
Other long-term liabilities:
Derivative financial instruments (Note 10)	—	3,048	—	3,048
Total liabilities measured at fair value	$—	$13,607	$—	$13,607
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$299,769	$—	$—	$299,769
Time deposits	73,127	—	—	73,127
Other short-term investments:
Mutual fund shares	472	—	—	472
Other current assets:
Derivative financial instruments (Note 10)	—	11,166	—	11,166
Other non-current assets:
Derivative financial instruments (Note 10)	—	1,969	—	1,969
Mutual fund shares	8,411	—	—	8,411
Total assets measured at fair value	$381,779	$13,135	$—	$394,914
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 10)	$—	$286	$—	$286
Total liabilities measured at fair value	$—	$286	$—	$286
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 are as follows (in

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$96,994	$—	$—	$96,994
Time deposits	42,248	—	—	42,248
Other short-term investments:
Mutual funds shares	467	—	—	467
Other current assets:
Derivative financial instruments (Note 10)	—	1,979	—	1,979
Other non-current assets:
Derivative financial instruments (Note 10)	—	344	—	344
Mutual fund shares	8,245	—	—	8,245
Total assets measured at fair value	$147,954	$2,323	$—	$150,277
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 10)	$—	$4,145	$—	$4,145
Other long-term liabilities
Derivative financial instruments (Note 10)	—	559	—	559
Total liabilities measured at fair value	$—	$4,704	$—	$4,704

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
Non-recurring Fair Value Measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2017, December 31, 2016 or September 30, 2016.
NOTE 13—RELATED PARTY TRANSACTIONS
The Company owns a 60% controlling interest in a joint venture formed with Swire, which is a related party. The joint venture arrangement involves Transition Services Agreements ("TSAs") with Swire, under which Swire provides administrative and information technology services to the joint venture. The Company continues to reduce its costs under the TSAs as it internalizes the back-office functions and related personnel, including the transition of the joint venture's systems to the Company's platform in the second quarter of 2017. The joint venture incurred service fees, valued under the TSAs at Swire's cost, of $90,000 and $765,000 during the three months ended September 30, 2017 and 2016, respectively and $935,000 and $2,660,000 during the nine months ended September 30, 2017 and 2016, respectively. These fees are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. In addition, the joint venture pays Swire sourcing fees related to the purchase of certain inventory. These sourcing fees are capitalized into inventories and charged to cost of sales as the inventories are sold. The Company incurred sourcing fees of $6,000 for the three months ended September 30, 2017. The Company did not incur these sourcing fees for the three months ended September 30, 2016. The Company incurred sourcing fees of $11,000 and $61,000, for the nine months ended September 30, 2017 and 2016, respectively.
In 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as a note payable to related party in the Condensed Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016. In June 2017, the Company repaid these loans, including the note with Swire in the principal amount of RMB 97,600,000 (USD 14,236,000), and as such, the balance on the Condensed Consolidated Balance Sheets is zero at September 30, 2017. The Company did not incur interest expense related to this note for the three months ended

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

September 30, 2017. Interest expense related to this note was $253,000 for the three months ended September 30, 2016, and $429,000 and $779,000 for the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017 and 2016, and December 31, 2016, net payables to Swire for service fees, interest expense and miscellaneous expenses totaled $87,000, $948,000 and $707,000, respectively, and were included in accounts payable in the Condensed Consolidated Balance Sheets.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's standard third-party distributor terms and pricing.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, profitability and the effect of specified factors on profitability for 2017, expenses, sourcing costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, investments in and implementation of our information technology systems, our operating model assessment, referred to as Project CONNECT, intellectual property disputes, our direct-to-consumer channels, and other capital expenditures, including planned store additions, access to raw materials and factory capacity, financing and working capital requirements and resources, income tax rates and pre-tax income, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
Our Business
As one of the largest outdoor and active lifestyle apparel and footwear companies in the world, we design, source, market, and distribute outdoor and active lifestyle apparel, footwear, accessories, and equipment primarily under the Columbia, SOREL, prAna, and Mountain Hardwear brands. Our products are sold through a mix of wholesale distribution channels, our own direct-to-consumer channels and independent international distributors. In addition, we license some of our trademarks across a range of apparel, footwear, accessories, and equipment.
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

•	Difficult economic and competitive environments in certain key markets within our Latin America and Asia Pacific ("LAAP") region, in particular, Korea;

•	Continued sales growth and profitability contributed by our EMEA region, particularly our European wholesale and direct-to-consumer businesses;

•	The effects of changes in foreign currency exchange rates on sales, gross margin, operating income, and net income;

•	A reduction in the rate of net sales growth of our prAna business;

•	Performance of our Mountain Hardwear business as we work to re-invigorate that brand in the marketplace; and

•	The financial impact of activities associated with and resulting from Project CONNECT.
These factors and others may have a material effect on our financial condition, results of operations or cash flows, particularly with respect to quarterly comparisons.
During the second quarter of 2017, we commenced an initiative to invest in a global retail platform ("GRP"), which encompasses the IT systems infrastructure to support the growth and expansion of our direct-to-consumer businesses. The objective of this initiative is to deliver an improved consumer experience and to modernize and standardize our processes and systems to enable us to better anticipate and deliver against the needs of our consumers. This GRP initiative is currently in the design phase with planned regional implementations beginning in the first half of 2019.
In addition, we are continuing to invest in our ongoing multi-year global enterprise resource planning ("ERP") implementation, which has been executed in the majority of our operations to date. During the second quarter of 2017, we implemented the ERP system in our China joint venture and plan to transition our European wholesale and direct-to-consumer businesses onto the system in mid-2018.
During the first quarter of 2017, we commenced a thorough assessment of our operating model, referred to as Project CONNECT, to ensure that the business is aligned and organized to successfully execute our strategic plan. We completed the operational assessment phase earlier this year, which resulted in modifications to the company’s operating model and executive organization structure to align with our strategies in being a brand-led and consumer focused organization. During the third quarter, additional analysis was conducted to begin implementing operational improvements throughout the business, which are intended to streamline and improve the effectiveness of certain processes leading to sales growth, gross margin enhancement and selling, general and administrative ("SG&A") expense efficiency. As these anticipated improvements are implemented over the next two to three years and with the goal of continuing to drive sustainable and profitable growth, we intend to reallocate resources to strategic priorities including incremental demand creation spending and other investments to drive growth across our distribution channels. We anticipate providing further updates as the project progresses.
We remain focused on driving sustainable and profitable sales growth by providing innovative, stylish products at accessible prices through effective sales channels, nurturing stronger emotional connections with consumers through compelling marketing communications, transforming our global supply chain and information technology platforms, and effectively managing inventory and other working capital assets.
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
Highlights of the Third Quarter of 2017

•	Net sales for the third quarter of 2017 increased $1.7 million, or less than 1%, to $747.4 million from $745.7 million for the third quarter of 2016.

•
Net income attributable to Columbia Sportswear Company increased $4.1 million, or 5%, for the third quarter of 2017 to $87.7 million, or $1.25 per diluted share, including program expenses and discrete costs of approximately $2.1 million net of tax, or $0.03 per diluted share, related to Project CONNECT, compared to net income of $83.6 million, or $1.18 per diluted share, for the third quarter of 2016.

•	We paid a quarterly cash dividend of $0.18 per share, or $12.6 million, in the third quarter of 2017.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.3	53.6	53.3	53.4
Gross profit	46.7	46.4	46.7	46.6
Selling, general and administrative expenses	30.8	30.1	38.1	37.5
Net licensing income	0.5	0.3	0.5	0.3
Income from operations	16.4	16.6	9.1	9.4
Interest income, net	0.2	—	0.2	0.1
Interest expense on note payable to related party	—	—	—	(0.1)
Other non-operating income (expense)	—	(0.1)	—	—
Income before income tax	16.6	16.5	9.3	9.4
Income tax expense	(4.4)	(4.9)	(2.3)	(2.6)
Net income	12.2	11.6	7.0	6.8
Net income attributable to non-controlling interest	0.5	0.4	0.4	0.3
Net income attributable to Columbia Sportswear Company	11.7%	11.2%	6.6%	6.5%
Quarter Ended September 30, 2017 Compared to Quarter Ended September 30, 2016
Net Sales: Consolidated net sales increased $1.7 million, or less than one percent, to $747.4 million for the third quarter of 2017 from $745.7 million for the comparable period in 2016.

Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017(1)	2016	% Change	% Change(1)
	(In millions, except for percentage changes)
United States	$456.0	$—	$456.0	$484.8	(6)%	(6)%
LAAP	123.0	2.6	125.6	112.7	9%	11%
EMEA	87.5	(3.4)	84.1	73.0	20%	15%
Canada	80.9	(2.6)	78.3	75.2	8%	4%
	$747.4	$(3.4)	$744.0	$745.7	—%	—%
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
Net sales in the United States decreased $28.8 million, or 6%, to $456.0 million for the third quarter of 2017 from $484.8 million for the comparable period in 2016. The U.S. net sales decrease consisted of a decrease in net sales in our wholesale business across all brands, partially offset by a net sales increase in our direct-to-consumer business. The net sales decrease in our wholesale business resulted primarily from a shift in the timing of shipments of reduced wholesale advance orders from the third quarter into the fourth quarter of 2017 and the comparative effects of sales to U.S. wholesale customers who have gone through bankruptcies, liquidations and store closures. The net sales increase in our direct-to-consumer business was led by increased net sales from our retail stores, followed by increased e-commerce net sales. At September 30, 2017, we operated 127 retail stores, compared with 115 retail stores at September 30, 2016.
Net sales in the LAAP region increased $10.3 million, or 9% (11% constant-currency), to $123.0 million for the third quarter of 2017 from $112.7 million for the comparable period in 2016. The net sales increase in the LAAP region was concentrated in the Columbia brand and was driven by net sales increases in our LAAP distributor business, China and Korea, partially offset by a net sales decrease in Japan. The net sales increase in our LAAP distributor business was driven by a shift in timing of shipments of increased fall 2017 advance orders from the second quarter of 2017 into the third quarter of 2017. The net sales increase in China primarily reflected increased digital wholesale and e-commerce net sales. The increase in net sales in Korea was driven by the opening of additional wholesale accounts, partially offset by a decrease in direct-to-consumer net sales reflecting continued business weakness amid the promotional nature of the outdoor sector in that country. These increases were partially offset by a net sales decrease in Japan, which was negatively affected by changes in foreign currency exchange rates.
Net sales in the EMEA region increased $14.5 million, or 20% (15% constant-currency), to $87.5 million for the third quarter of 2017 from $73.0 million for the comparable period in 2016. The net sales increase in the EMEA region was concentrated in the Columbia and SOREL brands, and was led by our European wholesale and direct-to-consumer businesses, followed by increased net sales to our EMEA distributors. The net sales increase in our European wholesale and direct-to-consumer businesses was driven by increased fall 2017 advance wholesale orders and increased retail store and e-commerce net sales. The net sales increase to our EMEA distributors was driven by increased fall 2017 advance order shipments to our Russian distributor.
Net sales in Canada increased $5.7 million, or 8% (4% constant-currency), to $80.9 million for the third quarter of 2017 from $75.2 million for the comparable period in 2016. The increase in net sales in Canada was driven by a net sales increase in the Columbia brand, followed by the SOREL brand, and was positively affected by changes in foreign currency exchange rates.

Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017	2016	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$598.3	$(2.0)	$596.3	$587.3	2%	2%
SOREL	81.7	(1.3)	80.4	87.6	(7)%	(8)%
prAna	36.8	—	36.8	38.1	(3)%	(3)%
Mountain Hardwear	29.4	—	29.4	30.5	(4)%	(4)%
Other	1.2	(0.1)	1.1	2.2	(45)%	(50)%
	$747.4	$(3.4)	$744.0	$745.7	—%	—%
Columbia brand net sales increased $11.0 million, or 2%, to $598.3 million for the third quarter of 2017 from $587.3 million for the comparable period in 2016. The net sales increase in the Columbia brand was led by net sales increases in the U.S. direct-to-consumer business and the EMEA and LAAP regions, partially offset by a net sales decrease due to a shift in the timing of shipments from the third quarter of 2017 into the fourth quarter of 2017 of reduced U.S. wholesale advance orders.
SOREL brand net sales decreased $5.9 million, or 7% (8% constant currency), to $81.7 million for the third quarter of 2017 from $87.6 million for the comparable period in 2016, driven by decreased net sales in the U.S. wholesale business due to a shift in the timing of slightly lower fall 2017 advance wholesale order shipments from the third quarter of 2017 into the fourth quarter of 2017, partially offset by a net sales increase in the EMEA region that reflected increased fall 2017 wholesale advance orders.
prAna brand net sales decreased $1.3 million, or 3%, to $36.8 million for the third quarter of 2017 from $38.1 million for the comparable period in 2016, driven by decreased net sales in the U.S. wholesale business, partially offset by a net sales increase in the U.S. direct-to-consumer business.
Mountain Hardwear brand net sales decreased $1.1 million, or 4%, to $29.4 million for the third quarter of 2017 from $30.5 million for the comparable period in 2016, led by decreased net sales in the U.S. wholesale business, partially offset by net a sales increase in the U.S. direct-to-consumer business.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017	2016	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$580.0	$(1.6)	$578.4	$574.1	1%	1%
Footwear	167.4	(1.8)	165.6	171.6	(2)%	(3)%
	$747.4	$(3.4)	$744.0	$745.7	—%	—%
Net sales of apparel, accessories and equipment increased $5.9 million, or 1%, to $580.0 million for the third quarter of 2017 from $574.1 million for the comparable period in 2016. The apparel, accessories and equipment net sales increase was led by the Columbia brand, partially offset by a net sales decrease in the prAna and Mountain Hardwear brands. The apparel, accessories and equipment net sales increase was led by the EMEA and LAAP regions and Canada, partially offset by a net sales decrease in the United States.
Net sales of footwear decreased $4.2 million, or 2% (3% constant-currency), to $167.4 million for the third quarter of 2017 from $171.6 million for the comparable period in 2016. The decrease in footwear net sales consisted of a net sales decrease in the

SOREL brand, partially offset by a net sales increase in the Columbia brand. The footwear net sales decrease was driven by a net sales decrease in the United States, partially offset by a net sales increase in the EMEA region.
Gross Profit: Gross profit, as a percentage of net sales, increased to 46.7% for the third quarter of 2017, from 46.4% for the comparable period in 2016. Gross profit expansion was primarily due to:

•	A favorable sourcing environment for fall 2017 production; and

•	Favorable foreign currency hedge rates in Japan, Canada and Europe;
partially offset by:

•
Unfavorable changes in sales channel mix with a higher proportion of net sales to international distributors, which generally carry lower gross margins, and a lower proportion of wholesale net sales, which generally carry higher gross margins.

Our gross profit and selling, general and administrative expenses as a percentage of sales may not be comparable to that of other companies in our industry because some include costs related to both their distribution network and retail store occupancy in cost of sales while we, like many others, include these expenses as a component of selling, general and administrative expense.

Selling, General and Administrative Expense: SG&A expense includes all costs associated with design, merchandising, marketing, distribution, store occupancy, and corporate functions, including related depreciation and amortization.

SG&A expense increased $5.9 million, or 3%, to $230.4 million, or 30.8% of net sales, for the third quarter of 2017, including program expenses and discrete costs of approximately $3.3 million related to Project CONNECT, from $224.5 million, or 30.1% of net sales, for the comparable period in 2016. The SG&A expense increase was primarily due to:

•	Increased costs to support our expanding global direct-to-consumer businesses; and

•	Increased costs related to Project CONNECT;
partially offset by:

•	A shift in the timing of demand-creation expenses from the third quarter into the fourth quarter of 2017.

Depreciation and amortization included in SG&A expense totaled $14.5 million for the third quarter of 2017, compared to $14.8 million for the same period in 2016.
Income Tax Expense: Income tax expense decreased to $32.7 million for the third quarter of 2017 from $36.6 million for the comparable period in 2016. Our effective income tax rate was 26.4% for the third quarter of 2017, compared to 29.7% for the same period in 2016. The decrease in our effective tax rate was primarily the result of generating a higher proportion of taxable income in international locations, where income tax rates are generally lower than in the United States.
Net Income Attributable to Columbia Sportswear Company: Net income increased $4.1 million, or 5%, to $87.7 million, or $1.25 per diluted share, for the third quarter of 2017, including program expenses and discrete costs of approximately $2.1 million net of tax, or $0.03 per diluted share, related to Project CONNECT, compared with $83.6 million, or $1.18 per diluted share, for the comparable period in 2016.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Net Sales: Consolidated net sales increased $30.5 million, or 2%, to $1,690.1 million for the nine months ended September 30, 2017 from $1,659.6 million for the comparable period in 2016.

Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017	2016	% Change	% Change
	(In millions, except for percentage changes)
United States	$1,027.4	$—	$1,027.4	$1,049.8	(2)%	(2)%
LAAP	320.8	4.9	325.7	301.8	6%	8%
EMEA	210.2	(1.4)	208.8	183.4	15%	14%
Canada	131.7	(3.5)	128.2	124.6	6%	3%
	$1,690.1	$—	$1,690.1	$1,659.6	2%	2%
Net sales in the United States decreased $22.4 million, or 2%, to $1,027.4 million for the nine months ended September 30, 2017 from $1,049.8 million for the comparable period in 2016. The United States net sales decrease consisted of a decrease in net sales in our wholesale business across all brands, partially offset by a net sales increase in our direct-to-consumer business. The net sales decrease in our wholesale business resulted from a shift in the timing of shipments of reduced wholesale advance orders from the third quarter into the fourth quarter of 2017 and the comparative effects of sales to U.S. wholesale customers who have gone through bankruptcies, liquidations and store closures. The net sales increase in our direct-to-consumer business was led by increased net sales from our retail stores, followed by increased e-commerce net sales.
Net sales in the LAAP region increased $19.0 million, or 6% (8% in constant-currency), to $320.8 million for the nine months ended September 30, 2017 from $301.8 million for the comparable period in 2016. The net sales increase in the LAAP region was concentrated in the Columbia brand and was led by our LAAP distributor business and China. The net sales increase in our LAAP distributor business was driven by a shift in the timing of shipments of increased spring 2017 advance orders from the fourth quarter of 2016 into the first quarter of 2017, and increased net sales from fall 2017 advance orders. The net sales increase in China primarily reflected increased digital wholesale and e-commerce net sales.
Net sales in the EMEA region increased $26.8 million, or 15% (14% constant-currency), to $210.2 million for the nine months ended September 30, 2017 from $183.4 million for the comparable period in 2016. The EMEA net sales increase consisted of net sales increases in the Columbia and SOREL brands and was led by our European wholesale and direct-to-consumer businesses, followed by increased net sales to our EMEA distributors. The net sales increase in our European wholesale and direct-to-consumer businesses was driven by increased fall and spring 2017 advance wholesale orders and increased retail store and e-commerce net sales. The net sales increase to our EMEA distributors was driven by increased fall 2017 advance orders, partially offset by the effects of a shift in timing of shipments of spring 2017 advance orders from the first quarter of 2017 into the fourth quarter of 2016.
Net sales in Canada increased $7.1 million, or 6% (3% constant-currency), to $131.7 million for the nine months ended September 30, 2017 from $124.6 million for the comparable period in 2016. The net sales increase in Canada was concentrated in the Columbia brand, followed by the SOREL and prAna brands.

Sales by Brand
Net sales by brand are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017	2016	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$1,387.9	$1.4	$1,389.3	$1,357.8	2%	2%
SOREL	114.9	(1.3)	113.6	109.2	5%	4%
prAna	110.5	—	110.5	111.7	(1)%	(1)%
Mountain Hardwear	73.2	(0.1)	73.1	72.7	1%	1%
Other	3.6	—	3.6	8.2	(56)%	(56)%
	$1,690.1	$—	$1,690.1	$1,659.6	2%	2%
Columbia brand net sales increased $30.1 million, or 2%, to $1,387.9 million, led by increased net sales in the U.S. direct-to-consumer channel, the EMEA and LAAP regions and Canada, partially offset by lower U.S. wholesale net sales.
SOREL brand net sales increased $5.7 million, or 5% (4% constant currency), to $114.9 million, driven by increased net sales in the EMEA region and Canada, partially offset by lower U.S. wholesale net sales.
prAna brand net sales decreased $1.2 million, or 1%, to $110.5 million, driven by decreased net sales from the U.S. wholesale business and the EMEA region, partially offset by a net sales increase in the U.S. direct-to-consumer business.
Mountain Hardwear brand net sales increased $0.5 million, or 1%, to $73.2 million, driven by increased net sales in the U.S. direct-to-consumer business, largely offset by decreased U.S. wholesale net sales.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017	2016	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$1,349.7	$0.2	$1,349.9	$1,329.6	2%	2%
Footwear	340.4	(0.2)	340.2	330.0	3%	3%
	$1,690.1	$—	$1,690.1	$1,659.6	2%	2%
Net sales of apparel, accessories and equipment increased $20.1 million, or 2%, to $1,349.7 million for the nine months ended September 30, 2017 from $1,329.6 million for the comparable period in 2016. The apparel, accessories and equipment net sales increase was primarily driven by a net sales increase in the Columbia brand and was led by the LAAP and EMEA regions, followed by Canada, partially offset by a net sales decrease in the U.S.
Net sales of footwear increased $10.4 million, or 3%, to $340.4 million for the nine months ended September 30, 2017 from $330.0 million for the comparable period in 2016. The increase in footwear net sales was driven by a net sales increase in the Columbia and SOREL brands and was led by a net sales increase in the EMEA region, followed by the LAAP region and Canada, partially offset by a net sales decrease in the U.S.
Gross Profit: Gross profit, as a percentage of net sales, was 46.7% for the nine months ended September 30, 2017, compared to 46.6% for the same period in 2016. Gross profit expansion was primarily due to:

•	A favorable sourcing environment; and

•	Favorable foreign currency hedge rates in Japan, Canada and Europe;

partially offset by:

•	Increased promotional activity in the U.S. during the first quarter in order to liquidate aged inventory primarily through our outlet stores.

Selling, General and Administrative Expense: SG&A expense increased $21.0 million, or 3%, to $643.9 million, or 38.1% of net sales, for the nine months ended September 30, 2017, including approximately $8.6 million of program expenses and discrete costs related to Project CONNECT, from $622.8 million, or 37.5% of net sales, for the comparable period in 2016. The SG&A expense increase was primarily due to:

•	Increased costs to support our expanding global direct-to-consumer businesses;

•	Increased costs related to Project CONNECT; and

•	Increased personnel related expenses;
partially offset by:

•	A shift in the timing of demand-creation expenses from the third quarter into the fourth quarter of 2017.

Depreciation and amortization included in SG&A expense totaled $44.0 million for the nine months ended September 30, 2017, compared to $43.8 million for the same period in 2016.
Income Tax Expense: Income tax expense decreased to $38.0 million for the nine months ended September 30, 2017 from $43.3 million for the comparable period in 2016. Our effective income tax rate was 24.2% for the nine months ended September 30, 2017, compared to 27.7% for the same period in 2016. The decrease in our effective tax rate was primarily the result of generating a higher proportion of taxable income in international locations, where income tax rates are generally lower than in the United States.
Net Income Attributable to Columbia Sportswear Company: Net income increased $5.0 million, or 5%, to $112.2 million, or $1.59 per diluted share, for the nine months ended September 30, 2017, including program expenses of approximately $5.4 million net of tax, or $0.08 per diluted share, related to Project CONNECT, compared with $107.2 million, or $1.52 per diluted share, for the comparable period in 2016.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our global direct-to-consumer expansion, ongoing ERP and GRP initiatives and complementary systems implementations, general corporate needs, strategic business initiatives, and the expansion of our global operations. At September 30, 2017, we had total cash and cash equivalents of $411.8 million, compared to $551.4 million at December 31, 2016 and $219.2 million at September 30, 2016. In addition, we had short-term investments of $18.5 million at September 30, 2017, compared to $0.5 million at December 31, 2016 and $0.5 million at September 30, 2016. At September 30, 2017, approximately 68% of our cash and short-term investments were held by foreign subsidiaries, from which repatriation of those funds to the United States would likely result in a significant tax expense for us. Based on the capital and liquidity needs of our foreign operations, as well as the status of current United States tax law, we intend to indefinitely reinvest these funds outside the United States. In addition, our United States operations do not require the repatriation of these funds to meet our currently projected liquidity needs.
Net cash used in operating activities was $12.4 million for the nine months ended September 30, 2017, compared to $85.2 million for the same period in 2016. The decrease in cash used in operating activities was primarily driven by changes in inventory and accounts payable balances reflecting later receipt of fall 2017 inventory, partially offset by a higher increase in accounts receivable during the nine months ended September 30, 2017 compared to the same period in 2016.
Net cash used in investing activities was $59.4 million for the nine months ended September 30, 2017, compared to $35.5 million for the comparable period in 2016. For the 2017 period, cash used in investing activities primarily consisted of $41.8 million for capital expenditures and $17.8 million of net purchases of short-term investments. For the same period in 2016, net cash used in investing activities primarily consisted of $35.6 million for capital expenditures.
Net cash used in financing activities was $74.9 million for the nine months ended September 30, 2017, compared to $31.6 million for the comparable period in 2016. For the 2017 period, net cash used in financing activities primarily consisted of dividend payments of $37.6 million, repurchases of common stock of $35.5 million, and payment of a related-party note payable of $14.2 million, partially offset by net proceeds from stock plan activity of $12.5 million. For the same period in 2016, net cash used in financing activities primarily consisted of dividend payments of $35.5 million and net repayments of on credit facilities of $1.9 million, partially offset by net proceeds from stock plan activity of $5.9 million.
Short-term borrowings and credit lines

We have an unsecured, committed revolving line of credit available to fund our domestic working capital requirements. Monthly variable commitments available for funding average $100.0 million over the course of a calendar year. At September 30, 2017, no balance was outstanding under this line of credit. At September 30, 2017, we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined credit limit of approximately $90.1 million at September 30, 2017, of which $3.3 million is designated as a European customs guarantee. At September 30, 2017, no amount was outstanding under these subsidiary lines of credit.
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
Critical Accounting Policies and Estimates
Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales, and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our Annual Report on Form 10-K for the year ended December 31, 2016 have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Some of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, including sales returns and claims from customers, the allowance for doubtful accounts, the provision for potential excess, slow-moving and closeout inventories, product warranty, income taxes, and stock-based compensation.
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
There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
We Face Many Challenges Executing Growth Strategies
Our business strategies aim to achieve sustainable, profitable growth by creating innovative products at competitive prices, focusing on product design, utilizing innovations to differentiate our brands from competitors, working to ensure that our products are sold through strong distribution partners capable of effectively presenting our brands to consumers, increasing the impact of consumer communications to drive demand for our brands and sell-through of our products, making sure our products are merchandised and displayed appropriately in retail environments, expanding our presence in key markets around the world, and continuing to build brand-enhancing direct-to-consumer businesses. We intend to pursue these strategies across our portfolio of brands, product categories and geographic markets. Our failure to successfully implement our business strategies, including those identified in connection with Project CONNECT, could have a material adverse effect on our financial condition, results of operations or cash flows.
To implement our business strategies, including those that may result from Project CONNECT, we must continue to modify and fund various aspects of our business, to maintain and enhance our information systems and supply chain operations to improve efficiencies and to attract, retain and manage qualified personnel. These efforts, coupled with cost containment measures, place increasing strain on management, information technology, financial, product design, marketing, distribution, supply chain, and other resources, and we may have operating difficulties as a result. For example, in support of our strategic initiatives, we are making significant investments in our business processes and information technology infrastructure that require significant management attention and corporate resources. These changes may make it increasingly difficult to pursue acquisitions or to adapt our information technology systems and business processes to integrate an acquired business. These integration challenges may also be present as we continue to fully integrate operations of prAna, which we acquired in May 2014. These business initiatives involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.
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
We Rely on Our Highly Customized Information Management Systems
Our business is increasingly reliant on information technology. Information systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication among employees, with our subsidiaries and liaison offices overseas and with our customers and retail stores. We also rely on our information systems to allocate resources, pay vendors, collect from customers, manage product data, develop demand and supply plans, forecast and report operating results, and meet regulatory requirements.
Our legacy ERP, product development, retail point-of-sale and other systems, on which we continue to manage a substantial portion of our business activities, are highly customized. As a result, the availability of internal and external resources with the expertise to maintain these systems is limited. Our legacy systems may not support desired functionality for our operations and may inhibit our ability to operate efficiently, which could have an adverse effect on our financial condition, results of operations or cash flows. As we continue to transition from our legacy ERP and supporting systems to our new ERP and supporting systems, certain functionality and information from our legacy systems, including that of third party systems that interface with our legacy systems, may not be fully compatible with the new systems. As a result, temporary processes or solutions may be required, including manual operations, which could significantly increase the risk of loss or corruption of data and information used by the business or result in business disruptions, which could have a material adverse effect on our financial condition, results of operations or cash flows.
A Breach in the Security of Our Systems, Exposure of Personal or Confidential Information or Increased Government Regulation Relating to Handling of Personal Data, Could, Among Other Things, Disrupt Our Operations or Cause Us to Incur Substantial Costs
We manage and store various types of proprietary information and sensitive and confidential data relating to our business, including personally identifiable information. Our information systems are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees or third-party service providers. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. For example, in February 2017, we reported the discovery of a cybersecurity incident involving our prAna.com e-commerce website, for which a number of responsive actions were taken, including notification of potentially affected prAna customers.
In addition, any future breaches of our security measures, or the accidental loss, inadvertent disclosure or unapproved or non-compliant dissemination of proprietary information or sensitive and confidential data about us, our customers, our suppliers, or our employees, could expose us, our customers, our suppliers, our employees, or other individuals that may be affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business and could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

We Depend on Contract Manufacturers
Our products are manufactured by contract manufacturers worldwide. Although we enter into purchase order commitments with these contract manufacturers each season, we generally do not maintain long-term manufacturing commitments with them. Without long-term or reserve commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing if growth or product demand differs from our forecasts. Contract manufacturers may fail to perform as expected or our competitors may obtain production capacities that effectively limit or eliminate the availability of these resources to us. If a contract manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, we could experience supply disruptions that would hinder our ability to satisfy demand through our direct-to-consumer businesses and we may miss delivery deadlines or incur additional costs, which may cause our wholesale or distributor customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase prices, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May Be Adversely Affected by the Financial Health of Our Customers
In recent periods, sluggish economies and consumer uncertainty regarding future economic prospects in our key markets have had an adverse effect on the financial health of our customers, some of whom have reduced their store fleet, filed or may file for protection under bankruptcy laws, restructured, or ceased operations, which may in turn have a material adverse effect on our financial condition, results of operations or cash flows. We extend credit to our customers based on an assessment of the customer's financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing advance orders. In addition, we face increased risk of order reduction and cancellation and reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant wholesale customers and international independent distributors have liquidated or reorganized, while others have had financial difficulties in the past or have experienced tightened credit markets, sales declines and reduced profitability, which in turn have had an adverse effect on our business. Future customer liquidations or reorganizations could have a material adverse effect on our financial condition, results of operations or cash flows. We may choose to limit our credit risk by reducing our level of business with customers experiencing financial difficulties and may not be able to replace those revenues with other customers or through our direct-to-consumer businesses within a reasonable period, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May Be Adversely Affected by Currency Exchange Rate Fluctuations
We derive a significant portion of our net sales from markets outside the United States, comprised of sales to wholesale customers and directly to consumers by our consolidated subsidiaries in Europe, Korea, Japan, and Canada, our China joint venture, and sales to independent international distributors who operate within the EMEA and LAAP regions. Sales and related operational expenses of our foreign subsidiaries and China joint venture, as well as their respective assets and liabilities, are denominated in currencies other than the U.S. dollar and translated into U.S. dollars for periodic reporting purposes using the exchange rates in effect during each period. If the U.S. dollar strengthens against the foreign subsidiary's functional currency, translated revenues and expenses will decline on a relative basis.
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
We employ several tactics in an effort to mitigate this transactional currency risk, including the use of currency forward and option contracts. We may also implement local-currency wholesale and retail price increases in our subsidiary and joint venture markets in an effort to mitigate the effects of currency exchange rate fluctuations on inventory costs. There is no assurance that our use of currency forward and option contracts and implementation of price increases, in combination with other tactics, will succeed in fully mitigating the negative effects of adverse foreign currency exchange rate fluctuations on the cost of our finished goods in a given period or that price increases will be accepted by our wholesale customers, distributors or consumers. Our gross margins are adversely affected whenever we are not able to offset the full extent of finished goods cost increases caused by adverse fluctuations in foreign currency exchange rates.
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
We May Not Realize Returns on Our Investments in Our Direct-to-Consumer Businesses
In recent years, our direct-to-consumer businesses have grown substantially and we anticipate continued growth in the future. Accordingly, we continue to make significant investments in our online platforms and physical retail locations, including system upgrades, entering into long-term store leases, constructing leasehold improvements, purchasing fixtures and equipment, and investing in inventory and personnel. Since many of the costs of our direct-to-consumer businesses are fixed, we may be unable to reduce expenses in order to avoid losses or negative cash flows if we have insufficient sales. Our direct-to-consumer businesses are dependent upon our ability to operate in an increasingly complex and evolving marketplace and these businesses' results are highly dependent on retail traffic patterns in our physical locations and our on-line platforms where our products are sold, as well as the spending patterns of our consumers. If we are unable to effectively navigate the direct-to-consumer marketplace or anticipate consumer buying patterns, our ability to generate sales through our direct-to-consumer businesses may be adversely affected, which in turn could have a material adverse effect on our financial condition, results of operations or cash flows.
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
In some cases, we may produce quantities of product that exceed actual demand, which could result in higher inventory levels that we need to liquidate at discounted prices. During periods of unseasonable weather conditions, weak economic conditions, unfavorable currency fluctuations, or unfavorable geopolitical conditions in key markets, we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of some customers' operations. We may not be able to sell all of the products we have ordered from contract manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-

downs and the sale of excess inventory at discounted prices through our owned outlet stores or third-party liquidation channels, which could have a material adverse effect on our brand image, financial condition, results of operations, or cash flows.
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
Acquisitions Are Subject to Many Risks
From time to time, we may pursue growth through strategic acquisitions of assets or companies. Acquisitions, such as our acquisition of prAna in May 2014, are subject to many risks, including potential loss of significant customers or key personnel of the acquired business as a result of the change in ownership, difficulty integrating the operations of the acquired business or achieving targeted efficiencies, the incurrence of substantial costs and expenses related to the acquisition effort, and diversion of management's attention from other aspects of our business operations.
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

We May Not Succeed in Realizing the Anticipated Benefits of Our Joint Venture in China
Effective January 2014, our joint venture in China with Swire began operations. The joint venture, in which we hold a 60% interest, is subject to a number of risks and uncertainties. For example, because our joint venture partner has protective voting rights with respect to specified major business decisions of the joint venture, we may experience difficulty reaching agreement as to implementation of various changes to the joint venture's business. For this reason, or as a result of other factors, we may not realize the anticipated benefits of the joint venture, and our results of operations could be adversely affected.
Global Economic and Political Conditions, as well as Potential Changes in Legislation and Government Policy, May Negatively Affect Our Business
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign and domestic laws and regulations, foreign or domestic government fiscal and political crises, political and economic disputes and sanctions, changes in diverse consumer preferences, foreign currency exchange rate fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters, and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in certain markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials, and our cost of doing business.
In the past, political and economic turmoil in certain South American distributor markets have resulted in currency and import restrictions, limiting our ability to sell products in some countries in this region. Also, Russia constitutes a significant portion of our non-U.S. sales and operating income and a significant change in conditions in that market has had an adverse effect on our results of operations in the past. The United Kingdom's June 23, 2016 referendum, in which voters approved its exit from the European Union (commonly referred to as "Brexit"), has created economic uncertainty and volatility in currency exchange rates, and the potential adverse effects of changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union, and the associated effects on our European operations, are unknown. If any of these or other factors make the conduct of business in a particular country, or region, undesirable or impractical, our business may be materially and adversely affected.
In addition, the new U.S. administration has publicly supported potential trade proposals, including import tariffs, modifications to international trade policy, and other changes that may affect U.S. trade relations with other countries, any of which may require us to significantly modify our current business practices or may otherwise materially and adversely affect our business.
As we continue to operate globally and to extend our geographic scope and product categories, intellectual property disputes may increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others. In addition, many of our imported products are subject to duties, tariffs or other import limitations that affect the cost and quantity of various types of goods imported into the United States and other markets. Any country in which our products are produced or sold may eliminate, adjust or impose new import limitations, duties, anti-dumping penalties, or other charges or restrictions, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Changes in the tax laws of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. For example, changes in the tax laws of foreign jurisdictions could arise as a result of the Base Erosion and Profit Shifting (BEPS) project undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, is recommending changes to numerous long-standing tax principles. If these changes are adopted by countries, tax uncertainty could increase and may adversely affect our provision for income taxes. In addition, in the United States, a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies, and while it is not possible to accurately determine or predict at this time whether, when or to what extent new U.S. federal tax laws, regulations, interpretations, or rulings will be issued, or the overall effect of any such changes on our effective tax rate, any such changes may have a material adverse effect on our financial condition, results of operations or cash flows.

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
Retailers who are our customers often pose our most significant competitive threat by designing and marketing apparel, footwear, accessories, and equipment under their own private labels. For example, in the United States and Europe, several of our largest customers have developed significant private label brands that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advance orders with us in order to manage their own inventory levels downward during periods of unseasonable weather or weak economic cycles. As our direct-to-consumer businesses grow, we also experience direct competition from retailers that are our customers, some of which primarily operate e-commerce operations and employ aggressive pricing strategies. We also compete with other companies for the production capacity of contract manufacturers from which we source our products and for import capacity. Many of our competitors are significantly larger than we are and have substantially greater financial, distribution, marketing, and other resources, more stable manufacturing resources and greater brand strength than we have. In addition, when our competitors combine operations through mergers, acquisitions or other transactions, their competitive strengths may increase.
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
The fixed costs associated with owning, operating and maintaining these large, highly automated distribution centers during a period of economic weakness or declining sales can result in lower operating efficiencies, financial deleverage and potential impairment in the recorded value of distribution assets. This has occurred in recent years in Europe, where our distribution center is underutilized. This fixed cost structure may make it difficult for us to achieve or maintain profitability if sales volumes decline for an extended period of time and could have material adverse effects on our financial condition, results of operations or cash flows.
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
We May Be Adversely Affected by Labor Disruptions, Changes in Labor Laws and Other Labor Issues

Our business depends on our ability to source and distribute products in a timely manner. While a majority of our own operations are not subject to organized labor agreements, our relationship with our Cambrai distribution center employees is governed by French law, which includes a formal representation of employees by a Works Council and the application of a collective bargaining agreement. Labor disputes at contract manufacturers where our goods are produced, shipping ports, transportation carriers, retail stores, or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing, shipping and selling seasons. For example, work slowdowns and stoppages at ports on the west coast of the United States have, in the past, resulted in product delays and increased costs. Labor disruptions may have a material adverse effect on our business, potentially resulting in canceled orders by customers, unanticipated inventory accumulation and reduced revenues and earnings.
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
We Depend on Key Personnel
Our future success will depend in part on the continued service of key personnel and our ability to attract, retain and develop key managers, designers, sales and information technology professionals, and others. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors near our headquarters in Portland, Oregon. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our financial condition, results of operations or cash flows.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Board of Directors has authorized the repurchase of $700,000,000 of our common stock. As of September 30, 2017, we had repurchased 21,658,035 shares under this program at an aggregate purchase price of approximately $562,064,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.
We did not repurchase any equity securities during the three months ended September 30, 2017.

Item 6.    EXHIBITS

(a)	Exhibits

+	10.1	Employment Offer Letter from Columbia Sportswear Company to Franco Fogliato

	31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

	31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Senior Vice President, Chief Financial Officer

	32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

	32.2	Section 1350 Certification of Jim A. Swanson, Senior Vice President, Chief Financial Officer

	101	INS XBRL Instance Document

	101	SCH XBRL Taxonomy Extension Schema Document

	101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

	101	DEF XBRL Taxonomy Extension Definition Linkbase Document

	101	LAB XBRL Taxonomy Extension Label Linkbase Document

	101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

+ Management Contract or Compensatory Plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
Date: November 2, 2017	/s/ JIM A. SWANSON
Jim A. Swanson
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)