Form 10-K
period 2017-12-31
COLUMBIA SPORTSWEAR CO
filed 2018-02-22
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
——————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒           No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐           No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒           No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such short period that the registrant was required to submit and post such files).     Yes  ☒           No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation  S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form  10-K or any amendment to this Form  10-K.       ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was $1,713,522,574 based on the last reported sale price of the Company's common stock as reported by the NASDAQ Global Select Market System on that day.
The number of shares of common stock outstanding on February 9, 2018 was 70,016,897.
Part III is incorporated by reference from the registrant's proxy statement for its 2018 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2017.

COLUMBIA SPORTSWEAR COMPANY

DECEMBER 31, 2017

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
Columbia®
The Columbia brand is our largest brand, offering performance and casual products, including apparel, footwear, accessories, and equipment. The durability and functionality of our Columbia brand products make them ideal for a wide range of outdoor and active lifestyle activities, serving a broad population of consumers, including skiers, snowboarders, mountain climbers, outdoor enthusiasts, hikers, hunting and fishing enthusiasts, endurance trail runners, golfers and outdoor-inspired consumers.
SOREL®
Acquired in 2000, our SOREL brand primarily offers premium, durable and design-driven footwear products to a market of fashion forward and brand savvy female consumers. The SOREL brand also offers a collection of premium men’s and youth utility footwear.
Mountain Hardwear®
Acquired in 2003, the Mountain Hardwear brand, headquartered in Richmond, California, offers premium apparel, accessories and equipment primarily for the high performance needs of mountaineering enthusiasts and other outdoor athletes, as well as for consumers who are inspired by the outdoor lifestyle.
prAna®
Acquired in 2014, the prAna brand, headquartered in Carlsbad, California, offers stylish and versatile active lifestyle apparel and accessories designed and manufactured with an emphasis on sustainable materials and processes. Our prAna brand apparel products focus on consumers whose active lifestyles include activities such as rock climbing, yoga, outdoor watersports, hiking, and adventure travel.
Other Brands
The OutDry® brand, acquired in 2010, holds various patents pertaining to processes for manufacturing waterproof and breathable apparel, footwear, accessories, and equipment. We have incorporated the OutDry technology in select Columbia, Mountain Hardwear and SOREL products, and also license the technology to third parties.
The Pacific Trail® brand, acquired in 2006, is licensed to third parties across a range of apparel, footwear, accessories, and equipment.
We distribute our products through a mix of wholesale distribution channels, our own direct-to-consumer channels (retail stores and e-commerce), independent international distributors, and licensees. In 2017, our products were sold in approximately 90 countries. Substantially all of our products are manufactured by contract manufacturers located outside the United States.

Consumer desire for our products is affected by many variables, including the popularity of outdoor activities and active lifestyles, changing design trends, consumer adoption of innovative performance technologies, variations in seasonal weather, and the availability and desirability of competitor alternatives. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences by developing new products with innovative performance features and designs, creating persuasive and memorable marketing communications to generate consumer awareness, demand and retention, and adjusting the mix and price points of available product offerings. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.
Our business is subject to many risks and uncertainties that may have a material adverse effect on our financial condition, results of operations or cash flows. Some of these risks and uncertainties are described below under Item 1A, Risk Factors.
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. In 2017, approximately 60% of our net sales and approximately 90% of our operating income were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs. The expansion of our direct-to-consumer operations has increased the proportion of sales, profits and cash flows that we generate in the second half of the year.
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of disruptions in wholesale channels of distribution, changes in consumer purchasing behavior, persistent volatility in global economic and geopolitical conditions, volatility of foreign currency exchange rates, and inflationary or volatile input costs, each of which reduces the predictability of our business.
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

	2017		2016		2015
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Apparel, accessories and equipment	$1,928.0	78.2%	$1,865.4	78.5%	$1,821.2	78.3%
Footwear	538.1	21.8	511.6	21.5	505.0	21.7
Total	$2,466.1	100.0%	$2,377.0	100.0%	$2,326.2	100.0%
Apparel, accessories and equipment
We design, develop, market, and distribute apparel, accessories and equipment for men and women under our Columbia, Mountain Hardwear, SOREL, and prAna brands, and for youth under our Columbia brand. Our products incorporate the cumulative design, fabrication, fit, and construction technologies that we have pioneered over several decades and that we continue to innovate. Our apparel, accessories and equipment are designed to be used during a wide variety of outdoor activities, such as skiing, snowboarding, hiking, climbing, mountaineering, camping, hunting, fishing, trail running, water sports, yoga, golf, and adventure travel.
Footwear
We design, develop, market, and distribute footwear products for men, women and youth under our Columbia and SOREL brands. Our footwear products include durable, lightweight hiking boots, trail running shoes, rugged cold weather boots for activities on snow and ice, sandals and shoes for use in water activities, and casual shoes for everyday use. Our

Columbia brand footwear products seek to address the needs of both the casual consumer and outdoor consumers who participate in activities that typically involve challenging or unusual terrain in a variety of weather and trail conditions. Our SOREL brand products offer premium casual and cold weather footwear for all ages and genders, with a focus on young, fashion-conscious female consumers.
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
Intellectual Property
We own many trademarks, including Columbia Sportswear Company®, Columbia®, SOREL®, Mountain Hard Wear®, prAna®, OutDry®, Pacific Trail®, the Columbia diamond shaped logo, the Mountain Hardwear nut logo, the SOREL polar bear logo, and the prAna sitting pose logo, as well as many other trademarks relating to our brands, products, styles, and technologies. We believe that our trademarks are an important factor in creating a market for our products, in identifying our Company, and in differentiating our products from competitors' products. We have design, process and utility patents, which expire at various times, as well as pending patent applications in the United States and other countries. We file applications for United States and foreign patents for inventions, designs and improvements that we believe have commercial value; however, these patents may or may not ultimately be issued, enforceable or used in our business. The technologies, processes and designs described in our patents are incorporated into many of our most important products. We believe our success primarily depends on our ability to continue offering innovative solutions to match consumer needs through design, research, development, and production advancements, rather than our ability to secure patents. We vigorously protect these proprietary rights against counterfeit reproductions and other infringing activities. Additionally, we license some of our trademarks across a range of apparel, footwear, accessories, equipment, and home products.
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
We also sell our products directly to consumers in each of our geographic segments through our own network of branded and outlet retail stores and online. In addition, we have concession-based arrangements with third-parties at branded, outlet and shop-in-shop retail locations in our Asia Pacific and Europe regions, where the Company retains ownership of inventory and control over certain aspects of operations. Our direct-to-consumer businesses are designed to elevate consumer perception of our brands, increase consumer and retailer awareness of and demand for our products, model compelling retail environments for our products and strengthen emotional connections between consumers and our brands over time. Our branded retail stores and e-commerce sites allow us to showcase a broad selection of products and to support the brand's positioning with fixtures and imagery that may then be replicated and offered for use by our wholesale and distributor customers. These stores and sites provide high visibility for our brands and products and help us to monitor the needs and preferences of consumers. In addition, we operate outlet stores, which serve a role in our overall inventory management by enabling us to profitably liquidate excess, discontinued and out-of-season products while maintaining the integrity of our brands in wholesale and distributor channels.
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

	2017		2016		2015
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
United States	$1,520.0	61.6%	$1,505.2	63.3%	$1,455.2	62.6%
LAAP	475.1	19.3	453.7	19.1	469.2	20.2
EMEA	293.7	11.9	253.5	10.7	233.2	10.0
Canada	177.3	7.2	164.6	6.9	168.6	7.2
Total	$2,466.1	100.0%	$2,377.0	100.0%	$2,326.2	100.0%
United States
The United States accounted for 61.6% of our net sales for 2017. We sell our products in the United States to approximately 3,100 wholesale customers and through our own direct-to-consumer channels. As of December 31, 2017, our United States direct-to-consumer businesses consisted of 105 outlet retail stores and 24 branded retail stores. We also sell our products through brand-specific e-commerce websites in the United States. In addition, we earn licensing income in the United States based on our licensees' sale of licensed products.
We distribute the majority of our products sold in the United States from distribution centers that we own and operate in Portland, Oregon and Robards, Kentucky. In some instances, we arrange to have products shipped from contract manufacturers through third-party logistics companies or directly to wholesale customer-designated facilities in the United States.
LAAP
The LAAP region accounted for 19.3% of our net sales for 2017. We sell our products in the LAAP region through a combination of wholesale and direct-to-consumer channels in China, Japan and Korea and to independent international distributors across the LAAP region.
In Japan and Korea, we sell to approximately 250 wholesale customers. In addition, as of December 31, 2017, there were 119 and 162 concession-based, branded, outlet and shop-in-shop locations in Japan and Korea, respectively. We also sell our products through brand-specific e-commerce websites in Japan and Korea. We distribute our products in Japan and Korea through third-party logistics companies that operate warehouses near Tokyo and Seoul, respectively.
In 2014, we commenced operations of a majority-owned joint venture with Swire Resources Limited ("Swire") for purposes of continuing the development of our business in China. The joint venture operates 86 retail store locations in China. In addition, the joint venture sells its products through brand-specific e-commerce websites in China across multiple platforms and has distribution relationships with approximately 50 wholesale dealers that operate approximately 750 retail locations. As a 60% majority-owned entity that we control, the joint venture's operations are included in our consolidated financial results. The joint venture distributes our products to wholesale customers, our own retail stores and e-commerce customers in China through third-party logistics companies with warehouses in Shanghai.
We sell to 19 international independent distributors that sell to approximately 600 wholesale customers in locations throughout the LAAP region. The majority of sales to our LAAP distributors are shipped directly from the contract manufacturers from which we source our products.
EMEA

Sales in our EMEA region accounted for 11.9% of our net sales for 2017. We sell our products in the EMEA region to approximately 3,500 wholesale customers and to 26 independent international distributors that sell to approximately 750 wholesale customers in locations throughout the EMEA region. In addition, as of December 31, 2017, we operated 24 outlet, shop-in-shop and concession-based locations and 1 branded retail store in various locations in Western Europe. We also sell products through brand-specific e-commerce websites in Austria, Belgium, Finland, France, Germany, Ireland, Italy, the Netherlands, Spain, and the United Kingdom.
We distribute the majority of our products sold in the EMEA region through a distribution center that we own and operate in Cambrai, France. The majority of sales to our EMEA distributors are shipped directly from the contract manufacturers from which we source our products.
Canada
Sales in Canada accounted for 7.2% of our net sales for 2017. We sell our products in Canada to approximately 1,000 wholesale customers. In addition, as of December 31, 2017, we operated 6 outlet retail stores in Canada. We also sell products through brand-specific e-commerce websites in Canada.
We distribute the majority of our products sold in Canada from a distribution center that we own in London, Ontario.
Marketing
Our portfolio of brands enables us to target a wide range of consumers across the globe with differentiated products. Marketing supports and enhances our competitive position in the marketplace, drives global alignment through seasonal initiatives, builds brand equity, raises global brand relevance and awareness, infuses our brands with excitement, and, most important, stimulates consumer demand for our products worldwide. During 2017, we invested approximately 5% of our net sales in marketing programs.
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
We work closely with our key wholesale customers to reinforce our brand messages through cooperative online, television, radio, and print advertising campaigns, as well as in stores using branded visual merchandising display tools. We also utilize our own employees or contractors to visit our customers' retail locations in major cities around the world to facilitate favorable in-store presentation of our products.
We operate branded e-commerce websites or marketing websites in North America, Europe, Japan, Korea, and China, and maintain a presence on a variety of global social media platforms to connect with consumers. In addition, we authorize many of our wholesale customers and distributors to operate e-commerce or marketing websites or both and to maintain a presence on social media platforms, which help to reinforce our brand messages. Through digital media, consumers are able to interact with content created to inform and connect them with our brands and products, to be directed to nearby retailers, and to purchase our products directly. Use of digital marketing and social media has become increasingly important within each of our brands' global efforts to build strong emotional connections with consumers through consistent, brand-enhancing content.
Working Capital Utilization
We design, develop, market, and distribute our products, but do not own or operate manufacturing facilities. As a result, most of our capital is invested in short-term working capital assets, including cash and cash equivalents, short-term investments, accounts receivable from customers, and finished goods inventory. At December 31, 2017, working capital assets accounted for approximately 75% of total assets. Accordingly, the degree to which we efficiently utilize our working capital assets can have a significant effect on our profitability, cash flows and return on invested capital. The overall goals of our working capital management efforts are to maintain the minimum level of inventory necessary to deliver goods on time to our customers to satisfy end consumer demand and to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers.

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
In order to manage inventory risk, we use incentive discounts to encourage our wholesale customers to place orders at least six months in advance of scheduled delivery. We generally solicit orders from wholesale customers and independent international distributors for the fall and spring seasons based on seasonal ordering deadlines that we establish to aid our efforts to plan manufacturing volumes to meet demand.
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
Credit and Collection
We extend credit to our wholesale customers and distributors based on an assessment of each customer's financial condition, generally without requiring collateral. To assist us in scheduling production with our suppliers and delivering seasonal products to our customers on time, we may offer customers discounts for placing early advance orders and extended payment terms for taking delivery before peak seasonal shipping periods. These extended payment terms increase our exposure to the risk of uncollectable receivables. In order to manage the inherent risks of customer receivables, we maintain and continue to invest in information systems, processes and personnel skilled in credit, risk analysis and collections. In some markets and with some customers we use credit insurance, customer deposits or standby letters of credit to minimize our risk of credit loss.
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
Our apparel, accessories and equipment are manufactured in 19 countries, with Vietnam and China accounting for approximately 64% of our 2017 apparel, accessories and equipment production. Our footwear is manufactured in five countries, with China and Vietnam accounting for substantially all of our 2017 footwear production.
Our five largest apparel, accessories and equipment factory groups accounted for approximately 29% of 2017 global apparel, accessories and equipment production, with the largest factory group accounting for approximately 10% of 2017 global apparel, accessories and equipment production. Our five largest footwear factory groups accounted for approximately 75% of 2017 global footwear production, with the largest factory group accounting for approximately 34% of 2017 global footwear production. Most of our largest suppliers have multiple factory locations, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on our business.
We maintain 10 manufacturing liaison offices in a total of seven Asian countries. Personnel in these manufacturing liaison offices are direct employees of Columbia and are responsible for overseeing production at our contract manufacturers. We believe that having employees physically located in these regions enhances our ability to monitor factories for compliance with our policies, procedures and standards related to quality, delivery, pricing, and labor practices. Our quality assurance process is designed to ensure that our products meet our quality standards. We believe that our quality assurance process is an important and effective means of maintaining the quality and reputation of our products. In addition, independent contractors that manufacture products for us are subject to standards of manufacturing practices ("SMP"). Columbia sources products around the world and values legal, ethical and fair treatment of people involved in manufacturing our products. Each factory producing products for us is monitored regularly against these standards. Additional information about our SMP and corporate responsibility programs may be found at www.columbia.com and www.prana.com. The content on our websites is not incorporated by reference in this Form 10-K unless expressly noted.
Competition
The markets for outdoor and active lifestyle apparel, footwear, accessories, and equipment are highly competitive. We believe that the primary competitive factors in the end-use markets are brand strength, product innovation, design, functionality, durability, price, effectiveness of marketing efforts, and speed of product delivery to meet consumer expectations.
In each of our geographic markets, our brands face significant competition from numerous competitors, some of which are larger than we are and have greater financial, marketing and operational resources with which to compete, and others that are smaller with fewer resources but that may be deeply entrenched in local markets. The markets in Japan, China and Korea have attracted a large number of competitive local and global brands. In other markets, such as Europe, we face competition from brands that hold significant market share in one or several European markets but are not significant competitors in other key markets. Some of our large wholesale customers also market competitive apparel, footwear, accessories, and equipment under their own private label brand names. In addition, our direct-to-consumer businesses expose us to branded competitors and wholesale customers who operate retail stores in key markets and who sell competitive products online. Our independent international distributors and licensees also operate in very competitive markets and compete against a variety of local and global brands.
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
Employees
At December 31, 2017, we had 6,188 full-time equivalent employees.
Available Information
We file with the Securities and Exchange Commission ("SEC") our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, proxy statements, and registration statements. You may read and copy any material we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically. We make available free of charge on or through our website at www.columbia.com our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the SEC.
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
We Face Many Challenges Executing Growth Strategies
Our business strategies aim to achieve sustainable, profitable growth by creating innovative products at competitive prices, focusing on product design, utilizing innovations to differentiate our brands from competitors, working to ensure that our products are sold through strong distribution partners capable of effectively presenting our brands to consumers, increasing the impact of consumer communications to drive demand for our brands and sell-through of our products, making sure our products are merchandised and displayed appropriately in retail environments, expanding our presence in key markets around the world, and continuing to build brand-enhancing direct-to-consumer businesses. We intend to pursue these strategies across our portfolio of brands, product categories and geographic markets. Our failure to successfully implement our business strategies, including those identified in connection with the Company's operating model assessment, referred to as Project CONNECT, could have a material adverse effect on our financial condition, results of operations or cash flows.
To implement our business strategies and initiatives, including those that may result from Project CONNECT, we must continue to modify and fund various aspects of our business, to maintain and enhance our information systems and supply chain operations to improve efficiencies and to attract, retain and manage qualified personnel. These efforts, coupled with cost containment measures, place increasing strain on management, information technology, financial, product design, marketing, distribution, supply chain, and other resources, and we may have operating difficulties as a result. For example, in support of our business strategies, we are making significant investments in our business processes and information technology infrastructure that require significant management attention and corporate resources. These changes may make it increasingly difficult to pursue acquisitions or to adapt our information technology systems and business processes to integrate an acquired business. These integration challenges may also be present as we continue to fully integrate operations of prAna, which we acquired in May 2014. Our business strategies involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.
Our business strategies and related initiatives and increased expenditures could also cause our operating margin to decline if we are unable to offset our increased spending with increased sales or gross profit or comparable reductions in other operating costs. If our sales or gross profit decline or fail to grow as planned and we fail to sufficiently leverage our operating expenses, our profitability will decline. This could result in a decision to delay, reduce, modify, or terminate our business strategies and initiatives, which could limit our ability to invest in and grow our business and could have a material adverse effect on our financial condition, results of operations or cash flows.
Initiatives to Upgrade Our Business Processes and Information Technology Infrastructure Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement and information technology initiatives to optimize our operational and financial performance. Our current initiatives include an initiative to invest in a global retail platform, which encompasses our information technology systems infrastructure to support the growth and expansion of our direct-to-consumer businesses, as well as continued implementation of and upgrades to our integrated global enterprise resource planning ("ERP") software solutions and other complementary information technology systems, which support our supply chain, go-to-market strategies, and direct-to-consumer strategies and operations. Implementation of and upgrades to these solutions and systems are highly dependent on coordination of numerous employees, contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion of these initiatives, and the failure of any one contractor or system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, interruptions of direct-to-consumer operations, decreases in productivity as our personnel implement and become familiar with new systems, increased costs, and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures, including system outages and loss of system availability, could disrupt our operations and have a material adverse effect on our financial condition, results of operations or cash flows.
These implementations have a pervasive effect on our business processes and information systems across a significant portion of our operations. As a result, we are undergoing significant changes in our operational processes and internal controls as our implementations progress, which in turn require significant change management, including training of and testing by our personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our financial condition, results of operations or cash flows.
We Rely on Our Highly Customized Information Management Systems
Our business is increasingly reliant on information technology. Information systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication among employees, with our subsidiaries and liaison offices overseas and with our customers, vendors and retail stores. We also rely on our information systems to allocate resources, pay vendors, collect from customers, manage product data, develop demand and supply plans, forecast and report operating results, and meet regulatory requirements.
Our legacy ERP, product development, retail point-of-sale and other systems, on which we continue to manage a substantial portion of our business activities, are highly customized. As a result, the availability of internal and external resources with the expertise to maintain these systems is limited. Our legacy systems may not support desired functionality for our operations and may inhibit our ability to operate efficiently, which could have an adverse effect on our financial condition, results of operations or cash flows. As we continue to transition from our legacy ERP and supporting systems to our new ERP and supporting systems and as we initiate our global retail platform initiative, certain functionality and information from our legacy systems, including that of third party systems that interface with our legacy systems, may not be fully compatible with the new systems. As a result, temporary processes or solutions may be required, including manual operations, which could significantly increase the risk of loss or corruption of data and information used by the business or result in business disruptions, which could have a material adverse effect on our financial condition, results of operations or cash flows.

A Breach in the Security of Our Systems, Exposure of Personal or Confidential Information or Increased Government Regulation Relating to Handling of Personal Data, Could, Among Other Things, Disrupt Our Operations or Cause Us to Incur Substantial Costs
We manage and store various types of proprietary information and sensitive and confidential data relating to our business, including personally identifiable information. Our information systems, or those of certain key partners whose information systems we may rely on, are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees or third-party service providers. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. For example, in February 2017, we reported the discovery of a cybersecurity incident involving our prAna.com e-commerce website, for which a number of responsive actions were taken, including notification of potentially affected prAna customers.
In addition, any future breaches of our security measures, or the accidental loss, inadvertent disclosure or unapproved or non-compliant dissemination of proprietary information or sensitive and confidential data about us, our customers, our suppliers, or our employees, could expose us, our customers, our suppliers, our employees, or other individuals that may be affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business and could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. For example, the European Union adopted a new regulation that becomes effective May 25, 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet additional requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to exercise certain individual rights with respect to their personal data. The GDPR calls for privacy and process enhancements, accompanied by a commitment of resources and other expenditures in support of compliance. Violations of the GDPR could result in significant penalties.
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

•
Changes in labor markets and wage rates paid by our independent factory partners, which are often mandated by governments in the countries where our products are manufactured, for example in China and Vietnam;

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
In addition, many of our products are manufactured outside of our principal sales markets, which requires these products to be transported by third parties, sometimes over large geographical distances. Shortages in ocean or air freight capacity and volatile fuel costs can result in rapidly changing transportation costs. Similarly, disruption to shipping and transportation channels due to labor disputes could cause us to rely more heavily on alternative modes of transportation to achieve timely delivery to our customers, resulting in significantly higher freight costs. Because we price our products in advance and changes in transportation and other costs may be difficult to predict, we may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
The majority of our purchases of finished goods inventory from contract manufacturers are denominated in U.S. dollars, including purchases by our foreign subsidiaries and China joint venture. The cost of these products may be affected by relative changes in the value of the local currencies of these subsidiaries and the joint venture in relation to the U.S. dollar and in relation to the local currencies of our manufacturing vendors. In order to facilitate solicitation of advance orders from wholesale customers and distributors for the spring and fall seasons, we establish local-currency-denominated wholesale and retail price lists in each of our foreign subsidiaries approximately six to nine months prior to U.S. dollar-

denominated seasonal inventory purchases. As a result, our consolidated results are directly exposed to transactional foreign currency exchange risk to the extent that the U.S. dollar strengthens during the six to nine months between when we establish seasonal local-currency prices and when we purchase inventory.
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
We enter into foreign currency forward exchange contracts to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains and losses recorded in other income (expense) are generally offset with gains and losses on the foreign currency forward exchange contracts in the same reporting period.
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
We May Not Realize Returns on Our Investments in Our Direct-to-Consumer Businesses
In recent years, our direct-to-consumer businesses have grown substantially and we anticipate continued growth in the future. Accordingly, we continue to make significant investments in our online platforms and physical retail locations, including the investment in our global retail platform, system upgrades, entering into long-term store leases, constructing leasehold improvements, purchasing fixtures and equipment, and investing in inventory and personnel. Since many of the costs of our direct-to-consumer businesses are fixed, we may be unable to reduce expenses in order to avoid losses or negative cash flows if we have insufficient sales. Our direct-to-consumer businesses are dependent upon our ability to operate in an increasingly complex and evolving marketplace and the results of these businesses are highly dependent on retail traffic patterns in our physical locations and our on-line platforms where our products are sold, as well as the spending patterns of our consumers. If we are unable to effectively navigate the direct-to-consumer marketplace or anticipate consumer buying patterns, our ability to generate sales through our direct-to-consumer businesses may be adversely affected, which in turn could have a material adverse effect on our financial condition, results of operations or cash flows.
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
In addition, from time to time we license the right to operate retail stores for our brands to third parties, primarily to our independent international distributors. We provide training to support these stores and set operational standards. However, these third parties may not operate the stores in a manner consistent with our standards, which could cause reputational damage to our brands or harm these third parties' sales and as a result harm our financial condition, results of operations or cash flows.
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
We May Not Realize All of the Anticipated Benefits of Our Joint Venture in China
Effective January 2014, our joint venture in China with Swire began operations. The joint venture, in which we hold a 60% interest, is subject to a number of risks and uncertainties. For example, because our joint venture partner has protective voting rights with respect to specified major business decisions of the joint venture, we may experience difficulty reaching agreement as to implementation of various changes to the joint venture's business. For this reason, or as a result of other factors, we may not realize all of the anticipated benefits of the joint venture, and our results of operations could be adversely affected.
Global Regulation and Economic and Political Conditions, as well as Potential Changes in Regulations, Legislation and Government Policy, May Negatively Affect Our Business
We are subject to risks generally associated with doing business internationally. These risks include the effects of foreign and domestic laws and regulations, foreign or domestic government fiscal and political crises, political and economic disputes and sanctions, changes in diverse consumer preferences, foreign currency exchange rate fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters, and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in certain markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials, and our cost of doing business.
For example, in the past, political and economic turmoil in certain South American distributor markets have resulted in currency and import restrictions, limiting our ability to sell products in some countries in this region. Also, Russia constitutes a significant portion of our non-U.S. sales and operating income and a significant change in conditions in that market has had an adverse effect on our results of operations in the past. The United Kingdom's June 23, 2016 referendum, in which voters approved its exit from the European Union (commonly referred to as "Brexit"), has created economic uncertainty and volatility in currency exchange rates, and the potential adverse effects of changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union, and the associated effects on our European operations, are unknown. If any of these or other factors make the conduct of business in a particular country, or region, undesirable or impractical, our business may be materially and adversely affected.
In the U.S., the current administration has publicly supported potential trade proposals, including import tariffs, modifications to international trade policy, and other changes that may affect U.S. trade relations with other countries, any of which may require us to significantly modify our current business practices or may otherwise materially and adversely affect our business.
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
We May Have Additional Tax Liabilities or Experience Increased Volatility in Our Effective Tax Rate
As a global company, we determine our income tax liability in various tax jurisdictions based on an analysis and interpretation of local tax laws and regulations. This analysis requires a significant amount of judgment and estimation and is often based on various assumptions about the future actions of the local tax authorities. These determinations are the subject of periodic domestic and foreign tax audits. Although we accrue for uncertain tax positions, our accruals may be insufficient to satisfy unfavorable findings. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods, which may have a material adverse effect on our financial condition, results of operations or cash flows.
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act ("TCJA").  The TCJA makes broad and complex changes to the U.S. tax code. Implementation of the TCJA legislation required us to record incremental provisional tax expense in 2017, which significantly increased our

2017 effective tax rate. In addition, the TCJA may also materially affect our 2018 effective tax rate and our financial condition, results of operations or cash flows. The actual amounts may differ from these provisional estimates due to, among other factors, a change in interpretation of the applicable revisions to the U.S. tax code and related tax accounting guidance, changes in assumptions made in developing these estimates, and regulatory guidance that may be issued with respect to the applicable revisions to the U.S. tax code, and state tax implications.
Other changes in the tax laws of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. For example, changes in the tax laws of foreign jurisdictions could arise as a result of the Base Erosion and Profit Shifting (BEPS) project undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. As these changes are adopted by countries, tax uncertainty could increase and may adversely affect our provision for income taxes.
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
In addition, as we continue to operate globally, expand the geographic scope of our business, and adopt new technologies and product categories, intellectual property disputes may increase, making it more expensive and challenging to establish and protect our intellectual property rights and to defend against claims of infringement by others, which could have a material adverse effect on our financial condition, results of operations or cash flows.
Our Success Depends on Our Distribution Facilities
Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, as well as the facilities of our third-party logistics companies, the development or expansion of additional distribution capabilities and services, such as the transition of value-added services functions from contract manufacturers to our distribution centers, and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky; in Canada, we rely primarily on our distribution facility in London, Ontario; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, Korea, and China, we rely primarily on third-party logistics companies near Tokyo, Seoul, and Shanghai, respectively.
Our primary distribution facilities in the United States, France and Canada are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations. For example, in addition to supporting our traditional wholesale business, our existing distribution facilities have been modified to enable them to also support our direct-to-consumer businesses in the United States, Canada and Europe. Failure to successfully maintain and update these modifications could disrupt our wholesale and e-commerce shipments and may have a material adverse effect on our financial condition, results of operations or cash flows.

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
Our distribution facilities may also be interrupted by natural disasters, such as earthquakes, floods, damaging winds, or fires. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that may be caused by significant disruptions in our distribution facilities.
Our Investment Securities May Be Adversely Affected by Market Conditions
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
London, Ontario (1 location)—owned

—————

(1)Lease expires in June 2020

In addition, as of December 31, 2017, we leased approximately 290 locations globally for the operation of our branded and outlet retail stores. We also have several leases globally for office space, warehouse facilities, storage space, vehicles, and equipment, among other things. Refer to Note 13 of Notes to Consolidated Financial Statements for further lease-related disclosures.
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
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
Item 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information about our executive officers. All information is as of the date of the filing of this report.

Name	Age	Position
Gertrude Boyle	93	Chairman of the Board
Timothy P. Boyle	68	President and Chief Executive Officer, Director
Joseph P. Boyle	37	Executive Vice President, Columbia Brand President
Peter J. Bragdon	55	Executive Vice President, Chief Administrative Officer, and General Counsel
Thomas B. Cusick	50	Executive Vice President, Chief Operating Officer
Franco Fogliato	48	Executive Vice President, Americas General Manager
Douglas H. Morse	51	Senior Vice President, Emerging Brands and APAC
Jim A. Swanson	43	Senior Vice President, Chief Financial Officer
Gertrude Boyle has served as Chairman of the Board of Directors since 1970. Columbia was founded by her parents in 1938 and managed by her husband, Neal Boyle, from 1964 until his death in 1970. Mrs. Boyle also served as Columbia's President from 1970 to 1988. Mrs. Boyle is Timothy P. Boyle's and Columbia director Sarah A. Bany's mother and Joseph P. Boyle's grandmother.
Timothy P. Boyle joined Columbia in 1971 as General Manager, served as Columbia's President from 1988 to 2015 and reassumed the role in 2017. Mr. Boyle has served as Chief Executive Officer since 1988. He has been a member of the Board of Directors since 1978. Mr. Boyle is also a member of the Board of Directors of Northwest Natural Gas Company and Craft Brew Alliance, Inc. Mr. Boyle is Gertrude Boyle's son, Columbia director Sarah A. Bany's brother and Joseph P. Boyle's father.

Joseph P. Boyle joined Columbia in 2005 and has served in a variety of capacities of increasing leadership and responsibility, including brand management, sales, planning, General Merchandising Manager of Outerwear, Accessories, Equipment, Collegiate and Licensing, Vice President of Apparel Merchandising, and Senior Vice President of Columbia Brand Merchandising & Design. He was promoted to Executive Vice President, Columbia Brand President in 2017. From 2003 to 2005, Mr. Boyle served in a business development role for Robert Trent Jones II Golf Course Architects. Mr. Boyle is a fourth-generation member of Columbia's founding Boyle family, the son of Columbia President and CEO Timothy P. Boyle, the grandson of Gertrude Boyle and nephew of Columbia director Sarah A. Bany.
Peter J. Bragdon joined Columbia in 1999 and served as Senior Counsel and Director of Intellectual Property until January 2003. Mr. Bragdon became Vice President, General Counsel and Secretary of Columbia in 2004, was named Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary in 2010 and Executive Vice President, Chief Administrative Officer, General Counsel and Secretary in 2015. In 2017, he assumed oversight of the Company's international distributor business and currently serves as Executive Vice President, Chief Administrative Officer and General Counsel. Mr. Bragdon served as Chief of Staff in the Oregon Governor's office from 2003 through 2004. From 1993 to 1999, Mr. Bragdon was an attorney in the corporate securities and finance group at Stoel Rives LLP. Mr. Bragdon served as Special Assistant Attorney General for the Oregon Department of Justice for seven months in 1996.
Thomas B. Cusick joined Columbia in 2002 as Corporate Controller, was named Vice President and Corporate Controller in 2006 and was named Vice President and Chief Accounting Officer in 2008. He was promoted to Vice President, Chief Financial Officer and Treasurer in 2009, was named Senior Vice President of Finance, Chief Financial Officer and Treasurer in 2010, and Executive Vice President of Finance and Chief Financial Officer in 2015. He was promoted to Executive Vice President and Chief Operating Officer in 2017. From 1995 to 2002, Mr. Cusick worked for Cadence Design Systems (and OrCAD, a company acquired by Cadence in 1999), which operates in the electronic design automation industry, in various financial management positions.  From 1990 to 1995, Mr. Cusick was an accountant with KPMG LLP. Mr. Cusick is a member of the board of directors of Barrett Business Services, Inc.
Franco Fogliato joined Columbia in 2013 as Senior Vice President and General Manager EMEA Direct Sales. He was promoted to Senior Vice President and General Manager of EMEA in 2016 and to Executive Vice President, Americas General Manager in 2017. Prior to joining Columbia, Mr. Fogliato served as general manager of the Billabong Group in Europe from 2004 to 2013 and as a member of that company's executive board. From 1997 through 2003, Mr. Fogliato held various European leadership positions with The North Face brand culminating as general manager of Western Europe.
Douglas H. Morse joined Columbia Sportswear in 1995 and has served in numerous roles of increasing responsibility during his tenure, including Director of U.S. Customer Operations, Director of Footwear Operations, General Manager of our Canadian subsidiary, Interim General Manager of our Europe-direct business, Chief Business Development Officer and Vice President and General Manager of LAAP Distributors. He was promoted to Senior Vice President, Emerging Brands and APAC in 2017.
Jim A. Swanson joined Columbia Sportswear in 2003 as Global Senior Financial Analyst and has served in numerous roles of increasing responsibility during his tenure, being named Vice President of Finance in 2015 and most recently promoted to Senior Vice President, Chief Financial Officer in 2017. Prior to joining Columbia, Mr. Swanson served in a variety of financial planning and analysis, tax, and accounting roles, including senior financial analyst at Freightliner Corporation and at Tality Corporation – a wholly-owned subsidiary of Cadence Design Systems, and as a senior tax and business advisory associate at Arthur Andersen.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol "COLM." At February 9, 2018, we had approximately 280 shareholders of record, although there is a much larger number of beneficial owners.
Following are the quarterly high and low sale prices for our common stock for the years ended December 31, 2017 and 2016:

	HIGH	LOW	DIVIDENDS DECLARED
2017
First Quarter	$60.91	$51.76	$0.18
Second Quarter	$60.00	$51.56	$0.18
Third Quarter	$62.09	$54.89	$0.18
Fourth Quarter	$72.54	$59.06	$0.19
2016
First Quarter	$62.32	$43.94	$0.17
Second Quarter	$62.95	$51.70	$0.17
Third Quarter	$61.98	$52.97	$0.17
Fourth Quarter	$63.55	$53.00	$0.18
Our current dividend policy is dependent on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. For various restrictions on our ability to pay dividends, refer to Note 8 of Notes to Consolidated Financial Statements.
Performance Graph
The line graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor's ("S&P") 400 Mid-Cap Index and the Russell 3000 Textiles Apparel Manufacturers for the period beginning December 31, 2012 and ending December 31, 2017. The graph assumes that $100 was invested on December 31, 2012, and that any dividends were reinvested.
Historical stock price performance should not be relied on as indicative of future stock price performance.

Columbia Sportswear Company
Stock Price Performance
December 31, 2012—December 31, 2017

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2017
$350
$300
$250
$200
$150
$100
$50
$0
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
Columbia Sportswear Company
S&P 400 Mid-Cap Index
Russell 3000 Textiles Apparel & Shoes Index

Total Return Analysis

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Columbia Sportswear Co.	$100.00	$149.82	$171.82	$190.20	$230.18	$287.41
S&P 400 Mid-Cap Index	$100.00	$133.50	$146.54	$143.35	$173.08	$201.20
Russell 3000 Textiles Apparel Mfrs.	$100.00	$147.05	$163.51	$159.99	$141.39	$175.19
Issuer Purchases of Equity Securities
Since the inception of our stock repurchase plan in 2004 through December 31, 2017, our Board of Directors has authorized the repurchase of up to $700,000,000 of our common stock. As of December 31, 2017, we had repurchased 21,658,035 shares under this program for an aggregate purchase price of approximately $562,064,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.
We did not repurchase any equity securities during the three months ended December 31, 2017.

Item 6.    SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2017 have been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Consolidated Financial Statements and accompanying Notes that appear in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7. All references below to share or per share amounts have been retroactively adjusted to reflect our September 26, 2014 two-for-one stock split.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$2,466,105	$2,377,045	$2,326,180	$2,100,590	$1,684,996
Net income attributable to Columbia Sportswear Company	105,123	191,898	174,337	137,173	94,341
Per Share of Common Stock Data:
Earnings per share attributable to Columbia Sportswear Company:
Basic	$1.51	$2.75	$2.48	$1.97	$1.37
Diluted	1.49	2.72	2.45	1.94	1.36
Cash dividends per share	0.73	0.69	0.62	0.57	0.46
Weighted average shares outstanding:
Basic	69,759	69,683	70,162	69,807	68,756
Diluted	70,453	70,632	71,064	70,681	69,434

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$2,212,902	$2,013,894	$1,846,153	$1,792,209	$1,605,588
Note payable to related party	—	14,053	15,030	15,728	—

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This annual report, including Item 1 of Part I and Item 7 of Part II, contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, profitability and the effect of specified factors on profitability for 2018, expenses, sourcing costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, investments in and implementation of our information technology systems, our operating model assessment referred to as Project CONNECT, intellectual property disputes, our direct-to-consumer channels and other capital expenditures, including planned store additions, access to raw materials and factory capacity, financing and working capital requirements and resources, effects of the TCJA, income tax rates and pre-tax income, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
The popularity of outdoor activities and active lifestyles, changing design trends, consumer adoption of innovative performance technologies, variations in seasonal weather, and the availability and desirability of competitor alternatives affect consumer desire for our products. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences by developing new products with innovative performance features and designs, creating persuasive and memorable marketing communications to generate consumer awareness, demand and retention, and adjusting the mix, price points and selling channels of available product offerings. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. In 2017, approximately 60% of our net sales and approximately 90% of our operating income was realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year as well as the less seasonal nature of our operating costs. The expansion of our direct-to-consumer channels has increased the proportion of sales, profits and cash flows that we generate in the second half of the year.
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
Business Outlook
The global business climate continues to present us with a great deal of uncertainty, making it difficult to predict future results. Consistent with the historical seasonality of the business, we anticipate 2018 profitability to be heavily concentrated in the second half of the year. Factors that could significantly affect our full year 2018 financial results include:

•	Performance and profitability of our global direct-to-consumer operations;

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

•
Industry trends affecting consumer traffic and spending in brick and mortar retail channels, which are creating uncertainty regarding the long-term financial health of several of our U.S. wholesale customers;

•	The effects of changes in foreign currency exchange rates on sales, gross margin, operating income, and net income;

•	Difficult economic and competitive environments in certain key markets within our Latin America and Asia Pacific ("LAAP") region, in particular, Korea;

•	Continued sales growth and profitability contributed by our Europe, Middle East and Africa ("EMEA") region;

•	Performance of our Mountain Hardwear business as we work to re-invigorate that brand in the marketplace;

•	The financial impact of activities associated with and resulting from Project CONNECT;

•	Further refinement of our 2017 TCJA provisional income tax estimates; and

•	The financial impact of executing our Consumer-First platform.
These factors and others may have a material effect on our financial condition, results of operations or cash flows, particularly with respect to quarterly comparisons.
Strategic Priorities
As part of our commitment to driving sustainable and profitable growth and relentless improvement, we remain focused on investment in our strategic priorities, including:

•	Driving brand awareness and sales growth through increased, focused demand creation investments;

•	Enhancing consumer experience and digital capabilities in all of our channels and geographies;

•	Expanding and improving global direct-to-consumer operations with supporting processes and systems; and

•	Investing in our people and optimizing our organization across our portfolio of brands.
Ultimately, we expect our investments to accelerate market share capture across all brands, expand gross margin, improve selling, general and administrative ("SG&A") expense efficiency, and drive improved operating margin.
Consumer-First Platform
During the second quarter of 2017, we commenced an initiative to invest in our Consumer-First platform, which encompasses our retail ERP systems infrastructure, to support the growth and continued development of our global direct-to-consumer operations. The objective of this initiative is consistent with our strategic priorities to deliver an enhanced consumer experience, omnichannel capabilities, and to modernize and standardize our processes and systems to enable us to better anticipate and deliver against the needs of our consumers. This multi-year global initiative is currently in the design phase, targeting regional implementations beginning in the first half of 2019.
Ongoing Global ERP Implementation
We are continuing to invest in our multi-year global ERP implementation, which has been executed in the majority of our operations to date. We implemented the ERP system in our China joint venture in the second quarter of 2017. We plan to transition our Europe-direct business onto the system in mid-2018, at which point we will have completed the major components of our global rollout.
Project CONNECT
Project CONNECT is a comprehensive assessment of our operating model aimed at aligning our resources to accelerate execution on our strategic priorities. In 2017, we completed the operational assessment phase of Project CONNECT, which included a shift in our operating model, executive organization structure and decision rights to enable a brand-led and consumer-focused organization. We have also identified and scoped key business processes requiring modification, operational improvements, and investment in new capabilities in order to support the realigned organization and drive meaningful financial value.

During the second half of 2017, we began implementation of operational improvements throughout the business. Project CONNECT includes initiatives intended to drive revenue, capture cost of sales efficiencies, generate SG&A expense savings, and improve our marketing effectiveness.
A few of these initiatives will be among the first to be implemented. Examples include initiatives in the area of e-commerce optimization, indirect procurement, marketing effectiveness, and refining the promotional cadence in our direct-to-consumer channels. Other initiatives generally will be implemented following further development, particularly those pertaining to product creation such as assortment optimization and intensifying our emphasis on designing products with the features and functions that consumers value most.
As these improvements begin to be realized, we intend to reallocate resources to our strategic priorities, including incremental demand creation spend and other investments to drive growth across our distribution channels. Our 2018 financial outlook contemplates modest financial benefits attributable to the execution of these initiatives while we anticipate more meaningful financial value beginning in 2019.
Results of Operations
The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in Item 8 of this annual report. To supplement financial information reported in accordance with accounting principles generally accepted in the United States ("GAAP"), we disclose constant-currency net sales information, which is a non-GAAP financial measure, to provide a framework to assess how the business performed excluding the effects of changes in the exchange rates used to translate net sales generated in foreign currencies into U.S. dollars. Management believes that this non-GAAP financial measure reflects an additional and useful way of viewing an aspect of our operations that, when viewed in conjunction with our GAAP results, provides a more comprehensive understanding of our business and operations. In particular, investors may find the non-GAAP measures useful by reviewing our net sales results without the significant volatility of foreign currency exchange rates.  This non-GAAP financial measure also facilitates management's internal comparisons to our historical net sales results and comparisons to competitors' net sales results. Constant-currency financial measures should be viewed in addition to, and not in lieu of or superior to, our financial measures presented in accordance with GAAP. The following discussion includes references to constant-currency net sales, and we provide a reconciliation of this non-GAAP measure to the most directly comparable financial measure presented in accordance with GAAP. All references to years relate to the calendar year ended December 31.
Additionally, we reference other non-GAAP financial measures in our fourth quarter and year-to-date 2017 financial results and 2018 financial outlook earnings release, located in the investor relations section of our website at http://investor.columbia.com/results.cfm. A reconciliation of these non-GAAP financial measures to comparable measures reported under GAAP can be found in the supplemental financial tables that accompany our earnings release, along with an explanation of management’s rationale for referencing these non-GAAP financial measures.

Highlights of the Year Ended December 31, 2017

•Net sales increased $89.1 million, or 4%, to $2,466.1 million from $2,377.0 million in 2016.
•Gross profit as a percentage of net sales increased to 47.0% from 46.7% in 2016.
•Income from operations increased $6.5 million, or 3%, to $263.0 million from $256.5 million in 2016.

•	Income tax expense increased to $154.4 million, including provisional amounts of $95.6 million in incremental tax expense related to the TCJA, compared to $58.5 million in 2016.

•
Net income attributable to Columbia Sportswear Company decreased $86.8 million, or 45%, to $105.1 million, or $1.49 per diluted share, largely affected by additional provisional tax expense related to the TCJA, compared to net income of $191.9 million, or $2.72 per diluted share, in 2016.

•Operating cash flow increased $65.9 million, or 24.0%, to $341.1 million, compared to $275.2 million in 2016.
•We paid cash dividends totaling $50.9 million, or $0.73 per share.
The following table sets forth, for the years indicated, the percentage relationship to net sales of specified items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	53.0	53.3	53.9
Gross profit	47.0	46.7	46.1
Selling, general and administrative expenses	36.9	36.4	35.8
Net licensing income	0.6	0.5	0.4
Income from operations	10.7	10.8	10.7
Interest income, net	0.2	—	—
Other non-operating expense	—	—	(0.1)
Income before income tax	10.9	10.8	10.6
Income tax expense	(6.3)	(2.5)	(2.9)
Net income	4.6	8.3	7.7
Net income attributable to non-controlling interest	0.3	0.2	0.2
Net income attributable to Columbia Sportswear Company	4.3%	8.1%	7.5%
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Sales:    Consolidated net sales increased $89.1 million, or 4%, to $2,466.1 million in 2017 from $2,377.0 million in 2016.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017(1)	2016	% Change	% Change(1)
	(In millions, except for percentage changes)
United States	$1,520.0	$—	$1,520.0	$1,505.2	1%	1%
LAAP	475.1	6.3	481.4	453.7	5%	6%
EMEA	293.7	(4.9)	288.8	253.5	16%	14%
Canada	177.3	(5.6)	171.7	164.6	8%	4%
	$2,466.1	$(4.2)	$2,461.9	$2,377.0	4%	4%
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
Net sales in the United States increased $14.8 million, or 1%, to $1,520.0 million in 2017 from $1,505.2 million in 2016. The increase in net sales in the United States was attributed to an increase in net sales in our direct-to-consumer business, partially offset by a net sales decrease in our wholesale business. The net sales increase in our direct-to-consumer business primarily consisted of a net sales increase from our retail stores, followed by increased e-commerce net sales. At December 31, 2017, we operated 129 retail stores, compared with 118 stores at December 31, 2016. The net sales decrease in our wholesale business resulted primarily from the comparative effects of sales to U.S. wholesale customers who have gone through bankruptcies, liquidations and store closures.
Net sales in the LAAP region increased $21.4 million, or 5% (6% constant-currency), to $475.1 million in 2017 from $453.7 million in 2016. The net sales increase in the LAAP region was concentrated in the Columbia brand and attributed to net sales increases in our LAAP distributor business, China and Japan. The net sales increase in our LAAP distributor business reflected a shift in timing of shipments of increased spring 2017 advance orders, from the fourth quarter of 2016 to the first quarter of 2017 and a shift in timing of increased spring 2018 advance orders, from the first quarter of 2018 into the fourth quarter of 2017. The net sales increase in China consisted of a net sales increase in our direct-to-consumer business, partially offset by decreased net sales from our wholesale business. The net sales increase in Japan consisted of a net sales increase in our direct-to-consumer business, partially offset by decreased net sales from our wholesale business.

Net sales in the EMEA region increased $40.2 million, or 16% (14% constant-currency), to $293.7 million in 2017 from $253.5 million in 2016. The EMEA region net sales increase consisted of an increase in our Europe-direct business, followed by a net sales increase in our EMEA distributor business. The net sales increase in our Europe-direct business was led by the Columbia brand, followed by the SOREL brand, reflecting shipments of increased spring and fall 2017 advance wholesale orders and increased net sales in our direct-to-consumer businesses. The net sales increase in our EMEA distributor business was driven by increased shipments to our Russian distributor.
Net sales in Canada increased $12.7 million, or 8% (4% constant-currency), to $177.3 million in 2017 from $164.6 million in 2016. The net sales increase in Canada was led by a net sales increase in our wholesale business, followed by a net sales increase in our direct-to-consumer business.
Sales by Brand
Net sales by brand are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017	2016	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$1,990.3	$(1.4)	$1,988.9	$1,910.1	4%	4%
SOREL	228.8	(2.6)	226.2	213.0	7%	6%
prAna	140.9	—	140.9	139.9	1%	1%
Mountain Hardwear	101.6	(0.3)	101.3	104.0	(2)%	(3)%
Other	4.5	0.1	4.6	10.0	(55)%	(54)%
	$2,466.1	$(4.2)	$2,461.9	$2,377.0	4%	4%
Columbia brand net sales increased $80.2 million, or 4%, to $1,990.3 million, driven by increased net sales in the United States direct-to-consumer business, the EMEA region, the LAAP region and Canada, partially offset by a net sales decrease in the United States wholesale business.
SOREL brand net sales increased $15.8 million, or 7% (6% constant-currency) to $228.8 million, driven by increased net sales in the EMEA region, the United States and Canada.
prAna brand net sales increased $1.0 million, or 1%, to $140.9 million, primarily reflecting a net sales increase in the United States direct-to-consumer business, partially offset by a net sales decrease in the United States wholesale business.
Mountain Hardwear brand net sales decreased $2.4 million, or 2% (3% constant-currency), to $101.6 million, driven by net sales decreases in the United States wholesale business and the LAAP region, partially offset by increased net sales in the United States direct-to-consumer business and Canada.

Sales by Product Category
Net sales by product category are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2017	Translation	2017	2016	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$1,928.0	$(2.5)	$1,925.5	$1,865.4	3%	3%
Footwear	538.1	(1.7)	536.4	511.6	5%	5%
	$2,466.1	$(4.2)	$2,461.9	$2,377.0	4%	4%
Net sales of apparel, accessories and equipment increased $62.6 million, or 3%, to $1,928.0 million in 2017 from $1,865.4 million in 2016. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia brand, partially offset by lower Mountain Hardwear brand net sales. Apparel, accessories and equipment net sales increased across all regions, led by the EMEA region, followed by the LAAP region, the United States and Canada.

Net sales of footwear increased $26.5 million, or 5%, to $538.1 million in 2017 from $511.6 million in 2016. The increase in footwear net sales was led by the SOREL brand, followed by the Columbia brand. Footwear net sales increased across all regions, led by the EMEA region, followed by Canada, the United States and the LAAP region.
Gross Profit:    Gross profit as a percentage of net sales increased to 47.0% in 2017 from 46.7% in 2016. Gross margin expansion was primarily due to:

•	A favorable sourcing environment resulting in lower product input costs;

•	Lower provisions for aged and excess inventory;

•	A higher proportion of direct-to-consumer net sales, which generally carry higher gross margins; and

•	Slightly favorable foreign currency hedge rates;
partially offset by;

•	A higher volume of closeout product sales, which generally carry lower gross margins.
Our gross profit may not be comparable to other companies in our industry because some of these companies include all of the costs related to their distribution network in cost of sales while we, like many others, include these expenses as a component of SG&A expense.
Selling, General and Administrative Expenses:   SG&A expense includes all costs associated with our design, merchandising, marketing, distribution, and corporate functions, including related depreciation and amortization.
SG&A expense increased $46.8 million, or 5%, to $910.9 million, or 36.9% of net sales, in 2017 including program expenses and discrete costs of approximately $14.9 million related to Project CONNECT, from $864.1 million, or 36.4% of net sales, in 2016. The SG&A expense increase was primarily due to:

•	Increased costs to support our expanding global direct-to-consumer operations;

•	Program expenses and discrete costs related to Project CONNECT;

•	Increased personnel costs and incentive compensation to support strategic initiatives and business growth; and

•	Increased demand creation spending.
Depreciation and amortization included in SG&A expense totaled $59.1 million in 2017, compared to $59.2 million in 2016.
Net Licensing Income:    Net licensing income increased $3.7 million to $13.9 million in 2017, compared to $10.2 million in 2016. The increase in net licensing income was driven by growth in newer licensing partners.
Interest Income, Net:    Interest income increased $2.5 million to $4.5 million in 2017, compared to $2.0 million in 2016. The increase in interest income was primarily driven by higher average cash and investment balances, followed by higher average interest rates during 2017 compared to 2016.
Income Tax Expense:    Income tax expense increased to $154.4 million in 2017, including provisional amounts of $95.6 million in additional tax expense related to the TCJA, from $58.5 million in 2016. Our effective income tax rate increased to 57.9% from 22.8% in 2016. Refer to Note 10 of the Consolidated Financial Statements for further information.
Net Income Attributable to Columbia Sportswear Company: Net income decreased $86.8 million, or 45%, to $105.1 million in 2017, including $9.4 million, net of tax, or $0.13 per diluted share, in expense related to Project CONNECT, and $95.6 million of income tax expense, or $1.36 per diluted share, related to the TCJA, from $191.9 million in 2016. Diluted earnings per share was $1.49 in 2017 compared to $2.72 in 2016.
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
Net sales in the EMEA region increased $20.3 million, or 9% (10% constant-currency), to $253.5 million in 2016 from $233.2 million in 2015. The EMEA net sales increase consisted of an increase in our Europe-direct business, partially offset by a net sales decrease in our EMEA distributor business, reflecting a decline in net sales to our Russian distributor, due to the macroeconomic challenges in that region.
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
Net sales of footwear increased $6.6 million, or 1%, to $511.6 million in 2016 from $505.0 million in 2015. The increase in footwear net sales was led by the Columbia brand, followed by the SOREL brand. The footwear net sales increase was led by the United States, followed by the EMEA region, partially offset by lower net sales in Canada and the LAAP region.
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
Selling, General and Administrative Expense:   SG&A expense increased $32.1 million, or 4%, to $864.1 million, or 36.4% of net sales, in 2016, from $832.0 million, or 35.8% of net sales, in 2015. The SG&A expense increase was primarily due to:

•	Increased costs to support our expanding global direct-to-consumer operations;

•	Increased personnel costs to support strategic initiatives and business growth; and

•	Increased information technology investments;
partially offset by:

•	Lower incentive compensation expenses;

•	Cost containment measures that have been implemented throughout the year; and

•	Lower demand creation expenses.
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

Income Tax Expense:    Income tax expense decreased to $58.5 million in 2016 from $67.5 million in 2015. Our effective income tax rate decreased to 22.8% from 27.3% in 2015. The decrease in our effective income tax rate was due to a higher proportion of taxable income in foreign jurisdictions where tax rates are generally lower than the United States, an increased income tax benefit from the utilization of foreign tax credits and an income tax benefit recognized as a result of the Company's early adoption of ASU No. 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Refer to Note 1 of Notes to Consolidated Financial Statements under Changes affecting comparability for further discussion regarding the adoption of ASU No. 2016-09. These comparative income tax benefits were partially offset by a tax benefit that was recognized in 2015 from the utilization of net operating loss carry-forwards and the release of associated valuation allowances in certain international tax jurisdictions.
Net Income Attributable to Columbia Sportswear Company: Net income increased $17.6 million, or 10%, to $191.9 million in 2016 from $174.3 million in 2015. Diluted earnings per share was $2.72 in 2016 compared to $2.45 in 2015.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with our global direct-to-consumer expansion, strategic business initiatives and complementary systems implementations, general corporate needs, and the expansion of our global operations. At December 31, 2017, we had total cash and cash equivalents of $673.2 million, compared to $551.4 million at December 31, 2016. In addition, we had short-term investments of $95.0 million at December 31, 2017, compared to $0.5 million at December 31, 2016. At December 31, 2017, approximately 49% of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries. As a result of the enactment of TCJA and the resulting change to a territorial system of taxation, we no longer intend to permanently reinvest offshore earnings of our foreign subsidiaries accumulated through December 31, 2017.
2017 compared to 2016
Net cash provided by operating activities was $341.1 million in 2017, compared to $275.2 million in 2016. The increase in cash provided by operating activities was primarily driven by a reduction of inventory levels and an increase in accounts payable, partially offset by an increase in accounts receivable during 2017 compared to a decrease in 2016. A significant decline in net income in 2017 relating to incremental non-cash provisional tax expense resulting from the TCJA was offset by corresponding changes in deferred income taxes and taxes payable.
Net cash used in investing activities was $147.8 million in 2017, compared to $49.9 million in 2016. For 2017, net cash used in investing activities primarily consisted of $94.7 million in net purchases of short-term investments and $53.4 million for capital expenditures. For 2016, net cash used in investing activities primarily consisted of $50.0 million for capital expenditures.
Net cash used in financing activities was $84.4 million in 2017, compared to $42.0 million in 2016. For 2017, net cash used in financing activities primarily consisted of dividend payments of $50.9 million, the repurchase of common stock at an aggregate purchase price of $35.5 million and payment of a related-party note payable of $14.2 million, partially offset by net proceeds of $16.3 million from the issuance of common stock related to our stock compensation programs. For 2016, net cash used in financing activities primarily consisted of dividend payments of $48.1 million, partially offset by net proceeds of $8.1 million from the issuance of common stock related to our stock compensation programs.
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
Short-term borrowings and credit lines
We have an unsecured, committed revolving line of credit available to fund our domestic working capital requirements. Monthly variable commitments available for funding average $100.0 million over the course of a calendar year. At December 31, 2017, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined limit of approximately $90.3 million at December 31, 2017. At December 31, 2017, no balance was outstanding under these lines of credit.
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
Our operations and cash flows are affected by seasonal trends typical in the outdoor apparel and footwear industry and have historically resulted in higher sales and profits in the third and fourth calendar quarters. This pattern has resulted primarily from the timing of shipments of fall season products to wholesale customers in the third and fourth quarters and proportionally higher sales in our direct-to-consumer channels in the fourth quarter, combined with proportionally higher inventory purchases in the second and third calendar quarters and an expense base that is more consistent throughout the year. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and existing short-term borrowing arrangements. We plan to fund future cash dividends and share repurchases with cash generated from operating activities.
Contractual obligations
The following table presents our estimated significant contractual commitments (in thousands):

	Year ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Inventory purchase obligations (1)	$266,507	$—	$—	$—	$—	$—	$266,507
Operating lease obligations (2)	68,686	58,286	49,148	42,041	38,416	113,961	370,538
TCJA transition tax obligations (3)	3,996	3,996	3,996	3,996	3,996	29,967	49,947
—————
(1)    Refer to Inventory Purchase Obligations in Note 13 of Notes to Consolidated Financial Statements.
(2)    Refer to Operating Leases in Note 13 of Notes to Consolidated Financial Statements.
(3)    Refer to Income Taxes in Note 10 of Notes to Consolidated Financial Statements.
We have recorded long-term liabilities for net unrecognized tax benefits related to income tax uncertainties in our Consolidated Balance Sheet at December 31, 2017 of approximately $12.2 million; however, these long-term liabilities have not been included in the table above because we are uncertain about whether or when these amounts may be settled. Refer to Note 10 of Notes to Consolidated Financial Statements.
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
The net fair value of our derivative contracts was unfavorable by approximately $11.7 million at December 31, 2017. A 10% unfavorable exchange rate change in the euro, franc, Canadian dollar, yen, and renminbi against the U.S. dollar would have resulted in the net fair value declining by approximately $53.2 million at December 31, 2017. Changes in fair value of derivative contracts resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.
Our negotiated credit facilities generally charge interest based on a benchmark rate such as the London Interbank Offered Rate ("LIBOR").  Fluctuations in short-term interest rates cause interest payments on drawn amounts to increase or decrease.   At December 31, 2017, no balance was outstanding under our credit facilities.
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
Where title passes upon receipt by the customer, predominantly in our European wholesale business, Japan and in certain of our direct ship and e-commerce transactions, precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based on historical and expected delivery times by geographic location. We periodically test the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to seven days. To date, we have found these estimates to be materially accurate.
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
Impairment of Long-Lived Assets, Intangible Assets and Goodwill
Long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, we estimate the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. For the years ended December 31, 2017, 2016 and 2015, we recorded impairment charges for certain underperforming retail stores of $1.4 million, $4.3 million and $4.2 million, respectively.
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

Our 2017 impairment tests of goodwill and intangible assets with indefinite lives indicated that the estimated fair value of all reporting units and intangible assets with indefinite lives exceeded their respective carrying values by more than 20%.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, we recognize income tax expense for the amount of taxes payable or refundable for the current year and for the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and our uncertain tax positions. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our Consolidated Financial Statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position, results of operations or cash flows.
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
Recent Accounting Pronouncements
Refer to "Recent Accounting Pronouncements" in Note 2 of Notes to Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Columbia Sportswear Company
Portland, Oregon

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/    DELOITTE & TOUCHE LLP
Portland, Oregon
February 22, 2018

We have served as the Company’s auditor since at least 1994; however, the specific year has not been determined.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents (Note 20)	$673,166	$551,389
Short-term investments (Note 20)	94,983	472
Accounts receivable, net (Note 5)	364,862	333,678
Inventories	457,927	487,997
Prepaid expenses and other current assets	58,559	38,487
Total current assets	1,649,497	1,412,023
Property, plant, and equipment, net (Note 6)	281,394	279,650
Intangible assets, net (Note 7)	129,555	133,438
Goodwill (Note 7)	68,594	68,594
Deferred income taxes (Note 10)	56,804	92,494
Other non-current assets	27,058	27,695
Total assets	$2,212,902	$2,013,894
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$252,301	$215,048
Accrued liabilities (Note 9)	182,228	142,158
Income taxes payable (Note 10)	19,107	5,645
Total current liabilities	453,636	362,851
Note payable to related party (Note 21)	—	14,053
Other long-term liabilities (Notes 11, 12)	48,735	42,622
Income taxes payable (Note 10)	58,104	12,710
Deferred income taxes (Note 10)	168	147
Total liabilities	560,643	432,383
Commitments and contingencies (Note 13)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 125,000 shares authorized; 69,995 and 69,873 issued and outstanding (Note 14)	45,829	53,801
Retained earnings	1,585,009	1,529,636
Accumulated other comprehensive loss (Note 17)	(8,887)	(22,617)
Total Columbia Sportswear Company shareholders' equity	1,621,951	1,560,820
Non-controlling interest (Note 4)	30,308	20,691
Total equity	1,652,259	1,581,511
Total liabilities and equity	$2,212,902	$2,013,894

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net sales	$2,466,105	$2,377,045	$2,326,180
Cost of sales	1,306,143	1,266,697	1,252,680
Gross profit	1,159,962	1,110,348	1,073,500
Selling, general and administrative expenses	910,894	864,084	831,971
Net licensing income	13,901	10,244	8,192
Income from operations	262,969	256,508	249,721
Interest income, net	4,515	2,003	1,531
Interest expense on note payable to related party (Note 21)	(429)	(1,041)	(1,099)
Other non-operating expense	(321)	(572)	(2,834)
Income before income tax	266,734	256,898	247,319
Income tax expense (Note 10)	(154,419)	(58,459)	(67,468)
Net income	112,315	198,439	179,851
Net income attributable to non-controlling interest	7,192	6,541	5,514
Net income attributable to Columbia Sportswear Company	$105,123	$191,898	$174,337
Earnings per share attributable to Columbia Sportswear Company (Note 16):
Basic	$1.51	$2.75	$2.48
Diluted	1.49	2.72	2.45
Weighted average shares outstanding (Note 16):
Basic	69,759	69,683	70,162
Diluted	70,453	70,632	71,064

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$112,315	$198,439	$179,851
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities (net of tax effects of $0, $0, and ($3), respectively)	—	(2)	(6)
Unrealized gains (losses) on derivative transactions (net of tax effects of $8,176, ($1,922) and ($849), respectively)	(18,005)	843	(2,908)
Foreign currency translation adjustments (net of tax effects of $4, ($347) and ($760), respectively)	34,160	(4,485)	(34,887)
Other comprehensive income (loss)	16,155	(3,644)	(37,801)
Comprehensive income	128,470	194,795	142,050
Comprehensive income attributable to non-controlling interest	9,617	4,678	4,382
Comprehensive income attributable to Columbia Sportswear Company	$118,853	$190,117	$137,668

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$112,315	$198,439	$179,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,945	60,016	56,521
Loss on disposal or impairment of property, plant, and equipment	1,927	4,805	5,098
Deferred income taxes	44,851	(19,178)	(11,709)
Stock-based compensation	11,286	10,986	11,672
Excess tax benefit from employee stock plans	—	—	(7,873)
Changes in operating assets and liabilities:
Accounts receivable	(24,197)	36,710	(40,419)
Inventories	46,662	(18,777)	(103,296)
Prepaid expenses and other current assets	(19,241)	(5,452)	4,411
Other assets	931	(5,948)	(2,524)
Accounts payable	30,568	1,483	11,418
Accrued liabilities	11,581	4,847	(2,017)
Income taxes payable	58,702	4,768	(10,994)
Other liabilities	5,798	2,468	4,966
Net cash provided by operating activities	341,128	275,167	95,105
Cash flows from investing activities:
Purchases of short-term investments	(130,993)	(21,263)	(38,208)
Sales of short-term investments	36,282	21,263	64,980
Capital expenditures	(53,352)	(49,987)	(69,917)
Proceeds from sale of property, plant, and equipment	279	97	144
Net cash used in investing activities	(147,784)	(49,890)	(43,001)
Cash flows from financing activities:
Proceeds from credit facilities	3,374	62,885	53,429
Repayments on credit facilities	(3,374)	(64,825)	(51,479)
Proceeds from issuance of common stock under employee stock plans	19,946	13,167	17,442
Tax payments related to restricted stock unit issuances	(3,662)	(5,117)	(4,895)
Excess tax benefit from employee stock plans	—	—	7,873
Repurchase of common stock	(35,542)	(11)	(70,068)
Cash dividends paid	(50,909)	(48,122)	(43,547)
Payment of related party note payable	(14,236)	—	—
Net cash used in financing activities	(84,403)	(42,023)	(91,245)
Net effect of exchange rate changes on cash	12,836	(1,635)	(4,647)
Net increase (decrease) in cash and cash equivalents	121,777	181,619	(43,788)
Cash and cash equivalents, beginning of year	551,389	369,770	413,558
Cash and cash equivalents, end of year	$673,166	$551,389	$369,770
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$81,045	$70,424	$87,350
Cash paid during the year for interest on note payable to related party	685	1,049	1,115
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	3,188	2,710	4,698

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2015	69,828	$72,700	$1,255,070	$15,833	$11,631	$1,355,234
Net income	—	—	174,337	—	5,514	179,851
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities, net	—	—	—	(6)	—	(6)
Unrealized holding losses on derivative transactions, net	—	—	—	(2,908)	—	(2,908)
Foreign currency translation adjustment, net	—	—	—	(33,755)	(1,132)	(34,887)
Cash dividends ($0.62 per share)	—	—	(43,547)	—	—	(43,547)
Issuance of common stock under employee stock plans, net	835	12,547	—	—	—	12,547
Tax adjustment from stock plans	—	7,925	—	—	—	7,925
Stock-based compensation expense	—	11,672	—	—	—	11,672
Repurchase of common stock	(1,386)	(70,068)	—	—	—	(70,068)
BALANCE, DECEMBER 31, 2015	69,277	34,776	1,385,860	(20,836)	16,013	1,415,813
Net income	—	—	191,898	—	6,541	198,439
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities, net	—	—	—	(2)	—	(2)
Unrealized holding gains on derivative transactions, net	—	—	—	686	157	843
Foreign currency translation adjustment, net	—	—	—	(2,465)	(2,020)	(4,485)
Cash dividends ($0.69 per share)	—	—	(48,122)	—	—	(48,122)
Issuance of common stock under employee stock plans, net	596	8,050	—	—	—	8,050
Stock-based compensation expense	—	10,986	—	—	—	10,986
Repurchase of common stock	—	(11)	—	—	—	(11)
BALANCE, DECEMBER 31, 2016	69,873	53,801	1,529,636	(22,617)	20,691	1,581,511
Net income	—	—	105,123	—	7,192	112,315
Other comprehensive income (loss):
Unrealized holding losses on derivative transactions, net	—	—	1,159	(17,489)	(516)	(16,846)
Foreign currency translation adjustment, net	—	—	—	31,219	2,941	34,160
Cash dividends ($0.73 per share)	—	—	(50,909)	—	—	(50,909)
Issuance of common stock under employee stock plans, net	787	16,284	—	—	—	16,284
Stock-based compensation expense	—	11,286	—	—	—	11,286
Repurchase of common stock	(665)	(35,542)	—	—	—	(35,542)
BALANCE, DECEMBER 31, 2017	69,995	$45,829	$1,585,009	$(8,887)	$30,308	$1,652,259

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
Changes affecting comparability:
Effective January 1, 2016, the Company early-adopted Accounting Standards Update ("ASU") No. 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified how several aspects of share-based payments are accounted for and presented in the financial statements. Under previous guidance, excess tax benefits and deficiencies from stock-based compensation arrangements were recorded in equity when the awards vested or were settled. ASU 2016-09 requires prospective recognition of excess tax benefits and deficiencies in the Consolidated Statements of Operations, resulting in the recognition of excess tax benefits of $6,082,000 and $5,499,000 in income tax expense, rather than in paid-in capital, for the years ended December 31, 2017 and 2016, respectively. If we had retrospectively adopted this guidance, we would have recognized excess tax benefits of $7,925,000 in income tax expense, rather than in paid-in capital, for the year ended December 31, 2015.
In addition, under ASU 2016-09, excess income tax benefits from stock-based compensation arrangements are classified as cash flow from operations, rather than as cash flow from financing activities. The Company elected to apply the cash flow classification guidance of ASU 2016-09 prospectively, resulting in an increase to operating cash flow of $6,227,000 and $5,538,000 for the years ended December 31, 2017 and 2016, respectively, and the year ended December 31, 2015 has not been adjusted.
The Company elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.
ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from assumed future proceeds in the calculation of diluted shares, resulting in an increase in diluted weighted average shares outstanding of 159,387 and 240,016 shares for the years ended December 31, 2017 and 2016, respectively.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and cash equivalents:
Cash and cash equivalents are stated at fair value or at cost, which approximates fair value, and include investments with original maturities of 90 days or less at the date of acquisition. At December 31, 2017, cash and cash equivalents consisted of cash, money market funds, time deposits, U.S. government treasury bills, and U.S. government -backed municipal bonds. At December 31, 2016, cash and cash equivalents consisted of cash, money market funds and time deposits.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments:
At December 31, 2017, short-term investments consisted of U.S. government treasury bills and U.S. government-backed municipal bonds, as well as mutual fund share investments held as part of the Company's deferred compensation plan expected to be distributed in the next twelve months. The U.S. government treasury bills and U.S. government-backed municipal bonds are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in other comprehensive income. Investments held as part of the Company's deferred compensation plan are classified as trading securities and are recorded at fair value with any unrealized gains and losses reported in operating income. Realized gains or losses are determined based on the specific identification method. At December 31, 2016, short-term investments consisted of mutual fund share investments held as part of the Company's deferred compensation plan expected to be distributed in the next twelve months.
At December 31, 2017 and 2016, long-term investments included in other non-current assets consisted of mutual fund shares held to offset liabilities to participants in the Company's deferred compensation plan. The investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported as a component of operating income.
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
Impairment of long-lived assets:
Long-lived assets are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset. Impairment charges for long-lived assets are included in SG&A expense and were $1,401,000, $4,310,000 and $4,171,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Charges during the years ended December 31, 2017, 2016 and 2015 were recorded in the United States and LAAP regions for certain underperforming retail stores.
Intangible assets and goodwill:

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Our 2017 impairment tests of goodwill and intangible assets with indefinite lives indicated that the estimated fair value of all reporting units and intangible assets with indefinite lives exceeded their respective carrying values by more than 20%.
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
Derivatives:
The effective portion of changes in fair values of outstanding cash flow hedges is recorded in other comprehensive income until earnings are affected by the hedged transaction, and any ineffective portion is included in current income. In most cases amounts recorded in other comprehensive income will be released to earnings after maturity of the related derivative. The Consolidated Statements of Operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in cost of sales when the underlying hedged transactions affect earnings. Results of hedges of revenue are recorded in net sales when the underlying hedged transactions affect earnings. Unrealized derivative gains and losses, which are recorded in assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Consolidated Statements of Cash Flows based on their respective balance sheet classifications. Refer to Note 19 for more information on derivatives and risk management.
Foreign currency translation:
The assets and liabilities of the Company's foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the net sales and expenses have been translated into U.S. dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a separate component of accumulated other comprehensive income in shareholders' equity.
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
Where title passes upon receipt by the customer, predominantly in the Company's European wholesale business, Japan and in certain of our direct ship and e-commerce transactions, precise information regarding the date of receipt by the customer is not readily available. In these cases, the Company estimates the date of receipt by the customer based on historical and expected delivery times by geographic location. The Company periodically tests the accuracy of these estimates based on actual transactions. Delivery times vary by geographic location, generally from one to seven days. To date, the Company has found these estimates to be materially accurate.
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
Shipping and handling costs:
Shipping and handling fees billed to customers and consumers are recorded as revenue. The direct costs associated with shipping goods to customers and consumers are recorded as cost of sales. Inventory planning, receiving, storing and handling costs are recorded as a component of SG&A expenses and were $73,880,000, $65,757,000 and $61,338,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Advertising costs:
Advertising costs are expensed in the period incurred and are included in SG&A expenses. Total advertising expense, including cooperative advertising costs, was $121,839,000, $118,663,000 and $120,764,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company's products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs are included in expenses because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated. Cooperative advertising costs were $6,555,000, $8,699,000 and $10,008,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
Recent accounting pronouncements:
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers Topic 606, outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company is adopting this standard effective January 1, 2018, utilizing the modified retrospective approach, with the immaterial cumulative effect of initially applying the new standard recognized in retained earnings.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The new standard primarily impacts the following areas: fees paid to or retained by third parties in conjunction with certain concession-based retail arrangements, historically comprising approximately 2% of net sales, will be classified as a component of SG&A expenses; wholesale sales returns reserves, estimated chargebacks and markdowns, and other provisions for customer refunds will be presented as accrued liabilities rather than netted within accounts receivable; and the estimated cost of inventory associated with sales returns reserves will be presented within other current assets rather than inventories. The Company expects the timing of revenue recognition for its significant revenue streams to remain substantially unchanged, with no material effect on net sales.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, an update to its accounting guidance related to the recognition and measurement of certain financial instruments. This standard requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and also updates certain presentation and disclosure requirements. The Company is adopting this standard effective January 1, 2018, and does not anticipate a material effect on the Company's financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for most leases previously classified as operating leases. This standard is effective beginning in the first quarter of 2019, with early adoption permitted. The Company is evaluating the impact of this guidance and expects the adoption will result in a material increase in the assets and liabilities on the Company's consolidated balance sheets and is not expected to have a material impact on the Company's consolidated statements of operations or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The pronouncement changes the impairment model for most financial assets and will require the use of an "expected loss" model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This standard is effective beginning in the first quarter of 2020. The adoption of ASU 2016-13 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax effects of an intra-entity transfer of an asset, other than inventory, when the transfer occurs, eliminating an exception under current GAAP in which the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. The Company is adopting this standard effective January 1, 2018 by applying the required modified retrospective approach with an initial estimated cumulative-effect adjustment to retained earnings of certain previously deferred tax benefits of $11,181,000, which is subject to change as the Company finalizes its accounting for the effects of the enactment of the TCJA described in Note 10. The Company anticipates the adoption of this standard will result in increased volatility in its future effective income tax rate.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which simplifies the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The Company is early-adopting the standard utilizing the required modified retrospective transition method effective January 1, 2018. The adoption of this standard will not have a material effect on the Company's financial position, results of operations or cash flows.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Subtopic 220), that permits a reclassification from accumulated other comprehensive income (loss) to retained earnings of the stranded tax effects resulting from application of the new federal corporate income tax rate. The Company early adopted this new standard during the fourth quarter of 2017 utilizing the portfolio approach, which resulted in an increase to retained earnings and corresponding decrease to accumulated other comprehensive income (loss) of $1,159,000 due to a change in the U.S. federal income tax rate from 35% to 21% as a result of the TCJA.
NOTE 3—CONCENTRATIONS
Trade receivables
The Company had one customer that accounted for approximately 12.3% and 15.9% of consolidated accounts receivable at December 31, 2017 and 2016, respectively. No single customer accounted for 10% or more of consolidated revenues for any of the years ended December 31, 2017, 2016 or 2015.
Derivatives
The Company uses derivative instruments to hedge the currency exchange rate risk of anticipated transactions denominated in non-functional currencies that are designated and qualify as cash flow hedges. The Company also uses derivative instruments to economically hedge the currency exchange rate risk of certain investment positions, to hedge balance sheet re-measurement risk and to hedge other anticipated transactions that do not qualify as cash flow hedges. At December 31, 2017, the Company's derivative contracts had remaining maturities of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $2,000,000 at December 31, 2017. All of the Company's derivative counterparties have investment grade credit ratings. Refer to Note 19 for further disclosures concerning derivatives.
Country and supplier concentrations
The Company's products are produced by contract manufacturers located outside the United States, principally in Southeast Asia. Apparel is manufactured in approximately 19 countries, with Vietnam and China together accounting for approximately 64% of 2017 global apparel production. Footwear is manufactured in five countries, with China and Vietnam accounting for substantially all of 2017 global footwear production. The five largest apparel factory groups accounted for approximately 29% of 2017 global apparel production, with the largest factory group accounting for 10% of 2017 global apparel production. The five largest footwear factory groups accounted for approximately 75% of 2017 global footwear production, with the largest factory group accounting for 34% of 2017 global footwear production. These companies have multiple factory locations, many of which are in different countries, thus reducing the risk that unfavorable conditions at a single factory or location will have a material adverse effect on the Company.
NOTE 4—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources, Limited ("Swire"), which began operations on January 1, 2014, to support the development and operation of the Company's business in China. The accounts and operations of the joint venture are included in the Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015. Swire's share of the net income of the joint venture is included in net income attributable to non-controlling interest in the Consolidated Statements of Operations. The non-controlling equity interest in the joint venture is presented separately in the Consolidated Balance Sheets and Consolidated Statements of Equity.
NOTE 5—ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, is as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2017	2016
Trade accounts receivable	$373,905	$342,234
Allowance for doubtful accounts	(9,043)	(8,556)
Accounts receivable, net	$364,862	$333,678
NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Land and improvements	$21,065	$20,862
Buildings and improvements	173,919	165,746
Machinery, software and equipment	322,032	301,566
Furniture and fixtures	83,613	79,103
Leasehold improvements	121,949	107,574
Construction in progress	14,627	13,475
	737,205	688,326
Less accumulated depreciation	(455,811)	(408,676)
	$281,394	$279,650
NOTE 7—INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets that are determined to have finite lives include patents, purchased technology and customer relationships and are amortized over their estimated useful lives, which range from approximately 3 to 10 years, and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. Goodwill and intangible assets with indefinite useful lives, including trademarks and trade names, are not amortized but are periodically evaluated for impairment. At December 31, 2017 and 2016, the Company determined that its goodwill and intangible assets were not impaired.
Intangible assets
The following table summarizes the Company's identifiable intangible assets balance (in thousands):

	December 31,
	2017	2016
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198
Customer relationships	23,000	23,000
Gross carrying amount	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(10,651)	(9,321)
Customer relationships	(12,413)	(9,860)
Accumulated amortization	(23,064)	(19,181)
Net carrying amount	14,134	18,017
Intangible assets not subject to amortization	115,421	115,421
Intangible assets, net	$129,555	$133,438

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense was $3,883,000 for the year ended December 31, 2017, and was $5,146,000 for both of the years ended December 31, 2016 and 2015.
Annual amortization expense is estimated to be as follows for the years 2018 through 2022 (in thousands):

2018	$2,980
2019	2,980
2020	2,537
2021	1,650
2022	1,650
NOTE 8—SHORT-TERM BORROWINGS AND CREDIT LINES
The Company has an unsecured, committed revolving line of credit with monthly variable commitments available for funding that average $100,000,000. The maturity date of this agreement is July 1, 2021. Interest, payable monthly, is based on the Company's applicable funded debt ratio, which could range from USD LIBOR plus 87.5 basis points to USD LIBOR plus 162.5 basis points. This line of credit requires the Company to comply with certain financial covenants covering net income, funded debt ratio, fixed charge coverage ratio, and borrowing basis. If the Company is in default, it is prohibited from paying dividends or repurchasing common stock. At December 31, 2017, the Company was in compliance with all associated covenants. At December 31, 2017 and 2016, no balance was outstanding under this line of credit.
The Company's Canadian subsidiary has available an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing up to a maximum of CAD$30,000,000 (US$23,866,000) at December 31, 2017. The revolving line accrues interest at the bank's Canadian prime rate. At December 31, 2017 and 2016 no balance was outstanding under this line of credit.
The Company's European subsidiary has available two separate unsecured and uncommitted lines of credit guaranteed by the parent company providing for borrowing up to a maximum of €25,800,000 and €5,000,000, respectively (combined US$36,784,000), at December 31, 2017. These lines accrue interest based on the European Central Bank refinancing rate plus 100 basis points and the Euro Overnight Index Average plus 75 basis points, respectively. There was no balance outstanding under either line at December 31, 2017 or 2016.
The Company's Japanese subsidiary has two separate unsecured and uncommitted lines of credit guaranteed by the parent company providing for borrowing up to a maximum of US$7,000,000 and ¥300,000,000, respectively (combined US$9,658,000), at December 31, 2017. These lines accrue interest at JPY LIBOR plus 100 basis points and the Bank of Tokyo Prime Rate, respectively. There was no balance outstanding under either line at December 31, 2017 or 2016.
The Company's Korean subsidiary has available an unsecured and uncommitted line of credit guaranteed by the parent company providing for borrowing up to a maximum of US$20,000,000. The revolving line accrues interest at the Korean three-month CD rate plus 220 basis points. There was no balance outstanding under this line at December 31, 2017 or 2016.
NOTE 9—ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued salaries, bonus, paid time off and other benefits	$79,457	$66,227
Accrued import duties	12,420	14,366
Product warranties	12,339	11,455
Other	78,012	50,110
	$182,228	$142,158

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of product warranties is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$11,455	$11,487	$11,148
Provision for warranty claims	4,538	3,802	4,560
Warranty claims	(4,210)	(3,726)	(3,708)
Other	556	(108)	(513)
Balance at end of year	$12,339	$11,455	$11,487
NOTE 10—INCOME TAXES
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to:

•	reducing the U.S. federal corporate tax rate from 35% to 21%;

•	requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries;

•	generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries;

•	requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations;

•	eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized;

•	creating the base erosion anti-abuse tax;

•	a new provision designed to tax global intangible low-taxed income ("GILTI");

•	creating a new limitation on deductible interest expense; and

•	changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
In conjunction with the enactment of the TCJA, the SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting for the effects of the TCJA. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting is complete. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply its accounting on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.
In connection with the Company's initial analysis of the impact of the TCJA, the Company recorded an incremental provisional net tax expense of $95,610,000 during the year ended December 31, 2017. For various reasons that are discussed more fully below, the Company has not completed all of the accounting for the income tax effects of certain elements of the TCJA. In cases where the Company was able to make reasonable estimates of the effects of elements for which the analysis is not yet complete, it recorded provisional amounts for those specific tax affects. The Company has not recorded any adjustments related to those elements for which a reasonable estimate of the tax affects cannot be made, and has continued accounting for those elements on the basis of the tax laws in effect before the TCJA.
The Company's accounting for the following elements of the TCJA is incomplete. However, the Company was able to determine reasonable estimates of certain effects and, therefore, recorded provisional amounts as follows:
Reduction of U.S. federal corporate tax rate:
The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. For certain of the Company's deferred tax assets and liabilities, the Company has recorded a provisional decrease to net deferred tax assets

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $15,017,000, with a corresponding charge to deferred income tax expense of $15,017,000 for the year ended December 31, 2017. While the Company is able to make a reasonable estimate of the impact of the reduction in the U.S. corporate rate, it may be affected by other analyses related to the TCJA, including, but not limited to, the Company's calculation of deemed repatriation of foreign income and the state tax effect of adjustments made to federal temporary differences.
Transition tax on foreign earnings:
The Deemed Repatriation Transition Tax ("Transition Tax") is a U.S. tax on previously untaxed accumulated and current earnings and profits ("E&P") of certain of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company is able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $49,947,000. However, the Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax, including a detailed analysis of E&P data of relevant subsidiaries. The Transition Tax will be paid over an eight year period.
Deferred tax liability associated with future repatriations:
The Company has recorded a provisional estimate of $23,690,000 related to potential withholding tax on future repatriations of foreign earnings. The amount is provisional until additional analysis of the effect of the TCJA has been completed and the Company has further analyzed its applicable foreign earnings.
Disallowance of foreign tax credits:
The Company recorded dividends in 2017 from its foreign subsidiaries for which certain foreign tax credits are no longer allowable under the TCJA. As a result, the Company recorded an additional provisional $6,956,000 of income tax expense, which could be affected by further analysis of the TCJA.
The Company's accounting for the following elements of the TCJA is incomplete and the Company was not able to determine reasonable estimates of certain effects and, therefore, did not record any provisional adjustments:
Global intangible low-taxed income tax:
An estimate has not been recorded related to the new GILTI tax under the TCJA because of the complexity of the new tax rules and the lack of clarity surrounding the application of the relevant accounting guidance. The Company's selection of an accounting policy with respect to the GILTI tax rules will depend, in part, on analyzing the Company's global income to determine whether the Company expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. As a result, the Company is not yet able to reasonably estimate the effect of this provision of the TCJA and has not made an accounting policy election or recorded any amounts related to potential GILTI tax in the Company's financial statements.

Consolidated income from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S. operations	$167,380	$173,798	$173,966
Foreign operations	99,354	83,100	73,353
Income before income tax	$266,734	$256,898	$247,319

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$87,386	$53,840	$61,211
State and local	443	6,370	6,520
Non-U.S.	28,708	18,708	21,014
	116,537	78,918	88,745
Deferred:
Federal	47,087	(12,921)	(8,883)
State and local	4,990	(2,166)	(906)
Non-U.S.	(14,195)	(5,372)	(11,488)
	37,882	(20,459)	(21,277)
Income tax expense	$154,419	$58,459	$67,468
The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,
	2017	2016	2015
	(percent of income)
Provision for federal income taxes at the statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	0.4	1.5	2.2
Non-U.S. income taxed at different rates	(7.8)	(5.8)	(3.9)
Foreign tax credits	(0.1)	(3.0)	(1.7)
Foreign deferred tax asset	(3.0)	(2.5)	—
Reduction of unrecognized tax benefits	—	—	(0.8)
Research credits	(0.7)	(0.8)	(0.9)
Reduction of valuation allowance	—	—	(2.7)
Excess tax benefits from stock plans	(2.3)	(2.1)	—
Other	0.5	0.5	0.1
Actual provision for income taxes, pre-TCJA	22.0	22.8	27.3

Effects of the TCJA:
Reduction of U.S. federal corporate tax rate	5.6	—	—
Transition tax on foreign earnings	18.7	—	—
Deferred tax liability associated with future repatriations	8.9	—	—
Foreign tax credits	2.7	—	—
Provision for income taxes related to the TCJA	35.9	—	—

Actual provision for income taxes	57.9%	22.8%	27.3%

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company's deferred taxes consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Accruals and allowances	$37,971	$51,724
Capitalized inventory costs	21,625	39,661
Stock compensation	3,867	6,476
Net operating loss carryforwards	20,085	3,637
Depreciation and amortization	25,020	19,313
Tax credits	31	443
Foreign currency gain	5,657	—
Other	276	263
Gross deferred tax assets	114,532	121,517
Valuation allowance	(16,428)	(1,323)
Net deferred tax assets	98,104	120,194
Deferred tax liabilities:
Depreciation and amortization	(15,395)	(25,703)
Prepaid expenses	(2,383)	—
Deferred tax liability associated with future repatriations	(23,690)	—
Foreign currency loss	—	(667)
Other	—	(1,477)
Gross deferred tax liabilities	(41,468)	(27,847)
Total net deferred taxes	$56,636	$92,347
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company has foreign net operating loss carryforwards of $72,297,000 as of December 31, 2017, of which $59,943,000 have an unlimited carryforward period and $15,354,000 expire between 2025 and 2027. The net operating losses result in deferred tax assets of $20,085,000 and $3,637,000 at December 31, 2017 and 2016, respectively. These deferred tax assets were subject to a valuation allowance of $16,152,000 and $1,060,000 at December 31, 2017 and 2016, respectively.
At December 31, 2016, the unremitted earnings of foreign subsidiaries outside of the United States for which deferred taxes had not been provided were approximately $422,940,000. Under the transition tax described above, a provisional estimate of $49,947,000 has been recorded for the amount of the tax due on untaxed foreign earnings and profits as of December 31, 2017. While the provisional transition tax may eliminate, in part or in whole, the need for U.S. federal deferred taxes on previously untaxed net foreign earnings and profits, it has not eliminated the potential need for deferred taxes related to the associated future foreign withholding and state taxes. As of December 31, 2017, the Company has recorded provisional deferred tax liabilities of $23,690,000 related to estimated foreign withholding taxes on future repatriations of previously untaxed net foreign earnings and profits.
The Company conducts business globally, and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Japan, South Korea, Switzerland, and the United States. The Company has effectively settled Canadian tax examinations of all years through 2012, U.S. tax examinations of all years through 2013, Japanese tax examinations of all years through 2012, France tax examinations of all years through 2014, and Swiss tax examinations of all years through 2013. The Company's transfer pricing policies are currently under review by the Chinese tax authorities for all tax years after 2013. The Korean National Tax Service concluded an audit of the Company's 2009 through 2013 corporate income tax returns in 2014, and an audit of

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company's 2014 corporate income tax return in 2016. Due to the nature of the findings in both of these audits, the Company has invoked the Mutual Agreement Procedures outlined in the U.S.-Korean income tax treaty. The Company does not anticipate that adjustments relative to this dispute, or any other ongoing tax audits, will result in material changes to its financial condition, results of operations or cash flows. Other than the dispute previously noted, the Company is not currently under examination in any major jurisdiction.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in thousands):

	December 31,
	2017	2016	2015
Balance at beginning of year	$9,998	$11,187	$6,630
Increases related to prior year tax positions	858	2,514	365
Decreases related to prior year tax positions	(2,895)	(5,119)	(2,019)
Increases related to current year tax positions	2,714	1,599	6,564
Expiration of statute of limitations	(163)	(183)	(353)
Balance at end of year	$10,512	$9,998	$11,187
Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months following December 31, 2017 by a range of zero to $2,066,000. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.
Unrecognized tax benefits of $6,892,000 and $7,723,000 would affect the effective tax rate if recognized at December 31, 2017 and 2016, respectively.
The Company recognizes interest expense and penalties related to income tax matters in income tax expense. The Company recognized a net reversal of accrued interest and penalties of $1,402,000 in 2017, and a net increase of accrued interest and penalties of $637,000 in 2016 and a net reversal of accrued interest and penalties of $356,000 in 2015, all of which related to uncertain tax positions. The Company had $1,640,000 and $3,042,000 of accrued interest and penalties related to uncertain tax positions at December 31, 2017 and 2016, respectively.
NOTE 11—OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Straight-line and deferred rent liabilities (Note 13)	$31,016	$30,869
Asset retirement obligations	4,580	3,342
Deferred compensation plan liability (Note 12)	9,319	8,411
Derivative financial instruments (Note 19)	3,820	—
	$48,735	$42,622
NOTE 12—RETIREMENT SAVINGS PLANS
401(k) Profit-Sharing Plan
The Company has a 401(k) profit-sharing plan, which covers substantially all U.S. employees. Participation begins the first day of the quarter following completion of 30 days of service. The Company may elect to make discretionary matching or non-matching contributions. All Company contributions to the plan as determined by the Board of Directors totaled $7,666,000, $7,754,000 and $6,981,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
Deferred Compensation Plan

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Company matching contributions to the plan totaled $210,000, $200,000 and $180,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Participants earn a return on their deferred compensation based on investment earnings of participant-selected mutual funds. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability, or termination of employment.
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
At December 31, 2017 and 2016, the long-term portion of the liability to participants under this plan was $9,319,000 and $8,411,000, respectively, and was recorded in other long-term liabilities. At December 31, 2017 and 2016, the current portion of the participant liability was $1,437,000 and $472,000, respectively, and was recorded in accrued liabilities. At December 31, 2017 and 2016, the fair value of the long-term portion of the mutual fund investments related to this plan was $9,319,000 and $8,411,000, respectively, and was recorded in other non-current assets. At December 31, 2017 and 2016, the current portion of the mutual fund investments related to this plan was $1,437,000 and $472,000, respectively, and was recorded in short-term investments.
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
Rent expense, including percentage rent but excluding operating costs for which the Company is obligated, consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Rent expense included in SG&A expense	$84,564	$75,457	$67,881
Rent expense included in Cost of sales	1,557	1,626	1,689
	$86,121	$77,083	$69,570
Operating lease obligations listed below do not include percentage rent, real estate taxes, insurance, CAM, and other costs for which the Company is obligated. These operating lease commitments are not reflected on the Consolidated Balance Sheets. Approximate future minimum payments, including rent escalation clauses and committed leases for stores that are not yet open, on all lease obligations at December 31, 2017, are as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2018	$68,686
2019	58,286
2020	49,148
2021	42,041
2022	38,416
Thereafter	113,961
$370,538
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders for sourced apparel, footwear, accessories, and equipment, and raw material commitments not included in open production purchase orders. At December 31, 2017, inventory purchase obligations were $266,507,000.
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
NOTE 14—SHAREHOLDERS' EQUITY
Since the inception of the Company's stock repurchase plan in 2004 through December 31, 2017, the Company's Board of Directors has authorized the repurchase of $700,000,000 of the Company's common stock. As of December 31, 2017, the Company had repurchased 21,658,035 shares under this program at an aggregate purchase price of approximately $562,064,000. During the year ended December 31, 2017, the Company purchased an aggregate of $35,542,000 of common stock under the stock repurchase plan. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
NOTE 15—STOCK-BASED COMPENSATION
The Company's stock incentive plan (the "Plan") provides for issuance of up to 20,800,000 shares of the Company's common stock, of which 2,701,396 shares were available for future grants under the Plan at December 31, 2017. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.
Stock-based compensation expense consisted of the following (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2017	2016	2015
Cost of sales	$243	$233	$326
SG&A expense	11,043	10,753	11,346
Pre-tax stock-based compensation expense	11,286	10,986	11,672
Income tax benefits	(1,778)	(3,969)	(4,044)
Total stock-based compensation expense, net of tax	$9,508	$7,017	$7,628
The Company realized a tax benefit for the deduction from stock-based award transactions of $10,463,000, $9,576,000 and $11,872,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The following table presents the weighted average assumptions for the years ended December 31:

	2017	2016	2015
Expected term	4.54 years	4.63 years	4.60 years
Expected stock price volatility	28.91%	29.79%	26.57%
Risk-free interest rate	1.73%	1.17%	1.20%
Expected dividend yield	1.29%	1.20%	1.26%
Weighted average grant date fair value	$13.11	$13.38	$10.36

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2015	2,640,785	$28.00	6.50	$43,682
Granted	500,761	48.46
Cancelled	(172,018)	34.59
Exercised	(680,658)	25.63
Options outstanding at December 31, 2015	2,288,870	32.69	6.50	38,209
Granted	430,544	56.63
Cancelled	(117,699)	47.33
Exercised	(450,173)	29.25
Options outstanding at December 31, 2016	2,151,542	37.40	6.39	45,253
Granted	540,537	55.90
Cancelled	(246,450)	50.62
Exercised	(675,742)	29.52
Options outstanding at December 31, 2017	1,769,887	$44.22	6.69	$48,962
Options vested and expected to vest at December 31, 2017	1,704,394	$43.77	6.61	$47,904
Options exercisable at December 31, 2017	875,433	$34.17	4.95	$33,016
The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company's closing stock price on that day.
Total stock option compensation expense for the years ended December 31, 2017, 2016 and 2015 was $3,843,000, $3,896,000 and $3,637,000, respectively. At December 31, 2017, unrecognized costs related to stock options totaled approximately $7,166,000, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at December 31, 2017 are expected to be recognized over a weighted average period of 2.35 years. The aggregate intrinsic value of stock options exercised was $19,836,000, $12,976,000 and $20,400,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2017, 2016 and 2015 was $19,946,000, $13,167,000 and $17,442,000, respectively.
Restricted Stock Units
Service-based restricted stock units are granted at no cost to key employees and generally vest over a period of four years. Performance-based restricted stock units are granted at no cost to certain members of the Company's senior executive team, excluding the Chairman of the Board of Directors and the Chief Executive Officer. Performance-based restricted stock units granted after 2009 generally vest over a performance period of between two and three years. Restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance or Company performance or both. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. For the years ended December 31, 2017, 2016 and 2015, the Company withheld 65,437, 88,335 and 90,355 shares, respectively, to satisfy $3,662,000, $5,127,000 and $4,895,000 of employees' tax obligations, respectively.
The fair value of service-based and performance-based restricted stock units is discounted by the present value of the estimated future stream of dividends over the vesting period using the Black-Scholes model. The relevant inputs and

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions used in the Black-Scholes model to compute the discount are the vesting period, expected annual dividend yield and closing price of the Company's common stock on the date of grant.
The following table presents the weighted average assumptions for the years ended December 31:

	2017	2016	2015
Vesting period	3.87 years	3.57 years	3.82 years
Expected dividend yield	1.30%	1.08%	1.14%
Estimated average fair value per restricted stock unit granted	$52.45	$55.93	$51.07
The following table summarizes the restricted stock unit activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2015	658,760	$31.03
Granted	207,040	51.07
Vested	(243,765)	28.09
Forfeited	(68,746)	34.57
Restricted stock units outstanding at December 31, 2015	553,289	38.85
Granted	205,734	55.93
Vested	(235,059)	33.98
Forfeited	(57,489)	46.35
Restricted stock units outstanding at December 31, 2016	466,475	47.23
Granted	270,169	52.45
Vested	(176,654)	42.32
Forfeited	(110,515)	48.13
Restricted stock units outstanding at December 31, 2017	449,475	$52.07
Restricted stock unit compensation expense for the years ended December 31, 2017, 2016 and 2015 was $7,443,000, $7,090,000 and $8,035,000, respectively. At December 31, 2017, unrecognized costs related to restricted stock units totaled approximately $14,174,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at December 31, 2017 are expected to be recognized over a weighted average period of 2.24 years. The total grant date fair value of restricted stock units vested during the years ended December 31, 2017, 2016 and 2015 was $7,477,000, $7,988,000 and $6,848,000, respectively.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Weighted average common shares outstanding, used in computing basic earnings per share	69,759	69,683	70,162
Effect of dilutive stock options and restricted stock units	694	949	902
Weighted-average common shares outstanding, used in computing diluted earnings per share	70,453	70,632	71,064
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$1.51	$2.75	$2.48
Diluted	1.49	2.72	2.45
Stock options and service-based restricted stock units representing 887,595, 517,654 and 154,170 shares of common stock for the years ended December 31, 2017, 2016 and 2015, respectively, were outstanding but were excluded in the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 40,848, 63,430 and 122,858 shares for the years ended December 31, 2017, 2016 and 2015, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.
NOTE 17—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of applicable taxes, reported on the Company's Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on derivative transactions and foreign currency translation adjustments. The following table sets forth the changes in accumulated other comprehensive income (loss) attributable to Columbia Sportswear Company, net of related tax effects, for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Unrealized losses on available for sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at January 1, 2015	$4	$8,995	$6,834	$15,833
Other comprehensive income (loss) before reclassifications	(6)	9,791	(33,755)	(23,970)
Amounts reclassified from other comprehensive income	—	(12,699)	—	(12,699)
Net other comprehensive income (loss) during the year	(6)	(2,908)	(33,755)	(36,669)
Balance at December 31, 2015	(2)	6,087	(26,921)	(20,836)
Other comprehensive income (loss) before reclassifications	(2)	420	(2,465)	(2,047)
Amounts reclassified from other comprehensive income	—	266	—	266
Net other comprehensive income (loss) during the year	(2)	686	(2,465)	(1,781)
Balance at December 31, 2016	(4)	6,773	(29,386)	(22,617)
Other comprehensive income (loss) before reclassifications	—	(15,559)	31,219	15,660
Amounts reclassified from other comprehensive income	—	(1,930)	—	(1,930)
Net other comprehensive income (loss) during the year	—	(17,489)	31,219	13,730
Balance at December 31, 2017	$(4)	$(10,716)	$1,833	$(8,887)
All reclassification adjustments related to derivative transactions are recorded in Cost of sales on the Consolidated Statements of Operations. Refer to Note 19 for further information regarding derivative instrument reclassification adjustments.

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
The geographic distribution of the Company's net sales, income from operations, interest income (expense), income tax (expense) benefit, and depreciation and amortization expense are summarized in the following tables (in thousands) for the years ended December 31, 2017, 2016 and 2015 and for accounts receivable, net, inventories and property, plant and equipment, net, at December 31, 2017 and 2016.

	2017	2016	2015
Net sales to unrelated entities:
United States	$1,520,026	$1,505,302	$1,455,283
LAAP	475,128	453,686	469,140
EMEA	293,700	253,487	233,226
Canada	177,251	164,570	168,531
	$2,466,105	$2,377,045	$2,326,180

Segment income from operations:
United States	$334,207	$331,706	$309,162
LAAP	73,748	61,994	65,846
EMEA	11,897	8,403	8,664
Canada	26,427	19,010	23,772
Total segment income from operations	446,279	421,113	407,444
Unallocated corporate expenses	(183,310)	(164,605)	(157,723)
Interest income, net	4,515	2,003	1,531
Interest expense on note payable to related party	(429)	(1,041)	(1,099)
Other non-operating expense	(321)	(572)	(2,834)
Income before income tax	$266,734	$256,898	$247,319

Interest income (expense), net:
United States	$2,573	$2,334	$4,765
LAAP	289	(216)	(555)
EMEA	7,072	2,663	152
Canada	(5,419)	(2,778)	(2,831)
	$4,515	$2,003	$1,531

Income tax (expense) benefit:
United States	$(129,194)	$(45,584)	$(58,487)
LAAP	(14,935)	(12,345)	(10,058)

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EMEA	(4,716)	1,507	5,305
Canada	(5,574)	(2,037)	(4,228)
	$(154,419)	$(58,459)	$(67,468)

Depreciation and amortization expense:
United States	$24,662	$24,920	$25,490
LAAP	6,495	6,392	5,437
EMEA	4,043	3,189	2,419
Canada	2,831	2,912	3,020
Unallocated corporate expense	21,914	22,603	20,155
	$59,945	$60,016	$56,521

Accounts receivable, net:
United States	$180,742	$162,017
LAAP	95,765	84,947
EMEA	42,659	42,195
Canada	45,696	44,519
	$364,862	$333,678

Inventories:
United States	$285,481	$308,721
LAAP	84,149	95,033
EMEA	57,055	51,226
Canada	31,242	33,017
	$457,927	$487,997

Property, plant and equipment, net:
United States	$206,172	$211,572
Canada	30,318	28,159
All other countries	44,904	39,919
	$281,394	$279,650

Net sales by product category:
Apparel, accessories and equipment	$1,927,957	$1,865,449	$1,821,182
Footwear	538,148	511,596	504,998
	$2,466,105	$2,377,045	$2,326,180
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Our subsidiaries and joint venture that use European euros, Canadian dollars, Japanese yen, or Chinese renminbi as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. The Company's prAna subsidiary uses U.S. dollars as its functional currency and is exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, the change in fair value attributable to changes in forward points is excluded from the determination of hedge effectiveness and included in current cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales. Hedge ineffectiveness was not material during the years ended December 31, 2017, 2016 and 2015.
The Company also uses foreign currency forward contracts not formally designated as hedges using euros, yen, Canadian dollars, British pounds and Swiss francs to manage the consolidated currency exchange risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, payables, and intercompany loans. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in other non-operating income (expense), net by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	December 31,
	2017	2016
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$448,448	$206,000
Derivative instruments not designated as hedges:
Currency forward contracts	231,161	184,940
At December 31, 2017, approximately $10,261,000 of deferred net losses on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to income before tax during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the euro, Canadian dollar, yen, and renminbi when outstanding derivative contracts mature.
At December 31, 2017, the Company's derivative contracts had remaining maturities of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $2,000,000 at December 31, 2017. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. Finally, the Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

		December 31,
	Balance Sheet Classification	2017	2016
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$1,648	$9,805
Currency forward contracts	Other non-current assets	335	1,969
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	9,336	106
Currency forward contracts	Other long-term liabilities	3,820	—
Derivative instruments not designated as hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	683	1,361
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,229	180

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effect and classification of derivative instruments for the years ended December 31, 2017, 2016 and 2015 (in thousands):

		For the Year Ended December 31,
	Statement Of Operations Classification	2017	2016	2015
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income, net of tax	—	$(15,862)	$583	$9,791
Gain (loss) reclassified from accumulated other comprehensive income to income for the effective portion	Cost of sales	1,195	(724)	15,446
Loss reclassified from accumulated other comprehensive income to income as a result of cash flow hedge discontinuance	Cost of sales	—	(24)	—
Gain reclassified from accumulated other comprehensive income to income for the effective portion	Net sales	144	115	385
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	2,843	1,240	(209)
Loss reclassified from accumulated other comprehensive income to income as a result of cash flow hedge discontinuance	Other non-operating expense	(178)	—	—
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	6	1	(30)
Derivative instruments not designated as hedges:
Gain (loss) recognized in income	Other non-operating expense	(3,943)	2,739	2,838
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

Level 3	– unobservable inputs for which there is little or no market data available, that require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 are as follows (in thousands):

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$282,860	$—	$—	$282,860
Time deposits	52,808	—	—	52,808
U.S. Government treasury bills	—	4,995	—	4,995
U.S. Government-backed municipal bonds	—	25,338	—	25,338
Available-for-sale short-term investments
U.S. Government treasury bills	—	19,963	—	19,963
U.S. Government-backed municipal bonds	—	73,582	—	73,582
Other short-term investments:
Mutual fund shares	1,438	—	—	1,438
Other current assets:
Derivative financial instruments (Note 19)	—	2,331	—	2,331
Non-current assets:
Derivative financial instruments (Note 19)	—	335	—	335
Mutual fund shares	9,319	—	—	9,319
Total assets measured at fair value	$346,425	$126,544	$—	$472,969
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 19)	$—	$10,565	$—	$10,565
Other long-term liabilities
Derivative financial instruments (Note 19)	—	3,820	—	3,820
Total liabilities measured at fair value	$—	$14,385	$—	$14,385
Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$299,769	$—	$—	$299,769
Time deposits	73,127	—	—	73,127
Other short-term investments:
Mutual fund shares	472	—	—	472
Other current assets:
Derivative financial instruments (Note 19)	—	11,166	—	11,166
Non-current assets:
Derivative financial instruments (Note 19)	—	1,969	—	1,969
Mutual fund shares	8,411	—	—	8,411
Total assets measured at fair value	$381,779	$13,135	$—	$394,914
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 19)	$—	$286	$—	$286
Total liabilities measured at fair value	$—	$286	$—	$286
Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no material assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2017 or 2016.
NOTE 21—RELATED PARTY TRANSACTIONS
The Company owns a 60% controlling interest in a joint venture formed with Swire. The joint venture arrangement involves Transition Services Agreements ("TSAs") with Swire, under which Swire provides administrative and information technology services to the joint venture. The Company continues to reduce its costs under the TSAs as it internalizes the back-office functions and related personnel, including the transition of the joint venture's systems to the Company's platform in the second quarter of 2017. The joint venture incurred service fees, valued under these TSAs at Swire's cost of $1,006,000, $3,294,000 and $5,974,000 for the years ended December 31, 2017, 2016 and 2015, respectively. These fees are included in SG&A expenses on the Consolidated Statements of Operations. In addition, the joint venture pays Swire sourcing fees related to the purchase of certain inventory. These sourcing fees are capitalized into inventories and charged to cost of sales as the inventories are sold. For the years ended December 31, 2017, 2016 and 2015, the joint venture incurred sourcing fees of $21,000, $71,000 and $396,000, respectively.
In 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as a note payable to related party in the Consolidated Balance Sheets as of December 31, 2016. In June 2017, the Company repaid these loans, including the note with Swire in the principal amount of RMB 97,600,000 (USD 14,236,000), and as such, the balance on the Consolidated Balance Sheets is zero at December 31, 2017. Interest expense related to this note was $429,000, $1,041,000 and $1,099,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017 and 2016, payables to Swire for service fees and interest expense totaled $89,000 and $707,000, respectively, and were included in accounts payable on the Consolidated Balance Sheets.
Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's normal third-party distributor terms and pricing.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA (Unaudited)
The following table summarizes the Company's quarterly financial data for the past two years ended December 31, 2017 (in thousands, except per share amounts):

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$543,793	$398,904	$747,367	$776,041
Gross profit	258,467	180,862	349,190	371,443
Net income (loss) attributable to Columbia Sportswear Company (1)	36,006	(11,535)	87,724	(7,072)
Earnings (loss) per share attributable to Columbia Sportswear Company
Basic	$0.52	$(0.17)	$1.26	$(0.10)
Diluted	0.51	(0.17)	1.25	(0.10)
(1) Fourth quarter net loss included incremental provisional income tax expenses of $95.6 million related to the effects of the TCJA. Refer to Note 10 of the Consolidated Financial Statements for further information.

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

Under the supervision and with the participation of our management, the Company assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).  Based on our assessment the Company believe that, as of December 31, 2017, the Company's internal control over financial reporting is effective based on those criteria.
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
There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Columbia Sportswear Company
Portland, Oregon

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    DELOITTE & TOUCHE LLP
Portland, Oregon
February 22, 2018

Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The sections of our 2018 Proxy Statement entitled "Election of Directors," "Corporate Governance - Code of Business Conduct and Ethics," "Corporate Governance - Board Committees," "Corporate Governance - Director Nomination Policy," and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference.
See Item 4A of this Annual Report on Form 10-K for information regarding our executive officers.
Item 11.    EXECUTIVE COMPENSATION
The sections of our 2018 Proxy Statement entitled "Executive Compensation," "Director Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" are incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The sections of our 2018 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" are incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The sections of our 2018 Proxy Statement entitled "Corporate Governance - Certain Relationships and Related Person Transactions," "Corporate Governance - Related Person Transactions Approval Process," and "Corporate Governance - Independence" are incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The sections of our 2018 Proxy Statement entitled "Ratification of Selection of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services" and "Pre-Approval Policy" are incorporated herein by reference.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (a)(2) Financial Statements. The Financial Statements of Columbia and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 42 to 74 of this Annual Report. The financial statement schedule required to be filed by Item 8 and paragraph (b) of this Item 15 is included below.
(a)(3) See Exhibit Index below for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
Year Ended December 31, 2017:
Allowance for doubtful accounts	$8,556	$3,296	$(3,174)	$365	$9,043
Allowance for sales returns and miscellaneous claims	39,768	80,116	(75,066)	1,488	46,306
Year Ended December 31, 2016:
Allowance for doubtful accounts	$9,928	$2,037	$(3,406)	$(3)	$8,556
Allowance for sales returns and miscellaneous claims	40,510	49,822	(50,548)	(16)	39,768
Year Ended December 31, 2015:
Allowance for doubtful accounts	$8,943	$2,788	$(1,239)	$(564)	$9,928
Allowance for sales returns and miscellaneous claims	27,379	54,017	(40,022)	(864)	40,510
—————

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.

(b)	Amounts included in this column primarily relate to foreign currency translation.

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
Columbia Sportswear Company 1997 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017) (File No. 000-23939)

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
Employment Offer Letter from Columbia Sportswear Company to Franco Fogliato (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017) (File No. 000-23939)

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
Long-Term Cash Incentive Plan of Columbia Sportswear Company, effective as of March 1, 2015 (incorporated by reference to exhibit 10.2(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2016) (File No. 000-23939)

+	10.2(l)	Form of Restricted Stock Unit Award Agreement for restricted stock units granted on or after July 20, 2017
+	10.2(m)	Form of Nonstatutory Stock Option Agreement for stock options granted on or after July 20, 2017
+	10.4
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

Exhibit No.		Exhibit Name
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
Seventh amendment to Credit Agreement dated September 29, 2015 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on October 2, 2015) (File No. 0-23939)

10.5(h)
Eighth amendment to Credit Agreement effective as of June 30, 2016 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on August 2, 2016) (File No. 0-23939)

10.5(i)
Ninth amendment to Credit Agreement dated May 26, 2017 among Columbia Sportswear Company,Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on May 30, 2017) (File No. 0-23939)

*	10.9	Form of Indemnity Agreement for Directors (incorporated by reference to exhibit 10.17 to the Company's Registration Statement Filed on Form S-1 filed on December 24, 1997) (File No. 333-43199)
+	10.10	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939)
+	10.11
Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013) (File No. 000-23939)

+	10.12	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)
	21.1	Subsidiaries of the Company
	23.1	Consent of Deloitte & Touche LLP
	31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Senior Vice President and Chief Financial Officer
	32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer
	32.2	Section 1350 Certification of Jim A. Swanson, Senior Vice President and Chief Financial Officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
——————

+	Management Contract or Compensatory Plan

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
Date: February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signatures	Title
/s/	TIMOTHY P. BOYLE	President, Chief Executive Officer and Director (Principal Executive Officer)
Timothy P. Boyle
/s/	JIM A. SWANSON	Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Jim A. Swanson
/s/	GERTRUDE BOYLE	Chairman of the Board of Directors
Gertrude Boyle
/s/	SARAH A. BANY	Director
Sarah A. Bany
/s/	EDWARD S. GEORGE	Director
Edward S. George
/s/	MURREY R. ALBERS	Director
Murrey R. Albers
/s/	WALTER T. KLENZ	Director
Walter T. Klenz
/s/	STEPHEN E. BABSON	Director
Stephen E. Babson
/s/	ANDY D. BRYANT	Director
Andy D. Bryant
/s/	RONALD E. NELSON	Director
Ronald E. Nelson
/s/	MALIA H. WASSON	Director
Malia H. Wasson

Date: February 22, 2018