Form 10-Q
period 2018-03-31
COLUMBIA SPORTSWEAR CO
filed 2018-05-03
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on April 20, 2018 was 70,005,333.

COLUMBIA SPORTSWEAR COMPANY
MARCH 31, 2018

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2018	December 31, 2017	March 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$717,216	$673,166	$556,006
Short-term investments	90,978	94,983	34,470
Accounts receivable, net of allowance of $7,696, $9,043, $7,726 and respectively	316,415	364,862	260,456
Inventories	405,971	457,927	398,842
Prepaid expenses and other current assets	72,788	58,559	40,863
Total current assets	1,603,368	1,649,497	1,290,637
Property, plant and equipment, at cost, net of accumulated depreciation of $467,047, $455,811 and $421,809, respectively	281,213	281,394	279,730
Intangible assets, net (Note 5)	128,810	129,555	132,151
Goodwill	68,594	68,594	68,594
Deferred income taxes	77,043	56,804	90,109
Other non-current assets	29,656	27,058	26,853
Total assets	$2,188,684	$2,212,902	$1,888,074
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	167,328	252,301	95,253
Accrued liabilities (Note 6)	206,145	182,228	126,866
Income taxes payable	10,261	19,107	5,798
Total current liabilities	383,734	453,636	227,917
Note payable to related party (Note 14)	—	—	14,171
Other long-term liabilities	51,888	48,735	42,872
Income taxes payable	61,538	58,104	10,948
Deferred income taxes	171	168	149
Total liabilities	497,331	560,643	296,057
Commitments and contingencies (Note 12)
Columbia Sportswear Company Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 125,000 shares authorized; 70,113, 69,995, and 69,634, issued and outstanding, respectively (Note 9)	36,190	45,829	28,020
Retained earnings	1,629,279	1,585,009	1,553,143
Accumulated other comprehensive loss (Note 8)	(8,949)	(8,887)	(12,892)
Total Columbia Sportswear Company shareholders' equity	1,656,520	1,621,951	1,568,271
Non-controlling interest (Note 4)	34,833	30,308	23,746
Total equity	1,691,353	1,652,259	1,592,017
Total liabilities and equity	$2,188,684	$2,212,902	$1,888,074
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales	$607,308	$543,793
Cost of sales	307,870	285,326
Gross profit	299,438	258,467
Selling, general and administrative expenses	243,368	212,815
Net licensing income	3,251	2,353
Income from operations	59,321	48,005
Interest income, net	2,296	955
Interest expense on note payable to related party (Note 14)	—	(249)
Other non-operating expense, net	(268)	(53)
Income before income tax	61,349	48,658
Income tax expense	(12,620)	(9,773)
Net income	48,729	38,885
Net income attributable to non-controlling interest	3,622	2,879
Net income attributable to Columbia Sportswear Company	$45,107	$36,006
Earnings per share attributable to Columbia Sportswear Company (Note 9):
Basic	$0.64	$0.52
Diluted	$0.64	$0.51
Cash dividends per share	$0.22	$0.18
Weighted average shares outstanding (Note 9):
Basic	70,080	69,606
Diluted	70,843	70,414
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	48,729	$38,885
Other comprehensive income:
Unrealized holding gains on available-for-sale securities	4	4
Unrealized losses on derivative transactions (net of tax effects of $1,385 and $880, respectively)	(4,907)	(1,605)
Foreign currency translation adjustments (net of tax effects of ($1,544) and ($91), respectively)	6,259	11,502
Other comprehensive income	1,356	9,901
Comprehensive income	50,085	48,786
Comprehensive income attributable to non-controlling interest	4,525	3,055
Comprehensive income attributable to Columbia Sportswear Company	$45,560	$45,731
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$48,729	$38,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,536	14,940
Loss on disposal and impairment of property, plant, and equipment	20	160
Deferred income taxes	3,252	4,426
Stock-based compensation	3,113	2,941
Changes in operating assets and liabilities:
Accounts receivable	115,414	76,619
Inventories	32,133	94,487
Prepaid expenses and other current assets	(1,912)	(2,139)
Other assets	(2,340)	1,336
Accounts payable	(87,492)	(122,824)
Accrued liabilities	(45,000)	(18,961)
Income taxes payable	(6,038)	(1,738)
Other liabilities	2,937	97
Net cash provided by operating activities	77,352	88,229
Cash flows from investing activities:
Purchases of short-term investments	(33,178)	(33,813)
Sales of short-term investments	37,121	—
Capital expenditures	(12,290)	(11,275)
Proceeds from sale of property, plant, and equipment	19	27
Net cash used in investing activities	(8,328)	(45,061)
Cash flows from financing activities:
Proceeds from credit facilities	—	400
Repayments on credit facilities	—	(400)
Proceeds from issuance of common stock under employee stock plans	9,380	7,791
Tax payments related to restricted stock unit issuances	(4,033)	(3,513)
Repurchase of common stock	(18,099)	(33,000)
Cash dividends paid	(15,452)	(12,499)
Net cash used in financing activities	(28,204)	(41,221)
Net effect of exchange rate changes on cash	3,230	2,670
Net increase in cash and cash equivalents	44,050	4,617
Cash and cash equivalents, beginning of period	673,166	551,389
Cash and cash equivalents, end of period	$717,216	$556,006
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$24,510	$12,951
Cash paid during the period for interest on note payable to related party	—	253
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$4,000	$4,206
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the "Company") and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company's financial position as of March 31, 2018 and 2017, and the results of operations and cash flows for the three months ended March 31, 2018 and 2017. The December 31, 2017 financial information was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as disclosed below and in Note 3, pertaining to our adoption of new accounting pronouncements, there have been no significant changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Recently Adopted Accounting Pronouncements:
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, collectively referred to as ASC 606, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard, utilizing the modified retrospective approach, with the cumulative effect of initially applying the new standard recognized in retained earnings. Accordingly, comparative prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods.
In addition, the adoption of ASC 606 had the following effects: (1) fees paid to or retained by third parties in conjunction with certain concession-based retail arrangements in our Latin America and Asia Pacific ("LAAP") region, historically comprising approximately 2% of net sales, are now recognized as a component of selling, general and administrative ("SG&A") expenses; (2) wholesale sales returns reserves, estimated chargebacks and markdowns, and other provisions for customer refunds are now presented as accrued liabilities rather than netted within accounts receivable; and (3) the estimated cost of inventory associated with sales returns reserves are now presented within other current assets rather than inventories. The Company expects the timing of revenue recognition for its significant revenue streams to remain substantially unchanged, with no material effect on net sales. See the table below for the effect of the adoption of the standard on our Condensed Consolidated Balance Sheets as of January 1, 2018.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

On January 1, 2018, the Company adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax effects of an intra-entity transfer of an asset, other than inventory, when the transfer occurs, eliminating an exception under previous GAAP in which the tax effects of intra-entity asset transfers were deferred until the transferred asset is sold to a third party or otherwise recovered through use. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. The Company adopted this standard effective January 1, 2018 by applying the required modified retrospective approach with a cumulative-effect adjustment to retained earnings of certain previously deferred tax benefits. The Company anticipates the adoption of this standard will result in increased volatility in its future effective income tax rate. See the table below for the effect of the adoption of the standard on our Condensed Consolidated Balance Sheets as of January 1, 2018.
On January 1, 2018, the Company early-adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which simplifies the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements, and includes certain targeted improvements to ease the application of the assessment of hedge effectiveness. The Company utilized the required modified retrospective transition method with the cumulative effect of initially applying the new standard recognized in retained earnings. See the table below for the effect of the adoption of the standard on our Condensed Consolidated Balance Sheets as of January 1, 2018.
On January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and also updates certain presentation and disclosure requirements. The Company does not anticipate a material effect on the Company's financial position, results of operations or cash flows due to the adoption of this standard.
The following table presents the effect of the adoption of ASC 606, ASU 2016-16 and ASU 2017-12 on our Condensed Consolidated Balance Sheets as of January 1, 2018 (in thousands):

	January 1, 2018
	December 31, 2017	Adjustments due to ASC 606	Adjustments due to ASU 2016-16	Adjustments due to ASU 2017-12	January 1, 2018
Accounts receivable, net	$364,862	$64,519	$—	$—	$429,381
Inventories	457,927	(24,037)	—	—	433,890
Prepaid expenses and other current assets	58,559	24,037	(11,814)	—	70,782
Total current assets	1,649,497	64,519	(11,814)	—	1,702,202
Deferred income taxes	56,804	(519)	23,484	—	79,769
Total assets	2,212,902	64,000	11,670	—	2,288,572
Accrued liabilities	182,228	61,340	—	—	243,568
Income taxes payable	19,107	230	—	—	19,337
Total current liabilities	453,636	61,570	—	—	515,206
Total liabilities	560,643	61,570	—	—	622,213
Retained earnings	1,585,009	2,430	11,670	515	1,599,624
Accumulated other comprehensive loss	(8,887)	—	—	(515)	(9,402)
Total liabilities and equity	$2,212,902	$64,000	$11,670	$—	$2,288,572

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In accordance with the requirements of ASC 606, the effects of adoption of this standard on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations were as follows (in thousands):

	March 31, 2018
	As Reported	Effect of Standard	Balances Without Adoption of ASC 606
Accounts receivable, net	$316,415	$56,768	$259,647
Inventories	405,971	(18,175)	424,146
Prepaid expenses and other current assets	72,788	18,175	54,613
Total current assets	1,603,368	56,768	1,546,600
Total assets	2,188,684	56,768	2,131,916
Accrued liabilities	206,145	56,768	149,377
Total current liabilities	383,734	56,768	326,966
Total liabilities	497,331	56,768	440,563
Total liabilities and equity	$2,188,684	$56,768	$2,131,916

	Three Months Ended March 31, 2018
	As Reported	Effect of Standard	Balances Without Adoption of ASC 606
Net sales	$607,308	$8,257	$599,051
Gross profit	299,438	8,257	291,181
Selling, general and administrative expenses	$243,368	$8,257	$235,111
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for most leases previously classified as operating leases. The Company will adopt the new standard on January 1, 2019. The ASU is required to be applied using a modified retrospective approach at the beginning of the earliest period presented, with optional practical expedients. However, the FASB recently proposed an optional transition alternative, currently subject to approval, which would allow for application of the guidance at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period presented.
The Company is currently evaluating the impact of this guidance, including reviewing the standard's provisions and gathering and analyzing data to support further evaluation of real estate and non-real estate leases and identifying arrangements that may contain embedded leases. The Company is also evaluating the impact of the new accounting standard on the Company's financial statement disclosures, systems, processes and controls. Based on these efforts, the Company expects the adoption will result in a material increase in the assets and liabilities on its Consolidated Balance Sheets and is not expected to have a material effect on the results of operations or cash flows.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 3—REVENUES
Disaggregated Revenue
The following tables disaggregate our operating segment revenue by product category and sales channel (in thousands), which we believe provides a meaningful depiction how the nature, timing, and uncertainty of revenues are affected by economic factors:

	Three Months Ended March 31, 2018
	United States	LAAP	EMEA	Canada	Total
Product category revenues
Apparel, Accessories and Equipment	$313,326	$96,380	$47,475	$32,778	$489,959
Footwear	49,518	35,189	24,300	8,342	117,349
Total	$362,844	$131,569	$71,775	$41,120	$607,308

Sales channel revenues
Wholesale	$186,840	$68,187	$57,581	$31,331	$343,939
Direct-to-consumer	176,004	63,382	14,194	9,789	263,369
Total	$362,844	$131,569	$71,775	$41,120	$607,308

	Three Months Ended March 31, 2017
	United States	LAAP	EMEA	Canada	Total
Product category revenues
Apparel, Accessories and Equipment	$286,743	$86,769	$36,829	$29,738	$440,079
Footwear	46,441	31,575	18,505	7,193	103,714
Total	$333,184	$118,344	$55,334	$36,931	$543,793

Sales channel revenues
Wholesale	$182,996	$69,220	$46,485	$30,149	$328,850
Direct-to-consumer	150,188	49,124	8,849	6,782	214,943
Total	$333,184	$118,344	$55,334	$36,931	$543,793
Accounting Policies
Revenues are recognized when our performance obligations are satisfied as evidenced by transfer of control of promised goods to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Within our wholesale channel, control generally transfers to the customer upon shipment to, or upon receipt by, the customer depending on the terms of sale with the customer. Within our direct-to-consumer ("DTC") channel, control generally transfers to the customer at the time of sale within our retail stores and concession-based arrangements and upon shipment to the customer with respect to e-commerce transactions.
The amount of consideration we receive and revenue we recognize across both wholesale and DTC channels varies with changes in sales returns and other accommodations and incentives we offer to our customers. When we give our customers the right to return products or provide other accommodations such as chargebacks and markdowns, we estimate the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. We adjust our estimates of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the amount of consideration becomes fixed.
Licensing income, which is presented separately on the Condensed Consolidated Statements of Operations and represents less than 1% of total revenue, is recognized over time based on the greater of contractual minimum royalty guarantees and actual, or estimated, sales of licensed products by our licensees.
We expense sales commissions when incurred, which is generally at the time of sale, because the amortization period would have been one year or less. These costs are recorded within SG&A expenses.
We treat all shipping and handling activities as fulfillment costs, and as such recognize the costs for these activities within SG&A expenses at the time related revenue is recognized. Shipping and handling fees billed to customers are recorded as revenue.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.
Performance Obligations
For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material.
Contract Balances
As of March 31, 2018, contract liabilities recorded on the Condensed Consolidated Balance Sheets, which were comprised of obligations associated with our gift card and customer loyalty programs, were not material.
NOTE 4—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources Limited ("Swire") to support the development and operation of the Company's business in China. The accounts of the joint venture are included in the condensed consolidated financial statements. Swire's share of net income from the joint venture is included in net income attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017. The 40% non-controlling equity interest in this entity is included in total equity as non-controlling interest in the Condensed Consolidated Balance Sheets as of March 31, 2018 and 2017, and December 31, 2017.
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the three months ended March 31, 2018 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2017	$1,621,951	$30,308	$1,652,259
Net income	45,107	3,622	48,729
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities	4	—	4
Derivative holding losses	(4,570)	(337)	(4,907)
Foreign currency translation adjustments	5,019	1,240	6,259
Cash dividends ($0.22 per share)	(15,452)	—	(15,452)
Issuance of common stock under employee stock plans, net	5,347	—	5,347
Adoption of new accounting pronouncements (Note 2)	14,100	—	14,100
Stock-based compensation expense	3,113	—	3,113
Repurchase of common stock	(18,099)	—	(18,099)
Balance at March 31, 2018	$1,656,520	$34,833	$1,691,353
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
NOTE 5—INTANGIBLE ASSETS, NET
Intangible assets that are determined to have finite lives include patents, purchased technology and customer relationships and are amortized over their estimated useful lives, which range from approximately 3 to 10 years, and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. Goodwill and intangible assets with indefinite useful lives, including trademarks and trade names, are not amortized but are evaluated for impairment on an annual basis during the fourth quarter of our fiscal year or earlier if events or circumstances indicate the carrying value may be impaired.
Intangible Assets
The following table summarizes the Company's identifiable intangible assets (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(10,984)	(10,651)	(9,654)
Customer relationships	(12,825)	(12,413)	(10,814)
Total accumulated amortization	(23,809)	(23,064)	(20,468)
Net carrying amount	13,389	14,134	16,730
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$128,810	$129,555	$132,151
Amortization expense for intangible assets subject to amortization was $745,000 and $1,287,000 for the three months ended March 31, 2018 and 2017, respectively.
Annual amortization expense is estimated to be as follows for the years 2018 through 2022 (in thousands):

2018	$2,980
2019	2,980
2020	2,537
2021	1,650
2022	1,650

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 6—PRODUCT WARRANTY
Some of the Company's products carry assurance-type limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company's history of warranty repairs, replacements and refunds and is recorded in cost of sales. The warranty reserve is included in accrued liabilities in the Condensed Consolidated Balance Sheets.
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$12,339	$11,455
Provision for warranty claims	1,248	1,200
Warranty claims	(1,589)	(1,299)
Other	68	147
Balance at end of period	$12,066	$11,503
NOTE 7—STOCK-BASED COMPENSATION
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
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	$1,072	$1,004
Restricted stock units	2,041	1,937
Total	$3,113	$2,941
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
The following table presents the weighted average assumptions for stock options granted in the periods:

	Three Months Ended March 31,
	2018	2017
Expected option term	4.31 years	4.34 years
Expected stock price volatility	28.48%	28.95%
Risk-free interest rate	2.43%	1.70%
Expected annual dividend yield	1.17%	1.30%
Weighted average grant date fair value	$18.10	$12.73
During the three months ended March 31, 2018 and 2017, the Company granted a total of 361,135 and 455,342 stock options, respectively. At March 31, 2018, unrecognized costs related to outstanding stock options totaled approximately $11,624,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at March 31, 2018 are expected to be recognized over a weighted average period of 2.93 years.
Restricted Stock Units

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, expected annual dividend yield and closing price of the Company's common stock on the date of grant.
 The following table presents the weighted average assumptions for restricted stock units granted in the periods:

	Three Months Ended March 31,
	2018	2017
Vesting period	4.00 years	3.91 years
Expected annual dividend yield	1.16%	1.31%
Estimated average grant date fair value per restricted stock unit	$71.99	$52.40
During the three months ended March 31, 2018 and 2017, the Company granted 165,235 and 233,175 restricted stock units, respectively. At March 31, 2018, unrecognized costs related to outstanding restricted stock units totaled approximately $21,960,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at March 31, 2018 are expected to be recognized over a weighted average period of 2.93 years.
NOTE 8—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of applicable taxes, reported on the Company's Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the three months ended March 31, 2018 (in thousands):

	Unrealized losses on available-for-sale securities	Unrealized holding losses on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2017	$(4)	$(10,716)	$1,833	$(8,887)
Other comprehensive income (loss) before reclassifications	4	(4,582)	5,019	441
Amounts reclassified from other comprehensive income	—	12	—	12
Net other comprehensive income (loss) during the period	4	(4,570)	5,019	453
Adoption of ASU 2017-12 (Note 2)	—	(515)	—	(515)
Balance at March 31, 2018	$—	$(15,801)	$6,852	$(8,949)
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
NOTE 9—EARNINGS PER SHARE
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,080	69,606
Effect of dilutive stock options and restricted stock units	763	808
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,843	70,414
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$0.64	$0.52
Diluted	$0.64	$0.51

Stock options and service-based restricted stock units representing 205,991 and 760,003 shares of common stock for the three months ended March 31, 2018 and 2017, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 21,164 and 42,524 shares of common stock for the three months ended March 31, 2018 and 2017, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

Common Stock Repurchase Plan
Since the inception of the Company's stock repurchase plan in 2004 through March 31, 2018, the Company's Board of Directors has authorized the repurchase of $700,000,000 of the Company's common stock. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of March 31, 2018, the Company had repurchased 21,893,532 shares under this program at an aggregate purchase price of approximately $580,163,000. During the three months ended March 31, 2018, the Company repurchased 235,497 shares of the Company's common stock at an aggregate purchase price of $18,099,000. During the three months ended March 31, 2017, the Company repurchased 616,152 shares of the Company's common stock at an aggregate purchase price of $33,000,000.
NOTE 10—SEGMENT INFORMATION
The Company has aggregated its operating segments into four geographic segments: (1) United States, (2) LAAP, (3) Europe, Middle East and Africa ("EMEA") and (4) Canada, which are reflective of the Company's internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of outdoor and active lifestyle apparel, footwear, accessories, and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information systems, finance and legal, executive compensation, unallocated benefit program expense, and other miscellaneous costs.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The geographic distribution of the Company's net sales and income from operations are summarized in the following table (in thousands) for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Net sales to unrelated entities:
United States	$362,844	$333,184
LAAP	131,569	118,344
EMEA	71,775	55,334
Canada	41,120	36,931
	$607,308	$543,793
Segment income from operations:
United States	$74,387	$62,642
LAAP	21,739	19,808
EMEA	7,142	1,324
Canada	6,543	5,827
Total segment income from operations	109,811	89,601
Unallocated corporate expenses	(50,490)	(41,596)
Interest income, net	2,296	955
Interest expense on note payable to related party	—	(249)
Other non-operating expense	(268)	(53)
Income before income taxes	$61,349	$48,658
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. The Company's prAna subsidiary uses U.S. dollars as its functional currency and is exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward and option contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in current period cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales on a straight line basis over the life of the contract. In each accounting period any difference between the change in fair value of the forward points and the amount recognized in earnings on a straight line basis is recognized in other comprehensive income.  For option contracts, the change in fair value attributable to changes in time value are excluded from the assessment of hedge effectiveness and included in current period cost of sales. Hedge ineffectiveness was not material during the three months ended March 31, 2018 and 2017.

The Company also uses currency forward contracts not formally designated as hedges to manage the consolidated currency exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities by subsidiaries that use U.S. dollars, euros, Canadian dollars, yen, won, or renminbi as their functional currency. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, receivables, payables, and intercompany loans. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in other non-operating expense, net by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$584,107	$448,448	$233,500
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	234,579	231,161	168,361
At March 31, 2018, approximately $12,381,000 of deferred net losses on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At March 31, 2018, the Company's derivative contracts had a remaining maturity of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $2,000,000 at March 31, 2018. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	March 31, 2018	December 31, 2017	March 31, 2017
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$998	$1,648	$6,347
Currency forward contracts	Other non-current assets	2,492	335	1,619
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	11,017	9,336	134
Currency forward contracts	Other long-term liabilities	7,294	3,820	—
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	1,121	683	292
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	355	1,229	220

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the statement of operations effect and classification of derivative instruments (in thousands):

	Statement of Operations Classification	Three Months Ended March 31,
		2018	2017
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive income or loss, net of tax	—	$(5,232)	$(1,438)
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Net sales	5	144
Gain (loss) reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	(2,206)	54
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	6	3
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	1,925	794
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	Other non-operating expense	(602)	(1,688)
NOTE 12—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories, and equipment. At March 31, 2018, inventory purchase obligations were $614,918,000.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$380,136	$—	$—	$380,136
Time deposits	55,825	—	—	55,825
U.S. Government treasury bills	—	34,983	—	34,983
U.S. Government-backed municipal bonds	—	4,879	—	4,879
Available-for-sale short-term investments (1):
U.S. Government-backed municipal bonds	—	89,567	—	89,567
Other short-term investments:
Mutual fund shares	1,411	—	—	1,411
Other current assets:
Derivative financial instruments (Note 11)	—	2,119	—	2,119
Other non-current assets:
Derivative financial instruments (Note 11)	—	2,492	—	2,492
Mutual fund shares	8,679	—	—	8,679
Total assets measured at fair value	$446,051	$134,040	$—	$580,091
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 11)	$—	$11,372	$—	$11,372
Other long-term liabilities:
Derivative financial instruments (Note 11)	—	7,294	—	7,294
Total liabilities measured at fair value	$—	$18,666	$—	$18,666

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$282,860	$—	$—	$282,860
Time deposits	52,808	—	—	52,808
Other short-term investments:
U.S. Government treasury bills	—	4,995	—	4,995
U.S. Government-backed municipal bonds	—	25,338	—	25,338
Available-for-sale short-term investments (1)
U.S. Government treasury bills	—	19,963	—	19,963
U.S. Government-backed municipal bonds	—	73,582	—	73,582
Other short-term investments:
Mutual fund shares	1,438	—	—	1,438
Other current assets:
Derivative financial instruments (Note 11)	—	2,331	—	2,331
Other non-current assets:
Derivative financial instruments (Note 11)	—	335	—	335
Mutual fund shares	9,319	—	—	9,319
Total assets measured at fair value	$346,425	$126,544	$—	$472,969
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 11)	$—	$10,565	$—	$10,565
Other long-term liabilities
Derivative financial instruments (Note 11)	—	3,820	—	3,820
Total liabilities measured at fair value	$—	$14,385	$—	$14,385

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$246,245	$—	$—	$246,245
Time deposits	90,927	—	—	90,927
U.S. Government-backed municipal bonds	—	64,189	—	64,189
Available-for-sale short-term investments (1):
U.S. Government-backed municipal bonds	—	33,817	—	33,817
Other short-term investments:
Mutual funds shares	653	—	—	653
Other current assets:
Derivative financial instruments (Note 11)	—	6,639	—	6,639
Other non-current assets:
Derivative financial instruments (Note 11)	—	1,619	—	1,619
Mutual fund shares	8,443	—	—	8,443
Total assets measured at fair value	$346,268	$106,264	$—	$452,532
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 11)	$—	$354	$—	$354
Other long-term liabilities
Derivative financial instruments (Note 11)	—	—	—	—
Total liabilities measured at fair value	$—	$354	$—	$354

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
Non-recurring Fair Value Measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2018, December 31, 2017 or March 31, 2017.
NOTE 14—RELATED PARTY TRANSACTIONS
The Company owns a 60% controlling interest in a joint venture formed with Swire, which is a related party. The joint venture arrangement involves Transition Services Agreements ("TSAs") with Swire, under which Swire provides administrative and information technology services to the joint venture. The Company continues to reduce its costs under the TSAs as it internalizes the back-office functions and related personnel, including the transition of the joint venture's systems to the Company's platform in the second quarter of 2017. The joint venture incurred service fees, valued under the TSAs at Swire's cost, of $71,000 and $516,000 during the three months ended March 31, 2018 and 2017, respectively. These fees are included in SG&A expenses in the Condensed Consolidated Statements of Operations.
In 2014, both the Company and Swire funded long-term loans to the joint venture. The Company's loan has been eliminated in consolidation, while the Swire loan is reflected as a Note payable to related party in the Condensed Consolidated Balance Sheets as of March 31, 2017. In June 2017, the Company repaid these loans, including the note with Swire in the principal amount of RMB 97,600,000 (USD 14,171,000), and as such, the balance on the Condensed Consolidated Balance Sheets is zero at March 31, 2018. The Company did not incur interest expense related to this note for the three months ended March 31, 2018. Interest expense related to this note was $249,000 for the three months ended March 31, 2017.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of March 31, 2018 and 2017, and December 31, 2017, net payables to Swire for service fees, interest expense and miscellaneous expenses totaled $156,000, $1,139,000 and $89,000, respectively, and were included in accounts payable in the Condensed Consolidated Balance Sheets.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's standard third-party distributor terms and pricing.
In April 2018, the Company announced its intent to buy out the remaining 40% non-controlling interest in the joint venture under the terms of the initial agreement. The buy out is subject to various terms and conditions, including regulatory approval in China, and is expected to be complete in early 2019.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, profitability and the effect of specified factors on profitability for 2018, expenses, sourcing costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, investments in and implementation of our information technology systems, our operating model assessment referred to as Project CONNECT, intellectual property disputes, our DTC channels and other capital expenditures, including planned store additions, access to raw materials and factory capacity, financing and working capital requirements and resources, effects of the Tax Cuts and Jobs Act ("TCJA"), income tax rates and pre-tax income, our intended buyout of the remaining 40% non-controlling interest in our China joint venture, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors may cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part II, Item 1A, Risk Factors. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.
Our Business
As one of the largest outdoor and active lifestyle apparel and footwear companies in the world, we design, source, market and distribute outdoor and active lifestyle apparel, footwear, accessories and equipment primarily under the Columbia, SOREL, prAna, and Mountain Hardwear brands. Our products are sold through a mix of wholesale distribution channels, our own DTC channels and independent international distributors. In addition, we license some of our trademarks across a range of apparel, footwear, accessories, equipment, and home products.
The popularity of outdoor activities and active lifestyles, changes in consumer buying patterns and behaviors, changing design trends, consumer adoption of innovative performance technologies, variations in seasonal weather, and the availability and desirability of competitor alternatives affect consumer desire for our products. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences by developing new products with innovative performance features and designs, creating persuasive and memorable marketing communications to generate consumer awareness, demand and retention, and adjusting the mix, price points and selling channels of available product offerings. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. In 2017, approximately 60% of our net sales and approximately 90% of our operating income were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs. The expansion of our DTC channels has increased the proportion of sales, profits and cash flows that we generate in the second half of the year.
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
Business Outlook
The global business climate presents us with a great deal of uncertainty, making it difficult to predict future results. Consistent with the historical seasonality of the business, we anticipate 2018 profitability to be heavily concentrated in the second half of the year. Factors that could significantly affect our full year 2018 financial results include:

•	Continued growth, performance and profitability of our global DTC operations;

•
Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on cancellations of advance wholesale orders, sales returns, wholesale customer accommodations, replenishment orders and reorders, DTC sales, changes in mix and volume of full price sales in relation to promotional and closeout product sales, and suppressed wholesale and end-consumer demand in subsequent seasons;

•
Industry trends affecting consumer traffic and spending in brick and mortar retail channels, which are creating uncertainty regarding the long-term financial health of several of our U.S. wholesale customers;

•	The effects of changes in foreign currency exchange rates on sales, gross margin, operating income, and net income;

•	Difficult economic and competitive environments in certain key markets within the LAAP region, in particular, Korea;

•	Continued sales growth and profitability contributed by our EMEA region;

•	Performance of our Mountain Hardwear business as we work to re-invigorate that brand in the marketplace;

•	The financial impact of activities associated with and resulting from Project CONNECT;

•	Further refinement of our 2017 TCJA provisional income tax estimates;

•	Changes in tariffs or international trade policy;

•	Accelerated investment and execution of demand creation, DTC systems infrastructure and other strategic priorities; and

•	The implementation of our global DTC and enterprise resource planning ("ERP") platforms.
These factors and others may have a material effect on our financial condition, results of operations or cash flows, particularly with respect to quarterly comparisons.
Strategic Priorities
As part of our commitment to driving sustainable and profitable growth and relentless improvement, we remain focused on investment in our strategic priorities, including:

•	Driving brand awareness and sales growth through increased, focused demand creation investments;

•	Enhancing consumer experience and digital capabilities in all of our channels and geographies;

•	Expanding and improving global DTC operations with supporting processes and systems; and

•	Investing in our people and optimizing our organization across our portfolio of brands.
Ultimately, we expect our investments to accelerate market share capture across all brands, expand gross margin, improve SG&A expense efficiency, and drive improved operating margin.
Consumer-First Platform ("C1")
During the second quarter of 2017, we commenced investment in our C1 initiative, which encompasses the global retail platform and IT systems infrastructure to support the growth and continued development of our omnichannel capabilities. The objective of this initiative is consistent with our strategic priorities to deliver an enhanced consumer experience, and to modernize and standardize our processes and systems to enable us to better anticipate and deliver against the needs of our consumers. This multi-year global initiative is currently in the build phase, targeting regional implementations beginning in the first half of 2019.
Ongoing Global ERP Implementation
We are continuing to invest in our multi-year global ERP implementation, which has been executed in the majority of our operations to date. We plan to transition our Europe-direct business onto the system in mid-2018, at which point we will have completed the major phases of our global rollout.
Experience First ("X1")
We have also made the decision to launch a new initiative, X1. This initiative within our DTC operations is designed to enhance our e-commerce systems to take advantage of the changes in consumer browsing and purchasing behavior towards mobile devices. It encompasses an upgrade of our e-commerce platforms to offer improved search, browsing, checkout, loyalty, and customer care experiences for mobile shoppers, and is expected to be implemented in the first half of 2019. The project will be fully integrated with our C1 initiative, and will be implemented across all of our brands.
Project CONNECT
Project CONNECT is a comprehensive assessment of the company's operating model aimed at aligning our resources to accelerate execution on our strategic priorities. Project CONNECT includes initiatives to drive revenue, capture cost of sales efficiencies, generate SG&A expense savings, and improve our marketing effectiveness. During the second half of 2017, the company began implementation of operational improvements throughout the business.

A few of the first initiatives to be implemented include e-commerce optimization, indirect procurement, marketing effectiveness, and refining the promotional cadence in DTC. We will continue to implement other initiatives as implementation plans are more fully developed, particularly those pertaining to product creation, such as assortment optimization and intensifying our emphasis on designing products with the features and functions that consumers value most.
As these improvements begin to be realized, we intend to reallocate resources to our strategic priorities, including incremental demand creation spending and other investments to drive growth across our brands and distribution channels.
We are beginning to see financial benefits from these initiatives and recent progress gives us increasing confidence that we can generate more meaningful financial value capture in 2019.
Results of Operations
The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying Notes that appear in Part I, Item 1 - Financial Statements of this quarterly report. All references to quarters relate to the quarter ended March 31 of the particular year.
To supplement financial information reported in accordance with accounting principles generally accepted in the United States ("GAAP"), we disclose constant-currency net sales information, which is a non-GAAP financial measure, to provide a framework to assess how the business performed excluding the effects of changes in the exchange rates used to translate net sales generated in foreign currencies into U.S. dollars. Management believes that this non-GAAP financial measure reflects an additional and useful way of viewing an aspect of our operations that, when viewed in conjunction with our GAAP results, provides a more comprehensive understanding of our business and operations. In particular, investors may find the non-GAAP measures useful by reviewing our net sales results without the volatility in foreign currency exchange rates.  This non-GAAP financial measure also facilitates management's internal comparisons to our historical net sales results and comparisons to competitors' net sales results. Constant-currency financial measures should be viewed in addition to, and not in lieu of or superior to, our financial measures calculated in accordance with GAAP. The following discussion includes references to constant-currency net sales, and we provide a reconciliation of this non-GAAP measure to the most directly comparable financial measure calculated in accordance with GAAP below.
Additionally, we reference other non-GAAP financial measures in our first quarter 2018 financial results and updated 2018 financial outlook earnings release, located in the investor relations section of our website at http://investor.columbia.com/results.cfm. A reconciliation of these non-GAAP financial measures to comparable measures reported under GAAP can be found in the supplemental financial tables that accompany our earnings release, along with an explanation of management’s rationale for referencing these non-GAAP financial measures.
Highlights of the First Quarter of 2018

•
Net sales increased $63.5 million, or 12%, to $607.3 million from $543.8 million in the first quarter of 2017. With the adoption of ASC 606, certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense beginning January 1, 2018. The increases in first quarter 2018 net sales and SG&A expenses include $8.3 million of incremental net sales and corresponding expenses resulting from this change in classification.

•
Net income attributable to Columbia Sportswear Company increased $9.1 million, or 25%, to $45.1 million, or $0.64 per diluted share, including Project CONNECT program expenses and discrete costs of approximately $8.4 million, net of tax, or $0.12 per diluted share, and incremental tax expense related to the TCJA of $1.0 million, or $0.01 per diluted share, compared to net income of $36.0 million, or $0.51 per diluted share, in the first quarter of 2017, which included Project CONNECT program expenses and discrete costs of approximately $0.9 million, net of tax, or $0.01 per diluted share.

•	We paid a quarterly cash dividend of $0.22 per share, or $15.5 million, in the first quarter of 2018.
The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2018	2017
Net sales	100.0	100.0
Cost of sales	50.7	52.5
Gross profit	49.3	47.5
Selling, general and administrative expenses	40.1	39.1
Net licensing income	0.6	0.4
Income from operations	9.8	8.8
Interest income, net	0.3	0.1
Income before income tax	10.1	8.9
Income tax expense	(2.1)	(1.8)
Net income	8.0	7.1
Net income attributable to non-controlling interest	0.6	0.5
Net income attributable to Columbia Sportswear Company	7.4%	6.6%
Quarter Ended March 31, 2018 Compared to Quarter Ended March 31, 2017
Net Sales: Consolidated net sales increased $63.5 million, or 12% (8% constant-currency), to $607.3 million for the first quarter of 2018, from $543.8 million for the comparable period in 2017. With the adoption of ASC 606, certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense beginning January 1, 2018. The increases in first quarter 2018 net sales and SG&A expenses include $8.3 million of incremental net sales and corresponding expenses resulting from this change in classification.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended March 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018(1)	2017	% Change	% Change(1)
	(In millions, except for percentage changes)
United States	$362.8	$—	$362.8	$333.2	9%	9%
LAAP	131.6	(7.5)	124.1	118.3	11%	5%
EMEA	71.8	(8.2)	63.6	55.4	30%	15%
Canada	41.1	(2.0)	39.1	36.9	11%	6%
	$607.3	$(17.7)	$589.6	$543.8	12%	8%
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
Net sales in the United States increased $29.6 million, or 9%, to $362.8 million for the first quarter of 2018 from $333.2 million for the comparable period in 2017. The U.S. net sales increase was led by our DTC business, followed by our wholesale business. The net sales increase in our DTC business was led by increased net sales from our retail stores, followed by increased net sales from our e-commerce business. At March 31, 2018, we operated 130 retail stores, compared with 120 retail stores at March 31, 2017. The net sales increase in our wholesale business was led by the Columbia and prAna brands and reflected increased Spring 2018 advanced orders.
Net sales in the LAAP region increased $13.3 million, or 11% (5% constant-currency), to $131.6 million for the first quarter of 2018, from $118.3 million for the comparable period in 2017. Excluding the $8.3 million net sales increase, associated with the adoption of ASC 606, as described above, the net sales increase in the LAAP region was driven by the positive effect of changes in foreign currency exchange rates and increases in Japan DTC and China e-commerce net sales, partially offset by net sales decreases in our LAAP distributor business and China wholesale. The net sales decrease in our LAAP distributor business reflected a shift in timing of decreased Spring 2018 advance wholesale orders from the first quarter of 2018 into the fourth quarter of 2017. The decrease in China wholesale net sales was attributed to a timing shift of accelerated Spring 2017 product shipments into the first quarter of 2017 in advance of the ERP go-live that occurred in the second quarter of 2017.

Net sales in the EMEA region increased $16.4 million, or 30% (15% constant-currency), to $71.8 million for the first quarter of 2018 from $55.4 million for the comparable period in 2017. The net sales increase in the EMEA region was led by our Europe-direct business, followed by a slight net sales increase in our EMEA distributor business. The net sales increase in our Europe-direct business was driven by increased wholesale net sales, including Spring 2018 advance orders, followed by increased DTC net sales.
Net sales in Canada increased $4.2 million, or 11% (6% constant-currency), to $41.1 million for the first quarter of 2018 from $36.9 million for the comparable period in 2017. The net sales increase in Canada was led by a net sales increase in our DTC business, followed by a net sales increase in our wholesale business.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended March 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018	2017	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$508.8	$(16.1)	$492.7	$449.1	13%	10%
SOREL	30.8	(0.9)	29.9	27.2	13%	10%
prAna	42.3	—	42.3	38.7	9%	9%
Mountain Hardwear	24.4	(0.7)	23.7	27.7	(12)%	(14)%
Other	1.0	—	1.0	1.1	(9)%	(9)%
	$607.3	$(17.7)	$589.6	$543.8	12%	8%
Columbia brand net sales increased $59.7 million, or 13% (10% constant-currency), to $508.8 million for the first quarter of 2018 from $449.1 million for the comparable period in 2017, driven by net sales increases in all major markets, except net sales within the LAAP distributor business, which declined due to a shift in the timing of decreased Spring 2018 advance order shipments from the first quarter of 2018 into the fourth quarter of 2017. The net sales increase was led by the U.S. DTC business, followed by Europe-direct, Korea and U.S. wholesale. Results were supported by favorable weather in several major global markets, strength in outerwear and footwear, and demand for Spring 2018 product.
SOREL brand net sales increased $3.6 million, or 13% (10% constant-currency), to $30.8 million for the first quarter of 2018 from $27.2 million for the comparable period in 2017, driven by net sales increases in our Europe-direct business, the U.S. DTC business and Japan, supported by favorable demand for cold weather product and Spring 2018 styles, partially offset by a net sales decrease within the U.S. wholesale business attributable to reduced closeout sales compared to the first quarter of 2017.
prAna brand net sales increased $3.6 million, or 9%, to $42.3 million for the first quarter of 2018 from $38.7 million for the comparable period in 2017, driven by increased net sales in the U.S. wholesale business, followed by a net sales increase in the U.S. DTC business.
Mountain Hardwear brand net sales decreased $3.3 million, or 12% (14% constant-currency), to $24.4 million for the first quarter of 2018 from $27.7 million for the comparable period in 2017, driven by decreased net sales in the U.S. wholesale business and Korea, partially offset by a net sales increase in the U.S. DTC business and Europe-direct.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended March 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018	2017	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$490.0	$(12.3)	$477.7	$440.0	11%	9%
Footwear	117.3	(5.4)	111.9	103.8	13%	8%
	$607.3	$(17.7)	$589.6	$543.8	12%	8%

Net sales of apparel, accessories and equipment increased $50.0 million, or 11% (9% constant-currency), to $490.0 million for the first quarter of 2018 from $440.0 million for the comparable period in 2017. The apparel, accessories and equipment net sales increase was led by the Columbia and prAna brands, partially offset by a net sales decrease in the Mountain Hardwear brand.
Net sales of footwear increased $13.5 million, or 13% (8% constant-currency), to $117.3 million for the first quarter of 2018 from $103.8 million for the comparable period in 2017, and was driven by net sales increases in the Columbia and SOREL brands.
Sales by Channel

	Three Months Ended March 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018	2017	% Change	% Change
	(In millions, except for percentage changes)
Wholesale	$343.9	$(11.5)	$332.4	$328.9	5%	1%
DTC	263.4	(6.2)	257.2	214.9	23%	20%
	$607.3	$(17.7)	$589.6	$543.8	12%	8%

Net sales within the wholesale channel increased $15.0 million, or 5% (1% constant-currency), to $343.9 million for the first quarter of 2018 from $328.9 million for the comparable period in 2017, primarily driven by growth in Europe-direct and the U.S. wholesale business.

Net sales within the DTC channel increased $48.5 million, or 23% (20% constant-currency), to $263.4 million for the first quarter of 2018 from $214.9 million for the comparable period in 2017. The net sales increase in the DTC channel was primarily driven by net sales increases in the United States, Korea, Europe-direct and Japan.
Gross Profit: Gross profit, as a percentage of net sales, increased to 49.3% for the first quarter of 2018, from 47.5% for the comparable period in 2017. Gross profit expansion was primarily due to:

•	An increase in net sales associated with the adoption of ASC 606, where certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense;

•	Decreased promotional activity in our DTC channel;

•	The favorable effects from foreign currency hedge rates; and

•	A higher proportion of higher-margin DTC and wholesale net sales and a lower proportion of net sales to independent international distributors, which generally carry lower gross margin.

Our gross profit and SG&A expenses as a percentage of sales may not be comparable to that of other companies in our industry because some include costs related to both their distribution network and retail store occupancy in cost of sales while we, like many others, include these expenses as a component of SG&A expense.

Selling, General and Administrative Expense: SG&A expense includes all costs associated with design, merchandising, marketing, distribution, store occupancy, and corporate functions, including related depreciation and amortization.

SG&A expense increased $30.6 million, or 14%, to $243.4 million, or 40.1% of net sales, for the first quarter of 2018, including program expenses and discrete costs of approximately $11.0 million related to Project CONNECT and $8.3 million related to the adoption of ASC 606, from $212.8 million, or 39.1% of net sales, for the comparable period in 2017, which included program expenses and discrete costs of approximately $1.3 million related to Project CONNECT. The SG&A expense increase was primarily due to:

•	Program expenses and discrete costs related to Project CONNECT;

•	An increase in expenses associated with the adoption of ASC 606, where certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense;
•Increased costs to support our expanding global DTC operations; and
•The unfavorable impact of strengthening foreign currencies relative to the U.S. dollar.

Depreciation and amortization included in SG&A expense totaled $14.3 million for the first quarter of 2018, compared to $14.7 million for the same period in 2017.

Income Tax Expense: Income tax expense increased to $12.6 million for the first quarter of 2018 from $9.8 million for the comparable period in 2017. Our effective income tax rate was 20.6% for the first quarter of 2018, compared to 20.1% for the same period in 2017. This increase was due to approximately $1.0 million of incremental TCJA related income tax expense recorded during the first quarter of 2018, resulting from the issuance of additional clarifying guidance which drove further refinement of our provisional estimates that were recorded in the fourth quarter of 2017, as well as a non-recurring tax benefit recorded in the first quarter of 2017 primarily due to the resolution of tax audits in certain jurisdictions.
Net Income Attributable to Columbia Sportswear Company: Net income increased $9.1 million, or 25%, to $45.1 million, or $0.64 per diluted share, for the first quarter of 2018, including Project CONNECT program expenses and discrete costs of approximately $8.4 million, net of tax, or $0.12 per diluted share, and incremental tax expense related to the TCJA of $1.0 million, or $0.01 per diluted share, compared with $36.0 million, or $0.51 per diluted share, for the comparable period in 2017, which included Project CONNECT program expenses and discrete costs of approximately $0.9 million, net of tax, or $0.01 per diluted share.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investing activities associated with expansion of our global DTC capabilities and ongoing ERP and information technology systems implementations, including complementary systems, general corporate needs, strategic business initiatives, and the expansion of our global operations. At March 31, 2018, we had total cash and cash equivalents of $717.2 million, compared to $673.2 million at December 31, 2017 and $556.0 million at March 31, 2017. In addition, we had short-term investments of $91.0 million at March 31, 2018, compared to $95.0 million at December 31, 2017 and $34.5 million at March 31, 2017. As a result of the enactment of the TCJA and the resulting change to a territorial system of taxation, a repatriation of the cash and cash equivalents held by our foreign subsidiaries will no longer result in a significant tax cost.
Net cash provided by operating activities was $77.4 million for the three months ended March 31, 2018, compared to $88.2 million for the same period in 2017. The decrease in cash provided by operating activities was primarily driven by changes in inventory and accounts payable balances reflecting earlier receipt of Spring 2018 inventory and changes in accrued liabilities, partially offset by a greater decrease in accounts receivable and higher net income during the three months ended March 31, 2018 compared to the same period in 2017.
Net cash used in investing activities was $8.3 million for the three months ended March 31, 2018, compared to $45.1 million for the comparable period in 2017. For the 2018 period, cash used in investing activities primarily consisted of $12.3 million for capital expenditures, offset by $3.9 million of net sales of short-term investments. For the same period in 2017, net cash used in investing activities primarily consisted of $11.3 million for capital expenditures and $33.8 million of net purchases of short-term investments.
Net cash used in financing activities was $28.2 million for the three months ended March 31, 2018, compared to $41.2 million for the comparable period in 2017. For the 2018 period, net cash used in financing activities primarily consisted of dividend payments of $15.5 million and repurchases of common stock of $18.1 million, partially offset by net proceeds from stock plan activity of $5.3 million. For the same period in 2017, net cash used in financing activities primarily consisted of dividend payments of $12.5 million and repurchases of common stock of $33.0 million, partially offset by net proceeds from stock plan activity of $4.3 million.
Short-term borrowings and credit lines
We have an unsecured, committed revolving line of credit available to fund our domestic working capital requirements. Monthly variable commitments available for funding average $100.0 million over the course of a calendar year. At March 31, 2018, no balance was outstanding under this line of credit. At March 31, 2018, we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined credit limit of approximately $91.0 million at March 31, 2018. At March 31, 2018, no amount was outstanding under these subsidiary lines of credit.
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
Our operations are affected by seasonal trends typical in the outdoor apparel industry and have historically resulted in higher sales and profits in the third and fourth calendar quarters. This pattern has resulted primarily from the timing of shipments of fall season products to wholesale customers and proportionally higher sales from our DTC operations in the fourth quarter, combined with an expense base that is more consistent throughout the year. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and existing short-term borrowing arrangements. We plan to fund future cash dividends and share repurchases with cash generated from operating activities. Furthermore, we may choose to fund the future buyout of the non-controlling interest of our joint venture partnership with cash generated from operating cash flows or through a credit facility, among other sources.

Critical Accounting Policies and Estimates
Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales, and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our Annual Report on Form 10-K for the year ended December 31, 2017 have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Some of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, including sales returns and claims from customers, the allowance for doubtful accounts, the provision for potential excess, slow-moving and closeout inventories, product warranty, income taxes, and stock-based compensation.
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
Except as disclosed in Note 2 and Note 3 of the Condensed Consolidated Financial Statements, pertaining to our adoption of new accounting pronouncements, there have been no significant changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Changes in Internal Control over Financial Reporting
We are implementing an ERP system and complementary systems that support our operations and financial reporting. This implementation is occurring in phases globally over several years and has been executed in the majority of our operations to date. Each implementation phase involves changes to the processes that constitute our internal control over financial reporting. We are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.    RISK FACTORS
In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations, or cash flows may be materially adversely affected by these and other risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
We Face Many Challenges Executing Growth Strategies
Our business strategies aim to achieve sustainable, profitable growth by creating innovative products at competitive prices, focusing on product design, utilizing innovations to differentiate our brands from competitors, working to ensure that our products are sold through strong distribution partners capable of effectively presenting our brands to consumers, increasing the impact of consumer communications to drive demand for our brands and sell-through of our products, making sure our products are merchandised and displayed appropriately in retail environments, expanding our presence in key markets around the world, and continuing to build brand-enhancing DTC businesses. We intend to pursue these strategies across our portfolio of brands, product categories and geographic markets. Our failure to successfully implement our business strategies, including those identified in connection with the Company's operating model assessment, referred to as Project CONNECT, could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Initiatives to Upgrade Our Business Processes and Information Technology Infrastructure Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement and information technology initiatives intended to optimize our operational and financial performance. Our current initiatives include investment in our information technology systems infrastructure to support the growth and expansion of our DTC businesses, as well as continued implementation of and upgrades to our integrated ERP software solutions and other complementary information technology systems, which support our supply chain, go-to-market strategies and DTC strategies and operations. Implementation of and upgrades to these solutions and systems are highly dependent on coordination of numerous employees, contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion of these initiatives, and the failure of any one contractor or system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, interruptions of DTC operations, decreases in productivity as our personnel implement and become familiar with new systems, increased costs, and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures, including system outages and loss of system availability, could disrupt our operations and have a material adverse effect on our financial condition, results of operations or cash flows.

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
A Breach in the Security of Our Systems, Exposure of Personal or Confidential Information or Increased Government Regulation Relating to Handling of Personal Data, Could, Among Other Things, Disrupt Our Operations or Cause Us to Incur Substantial Costs
We manage and store various types of proprietary information and sensitive and confidential data relating to our business, including personally identifiable information. Our information systems, or those of certain key partners whose information systems we may rely on, are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees or third-party service providers. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and there is no guarantee that they will be adequate to safeguard against all data security breaches or misuses of data. For example, in February 2017, we reported the discovery of a cybersecurity incident involving our prAna.com e-commerce website, for which a number of responsive actions were taken, including notification of potentially affected prAna customers.
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
We Depend on Contract Manufacturers
Our products are manufactured by contract manufacturers worldwide. Although we enter into purchase order commitments with these contract manufacturers each season, we generally do not maintain long-term manufacturing commitments with them. Without long-term or reserve commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing if growth or product demand differs from our forecasts. Contract manufacturers may fail to perform as expected or our competitors may obtain production capacities that effectively limit or eliminate the availability of these resources to us. If a contract manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, we could experience supply disruptions that would hinder our ability to satisfy demand through our DTC businesses and we may miss delivery deadlines or incur additional costs, which may cause our wholesale or distributor customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase prices, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May Be Adversely Affected by Volatile Economic Conditions
We are a consumer products company and are highly dependent on consumer discretionary spending and retail traffic patterns. Purchasing patterns of our wholesale customers can vary year to year as they attempt to forecast and match their seasonal advance orders, in-season replenishment and at-once orders to eventual seasonal consumer demand. In addition, as we have expanded our DTC businesses, we have increased our direct exposure to the risks associated with volatile and unpredictable consumer discretionary spending patterns. Consumer discretionary spending behavior is inherently unpredictable and consumer demand for our products may not reach our sales targets, or may decline, especially during periods of heightened economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition, results of operations or cash flows.
We May Be Adversely Affected by the Financial Health of Our Customers
In recent periods, sluggish economies and consumer uncertainty regarding future economic prospects in our key markets have had an adverse effect on the financial health of our customers, some of whom have reduced their store fleet, filed or may file for protection under bankruptcy laws, restructured, or ceased operations. We extend credit to our customers based on an assessment of the customer's financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing advance orders. We face increased risk of order reduction and cancellation and reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant wholesale customers and international independent distributors have liquidated or reorganized, while others have had financial difficulties in the past or have experienced tightened credit markets, sales declines and reduced profitability, which have had an adverse effect on our business. Future customer liquidations or reorganizations could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we may choose to limit our credit risk by reducing our level of business with customers experiencing financial difficulties and may not be able to replace those revenues with other customers or through our DTC businesses within a reasonable period, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May Not Realize Returns on Our Investments in Our DTC Businesses
In recent years, our DTC businesses have grown substantially, and we anticipate continued growth in the future. Accordingly, we continue to make significant investments in our online platforms and physical retail locations, including the investment in our global retail platform, system upgrades, entering into long-term store leases, constructing leasehold improvements, purchasing fixtures and equipment, and investing in inventory and personnel. Since many of the costs of our DTC businesses are fixed, we may be unable to reduce expenses in order to avoid losses or negative cash flows if we have insufficient sales. Our DTC businesses are dependent upon our ability to operate in an increasingly complex and evolving marketplace and the results of these businesses are highly dependent on retail traffic patterns in our physical locations and our on-line platforms where our products are sold, as well as the spending patterns of our consumers. If we are unable to effectively navigate the DTC marketplace or anticipate consumer buying patterns, our ability to generate sales through our DTC businesses may be adversely affected, which in turn could have a material adverse effect on our financial condition, results of operations or cash flows.
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
A significant portion of our business is highly dependent on cold-weather seasons and patterns to generate consumer demand for our cold-weather apparel and footwear. Consumer demand for our cold-weather products may be negatively affected to the extent global weather patterns trend warmer, reducing typical patterns of cold-weather events or increasing weather volatility, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May Not Realize All of the Anticipated Benefits of Our China Joint Venture or Complete the Buyout of the Remaining 40% Non-Controlling Interest
Effective January 2014, our joint venture in China with Swire, in which we hold a 60% interest, began operations. In April 2018, we announced our intention to buyout the remaining 40% interest in the joint venture from Swire. The joint venture and completion of this buyout is subject to a number of risks and uncertainties. For example, while our joint venture partner continues to hold a 40% interest, it has protective voting rights with respect to specified major business decisions of the joint venture, and we may experience difficulty reaching agreement as to implementation of various changes to the joint venture's business. In addition, the buyout is subject to various conditions, including regulatory approval in China. For these reasons, or as a result of other factors, we may not realize all of the anticipated benefits of the joint venture or complete the buyout, and our results of operations could be adversely affected.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "TCJA").  The TCJA makes broad and complex changes to the U.S. tax code. Implementation of the TCJA legislation required us to record incremental provisional tax expense in 2017, which significantly increased our 2017 effective tax rate. In addition, the TCJA may also materially affect our 2018 effective tax rate and our financial condition, results of operations or cash flows. The actual amounts may differ from our provisional estimates due to, among other factors, a change in interpretation of the applicable revisions to the U.S. tax code and related tax accounting guidance, changes in assumptions made in developing these estimates, and regulatory guidance that may be issued with respect to the applicable revisions to the U.S. tax code, and state tax implications.
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
Retailers who are our customers often pose our most significant competitive threat by designing and marketing apparel, footwear, accessories, and equipment under their own private labels. For example, in the United States and Europe, several of our largest customers have developed significant private label brands that compete directly with our products. These retailers have assumed an increasing degree of inventory risk in their private label products and, as a result, may first cancel advance orders with us in order to manage their own inventory levels downward during periods of unseasonable weather or weak economic cycles. As our DTC businesses grow, we also experience direct competition from retailers that are our customers, some of which primarily operate e-commerce operations and employ aggressive pricing strategies. We also compete with other companies for the production capacity of contract manufacturers from which we source our products and for import capacity. Many of our competitors are significantly larger than we are and have substantially greater financial, distribution, marketing, and other resources, more stable manufacturing resources and greater brand strength than we have. In addition, when our competitors combine operations through mergers, acquisitions or other transactions, their competitive strengths may increase.
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
Our Success Depends on Our Use and Protection of Intellectual Property Rights
Our registered and common law trademarks and our patented or patent-pending designs and technologies have significant value and are important to our ability to differentiate our products from those of our competitors and to create and sustain demand for our products. We also place significant value on our trade dress, and the overall appearance and image of our products. We regularly discover products that are counterfeit reproductions of our products or that otherwise infringe on our proprietary rights. Counterfeiting activities typically increase as brand recognition increases, especially in markets outside the United States. Increased instances of counterfeit manufacture and sales may adversely affect our sales and the reputation of our brands and result in a shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. In markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to successfully challenge use of those rights by other parties. We also license our proprietary rights to third parties. We could suffer reputational damage to our brands if we fail to choose appropriate licensees and licensed product categories. In addition to our own intellectual property rights, many of the intellectual property rights in the technology, fabrics and processes used to manufacture our products are generally owned or controlled by our suppliers and are generally not unique to us. In those cases, we may not be able to adequately protect our products or differentiate their performance characteristics and fabrications from those of our competitors. The management of our intellectual property portfolio may affect the strength of our brands, which may in turn have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our primary distribution facilities in the United States, France and Canada are highly automated, which means that their operations are complicated and may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations. For example, in addition to supporting our traditional wholesale business, our existing distribution facilities have been modified to enable them to also support our DTC businesses in the United States, Canada and Europe. Failure to successfully maintain and update these modifications could disrupt our wholesale and e-commerce shipments and may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Business Is Affected by Seasonality
Our business is affected by the general seasonal trends common to the outdoor industry. Our products are marketed on a seasonal basis and our annual net sales are weighted heavily toward the fall/winter season, while our operating expenses are more equally distributed throughout the year. As a result, the majority, and sometimes all, of our operating profits are generated in the second half of the year. The expansion of our

DTC businesses and sales growth in our winter footwear business has increased the proportion of sales and profits that we generate in the fourth calendar quarter. This seasonality, along with other factors that are beyond our control and that are discussed elsewhere in this section, may adversely affect our business and cause our results of operations to fluctuate. As a result, our profitability may be materially affected if management is not able to timely adjust expenses in reaction to adverse events such as unfavorable weather, weak consumer spending patterns or unanticipated levels of order cancellations. Results of operations in any period should not be considered indicative of the results to be expected for any future period.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	—	$—	—	$137,936,000
February 1, 2018 through February 28, 2018	65,826	75.57	65,826	132,962,000
March 1, 2018 through March 31, 2018	169,671	77.34	169,671	119,837,000
Total	235,497	$76.86	235,497	$119,837,000
(1) Our Board of Directors has authorized the repurchase of $700,000,000 of our common stock. As of March 31, 2018, we had repurchased 21,893,532 shares under this program at an aggregate purchase price of approximately $580,163,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

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

COLUMBIA SPORTSWEAR COMPANY
Date: May 3, 2018	/s/ JIM A. SWANSON
Jim A. Swanson
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)