Form 10-Q
period 2018-06-30
COLUMBIA SPORTSWEAR CO
filed 2018-08-02
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on July 20, 2018 was 69,960,922.

COLUMBIA SPORTSWEAR COMPANY
JUNE 30, 2018

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2018	December 31, 2017	June 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$510,656	$673,166	$620,639
Short-term investments	264,014	94,983	1,591
Accounts receivable, net of allowance of $6,889, $9,043, and $8,666, respectively	238,675	364,862	181,119
Inventories	570,473	457,927	559,544
Prepaid expenses and other current assets	76,399	58,559	42,053
Total current assets	1,660,217	1,649,497	1,404,946
Property, plant and equipment, at cost, net of accumulated depreciation of $472,447, $455,811, and $435,625, respectively	280,726	281,394	286,006
Intangible assets, net (Note 5)	128,065	129,555	131,045
Goodwill	68,594	68,594	68,594
Deferred income taxes	70,351	56,804	94,514
Other non-current assets	38,997	27,058	26,095
Total assets	$2,246,950	$2,212,902	$2,011,200
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$290,812	$252,301	$264,881
Accrued liabilities (Note 6)	191,511	182,228	114,807
Income taxes payable	4,000	19,107	3,245
Total current liabilities	486,323	453,636	382,933
Other long-term liabilities	45,412	48,735	44,809
Income taxes payable	60,827	58,104	11,102
Deferred income taxes	13	168	156
Total liabilities	592,575	560,643	439,000
Commitments and contingencies (Note 12)
Columbia Sportswear Company Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 69,988, 69,995, and 69,686, issued and outstanding, respectively (Note 9)	23,162	45,829	31,045
Retained earnings	1,623,612	1,585,009	1,529,061
Accumulated other comprehensive loss (Note 8)	(6,374)	(8,887)	(13,296)
Total Columbia Sportswear Company shareholders' equity	1,640,400	1,621,951	1,546,810
Non-controlling interest (Note 4)	13,975	30,308	25,390
Total equity	1,654,375	1,652,259	1,572,200
Total liabilities and equity	$2,246,950	$2,212,902	$2,011,200
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$481,619	$398,904	$1,088,927	$942,697
Cost of sales	252,998	218,042	560,868	503,368
Gross profit	228,621	180,862	528,059	439,329
Selling, general and administrative expenses	222,192	200,598	465,560	413,413
Net licensing income	3,320	2,451	6,571	4,804
Income (loss) from operations	9,749	(17,285)	69,070	30,720
Interest income, net	2,928	1,250	5,224	2,205
Interest expense on note payable to related party (Note 14)	—	(180)	—	(429)
Other non-operating (expense) income, net	(96)	360	(364)	307
Income (loss) before income tax	12,581	(15,855)	73,930	32,803
Income tax (expense) benefit	(2,086)	4,539	(14,706)	(5,234)
Net income (loss)	10,495	(11,316)	59,224	27,569
Net income attributable to non-controlling interest	758	219	4,380	3,098
Net income (loss) attributable to Columbia Sportswear Company	$9,737	$(11,535)	$54,844	$24,471
Earnings (loss) per share attributable to Columbia Sportswear Company (Note 9):
Basic	$0.14	$(0.17)	$0.78	$0.35
Diluted	$0.14	$(0.17)	$0.77	$0.35
Cash dividends per share	$0.22	$0.18	$0.44	$0.36
Weighted average shares outstanding (Note 9):
Basic	70,021	69,672	70,050	69,639
Diluted	70,748	69,672	70,824	70,367
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	10,495	$(11,316)	59,224	27,569
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities (net of tax effects of $0, $0, $0 and $0, respectively)	—	(4)	4	—
Unrealized gains (losses) on derivative transactions (net of tax effects of ($6,540), $3,361, ($4,974), and $4,241, respectively)	20,553	(6,157)	15,646	(7,762)
Foreign currency translation adjustments (net of tax effects of $275, ($93), $1,819, and ($2), respectively)	(18,262)	7,182	(12,003)	18,684
Other comprehensive income	2,291	1,021	3,647	10,922
Comprehensive income (loss)	12,786	(10,295)	62,871	38,491
Comprehensive income attributable to non-controlling interest	474	1,644	4,999	4,699
Comprehensive income (loss) attributable to Columbia Sportswear Company	$12,312	$(11,939)	$57,872	$33,792
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$59,224	$27,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,067	29,932
Loss on disposal and impairment of property, plant, and equipment	578	441
Deferred income taxes	2,041	3,378
Stock-based compensation	6,599	5,719
Changes in operating assets and liabilities:
Accounts receivable	188,897	156,755
Inventories	(140,897)	(61,809)
Prepaid expenses and other current assets	(6,411)	(3,073)
Other assets	(11,867)	2,037
Accounts payable	37,968	39,773
Accrued liabilities	(49,781)	(41,523)
Income taxes payable	(12,835)	(4,133)
Other liabilities	(3,258)	1,981
Net cash provided by operating activities	99,325	157,047
Cash flows from investing activities:
Purchases of short-term investments	(257,979)	(33,813)
Sales of short-term investments	88,794	32,878
Capital expenditures	(29,618)	(24,323)
Proceeds from sale of property, plant, and equipment	19	202
Net cash used in investing activities	(198,784)	(25,056)
Cash flows from financing activities:
Proceeds from credit facilities	—	2,774
Repayments on credit facilities	—	(2,774)
Proceeds from issuance of common stock under employee stock plans	14,971	10,606
Tax payments related to restricted stock unit issuances	(4,131)	(3,539)
Repurchase of common stock	(40,106)	(35,542)
Cash dividends paid	(30,856)	(25,046)
Payment of related party note payable	—	(14,236)
Net cash used in financing activities	(60,122)	(67,757)
Net effect of exchange rate changes on cash	(2,929)	5,016
Net increase (decrease) in cash and cash equivalents	(162,510)	69,250
Cash and cash equivalents, beginning of period	673,166	551,389
Cash and cash equivalents, end of period	$510,656	$620,639
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$31,346	$18,133
Cash paid during the period for interest on note payable to related party	—	501
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$4,009	$9,191
Dividend to non-controlling interest declared but not yet paid (Note 14)	$21,332	$—
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the "Company") and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company's financial position as of June 30, 2018 and 2017, the results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The December 31, 2017 financial information was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
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
Recently Adopted Accounting Pronouncements:
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that superseded the previous revenue recognition guidance (Topic 605). The updated guidance, and subsequent clarifications, collectively referred to as ASC 606, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard, utilizing the modified retrospective approach, with the cumulative effect of initially applying the new standard recognized in retained earnings. Accordingly, comparative prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In accordance with the requirements of ASC 606, the effects of adoption of this standard on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations were as follows (in thousands):

	June 30, 2018
	As Reported	Effect of Standard	Balances Without Adoption of ASC 606
Accounts receivable, net	$238,675	$37,466	$201,209
Inventories	570,473	(11,068)	581,541
Prepaid expenses and other current assets	76,399	11,068	65,331
Total current assets	1,660,217	37,466	1,622,751
Total assets	2,246,950	37,466	2,209,484
Accrued liabilities	191,511	37,466	154,045
Total current liabilities	486,323	37,466	448,857
Total liabilities	592,575	37,466	555,109
Total liabilities and equity	$2,246,950	$37,466	$2,209,484

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Effect of Standard	Balances Without Adoption of ASC 606	As Reported	Effect of Standard	Balances Without Adoption of ASC 606
Net sales	$481,619	$7,487	$474,132	$1,088,927	$15,744	$1,073,183
Gross profit	228,621	7,487	221,134	528,059	15,744	512,315
Selling, general and administrative expenses	$222,192	$7,487	$214,705	$465,560	$15,744	$449,816
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for most leases previously classified as operating leases. Subsequently, the FASB has issued amendments to clarify the codification or to correct unintended application of the new guidance. The Company will adopt the new standard on January 1, 2019. The new guidance is required to be applied using a modified retrospective approach at the beginning of the earliest period presented with optional practical expedients, or using an approved alternative approach at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period presented.
The Company is currently evaluating the impact of this guidance, including reviewing the standard's provisions, gathering and analyzing data to support further evaluation of real estate and non-real estate leases, identifying arrangements that may contain embedded leases, and evaluating the transition methodology to apply upon adoption. The Company is also evaluating the impact of the new accounting standard on the Company's financial statement disclosures, systems, processes and controls. Based on these efforts, the Company expects the adoption will result in a material increase in the assets and liabilities on its Consolidated Balance Sheets and is not expected to have a material effect on the results of operations or cash flows.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under this guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This standard is effective beginning in the first quarter of 2019, with early adoption permitted. The Company is evaluating the impact and expects the adoption of ASU 2017-04 to affect the amount and timing of future goodwill impairment charges, if any.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. This standard is effective beginning in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the impact this accounting standard will have on the Company's financial position, results of operations or cash flows.
NOTE 3—REVENUES
Disaggregated Revenue
As disclosed below in Note 10, the Company has aggregated its operating segments into four geographic segments: (1) United States, (2) LAAP, (3) Europe, Middle East and Africa ("EMEA") and (4) Canada, which are reflective of the Company's internal organization, management and oversight structure. The following tables disaggregate our operating segment revenue by product category and sales channel (in thousands), which we believe provides a meaningful depiction how the nature, timing, and uncertainty of revenues are affected by economic factors:

	Three Months Ended June 30, 2018
	United States	LAAP	EMEA	Canada	Total
Product category revenues
Apparel, Accessories and Equipment	$250,394	$74,600	$56,881	$12,782	$394,657
Footwear	29,776	26,284	28,105	2,797	86,962
Total	$280,170	$100,884	$84,986	$15,579	$481,619
Sales channel revenues
Wholesale	$129,166	$46,146	$78,003	$7,894	$261,209
Direct-to-consumer	151,004	54,738	6,983	7,685	220,410
Total	$280,170	$100,884	$84,986	$15,579	$481,619

	Three Months Ended June 30, 2017
	United States	LAAP	EMEA	Canada	Total
Product category revenues
Apparel, Accessories and Equipment	$216,091	$58,419	$43,864	$11,318	$329,692
Footwear	22,102	21,054	23,525	2,531	69,212
Total	$238,193	$79,473	$67,389	$13,849	$398,904
Sales channel revenues
Wholesale	$108,183	$33,550	$62,131	$7,696	$211,560
Direct-to-consumer	130,010	45,923	5,258	6,153	187,344
Total	$238,193	$79,473	$67,389	$13,849	$398,904

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six Months Ended June 30, 2018
	United States	LAAP	EMEA	Canada	Total
Product category revenues
Apparel, Accessories and Equipment	$563,720	$170,980	$104,356	$45,560	$884,616
Footwear	79,294	61,473	52,405	11,139	204,311
Total	$643,014	$232,453	$156,761	$56,699	$1,088,927
Sales channel revenues
Wholesale	$316,006	$114,333	$135,584	$39,225	$605,148
Direct-to-consumer	327,008	118,120	21,177	17,474	483,779
Total	$643,014	$232,453	$156,761	$56,699	$1,088,927

	Six Months Ended June 30, 2017
	United States	LAAP	EMEA	Canada	Total
Product category revenues
Apparel, Accessories and Equipment	$502,834	$145,188	$80,693	$41,056	$769,771
Footwear	68,543	52,629	42,030	9,724	172,926
Total	$571,377	$197,817	$122,723	$50,780	$942,697
Sales channel revenues
Wholesale	$291,179	$102,770	$108,616	$37,845	$540,410
Direct-to-consumer	280,198	95,047	14,107	12,935	402,287
Total	$571,377	$197,817	$122,723	$50,780	$942,697
Accounting Policies
Revenues are recognized when our performance obligations are satisfied as evidenced by transfer of control of promised goods to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. Within our wholesale channel, control generally transfers to the customer upon shipment to, or upon receipt by, the customer depending on the terms of sale with the customer. Within our direct-to-consumer ("DTC") channel, control generally transfers to the customer at the time of sale within our retail stores and concession-based arrangements and upon shipment to the customer with respect to e-commerce transactions.
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
Licensing income, which is presented separately as Net licensing income on the Condensed Consolidated Statements of Operations and represents less than 1% of total revenue, is recognized over time based on the greater of contractual minimum royalty guarantees and actual, or estimated, sales of licensed products by our licensees.
We expense sales commissions when incurred, which is generally at the time of sale, because the amortization period would have been one year or less. These costs are recorded within SG&A expenses.
We treat shipping and handling activities as fulfillment costs, and as such recognize the costs for these activities at the time related revenue is recognized. The majority of these costs are recorded as SG&A expenses, and the direct costs associated with shipping goods to customers and consumers are recorded as costs of goods sold. Shipping and handling fees billed to customers are recorded as revenue.
Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.
Performance Obligations
For the three and six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material.
Contract Balances

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of June 30, 2018, contract liabilities recorded on the Condensed Consolidated Balance Sheets, which consisted of obligations associated with our gift card and customer loyalty programs, were not material.
NOTE 4—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources Limited ("Swire") to support the development and operation of the Company's business in China. The accounts of the joint venture are included in the Condensed Consolidated Financial Statements. Swire's share of net income from the joint venture is included in Net income attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017. The 40% non-controlling equity interest in this entity is included in total equity as Non-controlling interest in the Condensed Consolidated Balance Sheets as of June 30, 2018 and 2017, and December 31, 2017.
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the six months ended June 30, 2018 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2017	$1,621,951	$30,308	$1,652,259
Net income	54,844	4,380	59,224
Other comprehensive income (loss), net of tax:
Unrealized holding gains on available-for-sale securities	4	—	4
Derivative holding gains	15,120	526	15,646
Foreign currency translation adjustments	(12,096)	93	(12,003)
Cash dividends ($0.44 per share)	(30,856)	—	(30,856)
Dividends declared but not yet paid	—	(21,332)	(21,332)
Issuance of common stock under employee stock plans, net of tax	10,840	—	10,840
Adoption of new accounting pronouncements (Note 2)	14,100	—	14,100
Stock-based compensation expense	6,599	—	6,599
Repurchase of common stock	(40,106)	—	(40,106)
Balance at June 30, 2018	$1,640,400	$13,975	$1,654,375
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

and trade names, are not amortized but are evaluated for impairment on an annual basis during the fourth quarter of our fiscal year or earlier if events or circumstances indicate the carrying value may be impaired.
Intangible Assets
The following table summarizes the Company's identifiable intangible assets (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(11,316)	(10,651)	(9,986)
Customer relationships	(13,238)	(12,413)	(11,588)
Total accumulated amortization	(24,554)	(23,064)	(21,574)
Net carrying amount	12,644	14,134	15,624
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$128,065	$129,555	$131,045
Amortization expense for intangible assets subject to amortization was $745,000 and $1,106,000 for the three months ended June 30, 2018 and 2017, respectively, and was $1,490,000 and $2,393,000 for the six months ended June 30, 2018 and 2017, respectively.
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
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$12,066	$11,503	$12,339	$11,455
Provision for warranty claims	1,194	731	2,442	1,931
Warranty claims	(1,121)	(1,190)	(2,710)	(2,489)
Other	(282)	170	(214)	317
Balance at end of period	$11,857	$11,214	$11,857	$11,214

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
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$1,222	$1,005	$2,294	$2,009
Restricted stock units	2,264	1,772	4,305	3,710
Total	$3,486	$2,777	$6,599	$5,719
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
The following table presents the weighted average assumptions for stock options granted in the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected option term	6.47 years	6.89 years	4.49 years	4.56 years
Expected stock price volatility	27.69%	28.50%	28.41%	28.91%
Risk-free interest rate	2.82%	1.94%	2.47%	1.72%
Expected annual dividend yield	0.99%	1.26%	1.16%	1.30%
Weighted average grant date fair value	$26.21	$15.98	$18.78	$13.00
During the six months ended June 30, 2018 and 2017, the Company granted a total of 394,098 and 496,384 stock options, respectively. At June 30, 2018, unrecognized costs related to outstanding stock options totaled approximately $11,184,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at June 30, 2018 are expected to be recognized over a weighted average period of 2.71 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, expected annual dividend yield and closing price of the Company's common stock on the date of grant.
 The following table presents the weighted average assumptions for restricted stock units granted in the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Vesting period	2.16 years	3.08 years	3.89 years	3.86 years
Expected annual dividend yield	0.99%	1.26%	1.15%	1.30%
Estimated average grant date fair value per restricted stock unit	$87.20	$55.06	$72.95	$52.54
During the six months ended June 30, 2018 and 2017, the Company granted 176,331 and 245,953 restricted stock units, respectively. At June 30, 2018, unrecognized costs related to outstanding restricted stock units totaled approximately $20,443,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at June 30, 2018 are expected to be recognized over a weighted average period of 2.69 years.

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
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the three months ended June 30, 2018 (in thousands):

	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at March 31, 2018	$—	$(15,801)	$6,852	$(8,949)
Other comprehensive income (loss) before reclassifications	—	20,129	(17,115)	3,014
Amounts reclassified from other comprehensive income	—	(439)	—	(439)
Net other comprehensive income (loss) during the period	—	19,690	(17,115)	2,575
Balance at June 30, 2018	$—	$3,889	$(10,263)	$(6,374)
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

The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the six months ended June 30, 2018 (in thousands):

	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2017	$(4)	$(10,716)	$1,833	$(8,887)
Other comprehensive income (loss) before reclassifications	4	15,547	(12,096)	3,455
Amounts reclassified from other comprehensive income	—	(427)	—	(427)
Net other comprehensive income (loss) during the period	4	15,120	(12,096)	3,028
Adoption of ASU 2017-12 (Note 2)	—	(515)	—	$(515)
Balance at June 30, 2018	$—	$3,889	$(10,263)	$(6,374)

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
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares of common stock outstanding, used in computing basic earnings per share	70,021	69,672	70,050	69,639
Effect of dilutive stock options and restricted stock units	727	—	774	728
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,748	69,672	70,824	70,367
Earnings (loss) per share of common stock attributable to Columbia Sportswear Company:
Basic	$0.14	$(0.17)	$0.78	$0.35
Diluted	$0.14	$(0.17)	$0.77	$0.35

Stock options and service-based restricted stock units representing 378,360 and 2,641,676 shares of common stock for the three months ended June 30, 2018 and 2017, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. Stock options and service-based restricted stock units representing 290,673 and 862,559 shares of common stock for the six months ended June 30, 2018 and 2017, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 21,164 and 50,403 shares of common stock for the three months ended June 30, 2018 and 2017, respectively, and 21,164 and 46,485 shares of common stock for the six months ended June 30, 2018 and 2017, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

Common Stock Repurchase Plan
Since the inception of the Company's stock repurchase plan in 2004 through June 30, 2018, the Company's Board of Directors has authorized the repurchase of $700,000,000 of the Company's common stock. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of June 30, 2018, the Company had repurchased 22,158,325 shares under this program at an aggregate purchase price of approximately $602,169,000. During the three and six months ended June 30, 2018, the Company repurchased 264,793 and 500,290 shares of the Company's common stock at an aggregate purchase price of $22,007,000 and $40,106,000, respectively. During the three and six months ended June 30, 2017, the Company repurchased 48,943 and 665,095 shares of the Company's common stock at an aggregate purchase price of $2,542,000 and $35,542,000, respectively.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 10—SEGMENT INFORMATION
The Company has aggregated its operating segments into four geographic segments: (1) United States, (2) LAAP, (3) EMEA and (4) Canada, which are reflective of the Company's internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of outdoor and active lifestyle apparel, footwear, accessories, and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information systems, finance and legal, executive compensation, unallocated benefit program expense, and other miscellaneous costs.
The geographic distribution of the Company's Net sales and Income (loss) from operations in the Condensed Consolidated Statements of Operations are summarized in the following table (in thousands) for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales to unrelated entities:
United States	$280,170	$238,196	$643,014	$571,380
LAAP	100,884	79,467	232,453	197,811
EMEA	84,986	67,392	156,761	122,726
Canada	15,579	13,849	56,699	50,780
	$481,619	$398,904	$1,088,927	$942,697
Segment income (loss) from operations:
United States	$39,432	$22,314	$113,819	$84,956
LAAP	7,669	3,503	29,408	23,311
EMEA	5,415	152	12,557	1,476
Canada	(2,548)	(2,563)	3,995	3,264
Total segment income from operations	49,968	23,406	159,779	113,007
Unallocated corporate expenses	(40,219)	(40,691)	(90,709)	(82,287)
Interest income, net	2,928	1,250	5,224	2,205
Interest expense on note payable to related party	—	(180)	—	(429)
Other non-operating (expense) income	(96)	360	(364)	307
Income (loss) before income taxes	$12,581	$(15,855)	$73,930	$32,803
Concentrations
The Company had two customers that accounted for approximately 11.3% and 10.6%, respectively, of Accounts receivable, net of allowance on the Condensed Consolidated Balance Sheets as of June 30, 2018. The Company had two customers that accounted for approximately 12.6% and 10.9%, respectively, of Accounts receivable, net of allowance as of June 30, 2017. The Company had one customer that accounted for approximately 12.3% of Accounts receivable, net of allowance as of December 31, 2017. No single customer accounted for 10% or more of Net sales in the Condensed Consolidated Statements of Operations for the three or six months ended June 30, 2018 or 2017, or for the year ended December 31, 2017.
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. The Company's prAna subsidiary uses U.S. dollars as its functional currency and is exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward and option contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

points are excluded from the determination of hedge effectiveness and are included in current period cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales on a straight-line basis over the life of the contract. In each accounting period, any difference between the change in fair value of the forward points and the amount recognized in earnings on a straight-line basis is recognized in Other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income.  For option contracts, the change in fair value attributable to changes in time value are excluded from the assessment of hedge effectiveness and included in current period Cost of sales in the Condensed Consolidated Statements of Operations. Hedge ineffectiveness was not material during the three and six months ended June 30, 2018 and 2017.

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
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$493,828	$448,448	$314,000
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	419,707	231,161	166,476
At June 30, 2018, approximately $2,594,000 of deferred net losses on both outstanding and matured derivatives accumulated in Other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to Net income in the Condensed Consolidated Statements of Comprehensive Income are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At June 30, 2018, the Company's derivative contracts had a remaining maturity of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $5,000,000 at June 30, 2018. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	June 30, 2018	December 31, 2017	June 30, 2017
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$4,692	$1,648	$1,648
Currency forward contracts	Other non-current assets	10,516	335	816
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,022	9,336	3,151
Currency forward contracts	Other long-term liabilities	327	3,820	1,665
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	2,471	683	505
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,873	1,229	916

The following table presents the statement of operations effect and classification of derivative instruments (in thousands):

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income or loss, net of tax	—	$20,859	$(5,537)	$15,627	$(6,975)
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Net sales	19	—	24	144
Gain (loss) reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	(1,398)	897	(3,604)	951
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	6	2	12	5
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	1,896	492	3,821	1,286
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating expense	2,836	(1,723)	2,234	(3,411)
NOTE 12—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories, and equipment. At June 30, 2018, inventory purchase obligations were $424,968,000.
Litigation
The Company is a party to various legal claims, actions and complaints from time to time. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$144,729	$—	$—	$144,729
Time deposits	61,563	—	—	61,563
U.S. Government treasury bills	—	121,352	—	121,352
Available-for-sale short-term investments (1):
U.S. Government treasury bills	—	225,247	—	225,247
U.S. Government-backed municipal bonds	—	37,335	—	37,335
Other short-term investments:
Mutual fund shares	1,432	—	—	1,432
Other current assets:
Derivative financial instruments (Note 11)	—	7,163	—	7,163
Other non-current assets:
Derivative financial instruments (Note 11)	—	10,516	—	10,516
Mutual fund shares	9,332	—	—	9,332
Total assets measured at fair value	$217,056	$401,613	$—	$618,669
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 11)	$—	$2,895	$—	$2,895
Other long-term liabilities:
Derivative financial instruments (Note 11)	—	327	—	327
Total liabilities measured at fair value	$—	$3,222	$—	$3,222

(1) Investments have remaining maturities of less than one year.

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

(1) Investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$307,724	$—	$—	$307,724
Time deposits	66,217	—	—	66,217
U.S. Government-backed municipal bonds	—	97,738	—	97,738
Other short-term investments:
Mutual funds shares	1,591	—	—	1,591
Other current assets:
Derivative financial instruments (Note 11)	—	2,153	—	2,153
Other non-current assets:
Derivative financial instruments (Note 11)	—	816	—	816
Mutual fund shares	8,298	—	—	8,298
Total assets measured at fair value	$383,830	$100,707	$—	$484,537
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 11)	$—	$4,067	$—	$4,067
Other long-term liabilities
Derivative financial instruments (Note 11)	—	1,665	—	1,665
Total liabilities measured at fair value	$—	$5,732	$—	$5,732

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, which are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
Non-recurring Fair Value Measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2018, December 31, 2017 or June 30, 2017.
NOTE 14—RELATED PARTY TRANSACTIONS
The Company owns a 60% controlling interest in a joint venture formed with Swire, which is a related party. The joint venture arrangement involves Transition Services Agreements ("TSAs") with Swire, under which Swire provides administrative and information technology services to the joint venture. The Company continues to reduce its costs under the TSAs as it internalizes the back-office functions and related personnel, including the transition of the joint venture's systems to the Company's ERP platform in the second quarter of 2017. The joint venture incurred service fees, valued under the TSAs at Swire's cost, of $73,000 and $329,000 during the three months ended June 30, 2018 and 2017, respectively, and $144,000 and $845,000 during the six months ended June 30, 2018 and 2017, respectively. These fees are included in SG&A expenses in the Condensed Consolidated Statements of Operations.
As of June 30, 2018 and 2017, and December 31, 2017, net payables to Swire for service fees, interest expense and miscellaneous expenses totaled $83,000, $340,000 and $89,000, respectively, and were included in Accounts payable in the Condensed Consolidated Balance Sheets.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's standard third-party distributor terms and pricing.
In April 2018, the Company announced its intent to buy out the remaining 40% non-controlling interest in the joint venture under the terms of the initial agreement. The buyout is subject to various terms and conditions, including regulatory approval in China, and is expected to be completed in early 2019.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

On June 14, 2018, the joint venture declared a cash dividend of RMB 341,347,000 ($53,330,000 USD) anticipated to be paid by the end of the third quarter of 2018 to stockholders of record as of June 14, 2018. The Company's share of this dividend will be $31,998,000 and is eliminated in consolidation. As of June 30, 2018, the Company recorded an Accrued liability for the dividend payable to Swire and a corresponding reduction to Non-controlling interest of $21,332,000 in the Condensed Consolidated Balance Sheets.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, profitability and the effect of specified factors on profitability for 2018, expenses, sourcing costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, investments in and implementation of our information technology systems, our operating model assessment referred to as Project CONNECT, intellectual property disputes, our DTC channels and other capital expenditures, including planned store additions, access to raw materials and factory capacity, financing and working capital requirements and resources, effects of the Tax Cuts and Jobs Act ("TCJA"), income tax rates and pre-tax income, our intended buyout of the remaining 40% non-controlling interest in our China joint venture, the effects of our adoption of recent accounting pronouncements, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. In 2017, approximately 60% of our net sales and approximately 90% of our operating income were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs. The expansion of our DTC businesses has increased the proportion of sales, profits and cash flows that we generate in the second half of the year.
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

•
Industry trends affecting consumer traffic and spending in brick and mortar retail channels, which have created uncertainty regarding the long-term financial health of several of our U.S. wholesale customers;

•	The effects of changes in foreign currency exchange rates on sales, gross margin, operating income, and net income;

•	Difficult economic and competitive environments in certain key markets within the LAAP region, in particular, Korea;

•	Continued sales growth and profitability contributed by our EMEA region;

•	Performance of our Mountain Hardwear brand as we work to re-invigorate the brand in the marketplace;

•	The financial impact of activities associated with and resulting from Project CONNECT;

•	Further refinement of our 2017 TCJA provisional income tax estimates;

•	Impacts of changes in and further changes to tariffs or international trade policy;

•	Accelerated investment in and execution of demand creation, DTC systems infrastructure and other strategic priorities; and

•	The implementation of our global DTC platform and continued optimization of our enterprise resource planning ("ERP") platform.
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
Ultimately, we expect our investments to accelerate market share capture across our brand portfolio, expand gross margin, improve SG&A expense efficiency, and drive improved operating margin.
Ongoing Global ERP Implementation
With the implementation of our global ERP system in our Europe-direct business in June 2018, we have now substantially completed the major phases of this global rollout.
Consumer-First Platform ("C1")
During the second quarter of 2017, we commenced investment in our C1 initiative, which encompasses the global retail platform and Information Technology ("IT") systems infrastructure to support the growth and continued development of our omnichannel capabilities. The objective of this initiative is consistent with our strategic priorities to deliver an enhanced consumer experience, and to modernize and standardize our processes and systems to enable us to better anticipate and deliver against the needs of our consumers. This multi-year global initiative is currently in the build phase, targeting regional implementations beginning in the first half of 2019.
Experience First ("X1")
We have also launched an initiative, X1, within our DTC operations designed to enhance our e-commerce systems to take advantage of the changes in consumer browsing and purchasing behavior towards mobile devices. It encompasses an upgrade of our e-commerce platforms to offer improved search, browsing, checkout, loyalty, and customer care experiences for mobile shoppers, and is expected to be implemented in the first half of 2019. The project will be fully integrated with our C1 initiative and will be implemented across all of our brands.
Project CONNECT
During the second half of 2017, the company began implementation of Project CONNECT, which is aimed at aligning our resources to accelerate execution on our strategic priorities and includes initiatives to drive revenue, capture cost of sales efficiencies, generate SG&A expense savings, and improve our marketing effectiveness. The majority of Project CONNECT initiatives are being implemented throughout the business and will be part of our sustained go forward operational strategy.

As these improvements are realized, we intend to reallocate resources to our strategic priorities, including incremental demand creation spending and other investments to drive growth across our brands and distribution channels. We are realizing some financial benefits from these initiatives in 2018 and remain confident that we can generate more meaningful financial value capture in 2019 and beyond.
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
Additionally, we reference certain other non-GAAP financial measures in our second quarter and first half 2018 financial results and updated full year 2018 financial outlook earnings release, located in the investor relations section of our website at http://investor.columbia.com/results.cfm; which information is not part of this Quarterly Report on Form 10-Q. A reconciliation of these non-GAAP financial measures to comparable measures reported under GAAP can be found in the supplemental financial tables that accompany our earnings release, along with an explanation of management’s rationale for referencing these non-GAAP financial measures.
Highlights of the Second Quarter of 2018

•
Net sales for the second quarter of 2018 increased $82.7 million, or 21%, to $481.6 million from $398.9 million in the second quarter of 2017. With the adoption of ASC 606, certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense beginning January 1, 2018. The increase in second quarter 2018 net sales and SG&A expenses include $7.5 million of incremental net sales and corresponding expenses resulting from this change in classification.

•
Net income attributable to Columbia Sportswear Company was $9.7 million, or $0.14 per diluted share, for the second quarter of 2018, including Project CONNECT program expenses and discrete costs of approximately $1.4 million, net of tax, or $0.02 per diluted share, and incremental tax expense related to the TCJA of $0.1 million, compared to a net loss of $11.5 million, or $(0.17) per diluted share, in the second quarter of 2017, which included Project CONNECT program expenses and discrete costs of approximately $2.6 million, net of tax, or $0.04 per diluted share.

•	We paid a quarterly cash dividend of $0.22 per share, or $15.4 million, in the second quarter of 2018.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	100.0	100.0	100.0	100.0
Cost of sales	52.5	54.7	51.5	53.4
Gross profit	47.5	45.3	48.5	46.6
Selling, general and administrative expenses	46.1	50.3	42.8	43.9
Net licensing income	0.6	0.6	0.6	0.5
Income (loss) from operations	2.0	(4.4)	6.3	3.2
Interest income, net	0.6	0.3	0.5	0.2
Other non-operating income	—	0.1	—	—
Income (loss) before income tax	2.6	(4.0)	6.8	3.4
Income tax (expense) benefit	(0.4)	1.2	(1.4)	(0.6)
Net income (loss)	2.2	(2.8)	5.4	2.8
Net income attributable to non-controlling interest	0.2	0.1	0.4	0.3
Net income (loss) attributable to Columbia Sportswear Company	2.0%	(2.9)%	5.0%	2.5%
Quarter Ended June 30, 2018 Compared to Quarter Ended June 30, 2017
Net Sales: Consolidated net sales increased $82.7 million, or 21% (19% constant-currency), to $481.6 million for the second quarter of 2018, from $398.9 million for the comparable period in 2017. With the adoption of ASC 606, certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense beginning January 1, 2018. The increases in second quarter 2018 net sales and SG&A expenses include $7.5 million of incremental net sales and corresponding expenses resulting from this change in classification.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018(1)	2017	% Change	% Change(1)
	(In millions, except for percentage changes)
United States	$280.2	$—	$280.2	$238.2	18%	18%
LAAP	100.8	(3.7)	97.1	79.5	27%	22%
EMEA	85.0	(3.3)	81.7	67.3	26%	21%
Canada	15.6	(0.7)	14.9	13.9	12%	7%
	$481.6	$(7.7)	$473.9	$398.9	21%	19%
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
Net sales in the United States increased $42.0 million, or 18%, to $280.2 million for the second quarter of 2018 from $238.2 million for the comparable period in 2017. The U.S. net sales increase was driven by our DTC and wholesale businesses. The net sales increase in our DTC business was led by increased net sales from our retail stores, followed by increased net sales from our e-commerce business. At June 30, 2018, we operated 134 retail stores, compared with 122 retail stores at June 30, 2017. The net sales increase in our wholesale business was driven by net sales increases across all brands, primarily led by the Columbia brand, and reflecting increased Spring 2018 advanced orders, partially aided by a shift in timing of Spring 2018 shipments from the first quarter into the second quarter, and increased replenishment orders.

Net sales in the LAAP region increased $21.3 million, or 27% (22% constant-currency), to $100.8 million for the second quarter of 2018, from $79.5 million for the comparable period in 2017. As described in Note 2 to the Condensed Consolidated Financial Statements, the net sales increase in the LAAP region included $7.5 million of net sales associated with the adoption of ASC 606. The remaining net sales increase in the LAAP region was driven by increased net sales in the LAAP distributor business resulting from early delivery of Fall 2018 orders and a net sales increase in the China wholesale business due to a timing shift, in which a higher proportion of Spring 2017 product was shipped in the first quarter of 2017 in advance of our ERP implementation in the second quarter of 2017.
Net sales in the EMEA region increased $17.7 million, or 26% (21% constant-currency), to $85.0 million for the second quarter of 2018 from $67.3 million for the comparable period in 2017. The net sales increase in the EMEA region was led by the EMEA distributor business, followed by a net sales increase in our Europe-direct business. Net sales in the EMEA distributor business increased due to increased Fall 2018 advance orders, as well as earlier delivery of Fall 2018 shipments. The net sales increase in our Europe-direct business was driven by increased net sales from the wholesale business followed by DTC net sales.
Net sales in Canada increased $1.7 million, or 12% (7% constant-currency), to $15.6 million for the second quarter of 2018 from $13.9 million for the comparable period in 2017. The net sales increase in Canada was led by a net sales increase in our DTC business, followed by a net sales increase the wholesale business.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018	2017	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$414.8	$(7.1)	$407.7	$340.5	22%	20%
SOREL	11.4	(0.3)	11.1	6.0	90%	85%
prAna	38.1	—	38.1	35.0	9%	9%
Mountain Hardwear	16.0	(0.1)	15.9	16.1	(1)%	(1)%
Other	1.3	(0.2)	1.1	1.3	—%	(15)%
	$481.6	$(7.7)	$473.9	$398.9	21%	19%
Columbia brand net sales increased $74.3 million, or 22% (20% constant-currency), to $414.8 million for the second quarter of 2018 from $340.5 million for the comparable period in 2017, driven by net sales increases in all major markets. The net sales increase was led by the U.S. DTC business, followed by the U.S. wholesale business, EMEA distributors, LAAP distributors, Korea, Europe-direct, China and Japan. Results included increased net sales of apparel, accessories & equipment, as well as footwear.
SOREL brand net sales increased $5.4 million, or 90% (85% constant-currency), to $11.4 million for the second quarter of 2018 from $6.0 million for the comparable period in 2017, driven by net sales increases in our U.S. wholesale and U.S. DTC businesses due to favorable demand for Spring 2018 styles as well as growth in our Europe-direct business.
prAna brand net sales increased $3.1 million, or 9%, to $38.1 million for the second quarter of 2018 from $35.0 million for the comparable period in 2017, driven by increased net sales in the U.S. DTC business, followed by a net sales increase in the U.S. wholesale business.
Mountain Hardwear brand net sales decreased $0.1 million, or 1% (1% constant-currency), to $16.0 million for the second quarter of 2018 from $16.1 million for the comparable period in 2017, driven by decreased net sales in the Korea, Europe-direct, and U.S. DTC businesses, partially offset by a net sales increase in the U.S. wholesale business.

Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018	2017	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$394.6	$(5.0)	$389.6	$329.7	20%	18%
Footwear	87.0	(2.7)	84.3	69.2	26%	22%
	$481.6	$(7.7)	$473.9	$398.9	21%	19%
Net sales of apparel, accessories and equipment increased $64.9 million, or 20% (18% constant-currency), to $394.6 million for the second quarter of 2018 from $329.7 million for the comparable period in 2017. The apparel, accessories and equipment net sales increase was driven by net sales increases in the Columbia and prAna brands, partially offset by a slight decrease in the Mountain Hardwear brand.
Net sales of footwear increased $17.8 million, or 26% (22% constant-currency), to $87.0 million for the second quarter of 2018 from $69.2 million for the comparable period in 2017 and was driven by net sales increases in the Columbia and SOREL brands.
Sales by Channel

	Three Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018	2017	% Change	% Change
	(In millions, except for percentage changes)
Wholesale	$261.2	$(3.9)	$257.3	$211.6	23%	22%
DTC	220.4	(3.8)	216.6	187.3	18%	16%
	$481.6	$(7.7)	$473.9	$398.9	21%	19%

Net sales within the wholesale channel increased $49.6 million, or 23% (22% constant-currency), to $261.2 million for the second quarter of 2018 from $211.6 million for the comparable period in 2017, primarily driven by sales growth in the U.S., EMEA distributor, Europe-direct, and LAAP distributor businesses.

Net sales within the DTC channel increased $33.1 million, or 18% (16% constant-currency), to $220.4 million for the second quarter of 2018 from $187.3 million for the comparable period in 2017. The net sales increase in the DTC channel was primarily driven by net sales increases in the U.S.
Gross Profit: Gross profit, as a percentage of net sales, increased to 47.5% for the second quarter of 2018, from 45.3% for the comparable period in 2017. Gross profit expansion was primarily due to:

•	An increase in net sales associated with the adoption of ASC 606, where certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense;

•	A higher proportion of full price product sales, which carry a higher gross margin; and

•	A favorable effect from foreign currency hedge rates;
partially offset by;

•	A higher proportion of net sales to our international distributors, which generally carry lower gross margins.

Our gross profit and SG&A expenses as a percentage of sales may not be comparable to that of other companies in our industry because some of these companies include costs related to both their distribution network and retail store occupancy in cost of sales while we, like many others, include these expenses as a component of SG&A expense.

Selling, General and Administrative Expense: SG&A expense includes all costs associated with design, merchandising, marketing, distribution, store occupancy, and corporate functions, including related depreciation and amortization.

SG&A expense increased $21.6 million, or 11%, to $222.2 million, or 46.1% of net sales, for the second quarter of 2018, including program expenses and discrete costs of approximately $1.9 million related to Project CONNECT and $7.5 million related to the adoption of ASC 606, from $200.6 million, or 50.3% of net sales, for the comparable period in 2017, which included program expenses and discrete costs of approximately $4.1 million related to Project CONNECT. The SG&A expense increase was primarily due to:

•	Increased expenses to support our expanding global DTC operations;

•	An increase in expenses associated with the adoption of ASC 606, where certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense;
•Increased demand creation spending;
•The unfavorable impact of strengthening foreign currencies relative to the U.S. dollar; and
•Increased incentive compensation expense.

Depreciation and amortization included in SG&A expense totaled $14.3 million for the second quarter of 2018, compared to $14.8 million for the same period in 2017.
Income Tax (Expense) Benefit: Income tax expense was $2.1 million for the second quarter of 2018, compared to a benefit of $4.5 million for the comparable period in 2017. Our effective income tax rate was 16.6% for the second quarter of 2018, compared to 28.6% for the same period in 2017. The decrease in our effective income tax rate was driven primarily by the reduction in the U.S. tax rate as a result of the TCJA, as well as increased tax benefits from stock-based compensation in the second quarter of 2018 compared to the prior year.
Net Income Attributable to Columbia Sportswear Company: Net income increased to $9.7 million, or $0.14 per diluted share, for the second quarter of 2018, including Project CONNECT program expenses and discrete costs of approximately $1.4 million, net of tax, or $0.02 per diluted share, and incremental tax expense related to the TCJA of $0.1 million, compared to a net loss of $11.5 million, or $0.17 loss per diluted share, for the comparable period in 2017, which included Project CONNECT program expenses and discrete costs of approximately $2.6 million, net of tax, or $0.04 per diluted share.
Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Net Sales: Consolidated net sales increased $146.2 million, or 16% (13% constant-currency), to $1,088.9 million for the six months ended June 30, 2018, from $942.7 million for the comparable period in 2017. With the adoption of ASC 606, certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense beginning January 1, 2018. The increases in 2018 net sales and SG&A expenses include $15.7 million of incremental net sales and corresponding expenses resulting from this change in classification.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Six Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018(1)	2017	% Change	% Change(1)
	(In millions, except for percentage changes)
United States	$643.0	$—	$643.0	$571.4	13%	13%
LAAP	232.4	(11.2)	221.2	197.8	17%	12%
EMEA	156.8	(11.5)	145.3	122.7	28%	18%
Canada	56.7	(2.7)	54.0	50.8	12%	6%
	$1,088.9	$(25.4)	$1,063.5	$942.7	16%	13%
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
Net sales in the United States increased $71.6 million, or 13%, to $643.0 million for the six months ended June 30, 2018 from $571.4 million for the comparable period in 2017. The U.S. net sales increase was led by our DTC business, followed by our wholesale business. The net sales increase in our DTC business was led by increased net sales from our retail stores, followed by increased net sales from our e-commerce business. The net sales increase in our wholesale business was driven by the Columbia and prAna brands and reflected increased Spring 2018 orders.

Net sales in the LAAP region increased $34.6 million, or 17% (12% constant-currency), to $232.4 million for the six months ended June 30, 2018 from $197.8 million for the comparable period in 2017. As described in Note 2 to the Condensed Consolidated Financial Statements, the net sales increase in the LAAP region included $15.7 million of net sales, associated with the adoption of ASC 606. The remaining net sales increase in the LAAP region was driven by increased net sales in China and Japan.
Net sales in the EMEA region increased $34.1 million, or 28% (18% constant-currency), to $156.8 million for the six months ended June 30, 2018 from $122.7 million for the comparable period in 2017. The net sales increase in the EMEA region was led by our Europe-direct business, followed by our EMEA distributor business. The net sales increase in our Europe-direct business was led by increased wholesale net sales, followed by increased DTC net sales. The net sales increase in our EMEA distributor business was driven by earlier shipment of increased Fall 2018 advance orders.
Net sales in Canada increased $5.9 million, or 12% (6% constant-currency), to $56.7 million for the six months ended June 30, 2018 from $50.8 million for the comparable period in 2017. The net sales increase in Canada was led by a net sales increase in our DTC business, followed by a net sales increase in our wholesale business.
Sales by Brand
Net sales by brand are summarized in the following table:

	Six Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018	2017	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$923.6	$(23.2)	$900.4	$789.6	17%	14%
SOREL	42.2	(1.2)	41.0	33.2	27%	23%
prAna	80.4	—	80.4	73.7	9%	9%
Mountain Hardwear	40.4	(0.8)	39.6	43.8	(8)%	(10)%
Other	2.3	(0.2)	2.1	2.4	(4)%	(13)%
	$1,088.9	$(25.4)	$1,063.5	$942.7	16%	13%
Columbia brand net sales increased $134.0 million, or 17% (14% constant-currency), to $923.6 million for the six months ended June 30, 2018 from $789.6 million for the comparable period in 2017, driven by net sales increases in all major markets. The net sales increase was led by U.S. DTC, followed by U.S. wholesale, Europe-direct, Korea and EMEA distributor businesses. Results included increased net sales of apparel, accessories and equipment, as well as footwear.
SOREL brand net sales increased $9.0 million, or 27% (23% constant-currency), to $42.2 million for the six months ended June 30, 2018 from $33.2 million for the comparable period in 2017, driven by net sales increases in our Europe-direct business, the U.S. DTC business, and Japan. The increased net sales was driven by favorable demand for SOREL's Spring 2018 product collection, as well as favorable demand for cold weather product during the first quarter.
prAna brand net sales increased $6.7 million, or 9%, to $80.4 million for the six months ended June 30, 2018 from $73.7 million for the comparable period in 2017, driven by increased net sales in the U.S. wholesale business and the U.S. DTC business, partially offset by a net sales decrease in Canada.
Mountain Hardwear brand net sales decreased $3.4 million, or 8% (10% constant-currency), to $40.4 million for the six months ended June 30, 2018 from $43.8 million for the comparable period in 2017, driven by decreased net sales in Korea and U.S. wholesale, partially offset by net sales increases in Canada and U.S. DTC.

Sales by Product Category
Net sales by product category are summarized in the following table:

	Six Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018	2017	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$884.6	$(17.3)	$867.3	$769.7	15%	13%
Footwear	204.3	(8.1)	196.2	173.0	18%	13%
	$1,088.9	$(25.4)	$1,063.5	$942.7	16%	13%
Net sales of apparel, accessories and equipment increased $114.9 million, or 15% (13% constant-currency), to $884.6 million for the six months ended June 30, 2018 from $769.7 million for the comparable period in 2017. The apparel, accessories and equipment net sales increase was led by the Columbia and prAna brands, partially offset by a net sales decrease in the Mountain Hardwear brand.
Net sales of footwear increased $31.3 million, or 18% (13% constant-currency), to $204.3 million for the six months ended June 30, 2018 from $173.0 million for the comparable period in 2017 and was driven by net sales increases in the Columbia and SOREL brands.
Sales by Channel

	Six Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018	2017	% Change	% Change
	(In millions, except for percentage changes)
Wholesale	$605.1	$(15.8)	$589.3	$540.4	12%	9%
DTC	483.8	(9.6)	474.2	402.3	20%	18%
	$1,088.9	$(25.4)	$1,063.5	$942.7	16%	13%

Net sales within the wholesale channel increased $64.7 million, or 12% (9% constant-currency), to $605.1 million for the six months ended June 30, 2018 from $540.4 million for the comparable period in 2017, primarily driven by net sales growth in the U.S. wholesale, Europe-direct, EMEA distributor and Canada.

Net sales within the DTC channel increased $81.5 million, or 20% (18% constant-currency), to $483.8 million for the six months ended June 30, 2018 from $402.3 million for the comparable period in 2017. The net sales increase in the DTC channel was primarily driven by net sales increases in the U.S. and LAAP regions.
Gross Profit: Gross profit, as a percentage of net sales, increased to 48.5% for the six months ended June 30, 2018, from 46.6% for the comparable period in 2017. Gross profit expansion was primarily due to:

•	An increase in net sales associated with the adoption of ASC 606, where certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense;

•	A higher proportion of full price product sales, which carry a higher gross margin; and

•	Favorable effects from foreign currency hedge rates.

Our gross profit and SG&A expenses as a percentage of sales may not be comparable to that of other companies in our industry because some of these companies include costs related to both their distribution network and retail store occupancy in cost of sales while we, like many others, include these expenses as a component of SG&A expense.

Selling, General and Administrative Expense: SG&A expense includes all costs associated with design, merchandising, marketing, distribution, store occupancy, and corporate functions, including related depreciation and amortization.

SG&A expense increased $52.1 million, or 12.6%, to $465.6 million, or 42.8% of net sales, for the six months ended June 30, 2018, including $15.7 million related to the adoption of ASC 606 as well as program expenses and discrete costs of approximately $12.9 million related to Project CONNECT, from $413.4 million, or 43.9% of net sales, for the comparable period in 2017, which included program expenses and discrete costs of approximately $5.3 million related to Project CONNECT. The SG&A expense increase was primarily due to:

•	Increased expenses to support our expanding global DTC operations;

•	An increase in expenses associated with the adoption of ASC 606, where certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense;

•	The unfavorable impact of the U.S. dollar relative to foreign currencies;

•	Program expenses and discrete costs related to Project CONNECT;

•	Increased incentive compensation expense; and

•	Increased demand creation spending.

Depreciation and amortization included in SG&A expense totaled $28.6 million for the six months ended June 30, 2018, compared to $29.5 million for the same period in 2017.
Income Tax (Expense) Benefit: Income tax expense increased to $14.7 million for the six months ended June 30, 2018 from $5.2 million for the comparable period in 2017. Our effective income tax rate was 19.9% for the six months ended June 30, 2018, compared to 16.0% for the same period in 2017. This increase was due to approximately $1.2 million of incremental TCJA related income tax expenses recorded during the six months ended June 30, 2018, resulting from the issuance of additional clarifying guidance which drove further refinement of our provisional estimates that were recorded in the fourth quarter of 2017, as well as a non-recurring tax benefit recorded in the first quarter of 2017 primarily due to the resolution of tax audits in certain jurisdictions.
Net Income Attributable to Columbia Sportswear Company: Net income increased $30.4 million, or 124.1%, to $54.8 million, or $0.77 per diluted share, for the six months ended June 30, 2018, including Project CONNECT program expenses and discrete costs of approximately $9.8 million, net of tax, or $0.14 per diluted share, and incremental tax expense related to the TCJA of $1.2 million, or $0.02 per diluted share, compared with $24.5 million, or $0.35 per diluted share, for the comparable period in 2017, which included Project CONNECT program expenses and discrete costs of approximately $3.4 million, net of tax, or $0.05 per diluted share.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investments associated with expansion of our global DTC capabilities and ongoing ERP and information technology systems implementations, including complementary systems, general corporate needs, strategic business initiatives, and the expansion of our global operations. At June 30, 2018, we had total cash and cash equivalents of $510.7 million, compared to $673.2 million at December 31, 2017 and $620.6 million at June 30, 2017. In addition, we had short-term investments of $264.0 million at June 30, 2018, compared to $95.0 million at December 31, 2017 and $1.6 million at June 30, 2017. As a result of the enactment of the TCJA and the resulting change to a territorial system of taxation, a repatriation of cash and cash equivalents held by our foreign subsidiaries will no longer result in a significant tax cost.
Net cash provided by operating activities was $99.3 million for the six months ended June 30, 2018, compared to $157.0 million for the same period in 2017. The decrease in cash provided by operating activities was primarily driven by changes in inventory balances reflecting earlier receipt of Fall 2018 inventory and changes in other assets, partially offset by a greater decrease in accounts receivable and higher net income during the six months ended June 30, 2018 compared to the same period in 2017.
Net cash used in investing activities was $198.8 million for the six months ended June 30, 2018, compared to $25.1 million for the comparable period in 2017. For the 2018 period, cash used in investing activities primarily consisted of $169.2 million of net purchases of short-term investments and $29.6 million for capital expenditures. For the same period in 2017, net cash used in investing activities primarily consisted of $24.3 million for capital expenditures and $0.9 million of net purchases of short-term investments.
Net cash used in financing activities was $60.1 million for the six months ended June 30, 2018, compared to $67.8 million for the comparable period in 2017. For the 2018 period, net cash used in financing activities primarily consisted of dividend payments of $30.9 million and repurchases of common stock of $40.1 million, partially offset by net proceeds from stock plan activity of $10.8 million. For the same period in 2017, net cash used in financing activities primarily consisted of dividend payments of $25.0 million, repurchases of common stock of $35.5 million, and repayment of related party note payable of $14.2 million, partially offset by net proceeds from stock plan activity of $7.1 million.

Short-term borrowings and credit lines
We have an unsecured, committed revolving line of credit available to fund our domestic working capital requirements. Monthly variable commitments available for funding average $100.0 million over the course of a calendar year. At June 30, 2018, no balance was outstanding under this line of credit. At June 30, 2018, we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined credit limit of approximately $88.0 million at June 30, 2018. At June 30, 2018, no amount was outstanding under these subsidiary lines of credit.
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
Critical Accounting Policies and Estimates
Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales, and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in our Annual Report on Form 10-K for the year ended December 31, 2017 have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Some of these critical accounting policies affect working capital account balances, including the policy for revenue recognition and related sales returns and claims from customers, the allowance for doubtful accounts, the provision for potential excess, slow-moving and closeout inventories, product warranty, income taxes, and stock-based compensation.
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
Changes in Internal Control over Financial Reporting
We are implementing an ERP system and complementary systems that support our operations and financial reporting. This implementation is occurring in phases globally over several years and has been executed in the majority of our operations to date, including implementation in our Europe-direct operation in the second quarter of 2018. Each implementation phase involves changes to the processes that constitute our internal control over financial reporting. We are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
To implement our business strategies and initiatives, we must continue to modify and fund various aspects of our business, to maintain and enhance our information systems and supply chain operations to improve efficiencies and to attract, retain and manage qualified personnel. These efforts, coupled with cost containment measures, place increasing strain on management, information technology, financial, product design, marketing, distribution, supply chain, and other resources, and we may have operating difficulties as a result. For example, in support of our business strategies, we are making significant investments in our business processes and information technology infrastructure that require significant management attention and corporate resources. These changes may make it increasingly difficult to pursue acquisitions or to adapt our information technology systems and business processes to integrate an acquired business. These integration challenges may also be present as we continue to fully integrate operations of prAna, which we acquired in May 2014. Our business strategies involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Initiatives to Upgrade Our Business Processes and Information Technology Infrastructure Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement and information technology initiatives intended to optimize our operational and financial performance. Our current initiatives include investment in our information technology systems infrastructure to support the growth and expansion of our DTC businesses, as well as continued optimization of and upgrades to our integrated ERP software solutions and other complementary information technology systems, which support our supply chain, go-to-market strategies and DTC strategies and operations. Implementation of and upgrades to these solutions and systems are highly dependent on coordination of numerous employees, contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion of these initiatives, and the failure of any one contractor or system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, interruptions of DTC operations, decreases in productivity as our personnel implement and become familiar with new systems, increased costs, and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures, including system outages and loss of system availability, could disrupt our operations and have a material adverse effect on our financial condition, results of operations or cash flows.

These implementations have a pervasive effect on our business processes and information systems across a significant portion of our operations. As a result, we are undergoing significant changes in our operational processes and internal controls as our implementations progress, which in turn require significant change management, including training of and testing by our personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes, and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our legacy product development, retail and other systems, on which we continue to manage a substantial portion of our business activities, are highly customized. As a result, the availability of internal and external resources with the expertise to maintain these systems is limited. Our legacy systems may not support desired functionality for our operations and may inhibit our ability to operate efficiently, which could have an adverse effect on our financial condition, results of operations or cash flows. As we continue to transition from our legacy systems and implement new systems, certain functionality and information from our legacy systems, including that of third party systems that interface with our legacy systems, may not be fully compatible with the new systems. As a result, temporary processes or solutions may be required, including manual operations, which could significantly increase the risk of loss or corruption of data and information used by the business or result in business disruptions, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
In addition, any future breaches of our security measures, or the accidental loss, inadvertent disclosure or unapproved or non-compliant dissemination of proprietary information or sensitive and confidential data about us, our customers, our suppliers, or our employees, could expose us, our customers, our suppliers, our employees, or other individuals that may be affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business and could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. For example, the European Union adopted a new regulation that became effective May 25, 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet additional requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to exercise certain individual rights with respect to their personal data. The GDPR calls for privacy and process enhancements, accompanied by a commitment of resources and other expenditures in support of compliance. Violations of the GDPR could result in significant penalties. More recently, California passed the California Data Privacy Protection Act, which goes into effect in January 2020 and provides broad rights to California consumers with respect to the collection and use of their information by businesses. The new California law may further expand the privacy and process enhancements and commitment of resources in support of compliance with California's regulatory requirements, and may lead to similar laws in other U.S. states.

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
In the U.S., the current administration has publicly supported trade proposals, including recently established tariffs on U.S. products imported from China, modifications to international trade policy, and other changes that may affect U.S. trade relations with other countries, any of which may require us to significantly modify our current business practices or may otherwise materially and adversely affect our business.
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

Our Business Is Affected by Seasonality
Our business is affected by the general seasonal trends common to the outdoor industry. Our products are marketed on a seasonal basis and our annual net sales are weighted heavily toward the fall/winter season, while our operating expenses are more equally distributed throughout the year. As a result, the majority, and sometimes all, of our operating profits are generated in the second half of the year. The expansion of our DTC businesses has increased the proportion of sales and profits that we generate in the fourth calendar quarter. This seasonality, along with other factors that are beyond our control and that are discussed elsewhere in this section, may adversely affect our business and cause our results of operations to fluctuate. As a result, our profitability may be materially affected if management is not able to timely adjust expenses in reaction to adverse events such as unfavorable weather, weak consumer spending patterns or unanticipated levels of order cancellations. Results of operations in any period should not be considered indicative of the results to be expected for any future period.
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
Insiders Control a Majority of Our Common Stock and May Sell Shares
Five related shareholders, Gertrude Boyle, Sarah Bany, Timothy Boyle, Joseph Boyle, and Molly Boyle, have historically controlled a majority of our common stock. As a result, if acting together, they can effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these shareholders are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933 and the Securities Exchange Act of 1934. The sale or the prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	158,889	$79.93	158,889	$107,137,000
May 1, 2018 through May 31, 2018	54,819	84.44	54,819	102,508,000
June 1, 2018 through June 30, 2018	51,085	91.56	51,085	97,831,000
Total	264,793	$83.11	264,793	$97,831,000
(1) Our Board of Directors has authorized the repurchase of $700,000,000 of our common stock. As of June 30, 2018, we had repurchased 22,158,325 shares under this program at an aggregate purchase price of approximately $602,169,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 6.    EXHIBITS

(a)	Exhibits

3.1	Second Amendment to Third Restated Articles of Incorporation

31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Senior Vice President, Chief Financial Officer

32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

32.2	Section 1350 Certification of Jim A. Swanson, Senior Vice President, Chief Financial Officer

101	INS XBRL Instance Document

101	SCH XBRL Taxonomy Extension Schema Document

101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101	DEF XBRL Taxonomy Extension Definition Linkbase Document

101	LAB XBRL Taxonomy Extension Label Linkbase Document

101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
Date: August 2, 2018	/s/ JIM A. SWANSON
Jim A. Swanson
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)