Form 10-Q
period 2018-09-30
COLUMBIA SPORTSWEAR CO
filed 2018-11-01
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
_____________________________________
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on October 19, 2018 was 69,005,295.

COLUMBIA SPORTSWEAR COMPANY
SEPTEMBER 30, 2018

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2018	December 31, 2017	September 30, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$182,175	$673,166	$411,805
Restricted cash (Note 4)	13,970	—	—
Short-term investments	269,313	94,983	18,469
Accounts receivable, net of allowance of $9,176, $9,043, and $10,789, respectively	552,442	364,862	466,852
Inventories	617,194	457,927	558,558
Prepaid expenses and other current assets	77,763	58,559	36,113
Total current assets	1,712,857	1,649,497	1,491,797
Property, plant and equipment, at cost, net of accumulated depreciation of $483,857, $455,811, and $450,079, respectively	284,744	281,394	285,582
Intangible assets, net (Note 5)	127,320	129,555	130,300
Goodwill (Note 5)	68,594	68,594	68,594
Deferred income taxes	68,913	56,804	98,062
Other non-current assets	36,911	27,058	26,479
Total assets	$2,299,339	$2,212,902	$2,100,814
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings (Note 6)	$8,311	$—	$—
Accounts payable	237,344	252,301	190,634
Accrued liabilities (Note 7)	255,682	182,228	170,909
Income taxes payable	8,247	19,107	22,921
Total current liabilities	509,584	453,636	384,464
Other long-term liabilities	46,056	48,735	47,129
Income taxes payable	62,090	58,104	10,647
Deferred income taxes	13	168	154
Total liabilities	617,743	560,643	442,394
Commitments and contingencies (Note 13)
Columbia Sportswear Company Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 69,270, 69,995, and 69,863, issued and outstanding, respectively (Note 10)	210	45,829	39,007
Retained earnings	1,669,390	1,585,009	1,604,214
Accumulated other comprehensive loss (Note 9)	(4,235)	(8,887)	(13,929)
Total Columbia Sportswear Company shareholders' equity	1,665,365	1,621,951	1,629,292
Non-controlling interest (Note 4)	16,231	30,308	29,128
Total equity	1,681,596	1,652,259	1,658,420
Total liabilities and equity	$2,299,339	$2,212,902	$2,100,814
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$795,801	$747,367	$1,884,728	$1,690,064
Cost of sales	412,098	398,177	972,966	901,545
Gross profit	383,703	349,190	911,762	788,519
Selling, general and administrative expenses	259,267	230,446	724,827	643,859
Net licensing income	4,708	4,143	11,279	8,947
Income from operations	129,144	122,887	198,214	153,607
Interest income, net	2,524	1,035	7,748	3,240
Interest expense on note payable to related party (Note 15)	—	—	—	(429)
Other non-operating income (expense), net	736	(104)	372	203
Income before income tax	132,404	123,818	206,334	156,621
Income tax expense	(30,029)	(32,716)	(44,735)	(37,950)
Net income	102,375	91,102	161,599	118,671
Net income attributable to non-controlling interest	2,223	3,378	6,603	6,476
Net income attributable to Columbia Sportswear Company	$100,152	$87,724	$154,996	$112,195
Earnings per share attributable to Columbia Sportswear Company (Note 10):
Basic	$1.44	$1.26	$2.22	$1.61
Diluted	$1.42	$1.25	$2.19	$1.59
Cash dividends per share	$0.22	$0.18	$0.66	$0.54
Weighted average shares outstanding (Note 10):
Basic	69,589	69,815	69,895	69,698
Diluted	70,357	70,389	70,685	70,390
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	102,375	$91,102	161,599	118,671
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities, net	(162)	—	(158)	—
Unrealized gains (losses) on derivative transactions (net of tax effects of ($1,062), $3,953, ($6,036), and $8,194, respectively)	2,896	(8,606)	18,542	(16,368)
Foreign currency translation adjustments (net of tax effects of $(39), ($20), $1,780, and ($18), respectively)	(562)	8,333	(12,565)	27,017
Other comprehensive income (loss)	2,172	(273)	5,819	10,649
Comprehensive income	104,547	90,829	167,418	129,320
Comprehensive income attributable to non-controlling interest	2,256	3,738	7,255	8,437
Comprehensive income attributable to Columbia Sportswear Company	$102,291	$87,091	$160,163	$120,883
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$161,599	$118,671
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	43,544	44,660
Loss on disposal and impairment of property, plant, and equipment	1,979	970
Deferred income taxes	2,103	3,871
Stock-based compensation	10,247	8,277
Changes in operating assets and liabilities:
Accounts receivable	(125,433)	(127,003)
Inventories	(188,544)	(56,576)
Prepaid expenses and other current assets	(7,968)	2,959
Other assets	(9,782)	1,567
Accounts payable	(14,263)	(30,716)
Accrued liabilities	38,193	1,595
Income taxes payable	(7,200)	15,063
Other liabilities	(2,541)	4,231
Net cash used in operating activities	(98,066)	(12,431)
Cash flows from investing activities:
Purchases of short-term investments	(426,278)	(50,697)
Sales of short-term investments	252,727	32,878
Capital expenditures	(45,189)	(41,791)
Proceeds from sale of property, plant, and equipment	18	239
Net cash used in investing activities	(218,722)	(59,371)
Cash flows from financing activities:
Proceeds from credit facilities	36,051	3,374
Repayments on credit facilities	(27,740)	(3,374)
Proceeds from issuance of common stock under employee stock plans	16,508	16,056
Tax payments related to restricted stock unit issuances	(4,221)	(3,585)
Repurchase of common stock	(107,222)	(35,542)
Cash dividends paid	(46,160)	(37,617)
Cash dividends paid to non-controlling interest	(19,949)	—
Payment of related party note payable	—	(14,236)
Net cash used in financing activities	(152,733)	(74,924)
Net effect of exchange rate changes on cash	(7,500)	7,142
Net decrease in cash, cash equivalents and restricted cash	(477,021)	(139,584)
Cash, cash equivalents and restricted cash, beginning of period	673,166	551,389
Cash, cash equivalents and restricted cash, end of period	$196,145	$411,805
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes, net of refunds	$47,041	$25,282
Cash paid during the period for interest on note payable to related party	—	685
Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$7,380	$3,682
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the "Company") and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company's financial position as of September 30, 2018 and 2017, the results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The December 31, 2017 financial information was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
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
On January 1, 2018, the Company early-adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which simplifies the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements and includes certain targeted improvements to ease the application of the assessment of hedge effectiveness. The Company utilized the required modified retrospective transition method with the cumulative effect of initially applying the new standard recognized in retained earnings. See the table below for the effect of the adoption of the standard on our Condensed Consolidated Balance Sheets as of January 1, 2018.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In accordance with the requirements of ASC 606, the effects of adoption of this standard on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations were as follows (in thousands):

	September 30, 2018
	As Reported	Effect of Standard	Balances Without Adoption of ASC 606
Accounts receivable, net	$552,442	$59,921	$492,521
Inventories	617,194	(16,012)	633,206
Prepaid expenses and other current assets	77,763	16,012	61,751
Total current assets	1,712,857	59,921	1,652,936
Total assets	2,299,339	59,921	2,239,418
Accrued liabilities	255,682	59,921	195,761
Total current liabilities	509,584	59,921	449,663
Total liabilities	617,743	59,921	557,822
Total liabilities and equity	$2,299,339	$59,921	$2,239,418

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Effect of Standard	Balances Without Adoption of ASC 606	As Reported	Effect of Standard	Balances Without Adoption of ASC 606
Net sales	$795,801	$6,913	$788,888	$1,884,728	$22,657	$1,862,071
Gross profit	383,703	6,913	376,790	911,762	22,657	889,105
Selling, general and administrative expenses	$259,267	$6,913	$252,354	$724,827	$22,657	$702,170
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for most leases previously classified as operating leases. Subsequently, the FASB has issued amendments to clarify the codification or to correct unintended application of the new guidance. The new standard is required to be applied using a modified retrospective approach, with two adoption methods permissible: (1) apply the leases standard to each lease that existed at the beginning of the earliest comparative period presented in the financial statements or (2) apply the guidance to each lease that had commenced as of the beginning of the reporting period in which the entity first applies the new lease standard.
The Company will adopt the new standard on January 1, 2019 and anticipates applying the second modified retrospective method noted above. The Company is continuing to evaluate the impact of the guidance, including reviewing the standard's provisions, gathering and analyzing data to support further evaluation of real estate and non-real estate leases, identifying arrangements that may contain embedded leases and assessing practical expedients. The Company is also evaluating the impact of the new accounting standard on the Company's financial statement disclosures, systems, processes and controls. Based on these efforts, the Company expects the adoption will result in a material increase in the assets and liabilities on its Consolidated Balance Sheets and is not expected to have a material effect on the results of operations or cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The pronouncement changes the impairment model for most financial assets and will require the use of an "expected loss" model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Subsequently, the FASB issued an amendment to clarify the implementation dates and items that fall within the scope of this pronouncement. This standard is effective beginning in the first quarter of 2020. The adoption of ASU 2016-13 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which clarifies certain aspects of accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. Under the ASU, an entity would expense costs incurred in the preliminary-project and post-implementation-operation stages. The entity would also capitalize certain costs incurred during the application-development stage, as well as certain costs related to enhancements. The ASU does not change the accounting for the service component of a CCA. This standard is effective beginning in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact this accounting standard will have on the Company's financial position, results of operations or cash flows.
NOTE 3—REVENUES
Disaggregated Revenue
As disclosed below in Note 11, the Company has aggregated its operating segments into four geographic segments: (1) United States, (2) LAAP, (3) Europe, Middle East and Africa ("EMEA") and (4) Canada, which are reflective of the Company's internal organization, management and oversight structure. The following tables disaggregate our operating segment revenue by product category and sales channel (in thousands), which we believe provides a meaningful depiction how the nature, timing, and uncertainty of revenues are affected by economic factors:

	Three Months Ended September 30, 2018
	United States	LAAP	EMEA	Canada	Total
Product category revenues
Apparel, Accessories and Equipment	$406,474	$92,869	$63,950	$54,294	$617,587
Footwear	89,687	25,510	36,401	26,616	178,214
Total	$496,161	$118,379	$100,351	$80,910	$795,801
Sales channel revenues
Wholesale	$320,102	$67,154	$87,434	$70,099	$544,789
Direct-to-consumer	176,059	51,225	12,917	10,811	251,012
Total	$496,161	$118,379	$100,351	$80,910	$795,801

	Three Months Ended September 30, 2017
	United States	LAAP	EMEA	Canada	Total
Product category revenues
Apparel, Accessories and Equipment	$379,387	$91,843	$55,172	$53,518	$579,920
Footwear	76,583	31,153	32,350	27,361	167,447
Total	$455,970	$122,996	$87,522	$80,879	$747,367
Sales channel revenues
Wholesale	$310,607	$82,148	$78,126	$72,875	$543,756
Direct-to-consumer	145,363	40,848	9,396	8,004	203,611
Total	$455,970	$122,996	$87,522	$80,879	$747,367

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine Months Ended September 30, 2018
	United States	LAAP	EMEA	Canada	Total
Product category revenues
Apparel, Accessories and Equipment	$970,194	$263,849	$168,306	$99,854	$1,502,203
Footwear	168,981	86,983	88,806	37,755	382,525
Total	$1,139,175	$350,832	$257,112	$137,609	$1,884,728
Sales channel revenues
Wholesale	$636,108	$181,487	$223,018	$109,324	$1,149,937
Direct-to-consumer	503,067	169,345	34,094	28,285	734,791
Total	$1,139,175	$350,832	$257,112	$137,609	$1,884,728

	Nine Months Ended September 30, 2017
	United States	LAAP	EMEA	Canada	Total
Product category revenues
Apparel, Accessories and Equipment	$882,224	$237,025	$135,868	$94,574	$1,349,691
Footwear	145,126	83,782	74,380	37,085	340,373
Total	$1,027,350	$320,807	$210,248	$131,659	$1,690,064
Sales channel revenues
Wholesale	$601,789	$184,912	$186,745	$110,720	$1,084,166
Direct-to-consumer	425,561	135,895	23,503	20,939	605,898
Total	$1,027,350	$320,807	$210,248	$131,659	$1,690,064
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
Performance Obligations
For the three and nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Contract Balances
As of September 30, 2018, contract liabilities recorded on the Condensed Consolidated Balance Sheets, which consisted of obligations associated with our gift card and customer loyalty programs, were not material.
NOTE 4—NON-CONTROLLING INTEREST
The Company owns a 60% controlling interest in a joint venture formed with Swire Resources Limited ("Swire") to support the development and operation of the Company's business in China. The accounts of the joint venture are included in the Condensed Consolidated Financial Statements. Swire's share of net income from the joint venture is included in Net income attributable to non-controlling interest in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017. The 40% non-controlling equity interest in this entity is included in total equity as Non-controlling interest in the Condensed Consolidated Balance Sheets as of September 30, 2018 and 2017, and December 31, 2017.
In September 2018, the Company and Swire entered into an Equity Interest Transfer Agreement ("EITA"), in which the Company will buy out the 40% non-controlling interest in the joint venture. The buyout is subject to various terms and conditions, including regulatory approval in China and is expected to be completed in early 2019. As part of the buyout arrangement, the Company has placed approximately $13,970,000 in an escrow account as a portion of the funds needed to complete the buyout in 2019. These funds are included as Restricted cash in the Condensed Consolidated Balance Sheets at September 30, 2018. In addition, the China joint venture declared a dividend on June 14, 2018 of which Swire's share was approximately RMB136,539,000 (approximately US$21,332,000 at the date of declaration). The renminbi denominated dividend was paid in full in September 2018 and equated to approximately $19,949,000 on the date of payment.
The following table presents the changes in Columbia Sportswear Company shareholders' equity and non-controlling interest for the nine months ended September 30, 2018 (in thousands, except per share amounts):

	Columbia Sportswear Company	Non-Controlling Interest	Total
Balance at December 31, 2017	$1,621,951	$30,308	$1,652,259
Net income	154,996	6,603	161,599
Other comprehensive income (loss), net of tax:
Unrealized holding losses on available-for-sale securities	(158)	—	(158)
Derivative holding gains	17,472	1,070	18,542
Foreign currency translation adjustments	(12,147)	(418)	(12,565)
Cash dividends ($0.66 per share)	(46,160)	—	(46,160)
Dividends to non-controlling interest	—	(21,332)	(21,332)
Issuance of common stock under employee stock plans, net of tax	12,286	—	12,286
Adoption of new accounting pronouncements (Note 2)	14,100	—	14,100
Stock-based compensation expense	10,247	—	10,247
Repurchase of common stock	(107,222)	—	(107,222)
Balance at September 30, 2018	$1,665,365	$16,231	$1,681,596
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
Intangible Assets
The following table summarizes the Company's identifiable intangible assets (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(11,649)	(10,651)	(10,319)
Customer relationships	(13,650)	(12,413)	(12,000)
Total accumulated amortization	(25,299)	(23,064)	(22,319)
Net carrying amount	11,899	14,134	14,879
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$127,320	$129,555	$130,300
Amortization expense for intangible assets subject to amortization was approximately $745,000 for the three months ended September 30, 2018 and 2017, respectively, and was approximately $2,235,000 and $3,138,000 for the nine months ended September 30, 2018 and 2017, respectively.
Annual amortization expense is estimated to be as follows for the years 2018 through 2022 (in thousands):

2018	$2,980
2019	2,980
2020	2,537
2021	1,650
2022	1,650

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 6—SHORT-TERM BORROWINGS AND CREDIT LINES
In the third quarter of 2018, the Company's China joint venture established an unsecured and uncommitted line of credit guaranteed by the Company providing for borrowings of advances or overdrafts up to a maximum of US$20,000,000 (RMB137,806,000), and is available at September 30, 2018. Once the line is drawn upon, the revolving line accrues interest on advances of RMB based on the People's Bank of China ("PBOC") base rate, advances of USD based on LIBOR +1.8% per annum or overdrafts of RMB based on 110% of the PBOC base rate. As of September 30, 2018, the balance outstanding on an advance of RMB was approximately RMB57,266,000 (approximately US$8,311,000).
Except as disclosed above, there have been no significant changes to the Company's short-term borrowing and credit lines as described in Note 8 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
NOTE 7—PRODUCT WARRANTY
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
A reconciliation of product warranties is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$11,857	$11,213	$12,339	$11,455
Provision for warranty claims	555	1,373	2,997	3,304
Warranty claims	(378)	(877)	(3,088)	(3,365)
Other	50	108	(164)	423
Balance at end of period	$12,084	$11,817	$12,084	$11,817
NOTE 8—STOCK-BASED COMPENSATION
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
Stock-based compensation expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$1,277	$834	$3,571	$2,843
Restricted stock units	2,371	1,724	6,676	5,434
Total	$3,648	$2,558	$10,247	$8,277
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
The following table presents the weighted average assumptions for stock options granted in the periods:

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected option term	4.30 years	4.35 years	4.49 years	4.54 years
Expected stock price volatility	27.75%	28.79%	28.41%	28.91%
Risk-free interest rate	2.81%	1.68%	2.47%	1.72%
Expected annual dividend yield	1.01%	1.23%	1.15%	1.30%
Weighted average grant date fair value	$21.37	$13.47	$18.80	$13.03
During the nine months ended September 30, 2018 and 2017, the Company granted a total of 397,667 and 528,477 stock options, respectively. At September 30, 2018, unrecognized costs related to outstanding stock options totaled approximately $9,828,000, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at September 30, 2018 are expected to be recognized over a weighted average period of 2.47 years.
Restricted Stock Units
The Company estimates the fair value of service-based and performance-based restricted stock units using the Black-Scholes model. Key inputs and assumptions used to estimate the fair value of restricted stock units include the vesting period, expected annual dividend yield and closing price of the Company's common stock on the date of grant.
 The following table presents the weighted average assumptions for restricted stock units granted in the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Vesting period	3.51 years	4.03 years	3.88 years	3.87 years
Expected annual dividend yield	1.01%	1.23%	1.15%	1.30%
Estimated average grant date fair value per restricted stock unit	$84.32	$55.61	$73.10	$52.65
During the nine months ended September 30, 2018 and 2017, the Company granted 178,761 and 255,032 restricted stock units, respectively. At September 30, 2018, unrecognized costs related to outstanding restricted stock units totaled approximately $17,905,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at September 30, 2018 are expected to be recognized over a weighted average period of 2.45 years.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of applicable taxes, reported on the Company's Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the three months ended September 30, 2018 (in thousands):

	Unrealized losses on available-for-sale securities	Unrealized holding gains on derivative transactions	Foreign currency translation adjustments	Total
Balance at June 30, 2018	$—	$3,889	$(10,263)	$(6,374)
Other comprehensive (loss) income before reclassifications	(162)	541	(51)	328
Amounts reclassified from other comprehensive income	—	1,811	—	1,811
Net other comprehensive (loss) income during the period	(162)	2,352	(51)	2,139
Balance at September 30, 2018	$(162)	$6,241	$(10,314)	$(4,235)

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the three months ended September 30, 2017 (in thousands):

	Unrealized losses on available-for-sale securities	Unrealized holding losses on derivative transactions	Foreign currency translation adjustments	Total
Balance at June 30, 2017	$(4)	$(794)	$(12,498)	$(13,296)
Other comprehensive (loss) income before reclassifications	—	(7,391)	7,793	402
Amounts reclassified from other comprehensive income	—	(1,035)	—	(1,035)
Net other comprehensive (loss) income during the period	—	(8,426)	7,793	(633)
Balance at September 30, 2017	$(4)	$(9,220)	$(4,705)	$(13,929)

The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the nine months ended September 30, 2018 (in thousands):

	Unrealized losses on available-for-sale securities	Unrealized holding (losses) gains on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2017	$(4)	$(10,716)	$1,833	$(8,887)
Other comprehensive (loss) income before reclassifications	(158)	16,088	(12,147)	3,783
Amounts reclassified from other comprehensive income	—	1,384	—	1,384
Net other comprehensive (loss) income during the period	(158)	17,472	(12,147)	5,167
Adoption of ASU 2017-12 (Note 2)	—	(515)	—	(515)
Balance at September 30, 2018	$(162)	$6,241	$(10,314)	$(4,235)
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the nine months ended September 30, 2017 (in thousands):

	Unrealized losses on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2016	$(4)	$6,773	$(29,386)	$(22,617)
Other comprehensive (loss) income before reclassifications	—	(14,366)	24,681	10,315
Amounts reclassified from other comprehensive income	—	(1,627)	—	(1,627)
Net other comprehensive (loss) income during the period	—	(15,993)	24,681	8,688
Balance at September 30, 2017	$(4)	$(9,220)	$(4,705)	$(13,929)
NOTE 10—EARNINGS PER SHARE
Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares of common stock outstanding, used in computing basic earnings per share	69,589	69,815	69,895	69,698
Effect of dilutive stock options and restricted stock units	768	574	790	692
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	70,357	70,389	70,685	70,390
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$1.44	$1.26	$2.22	$1.61
Diluted	$1.42	$1.25	$2.19	$1.59

Stock options and service-based restricted stock units representing 216,386 and 931,524 shares of common stock for the three months ended September 30, 2018 and 2017, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. Stock options and service-based restricted stock units representing 325,410 and 887,508 shares of common stock for the nine months ended September 30, 2018 and 2017, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 23,971 and 36,589 shares of common stock for the three months ended September 30, 2018 and 2017, respectively, and 23,971 and 43,292 shares of common stock for the nine months ended September 30, 2018 and 2017, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.

Common Stock Repurchase Plan
Since the inception of the Company's stock repurchase plan in 2004 through September 30, 2018, the Company's Board of Directors has authorized the repurchase of $900,000,000 of the Company's common stock. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. As of September 30, 2018, the Company had repurchased 22,918,221 shares under this program at an aggregate purchase price of approximately $669,285,000. During the three and nine months ended September 30, 2018, the Company repurchased 759,896 and 1,260,186 shares of the Company's common stock at an aggregate purchase price of approximately $67,116,000 and $107,222,000, respectively. The Company did not repurchase shares of the Company's common stock for the three months ended September 30, 2017. During the nine months ended September 30, 2017, the Company repurchased 665,095 shares of the Company's common stock at an aggregate purchase price of approximately $35,542,000.
NOTE 11—SEGMENT INFORMATION
The Company has aggregated its operating segments into four geographic segments: (1) United States, (2) LAAP, (3) EMEA, and (4) Canada, which are reflective of the Company's internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of outdoor and active lifestyle apparel, footwear, accessories, and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information systems, finance and legal, executive compensation, unallocated benefit program expense, and other miscellaneous costs.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The geographic distribution of the Company's Net sales and Income (loss) from operations in the Condensed Consolidated Statements of Operations are summarized in the following table (in thousands) for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales to unrelated entities:
United States	$496,161	$455,970	$1,139,175	$1,027,350
LAAP	118,379	122,996	350,832	320,807
EMEA	100,351	87,522	257,112	210,248
Canada	80,910	80,879	137,609	131,659
	$795,801	$747,367	$1,884,728	$1,690,064
Segment income from operations:
United States	$123,522	$117,901	$237,341	$202,857
LAAP	15,992	21,583	45,400	44,894
EMEA	15,130	10,212	27,687	11,688
Canada	17,611	18,971	21,606	22,235
Total segment income from operations	172,255	168,667	332,034	281,674
Unallocated corporate expenses	(43,111)	(45,780)	(133,820)	(128,067)
Interest income, net	2,524	1,035	7,748	3,240
Interest expense on note payable to related party	—	—	—	(429)
Other non-operating income (expense)	736	(104)	372	203
Income before income taxes	$132,404	$123,818	$206,334	$156,621
Concentrations
No single customer accounted for 10% or more of Accounts receivable, net of allowance as of September 30, 2018 and 2017. The Company had one customer that accounted for 12.3% of Accounts receivable, net of allowance as of December 31, 2017. No single customer accounted for 10% or more of Net sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 or 2017, or for the year ended December 31, 2017.
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. The Company's prAna subsidiary uses U.S. dollars as its functional currency and is exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward and option contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in current period cost of sales for hedges of anticipated U.S. dollar inventory purchases and in net sales for hedges of anticipated Canadian dollar sales on a straight-line basis over the life of the contract. In each accounting period, any difference between the change in fair value of the forward points and the amount recognized in earnings on a straight-line basis is recognized in Other comprehensive income in the Condensed Consolidated Statements of Comprehensive Income.  For option contracts, the change in fair value attributable to changes in time value are excluded from the assessment of hedge effectiveness and included in current period Cost of sales in the Condensed Consolidated Statements of Operations. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2018 and 2017.

The Company also uses currency forward contracts not formally designated as hedges to manage the consolidated currency exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities by subsidiaries that use

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

U.S. dollars, euros, Canadian dollars, yen, won, or renminbi as their functional currency. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, receivables, payables, deferred income taxes, and intercompany loans. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in other non-operating expense, net by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.
The following table presents the gross notional amount of outstanding derivative instruments (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$434,738	$448,448	$390,500
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	289,772	231,161	181,045
At September 30, 2018, approximately $3,247,000 of deferred net gains on both outstanding and matured derivatives accumulated in Other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to Net income in the Condensed Consolidated Statements of Comprehensive Income are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At September 30, 2018, the Company's derivative contracts had a remaining maturity of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $5,000,000 at September 30, 2018. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments (in thousands):

	Balance Sheet Classification	September 30, 2018	December 31, 2017	September 30, 2017
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$7,262	$1,648	$1,930
Currency forward contracts	Other non-current assets	7,963	335	509
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	584	9,336	10,152
Currency forward contracts	Other long-term liabilities	—	3,820	3,048
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	865	683	959
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	154	1,229	407

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the statement of operations effect and classification of derivative instruments (in thousands):

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income or loss, net of tax	—	$866	$(7,535)	$16,493	$(14,510)
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Net sales	17	—	41	144
(Loss) gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	(4,192)	1,549	(7,796)	2,500
Loss reclassified from accumulated other comprehensive income or loss to income as a result of cash flow hedge discontinuance	Other non-operating expense	—	(178)	—	(178)
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	4	—	16	5
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	1,637	1,203	5,458	2,489
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating expense	372	(634)	2,606	(4,045)
NOTE 13—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories, and equipment. At September 30, 2018, inventory purchase obligations were approximately $333,670,000.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$70,573	$—	$—	$70,573
Available-for-sale short-term investments (1):
U.S. Government treasury bills	—	267,861	—	267,861
Other short-term investments:
Mutual fund shares	1,452	—	—	1,452
Other current assets:
Derivative financial instruments (Note 12)	—	8,127	—	8,127
Other non-current assets:
Derivative financial instruments (Note 12)	—	7,963	—	7,963
Mutual fund shares	9,950	—	—	9,950
Total assets measured at fair value	$81,975	$283,951	$—	$365,926
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 12)	$—	$738	$—	$738
Total liabilities measured at fair value	$—	$738	$—	$738

(1) Investments have remaining maturities of less than one year.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$282,860	$—	$—	$282,860
Time deposits	52,808	—	—	52,808
U.S. Government treasury bills	—	4,995	—	4,995
U.S. Government-backed municipal bonds	—	25,338	—	25,338
Available-for-sale short-term investments (1)
U.S. Government treasury bills	—	19,963	—	19,963
U.S. Government-backed municipal bonds	—	73,582	—	73,582
Other short-term investments:
Mutual fund shares	1,438	—	—	1,438
Other current assets:
Derivative financial instruments (Note 12)	—	2,331	—	2,331
Non-current assets:
Derivative financial instruments (Note 12)	—	335	—	335
Mutual fund shares	9,319	—	—	9,319
Total assets measured at fair value	$346,425	$126,544	$—	$472,969
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 12)	$—	$10,565	$—	$10,565
Other long-term liabilities
Derivative financial instruments (Note 12)	—	3,820	—	3,820
Total liabilities measured at fair value	$—	$14,385	$—	$14,385

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(1) Investments have remaining maturities of less than one year.
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 are as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$236,909	$—	$—	$236,909
Time deposits	52,719	—	—	52,719
U.S. Government-backed municipal bonds	—	3,072	—	3,072
Available-for-sale short-term investments (1):
U.S. Government-backed municipal bonds	—	16,828	—	16,828
Other short-term investments:
Mutual funds shares	1,641	—	—	1,641
Other current assets:
Derivative financial instruments (Note 12)	—	2,889	—	2,889
Other non-current assets:
Derivative financial instruments (Note 12)	—	509	—	509
Mutual fund shares	8,772	—	—	8,772
Total assets measured at fair value	$300,041	$23,298	$—	$323,339
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 12)	$—	$10,559	$—	$10,559
Other long-term liabilities
Derivative financial instruments (Note 12)	—	3,048	—	3,048
Total liabilities measured at fair value	$—	$13,607	$—	$13,607

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, which are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
Non-recurring Fair Value Measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2018, December 31, 2017 or September 30, 2017.
NOTE 15—RELATED PARTY TRANSACTIONS
The Company owns a 60% controlling interest in a joint venture formed with Swire, which is a related party. The joint venture arrangement involves Transition Services Agreements ("TSAs") with Swire, under which Swire provides administrative and information technology services to the joint venture. The Company continues to reduce its costs under the TSAs as it internalizes the back-office functions and related personnel, including the transition of the joint venture's systems to the Company's enterprise resource planning ("ERP") platform in the second quarter of 2017. The joint venture incurred service fees, valued under the TSAs at Swire's cost, of approximately $72,000 and $90,000 during the three months ended September 30, 2018 and 2017, respectively, and approximately $216,000 and $935,000 during the nine months ended September 30, 2018 and 2017, respectively. These fees are included in SG&A expenses in the Condensed Consolidated Statements of Operations.
As of September 30, 2018 and 2017, and December 31, 2017, net payables to Swire for service fees, interest expense and miscellaneous expenses totaled approximately $83,000, $87,000 and $89,000, respectively, and were included in Accounts payable in the Condensed Consolidated Balance Sheets.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's standard third-party distributor terms and pricing.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The China joint venture declared a cash dividend of approximately RMB 341,347,000 (approximately US$53,330,000) in June 2018 to stockholders of record as of June 14, 2018 and paid such dividend in the third quarter of 2018. The Company's dividend share of approximately $31,998,000 was received in the third quarter and was eliminated in consolidation. In addition, in September 2018, the Company and Swire entered into an Equity Interest Transfer Agreement ("EITA"), in which the Company commits to buy out the 40% non-controlling interest in the joint venture. The buyout is subject to various terms and conditions, including regulatory approval in China and is expected to be completed in early 2019. As part of the buyout arrangement, the Company has placed approximately $13,970,000 in an escrow account as a portion of the funds needed to complete the buyout in 2019.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets, profitability and the effect of specified factors on profitability for 2018, expenses, sourcing costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business and implementations of our strategic priorities, investments in and implementation of our information technology and e-commerce systems, our operating model assessment referred to as Project CONNECT, intellectual property disputes, our DTC channels and other capital expenditures, including planned store additions, access to raw materials and factory capacity, financing and working capital requirements and resources, ability to meet our liquidity needs, effects of the Tax Cuts and Jobs Act ("TCJA"), income tax rates and pre-tax income, our intended buyout of the 40% non-controlling interest in our China joint venture, the effects of our adoption of recent accounting pronouncements, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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

•
Industry trends affecting consumer traffic and spending in brick and mortar retail channels, which have created uncertainty regarding the long-term financial health of certain of our U.S. wholesale customers;

•	The effects of changes in foreign currency exchange rates on sales, gross margin, operating income, and net income;

•	Difficult economic, geopolitical and competitive environments in certain key markets globally;

•	Continued sales growth and profitability contributed by our LAAP region businesses, in particular China;

•	Performance of our Mountain Hardwear brand as we work to re-invigorate the brand in the marketplace;

•	The financial impact of activities associated with and resulting from Project CONNECT;

•	Further refinement of our 2017 TCJA provisional income tax estimates;

•	Impacts of changes in and further changes to tariffs or international trade policy;

•	Accelerated investment in and execution of demand creation, DTC infrastructure and other strategic priorities; and

•	The implementation of our global DTC platform and continued optimization of our ERP platform.
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
Consumer-First Platform ("C1")
During the second quarter of 2017, we commenced investment in our C1 initiative, which encompasses the global retail platform and Information Technology ("IT") systems infrastructure to support the growth and continued development of our omnichannel capabilities. The objective of this initiative is consistent with our strategic priorities to deliver an enhanced consumer experience, and to modernize and standardize our processes and systems to enable us to better anticipate and deliver against the needs of our consumers. This multi-year global initiative is currently in the build phase, targeting regional implementations beginning with North America in the first half of 2019.
Experience First ("X1")
During the first quarter of 2018, we commenced investment in our X1 initiative, which is designed to enhance our e-commerce systems to take advantage of the changes in consumer browsing and purchasing behavior towards mobile devices. It encompasses a reimplementation of our e-commerce platforms to offer improved search, browsing, checkout, loyalty, and customer care experiences for mobile shoppers. We are targeting regional implementations beginning with North America and EMEA in the first half of 2019. The project will be fully integrated with our C1 initiative and will be implemented across all of our brands.
Project CONNECT
During the second half of 2017, the Company initiated Project CONNECT, aimed at aligning our resources to accelerate execution on our strategic priorities and includes initiatives to drive revenue, capture cost of sales efficiencies, generate SG&A expense savings, and improve our marketing effectiveness. Project CONNECT initiatives are now part of our sustained go forward operational strategy.

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
Additionally, we reference certain other non-GAAP financial measures in our third quarter and first nine months of 2018 financial results and updated full year 2018 financial outlook earnings release, located in the investor relations section of our website at http://investor.columbia.com/results.cfm,which information is not part of this Quarterly Report on Form 10-Q. A reconciliation of these non-GAAP financial measures to comparable measures reported under GAAP can be found in the supplemental financial tables that accompany our earnings release, along with an explanation of management’s rationale for referencing these non-GAAP financial measures.
Highlights of the Third Quarter of 2018

•
Net sales for the third quarter of 2018 increased $48.4 million, or 6%, to $795.8 million from $747.4 million in the third quarter of 2017. With the adoption of ASC 606, certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense beginning January 1, 2018. The increase in third quarter 2018 net sales and SG&A expenses include $6.9 million of incremental net sales and corresponding expenses resulting from this change in classification.

•
Net income attributable to Columbia Sportswear Company was $100.2 million, or $1.42 per diluted share, for the third quarter of 2018, including a benefit from the recovery of an insurance claim ("Insurance Recovery") of $3.3 million, net of tax, or $0.04 per diluted share, incremental tax expense related to the TCJA of $1.5 million, and Project CONNECT program expenses and discrete costs of approximately $0.9 million, net of tax, or $0.01 per diluted share, compared to a net income of $87.7 million, or $1.25 per diluted share, in the third quarter of 2017, which included Project CONNECT program expenses and discrete costs of approximately $2.1 million, net of tax, or $0.03 per diluted share.

•	We paid a quarterly cash dividend of $0.22 per share, or $15.3 million, in the third quarter of 2018.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	100.0	100.0	100.0	100.0
Cost of sales	51.8	53.3	51.6	53.3
Gross profit	48.2	46.7	48.4	46.7
Selling, general and administrative expenses	32.6	30.8	38.5	38.1
Net licensing income	0.6	0.5	0.6	0.5
Income from operations	16.2	16.4	10.5	9.1
Interest income, net	0.3	0.2	0.4	0.2
Other non-operating income (expense), net	0.1	—	—	—
Income before income tax	16.6	16.6	10.9	9.3
Income tax expense	(3.7)	(4.4)	(2.3)	(2.3)
Net income	12.9	12.2	8.6	7.0
Net income attributable to non-controlling interest	0.3	0.5	0.4	0.4
Net income attributable to Columbia Sportswear Company	12.6%	11.7%	8.2%	6.6%
Quarter Ended September 30, 2018 Compared to Quarter Ended September 30, 2017
Net Sales: Consolidated net sales increased $48.4 million, or 6% (7% constant-currency), to $795.8 million for the third quarter of 2018, from $747.4 million for the comparable period in 2017. With the adoption of ASC 606, certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense beginning January 1, 2018. The increases in third quarter 2018 net sales and SG&A expenses include $6.9 million of incremental net sales and corresponding expenses resulting from this change in classification.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018(1)	2017	% Change	% Change(1)
	(In millions, except for percentage changes)
United States	$496.2	$—	$496.2	$456.0	9%	9%
LAAP	118.4	0.7	119.1	123.0	(4)%	(3)%
EMEA	100.3	0.7	101.0	87.5	15%	15%
Canada	80.9	2.7	83.6	80.9	—%	3%
	$795.8	$4.1	$799.9	$747.4	6%	7%
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
Net sales in the United States increased $40.2 million, or 9%, to $496.2 million for the third quarter of 2018 from $456.0 million for the comparable period in 2017. The U.S. net sales increase was driven by our DTC and wholesale businesses. The net sales increase in our DTC business was led by increased net sales from our retail stores, followed by increased net sales from our e-commerce business. At September 30, 2018, we operated 135 retail stores, compared with 127 retail stores at September 30, 2017. The net sales increase in our wholesale business was driven by net sales increases primarily across Columbia and SOREL brands, reflecting increased shipments of Fall 2018 advance orders, partially offset by lower closeout product net sales for the Mountain Hardwear brand.

Net sales in the LAAP region decreased $4.6 million, or 4% (3% constant-currency), to $118.4 million for the third quarter of 2018, from $123.0 million for the comparable period in 2017. The net sales decrease in the LAAP region was driven by decreased net sales in the LAAP distributor and China businesses. Net sales decreased in our LAAP distributor business resulted from a greater portion of Fall 2018 shipments falling into the second quarter of 2018 compared to a larger portion of Fall 2017 shipments occurring in the third quarter of 2017. Net sales decreased in China as a result of a decrease in net sales to a value channel customer and, to a lesser extent, decreased sales in our DTC business. As described in Note 2 to the Condensed Consolidated Financial Statements, the net sales decrease in the LAAP region included an offsetting net sales increase of $6.9 million associated with the adoption of ASC 606.
Net sales in the EMEA region increased $12.8 million, or 15%, to $100.3 million for the third quarter of 2018 from $87.5 million for the comparable period in 2017. The net sales increase in the EMEA region was led by our Europe-direct business. The net sales increase in our Europe-direct business was driven by increased net sales from the wholesale business, followed by our DTC business.
Net sales in Canada of $80.9 million for the third quarter of 2018 were flat (increase of 3% constant-currency) compared to the same period in 2017. The constant-currency net sales increase in Canada was driven by a net sales increase in our DTC business.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018	2017	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$640.9	$3.0	$643.9	$598.3	7%	8%
SOREL	91.2	1.0	92.2	81.7	12%	13%
prAna	39.9	—	39.9	36.8	8%	8%
Mountain Hardwear	23.0	0.1	23.1	29.4	(22)%	(21)%
Other	0.8	—	0.8	1.2	(33)%	(33)%
	$795.8	$4.1	$799.9	$747.4	6%	7%
Columbia brand net sales increased $42.6 million, or 7% (8% constant-currency), to $640.9 million for the third quarter of 2018 from $598.3 million for the comparable period in 2017. The net sales increase was led by the U.S. DTC business, followed by the U.S. wholesale, Europe-direct, Korea, Japan, and Canada businesses, offset by net sales decreases in our LAAP distributors and China businesses. Results included increased net sales of apparel, accessories and equipment, as well as footwear.
SOREL brand net sales increased $9.5 million, or 12% (13% constant-currency), to $91.2 million for the third quarter of 2018 from $81.7 million for the comparable period in 2017, driven by net sales increases in our U.S. wholesale, Europe-direct and U.S. DTC businesses.
prAna brand net sales increased $3.1 million, or 8%, to $39.9 million for the third quarter of 2018 from $36.8 million for the comparable period in 2017, primarily driven by increased net sales in the U.S. DTC business.
Mountain Hardwear brand net sales decreased $6.4 million, or 22% (21% constant-currency), to $23.0 million for the third quarter of 2018 from $29.4 million for the comparable period in 2017, driven by a significant reduction in close-out sales compared to the third quarter of 2017, as well as the decision to exit the brand from the Korean market at the end of 2017.

Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018	2017	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$617.6	$2.7	$620.3	$580.0	6%	7%
Footwear	178.2	1.4	179.6	167.4	6%	7%
	$795.8	$4.1	$799.9	$747.4	6%	7%
Net sales of apparel, accessories and equipment increased $37.6 million, or 6% (7% constant-currency), to $617.6 million for the third quarter of 2018 from $580.0 million for the comparable period in 2017. The apparel, accessories and equipment net sales increase was driven by net sales increases in the Columbia and prAna brands, partially offset by the net sales decrease in the Mountain Hardwear brand.
Net sales of footwear increased $10.8 million, or 6% (7% constant-currency), to $178.2 million for the third quarter of 2018 from $167.4 million for the comparable period in 2017 and was led by the SOREL brand, as well as a slight net sales increase in the Columbia brand.
Sales by Channel

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018	2017	% Change	% Change
	(In millions, except for percentage changes)
Wholesale	$544.8	$3.9	$548.7	$543.8	—%	1%
DTC	251.0	0.2	251.2	203.6	23%	23%
	$795.8	$4.1	$799.9	$747.4	6%	7%

Net sales within the wholesale channel increased $1.0 million (1% constant-currency) to $544.8 million for the third quarter of 2018 from $543.8 million for the comparable period in 2017. The net sales increase in the wholesale channel was led by our U.S. wholesale and Europe-direct businesses, largely offset by net sales decreases in our LAAP distributor, China, Canada, and Japan businesses.

Net sales within the DTC channel increased $47.4 million, or 23%, to $251.0 million for the third quarter of 2018 from $203.6 million for the comparable period in 2017. The net sales increase in the DTC channel was led by net sales increases in the U.S., followed by net sales increases in Korea and Japan.
Gross Profit: Gross profit, as a percentage of net sales, increased to 48.2% for the third quarter of 2018, from 46.7% for the comparable period in 2017. Gross profit expansion was primarily due to:

•	An increase in net sales associated with the adoption of ASC 606, where certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense;

•	A higher proportion of full price product sales, which carry a higher gross margin;

•	A higher DTC sales mix; and

•	A favorable effect from foreign currency hedge rates.

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

SG&A expense increased $28.8 million, or 13%, to $259.3 million, or 32.6% of net sales, for the third quarter of 2018, including $6.9 million of expenses related to the adoption of ASC 606, a $4.3 million benefit related to the Insurance Recovery, and $1.2 million of program expenses and discrete costs related to Project CONNECT, from $230.4 million, or 30.8% of net sales, for the comparable period in 2017, which included program expenses and discrete costs of approximately $3.3 million related to Project CONNECT. The SG&A expense increase was primarily due to:

•	Increased expenses to support our expanding global DTC operations;

•	An increase in expenses associated with the adoption of ASC 606, where certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense;
•Increased demand creation spending; and
•Increased incentive compensation expense;
Partially offset by
•A decrease related to the Insurance Recovery benefit.

Depreciation and amortization included in SG&A expense totaled $14.3 million for the third quarter of 2018, compared to $14.5 million for the same period in 2017.
Income Tax Expense: Income tax expense was $30.0 million for the third quarter of 2018, compared to $32.7 million for the comparable period in 2017. Our effective income tax rate was 22.7% for the third quarter of 2018, compared to 26.4% for the same period in 2017. The decrease in our effective income tax rate was driven primarily by the reduction in the U.S. federal tax rate.
Net Income Attributable to Columbia Sportswear Company: Net income increased to $100.2 million, or $1.42 per diluted share, for the third quarter of 2018, including a $3.3 million, net of tax, or $0.04 per diluted share, benefit related to the Insurance Recovery, incremental tax expense related to the TCJA of $1.5 million, and Project CONNECT program expenses and discrete costs of approximately $0.9 million, net of tax, or $0.01 per diluted share, compared to net income of $87.7 million, or $1.25 per diluted share, for the comparable period in 2017, which included Project CONNECT program expenses and discrete costs of approximately $2.1 million, net of tax, or $0.03 per diluted share.
Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Net Sales: Consolidated net sales increased $194.6 million, or 12% (10% constant-currency), to $1,884.7 million for the nine months ended September 30, 2018, from $1,690.1 million for the comparable period in 2017. With the adoption of ASC 606, certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense beginning January 1, 2018. The increases in 2018 net sales and SG&A expenses include $22.7 million of incremental net sales and corresponding expenses resulting from this change in classification.
Sales by Geographic Region
Net sales by geographic region are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018(1)	2017	% Change	% Change(1)
	(In millions, except for percentage changes)
United States	$1,139.2	$—	$1,139.2	$1,027.4	11%	11%
LAAP	350.8	(10.5)	340.3	320.8	9%	6%
EMEA	257.1	(10.8)	246.3	210.2	22%	17%
Canada	137.6	—	137.6	131.7	4%	4%
	$1,884.7	$(21.3)	$1,863.4	$1,690.1	12%	10%
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
Net sales in the United States increased $111.8 million, or 11%, to $1,139.2 million for the nine months ended September 30, 2018 from $1,027.4 million for the comparable period in 2017. The U.S. net sales increase was led by our DTC business, followed by our wholesale business. The net sales increase in our DTC business was led by increased net sales from our retail stores, followed by increased net sales from our e-commerce business. The net sales increase in our wholesale business was driven by the Columbia, prAna, and SOREL brands.

Net sales in the LAAP region increased $30.0 million, or 9% (6% constant-currency), to $350.8 million for the nine months ended September 30, 2018 from $320.8 million for the comparable period in 2017. As described in Note 2 to the Condensed Consolidated Financial Statements, the net sales increase in the LAAP region included $22.7 million of net sales associated with the adoption of ASC 606. The remaining net sales increase in the LAAP region was driven by increased net sales in Japan, China and Korea, partially offset by decreased net sales in our LAAP distributor business.
Net sales in the EMEA region increased $46.9 million, or 22% (17% constant-currency), to $257.1 million for the nine months ended September 30, 2018 from $210.2 million for the comparable period in 2017. The net sales increase in the EMEA region was led by our Europe-direct business, followed by our EMEA distributor business. The net sales increase in our Europe-direct business was led by increased wholesale net sales, followed by increased DTC net sales. The net sales increase in our EMEA distributor business was driven by increased Fall 2018 orders.
Net sales in Canada increased $5.9 million, or 4%, to $137.6 million for the nine months ended September 30, 2018 from $131.7 million for the comparable period in 2017. The net sales increase in Canada was driven by a net sales increase in our DTC business, offset by a net sales decrease in our wholesale business.
Sales by Brand
Net sales by brand are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018	2017	% Change	% Change
	(In millions, except for percentage changes)
Columbia	$1,564.5	$(20.2)	$1,544.3	$1,387.9	13%	11%
SOREL	133.4	(0.2)	133.2	114.9	16%	16%
prAna	120.3	—	120.3	110.5	9%	9%
Mountain Hardwear	63.4	(0.7)	62.7	73.2	(13)%	(14)%
Other	3.1	(0.2)	2.9	3.6	(14)%	(19)%
	$1,884.7	$(21.3)	$1,863.4	$1,690.1	12%	10%
Columbia brand net sales increased $176.6 million, or 13% (11% constant-currency), to $1,564.5 million for the nine months ended September 30, 2018 from $1,387.9 million for the comparable period in 2017, driven by net sales increases in most major markets. The net sales increase was led by our U.S. DTC business, followed by our U.S. wholesale, Europe-direct, Korea, EMEA distributor, and Japan businesses. Results included increased net sales of apparel, accessories and equipment, as well as footwear.
SOREL brand net sales increased $18.5 million, or 16%, to $133.4 million for the nine months ended September 30, 2018 from $114.9 million for the comparable period in 2017, driven by net sales increases in our Europe-direct, U.S. wholesale, U.S. DTC, and Japan businesses. The increased net sales were driven by favorable demand for SOREL's Spring 2018 product collection, as well as favorable demand for cold weather product during the first quarter.
prAna brand net sales increased $9.8 million, or 9%, to $120.3 million for the nine months ended September 30, 2018 from $110.5 million for the comparable period in 2017, driven by increased net sales in our U.S. DTC and wholesale businesses, partially offset by a net sales decrease in our Canada business.
Mountain Hardwear brand net sales decreased $9.8 million, or 13% (14% constant-currency), to $63.4 million for the nine months ended September 30, 2018 from $73.2 million for the comparable period in 2017, driven by decreased net sales in our U.S. wholesale and Korea businesses, partially offset by a net sales increase in Japan.

Sales by Product Category
Net sales by product category are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018	2017	% Change	% Change
	(In millions, except for percentage changes)
Apparel, Accessories and Equipment	$1,502.2	$(14.6)	$1,487.6	$1,349.7	11%	10%
Footwear	382.5	(6.7)	375.8	340.4	12%	10%
	$1,884.7	$(21.3)	$1,863.4	$1,690.1	12%	10%
Net sales of apparel, accessories and equipment increased $152.5 million, or 11% (10% constant-currency), to $1,502.2 million for the nine months ended September 30, 2018 from $1,349.7 million for the comparable period in 2017. The apparel, accessories and equipment net sales increase was led by the Columbia and prAna brands, partially offset by a net sales decrease in the Mountain Hardwear brand.
Net sales of footwear increased $42.1 million, or 12% (10% constant-currency), to $382.5 million for the nine months ended September 30, 2018 from $340.4 million for the comparable period in 2017 and was driven by net sales increases in the Columbia and SOREL brands.
Sales by Channel

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
	2018	Translation	2018	2017	% Change	% Change
	(In millions, except for percentage changes)
Wholesale	$1,149.9	$(11.9)	$1,138.0	$1,084.2	6%	5%
DTC	734.8	(9.4)	725.4	605.9	21%	20%
	$1,884.7	$(21.3)	$1,863.4	$1,690.1	12%	10%

Net sales within the wholesale channel increased $65.7 million, or 6% (5% constant-currency), to $1,149.9 million for the nine months ended September 30, 2018 from $1,084.2 million for the comparable period in 2017, primarily driven by net sales growth in the U.S. wholesale, Europe-direct and EMEA distributor businesses.

Net sales within the DTC channel increased $128.9 million, or 21% (20% constant-currency), to $734.8 million for the nine months ended September 30, 2018 from $605.9 million for the comparable period in 2017. The net sales increase in the DTC channel was primarily driven by net sales increases in the U.S., Japan and Korea.
Gross Profit: Gross profit, as a percentage of net sales, increased to 48.4% for the nine months ended September 30, 2018, from 46.7% for the comparable period in 2017. Gross profit expansion was primarily due to:

•	An increase in net sales associated with the adoption of ASC 606, where certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense;

•	A higher proportion of full price product sales, which carry a higher gross margin;

•	Favorable effects from foreign currency hedge rates; and

•	A higher DTC sales mix.

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

SG&A expense increased $81.0 million, or 12.6%, to $724.8 million, or 38.5% of net sales, for the nine months ended September 30, 2018, including $22.7 million related to the adoption of ASC 606, $14.1 million of program expenses and discrete costs of related to Project CONNECT, and $4.3 million benefit related to the Insurance Recovery, from $643.9 million, or 38.1% of net sales, for the comparable period in 2017, which included program expenses and discrete costs of approximately $8.6 million related to Project CONNECT. The SG&A expense increase was primarily due to:

•	Increased expenses to support our expanding global DTC operations;

•	An increase in expenses associated with the adoption of ASC 606, where certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense;

•	Increased demand creation spending;

•	The unfavorable impact of the U.S. dollar relative to foreign currencies;

•	Increased incentive compensation expense; and

•	Program expenses and discrete costs related to Project CONNECT.

Depreciation and amortization included in SG&A expense totaled $42.9 million for the nine months ended September 30, 2018, compared to $44.0 million for the same period in 2017.
Income Tax Expense: Income tax expense increased to $44.7 million for the nine months ended September 30, 2018 from $38.0 million for the comparable period in 2017. Our effective income tax rate was 21.7% for the nine months ended September 30, 2018, compared to 24.2% for the same period in 2017. This decrease in our effective tax rate was driven primarily by the reduction in the U.S. federal tax, partially offset by approximately $2.7 million of incremental TCJA-related income tax expenses during the nine months ended September 30, 2018, resulting from the issuance of additional clarifying guidance which drove further refinement of our provisional estimates that were recorded in the fourth quarter of 2017, as well as a non-recurring tax benefit recorded in the first quarter of 2017.
Net Income Attributable to Columbia Sportswear Company: Net income increased $42.8 million, or 38.1%, to $155.0 million, or $2.19 per diluted share, for the nine months ended September 30, 2018, including Project CONNECT program expenses and discrete costs of approximately $10.7 million, net of tax, or $0.15 per diluted share, the benefit of $3.3 million, net of tax, or $0.04 per diluted share, related to the Insurance Recovery, and incremental tax expense related to the TCJA of $2.7 million, or $0.04 per diluted share, compared with $112.2 million, or $1.59 per diluted share, for the comparable period in 2017, which included Project CONNECT program expenses and discrete costs of approximately $5.5 million, net of tax, or $0.08 per diluted share.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investments associated with expansion of our global DTC capabilities and ongoing ERP and information technology systems implementations, including complementary systems, general corporate needs, strategic business initiatives, and the expansion of our global operations. At September 30, 2018, we had total cash and cash equivalents of $182.2 million, compared to $673.2 million at December 31, 2017 and $411.8 million at September 30, 2017. In addition, we had short-term investments of $269.3 million at September 30, 2018, compared to $95.0 million at December 31, 2017 and $18.5 million at September 30, 2017. As a result of the enactment of the TCJA and the resulting change to a territorial system of taxation, repatriation of cash and cash equivalents held by our foreign subsidiaries will no longer result in a significant tax cost.
Net cash used in operating activities was $98.1 million for the nine months ended September 30, 2018, compared to $12.4 million for the same period in 2017. The increase in cash used in operating activities was primarily driven by increased purchases of current season inventory, partially offset by higher net income during the nine months ended September 30, 2018 compared to the same period in 2017.
Net cash used in investing activities was $218.7 million for the nine months ended September 30, 2018, compared to $59.4 million for the comparable period in 2017. For the 2018 period, cash used in investing activities primarily consisted of $173.6 million of net purchases of short-term investments and $45.2 million for capital expenditures. For the same period in 2017, net cash used in investing activities primarily consisted of $41.8 million for capital expenditures and $17.8 million of net purchases of short-term investments.
Net cash used in financing activities was $152.7 million for the nine months ended September 30, 2018, compared to $74.9 million for the comparable period in 2017. For the 2018 period, net cash used in financing activities primarily consisted of repurchases of common stock of $107.2 million, dividend payments to Company shareholders of $46.2 million and to the non-controlling interest in our China joint venture of RMB136.5 million (approximately US$19.9 million), partially offset by net proceeds from stock plan activity of $12.3 million. For the same period in 2017, net cash used in financing activities primarily consisted of dividend payments of $37.6 million, repurchases of common stock of $35.5 million, and repayment of a related party note payable of $14.2 million, partially offset by net proceeds from stock plan activity of $12.5 million.

Short-term borrowings and credit lines
We have an unsecured, committed revolving line of credit available to fund our domestic working capital requirements. Monthly variable commitments available for funding average $100.0 million over the course of a calendar year. At September 30, 2018, no balance was outstanding under this line of credit. At September 30, 2018, we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined credit limit of approximately $108.5 million at September 30, 2018. At September 30, 2018, approximately $8.3 million was outstanding under these subsidiary lines of credit. See Note 6 of the Notes to the Condensed Consolidated Financial Statements for additional discussion.
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
As described in Note 4 of the Notes to the Condensed Consolidated Financial Statements, we have entered into an agreement to buy out the 40% non-controlling interest in our China joint venture from Swire. At September 30, 2018, we had a total of $14.0 million in Restricted cash on the Condensed Consolidated Balance Sheet, held in an escrow account as a portion of the funds needed to complete the buyout in early 2019.
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
Except as disclosed in Note 2 and Note 3 of the Notes to the Condensed Consolidated Financial Statements, pertaining to our adoption of new accounting pronouncements, there have been no significant changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 2 of the Notes to the Condensed Consolidated Financial Statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We are implementing a global ERP system and complementary systems that support our operations and financial reporting. This implementation is occurring in phases globally over several years. With the most recent implementation in our Europe-direct operation in June 2018, we have now substantially completed the major phases of this global rollout. Each implementation phase involved change to the processes that constitute our internal control over financial reporting. We are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.    RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations, or cash flows may be materially adversely affected by these and other risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Initiatives to Upgrade Our Business Processes and Information Technology Infrastructure Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement and information technology initiatives intended to optimize our operational and financial performance. Our current initiatives include investment in our information technology systems infrastructure to support the growth and expansion of our DTC businesses, as well as continued optimization of and upgrades to our integrated ERP software solutions and other complementary information technology systems, which support our supply chain, corporate administrative functions, go-to-market strategies and DTC strategies and operations. Implementation of and upgrades to these solutions and systems are highly dependent on coordination of numerous employees, contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion of these initiatives, and the failure of any one contractor or system could have a material adverse effect on the implementation of our overall information technology infrastructure. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, interruptions of DTC operations, decreases in productivity as our personnel implement and become familiar with new systems, increased costs, and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures, including system outages and loss of system availability, could disrupt our operations and have a material adverse effect on our financial condition, results of operations or cash flows.

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
In addition, many of our products are manufactured outside of our principal sales markets, which requires these products to be transported by third parties, sometimes over large geographical distances. Shortages in ocean, land or air freight capacity and volatile fuel costs can result in rapidly changing transportation costs or an inability to transport our products in a timely manner. Similarly, disruption to shipping and transportation channels due to labor disputes could cause us to rely more heavily on alternative modes of transportation to achieve timely delivery to our customers, resulting in significantly higher freight costs. Because we price our products in advance and changes in transportation and other costs may be difficult to predict, we may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our financial condition, results of operations or cash flows.

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
Conversely, if we underestimate demand for our products or if our contract manufacturers are unable to supply products when we need them, we may experience inventory shortages. Inventory shortages may prevent us from fulfilling customer orders, delay shipments to customers, negatively affect customer relationships, result in increased costs to expedite production and delivery, and diminish our ability to build brand loyalty. Shipments delayed due to limited factory capacity, transportation disruption or limited transportation capacity, port disruption or other factors could result in order cancellations by our customers, which could have a material adverse effect on our financial condition, results of operations or cash flows.
We Face Risks Associated with Consumer Preferences and Fashion Trends
Changes in consumer preferences, consumer purchasing behavior or consumer interest in outdoor activities may have a material adverse effect on our business and changes in fashion trends may have a greater effect than in the past as we continue to expand our offerings to include more product categories in more geographic areas that are generally more sensitive to fashion trends. We also face risks because our success depends on our and our customers' abilities to anticipate consumer preferences and buying patterns, including the growth of e-commerce off-price retailing, and respond to changes in a timely manner. Lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. In addition, our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk by soliciting advance order commitments from customers, we generally place a significant portion of our seasonal production orders with our contract manufacturers before we have received all of a season's advance orders from customers, and orders may be canceled by customers before shipment. If we or our customers fail to anticipate and respond to consumer preferences or fail to respond in a timely manner or if we or our customers are unable to effectively navigate a transforming retail marketplace, we could suffer reputational damage to our brands and we may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May Not Realize All of the Anticipated Benefits of Our China Joint Venture or Complete the Buyout of the 40% Non-Controlling Interest
Effective January 2014, our joint venture in China with Swire, in which we hold a 60% interest, began operations. In April 2018, we announced our intention to buy out the 40% interest in the joint venture from Swire and in September 2018, we entered into an Equity Interest Transfer Agreement ("EITA") with Swire. The joint venture and completion of this buyout is subject to a number of risks and uncertainties. For example, while our joint venture partner continues to hold a 40% interest, it has protective voting rights with respect to specified major business decisions of the joint venture, and we may experience difficulty reaching agreement as to implementation of various changes to the joint venture's business. In addition, the buyout is subject to various conditions, including regulatory approval in China. For these reasons, or as a result of other factors, we may not realize all of the anticipated benefits of the joint venture or complete the buyout, and our results of operations could be adversely affected.
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
Our Success Depends on Our Distribution Facilities
Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, as well as the facilities of our third-party logistics companies, the development or expansion of additional distribution capabilities and services, such as the transition of value-added services functions from contract manufacturers to our distribution centers, and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky; in Canada, we rely primarily on our distribution facility in London, Ontario; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, Korea and China, we rely primarily on third-party logistics companies near Tokyo, Seoul, and Shanghai, respectively.

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
Our ability to meet our labor needs at our distribution centers, retail stores, corporate headquarters, and regional subsidiaries, including our ability to find qualified employees while controlling wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which our operations are located, unemployment levels within those markets, prevailing and minimum wage rates, changing demographics, health and other insurance costs, and adoption of new or revised employment and labor laws and regulations. For example, we face the prospect of increased wages resulting from competitive pressures and as a result of local increases in minimum wage rates in jurisdictions where we operate. If we are unable to locate, attract or retain qualified employees, our ability to source, distribute and sell products in a timely and cost-effective manner may be negatively affected, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 through July 31, 2018	329,570	$86.89	329,570	$69,196,000
August 1, 2018 through August 31, 2018	380,201	89.13	380,201	235,308,000
September 1, 2018 through September 30, 2018	50,125	91.64	50,125	230,715,000
Total	759,896	$88.32	759,896	$230,715,000
(1) In August 2018, our Board of Directors authorized an additional repurchase of $200,000,000 of our common stock. Since the inception of the Company's stock repurchase plan, our Board of Directors has authorized the repurchase of $900,000,000 of our common stock. As of September 30, 2018, we had repurchased 22,918,221 shares under this program at an aggregate purchase price of approximately $669,285,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

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

COLUMBIA SPORTSWEAR COMPANY
November 1, 2018	/s/ JIM A. SWANSON
Jim A. Swanson
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)