Form 10-K
period 2018-12-31
COLUMBIA SPORTSWEAR CO
filed 2019-02-21
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 ———————————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______
Commission file number 0-23939
 ———————————————————
COLUMBIA SPORTSWEAR COMPANY
(Exact name of registrant as specified in its charter)
 ———————————————————

Oregon	93-0498284
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
14375 Northwest Science Park Drive Portland, Oregon	97229
(Address of principal executive offices)	(Zip Code)
(503) 985-4000
(Registrant's telephone number, including area code)
 ———————————————————

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☒           No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐      No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒           No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such short period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation  S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form  10-K.       ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter, was $2,792,259,778 based on the last reported sale price of the Company's common stock as reported by the NASDAQ Global Select Market System on that day.
The number of shares of common stock outstanding on February 8, 2019 was 68,204,497.
Part III is incorporated by reference from the registrant's proxy statement for its 2019 annual meeting of shareholders to be filed with the Commission within 120 days of December 31, 2018.

COLUMBIA SPORTSWEAR COMPANY
DECEMBER 31, 2018

PART I
Item 1.    BUSINESS
General
Founded in 1938 in Portland, Oregon, as a small, family-owned, regional hat distributor and incorporated in 1961, Columbia Sportswear Company has grown to become a global leader in designing, sourcing, marketing, and distributing outdoor and active lifestyle apparel, footwear, accessories, and equipment. Unless the context indicates otherwise, the terms "we," "us," "our," "the Company," and "Columbia" refer to Columbia Sportswear Company, together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest.
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
Columbia®
The Columbia brand is our largest brand, offering performance and casual products, including apparel, footwear, accessories, and equipment. The durability and functionality of our Columbia brand products make them ideal for a wide range of outdoor and active lifestyle activities, serving a broad population of consumers, including skiers, snowboarders, mountain climbers, outdoor enthusiasts, hikers, hunting and fishing enthusiasts, endurance trail runners, golfers, and outdoor-inspired consumers.
SOREL®
Acquired in 2000, our SOREL brand offers premium, durable and design-driven footwear products to a market of fashion forward and brand savvy female consumers. The SOREL brand also offers a collection of premium men’s and youth utility footwear.
Mountain Hard Wear®
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
Other Brands
The OutDry® brand, acquired in 2010, holds various patents pertaining to processes for manufacturing waterproof and breathable apparel, footwear, accessories, and equipment. We have incorporated OutDry technology in certain of our branded products.
The Pacific Trail® brand, acquired in 2006, is licensed to third parties across a range of apparel, footwear, accessories, and equipment.
We distribute our products through a mix of wholesale distribution channels, our own direct-to-consumer ("DTC") channels (retail stores and e-commerce), independent international distributors, and licensees. In 2018, our products were sold in approximately 90 countries. Substantially all of our products are manufactured by contract manufacturers located outside the United States.
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
Our business is subject to many risks and uncertainties that may have a material adverse effect on our financial condition, results of operations or cash flows. Some of these risks and uncertainties are described below in Item 1A, Risk Factors.

Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. In 2018, approximately 60% of our net sales and approximately 80% of our operating income were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs. The expansion of our DTC businesses has increased the proportion of sales, profits and cash flows that we generate in the second half of the year.
Results of operations in any period should not be considered indicative of the results to be expected for any future period, particularly in light of disruptions in wholesale businesses of distribution, seasonal weather, changes in consumer purchasing behavior, persistent volatility in global economic and geopolitical conditions, volatility of foreign currency exchange rates, and inflationary or volatile input costs, each of which reduces the predictability of our business.
For further discussion regarding the effects of the macro-economic environment on our business, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this annual report.
Products
We develop and manage our merchandise in two principal categories: (1) apparel, accessories and equipment and (2) footwear. The following table presents the Net sales in the Consolidated Statements of Operations and percentages of net sales attributable to each of our principal product categories, for each of the last three years ended December 31:

(Dollars in millions)	2018		2017		2016
	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
Apparel, accessories and equipment	$2,191.0	78.2%	$1,928.0	78.2%	$1,865.4	78.5%
Footwear	611.3	21.8	538.1	21.8	511.6	21.5
Total	$2,802.3	100.0%	$2,466.1	100.0%	$2,377.0	100.0%
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
Footwear
We design, develop, market, and distribute footwear products for men, women and youth under our Columbia and SOREL brands. Our footwear products include durable, lightweight hiking boots, trail running shoes, rugged cold weather boots for activities on snow and ice, sandals and shoes for use in water activities, and casual shoes for everyday use. Our Columbia brand footwear products seek to address the needs of both the casual consumer and outdoor consumers who participate in activities that typically involve challenging or unusual terrain and trail conditions, in a variety of weather. Our SOREL brand products offer premium casual and cold weather footwear for all ages and genders, with a focus on young, fashion-conscious female consumers.
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
Our research and development efforts are led by an internal team of specialists who work closely with independent suppliers to conceive, develop and commercialize innovative technologies and products that provide the unique performance benefits desired by consumers during outdoor activities. We have also established working relationships with specialists in the fields of chemistry, biochemistry, engineering, industrial design, materials research, and graphic design, and in other related fields. We utilize these relationships, along with consumer insights and feedback, to develop and test innovative performance products, processes, packaging, and displays. We believe that these efforts, coupled with our technical innovation efforts, represent key factors in the past and future success of our products.

Intellectual Property
We own many trademarks, including Columbia Sportswear Company®, Columbia®, SOREL®, Mountain Hard Wear®, prAna®, OutDry®, Pacific Trail®, the Columbia diamond shaped logo, the Mountain Hardwear nut logo, the SOREL polar bear logo, and the prAna sitting pose logo, as well as many other trademarks relating to our brands, products, styles, and technologies. We believe that our trademarks are an important factor in creating a market for our products, in identifying our Company and in differentiating our products from competitors' products. We have design and utility patents, which expire at various times, as well as pending patent applications in the United States and other countries. We file applications for United States and foreign patents for inventions, designs and improvements that we believe have commercial value; however, these patents may or may not ultimately be issued, enforceable or used in our business. The technologies, processes and designs described in our patents are incorporated into many of our most important products. We believe our success primarily depends on our ability to continue offering innovative solutions to match consumer needs through design, research, development, and production advancements, rather than our ability to secure patents. We vigorously protect these proprietary rights against counterfeit reproductions and other infringing activities. Additionally, we license some of our trademarks across a range of apparel, footwear, accessories, equipment, and home products.
Sales and Distribution
We sell our products through a mix of wholesale distribution channels, our own DTC channels, independent international distributors, and licensees. Our wholesale channels consist of small, independently operated specialty outdoor and sporting goods stores, regional, national and international sporting goods chains, large regional, national and international department store chains, and internet retailers. We sell our products to distributors in various countries where we generally do not have direct sales and marketing operations. We also sell a wide range of apparel, footwear, accessories, equipment, and home products through licensing arrangements with third party manufacturers. In addition, we market Columbia brand apparel and accessories under licensing arrangements with various collegiate and professional sports organizations and entertainment companies.
We also sell our products directly to consumers in each of our geographic segments through our own network of branded and outlet retail stores and online. In addition, we have concession-based arrangements with third-parties at branded, outlet and shop-in-shop retail locations in our Asia Pacific and Europe regions, where the Company retains ownership of inventory and control over certain aspects of operations. Our DTC businesses enable us to increase consumer and retailer awareness of and demand for our products, model compelling retail environments for our products, and strengthen emotional connections between consumers and our brands over time. Our branded retail stores and e-commerce sites allow us to showcase a broad selection of products and to support the brands' positioning with fixtures and imagery that may then be replicated and offered for use by our wholesale and distributor customers. These stores and sites provide high visibility for our brands and products and help us to monitor the needs and preferences of consumers. In addition, we operate outlet stores to sell our products and to serve a role in our overall inventory management by enabling us to profitably liquidate excess, discontinued and out-of-season products while maintaining the integrity of our brands in wholesale and DTC channels.
We operate in four geographic segments: (1) the United States ("U.S."), (2) Latin America and Asia Pacific ("LAAP"), (3) Europe, Middle East and Africa ("EMEA"), and (4) Canada, which are reflective of our internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing, and distribution of outdoor and active lifestyle apparel, footwear, accessories, and equipment. The following table presents Net sales to unrelated entities and approximate percentages of net sales by geographic segment for each of the last three years ended December 31:

	2018		2017		2016
(Dollars in millions)	Net Sales	% of Sales	Net Sales	% of Sales	Net Sales	% of Sales
United States	$1,728.5	61.7%	$1,520.0	61.6%	$1,505.2	63.3%
LAAP	530.1	18.9	475.1	19.3	453.7	19.1
EMEA	350.8	12.5	293.7	11.9	253.5	10.7
Canada	192.9	6.9	177.3	7.2	164.6	6.9
Total	$2,802.3	100.0%	$2,466.1	100.0%	$2,377.0	100.0%
U.S.
The U.S. accounted for 61.7% of our Net sales for 2018. We sell our products in the U.S. to approximately 5,700 wholesale customers and through our own DTC business. As of December 31, 2018, our U.S. DTC business consisted of 113 outlet retail stores and 23 branded retail stores. We also sell our products through our four brand-specific e-commerce websites in the United States. In addition, we earn licensing income in the United States based on our licensees' sale of licensed products.

We distribute the majority of our products sold in the U.S. from distribution centers that we own and operate in Portland, Oregon and Robards, Kentucky. In some instances, we arrange to have products shipped from contract manufacturers through third-party logistics companies or directly to wholesale customer-designated facilities in the United States.
LAAP
The LAAP region accounted for 18.9% of our Net sales for 2018. We sell our products in the LAAP region through a combination of wholesale and DTC businesses in China, Japan and Korea and to independent international distributors across the LAAP region.
In Japan and Korea, we sell to approximately 230 wholesale customers. In addition, as of December 31, 2018, there were 120 and 154 concession-based, branded, outlet and shop-in-shop locations in Japan and Korea, respectively. We also sell our products through our four brand-specific e-commerce websites in Japan and Korea. We distribute our products in Japan and Korea through third-party logistics companies that operate warehouses near Tokyo and Seoul, respectively.
In 2014, we commenced operations of a 60% majority-owned joint venture with Swire Resources Limited ("Swire") for purposes of continuing the development of our business in China. We entered into an agreement with Swire in September 2018, in which we committed to buy out the non-controlling interest in the joint venture. On January 2, 2019, we closed the buyout of the 40% non-controlling interest. We operate 83 retail store locations and sell products through brand-specific e-commerce websites in China across multiple platforms and have distribution relationships with approximately 50 wholesale dealers that operate approximately 630 retail locations. We distribute our products to wholesale customers, through our own retail stores and through e-commerce channels in China through a third-party logistics company with a warehouse in Shanghai.
We sell to international independent distributors who sell our products in locations throughout the LAAP region. The majority of sales to our LAAP distributors are shipped directly to the distributor from the contract manufacturers from which we source our products.
EMEA
The EMEA region accounted for 12.5% of our Net sales for 2018. We sell our products to wholesale customers and independent international distributors who sell our products in locations throughout the EMEA region. In addition, as of December 31, 2018, we operated 32 outlet, shop-in-shop and concession-based locations and 1 branded retail store in various locations in Western Europe. We also sell products through brand-specific e-commerce websites in Austria, Belgium, Finland, France, Germany, Ireland, Italy, the Netherlands, Spain, and the United Kingdom.
We distribute the majority of our products sold in the EMEA region through a distribution center that we own and operate in Cambrai, France. The majority of sales to our EMEA distributors are shipped directly to the distributor from the contract manufacturers from which we source our products.
Canada
Canada accounted for 6.9% of our Net sales for 2018. We sell our products in Canada to approximately 1,300 wholesale customers. In addition, as of December 31, 2018, we operated 9 outlet retail stores in Canada. We also sell products through brand-specific e-commerce websites in Canada.
We distribute the majority of our products sold in Canada from a distribution center that we own and operate in London, Ontario.
Marketing
Our portfolio of brands enables us to target a wide range of consumers across the globe with differentiated products. We believe our marketing supports and enhances our competitive position in the marketplace, drives global alignment through seasonal initiatives, builds brand equity, raises global brand relevance and awareness, infuses our brands with excitement, and, most importantly, stimulates consumer demand for our products worldwide. During 2018, we invested approximately 5.4% of our Net sales in marketing programs.
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
We work closely with our key wholesale customers to reinforce our brand messages through online, television, radio, and print advertising campaigns, as well as in stores using branded visual merchandising display tools. We also utilize our own employees or contractors to visit our customers' retail locations in major cities around the world to facilitate favorable in-store presentation of our products.
We operate branded e-commerce websites or marketing websites in North America, Europe, Japan, Korea, and China, and maintain a presence on a variety of global social media platforms to connect with consumers. In addition, we authorize our distributors to operate

e-commerce or marketing websites, or both, and to maintain a presence on social media platforms, which help to reinforce our brand messages. Through digital media, consumers are able to interact with content created to inform and connect them with our brands and products, to be directed to nearby retailers and to purchase our products directly. Use of digital marketing and social media has become increasingly important within each of our brands' global efforts to build strong emotional connections with consumers through consistent, brand-enhancing content.
Working Capital Utilization
We design, develop, market, and distribute our products, but do not own or operate manufacturing facilities. As a result, most of our capital is invested in short-term working capital assets, including cash and cash equivalents, short-term investments, accounts receivable from customers, and finished goods inventory. At December 31, 2018, working capital assets accounted for approximately 75% of Total assets on the Consolidated Balance Sheets. Accordingly, the degree to which we efficiently utilize our working capital assets can have a significant effect on our profitability, cash flows and return on invested capital. The overall goals of our working capital management efforts are to maintain an optimal level of inventory necessary to deliver goods on time to our customers to satisfy end consumer demand, to alleviate manufacturing capacity constraints and to drive efficiencies, as well as to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers.
Demand Planning and Inventory Management
As a branded consumer products company, inventory represents one of the largest and highest risk capital commitments in our business model. We begin designing and developing our seasonal product lines approximately 12 months prior to soliciting advance orders from our wholesale customers and approximately 18 months prior to the products' availability to consumers in retail stores. As a result, our ability to forecast and produce an assortment of product styles that matches ultimate seasonal wholesale customer and end-consumer demand and to deliver products to our customers in a timely and cost-effective manner can significantly affect our sales, gross margins and profitability. For this reason, we maintain and continue to make substantial investments in information systems, processes and personnel that support our ongoing demand planning efforts. The goals of our demand planning efforts are to develop a collaborative forecast that drives the timely purchase of an adequate amount of inventory to satisfy demand, to minimize transportation and expediting costs necessary to deliver products to customers by their requested delivery dates and to minimize excess inventory to avoid liquidating excess, end-of-season goods at discounted prices. The demand planning process has become more complex as an increased proportion of the forecast is for in-season replenishment that is not confirmed until later in the selling period. Failure to achieve our demand planning goals could reduce our revenues or increase our costs, or both, which would negatively affect our gross margins and profitability and could affect our brand strength.
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
We use those advance orders, together with forecasted demand from our DTC businesses, forecasted wholesale order cancellations, reorders and replenishment orders, market trends, historical data, customer and sales feedback, and other important factors to estimate the volumes of each product to purchase from our suppliers around the world. The competitive landscape with our suppliers has resulted in our efforts to extend our buying periods and to procure products earlier in the seasonal period. From the time of initial order through production, receipt and delivery, we attempt to manage our inventory to reduce risk. We generally ship the majority of our advance spring season orders to customers beginning in January and continuing through June. Similarly, we typically ship the majority of our advance fall season orders to customers beginning in July and continuing through December. Generally, orders are subject to cancellation prior to the date of shipment.
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
Sourcing and Manufacturing
We do not own or operate manufacturing facilities. Virtually all of our products are manufactured to our specifications by contract manufacturers located outside the U.S. We seek to establish and maintain long-term relationships with key manufacturing partners, but generally do not maintain formal long-term manufacturing volume commitments. We believe that the use of contract manufacturers enables us to substantially limit our invested capital and to avoid the costs and risks associated with owning and operating large production facilities and managing large labor forces. We also believe that the use of contract manufacturers greatly increases our production capacity, maximizes our flexibility and improves our product pricing. We manage our supply chain from a global and regional perspective and adjust as needed to changes in the global production environment, including political risks, factory capacity, import limitations and costs, raw material costs, availability and cost of labor, and transportation costs. Without long-term commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing terms.
Our apparel, accessories and equipment are manufactured in 14 countries, with Vietnam and China accounting for approximately 61% of our 2018 apparel, accessories and equipment production. Our footwear is manufactured in three countries, with China and Vietnam accounting for substantially all of our 2018 footwear production.
Our five largest apparel, accessories and equipment factory groups accounted for approximately 32% of 2018 global apparel, accessories and equipment production, with the largest factory group accounting for approximately 11% of 2018 global apparel, accessories and equipment production. Our five largest footwear factory groups accounted for approximately 80% of 2018 global footwear production, with the largest factory group accounting for approximately 38% of 2018 global footwear production. Most of our largest suppliers have multiple factory locations, thus reducing the risk that unfavorable conditions at a single factory or location would have a material adverse effect on our business.
We maintain nine manufacturing liaison offices in a total of seven Asian countries. Personnel in these manufacturing liaison offices are direct employees of Columbia and are responsible for overseeing production at our contract manufacturers. We believe that having employees physically located in these regions enhances our ability to monitor factories for compliance with our policies, procedures and standards related to quality, delivery, pricing, and labor practices. Our quality assurance process is designed to ensure that our products meet our quality standards. We believe that our quality assurance process is an important and effective means of maintaining the quality and reputation of our products. In addition, independent contractors that manufacture products for us are subject to standards of manufacturing practices ("SMP"). Columbia sources products around the world and values legal, ethical and fair treatment of people involved in manufacturing our products. Each factory producing products for us is monitored regularly against these standards. Additional information about our SMP and corporate responsibility programs may be found at www.columbia.com and www.prana.com. The content on our websites is not incorporated by reference in this Form 10-K unless expressly noted.
Competition
The markets for outdoor and active lifestyle apparel, footwear, accessories, and equipment are highly competitive. We believe that the primary competitive factors in the end-use markets are brand strength, product innovation, design, functionality, durability, and price, as well as the effectiveness of our marketing efforts and the ability to align speed of product delivery with consumer expectations.
In each of our geographic markets, our brands face significant competition from numerous competitors, some of which are larger than we are and have greater financial, marketing and operational resources with which to compete, and others that are smaller with fewer resources but that may be deeply entrenched in local markets. The markets in Japan, China and Korea have attracted a large number of competitive local and global brands. In other markets, such as Europe, we face competition from brands that hold significant market share in one or several European markets but are not significant competitors in other key markets. Some of our large wholesale customers also market competitive apparel, footwear, accessories, and equipment under their own private label brand names. In addition, our DTC businesses expose us to branded competitors and wholesale customers who operate retail stores in key markets and who sell competitive products online. Our independent international distributors and licensees also operate in very competitive markets and compete against a variety of local and global brands.

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
Employees
At December 31, 2018, we had 6,511 full-time equivalent employees.
Available Information
We file with the Securities and Exchange Commission ("SEC") our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, proxy statements, and registration statements. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically. We make available free of charge on or through the investor relations section on our website at http://investor.columbia.com/results.cfm our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the SEC.
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
We May Be Unable to Execute our Business Strategies
Our business strategies aim to achieve sustainable, profitable growth by creating innovative products at competitive prices, focusing on product design, utilizing innovations to differentiate our brands from competitors, working to ensure that our products are sold through strong distribution partners capable of effectively presenting our brands to consumers, increasing the impact of consumer communications to drive demand for our brands and sell-through of our products, making sure our products are merchandised and displayed appropriately in retail environments, expanding our presence in key markets around the world, and continuing to build brand-enhancing DTC businesses. We intend to pursue these strategies across our portfolio of brands, product categories and geographic markets. Our failure to successfully implement our business strategies could have a material adverse effect on our financial condition, results of operations or cash flows.
To implement our business strategies and related initiatives, we must continue to, among other things, modify and fund various aspects of our business, execute effective change management, effectively prioritize our strategies and initiatives, including maintenance and enhancement of our information technology systems and supply chain operations to improve efficiencies, and attract, retain and manage qualified personnel. These efforts, coupled with a continuous focus on expense discipline, place increasing strain on internal resources, and we may have operating difficulties as a result. For example, in support of our business strategies, we are making significant investments in our business processes and information technology systems that require significant management attention and corporate resources. This may make it increasingly difficult to pursue other strategic opportunities, such as acquisitions. Our business strategies involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.

Our business strategies and related initiatives generally involve increased expenditures, which could cause our operating margin to decline if we are unable to offset our increased spending with increased sales or gross profit or comparable reductions in other operating costs. If our sales or gross profit decline or fail to grow as planned and we fail to sufficiently leverage our operating expenses, including costs associated with certain strategies and major initiatives requiring significant commitment, which may be difficult to reduce, our profitability will decline. This could result in a decision to delay, reduce, modify, or terminate certain business strategies and initiatives, which could limit our ability to invest in and grow our business and could have a material adverse effect on our financial condition, results of operations or cash flows.
Initiatives to Upgrade Our Business Processes and Information Technology Systems Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement and information technology initiatives intended to optimize our operational and financial performance. Our current initiatives include investment in our information technology systems to support the growth and expansion of our DTC businesses, as well as continued optimization of and upgrades to our integrated enterprise resource planning ("ERP") software solutions and other complementary information technology systems, which support our supply chain, product design and development processes, corporate administrative functions, go-to-market strategies, DTC strategies and operations, and business reporting and analytics. Implementation of and upgrades to these solutions and systems are highly dependent on coordination of numerous employees, contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion of these initiatives, and the failure of any one contractor or system could have a material adverse effect on the functionality of our overall information technology systems. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, interruptions of DTC operations, decreases in productivity as our personnel implement and become familiar with new systems, increased costs, and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures, including system outages, delayed implementation and loss of system availability, could disrupt our operations and have a material adverse effect on our financial condition, results of operations or cash flows.
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
We Rely on Information Technology Systems, Some of Which Are Highly Customized
Our business is increasingly reliant on information technology. Information technology systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication among employees, with our subsidiaries and liaison offices overseas and with our customers, vendors and retail stores. We rely on our information systems to allocate resources, pay vendors, collect from customers, process transactions, manage product data, develop demand and supply plans, forecast and report operating results, and meet regulatory requirements. We are also dependent on information technology, including the internet, for our DTC businesses, including our e-commerce operations and retail business credit card transaction authorization. As a result, any disruption to these systems, including the loss or corruption of data and information, could have a material adverse effect on our ability to operate our business and our financial condition, results of operations or cash flows.
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

A Security Breach of Our or Our Third Parties' Systems, Exposure of Personal or Confidential Information or Increased Government Regulation Relating to Handling of Personal Data, Could, Among Other Things, Disrupt Our Operations or Cause Us to Incur Substantial Costs or Negatively Affect Our Reputation
We and many of our third parties, such as vendors, manage and maintain various types of proprietary information and sensitive and confidential data relating to our business, such as personally identifiable information of our consumers and employees and business partners, as well as credit card information in certain instances. Our information technology systems, or those of certain key vendors or other third parties on which we rely, are subject to an increasing threat of continually evolving cybersecurity risks. A breach in the security of our or their systems could result in business disruptions, which could have a material adverse effect on our financial condition, results of operations or cash flows. Unauthorized parties may attempt to gain access to these systems or information through fraud or other means of deceiving our employees or third-party service providers. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we and our third parties must continually evaluate and adapt our systems and processes, and there is no guarantee that these efforts will be adequate to safeguard against all data security breaches or misuses of data. For example, in February 2017, we reported the discovery of a cybersecurity incident involving our prAna.com e-commerce website, for which a number of responsive actions were taken, including notification of potentially affected prAna consumers.
In addition, any future breaches of our security measures, or the accidental loss, inadvertent disclosure or unapproved or non-compliant dissemination of proprietary information or sensitive and confidential data about us, our customers, our consumers, our suppliers, or our employees, could expose us, our customers, our consumers, our suppliers, our employees, or other individuals that may be affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business and could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. For example, the European Union adopted a new regulation that became effective May 25, 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet additional requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to exercise certain individual rights with respect to their personal data. The GDPR calls for privacy and process enhancements, accompanied by a commitment of resources and other expenditures in support of compliance. Violations of the GDPR could result in significant penalties. More recently, California passed the California Data Privacy Protection Act, which goes into effect in January 2020 and provides broad rights to California consumers with respect to the collection and use of their information by businesses. The new California law further expands the privacy and process enhancements and commitment of resources in support of compliance with California's regulatory requirements and may lead to similar laws in other U.S. states or at a national level.
We Depend on Contract Manufacturers
Our products are manufactured by contract manufacturers worldwide. Although we enter into purchase order commitments with these contract manufacturers each season, we generally do not maintain long-term manufacturing commitments with them, and various factors could interfere with our ability to source our products. Without long-term or reserve commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing if growth or product demand differs from our forecasts. Contract manufacturers may fail to perform as expected or our competitors may obtain production capacities that effectively limit or eliminate the availability of these resources to us. Adverse developments in trade or political relations with China or other countries where we source our products may impact our ability to source product from such locations, as well as require us to source product from countries with which we have had limited or no historical sourcing activities. If a contract manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, we could experience supply disruptions that would hinder our ability to satisfy demand through our DTC businesses and we may miss delivery deadlines or incur additional costs, which may cause our wholesale or distributor customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase prices, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
In addition, many of our products are manufactured outside of our principal sales markets, which requires these products to be consolidated and transported by third parties, sometimes over large geographical distances. Shortages in ocean, land or air freight capacity and volatile fuel costs can result in rapidly changing transportation costs or an inability to transport our products in a timely manner. Similarly, disruption to shipping and transportation channels due to labor disputes could cause us to rely more heavily on alternative modes of transportation to achieve timely delivery to our customers, resulting in significantly higher freight costs. Because we price our products in advance and changes in transportation and other costs may be difficult to predict, we may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our financial condition, results of operations or cash flows.
We May Be Adversely Affected by Volatile Economic Conditions
We are a consumer products company and are highly dependent on consumer discretionary spending and retail traffic patterns. Purchasing patterns of our customers can vary year to year as they attempt to forecast and match their seasonal advance orders, in-season replenishment and at-once orders to eventual seasonal consumer demand. In addition, as we have expanded our DTC businesses, we have increased our direct exposure to the risks associated with volatile and unpredictable consumer discretionary spending patterns. Consumer discretionary spending behavior is inherently unpredictable and consumer demand for our products may not reach our sales targets, or may decline, especially during periods of heightened economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our financial condition, results of operations or cash flows.
We May Be Adversely Affected by the Financial Health of Our Customers
In recent periods, economic uncertainty and shifts in consumer purchasing patterns in our key markets have had an adverse effect on the financial health of our customers, some of whom have reduced their store fleet, filed or may file for protection under bankruptcy laws, restructured, or ceased operations. We extend credit to our customers based on an assessment of the customer's financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers discounts for placing advance orders. We face increased risk of order reduction and cancellation and reduced availability of credit insurance coverage when dealing with financially ailing retailers or retailers struggling with economic uncertainty. Some of our significant wholesale customers have liquidated or reorganized, while others have had financial difficulties in the past or have experienced tightened credit markets, sales declines and reduced profitability, which have had an adverse effect on our business. Future customer liquidations or reorganizations could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, we may choose to limit our credit risk by reducing our level of business with customers experiencing financial difficulties and may not be able to replace those revenues with other customers or through our DTC businesses within a reasonable period, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We May Be Adversely Affected by Currency Exchange Rate Fluctuations
We derive a significant portion of our net sales from markets outside the United States, which are comprised of sales to wholesale customers and directly to consumers by our entities in Europe, Korea, Japan, China, and Canada and sales to independent international distributors who operate within the EMEA and LAAP regions. Sales and related operational expenses of our foreign entities, as well as their respective assets and liabilities, are denominated in currencies other than the U.S. dollar and translated into U.S. dollars for periodic reporting purposes using the exchange rates in effect during each period. If the U.S. dollar strengthens against the foreign entity's functional currency, translated revenues and expenses will decline on a relative basis.
The majority of our purchases of finished goods inventory from contract manufacturers are denominated in U.S. dollars, including purchases by our foreign entities. The cost of these products may be affected by relative changes in the value of the local currencies of these entities in relation to the U.S. dollar and in relation to the local currencies of our manufacturing vendors. In order to facilitate solicitation of advance orders from wholesale customers and distributors for the spring and fall seasons, we establish local-currency-denominated wholesale and retail price lists in each of our foreign entities approximately six to nine months prior to U.S. dollar-denominated seasonal inventory purchases. As a result, our consolidated results are directly exposed to transactional foreign currency exchange risk to the extent that the U.S. dollar strengthens during the six to nine months between when we establish seasonal local-currency prices and when we purchase inventory.
We employ several tactics in an effort to mitigate this transactional currency risk, including the use of currency forward and option contracts. We may also implement local-currency wholesale and retail price increases in our foreign direct markets in an effort to mitigate the effects of currency exchange rate fluctuations on inventory costs. There is no assurance that our use of currency forward and option contracts and implementation of price increases, in combination with other tactics, will succeed in fully mitigating the negative effects of adverse foreign currency exchange rate fluctuations on the cost of our finished goods in a given period or that price increases will be accepted by our wholesale customers, distributors or consumers. Our gross margins are adversely affected whenever we are not able to offset the full extent of finished goods cost increases caused by adverse fluctuations in foreign currency exchange rates.
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
We May Not Realize Returns on Our Investments in Our DTC Businesses
In recent years, our DTC businesses have grown substantially, and we anticipate continued growth in the future. Accordingly, we continue to make significant investments in our online platforms and physical retail locations, including the investment in our global retail platform, information technology system upgrades, entering into or renewing long-term store leases, constructing leasehold improvements, purchasing fixtures and equipment, and investing in inventory and personnel. Since many of the costs of our DTC businesses are fixed, we may be unable to reduce expenses in order to avoid losses or negative cash flows if we have insufficient sales. Our DTC businesses are dependent upon our ability to operate in an increasingly complex and evolving marketplace and the results of these businesses are highly dependent on retail traffic patterns in our physical locations and on our online platforms where our products are sold, as well as the spending patterns of our consumers. If we are unable to effectively navigate the DTC marketplace, including, among other things, enhancing our consumer experience and digital capabilities in order to provide a competitive online and in-store shopping environment, or to effectively anticipate and respond to consumer buying patterns and expectations, our ability to generate sales through our DTC businesses may be adversely affected, which in turn could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Results of Operations Could Be Materially Harmed If We Are Unable to Accurately Match Supply Forecast with Consumer Demand for Our Products
Many factors may significantly affect demand for our products, including, among other things, economic conditions, fashion trends, the financial condition of our independent international distributors and wholesale customers, consumer and customer preferences, and weather, making it difficult to accurately forecast demand for our products and our future results of operations. To minimize our purchasing costs, the time necessary to fill customer and consumer orders and the risk of non-delivery, we place a significant amount of orders for our products with contract manufacturers prior to receiving orders from our customers and consumers, and we maintain an inventory of various products that we anticipate will be in greatest demand. In addition, customers are generally allowed to cancel orders prior to shipment.
Factors that could affect our ability to accurately forecast demand for our products include:

•	Unseasonable weather conditions;

•	Our reliance, for certain demand and supply planning functions, on manual processes and judgments that are subject to human error;

•	Consumer acceptance of our products or changes in consumer preferences and demand for products of our competitors, which could increase pressure on our product development cycle;

•
Unanticipated changes in general market conditions or other factors, which may result in lower advance orders from wholesale customers and distributors, cancellations of advance orders or a reduction or increase in the rate of reorders placed by customers; and

•	Weak economic conditions or consumer confidence, which could reduce demand for discretionary items, such as our products.
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
Conversely, if we underestimate demand for our products or if our contract manufacturers are unable to supply products when we need them, we may experience inventory shortages. Inventory shortages may prevent us from fulfilling customer orders, delay shipments to customers, negatively affect customer and consumer relationships, result in increased costs to expedite production and delivery, and diminish our ability to build brand loyalty. Shipments delayed due to limited factory capacity, transportation disruption or limited transportation capacity, port disruption or other factors could result in order cancellations by our customers, which could have a material adverse effect on our financial condition, results of operations or cash flows.
We Face Risks Associated with Consumer Preferences and Fashion Trends
Changes in consumer preferences, consumer purchasing behavior, consumer interest in outdoor activities, and fashion trends may have a material adverse effect on our business. We also face risks because our success depends on our and our customers' abilities to anticipate consumer preferences and buying patterns, including the growth of e-commerce off-price retailing and online comparison shopping, and respond to changes in a timely manner. Lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. In addition, our decisions about product designs often are made far in advance of consumer acceptance. Although we try to manage our inventory risk by soliciting advance order commitments from customers, we generally place a significant portion of our seasonal production orders with our contract manufacturers before we have received all of a season's advance orders from customers, and orders may be canceled by customers before shipment. If we or our customers fail to anticipate and respond to consumer preferences or fail to respond in a timely manner or if we or our customers are unable to effectively navigate a transforming retail marketplace, we could suffer reputational damage to our brands and we may experience lower sales, excess inventories and lower profit margins in current and future periods, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.

We May Be Adversely Affected by Weather Conditions, Including Global Climate Change Trends
Our business is adversely affected by unseasonable weather conditions. A significant portion of the sales of our products is dependent in part on the weather and likely to decline in years in which weather conditions do not stimulate demand for our products. Periods of unseasonably warm weather in the fall or winter or unseasonably cold weather in the spring and summer may have a material adverse effect on our financial condition, results of operations or cash flows. Unintended inventory accumulation by our customers resulting from unseasonable weather in one season generally negatively affects orders in future seasons, which may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Acquisitions Are Subject to Many Risks
From time to time, we may pursue growth through strategic acquisitions of assets or companies. Acquisitions are subject to many risks, including potential loss of significant customers or key personnel of the acquired business as a result of the change in ownership, difficulty integrating the operations of the acquired business or achieving targeted efficiencies, the incurrence of substantial costs and expenses related to the acquisition effort, and diversion of management's attention from other aspects of our business operations. For example, we may face integration challenges as we continue to fully integrate the operations of our prAna subsidiary acquired in May 2014.
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
Global Regulation and Economic and Political Conditions, as well as Potential Changes in Regulations, Legislation and Government Policy, May Negatively Affect Our Business
We are subject to risks generally associated with doing business internationally. These risks include the burden of complying with, and unexpected changes to, foreign and domestic laws and regulations, including anti-corruption regulations and sanctions regimes, the effects of fiscal and political crises and political and economic disputes, changes in diverse consumer preferences, foreign currency exchange rate fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters, and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in certain markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials, and our cost of doing business.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA made broad and complex changes to the U.S. tax code. Implementation of the TCJA legislation required us to record incremental provisional tax expense in 2017 and 2018, which significantly increased our 2017 effective tax rate and increased our 2018 effective tax rate. In addition, the TCJA may also materially affect our 2019 effective tax rate and our financial condition, results of operations or cash flows. The actual amounts may differ from our provisional estimates due to, among other factors, a change in interpretation of the applicable revisions to the U.S. tax code and related tax accounting guidance, changes in assumptions made in developing these estimates, and regulatory guidance that may be issued with respect to the applicable revisions to the U.S. tax code, and state tax implications.
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
Our Success Depends on Our Use and Protection of Intellectual Property Rights
Our registered and common law trademarks and our patented or patent-pending designs and technologies have significant value and are important to our ability to differentiate our products from those of our competitors and to create and sustain demand for our products. We also place significant value on our trade dress and the overall appearance and image of our products. We regularly discover products that are counterfeit reproductions of our products or that otherwise infringe on our proprietary rights. Counterfeiting activities typically increase as brand recognition increases, especially in markets outside the United States. Increased instances of counterfeit manufacture and sales may adversely affect our sales and the reputation of our brands and result in a shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. In markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to successfully challenge use of those rights by other parties. We also license our proprietary rights to third parties. We could suffer reputational damage to our brands if we fail to choose appropriate licensees and licensed product categories. In addition to our own intellectual property rights, many of the intellectual property rights in the technology, fabrics and processes used to manufacture our products are generally owned or controlled by our suppliers and are generally not unique to us. In those cases, we may not be able to adequately protect our products or differentiate their performance characteristics and fabrications from those of our competitors. The management of our intellectual property portfolio may affect the strength of our brands, which may in turn have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Success Depends on Our Distribution Facilities
Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, as well as the facilities of third-party logistics companies, the development or expansion of additional distribution capabilities and services, and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky, as well as third-party logistics companies; in Canada, we rely primarily on our distribution facility in London, Ontario; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, Korea and China, we rely primarily on third-party logistics companies near Tokyo, Seoul and Shanghai, respectively.
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
Our distribution facilities may also be interrupted by fire or natural disasters, such as earthquakes, floods or damaging winds. While we do maintain property and business interruption insurance for these facilities, it may not be adequate to reimburse us in amounts adequate to offset the adverse effects that may be caused by significant disruptions in our distribution facilities, and this could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our ability to meet our labor needs at our distribution centers, retail stores, corporate headquarters, and regional subsidiaries, including our ability to find qualified employees while controlling wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force of the markets in which our operations are located, unemployment levels within those markets, prevailing and minimum wage rates, changing demographics, health and other insurance costs, and adoption of new or revised employment and labor laws and regulations. For example, we have increased costs resulting from competitive pressures and as a result of local increases in minimum wage rates in jurisdictions where we operate, and our contract manufacturers may face similar pressures and regulations. If we are unable to locate, attract or retain qualified employees, our ability to source, distribute and sell products in a timely and cost-effective manner may be negatively affected, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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

We Depend on Key Personnel
Our future success will depend in part on the continued service of key personnel and our ability to attract, retain and develop key talent. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors near our headquarters in Portland, Oregon. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our products are used in outdoor activities, sometimes in severe conditions. Product recalls or product liability claims resulting from the failure, or alleged failure, of our products could have a material adverse effect on the reputation of our brands, our financial condition, results of operations or cash flows. Most of our products carry limited warranties for defects in quality and workmanship. We maintain a warranty reserve for estimated future warranty claims, but the actual costs of servicing future warranty claims may exceed the reserve, which may also have a material adverse effect on our financial condition, results of operations or cash flows.
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
London, Ontario (1 location)—owned
(1)Lease expires in June 2020
In addition, as of December 31, 2018, we leased approximately 300 locations globally for the operation of our branded and outlet retail stores. We also have several leases globally for office space, warehouse facilities, storage space, vehicles, and equipment, among other things. See Part II, Item 8, Note 14 of Notes to Consolidated Financial Statements in this annual report for further lease-related disclosures.
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
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information about our executive officers. All information is as of the date of the filing of this report.

Name	Age	Position
Gertrude Boyle	94	Chairman of the Board
Timothy P. Boyle	69	President and Chief Executive Officer, Director
Joseph P. Boyle	38	Executive Vice President, Columbia Brand President
Peter J. Bragdon	56	Executive Vice President, Chief Administrative Officer, and General Counsel
Thomas B. Cusick	51	Executive Vice President, Chief Operating Officer
Franco Fogliato	49	Executive Vice President, Americas General Manager
Douglas H. Morse	52	Senior Vice President, Emerging Brands and APAC
Jim A. Swanson	44	Senior Vice President, Chief Financial Officer
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
Our common stock is listed on the NASDAQ Global Select Market and trades under the symbol "COLM." At February 8, 2019, we had approximately 270 shareholders of record, although we have a much larger number of beneficial owners.
Following are the quarterly high and low sale prices for our common stock for the years ended December 31, 2018 and 2017:

	HIGH	LOW	DIVIDENDS DECLARED
2018
First Quarter	$79.38	$70.36	$0.22
Second Quarter	$94.33	$74.28	$0.22
Third Quarter	$95.58	$82.14	$0.22
Fourth Quarter	$95.74	$80.03	$0.24
2017
First Quarter	$60.91	$51.76	$0.18
Second Quarter	$60.00	$51.56	$0.18
Third Quarter	$62.09	$54.89	$0.18
Fourth Quarter	$72.54	$59.06	$0.19
Our current dividend policy is dependent on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. For various restrictions on our ability to pay dividends, refer to Item 8, Note 9 in this annual report.
Performance Graph
The line graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor's ("S&P") 400 Mid-Cap Index and the Russell 3000 Textiles Apparel Manufacturers for the period beginning December 31, 2013 and ending December 31, 2018. The graph assumes that $100 was invested on December 31, 2013, and that any dividends were reinvested.
Historical stock price performance should not be relied on as indicative of future stock price performance.

Columbia Sportswear Company
Stock Price Performance
December 31, 2013—December 31, 2018

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2018
$250
$200
$150
$100
$50
$0
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
Columbia Sportswear Company
S&P 400 Mid-Cap Index
Russell 3000 Textiles Apparel & Shoes Index

Total Return Analysis

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Columbia Sportswear Co.	$100.00	$114.69	$126.95	$153.64	$191.84	$226.78
S&P 400 Mid-Cap Index	$100.00	$109.77	$107.38	$129.65	$150.71	$134.01
Russell 3000 Textiles Apparel Mfrs.	$100.00	$111.19	$108.80	$96.15	$119.14	$123.76

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 through October 31, 2018	506,531	$87.14	506,531	$186,574,000
November 1, 2018 through November 30, 2018	71,030	90.64	71,030	180,136,000
December 1, 2018 through December 31, 2018	511,289	85.66	511,289	136,337,000
Total	1,088,850	$86.68	1,088,850	$136,337,000
(1) Since the inception of our stock repurchase plan in 2004 through December 31, 2018, our Board of Directors has authorized the repurchase of up to $900,000,000 of our common stock. As of December 31, 2018, we had repurchased 24,007,071 shares under this program for an aggregate purchase price of approximately $763,663,000. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 6.    SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2018 have been derived from our audited consolidated financial statements. The consolidated financial data should be read in conjunction with the Item 7 and Item 8 in this annual report. All references below to share or per share amounts have been retroactively adjusted to reflect our September 26, 2014 two-for-one stock split.

	Year Ended December 31,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Statement of Operations Data:
Net sales	$2,802,326	$2,466,105	$2,377,045	$2,326,180	$2,100,590
Net income attributable to Columbia Sportswear Company	268,256	105,123	191,898	174,337	137,173
Per Share of Common Stock Data:
Earnings per share attributable to Columbia Sportswear Company:
Basic	$3.85	$1.51	$2.75	$2.48	$1.97
Diluted	3.81	1.49	2.72	2.45	1.94
Cash dividends per share	0.90	0.73	0.69	0.62	0.57
Weighted average shares outstanding:
Basic	69,614	69,759	69,683	70,162	69,807
Diluted	70,401	70,453	70,632	71,064	70,681

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets	$2,368,721	$2,212,902	$2,013,894	$1,846,153	$1,792,209
Note payable to related party	—	—	14,053	15,030	15,728

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This annual report, including Part I, Item 1 and Part II, Item 7, contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets or segments, profitability and the effect of specified factors on profitability for 2019, expenses, sourcing costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business, including investments in and implementation of our strategic priorities and information technology systems, intellectual property or other disputes, our direct-to-consumer ("DTC") businesses and other capital expenditures, including planned store additions, access to raw materials and factory capacity, financing and working capital requirements and resources, ability to meet our liquidity needs, effects of the Tax Cuts and Jobs Act (the "TCJA"), income tax rates and pre-tax income, our buyout of the 40% non-controlling interest in our China joint venture, results of any tax audit, the effect of our adoption of recent accounting pronouncements, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors may cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A in this annual report. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.
Our Business
As one of the largest outdoor and active lifestyle apparel and footwear companies in the world, we design, develop, market, and distribute outdoor and active lifestyle apparel, footwear, accessories and equipment primarily under the Columbia, SOREL, Mountain Hardwear, and prAna brands. Our products are sold through a mix of wholesale distribution channels, our own DTC channels and independent international distributors. In addition, we license some of our trademarks across a range of apparel, footwear, accessories, equipment, and home products.
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
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. In 2018, approximately 60% of our net sales and approximately 80% of our operating income were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year as well as the less seasonal nature of our operating costs. The expansion of our DTC businesses has increased the proportion of sales, profits and cash flows that we generate in the second half of the year.
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
Business Outlook
The global business climate presents us with a great deal of uncertainty, making it difficult to predict future results. Consistent with the historical seasonality of the business, we anticipate 2019 profitability to be heavily concentrated in the second half of the year. Factors that could significantly affect our full year 2019 financial results include:

•	Continued growth, performance and profitability of our global DTC operations;

•
Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on cancellations of advance wholesale and distributor orders, sales returns, customer accommodations, replenishment orders and reorders, DTC sales, changes in mix and volume of full price sales in relation to promotional and closeout product sales, and suppressed customer and end-consumer demand in subsequent seasons;

•	Difficult economic, geopolitical and competitive environments in certain key markets globally, coupled with increasing global economic uncertainty;

•	Impacts of recent changes and further changes to tariffs or international trade policy;

•	The implementation of our global DTC and e-commerce platforms and continued optimization of our enterprise resource planning ("ERP") platform;

•	Execution of new IT systems and initiatives within our supply chain, as well as other capability development across the business;

•	The financial value capture associated with and resulting from Project CONNECT;

•
Industry trends affecting consumer traffic and spending in brick and mortar retail channels, which have created uncertainty regarding the long-term financial health of certain of our wholesale customers;

•	The effects of changes in foreign currency exchange rates on sales, gross margin, operating income, and net income;

•	Continued sales growth and profitability contributed by our Latin America and Asia Pacific ("LAAP") businesses, in particular, China;

•	Performance of our Mountain Hardwear brand as we work to re-invigorate that brand in the marketplace;

•	Impacts resulting from additional guidance about and implementation of the TCJA enacted in 2017; and

•	Accelerated investment in and execution of demand creation, DTC infrastructure and other strategic priorities and initiatives.
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
Ultimately, we expect our investments to accelerate market share capture across our brand portfolio, expand gross margin, improve Selling, general and administrative ("SG&A") expense efficiency, and drive improved operating margin.
Ongoing Global ERP Implementation
With the implementation of our global the ERP system in our Europe-direct business in June 2018, we have now substantially completed the major phases of our global rollout.
Consumer-First Platform ("C1")
During the second quarter of 2017, we commenced investment in our C1 initiative, which encompasses the global retail platform and Information Technology ("IT") systems to support the growth and continued development of our omnichannel capabilities. The objective of this initiative is consistent with our strategic priorities to deliver an enhanced consumer experience, and to modernize and standardize our processes and systems to enable us to better anticipate and deliver against the needs of our consumers. While we are continuing to work toward a 2019 implementation for North America, we may shift that timeline to ensure completeness of the solution and to align timing of the go-live with our retail calendar and store rollout plan.
Experience First ("X1")
During the first quarter of 2018, we commenced investment in our X1 initiative, which is designed to enhance our e-commerce systems to take advantage of the changes in consumer browsing and purchasing behavior towards mobile devices. It encompasses reimplementations of our e-commerce platforms to offer improved search, browsing, checkout, loyalty, and customer care experiences for mobile shoppers. Once complete, the project will be integrated with our C1 initiative and will be implemented across all of our brands. While we are continuing to work toward a 2019 implementation for North America and Europe-direct, we are evaluating that timeline to ensure appropriate alignment of the work required to be completed with our retail calendar, including the integration with our C1 platform.
Project CONNECT
During the second half of 2017, we initiated Project CONNECT, aimed at aligning our resources to accelerate execution on our strategic priorities and includes initiatives to drive net sales, capture cost of sales efficiencies, generate SG&A expense savings, and improve our marketing effectiveness. Project CONNECT initiatives are now fully integrated into our operating model and part of our sustained go forward operational strategy. While the initiative phase of Project CONNECT is now complete, financial benefits from these initiatives are reflected in our 2018 results. We remain confident that we can generate more meaningful financial value capture in 2019 and beyond. As these improvements are realized, we intend to reallocate resources to our strategic priorities, including incremental demand creation spending and other investments to drive growth across our brands and distribution channels.

Results of Operations
The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with Item 8 of this annual report. To supplement financial information reported in accordance with accounting principles generally accepted in the United States ("GAAP"), we disclose constant-currency net sales information, which is a non-GAAP financial measure, to provide a framework to assess how the business performed excluding the effects of changes in the exchange rates used to translate net sales generated in foreign currencies into U.S. dollars. Management believes that this non-GAAP financial measure reflects an additional and useful way of viewing an aspect of our operations that, when viewed in conjunction with our GAAP results, provides a more comprehensive understanding of our business and operations. In particular, investors may find the non-GAAP measures useful by reviewing our net sales results without the volatility in foreign currency exchange rates.  This non-GAAP financial measure also facilitates management's internal comparisons to our historical net sales results and comparisons to competitors' net sales results. Constant-currency financial measures should be viewed in addition to, and not in lieu of or superior to, our financial measures calculated in accordance with GAAP. The following discussion includes references to constant-currency net sales, and we provide a reconciliation of this non-GAAP measure to the most directly comparable financial measure calculated in accordance with GAAP below. All references to years relate to the calendar year ended December 31.
Additionally, we reference certain other non-GAAP financial measures in our fourth quarter and full year 2018 financial results and 2019 financial outlook earnings release, located in the investor relations section of our website at http://investor.columbia.com/results.cfm, which information is not part of this Annual Report on Form 10-K. A reconciliation of these non-GAAP financial measures to comparable measures reported under GAAP can be found in the supplemental financial tables that accompany our earnings release, along with an explanation of management’s rationale for referencing these non-GAAP financial measures.
Highlights of the Year Ended December 31, 2018

•	Net sales increased $336.2 million, or 14%, to $2,802.3 million, including $41.0 million related to the adoption of ASC 606 ("the new revenue accounting standard"), from $2,466.1 million in 2017.
•Gross profit as a percentage of net sales increased to 49.5% from 47.0% in 2017.
•Income from operations increased $88.0 million, or 33%, to $351.0 million from $263.0 million in 2017.

•	Income tax expense decreased to $85.8 million from $154.4 million in 2017, which included incremental provisional amounts of $95.6 million in 2017 tax expense related to the TCJA.

•
Net income attributable to Columbia Sportswear Company increased $163.2 million, or 155%, to $268.3 million, or $3.81 per diluted share from net income of $105.1 million, or $1.49 per diluted share, in 2017, largely affected by the provisional amounts resulting in incremental 2017 tax expense related to the TCJA.

•Operating cash flow decreased $51.6 million, or 15%, to $289.6 million, compared to $341.1 million in 2017.
•We paid cash dividends to shareholders totaling $62.7 million, or $0.90 per share.
The following table sets forth, for the years indicated, the percentage relationship to net sales of specified items in our Consolidated Statements of Operations:

	Year Ended December 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	50.5	53.0	53.3
Gross profit	49.5	47.0	46.7
Selling, general and administrative expenses	37.5	36.9	36.4
Net licensing income	0.5	0.6	0.5
Income from operations	12.5	10.7	10.8
Interest income, net	0.4	0.2	—
Other non-operating expense	—	—	—
Income before income tax	12.9	10.9	10.8
Income tax expense	(3.1)	(6.3)	(2.5)
Net income	9.8	4.6	8.3
Net income attributable to non-controlling interest	0.2	0.3	0.2
Net income attributable to Columbia Sportswear Company	9.6%	4.3%	8.1%

Results of Operations — Consolidated
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net Sales:     Consolidated net sales increased $336.2 million, or 14%, to $2,802.3 million in 2018 from $2,466.1 million in 2017.
Sales by Brand
Net sales by brand are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2018	Translation	2018(1)	2017	% Change	% Change(1)
Columbia	$2,292.3	$(15.0)	$2,277.3	$1,990.3	15%	14%
SOREL	260.3	1.0	261.3	228.8	14%	14%
prAna	157.0	—	157.0	140.9	11%	11%
Mountain Hardwear	89.5	(0.5)	89.0	101.6	(12)%	(12)%
Other	3.2	(0.2)	3.0	4.5	(29)%	(33)%
	$2,802.3	$(14.7)	$2,787.6	$2,466.1	14%	13%
(1) Constant-currency net sales information is a non-GAAP financial measure, which excludes the effect of changes in foreign currency exchange rates against the U.S. dollar between comparable reporting periods. We calculate constant-currency net sales by translating net sales in foreign currencies for the current period into U.S. dollars at the exchange rates that were in effect during the comparable period of the prior year. This measure is also presented in the following Net Sales tables.
Columbia brand net sales increased $302.0 million, or 15% (14% constant-currency), to $2,292.3 million, driven by increased net sales across all regions and product categories.
SOREL brand net sales increased $31.5 million, or 14%, to $260.3 million, led by the U.S., with net sales growth in both DTC and wholesale businesses, as well as increased net sales in our Europe-direct business.
prAna brand net sales increased $16.1 million, or 11%, to $157.0 million, primarily driven by net sales increases in the U.S. DTC and wholesale businesses.
Mountain Hardwear brand net sales decreased $12.1 million, or 12%, to $89.5 million, reflecting net sales decreases of closeout product sales in the U.S wholesale business, as well as the decision to exit the brand from the Korean market at the end of 2017, partially offset by growth in full price wholesale net sales.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2018	Translation	2018(1)	2017	% Change	% Change(1)
Apparel, Accessories and Equipment	$2,191.0	$(10.2)	$2,180.8	$1,928.0	14%	13%
Footwear	611.3	(4.5)	606.8	538.1	14%	13%
	$2,802.3	$(14.7)	$2,787.6	$2,466.1	14%	13%
Net sales of apparel, accessories and equipment increased $263.0 million, or 14% (13% constant-currency), to $2,191.0 million in 2018 from $1,928.0 million in 2017. Apparel, accessories and equipment net sales increased across all regions, led by the U.S., followed by the LAAP region, Europe, Middle East and Africa ("EMEA") region and Canada. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia and prAna brands, partially offset by decreased net sales in the Mountain Hardwear brand.
Net sales of footwear increased $73.2 million, or 14% (13% constant-currency), to $611.3 million in 2018 from $538.1 million in 2017. Footwear net sales increased across all major regions, led by the U.S., followed by the EMEA region, LAAP region and Canada. The increase in footwear net sales was led by the Columbia brand, followed by the SOREL brand.

Sales by Channel
Net sales by channel are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2018	Translation	2018(1)	2017	% Change	% Change(1)
Wholesale	$1,612.0	$(9.1)	$1,602.9	$1,488.0	8%	8%
DTC	1,190.3	(5.6)	1,184.7	978.1	22%	21%
	$2,802.3	$(14.7)	$2,787.6	$2,466.1	14%	13%
Net sales within the wholesale channel increased $124.0 million, or 8%, to $1,612.0 million in 2018 from $1,488.0 million in 2017, primarily driven by increased net sales in the U.S. and the EMEA region.
Net sales within the DTC channel increased $212.2 million, or 22% (21% constant currency), to $1,190.3 million in 2018, including $41.0 million related to the adoption of the new revenue accounting standard, from $1,184.7 million in 2017. The DTC channel net sales increased across all regions, led by the U.S., followed by the LAAP region, EMEA region and Canada.
Gross Profit:     Gross profit as a percentage of net sales increased to 49.5% in 2018 from 47.0% in 2017. Gross margin expansion was primarily due to:

•	An increase in net sales associated with the adoption of ASC 606, where certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expense;

•	A higher product margin in the U.S. DTC business driven by favorable selling conditions;

•	A higher proportion of full price product sales, which carry a higher gross margin;

•	A higher proportion of DTC net sales, which generally carry higher gross margins; and

•	Favorable effects from foreign currency hedge rates.
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
SG&A expense increased $140.3 million, or 15%, to $1,051.2 million, or 37.5% of net sales, in 2018, including $41.0 million related to the adoption of the new revenue accounting standard, $15.8 million of program expenses and discrete costs related to Project CONNECT, and $4.3 million of benefit related to an insurance claim recovery, from $910.9 million, or 36.9% of net sales, in 2017, which included $14.9 million of program expenses and discrete costs related to Project CONNECT.
The SG&A expense increase was primarily due to:

•	Increased expenses to support continued expansion of our global DTC businesses;

•	An increase in expenses associated with the adoption of ASC 606, where certain concession fees within the LAAP region that were previously netted against net sales are now reported as SG&A expenses;

•	Increased demand creation spend;

•	Increased incentive compensation expense; and

•	Increased personnel expense to support business growth and strategic priorities.
Depreciation and amortization included in SG&A expense totaled $57.5 million in 2018, compared to $59.1 million in 2017.
Income from Operations:    Income from operations increased $88.0 million, or 33%, to $351.0 million, or 12.5% of net sales, in 2018, including $15.8 million of program expenses and discrete costs related to Project CONNECT and $4.3 million of benefit related to an insurance claim recovery, from $263.0 million, or 10.7% of net sales, in 2017, including $14.9 million of program expenses and discrete costs related to Project CONNECT.
Income Tax Expense:    Income tax expense decreased to $85.8 million in 2018 from $154.4 million in 2017, which included provisional amounts of $95.6 million in additional 2017 tax expense related to the TCJA. Our effective income tax rate decreased to 23.8% from 57.9% in 2017. Refer to Note 11 of the Consolidated Financial Statements for further information.
Net Income Attributable to Columbia Sportswear Company: Net income attributable to Columbia Sportswear Company increased $163.2 million, or 155%, to $268.3 million, or $3.81 per diluted share, in 2018, including Project CONNECT program expenses and discrete costs of $12.0 million, net of tax, incremental tax expense related to the TCJA of $5.1 million, and benefit related to the recovery in connection with an insurance claim of $3.3 million, net of tax, from net income of $105.1 million, or $1.49 per diluted share, in 2017, including Project CONNECT program expenses and discrete costs of $9.4 million, net of tax, and incremental tax expense related to the TCJA of $95.6 million.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Sales:     Consolidated net sales increased $89.1 million, or 4%, to $2,466.1 million in 2017 from $2,377.0 million in 2016.
Sales by Brand
Net sales by brand are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2017	Translation	2017(1)	2016	% Change	% Change(1)
Columbia	$1,990.3	$(1.4)	$1,988.9	$1,910.1	4%	4%
SOREL	228.8	(2.6)	226.2	213.0	7%	6%
prAna	140.9	—	140.9	139.9	1%	1%
Mountain Hardwear	101.6	(0.3)	101.3	104.0	(2)%	(3)%
Other	4.5	0.1	4.6	10.0	(55)%	(54)%
	$2,466.1	$(4.2)	$2,461.9	$2,377.0	4%	4%
Columbia brand net sales increased $80.2 million, or 4%, to $1,990.3 million, driven by increased net sales in the U.S DTC business, the EMEA region, the LAAP region and Canada, partially offset by a net sales decrease in the U.S. wholesale business.
SOREL brand net sales increased $15.8 million, or 7% (6% constant-currency) to $228.8 million, driven by increased net sales in the EMEA region, the U.S. and Canada.
prAna brand net sales increased $1.0 million, or 1%, to $140.9 million, primarily reflecting a net sales increase in the U.S. DTC business, partially offset by a net sales decrease in the U.S. wholesale business.
Mountain Hardwear brand net sales decreased $2.4 million, or 2% (3% constant-currency), to $101.6 million, driven by net sales decreases in the U.S. wholesale business and the LAAP region, partially offset by increased net sales in the U.S. DTC business and Canada.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2017	Translation	2017(1)	2016	% Change	% Change(1)
Apparel, Accessories and Equipment	$1,928.0	$(2.5)	$1,925.5	$1,865.4	3%	3%
Footwear	538.1	(1.7)	536.4	511.6	5%	5%
	$2,466.1	$(4.2)	$2,461.9	$2,377.0	4%	4%
Net sales of apparel, accessories and equipment increased $62.6 million, or 3%, to $1,928.0 million in 2017 from $1,865.4 million in 2016. Apparel, accessories and equipment net sales increased across all regions, led by the EMEA region, followed by the LAAP region, the U.S. and Canada. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia brand, partially offset by lower Mountain Hardwear brand net sales.
Net sales of footwear increased $26.5 million, or 5%, to $538.1 million in 2017 from $511.6 million in 2016. Footwear net sales increased across all regions, led by the EMEA region, followed by Canada, the U.S. and the LAAP region. The increase in footwear net sales was led by the SOREL brand, followed by the Columbia brand.
Sales by Channel
Net sales by channel are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2017	Translation	2017(1)	2016	% Change	% Change(1)
Wholesale	$1,488.0	$(3.3)	$1,484.7	$1,480.1	1%	—%
DTC	978.1	(0.9)	977.2	896.9	9%	9%
	$2,466.1	$(4.2)	$2,461.9	$2,377.0	4%	4%
Net sales within the wholesale channel increased $7.9 million, or 1% to $1,488.0 million in 2017 from $1,480.1 million in 2016. The wholesale channel net sales increase was led primarily by the EMEA region, LAAP region, and Canada, partially offset by decreased net sales in the U.S.
Net sales within the DTC channel increased $81.2 million, or 9%, to $978.1 million in 2017 from $896.9 million in 2016. The DTC channel net sales increased across all major regions, led by the U.S., followed by the EMEA region, LAAP region and Canada.
Gross Profit:     Gross profit as a percentage of net sales increased to 47.0% in 2017 from 46.7% in 2016. Gross margin expansion was primarily due to:

•	A favorable sourcing environment resulting in lower product input costs;

•	Lower provisions for aged and excess inventory;

•	A higher proportion of DTC net sales, which generally carry higher gross margins; and

•	Slightly favorable foreign currency hedge rates;
partially offset by;

•	A higher volume of closeout product sales, which generally carry lower gross margins.
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
SG&A expense increased $46.8 million, or 5%, to $910.9 million, or 36.9% of net sales, in 2017 including program expenses and discrete costs of approximately $14.9 million related to Project CONNECT, from $864.1 million, or 36.4% of net sales, in 2016. The SG&A expense increase was primarily due to:

•	Increased costs to support our expanding global DTC operations;

•	Program expenses and discrete costs related to Project CONNECT;

•	Increased personnel costs and incentive compensation to support strategic initiatives and business growth; and

•	Increased demand creation spending.
Depreciation and amortization included in SG&A expense totaled $59.1 million in 2017, compared to $59.2 million in 2016.
Net Licensing Income:    Net licensing income increased $3.7 million to $13.9 million in 2017, from $10.2 million in 2016. The increase in net licensing income was driven by growth in newer licensing partners.
Income from Operations:    Income from operations increased $6.5 million, or 2.5%, to $263.0 million in 2017 from $256.5 million in 2016. Income from operations as a percentage of net sales remained relatively consistent at 10.7% compared to 10.8% in 2016.
Interest Income, Net:    Interest income increased $2.5 million to $4.5 million in 2017, from $2.0 million in 2016. The increase in interest income was primarily driven by higher average cash and investment balances, followed by higher average interest rates during 2017 compared to 2016.
Income Tax Expense:     Income tax expense increased to $154.4 million in 2017, including provisional amounts of $95.6 million in additional tax expense related to the TCJA, from $58.5 million in 2016. Our effective income tax rate increased to 57.9% from 22.8% in 2016. Refer to Note 11 of the Consolidated Financial Statements for further information.
Net Income Attributable to Columbia Sportswear Company: Net income decreased $86.8 million, or 45%, to $105.1 million in 2017, including $9.4 million, net of tax, in expense related to Project CONNECT and $95.6 million of income tax expense related to the TCJA, from $191.9 million in 2016. Diluted earnings per share was $1.49 in 2017 compared to $2.72 in 2016.

Results of Operations — Segment
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net Sales by Geographic Region:
Net sales by geographic region are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2018	Translation	2018(1)	2017	% Change	% Change(1)
United States	$1,728.5	$—	$1,728.5	$1,520.0	14%	14%
LAAP	530.1	(7.6)	522.5	475.1	12%	10%
EMEA	350.8	(9.2)	341.6	293.7	19%	16%
Canada	192.9	2.1	195.0	177.3	9%	10%
	$2,802.3	$(14.7)	$2,787.6	$2,466.1	14%	13%
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
Net sales in the U.S. increased $208.5 million, or 14%, to $1,728.5 million in 2018 from $1,520.0 million in 2017. The U.S. increase in net sales was led by our DTC business, followed by our wholesale business. The net sales increase in our DTC business was led by increased net sales from our retail stores, followed by increased net sales from our e-commerce business. The net sales increase in our wholesale business was driven by the Columbia, prAna and SOREL brands. At December 31, 2018, we operated 136 retail stores, compared with 129 stores at December 31, 2017.
Net sales in the LAAP region increased $55.0 million, or 12% (10% constant-currency), to $530.1 million in 2018 from $475.1 million in 2017. As described in Note 1 in the notes to Consolidated Financial Statements, the net sales increase in the LAAP region included $41.0 million of net sales associated with the adoption of the new revenue accounting standard. The remaining net sales increase in the LAAP region was driven by increased net sales in Japan, Korea and China, partially offset by decreased net sales in our LAAP distributor business.
Net sales in the EMEA region increased $57.1 million, or 19% (16% constant-currency), to $350.8 million in 2018 from $293.7 million in 2017. The net sales increase in the EMEA region was led by our Europe-direct business, followed by our EMEA distributor business. The net sales increase in our Europe-direct business was led by increased wholesale net sales, followed by increased DTC net sales. The net sales increase in our EMEA distributor business was driven by increased shipments of Fall 2018 and Spring 2019 advance orders.
Net sales in Canada increased $15.6 million, or 9% (10% constant-currency), to $192.9 million in 2018 from $177.3 million in 2017. The net sales increase in Canada was driven by a net sales increase in our DTC business, followed by increased net sales in our wholesale business.
Segment Income from Operations:    Segment income from operations includes net sales, cost of sales, SG&A expense, and net licensing income for each of our four reportable geographic segments. Income from operations as a percentage of net sales in the U.S. segment is typically higher than the other segments due to scale efficiencies associated with the larger base of net sales in the U.S. and incremental licensing income compared to other segments.
We anticipate this trend to continue until other segments achieve higher levels of net sales volume relative to the fixed cost structure necessary to operate the business with greater efficiency. The EMEA segment, in particular, has realized lower operating margins compared to other segments due to a relatively higher fixed cost structure associated with our supply chain and administrative functions, compared to net sales. As net sales increase in the EMEA segment, we would anticipate an improvement in the operating income margin of that segment.

The following table presents segment income from operations for each reportable segment for the years ended December 31:

	Year Ended December 31,
(In millions)	2018	2017(1)	Change ($)
United States	$410.7	$336.8	$73.9
LAAP	81.0	75.9	5.1
EMEA	33.3	10.4	22.9
Canada	31.3	23.5	7.8
Total segment income from operations	$556.3	$446.6	$109.7
(1) Prior year segment income from operations has been revised from amounts previously reported. See Note 19 for additional discussion.
Segment income from operations in the U.S increased $73.9 million to $410.7 million, or 23.8% of net sales, in 2018 from $336.8 million, or 22.2% of net sales, in 2017. The increase in operating income was largely driven by net sales growth from both the DTC and wholesale businesses, combined with increased gross margins, resulting from clean inventory positions and a favorable selling environment. U.S. SG&A expenses leveraged slightly to 27.2% of net sales for 2018 from 27.5% of net sales for 2017 driven primarily by scale efficiencies in which net sales growth enabled leverage across fixed costs in both DTC and wholesale businesses.
Segment income from operations in the LAAP region increased $5.1 million to $81.0 million, or 15.3% of net sales, in 2018 from $75.9 million, or 16.0% of net sales, in 2017. The increase in LAAP operating income was driven by net sales growth in Japan and Korea, and increased gross margins as reduced aged inventory contributed to lower closeout product sales. A decrease in LAAP distributor net sales and operating income partially offset improvements in other markets.
Segment income from operations in the EMEA region increased $22.9 million to $33.3 million, or 9.5% of net sales, in 2018 from $10.4 million, or 3.5% of net sales, in 2017. Regional net sales increased across all channels, with the wholesale business driving the largest contribution to operating income expansion as a result of improvements in gross margin combined with slightly lower SG&A expense as a percentage of net sales as fixed cost structure was leveraged.
Segment income from operations in Canada increased $7.8 million to $31.3 million, or 16.2% of net sales, in 2018 from $23.5 million, or 13.3% of net sales, in 2017. The increase in income from operations resulted from increased net sales in both DTC and wholesale channels. The region realized gross margin expansion driven by a higher proportion of higher margin DTC net sales as well as favorable impacts from foreign currency hedging. SG&A expenses decreased as a percentage of net sales as the fixed cost structure of the Canada business was leveraged.
Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information systems, finance, human resources, and legal, as well as executive and incentive compensation expenses, unallocated benefit program expenses and other miscellaneous costs. These costs are excluded from the segment income from operations. Unallocated corporate expenses increased by $21.7 million to $205.4 million in 2018, from $183.7 million in 2017, primarily due to increased personnel costs to support strategic initiatives and business growth, as well as increased incentive compensation.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net Sales by Geographic Region:
Net sales by geographic region are summarized in the following table:

	Year Ended December 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2017	Translation	2017(1)	2016	% Change	% Change(1)
United States	$1,520.0	$—	$1,520.0	$1,505.2	1%	1%
LAAP	475.1	6.3	481.4	453.7	5%	6%
EMEA	293.7	(4.9)	288.8	253.5	16%	14%
Canada	177.3	(5.6)	171.7	164.6	8%	4%
	$2,466.1	$(4.2)	$2,461.9	$2,377.0	4%	4%
Net sales in the U.S. increased $14.8 million, or 1%, to $1,520.0 million in 2017 from $1,505.2 million in 2016. The increase in net sales in the U.S. was attributed to an increase in net sales in our DTC business, partially offset by a net sales decrease in our wholesale business. The net sales increase in our DTC business primarily consisted of a net sales increase from our retail stores, followed by increased e-commerce net sales. At December 31, 2017, we operated 129 retail stores, compared with 118 stores at December 31, 2016.

The net sales decrease in our wholesale business resulted primarily from the comparative effects of sales to U.S. wholesale customers who have gone through bankruptcies, liquidations and store closures.
Net sales in the LAAP region increased $21.4 million, or 5% (6% constant-currency), to $475.1 million in 2017 from $453.7 million in 2016. The net sales increase in the LAAP region was concentrated in the Columbia brand and attributed to net sales increases in our LAAP distributor business, China and Japan. The net sales increase in our LAAP distributor business reflected a shift in timing of shipments of increased spring 2017 advance orders, from the fourth quarter of 2016 to the first quarter of 2017 and a shift in timing of increased spring 2018 advance orders, from the first quarter of 2018 into the fourth quarter of 2017. The net sales increase in China consisted of a net sales increase in our DTC business, partially offset by decreased net sales from our wholesale business. The net sales increase in Japan consisted of a net sales increase in our DTC business, partially offset by decreased net sales from our wholesale business.
Net sales in the EMEA region increased $40.2 million, or 16% (14% constant-currency), to $293.7 million in 2017 from $253.5 million in 2016. The EMEA region net sales increase consisted of an increase in our Europe-direct business, followed by a net sales increase in our EMEA distributor business. The net sales increase in our Europe-direct business was led by the Columbia brand, followed by the SOREL brand, reflecting shipments of increased spring and fall 2017 advance wholesale orders and increased net sales in our DTC businesses. The net sales increase in our EMEA distributor business was driven by increased shipments to our Russian distributor.
Net sales in Canada increased $12.7 million, or 8% (4% constant-currency), to $177.3 million in 2017 from $164.6 million in 2016. The net sales increase in Canada was led by a net sales increase in our wholesale business, followed by a net sales increase in our DTC business.
Segment Income from Operations:
The following table presents segment income from operations for each reportable segment for the years ended December 31:

(In millions)	2017(1)	2016(1)	Change ($)
United States	$336.8	$336.6	$0.2
LAAP	75.9	63.9	12.0
EMEA	10.4	7.5	2.9
Canada	23.5	15.9	7.6
	$446.6	$423.9	$22.7
(1) Prior year segment income from operations has been revised from amounts previously reported. See Note 19 for additional discussion.
Segment income from operations in the U.S. increased $0.2 million to $336.8 million, or 22.2% of net sales, in 2017 from $336.6 million, or 22.4% of net sales, in 2016. The slight increase in income from operations was driven by net sales growth from our DTC businesses, partially offset by decreased net sales in our wholesale businesses, which were negatively impacted by the effects of customer bankruptcies, liquidations and restructurings. U.S. SG&A expenses deleveraged slightly to 27.5% of net sales for 2017 from 27.0% for 2016, driven primarily due to a higher proportion of DTC net sales, which generally has a higher operational cost structure than our wholesale business.
Segment income from operations in the LAAP region increased $12.0 million to $75.9 million, or 16.0% of net sales, in 2017 from $63.9 million, or 14.1% of net sales in 2016. The increase in LAAP operating income was driven by increased net sales growth in the LAAP distributor, China and Japan businesses, as well as increased gross margins due to less excess inventory.
Segment income from operations in the EMEA region increased $2.9 million to $10.4 million, or 3.5% of net sales, in 2017 from $7.5 million, or 3.0% of net sales, in 2016. Regional net sales increased across all channels, with the wholesale business driving the largest contribution to operating income expansion as a result of modest improvements in gross margin combined with slightly lower SG&A expense as a percentage of net sales as a fixed cost structure was leveraged.
Segment income from operations in Canada increased $7.6 million to $23.5 million, or 13.3% of net sales, in 2017 from $15.9 million, or 9.6% of net sales, in 2016. The increase in income from operations resulted from increased net sales growth in both wholesale and DTC businesses. The region realized gross margin expansion driven by a higher proportion of higher margin DTC net sales as well as favorable impacts of foreign exchange hedging.
Unallocated corporate expenses increased by $16.3 million to $183.7 million for 2017, from $167.4 million in 2016, primarily due to program expenses and discrete costs associated with Project CONNECT and increased personnel costs to support strategic initiatives and business growth, as well as increased incentive compensation.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investments associated with expansion of our global DTC capabilities and ongoing ERP and IT systems implementations, including complementary systems, general corporate needs, strategic business initiatives, and the expansion of our global operations. At December 31, 2018, we had total cash and cash equivalents of $437.8 million, compared to $673.2 million at December 31, 2017. In addition, we had short-term investments of $262.8 million at December 31, 2018, compared to $95.0 million at December 31, 2017. As a result of the enactment of the TCJA and the resulting change to a territorial system of taxation, repatriation of cash and cash equivalents held by our foreign subsidiaries will no longer result in a significant tax cost.
2018 compared to 2017
Net cash provided by operating activities was $289.6 million in 2018, compared to $341.1 million in 2017. The decrease in cash provided by operating activities was primarily driven by an increase in inventory.
Net cash used in investing activities was $232.2 million in 2018, compared to $147.8 million in 2017. For 2018, net cash used in investing activities primarily consisted of $166.6 million in net purchases of short-term investments and $65.6 million for capital expenditures. For 2017, net cash used in investing activities primarily consisted of $94.7 million in net purchases of short-term investments and $53.4 million for capital expenditures.
Net cash used in financing activities was $270.0 million in 2018, compared to $84.4 million in 2017. For 2018, net cash used in financing activities primarily consisted of the repurchase of common stock of $201.6 million and dividend payments to Company shareholders of $62.7 million and to the non-controlling interest in our China joint venture of RMB136.5 million (approximately US$19.9 million), partially offset by net proceeds of $14.2 million from the issuance of stock-based compensation. For 2017, net cash used in financing activities primarily consisted of dividend payments of $50.9 million, the repurchase of common stock of $35.5 million and payment of a related-party note payable of $14.2 million, partially offset by net proceeds of $16.3 million from the issuance of common stock related to our stock compensation programs.
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
Short-term borrowings and credit lines
We have an unsecured, committed revolving line of credit available to fund our domestic working capital requirements. Monthly variable commitments available for funding average $100.0 million over the course of a calendar year. At December 31, 2018, no balance was outstanding under this line of credit and we were in compliance with all associated covenants. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined limit of approximately $107.0 million at December 31, 2018. At December 31, 2018, no balance was outstanding under these lines of credit.
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
Our operations are affected by seasonal trends typical in the outdoor apparel industry and have historically resulted in higher sales and profits in the third and fourth calendar quarters. This pattern has resulted primarily from the timing of shipments of fall season products to wholesale customers and proportionally higher sales in our DTC operations in the fourth quarter, combined with an expense base that is more consistent throughout the year. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and existing short-term borrowing arrangements. We plan to fund future cash dividends and share repurchases with cash generated from operating activities.

Contractual obligations
The following table presents our estimated significant contractual commitments:

	Year ended December 31,
(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Inventory purchase obligations (1)	$363,799	$—	$—	$—	$—	$—	$363,799
Operating lease obligations (2)	72,280	65,379	57,460	52,607	47,837	155,897	451,460
TCJA transition tax obligations (3)	—	—	1,531	4,250	7,969	23,907	37,657
(1)    Refer to Inventory Purchase Obligations in Note 14 of Notes to Consolidated Financial Statements.
(2)    Refer to Operating Leases in Note 14 of Notes to Consolidated Financial Statements.
(3)    Refer to Income Taxes in Note 11 of Notes to Consolidated Financial Statements.
We have recorded long-term liabilities for net unrecognized tax benefits related to income tax uncertainties in our Consolidated Balance Sheet at December 31, 2018 of approximately $13.1 million; however, these long-term liabilities have not been included in the table above because we are uncertain about whether or when these amounts may be settled. Refer to Note 11 of Notes to Consolidated Financial Statements.
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
The net fair value of our derivative contracts was favorable by approximately $22.5 million at December 31, 2018. A 10% unfavorable exchange rate change in the euro, franc, Canadian dollar, yen, and renminbi against the U.S. dollar would have resulted in the net fair value declining by approximately $49.6 million at December 31, 2018. Changes in fair value of derivative contracts resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.
Our negotiated credit facilities generally charge interest based on a benchmark rate such as the London Interbank Offered Rate ("LIBOR").  Fluctuations in short-term interest rates cause interest payments on drawn amounts to increase or decrease. At December 31, 2018, no balance was outstanding under our credit facilities.
Critical Accounting Policies and Estimates
Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales, and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Some of these critical accounting policies affect working capital account balances, including the policy for revenue recognition and related sales returns, and claims from customers, the allowance for doubtful accounts, the provision for potential excess, slow-moving and closeout inventories, product warranty, income taxes, and stock-based compensation.
Management regularly discusses with our audit committee each of our critical accounting estimates, the development and selection of these accounting estimates, and the disclosure about each estimate in this annual report. These discussions typically occur at our quarterly audit committee meetings and include the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.
Revenue Recognition
Revenues are recognized when our performance obligations are satisfied as evidenced by transfer of control of promised goods to our customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. Within our wholesale channel, control generally transfers to the customer upon shipment to, or upon receipt by, the customer depending on the terms of sale with the customer. Within our DTC channel, control generally transfers to the customer at the time of sale within our retail stores and concession-based arrangements and upon shipment to the customer with respect to e-commerce transactions.
The amount of consideration we receive and recognize as Net sales across both wholesale and DTC channels varies with changes in sales returns and other accommodations and incentives we offer to our customers. When we give our customers the right to return products or provide other accommodations such as chargebacks and markdowns, we estimate the expected sales returns and miscellaneous claims from customers and record a sales reserve to reduce Net sales. These estimates are based on historical rates of product returns and claims, as well as events and circumstances that indicate changes to such historical rates. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. As a result, we adjust our estimates of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly greater or lower than the sales reserve established, the Company records an adjustment to Net sales in the period in which it made such determination.
Licensing income, which is presented separately as Net licensing income on the Consolidated Statements of Operations and represents less than 1% of total revenue, is recognized over time based on the greater of contractual minimum royalty guarantees and actual, or estimated, sales of licensed products by our licensees.
We expense sales commissions when incurred, which is generally at the time of sale, because the amortization period would have been one year or less. These costs are recorded within SG&A expenses.
We treat shipping and handling activities as fulfillment costs, and as such recognize the costs for these activities at the time related revenue is recognized. The majority of these costs are recorded as SG&A expenses, and the direct costs associated with shipping goods to customers and consumers are recorded as Costs of goods sold. Shipping and handling fees billed to customers are recorded as Net sales.
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
Excess, Close-Out and Slow Moving Inventory
We make ongoing estimates of potential excess, close-out or slow moving inventory. We evaluate our inventory on hand considering our purchase commitments, sales forecasts and historical liquidation experience to identify excess, close-out or slow moving inventory and make provisions as necessary to properly reflect inventory value at the lower of cost or net realizable value. If we determine that a smaller or larger reserve is appropriate, we will record a credit or a charge to Cost of sales in the period in which we make such a determination.
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
We review and test our intangible assets with indefinite useful lives and goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Our intangible assets with indefinite lives consist of trademarks and trade names. Substantially all of our goodwill is recorded in the U.S. segment and impairment testing for goodwill is performed at the reporting unit level. In the impairment test for goodwill, the two-step process first compares the estimated fair value of the reporting unit with the carrying amount of that reporting unit. We estimate the fair value of our reporting units using a combination of discounted cash flow analysis and market-based valuation methods, as appropriate. If step one indicates impairment, step two compares the estimated fair value of the reporting unit to the estimated fair value of all reporting unit assets and liabilities, except goodwill, to determine the implied fair value of goodwill. We calculate impairment as the excess of carrying amount of goodwill over the implied fair value of goodwill. In the impairment tests for trademarks and trade names, we compare the estimated fair value of each asset to its carrying amount. The fair values of trademarks and trade names are generally estimated using a relief from royalty method under the income approach. If the carrying amount of a trademark or trade name exceeds its estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value.
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
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, we recognize Income tax expense for the amount of taxes payable or refundable for the current year and for the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and our uncertain tax positions. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for Income taxes expense in our Consolidated Financial Statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position, results of operations or cash flows.
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
Recent Accounting Pronouncements
Refer to Item 8, Note 2, "Recently Issued Accounting Pronouncements" below in this annual report.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by this item is included in Item 7 above in this annual report and is incorporated herein by this reference.
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our management is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"), which we consider appropriate in the circumstances and include some amounts based on our best estimates and judgments. Other financial information in this report is consistent with these financial statements.
Our accounting systems include controls designed to reasonably ensure that assets are safeguarded from unauthorized use or disposition and which provide for the preparation of financial statements in conformity with GAAP. These systems are supplemented by the selection and training of qualified financial personnel and an organizational structure providing for appropriate segregation of duties.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Columbia Sportswear Company
Portland, Oregon

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

/s/    DELOITTE & TOUCHE LLP
Portland, Oregon
February 21, 2019

We have served as the Company’s auditor since at least 1994; however, an earlier year could not be reliably determined.

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents (Note 21)	$437,825	$673,166
Restricted cash (Note 22)	13,970	—
Short-term investments (Note 21)	262,802	94,983
Accounts receivable, net (Note 6)	449,382	364,862
Inventories	521,827	457,927
Prepaid expenses and other current assets	79,500	58,559
Total current assets	1,765,306	1,649,497
Property, plant, and equipment, net (Note 7)	291,596	281,394
Intangible assets, net (Note 8)	126,575	129,555
Goodwill (Note 8)	68,594	68,594
Deferred income taxes (Note 11)	78,155	56,804
Other non-current assets	38,495	27,058
Total assets	$2,368,721	$2,212,902
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$274,435	$252,301
Accrued liabilities (Note 10)	275,684	182,228
Income taxes payable (Note 11)	22,763	19,107
Total current liabilities	572,882	453,636
Other long-term liabilities (Notes 12, 13)	45,214	48,735
Income taxes payable (Note 11)	50,791	58,104
Deferred income taxes (Note 11)	9,521	168
Total liabilities	678,408	560,643
Commitments and contingencies (Note 14)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 250,000 shares authorized; 68,246 and 69,995 issued and outstanding (Note 15)	—	45,829
Retained earnings	1,677,920	1,585,009
Accumulated other comprehensive loss (Note 18)	(4,063)	(8,887)
Total Columbia Sportswear Company shareholders' equity	1,673,857	1,621,951
Non-controlling interest (Note 5)	16,456	30,308
Total equity	1,690,313	1,652,259
Total liabilities and equity	$2,368,721	$2,212,902

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net sales	$2,802,326	$2,466,105	$2,377,045
Cost of sales	1,415,978	1,306,143	1,266,697
Gross profit	1,386,348	1,159,962	1,110,348
Selling, general and administrative expenses	1,051,152	910,894	864,084
Net licensing income	15,786	13,901	10,244
Income from operations	350,982	262,969	256,508
Interest income, net	9,876	4,515	2,003
Interest expense on note payable to related party (Note 22)	—	(429)	(1,041)
Other non-operating expense	(141)	(321)	(572)
Income before income tax	360,717	266,734	256,898
Income tax expense (Note 11)	(85,769)	(154,419)	(58,459)
Net income	274,948	112,315	198,439
Net income attributable to non-controlling interest	6,692	7,192	6,541
Net income attributable to Columbia Sportswear Company	$268,256	$105,123	$191,898

Earnings per share attributable to Columbia Sportswear Company (Note 17):
Basic	$3.85	$1.51	$2.75
Diluted	3.81	1.49	2.72
Weighted average shares outstanding (Note 17):
Basic	69,614	69,759	69,683
Diluted	70,401	70,453	70,632

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$274,948	$112,315	$198,439
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities (net of tax effects of $17, $0, and $0, respectively)	(56)	—	(2)
Unrealized gains (losses) on derivative transactions (net of tax effects of $(7,782), $8,176, and ($1,922), respectively)	24,262	(18,005)	843
Foreign currency translation adjustments (net of tax effects of $1,557, $(4), and $347, respectively)	(18,079)	34,160	(4,485)
Other comprehensive income (loss)	6,127	16,155	(3,644)
Comprehensive income	281,075	128,470	194,795
Comprehensive income attributable to non-controlling interest	7,480	9,617	4,678
Comprehensive income attributable to Columbia Sportswear Company	$273,595	$118,853	$190,117

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$274,948	$112,315	$198,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,230	59,945	60,016
Loss on disposal or impairment of property, plant, and equipment	4,208	1,927	4,805
Deferred income taxes	1,462	44,851	(19,178)
Stock-based compensation	14,291	11,286	10,986
Changes in operating assets and liabilities:
Accounts receivable	(25,601)	(24,197)	36,710
Inventories	(94,716)	46,662	(18,777)
Prepaid expenses and other current assets	(9,771)	(19,241)	(5,452)
Other assets	(12,421)	931	(5,948)
Accounts payable	19,384	30,568	1,483
Accrued liabilities	66,900	11,581	4,847
Income taxes payable	(3,958)	58,702	4,768
Other liabilities	(3,387)	5,798	2,468
Net cash provided by operating activities	289,569	341,128	275,167
Cash flows from investing activities:
Purchases of short-term investments	(518,755)	(130,993)	(21,263)
Sales and maturities of short-term investments	352,127	36,282	21,263
Capital expenditures	(65,622)	(53,352)	(49,987)
Proceeds from sale of property, plant, and equipment	19	279	97
Net cash used in investing activities	(232,231)	(147,784)	(49,890)
Cash flows from financing activities:
Proceeds from credit facilities	70,576	3,374	62,885
Repayments on credit facilities	(70,576)	(3,374)	(64,825)
Proceeds from issuance of common stock related to stock-based compensation	18,484	19,946	13,167
Tax payments related to stock-based compensation	(4,285)	(3,662)	(5,117)
Repurchase of common stock	(201,600)	(35,542)	(11)
Cash dividends paid	(62,664)	(50,909)	(48,122)
Cash dividends paid to non-controlling interest	(19,949)	—	—
Payment of related party note payable	—	(14,236)	—
Net cash used in financing activities	(270,014)	(84,403)	(42,023)
Net effect of exchange rate changes on cash	(8,695)	12,836	(1,635)
Net (decrease) increase in cash, cash equivalents and restricted cash	(221,371)	121,777	181,619
Cash, cash equivalents and restricted cash, beginning of period	673,166	551,389	369,770
Cash, cash equivalents and restricted cash, end of period	$451,795	$673,166	$551,389
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$77,408	$81,045	$70,424
Cash paid during the year for interest on note payable to related party	—	685	1,049
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	11,831	3,188	2,710

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2016	69,277	$34,776	$1,385,860	$(20,836)	$16,013	$1,415,813
Net income	—	—	191,898	—	6,541	198,439
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities, net	—	—	—	(2)	—	(2)
Unrealized holding gains on derivative transactions, net	—	—	—	686	157	843
Foreign currency translation adjustment, net	—	—	—	(2,465)	(2,020)	(4,485)
Cash dividends ($0.69 per share)	—	—	(48,122)	—	—	(48,122)
Issuance of common stock related to stock-based compensation, net	596	8,050	—	—	—	8,050
Stock-based compensation expense	—	10,986	—	—	—	10,986
Repurchase of common stock	—	(11)	—	—	—	(11)
BALANCE, DECEMBER 31, 2016	69,873	53,801	1,529,636	(22,617)	20,691	1,581,511
Net income	—	—	105,123	—	7,192	112,315
Other comprehensive income (loss):
Unrealized holding gains (losses) on derivative transactions, net	—	—	1,159	(17,489)	(516)	(16,846)
Foreign currency translation adjustment, net	—	—	—	31,219	2,941	34,160
Cash dividends ($0.73 per share)	—	—	(50,909)	—	—	(50,909)
Issuance of common stock related to stock-based compensation, net	787	16,284	—	—	—	16,284
Stock-based compensation expense	—	11,286	—	—	—	11,286
Repurchase of common stock	(665)	(35,542)	—	—	—	(35,542)
BALANCE, DECEMBER 31, 2017	69,995	45,829	1,585,009	(8,887)	30,308	1,652,259
Net income	—	—	268,256	—	6,692	274,948
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities, net	—	—	—	(56)	—	(56)
Unrealized holding gains on derivative transactions, net	—	—	—	23,195	1,067	24,262
Foreign currency translation adjustment, net	—	—	—	(17,800)	(279)	(18,079)
Cash dividends ($0.90 per share)	—	—	(62,664)	—	—	(62,664)
Dividends to non-controlling interest	—	—	—	—	(21,332)	(21,332)
Adoption of new accounting standards	—	—	14,600	(515)	—	14,085
Issuance of common stock related to stock-based compensation, net	600	14,199	—	—	—	14,199
Stock-based compensation expense	—	14,291	—	—	—	14,291
Repurchase of common stock	(2,349)	(74,319)	(127,281)	—	—	(201,600)
BALANCE, DECEMBER 31, 2018	68,246	$—	$1,677,920	$(4,063)	$16,456	$1,690,313

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
Nature of the Business
Columbia Sportswear Company is a global leader in the design, sourcing, marketing, and distribution of outdoor and active lifestyle apparel, footwear, accessories, and equipment.
Principles of Consolidation
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that superseded the previous revenue recognition guidance (Topic 605). The updated guidance, and subsequent clarifications, collectively referred to as ASC 606, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
In addition, the guidance requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard, utilizing the modified retrospective approach, with the cumulative effect of initially applying the new standard recognized in Retained earnings. Accordingly, comparative prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods. In addition, the adoption of ASC 606 had the following effects: (1) fees paid to or retained by third parties in conjunction with certain concession-based retail arrangements in our Latin America and Asia Pacific ("LAAP") region, historically comprising approximately 2% of net sales, are now recognized as a component of Selling, general and administrative ("SG&A") expenses; (2) wholesale sales returns reserves, estimated chargebacks and markdowns, and other provisions for customer refunds are now presented as Accrued liabilities rather than in Accounts receivable, net; and (3) the estimated cost of inventory associated with sales returns reserves are now presented within Other current assets rather than Inventories. The Company expects the timing of revenue recognition for its significant revenue streams to remain substantially unchanged, with no material effect on Net sales. See the table below for the effect of the adoption of the standard on our Consolidated Balance Sheets as of January 1, 2018.
Effective January 1, 2018, the Company adopted ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax effects of an intra-entity transfer of an asset, other than inventory, when the transfer occurs, eliminating an exception under previous GAAP in which the tax effects of intra-entity asset transfers were deferred until the transferred asset is sold to a third party or otherwise recovered through use. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. The Company adopted this standard effective January 1, 2018 by applying the required modified retrospective approach with a cumulative-effect adjustment to Retained earnings of certain previously deferred tax benefits. The Company anticipates the adoption of this standard will result in increased volatility in its future effective income tax rate. See the table below for the effect of the adoption of the standard on our Consolidated Balance Sheets as of January 1, 2018.
Effective January 1, 2018, the Company early-adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which simplifies the application of hedge accounting guidance to better portray the economic results of risk management activities in the financial statements. The guidance aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements and includes certain targeted improvements to ease the application of the assessment of hedge effectiveness. The Company utilized the required modified retrospective transition method

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the cumulative effect of initially applying the new standard recognized in Retained earnings. See the table below for the effect of the adoption of the standard on our Consolidated Balance Sheets as of January 1, 2018.
Effective January 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and also updates certain presentation and disclosure requirements. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.
The following table presents the effect of the adoption of ASC 606, ASU 2016-16 and ASU 2017-12 on our Consolidated Balance Sheets as of January 1, 2018:

	January 1, 2018
(in thousands)	December 31, 2017	Adjustments due to ASC 606	Adjustments due to ASU 2016-16	Adjustments due to ASU 2017-12	January 1, 2018
Accounts receivable, net	$364,862	$64,519	$—	$—	$429,381
Inventories	457,927	(24,037)	—	—	433,890
Prepaid expenses and other current assets	58,559	24,037	(11,814)	—	70,782
Total current assets	1,649,497	64,519	(11,814)	—	1,702,202
Deferred income taxes	56,804	(519)	23,469	—	79,754
Total assets	2,212,902	64,000	11,655	—	2,288,557
Accrued liabilities	182,228	61,340	—	—	243,568
Income taxes payable	19,107	230	—	—	19,337
Total current liabilities	453,636	61,570	—	—	515,206
Total liabilities	560,643	61,570	—	—	622,213
Retained earnings	1,585,009	2,430	11,655	515	1,599,609
Accumulated other comprehensive loss	(8,887)	—	—	(515)	(9,402)
Total liabilities and equity	$2,212,902	$64,000	$11,655	$—	$2,288,557
In accordance with the requirements of ASC 606, the effects of adoption of this standard on our Consolidated Balance Sheets and Consolidated Statements of Operations were as follows:

	December 31, 2018
(in thousands)	As Reported	Effect of Standard	Balances Without Adoption of ASC 606
Accounts receivable, net	$449,382	$79,534	$369,848
Inventories	521,827	(27,236)	549,063
Prepaid expenses and other current assets	79,500	27,236	52,264
Total current assets	1,765,306	79,534	1,685,772
Total assets	2,368,721	79,534	2,289,187
Accrued liabilities	275,684	79,534	196,150
Total current liabilities	572,882	79,534	493,348
Total liabilities	678,408	79,534	598,874
Total liabilities and equity	$2,368,721	$79,534	$2,289,187

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2018
(in thousands)	As Reported	Effect of Standard	Balances Without Adoption of ASC 606
Net sales	$2,802,326	$40,975	$2,761,351
Gross profit	1,386,348	40,975	1,345,373
Selling, general and administrative expenses	$1,051,152	$40,975	$1,010,177
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and cash equivalents
Cash and cash equivalents are stated at fair value or at cost, which approximates fair value, and include investments with original maturities of 90 days or less at the date of acquisition. At December 31, 2018, Cash and cash equivalents consisted of cash, money market funds, and U.S. government treasury bills. At December 31, 2017, Cash and cash equivalents consisted of cash, money market funds, time deposits, U.S. government treasury bills, and U.S. government-backed municipal bonds.
Investments
At December 31, 2018, Short-term investments consisted of U.S. government treasury bills, as well as money market and mutual fund share investments held as part of the Company's deferred compensation plan expected to be distributed in the next twelve months. At December 31, 2017, short-term investments consisted of U.S. government treasury bills and U.S. government-backed municipal bonds, as well as mutual fund share investments held as part of the Company's deferred compensation plan expected to be distributed in the next twelve months. The U.S. government treasury bills and U.S. government-backed municipal bonds are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in Other comprehensive income. Investments held as part of the Company's deferred compensation plan are classified as trading securities and are recorded at fair value with any unrealized gains and losses reported as a component of operating income. Realized gains or losses are determined based on the specific identification method.
At December 31, 2018 and 2017, long-term investments included in Other non-current assets consisted of money market and mutual fund shares held to offset liabilities to participants in the Company's deferred compensation plan. The investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported as a component of operating income.
Accounts receivable
Accounts receivable have been reduced by an allowance for doubtful accounts. The Company makes ongoing estimates of the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of the Company's customers to make required payments.
Inventories
Inventories consist primarily of finished goods and are carried at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventories for excess, close-out or slow moving items and makes provisions as necessary to properly reflect inventory value.
Property, plant and equipment
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Intangible assets and goodwill
Intangible assets with indefinite useful lives and goodwill are not amortized but are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized using the straight-line method over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired.
Impairment of intangible assets and goodwill
The Company reviews and tests its intangible assets with indefinite useful lives and goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company's intangible assets with indefinite lives consist of trademarks and trade names. Substantially all of the Company's goodwill is recorded in the United States segment and impairment testing for goodwill is performed at the reporting unit level. In the impairment test for goodwill, the two-step process first compares the estimated fair value of the reporting unit with the carrying amount of that reporting unit. The Company estimates the fair value of its reporting units using a combination of discounted cash flow analysis, comparisons with the market values of similar publicly traded companies and other operating performance based valuation methods, as necessary. If step one indicates impairment, step two compares the estimated fair value of the reporting unit to the estimated fair value of all reporting unit assets and liabilities, except goodwill, to determine the implied fair value of goodwill. The Company calculates impairment as the excess of carrying amount of goodwill over the implied fair value of goodwill.
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
Income taxes
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax authority.  In making this determination, the Company assumes that the taxing authority will examine the position and that it will have full knowledge of all relevant information. The provision for income taxes also includes estimates of interest and penalties related to uncertain tax positions.
Derivatives
The effective portion of changes in fair values of outstanding cash flow hedges is recorded in other comprehensive income until earnings are affected by the hedged transaction, and any ineffective portion is included in current income. In most cases amounts recorded in other comprehensive income will be released to earnings after maturity of the related derivative. The Consolidated Statements of Operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in cost of sales when the underlying hedged transactions affect earnings. Results of hedges of revenue are recorded in net sales when the underlying hedged transactions affect earnings. Unrealized derivative gains and losses, which are recorded in assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Consolidated Statements of Cash Flows based on their respective balance sheet classifications. Refer to Note 20 for more information on derivatives and risk management.
Foreign currency translation
The assets and liabilities of the Company's foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the net sales and expenses have been translated into U.S. dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a separate component of accumulated other comprehensive loss in shareholders' equity.
Revenue recognition
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
The amount of consideration we receive and recognize as Net sales across both wholesale and DTC channels varies with changes in sales returns and other accommodations and incentives we offer to our customers. When we give our customers the right to return products or provide other accommodations such as chargebacks and markdowns, we estimate the expected sales returns and miscellaneous claims from customers and record a sales reserve to reduce Net sales. These estimates are based on historical rates of product returns and claims, as well as events and circumstances that indicate changes to such historical rates. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. As a result, we adjust our estimates of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly greater or lower than the sales reserves established, the Company records an adjustment to Net sales in the period in which it made such determination.
Licensing income, which is presented separately as Net licensing income on the Consolidated Statements of Operations and represents less than 1% of total revenue, is recognized over time based on the greater of contractual minimum royalty guarantees and actual, or estimated, sales of licensed products by our licensees.
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
Cost of sales
The expenses that are included in Cost of sales include all direct product costs related to shipping, duties and importation. Specific provisions for excess, close-out or slow moving inventory are also included in cost of sales. In addition, some of the Company's products

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carry life-time or limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company's history of warranty repairs and replacements and is recorded in Cost of sales.
Selling, general and administrative expense
SG&A expense consists of personnel-related costs, advertising, depreciation, occupancy, and other selling and general operating expenses related to the Company's business functions, including planning, receiving finished goods, warehousing, distribution, retail operations and information technology.
Shipping and handling costs
Shipping and handling fees billed to customers and consumers are recorded as Net sales. Inventory planning, receiving, storing and handling costs are recorded as a component of SG&A expenses and were approximately $82,697,000, $73,880,000 and $65,757,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Advertising costs
Advertising costs are expensed in the period incurred and are included in SG&A expenses. Total advertising expense, including cooperative advertising costs, were approximately $150,359,000, $121,839,000 and $118,663,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company's products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs are included in expenses because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated. Cooperative advertising costs were approximately $4,595,000, $6,555,000 and $8,699,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
Recently issued accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for most leases previously classified as operating leases. Subsequently, the FASB has issued amendments to clarify the codification or to correct unintended application of the new guidance. The new guidance is required to be applied using a retrospective approach, with two disclosure methods permissible: (1) apply the guidance in the new lease standard to each lease that existed at the beginning of the earliest comparative period presented in the financial statements ("full retrospective approach") or (2) apply the guidance to each lease that had commenced as of the beginning of the reporting period in which the entity first applies the new lease standard ("the modified retrospective approach").
The Company adopted the new standard effective January 1, 2019 using the modified retrospective approach, specifically the second method above, which does not adjust prior comparative periods to align with the new standard. The Company is also utilizing the transition package of practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification as calculated under existing ASC 840 guidance. In addition, the Company is not electing the hindsight practical expedient to determine the reasonably certain lease term for existing leases. While lease classification will remain unchanged, the Company does not believe the use of hindsight would result in significantly different conclusions regarding accounting lease terms and useful lives of the corresponding leasehold improvements. The Company is making an accounting policy election that will keep leases

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with an initial term of 12 months or less excluded from balance sheet capitalization and will result in recognizing those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.
The application of this new standard resulted in the recognition of right of use assets of approximately $350 million, with corresponding lease liabilities of approximately $385 million. As a result of adopting the standard, approximately $35 million of pre-existing liabilities for deferred rent were reclassified as a component of the right of use assets.
The standard will have a limited impact on our debt-covenant compliance calculations under our current agreements.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under this guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This standard is effective beginning in the first quarter of 2019, with early adoption permitted. The impact of the new standard will be dependent on the specific facts and circumstances of future individual impairments, if any.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. This standard is effective beginning in the first quarter of 2019. The adoption of ASU 2018-07 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.
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
NOTE 3—REVENUES
Disaggregated Revenue
As disclosed below in Note 19, the Company has aggregated its operating segments into four geographic segments: (1) United States, (2) LAAP, (3) Europe, Middle East and Africa ("EMEA") and (4) Canada, which are reflective of the Company's internal organization, management and oversight structure.
The following tables disaggregate our operating segment Net sales by product category and sales channel, which the Company believes provides a meaningful depiction how the nature, timing, and uncertainty of Net sales are affected by economic factors:

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2018
(in thousands)	United States	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,432,711	$400,240	$226,324	$131,783	$2,191,058
Footwear	295,765	129,912	124,430	61,161	611,268
Total	$1,728,476	$530,152	$350,754	$192,944	$2,802,326
Sales channel net sales
Wholesale	$902,928	$267,002	$300,626	$141,467	$1,612,023
Direct-to-consumer	825,548	263,150	50,128	51,477	1,190,303
Total	$1,728,476	$530,152	$350,754	$192,944	$2,802,326

	Year Ended December 31, 2017
(in thousands)	United States	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,264,894	$354,907	$187,567	$120,589	$1,927,957
Footwear	255,132	120,221	106,133	56,662	538,148
Total	$1,520,026	$475,128	$293,700	$177,251	$2,466,105
Sales channel net sales
Wholesale	$828,769	$264,371	$257,269	$137,615	$1,488,024
Direct-to-consumer	691,257	210,757	36,431	39,636	978,081
Total	$1,520,026	$475,128	$293,700	$177,251	$2,466,105

	Year Ended December 31, 2016
(in thousands)	United States	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,252,992	$335,335	$164,723	$112,399	$1,865,449
Footwear	252,310	118,351	88,764	52,171	511,596
Total	$1,505,302	$453,686	$253,487	$164,570	$2,377,045
Sales channel net sales
Wholesale	$873,314	$247,472	$228,704	$130,598	$1,480,088
Direct-to-consumer	631,988	206,214	24,783	33,972	896,957
Total	$1,505,302	$453,686	$253,487	$164,570	$2,377,045
Performance Obligations
For the year ended December 31, 2018, Net sales recognized from performance obligations related to prior periods was not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.
Contract Balances
As of December 31, 2018, contract liabilities recorded on the Consolidated Balance Sheets, which consisted of obligations associated with our gift card and customer loyalty programs, were not material.
NOTE 4—CONCENTRATIONS
Trade receivables
The Company had one customer that accounted for approximately 11.6% and 12.3% of Accounts receivable, net at December 31, 2018 and 2017, respectively. No single customer accounted for 10% or more of Net sales for any of the years ended December 31, 2018, 2017 or 2016.
Derivatives

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company uses derivative instruments to hedge the currency exchange rate risk of anticipated transactions denominated in non-functional currencies that are designated and qualify as cash flow hedges. The Company also uses derivative instruments to economically hedge the currency exchange rate risk of certain investment positions, to hedge balance sheet re-measurement risk and to hedge other anticipated transactions that do not qualify as cash flow hedges. At December 31, 2018, the Company's derivative contracts had remaining maturities of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $7,000,000 at December 31, 2018. All of the Company's derivative counterparties have investment grade credit ratings. Refer to Note 20 for further disclosures concerning derivatives.
Country and supplier concentrations
The Company's products are produced by contract manufacturers located outside the United States, principally in Southeast Asia. Apparel is manufactured in approximately 14 countries, with Vietnam and China together accounting for approximately 61% of 2018 global apparel production. Footwear is manufactured in three countries, with China and Vietnam accounting for substantially all of 2018 global footwear production. The five largest apparel factory groups accounted for approximately 32% of 2018 global apparel production, with the largest factory group accounting for 11% of 2018 global apparel production. The five largest footwear factory groups accounted for approximately 80% of 2018 global footwear production, with the largest factory group accounting for 38% of 2018 global footwear production. These companies have multiple factory locations, many of which are in different countries, thus reducing the risk that unfavorable conditions at a single factory or location would have a material adverse effect on the Company.
NOTE 5—NON-CONTROLLING INTEREST
Prior to January 2, 2019, the Company owned a 60% controlling interest in a joint venture formed with Swire Resources, Limited ("Swire") to support the development and operation of the Company's business in China. The accounts of the joint venture are included in the Consolidated Financial Statements. Swire's share of net income from the joint venture is included in Net income attributable to non-controlling interest in the Consolidated Statements of Operations. The 40% non-controlling equity interest in this entity is presented as Non-controlling interest in the Consolidated Balance Sheets and Consolidated Statements of Equity.
In September 2018, the Company and Swire entered into an Equity Interest Transfer Agreement ("EITA"), in which the Company committed to buy out the 40% non-controlling interest in the joint venture. On January 2, 2019, the Company closed the buyout. As a result of the buyout, beginning with the first quarter of 2019, the consolidated financial statements of the Company will not separately reflect amounts related to the non-controlling interest. See Note 22 for additional information regarding the various terms and conditions and resulting related-party transactions.
NOTE 6—ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, is as follows:

	December 31,
(in thousands)	2018	2017
Trade accounts receivable	$460,433	$373,905
Allowance for doubtful accounts	(11,051)	(9,043)
Accounts receivable, net	$449,382	$364,862

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31,
(in thousands)	2018	2017
Land and improvements	$20,961	$21,065
Buildings and improvements	170,928	173,919
Machinery, software and equipment	327,678	322,032
Furniture and fixtures	88,305	83,613
Leasehold improvements	131,756	121,949
Construction in progress	41,322	14,627
	780,950	737,205
Less accumulated depreciation	(489,354)	(455,811)
	$291,596	$281,394
Impairment charges for long-lived assets are included in SG&A expense and were approximately $2,072,000, $1,401,000 and $4,310,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Charges during the years ended December 31, 2018, 2017 and 2016 were recorded primarily for certain underperforming retail stores in the United States, Europe and LAAP regions.

NOTE 8—INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets that are determined to have finite lives include patents, purchased technology and customer relationships and are amortized over their estimated useful lives, which range from approximately 3 to 10 years. Goodwill and intangible assets with indefinite useful lives, including trademarks and trade names, are not amortized but are periodically evaluated for impairment. At December 31, 2018 and 2017, the Company determined that its goodwill and intangible assets were not impaired.
Intangible assets
The following table summarizes the Company's identifiable Intangible assets, net balance:

	December 31,
(in thousands)	2018	2017
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198
Customer relationships	23,000	23,000
Gross carrying amount	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(11,981)	(10,651)
Customer relationships	(14,063)	(12,413)
Accumulated amortization	(26,044)	(23,064)
Net carrying amount	11,154	14,134
Intangible assets not subject to amortization	115,421	115,421
Intangible assets, net	$126,575	$129,555
Amortization expense for intangible assets subject to amortization was approximately $2,980,000, $3,883,000, and $5,146,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the estimated annual amortization expense for the years 2019 through 2023:

(in thousands)
2019	$2,980
2020	2,537
2021	1,650
2022	1,650
2023	1,650
NOTE 9—SHORT-TERM BORROWINGS AND CREDIT LINES
The Company has an unsecured, committed revolving line of credit with monthly variable commitments available for funding that average $100,000,000. The maturity date of this agreement is July 1, 2021. Interest, payable monthly, is based on the Company's applicable funded debt ratio, which could range from USD LIBOR plus 87.5 basis points to USD LIBOR plus 162.5 basis points. This line of credit requires the Company to comply with certain financial covenants covering net income, funded debt ratio, fixed charge coverage ratio, and borrowing basis. If the Company is in default, it is prohibited from paying dividends or repurchasing common stock. At December 31, 2018, the Company was in compliance with all associated covenants. At December 31, 2018 and 2017, no balance was outstanding under this line of credit.
The Company's Canadian subsidiary has available an unsecured and uncommitted line of credit guaranteed by the Company providing for borrowing up to a maximum of CAD$30,000,000 (approximately US$22,000,000) at December 31, 2018. The revolving line accrues interest at the bank's Canadian prime rate. At December 31, 2018 and 2017 no balance was outstanding under this line of credit.
The Company's European subsidiary has available two separate unsecured and uncommitted lines of credit guaranteed by the Company providing for borrowing up to a maximum of €25,800,000 and €5,000,000, respectively (combined approximately US$35,000,000), at December 31, 2018. These lines accrue interest based on the European Central Bank refinancing rate plus 100 basis points and the Euro Overnight Index Average plus 75 basis points, respectively. There was no balance outstanding under either line at December 31, 2018 or 2017.
The Company's Japanese subsidiary has two separate unsecured and uncommitted lines of credit guaranteed by the Company providing for borrowing up to a maximum of US$7,000,000 and ¥300,000,000, respectively (combined approximately US$10,000,000), at December 31, 2018. These lines accrue interest at JPY LIBOR plus 100 basis points and the Bank of Tokyo Prime Rate, respectively. There was no balance outstanding under either line at December 31, 2018 or 2017.
The Company's Korean subsidiary has available an unsecured and uncommitted line of credit guaranteed by the Company providing for borrowing up to a maximum of US$20,000,000 at December 31, 2018. The revolving line accrues interest at the Korean three-month CD rate plus 220 basis points. There was no balance outstanding under this line at December 31, 2018 or 2017.
In 2018, the Company's China joint venture established an unsecured and uncommitted line of credit guaranteed by the Company providing for borrowings of advances or overdrafts up to a maximum of US$20,000,000 (approximately RMB137,570,000) at December 31, 2018. Once the line is drawn upon, the revolving line accrues interest on advances of RMB based on the People's Bank of China ("PBOC") base rate, advances of USD based on LIBOR +1.8% per annum or overdrafts of RMB based on 110% of the PBOC base rate. There was no balance outstanding under this line at December 31, 2018.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2018	2017
Accrued salaries, bonus, paid time off and other benefits	$97,492	$79,457
Sales reserves	97,702	17,545
Accrued import duties	18,903	12,420
Product warranties	13,186	12,339
Other	48,401	60,467
	$275,684	$182,228
A reconciliation of product warranties is as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Balance at beginning of year	$12,339	$11,455	$11,487
Provision for warranty claims	5,054	4,538	3,802
Warranty claims	(3,942)	(4,210)	(3,726)
Other	(265)	556	(108)
Balance at end of year	$13,186	$12,339	$11,455
NOTE 11—INCOME TAXES
Consolidated income from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
U.S. operations	$224,430	$167,380	$173,798
Foreign operations	136,287	99,354	83,100
Income before income tax	$360,717	$266,734	$256,898
The components of the provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current:
Federal	$59,213	$87,386	$53,840
State and local	9,959	443	6,370
Non-U.S.	28,700	28,708	18,708
	97,872	116,537	78,918
Deferred:
Federal	(10,961)	47,087	(12,921)
State and local	(1,910)	4,990	(2,166)
Non-U.S.	768	(14,195)	(5,372)
	(12,103)	37,882	(20,459)
Income tax expense	$85,769	$154,419	$58,459

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA made broad and complex changes to the U.S. tax code, including, but not limited to:

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
Any legislative changes, including the final Section 965 transition tax regulations issued on January 15, 2019, the impacts of which are currently being assessed due to the complexity and interdependency of the legislative provisions, as well as other new or proposed Treasury regulations, may result in additional income tax impacts which could be material in the period any such changes are enacted.
For the year ended December 31, 2017, in accordance with SAB 118, the Company reflected the income tax effects in the financial statements for those aspects of the TCJA for which the accounting was complete and recorded an incremental provisional net tax expense of approximately $95,610,000 for those aspects which the accounting was incomplete but able to determine a reasonable estimate.
For the year ended December 31, 2018, the Company recorded an incremental tax expense of approximately $5,064,000 as adjustments to the provisional tax expense. Details related to the incremental expenses in 2018 are outlined below.
Reduction of U.S. federal corporate tax rate
The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. For the year ended December 31, 2017, the Company recorded a provisional decrease to net deferred tax assets of approximately $15,017,000, for certain deferred tax assets and liabilities, with a corresponding charge to deferred income tax expense of approximately $15,017,000. In 2018, the Company determined the provisional amount was affected by other analyses related to the TCJA, including, but not limited to, the Company's calculation of deemed repatriation of foreign income and the state tax effect of adjustments made to federal temporary differences. As a result, in the year ended December 31, 2018, the Company recorded an increase to net deferred tax assets of approximately $1,450,000 for certain deferred tax assets and liabilities, with a corresponding charge to deferred income tax expenses of approximately $1,450,000 to finalize the accounting for this element of the TCJA.
Transition tax on foreign earnings
The Deemed Repatriation Transition Tax ("Transition Tax") is a U.S. tax on the Company's previously untaxed accumulated and current earnings and profits ("E&P") of certain of the Company's foreign subsidiaries. For the year ended December 31, 2017, the Company recorded a provisional obligation of approximately $49,947,000. In 2018, the Company determined, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. As a result, in the year ended December 31, 2018, the Company recorded approximately $5,424,000 to a liability account to finalize the accounting for this element of the TCJA. The Transition Tax will be paid over an eight year period beginning for the tax year ending December 31, 2017.
Deferred tax liability associated with future repatriations
For the year ended December 31, 2017, the Company recorded a provisional estimate of approximately $23,690,000 related to the tax effects on future repatriations of foreign earnings. In 2018, the Company completed additional analysis of the effects of the TCJA and of its applicable foreign earnings. As a result, in the year ended December 31, 2018, the Company recorded approximately $1,648,000 of income tax expense to finalize the accounting for this element of the TCJA.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disallowance of foreign tax credits
The Company repatriated foreign earnings in 2017 for which certain foreign tax credits were no longer allowable under the TCJA. As a result, for the year ended December 31, 2017, the Company recorded a provisional estimate of approximately $6,956,000 of income tax expense. In 2018, the Company completed additional analysis of the effects of the TCJA and recorded a decrease of approximately $557,000 in the year ended December 31, 2018 to finalize the accounting for this element of the TCJA.
Global intangible low-taxed Income ("GILTI") tax
For the year ended December 2017, the Company did not record a provision related to the new GILTI tax under the TCJA because of the complexity of the new tax rules and the lack of clarity surrounding the application of the relevant accounting guidance. In 2018, the Company elected an accounting policy with respect to the GILTI tax rules, which is to treat GILTI as a period cost.

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,
	2018	2017	2016
	(percent of income)
Provision for federal income taxes at the statutory rate	21.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.0	0.4	1.5
Non-U.S. income taxed at different rates	(0.1)	(7.8)	(5.8)
Foreign tax credits	—	(0.1)	(3.0)
Foreign deferred tax asset	—	(3.0)	(2.5)
Global Intangible Low-Taxed Income	0.4	—	—
Research credits	(0.6)	(0.7)	(0.8)
Withholding taxes	0.4	—	—
Excess tax benefits from stock plans	(1.4)	(2.3)	(2.1)
Other	0.7	0.5	0.5
Actual provision for income taxes, pre-provisional TCJA expense	22.4%	22.0%	22.8%
Effects of the TCJA:
Reduction of U.S. federal corporate tax rate	(0.4)%	5.6%	—%
Transition tax on foreign earnings	1.5	18.7	—
Deferred tax liability associated with future repatriations	0.5	8.9	—
Foreign tax credits	(0.2)	2.7	—
Provision for income taxes related to the TCJA	1.4%	35.9%	—%
Actual provision for income taxes	23.8%	57.9%	22.8%

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company's deferred taxes consisted of the following (in thousands):

	December 31,
(in thousands)	2018	2017
Deferred tax assets:
Accruals and allowances	$39,276	$37,971
Capitalized inventory costs	34,548	21,625
Stock compensation	4,318	3,867
Net operating loss carryforwards	18,800	20,085
Depreciation and amortization	39,511	25,020
Tax credits	1,353	31
Foreign currency gain	—	5,657
Other	1,570	276
Gross deferred tax assets	139,376	114,532
Valuation allowance	(18,550)	(16,428)
Net deferred tax assets	120,826	98,104
Deferred tax liabilities:
Depreciation and amortization	(22,048)	(15,395)
Prepaid expenses	(2,301)	(2,383)
Deferred tax liability associated with future repatriations	(21,323)	(23,690)
Foreign currency loss	(6,520)	0
Gross deferred tax liabilities	(52,192)	(41,468)
Total net deferred taxes	$68,634	$56,636
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company has foreign net operating loss carryforwards of approximately $66,822,000 as of December 31, 2018, of which approximately $56,576,000 have an unlimited carryforward period and approximately $10,246,000 expire between 2025 and 2027. The net operating losses result in deferred tax assets of approximately $18,800,000 and $20,085,000 at December 31, 2018 and 2017, respectively. These deferred tax assets were subject to a valuation allowance of approximately $16,532,000 and $16,152,000 at December 31, 2018 and 2017, respectively.
At December 31, 2018, the Company has accumulated undistributed earnings generated by the Company's foreign subsidiaries of approximately $333,400,000. As approximately $239,700,000 of such earnings have previously been subject to the one-time transition tax on foreign earnings by the TCJA, any additional taxes due with respect to such earnings would generally be limited to foreign and state taxes and have been recorded as a deferred tax liability. However, the Company intends to indefinitely reinvest the earnings generated after January 1, 2018 and expect future domestic cash generation to be sufficient to meet future domestic cash needs.
The Company conducts business globally, and, as a result, the Company or one or more of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Japan, South Korea, Switzerland, and the United States. The Company has effectively settled Canadian tax examinations of all years through 2012, U.S. tax examinations of all years through 2013, Japanese tax examinations of all years through 2012, France tax examinations of all years through 2014, and Swiss tax examinations of all years through 2014. The Company's transfer pricing policies are currently under review by the Chinese tax authorities for all tax years after 2013. The Korean National Tax Service concluded an audit of the Company's 2009 through 2013 corporate income tax returns in 2014, and an audit of the Company's 2014 corporate income tax return in 2016. Due to the nature of the findings in both of these audits, the Company has invoked the Mutual Agreement Procedures outlined in the U.S.-Korean income tax treaty. The Company does not anticipate that adjustments relative to this dispute, or any other ongoing tax audits, will result in material changes to its financial

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

condition, results of operations or cash flows. Other than the dispute previously noted, the Company is not currently under examination in any major jurisdiction.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2018	2017	2016
Balance at beginning of year	$10,512	$9,998	$11,187
Increases related to prior year tax positions	490	858	2,514
Decreases related to prior year tax positions	(1,093)	(2,895)	(5,119)
Increases related to current year tax positions	1,818	2,714	1,599
Settlements	319	—	—
Expiration of statute of limitations	(982)	(163)	(183)
Balance at end of year	$11,064	$10,512	$9,998
Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months following December 31, 2018 by a range of zero to approximately $2,885,000. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.
Unrecognized tax benefits of approximately $9,147,000, $6,892,000 and $7,723,000 would affect the effective tax rate if recognized at December 31, 2018, 2017 and 2016, respectively.
The Company recognizes interest expense and penalties related to income tax matters in income tax expense. The Company recognized a net increase of accrued interest and penalties of approximately $429,000 in 2018, and a net reversal of accrued interest and penalties of approximately $1,402,000 in 2017 and a net increase of accrued interest and penalties of approximately $637,000 in 2016, all of which related to uncertain tax positions. The Company had approximately $2,069,000 and $1,640,000 of accrued interest and penalties related to uncertain tax positions at December 31, 2018 and 2017, respectively.
NOTE 12—OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31,
(in thousands)	2018	2017
Straight-line and deferred rent liabilities (Note 14)	$31,047	$31,016
Asset retirement obligations	4,691	4,580
Deferred compensation plan liability (Note 13)	9,475	9,319
Derivative financial instruments (Note 20)	1	3,820
	$45,214	$48,735
NOTE 13—RETIREMENT SAVINGS PLANS
401(k) Profit-Sharing Plan
The Company has a 401(k) profit-sharing plan, which covers substantially all U.S. employees. Participation begins the first day of the quarter following completion of 30 days of service. The Company may elect to make discretionary matching or non-matching contributions. All Company contributions to the plan as determined by the Board of Directors totaled approximately $8,900,000, $7,666,000 and $7,754,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
Deferred Compensation Plan
The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Company matching contributions to the plan totaled approximately $350,000, $210,000 and $200,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Participants earn a return on their deferred compensation based on investment earnings of participant-

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

selected investments. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability, or termination of employment.
The Company has purchased specific money market and mutual funds in the same amounts as the participant-directed investment selections underlying the deferred compensation liabilities. These investment securities and earnings thereon, held in an irrevocable trust, are intended to provide a source of funds to meet the deferred compensation obligations, subject to claims of creditors in the event of the Company's insolvency. Changes in the market value of the participants' investment selections are recorded as an adjustment to the investments and as unrealized gains and losses in SG&A expense. A corresponding adjustment of an equal amount is made to the deferred compensation liabilities and compensation expense, which is included in SG&A expense.
At December 31, 2018, and 2017, the long-term portion of the liability to participants under this plan was approximately $9,475,000 and $9,319,000, respectively, and was recorded in Other long-term liabilities. At December 31, 2018 and 2017, the current portion of the participant liability was $1,200,000 and $1,437,000, respectively, and was recorded in Accrued liabilities. At December 31, 2018 and 2017, the fair value of the long-term portion of the investments related to this plan was $9,475,000 and $9,319,000, respectively, and was recorded in Other non-current assets. At December 31, 2018 and 2017, the current portion of the investments related to this plan was $1,200,000 and $1,437,000, respectively, and was recorded in Short-term investments.
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
Rent expense, including percentage rent but excluding operating costs for which the Company is obligated, consisted of the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Rent expense included in SG&A expense	$143,871	$84,564	$75,457
Rent expense included in Cost of sales	1,576	1,557	1,626
	$145,447	$86,121	$77,083
Operating lease obligations listed below do not include percentage rent, real estate taxes, insurance, CAM, and other costs for which the Company is obligated. These operating lease commitments are not reflected on the Consolidated Balance Sheets. Approximate future minimum payments on all lease obligations, including rent escalation clauses and committed leases for stores that are not yet open, at December 31, 2018, are as follows:

(in thousands)	Future Minimum Payments
2019	$72,280
2020	65,379
2021	57,460
2022	52,607
2023	47,837
Thereafter	155,897
$451,460

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders for sourced apparel, footwear, accessories, and equipment, and raw material commitments not included in open production purchase orders. At December 31, 2018, inventory purchase obligations were approximately $363,799,000.
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
NOTE 15—SHAREHOLDERS' EQUITY
Since the inception of the Company's stock repurchase plan in 2004 through December 31, 2018, the Company's Board of Directors has authorized the repurchase of $900,000,000 of the Company's common stock. As of December 31, 2018, the Company had repurchased 24,007,071 shares under this program at an aggregate purchase price of approximately $763,663,000. During the year ended December 31, 2018, the Company purchased an aggregate of $201,599,847 of common stock under the stock repurchase plan. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
NOTE 16—STOCK-BASED COMPENSATION
The Company's stock incentive plan (the "Plan") provides for issuance of up to 20,800,000 shares of the Company's common stock, of which 2,292,360 shares were available for future grants under the Plan at December 31, 2018. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.
Stock-based compensation expense consisted of the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Cost of sales	$250	$243	$233
SG&A expense	14,041	11,043	10,753
Pre-tax stock-based compensation expense	14,291	11,286	10,986
Income tax benefits	(3,218)	(1,778)	(3,969)
Total stock-based compensation expense, net of tax	$11,073	$9,508	$7,017
The Company realized a tax benefit for the deduction from stock-based award transactions of approximately $7,900,000, $10,463,000 and $9,576,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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
The following table presents the weighted average assumptions for stock options granted in the years ended December 31:

	2018	2017	2016
Expected option term	4.50 years	4.54 years	4.63 years
Expected stock price volatility	28.39%	28.91%	29.79%
Risk-free interest rate	2.47%	1.73%	1.17%
Expected annual dividend yield	1.15%	1.29%	1.20%
Weighted average grant date fair value	$18.86	$13.11	$13.38
The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2016	2,288,870	$32.69	6.50	$38,209
Granted	430,544	56.63
Cancelled	(117,699)	47.33
Exercised	(450,173)	29.25
Options outstanding at December 31, 2016	2,151,542	37.40	6.39	45,253
Granted	540,537	55.90
Cancelled	(246,450)	50.62
Exercised	(675,742)	29.52
Options outstanding at December 31, 2017	1,769,887	44.22	6.69	48,962
Granted	402,010	76.48
Cancelled	(67,440)	60.75
Exercised	(499,836)	36.98
Options outstanding at December 31, 2018	1,604,621	$53.86	6.95	$48,703
Options vested and expected to vest at December 31, 2018	1,542,039	$53.31	6.88	$47,647
Options exercisable at December 31, 2018	703,049	$40.39	5.16	$30,727
The aggregate intrinsic value in the table above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company's closing stock price on that day.
Total stock option compensation expense for the years ended December 31, 2018, 2017 and 2016 was $4,938,000, $3,843,000 and $3,896,000, respectively. At December 31, 2018, unrecognized costs related to outstanding stock options totaled approximately

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$8,701,000, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at December 31, 2018 are expected to be recognized over a weighted average period of 2.22 years. The aggregate intrinsic value of stock options exercised was $22,388,000, $19,836,000 and $12,976,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2018, 2017 and 2016 was $18,484,000, $19,946,000 and $13,167,000, respectively.
Restricted Stock Units
Service-based restricted stock units are granted at no cost to key employees and generally vest over a period of four years. Performance-based restricted stock units are granted at no cost to certain members of the Company's senior executive team, excluding the Chairman of the Board of Directors and the Chief Executive Officer. Performance-based restricted stock units granted after 2009 generally vest over a performance period of between two and three years. Restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance or Company performance or both. For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. For the years ended December 31, 2018, 2017 and 2016, the Company withheld 55,907, 65,437 and 88,335 shares, respectively, to satisfy approximately $4,285,000, $3,662,000 and $5,127,000 of employees' tax obligations, respectively.
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
The following table presents the weighted average assumptions for restricted stock units granted in the years ended December 31:

	2018	2017	2016
Vesting period	3.77 years	3.87 years	3.57 years
Expected annual dividend yield	1.15%	1.30%	1.08%
Estimated average grant date fair value per restricted stock unit granted	$73.74	$52.45	$55.93
The following table summarizes the restricted stock unit activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2016	553,289	$38.85
Granted	205,734	55.93
Vested	(235,059)	33.98
Forfeited	(57,489)	46.35
Restricted stock units outstanding at December 31, 2016	466,475	47.23
Granted	270,169	52.45
Vested	(176,654)	42.32
Forfeited	(110,515)	48.13
Restricted stock units outstanding at December 31, 2017	449,475	52.07
Granted	197,299	73.74
Vested	(155,847)	50.97
Forfeited	(66,926)	53.19
Restricted stock units outstanding at December 31, 2018	424,001	$62.38
Restricted stock unit compensation expense for the years ended December 31, 2018, 2017 and 2016 was approximately $9,353,000, $7,443,000 and $7,090,000, respectively. At December 31, 2018, unrecognized costs related to restricted stock units totaled approximately

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$16,892,000, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at December 31, 2018 are expected to be recognized over a weighted average period of 2.19 years. The total grant date fair value of restricted stock units vested during the years ended December 31, 2018, 2017 and 2016 was approximately $7,944,000, $7,477,000 and $7,988,000, respectively.
NOTE 17—EARNINGS PER SHARE
Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.
A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows :

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Weighted average common shares outstanding, used in computing basic earnings per share	69,614	69,759	69,683
Effect of dilutive stock options and restricted stock units	787	694	949
Weighted-average common shares outstanding, used in computing diluted earnings per share	70,401	70,453	70,632
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$3.85	$1.51	$2.75
Diluted	3.81	1.49	2.72
Stock options and service-based restricted stock units representing 340,741, 887,595 and 517,654 shares of common stock for the years ended December 31, 2018, 2017 and 2016, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method. In addition, performance-based restricted stock units representing 31,775, 40,848 and 63,430 shares of common stock for the years ended December 31, 2018, 2017 and 2016, respectively, were outstanding but were excluded from the computation of diluted EPS because these shares were subject to performance conditions that had not been met.
NOTE 18—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of applicable taxes, reported on the Company's Consolidated Balance Sheets consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on derivative transactions and foreign currency translation adjustments.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the changes in accumulated other comprehensive income (loss) attributable to Columbia Sportswear Company, net of related tax effects, for the years ended December 31, 2018, 2017 and 2016:

(in thousands)	Unrealized losses on available for sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at January 1, 2016	$(2)	$6,087	$(26,921)	$(20,836)
Other comprehensive income (loss) before reclassifications	(2)	420	(2,465)	(2,047)
Amounts reclassified from accumulated other comprehensive income	—	266	—	266
Net other comprehensive income (loss) during the year	(2)	686	(2,465)	(1,781)
Balance at December 31, 2016	(4)	6,773	(29,386)	(22,617)
Other comprehensive income (loss) before reclassifications	—	(15,559)	31,219	15,660
Amounts reclassified from accumulated other comprehensive income	—	(1,930)	—	(1,930)
Net other comprehensive income (loss) during the year	—	(17,489)	31,219	13,730
Balance at December 31, 2017	(4)	(10,716)	1,833	(8,887)
Other comprehensive income (loss) before reclassifications	(56)	23,065	(17,800)	5,209
Amounts reclassified from accumulated other comprehensive income	—	130	—	130
Net other comprehensive income (loss) during the year	(56)	23,195	(17,800)	5,339
Adoption of ASU 2017-12 (Note 1)	—	(515)	—	(515)
Balance at December 31, 2018	$(60)	$11,964	$(15,967)	$(4,063)
All reclassification adjustments related to derivative transactions are recorded in Cost of sales on the Consolidated Statements of Operations. Refer to Note 20 for further information regarding derivative instrument reclassification adjustments.
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
The geographic distribution of the Company's Net sales and Income from operations in the Consolidated Statements of Operations, as well as depreciation and amortization expense, are summarized in the following tables for the years ended December 31, 2018, 2017 and 2016 as well as Accounts receivable, net, Inventories and Property, plant and equipment, net on the Consolidated Balance Sheets at December 31, 2018 and 2017.

(in thousands)	2018	2017	2016
Net sales to unrelated entities:
United States	$1,728,476	$1,520,026	$1,505,302
LAAP	530,152	475,128	453,686
EMEA	350,754	293,700	253,487
Canada	192,944	177,251	164,570
	$2,802,326	$2,466,105	$2,377,045

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment income from operations:
United States	$410,750	$336,797	$336,578
LAAP	80,967	75,922	63,927
EMEA	33,314	10,410	7,543
Canada	31,304	23,516	15,864
Total segment income from operations	556,335	446,645	423,912
Unallocated corporate expenses	(205,353)	(183,676)	(167,404)
Interest income, net	9,876	4,515	2,003
Interest expense on note payable to related party	—	(429)	(1,041)
Other non-operating expense	(141)	(321)	(572)
Income before income tax	$360,717	$266,734	$256,898

Depreciation and amortization expense:
United States	$21,938	$21,256	$19,473
LAAP	5,721	6,108	5,907
EMEA	4,260	3,791	2,920
Canada	3,076	2,746	2,787
Unallocated corporate expense	23,235	26,044	28,929
	$58,230	$59,945	$60,016

Accounts receivable, net:
United States	$199,018	$180,742
LAAP	110,494	95,765
EMEA	85,887	42,659
Canada	53,983	45,696
	$449,382	$364,862

Inventories:
United States	$328,815	$285,481
LAAP	98,883	84,149
EMEA	63,261	57,055
Canada	30,868	31,242
	$521,827	$457,927

Property, plant and equipment, net:
United States	$224,012	$206,172
Canada	26,566	30,318
All other countries	41,018	44,904
	$291,596	$281,394
During the fourth quarter of 2018, the Company revised its methodology for allocating certain expenses to its reportable segments to better reflect how management reviews financial information and makes operating decisions. As a result, prior year balances for segment income from operations, and depreciation and amortization expenses for each reportable segment, and unallocated corporate expenses in the table above have been reclassified to conform with the current year's presentation.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, during the fourth quarter of 2018, the Company determined it had incorrectly allocated certain amounts of operating income to its United States segment, resulting in the overstatement of both total segment income from operations and unallocated corporate expenses by approximately $13,300,000 and $9,300,000 for the years ended 2017 and 2016, respectively. The Company assessed the significance of the misclassifications and concluded that they were not material to any prior periods. As a result, the United States and total segment income from operations as well as unallocated corporate expenses for 2017 and 2016 in the table above have been revised from amounts previously reported to correct the misclassifications. These corrections had no effect on the Company's Consolidated Statements of Operations.
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. The Company's prAna subsidiary uses U.S. dollars as its functional currency and is exposed to anticipated Canadian dollar denominated sales. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in current Cost of sales for hedges of anticipated U.S. dollar inventory purchases and in Net sales for hedges of anticipated Canadian dollar sales on a straight-line basis over the life of the contract. In each accounting period, any difference between the change in fair value of the forward points and the amount recognized in earnings on a straight-line basis is recognized in Other comprehensive income in the Consolidated Statements of Comprehensive Income. Hedge ineffectiveness was not material during the years ended December 31, 2018, 2017 and 2016.
The Company also uses currency forward contracts not formally designated as hedges to manage the consolidated currency exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities by subsidiaries that use U.S. dollars, euros, Canadian dollars, yen, won, or renminbi as their functional currency. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, receivables, payables, deferred income taxes, and intercompany loans. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in Other non-operating expense by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.
The following table presents the gross notional amount of outstanding derivative instruments:

	December 31,
(in thousands)	2018	2017
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$399,348	$448,448
Derivative instruments not designated as hedges:
Currency forward contracts	379,701	231,161
At December 31, 2018, approximately $9,457,000 of deferred net gains on both outstanding and matured derivatives accumulated in Other comprehensive income are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the Consolidated Statements of Operations. Actual amounts ultimately reclassified to Net sales or Cost of sales in the Consolidated Statements of Comprehensive Income are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At December 31, 2018, the Company's derivative contracts had a remaining maturity of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $7,000,000 at December 31, 2018. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments:

		December 31,
(in thousands)	Balance Sheet Classification	2018	2017
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$11,818	$1,648
Currency forward contracts	Other non-current assets	9,922	335
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	47	9,336
Currency forward contracts	Other long-term liabilities	1	3,820
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	1,797	683
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	970	1,229

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the statement of operations effect and classification of derivative instruments for the years ended December 31, 2018, 2017 and 2016:

		For the Year Ended December 31,
(in thousands)	Statement Of Operations Classification	2018	2017	2016
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income, net of tax	—	$23,503	$(15,862)	$583
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Net sales	62	144	115
Gain (loss) reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	(7,604)	1,195	(724)
Loss reclassified from accumulated other comprehensive income or loss to income as a result of cash flow hedge discontinuance	Cost of sales	—	—	(24)
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	19	6	1
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	7,009	2,843	1,240
Loss reclassified from accumulated other comprehensive income or loss to income as a result of cash flow hedge discontinuance	Other non-operating expense	—	(178)	—
Derivative instruments not designated as hedges:
Gain (loss) recognized in income	Other non-operating expense	3,334	(3,943)	2,739
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

Level 3	– unobservable inputs for which there is little or no market data available, that require the reporting entity to develop its own assumptions.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$122,237	$—	$—	$122,237
U.S. Government treasury bills	—	39,952	—	39,952
Available-for-sale short-term investments(1)
U.S. Government treasury bills	—	261,602	—	261,602
Other short-term investments:
Mutual fund shares	1,200	—	—	1,200
Other current assets:
Derivative financial instruments (Note 20)	—	13,615	—	13,615
Non-current assets:
Money market funds	869	—	—	869
Mutual fund shares	8,606	—	—	8,606
Derivative financial instruments (Note 20)	—	9,922	—	9,922
Total assets measured at fair value	$132,912	$325,091	$—	$458,003
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 20)	$—	$1,017	$—	$1,017
Other long-term liabilities
Derivative financial instruments (Note 20)	—	1	—	1
Total liabilities measured at fair value	$—	$1,018	$—	$1,018
(1) Investments have remaining maturities of less than one year.
Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are as follows:

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$282,860	$—	$—	$282,860
Time deposits	52,808	—	—	52,808
U.S. Government treasury bills	—	4,995	—	4,995
U.S. Government-backed municipal bonds	—	25,338	—	25,338
Available-for-sale short-term investments:
U.S. Government treasury bills	—	19,963	—	19,963
U.S. Government-backed municipal bonds	—	73,582	—	73,582
Other short-term investments:
Mutual fund shares	1,438	—	—	1,438
Other current assets:
Derivative financial instruments (Note 20)	—	2,331	—	2,331
Non-current assets:
Mutual fund shares	9,319	—	—	9,319
Derivative financial instruments (Note 20)	—	335	—	335
Total assets measured at fair value	$346,425	$126,544	$—	$472,969
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 20)	$—	$10,565	$—	$10,565
Other long-term liabilities:
Derivative financial instruments (Note 20)	—	3,820	—	3,820
Total liabilities measured at fair value	$—	$14,385	$—	$14,385
Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
Non-recurring Fair Value Measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2018 or 2017.
NOTE 22—RELATED PARTY TRANSACTIONS
As described in Note 5, prior to January 2, 2019, the Company owned a 60% controlling interest in a joint venture formed with Swire, which is a related party. The joint venture arrangement involved Transition Services Agreements ("TSAs") with Swire, under which Swire provided administrative and information technology services to the joint venture. The joint venture incurred service fees, valued under the TSAs at Swire's cost of approximately $202,000, $1,006,000 and $3,294,000 for the years ended December 31, 2018, 2017 and 2016, respectively. These fees are included in SG&A expenses on the Consolidated Statements of Operations. In addition, the joint venture paid Swire sourcing fees related to the purchase of certain inventory. These sourcing fees were capitalized into Inventories and charged to Cost of sales as the inventories were sold.
In 2014, both the Company and Swire funded long-term loans to the joint venture. In June 2017, the Company repaid these loans, including the note with Swire in the principal amount of RMB 97,600,000 (approximately US$14,236,000). Interest expense related to this note was approximately $429,000 and $1,041,000 for the years ended December 31, 2017 and 2016, respectively.
As of December 31, 2018 and 2017, net payables to Swire for service fees, interest expense and miscellaneous expenses totaled approximately $12,000 and $89,000, respectively, and were included in Accounts payable in the Consolidated Balance Sheets.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's standard third-party distributor terms and pricing.
The China joint venture declared a cash dividend of approximately RMB 341,347,000 (approximately US $53,330,000 in June 2018 to stockholders of record as of June 14, 2018 and paid the dividend in the third quarter of 2018. The dividend paid to Swire was approximately RMB136,539,000 (approximately US$21,332,000 at the date of declaration, which equated to approximately US$19,949,000 on the date

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of payment). The dividend paid to the Company of approximately$31,998,000 was eliminated in consolidation. In addition, in September 2018, the Company and Swire entered into an Equity Interest Transfer Agreement, in which the Company committed to buy out the 40% non-controlling interest in the joint venture. The buyout was subject to various terms and conditions. As part of the buyout arrangement, the Company placed approximately $13,970,000 in an escrow account as a portion of the funds needed to complete the buyout anticipated in early 2019. The escrow account is shown as Restricted cash on the Consolidated Balance Sheets at December 31, 2018.
On January 2, 2019, the buyout transaction closed. Pursuant to the terms of the buyout arrangement, the escrow balance of approximately $13,970,000 was paid to Swire. A remaining payment amount due to Swire will be determined during the first quarter of 2019, based on the final outcome of certain accounting estimates associated with the China joint venture as of December 31, 2018. As a result of the buyout, beginning with the first quarter of 2019, the consolidated financial statements of the Company will not separately reflect amounts related to the non-controlling interest.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA
(Unaudited)
The following table summarizes the Company's quarterly financial data for the past two years ended December 31, 2018:

	2018
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$607,308	$481,619	$795,801	$917,598
Gross profit	299,438	228,621	383,703	474,586
Net income attributable to Columbia Sportswear Company	45,107	9,737	100,152	113,260
Earnings per share attributable to Columbia Sportswear Company
Basic	$0.64	$0.14	$1.44	$1.65
Diluted	0.64	0.14	1.42	1.63

	2017
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$543,793	$398,904	$747,367	$776,041
Gross profit	258,467	180,862	349,190	371,443
Net income (loss) attributable to Columbia Sportswear Company (1)	36,006	(11,535)	87,724	(7,072)
Earnings (loss) per share attributable to Columbia Sportswear Company
Basic	$0.52	$(0.17)	$1.26	$(0.10)
Diluted	0.51	(0.17)	1.25	(0.10)
(1) Fourth quarter net loss included incremental provisional income tax expenses of $95.6 million related to the effects of the TCJA. Refer to Note 11 of the Consolidated Financial Statements for further information.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized, and reported in a timely manner and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).  Based on our assessment, we believe that, as of December 31, 2018, the Company's internal control over financial reporting is effective based on those criteria.
We are implementing a global ERP system and complementary systems that support our operations and financial reporting. This implementation is occurring in phases globally over several years. With the most recent implementation in our Europe-direct operation in June 2018, we have now substantially completed the major phases of this global rollout. Each implementation phase involved change to the processes that constitute our internal control over financial reporting. Over the course of these implementations, we have taken steps to monitor and maintain effective internal control over financial reporting and continue to evaluate these controls for effectiveness.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Columbia Sportswear Company
Portland, Oregon

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 21, 2019, expressed an unqualified opinion on those financial statements.
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
February 21, 2019

Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The sections of our 2019 Proxy Statement entitled "Proposal 1: Election of Directors," "Corporate Governance - Code of Business Conduct and Ethics," "Corporate Governance - Board Committees," "Corporate Governance - Director Nomination Policy," and "Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference.
Information regarding our executive officers is included in Part I under "Executive Officers of the Registrant".
Item 11.    EXECUTIVE COMPENSATION
The sections of our 2019 Proxy Statement entitled "Executive Compensation," "Director Compensation," "Corporate Governance - Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" are incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The sections of our 2019 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" are incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The sections of our 2019 Proxy Statement entitled "Corporate Governance - Certain Relationships and Related Person Transactions," "Corporate Governance - Related Person Transactions Approval Process," and "Corporate Governance - Independence" are incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The sections of our 2019 Proxy Statement entitled "Ratification of Selection of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services" and "Pre-Approval Policy" are incorporated herein by reference.

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
Schedule II
Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (a)	Other (b)	Balance at End of Period
Year Ended December 31, 2018:
Allowance for doubtful accounts	$9,043	$3,908	$(1,392)	$(508)	$11,051
Allowance for sales returns and miscellaneous claims (c)	—	—	—	—	—
Year Ended December 31, 2017:
Allowance for doubtful accounts	$8,556	$3,296	$(3,174)	$365	$9,043
Allowance for sales returns and miscellaneous claims	39,768	80,116	(75,066)	1,488	46,306
Year Ended December 31, 2016:
Allowance for doubtful accounts	$9,928	$2,037	$(3,406)	$(3)	$8,556
Allowance for sales returns and miscellaneous claims	40,510	49,822	(50,548)	(16)	39,768

(a)	Charges to the accounts included in this column are for the purposes for which the reserves were created.

(b)	Amounts included in this column primarily relate to foreign currency translation.

(c)	Refunds to customers were reclassified to Accrued liabilities due to adoption of ASC 606 on January 1, 2018 and, therefore, are no longer required to be disclosed in Schedule II.

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
	3.1(a)
Amendment to Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002) (File No. 0-23939)

	3.1(b)
Second Amendment to Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018) (File No. 0-23939)

	3.2	2000 Restated Bylaws, as amended (incorporated by reference to exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011) (File No. 000-23939)
	3.2(a)
Amendment to 2000 Restated Bylaws of Columbia Sportswear Company, as amended, effective October 24, 2014 (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on October 30, 2014) (File No. 0-23939)

	3.2(b)
Amendment to 2000 Restated Bylaws of Columbia Sportswear Company, as amended, effective March 19, 2015 (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on March 23, 2015) File No. 000-23939)

	3.2.(c)
Amendment to 2000 Restated Bylaws of Columbia Sportswear Company, as amended, effective July 24, 2015 (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on July 29, 2015) File No. 000-23939)

	4.1	See Article II of Exhibit 3.1, as amended, and Article I of Exhibit 3.2, as amended.
+	10.1
Columbia Sportswear Company 1997 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017) (File No. 000-23939)

†	10.2
Subscription and Shareholders' Agreement, dated August 6, 2012, by and among CSMM Hong Kong Limited, SCCH Limited, Columbia Sportswear Company and Swire Resources Limited (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012) (File No. 000-23939)

	10.3
Share purchase agreement, dated April 28, 2014, by and among Columbia Sportswear Company, prAna Living, LLC, the Shareholders of prAna Living, LLC and Steelpoint Capital Advisors, LLC as the shareholder representative (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014) (File No. 000-23939)

+	10.4
Employment Offer Letter from Columbia Sportswear Company to Franco Fogliato (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017) (File No. 000-23939)

+	10.5
Form of Nonstatutory Stock Option Agreement for stock options granted prior to July 20, 2006 (incorporated by reference to exhibit 10.3 to the Company's Registration Statement Filed on Form S-1 filed on December 24, 1997) (File No. 333-43199)

+	10.5(a)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after July 20, 2006 and before January 23, 2009 (incorporated by reference to exhibit 99.1 to the Company's Form 8-K filed on July 26, 2006)

Exhibit No.		Exhibit Name
+	10.5(b)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after January 23, 2009 (incorporated by reference to exhibit 10.2 (e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) (File No. 000-23939)

+	10.5(c)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after June 7, 2012 (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012) (File No. 000-23939)

+	10.5(d)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after July 20, 2017 (incorporated by reference to exhibit 10.2(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017) (File No. 000-23939)

+	10.5(e)	Form of Nonstatutory Stock Option Agreement for stock options granted on or after January 24, 2019
+	10.6
Form of Restricted Stock Unit Award Agreement for awards granted on or after January 23, 2009 (incorporated by reference to exhibit 10.2(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) (File No. 000-23939)

+	10.6(a)
Form of Restricted Stock Unit Award Agreement for restricted stock units granted on or after June 7, 2012 (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012) (File No. 000-23939)

+	10.6(b)
Form of Restricted Stock Unit Award Agreement for restricted stock units granted on or after July 20, 2017 (incorporated by reference to exhibit 10.2(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017) (File No. 000-23939)

+	10.6(c)	Form of Restricted Stock Unit Award Agreement for restricted stock units granted on or after January 24, 2019
+	10.7
Columbia Sportswear Company 401(k) Excess Plan (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009) (File No. 000-23939)

+	10.7(a)	Columbia Sportswear Company 401(k) Excess Plan, as amended
+	10.8
Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after December 17, 2013 (incorporated by reference to exhibit 10.2(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013) (File No. 000-23939)

+	10.8(a)	Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after January 24, 2019
+	10.9
Form of Long-Term Incentive Cash Award Agreement for cash awards granted on or after December 17, 2013 (incorporated by reference to exhibit 10.2(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013) (File No. 000-23939)

+	10.10
Long-Term Cash Incentive Plan of Columbia Sportswear Company, effective as of March 1, 2015 (incorporated by reference to exhibit 10.2(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 2016) (File No. 000-23939)

+	10.10(a)	Form of Long-Term Incentive Cash Award Agreement for cash awards granted on or after January 24, 2019
+	10.11
Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013) (File No. 000-23939)

+	10.11(a)
Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017) (File No. 000-23939)

+	10.11(b)	Executive Incentive Compensation Plan, as amended
+	10.12
Columbia Sportswear Company Second Amendment Change in Control Severance Plan (incorporated by reference to exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017) (File No. 000-23939)

	10.13	Credit Agreement between the Company and Wells Fargo Bank National Association dated June 15, 2010 (incorporated by reference to the Company's Form 8-K filed on June 18, 2010) (File No. 0-23939)
	10.13(a)
First Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated December 16, 2010 (incorporated by reference to the Company's Form 8-K filed on December 17, 2010) (File No. 0-23939)

	10.13(b)
Second Amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated September 20, 2011 (incorporated by reference to the Company's Form 8-K filed on September 21, 2011) (File No. 0-23939)

Exhibit No.		Exhibit Name
10.13(c)
Third amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated June 18, 2013 (incorporated by reference to the Company's Form 8-K filed on June 19, 2013) (File No. 0-23939)

10.13(d)
Fourth amendment to Credit Agreement between the Company and Wells Fargo Bank National Association dated September 27, 2013 (incorporated by reference to the Company's Form 8-K filed on September 30, 2013) (File No. 0-23939)

10.13(e)
Fifth amendment to Credit Agreement dated September 26, 2014 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on September 30, 2014) (File No. 0-23939)

10.13(f)
Sixth amendment to Credit Agreement dated August 31, 2015 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on September 2, 2015) (File No. 0-23939)

10.13(g)
Seventh amendment to Credit Agreement dated September 29, 2015 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on October 2, 2015) (File No. 0-23939)

10.13(h)
Eighth amendment to Credit Agreement effective as of June 30, 2016 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on August 2, 2016) (File No. 0-23939)

10.13(i)
Ninth amendment to Credit Agreement dated May 26, 2017 among Columbia Sportswear Company,Wells Fargo Bank, National Association, as the administrator for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on May 30, 2017) (File No. 0-23939)

*	10.14	Form of Indemnity Agreement for Directors (incorporated by reference to exhibit 10.17 to the Company's Registration Statement Filed on Form S-1 filed on December 24, 1997) (File No. 333-43199)
+	10.14(a)	Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)
+	10.15	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939)
	21.1	Subsidiaries of the Company
	23.1	Consent of Deloitte & Touche LLP
	31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Senior Vice President and Chief Financial Officer
	32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer
	32.2	Section 1350 Certification of Jim A. Swanson, Senior Vice President and Chief Financial Officer
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management Contract or Compensatory Plan

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
Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signatures	Title
/s/	TIMOTHY P. BOYLE	President, Chief Executive Officer and Director (Principal Executive Officer)
Timothy P. Boyle
/s/	JIM A. SWANSON	Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Jim A. Swanson
/s/	GERTRUDE BOYLE	Chairman of the Board of Directors
Gertrude Boyle
/s/	SARAH A. BANY	Director
Sarah A. Bany
/s/	EDWARD S. GEORGE	Director
Edward S. George
/s/	MURREY R. ALBERS	Director
Murrey R. Albers
/s/	WALTER T. KLENZ	Director
Walter T. Klenz
/s/	STEPHEN E. BABSON	Director
Stephen E. Babson
/s/	ANDY D. BRYANT	Director
Andy D. Bryant
/s/	RONALD E. NELSON	Director
Ronald E. Nelson
/s/	MALIA H. WASSON	Director
Malia H. Wasson
/s/	SABRINA L. SIMMONS	Director
Sabrina L. Simmons
Date: February 21, 2019