Form 10-Q
period 2019-03-31
COLUMBIA SPORTSWEAR CO
filed 2019-05-02
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from_______to_______
Commission file number 0-23939
 _____________________________
COLUMBIA SPORTSWEAR COMPANY
(Exact name of registrant as specified in its charter)

Oregon	93-0498284
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
14375 Northwest Science Park Drive Portland, Oregon	97229
(Address of principal executive offices)	(Zip Code)
(503) 985-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	COLM	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on April 19, 2019 was 68,301,238.

COLUMBIA SPORTSWEAR COMPANY
MARCH 31, 2019

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2019	December 31, 2018	March 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents (Note 16)	$430,447	$437,825	$717,216
Restricted cash (Note 17)	—	13,970	—
Short-term investments (Note 16)	272,603	262,802	90,978
Accounts receivable, net of allowance of $8,388, $11,051, and $7,696, respectively	341,136	449,382	316,415
Inventories	520,614	521,827	405,971
Prepaid expenses and other current assets	73,850	79,500	72,788
Total current assets	1,638,650	1,765,306	1,603,368
Property, plant and equipment, at cost, net of accumulated depreciation of $500,018, $489,354, and $467,047, respectively	298,379	291,596	281,213
Operating lease right-of-use assets (Note 8)	362,568	—	—
Intangible assets, net (Note 5)	125,830	126,575	128,810
Goodwill	68,594	68,594	68,594
Deferred income taxes	77,760	78,155	77,043
Other non-current assets	41,928	38,495	29,656
Total assets	$2,613,709	$2,368,721	$2,188,684
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$186,943	$274,435	$167,328
Accrued liabilities (Note 7)	224,385	275,684	206,145
Operating lease liabilities (Note 8)	59,214	—	—
Income taxes payable	9,302	22,763	10,261
Total current liabilities	479,844	572,882	383,734
Non-current operating lease liabilities (Note 8)	337,832	—	—
Income taxes payable	50,610	50,791	61,538
Deferred income taxes	9,112	9,521	171
Other long-term liabilities	15,662	45,214	51,888
Total liabilities	893,060	678,408	497,331
Commitments and contingencies (Note 9)
Columbia Sportswear Company Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 68,346, 68,246, and 70,113, issued and outstanding, respectively (Note 10)	94	—	36,190
Retained earnings	1,723,873	1,677,920	1,629,279
Accumulated other comprehensive loss (Note 13)	(3,318)	(4,063)	(8,949)
Total Columbia Sportswear Company shareholders' equity	1,720,649	1,673,857	1,656,520
Non-controlling interest (Note 4)	—	16,456	34,833
Total equity	1,720,649	1,690,313	1,691,353
Total liabilities and equity	$2,613,709	$2,368,721	$2,188,684
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales	$654,608	$607,308
Cost of sales	317,879	307,870
Gross profit	336,729	299,438
Selling, general and administrative expenses	251,755	243,368
Net licensing income	2,984	3,251
Income from operations	87,958	59,321
Interest income, net	3,400	2,296
Other non-operating income (expense), net	446	(268)
Income before income tax	91,804	61,349
Income tax expense	(17,627)	(12,620)
Net income	74,177	48,729
Net income attributable to non-controlling interest	—	3,622
Net income attributable to Columbia Sportswear Company	$74,177	$45,107
Earnings per share attributable to Columbia Sportswear Company (Note 12):
Basic	$1.09	$0.64
Diluted	$1.07	$0.64
Weighted average shares outstanding (Note 12):
Basic	68,290	70,080
Diluted	69,052	70,843
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$74,177	$48,729
Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net	56	4
Unrealized gains (losses) on derivative transactions (net of tax effects of $(395), and $1,385, respectively)	1,333	(4,907)
Foreign currency translation adjustments (net of tax effects of $663 and $(1,544), respectively)	(545)	6,259
Other comprehensive income	844	1,356
Comprehensive income	75,021	50,085
Comprehensive income attributable to non-controlling interest	—	4,525
Comprehensive income attributable to Columbia Sportswear Company	$75,021	$45,560
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$74,177	$48,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and non-cash lease expense	28,998	14,536
Loss on disposal or impairment of property, plant, and equipment	958	20
Deferred income taxes	191	3,252
Stock-based compensation	4,215	3,113
Changes in operating assets and liabilities:
Accounts receivable	108,637	115,414
Inventories	862	32,133
Prepaid expenses and other current assets	6,952	(1,912)
Other assets	(3,394)	(2,340)
Accounts payable	(81,242)	(87,492)
Accrued liabilities	(54,723)	(45,000)
Income taxes payable	(13,761)	(6,038)
Operating lease liabilities	(14,721)	—
Other liabilities	1,495	2,937
Net cash provided by operating activities	58,644	77,352
Cash flows from investing activities:
Purchases of short-term investments	(136,257)	(33,178)
Sales and maturities of short-term investments	128,000	37,121
Capital expenditures	(25,199)	(12,290)
Proceeds from sale of property, plant, and equipment	—	19
Net cash used in investing activities	(33,456)	(8,328)
Cash flows from financing activities:
Proceeds from credit facilities	21,942	—
Repayments on credit facilities	(21,942)	—
Proceeds from issuance of common stock related to stock-based compensation	8,579	9,380
Tax payments related to stock-based compensation	(5,432)	(4,033)
Repurchase of common stock	(18,845)	(18,099)
Purchase of non-controlling interest	(13,970)	—
Cash dividends paid	(16,418)	(15,452)
Net cash used in financing activities	(46,086)	(28,204)
Net effect of exchange rate changes on cash	(450)	3,230
Net increase (decrease) in cash, cash equivalents and restricted cash	(21,348)	44,050
Cash, cash equivalents and restricted cash, beginning of period	451,795	673,166
Cash, cash equivalents and restricted cash, end of period	$430,447	$717,216
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$31,646	$24,510
Supplemental disclosures of non-cash investing activities:
Capital expenditures incurred but not yet paid	$8,177	$4,000
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2019
	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2018	68,246	$—	$1,677,920	$(4,063)	$16,456	$1,690,313
Net income	—	—	74,177	—	—	74,177
Purchase of non-controlling interest	—	—	—	(99)	(16,456)	(16,555)
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	56	—	56
Unrealized holding gains on derivative transactions, net	—	—	—	1,333	—	1,333
Foreign currency translation adjustment, net	—	—	—	(545)	—	(545)
Cash dividends ($0.24 per share)	—	—	(16,418)	—	—	(16,418)
Issuance of common stock related to stock-based compensation, net	296	3,147	—	—	—	3,147
Stock-based compensation expense	—	4,215	—	—	—	4,215
Repurchase of common stock	(196)	(7,268)	(11,806)	—	—	(19,074)
BALANCE, MARCH 31, 2019	68,346	$94	$1,723,873	$(3,318)	$—	$1,720,649

	Three Months Ended March 31, 2018
	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2017	69,995	$45,829	$1,585,009	$(8,887)	$30,308	$1,652,259
Net income	—	—	45,107	—	3,622	48,729
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	4	—	4
Unrealized holding losses on derivative transactions, net	—	—	—	(4,570)	(337)	(4,907)
Foreign currency translation adjustment, net	—	—	—	5,019	1,240	6,259
Adoption of new accounting standards	—	—	14,615	(515)	—	14,100
Cash dividends ($0.22 per share)	—	—	(15,452)	—	—	(15,452)
Issuance of common stock related to stock-based compensation, net	353	5,347	—	—	—	5,347
Stock-based compensation expense	—	3,113	—	—	—	3,113
Repurchase of common stock	(235)	(18,099)	—	—	—	(18,099)
BALANCE, MARCH 31, 2018	70,113	$36,190	$1,629,279	$(8,949)	$34,833	$1,691,353
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the "Company") and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company's financial position as of March 31, 2019, December 31, 2018 and March 31, 2018, and the results of operations and cash flows for the three months ended March 31, 2019 and 2018. The December 31, 2018 financial information was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
In accordance with the Disclosure Modernization and Simplification final rule issued by the Securities and Exchange Commission ("SEC") and effective for the Company during the quarter ended March 31, 2019, a reconciliation of the changes of shareholders' equity is presented for all periods for which the results of operations are presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Columbia Sportswear Company, its wholly owned subsidiaries and entities in which it maintains a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. Some of these more significant estimates relate to revenue recognition, including sales returns and claims from customers, allowance for doubtful accounts, provisions for potential excess, slow-moving and closeout inventories, product warranty, long-lived and intangible assets, goodwill, income taxes, and stock-based compensation.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Except as disclosed below and in Note 8, pertaining to our adoption of new accounting pronouncements, there have been no significant changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Recently Adopted Accounting Pronouncements
On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The adoption of this provision did not have a material effect on the Company's financial position, results of operations or cash flows.
On January 1, 2019, the Company adopted ASU No. 2016-02, Leases ("ASC 842"), which increased transparency and comparability among organizations by recognizing right-of-use ("ROU") assets and lease liabilities on the balance sheet for most leases previously classified as operating leases. The updated guidance, and subsequent clarifications requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.
The Company adopted this standard utilizing the modified retrospective approach. The comparative prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company did not elect the practical expedient to use hindsight for leases existing at adoption date.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The adoption of ASC 842 resulted in the recognition of ROU assets of $352.7 million, with corresponding lease liabilities of $387.1 million. As a result of adopting the standard, $34.4 million of pre-existing liabilities for deferred rent and various lease incentives were reclassified as a component of the ROU assets. At adoption, the measurement of the lease liabilities utilized the remaining minimum rental payments as defined under the previous accounting standard and the incremental borrowing rate as of January 1, 2019.
The adoption of ASC 842 did not materially impact the Condensed Consolidated Statements of Operations. Also, the adoption of ASC 842 had no material impact on operating, investing or financing cash flows in the Condensed Consolidated Statements of Cash Flows. See Note 8 for additional disclosure regarding the adoption of the new standard.
The following table presents the effect of the adoption of ASC 842 on our Condensed Consolidated Balance Sheets as of January 1, 2019:

	January 1, 2019
(in thousands)	December 31, 2018	Adjustments due to ASC 842	January 1, 2019
Operating lease right-of-use assets	$—	$352,679	$352,679
Total assets	2,368,721	352,679	2,721,400
Accrued liabilities	275,684	(3,346)	272,338
Operating lease liabilities	—	57,207	57,207
Current liabilities	572,882	53,861	626,743
Non-current operating lease liabilities	—	329,865	329,865
Other long-term liabilities	45,214	(31,047)	14,167
Total liabilities	678,408	352,679	1,031,087
Total liabilities and equity	2,368,721	352,679	2,721,400
Recent Accounting Pronouncements Not Yet Adopted
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which clarifies certain aspects of accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. Under the ASU, an entity would expense costs incurred in the preliminary-project and post-implementation-operation stages. The entity would also capitalize certain costs incurred during the application-development stage, as well as certain costs related to enhancements. The ASU does not change the accounting for the service component of a CCA. This standard is effective beginning in the first quarter of 2020, with early adoption permitted. The Company is currently evaluating the impact this accounting standard will have on the Company's financial position, results of operations or cash flows.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under this guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This standard is effective beginning in the first quarter of 2020, with early adoption permitted. The impact of the new standard will depend on the specific facts and circumstances of future individual goodwill impairments, if any.
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
NOTE 3—REVENUES
Disaggregated Revenue
As disclosed below in Note 14, the Company has aggregated its operating segments into four geographic segments: (1) the United States, (2) Latin America and Asia Pacific ("LAAP"), (3) Europe, Middle East and Africa ("EMEA"), and (4) Canada.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables disaggregate the Company's operating segment Net sales by product category and sales channel, which the Company believes provide a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended March 31, 2019
(in thousands)	United States	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$344,705	$100,337	$50,701	$30,224	$525,967
Footwear	67,519	32,522	20,647	7,953	128,641
Total	$412,224	$132,859	$71,348	$38,177	$654,608
Sales channel net sales
Wholesale	$208,569	$70,978	$56,369	$27,242	$363,158
Direct-to-consumer	203,655	61,881	14,979	10,935	291,450
Total	$412,224	$132,859	$71,348	$38,177	$654,608

	Three Months Ended March 31, 2018
(in thousands)	United States	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$313,326	$96,380	$47,475	$32,778	$489,959
Footwear	49,518	35,189	24,300	8,342	117,349
Total	$362,844	$131,569	$71,775	$41,120	$607,308
Sales channel net sales
Wholesale	$186,840	$71,919	$57,581	$31,331	$347,671
Direct-to-consumer	176,004	59,650	14,194	9,789	259,637
Total	$362,844	$131,569	$71,775	$41,120	$607,308
During the fourth quarter of 2018, the Company determined that it had understated wholesale and overstated direct-to-consumer ("DTC") net sales by $3.7 million, respectively, in the LAAP segment for the three months ended March 31, 2018, with no effect on LAAP segment total net sales. The Company assessed the significance of the misclassifications and concluded that they were not material to any prior periods. As a result, the LAAP segment wholesale and DTC net sales for the three months ended March 31, 2018 in the table above have been revised from amounts previously reported to correct the misclassifications. These corrections had no effect on the Company's Condensed Consolidated Statements of Operations.
Performance Obligations
For the three months ended March 31, 2019 and 2018, Net sales recognized from performance obligations related to prior periods was not material. Net sales expected to be recognized in any future period related to remaining performance obligations are not material.
Contract Balances
As of March 31, 2019, December 31, 2018 and March 31, 2018, contract liabilities recorded as Accrued liabilities on the Condensed Consolidated Balance Sheets, which consisted of obligations associated with our gift card and customer loyalty programs, were not material.
NOTE 4—NON-CONTROLLING INTEREST
Prior to January 2, 2019, the Company owned a 60% controlling interest in a joint venture formed with Swire Resources Limited ("Swire") to support the development and operation of the Company's business in China. The accounts of the joint venture were included in the condensed consolidated financial statements. Swire's share of net income from the joint venture was included in Net income attributable to non-controlling interest in the Condensed Consolidated Statements of Operations and the non-controlling equity interest in this entity was included in total equity as Non-controlling interest in the Condensed Consolidated Balance Sheets.
In September 2018, the Company and Swire entered into an Equity Interest Transfer Agreement ("EITA"), under which the Company committed to buy out the 40% non-controlling interest in the joint venture. On January 2, 2019, the Company closed the buyout. As a result of the buyout, the 2019 condensed consolidated financial statements of the Company do not separately reflect amounts related to the non-controlling interest. See Note 17 for additional information regarding the various terms and conditions and resulting related-party transactions.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 5—INTANGIBLE ASSETS, NET
The following table summarizes the Company's identifiable Intangible assets, net balance:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(12,314)	(11,981)	(10,984)
Customer relationships	(14,475)	(14,063)	(12,825)
Total accumulated amortization	(26,789)	(26,044)	(23,809)
Net carrying amount	10,409	11,154	13,389
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$125,830	$126,575	$128,810
Amortization expense for intangible assets subject to amortization was approximately $0.7 million for each of the three months ended March 31, 2019 and 2018.
Annual amortization expense is estimated to be as follows for the years 2019 through 2023:

(in thousands)
2019	$2,980
2020	2,537
2021	1,650
2022	1,650
2023	1,650
NOTE 6—SHORT-TERM BORROWINGS AND CREDIT LINES
The Company had an unsecured, committed revolving line of credit agreement, maturing on July 1, 2021, with monthly variable commitments available for funding that, as of March 31, 2019, averaged $100.0 million over the course of a calendar year. At March 31, 2019, the Company was in compliance with all associated covenants. At March 31, 2019, December 31, 2018 and March 31, 2018, no balance was outstanding under this line of credit. On April 17, 2019, the Company amended and restated its unsecured, committed revolving line of credit agreement to reduce the monthly variable commitments available for funding to an average of $50.0 million over the course of a calendar year. The maturity date of this amended and restated agreement is August 1, 2023. Interest, payable monthly, continues to be based on the Company's applicable funded debt ratio, which could range from USD LIBOR plus 87.5 basis points to USD LIBOR plus 162.5 basis points. The amended and restated agreement requires the Company to comply with certain financial covenants covering the Company's funded debt ratio and interest coverage ratio, and eliminates the previous requirements that covered net income, fixed coverage ratio and borrowing basis. If the Company is in default, it is prohibited from paying dividends or repurchasing common stock.
The Company's European subsidiary has available two separate unsecured and uncommitted lines of credit guaranteed by the Company providing for borrowing up to a maximum of €25.8 million and €5.0 million, respectively (combined approximately US$35.0 million), at March 31, 2019. The line of credit with a maximum borrowing of €5.0 million accrues interest based on the Euro Overnight Index Average plus 75 basis points. During the first quarter of 2019, the interest rate on the line of credit with a maximum borrowing of €25.8 million was modified to accrue interest based on the European Central Bank refinancing rate plus 75 basis points. There was no balance outstanding under either of these lines of credit at March 31, 2019, December 31, 2018 and March 31, 2018.
Except as disclosed above, there have been no significant changes to the Company's short-term borrowing and credit lines as described in Note 9 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
NOTE 7—PRODUCT WARRANTY
Some of the Company's products carry assurance-type limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company's history of warranty repairs, replacements and refunds and

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

is recorded in Cost of sales in the Condensed Consolidated Statements of Operations. The warranty reserve is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.
A reconciliation of product warranties is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Balance at beginning of period	$13,186	$12,339
Provision for warranty claims	1,791	1,248
Warranty claims	(1,723)	(1,589)
Other	(76)	68
Balance at end of period	$13,178	$12,066
NOTE 8—LEASES
The Company leases, among other things, retail space, office space, warehouse facilities, storage space, vehicles, and equipment. Generally, the base lease terms are between 5 and 10 years. Certain lease agreements contain scheduled rent escalation clauses and others include rental payments adjusted periodically depending on an index or rate. Certain retail space lease agreements provide for additional rents based on a percentage of annual sales in excess of stipulated minimums ("percentage rent"). Certain lease agreements require the Company to pay real estate taxes, insurance, common area maintenance, and other costs, collectively referred to as operating costs, in addition to base rent. Certain lease agreements also contain lease incentives, such as tenant improvement allowances and rent holidays. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. The exercise of lease renewal options is generally at the Company's sole discretion. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a ROU asset and a lease liability at the lease commencement date. The lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term and (3) lease payments.
ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses quoted interest rates obtained from financial institutions as an input to derive an appropriate incremental borrowing rate, adjusted for the amount of the lease payments, the lease term and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease.
The Company's lease contracts may include options to extend the lease following the initial term or terminate the lease prior to the end of the initial term. In most instances, at the commencement of the leases, the Company has determined that it is not reasonably certain to exercise either of these options; accordingly, these options are generally not considered in determining the initial lease term. At the renewal of an expiring lease, the Company reassesses options in the contract that it is reasonably certain to exercise in its measurement of lease term.
For lease agreements entered into or reassessed after the adoption of ASC 842, the Company has elected the practical expedient to account for the lease and non-lease components as a single lease component. Therefore, for those leases, the lease payments used to measure the lease liability include all of the fixed consideration in the contract.
Variable lease payments associated with the Company's leases are recognized upon occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Variable lease payments are presented as operating expense in the Company's Condensed Consolidated Statements of Operations in the same line item as expense arising from fixed lease payments.
Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The components of lease cost for the quarter ended March 31, 2019 were as follows:

(in thousands)
Operating lease cost	$18,579
Variable lease cost	13,113
Short term lease cost	956
$32,648
Other information related to leases as of March 31, 2019 is as follows:

(dollars in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$18,391
Operating lease liabilities arising from obtaining ROU assets (1)	$412,130
Reductions to ROU assets resulting from reductions to operating lease liabilities	$462
Weighted average remaining lease term	6.97 years
Weighted average discount rate	4.09%
(1) Includes amount initially capitalized in conjunction with the adoption of ASC 842.
Amounts disclosed for lease liabilities arising from obtaining ROU assets include amounts added to the carrying amount of lease liabilities resulting from lease modifications and reassessments.
As of March 31, 2019, future maturities of lease liabilities are as follows:

(in thousands)
2019	$56,274
2020	68,962
2021	61,194
2022	56,408
2023	51,764
Thereafter	167,800
Total lease payments	462,402
Less: imputed interest	(65,356)
Total lease liabilities	397,046
Less: current obligations	(59,214)
Long-term lease obligations	$337,832
As of March 31, 2019, the Company has additional operating lease commitments that have not yet commenced of approximately $12.7 million. These leases will commence in 2019 with lease terms of 10 years.
Disclosures related to periods prior to adoption of ASC 842
Information on rent expense for the quarter ended March 31, 2018 was as follows:

(in thousands)
Rent expense included in SG&A expense	$32,924
Rent expense included in Cost of sales	400
$33,324

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Future minimum payments determined under the previous accounting standards for all lease obligations, including rent escalation clauses and committed leases that had not yet commenced, at December 31, 2018, were as follows:

(in thousands)
2019	$72,280
2020	65,379
2021	57,460
2022	52,607
2023	47,837
Thereafter	155,897
$451,460
NOTE 9—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories, and equipment. At March 31, 2019, inventory purchase obligations were $645.2 million.
Litigation
The Company is a party to various legal claims, actions and complaints from time to time. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's condensed consolidated financial statements.
NOTE 10—SHAREHOLDERS' EQUITY
During the three months ended March 31, 2019, the Company repurchased an aggregate of $19.1 million of common stock under the stock repurchase plan authorized by the Company's Board of Directors. During the three months ended March 31, 2018, the Company repurchased an aggregate of $18.1 million of common stock under the stock repurchase plan. Of the shares repurchased during the three months ended March 31, 2019, a portion settled in April 2019. Shares of the Company's common stock may be repurchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
NOTE 11—STOCK-BASED COMPENSATION
The Company's stock incentive plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based or cash-based awards. See Note 16 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for additional information concerning its stock-based compensation.
Stock-based compensation expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2019	2018
Stock options	$1,489	$1,072
Restricted stock units	2,726	2,041
Total	$4,215	$3,113
Stock Options
During the three months ended March 31, 2019, the Company granted a total of 365,489 stock options at a weighted average grant date fair value of $22.26. At March 31, 2019, unrecognized costs related to outstanding stock options totaled $14.2 million, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at March 31, 2019 are expected to be recognized over a weighted average period of 2.82 years.
Restricted Stock Units
During the three months ended March 31, 2019, the Company granted 160,500 restricted stock units at an estimated average grant date fair value of $95.58. At March 31, 2019, unrecognized costs related to outstanding restricted stock units totaled approximately $27.2 million, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

straight-line attribution method. These unrecognized costs at March 31, 2019 are expected to be recognized over a weighted average period of 2.74 years.
NOTE 12—EARNINGS PER SHARE
Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Weighted average shares of common stock outstanding, used in computing basic earnings per share	68,290	70,080
Effect of dilutive stock options and restricted stock units	762	763
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	69,052	70,843
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$1.09	$0.64
Diluted	$1.07	$0.64
Stock options, service-based restricted stock units, and performance-based restricted stock representing 325,226 and 227,155 shares of common stock for the three months ended March 31, 2019 and 2018, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method, or because the shares were subject to performance conditions that had not been met.
NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of applicable taxes, reported on the Company's Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the three months ended March 31, 2019:

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2018	$(60)	$11,964	$(15,967)	$(4,063)
Other comprehensive income (loss) before reclassifications	56	3,268	(545)	2,779
Amounts reclassified from other comprehensive loss	—	(1,935)	—	(1,935)
Net other comprehensive income (loss) income during the period	56	1,333	(545)	844
Purchase of non-controlling interest	—	(99)	—	(99)
Balance at March 31, 2019	$(4)	$13,198	$(16,512)	$(3,318)

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the three months ended March 31, 2018:

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2017	$(4)	$(10,716)	$1,833	$(8,887)
Other comprehensive income (loss) before reclassifications	4	(4,582)	5,019	441
Amounts reclassified from other comprehensive loss	—	12	—	12
Net other comprehensive income (loss) income during the period	4	(4,570)	5,019	453
Adoption of ASU 2017-12	—	(515)	—	(515)
Balance at March 31, 2018	$—	$(15,801)	$6,852	$(8,949)

NOTE 14—SEGMENT INFORMATION
The Company has aggregated its operating segments into four reportable geographic segments: (1) the United States, (2) LAAP, (3) EMEA, and (4) Canada, which are reflective of the Company's internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of outdoor and active lifestyle apparel, footwear, accessories, and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information systems, finance, human resources and legal, executive compensation, unallocated benefit program expense, and other miscellaneous costs.
The geographic distribution of the Company's Net sales and Income from operations in the Condensed Consolidated Statements of Operations are summarized in the following table for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
(in thousands)	2019	2018
Net sales to unrelated entities:
United States	$412,224	$362,844
LAAP	132,859	131,569
EMEA	71,348	71,775
Canada	38,177	41,120
	$654,608	$607,308
Segment income from operations:
United States	$95,723	$75,830
LAAP	26,750	24,118
EMEA	9,186	6,648
Canada	6,011	6,242
Total segment income from operations	137,670	112,838
Unallocated corporate expenses	(49,712)	(53,517)
Interest income, net	3,400	2,296
Other non-operating income (expense)	446	(268)
Income before income taxes	$91,804	$61,349
During the fourth quarter of 2018, the Company revised its methodology for allocating certain expenses to its reportable segments to better reflect how management reviews financial information and makes operating decisions. As a result, prior year balances for segment income from operations for each reportable segment, and unallocated corporate expenses in the table above have been reclassified to conform with the current year's presentation.
In addition, during the fourth quarter of 2018, the Company determined that it had incorrectly allocated certain amounts of operating income to its United States segment, resulting in the overstatement of both total segment income from operations and unallocated corporate expenses by $3.1 million for the three months ended March 31, 2018. The Company assessed the significance of the misclassifications and concluded that

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

they were not material to any prior periods. As a result, the United States and total segment income from operations as well as unallocated corporate expenses for the three months ended March 31, 2018 in the table above have been revised from amounts previously reported to correct the misclassifications. These corrections had no effect on the Company's Condensed Consolidated Statements of Operations.
Concentrations
No single customer accounted for 10% or more of Accounts receivable, net of allowance as of March 31, 2019 and 2018. The Company had one customer that accounted for 11.6% of Accounts receivable, net of allowance as of December 31, 2018. No single customer accounted for 10% or more of Net sales in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 or 2018, or for the year ended December 31, 2018.
NOTE 15—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. Subsidiaries that use U.S. dollars and euros as their functional currency also have non-functional currency denominated sales for which the Company hedges the Canadian dollar and Great British pound. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are excluded from the determination of hedge effectiveness and are included in current period Cost of sales for hedges of anticipated U.S. dollar inventory purchases and in Net sales for hedges of anticipated non-functional currency denominated sales on a straight-line basis over the life of the contract. In each accounting period, any difference between the change in fair value of the forward points and the amount recognized in earnings on a straight-line basis is recognized in Other comprehensive loss in the Condensed Consolidated Statements of Comprehensive Income. Hedge ineffectiveness was not material during the three months ended March 31, 2019 and 2018.
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
The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$399,068	$399,348	$584,107
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	208,941	379,701	234,579
At March 31, 2019, $10.6 million of deferred net gains on both outstanding and matured derivatives recorded in Other comprehensive loss are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the Condensed Consolidated Statements of Operations. Actual amounts ultimately reclassified to Net sales or Cost of sales in the Condensed Consolidated Statements of Comprehensive Income are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At March 31, 2019, the Company's derivative contracts had a remaining maturity of less than four years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $7.0 million at March 31, 2019. All of the Company's derivative counterparties have credit ratings that are at least investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	March 31, 2019	December 31, 2018	March 31, 2018
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$14,366	$11,818	$998
Currency forward contracts	Other non-current assets	10,014	9,922	2,492
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	149	47	11,017
Currency forward contracts	Other long-term liabilities	—	1	7,294
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	971	1,797	1,121
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	349	970	355
The following table presents the statement of operations effect and classification of derivative instruments:

	Statement of Operations Classification	Three Months Ended March 31,
(in thousands)		2019	2018
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income, net of tax	—	$3,268	$(5,232)
Gain reclassified from accumulated other comprehensive income to income for the effective portion	Net sales	35	5
Gain (loss) reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	1,196	(2,206)
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	(5)	6
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	1,449	1,925
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating expense	563	(602)
NOTE 16—FAIR VALUE MEASURES
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$125,073	$—	$—	$125,073
Available-for-sale short-term investments (1):
U.S. Government treasury bills	—	270,625	—	270,625
Other short-term investments:
Mutual fund shares	1,978	—	—	1,978
Other current assets:
Derivative financial instruments (Note 15)	—	15,337	—	15,337
Other non-current assets:
Money market funds	1,331	—	—	1,331
Mutual fund shares	9,575	—	—	9,575
Derivative financial instruments (Note 15)	—	10,014	—	10,014
Total assets measured at fair value	$137,957	$295,976	$—	$433,933
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 15)	$—	$498	$—	$498
Total liabilities measured at fair value	$—	$498	$—	$498
(1) Investments have remaining maturities of less than one year.
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$122,237	$—	$—	$122,237
U.S. Government treasury bills	—	39,952	—	39,952
Available-for-sale short-term investments (1)
U.S. Government treasury bills	—	261,602	—	261,602
Other short-term investments:
Mutual fund shares	1,200	—	—	1,200
Other current assets:
Derivative financial instruments (Note 15)	—	13,615	—	13,615
Other non-current assets:
Money market funds	869	—	—	869
Mutual fund shares	8,606	—	—	8,606
Derivative financial instruments (Note 15)	—	9,922	—	9,922
Total assets measured at fair value	$132,912	$325,091	$—	$458,003
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 15)	$—	$1,017	$—	$1,017
Other long-term liabilities:
Derivative financial instruments (Note 15)	—	1	—	1
Total liabilities measured at fair value	$—	$1,018	$—	$1,018
(1) Investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$380,136	$—	$—	$380,136
Time deposits	55,825	—	—	55,825
U.S. Government treasury bills	—	34,983	—	34,983
U.S. Government-backed municipal bonds	—	4,879	—	4,879
Available-for-sale short-term investments (1):
U.S. Government-backed municipal bonds	—	89,567	—	89,567
Other short-term investments:
Mutual funds shares	1,411	—	—	1,411
Other current assets:
Derivative financial instruments (Note 15)	—	2,119	—	2,119
Other non-current assets:
Mutual fund shares	8,679	—	—	8,679
Derivative financial instruments (Note 15)	—	2,492	—	2,492
Total assets measured at fair value	$446,051	$134,040	$—	$580,091
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 15)	$—	$11,372	$—	$11,372
Other long-term liabilities:
Derivative financial instruments (Note 15)	—	7,294	—	7,294
Total liabilities measured at fair value	$—	$18,666	$—	$18,666
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
Non-recurring Fair Value Measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2019, December 31, 2018 or March 31, 2018.
NOTE 17—RELATED PARTY TRANSACTIONS
As described in Note 4, prior to January 2, 2019, the Company owned a 60% controlling interest in a joint venture formed with Swire, which is a related party. The joint venture arrangement involved Transition Services Agreements ("TSAs") with Swire, under which Swire provided administrative and information technology services to the joint venture. The fees incurred for these services by the joint venture were immaterial during the three months ended March 31, 2018. The Company did not incur service fees for the three months ended March 31, 2019. In addition, the joint venture paid Swire sourcing fees related to the purchase of certain inventory. These sourcing fees were capitalized into Inventories and charged to Cost of sales as the inventories were sold.
Net payables to Swire for services fees, interest expense, and miscellaneous expenses were included in Accounts payable in the Condensed Consolidated Balance Sheets. These net payables were immaterial as of March 31, 2019, December 31, 2018, and March 31, 2018.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's third-party distributor terms and pricing.
The China joint venture declared a cash dividend of RMB 341.3 million (approximately US$53.3 million) in June 2018 to stockholders of record as of June 14, 2018 and paid the dividend in the third quarter of 2018. The dividend paid to Swire was RMB 136.5 million (approximately US$21.3 million at the date of declaration, which equated to approximately US$20.0 million on the date of payment). The dividend paid to the Company of $32.0 million was eliminated in consolidation. In addition, in September 2018, the Company and Swire entered into an EITA, under which the Company committed to buy out the 40% non-controlling interest in the joint venture. The buyout was subject to various terms and

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

conditions. As part of the buyout arrangement, in September 2018 the Company placed $14.0 million in an escrow account as a portion of the funds needed to complete the buyout in early 2019. The escrow amount was shown as Restricted cash on the Condensed Consolidated Balance Sheets at December 31, 2018.
On January 2, 2019, the buyout transaction closed. Pursuant to the terms of the buyout arrangement, the escrow balance of $14.0 million was paid to Swire. As of March 31, 2019, a remaining obligation of $3.9 million, based on the final outcome of certain accounting estimates associated with the China joint venture as of December 31, 2018, was included in Accrued liabilities in the Condensed Consolidated Balance Sheets. As a result of the buyout, the condensed consolidated financial statements of the Company will not separately reflect amounts related to the non-controlling interest. On April 24, 2019, the Company remitted the final payment of $3.9 million to Swire.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets or segments, profitability and the effect of specified factors on profitability for 2019, expenses, sourcing costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business and strategic priorities and the expected timing and effects of such investments, including investments in and implementation of our Information Technology ("IT") systems, intellectual property or other disputes, our direct-to-consumer ("DTC") businesses and other capital expenditures, including planned store additions, access to raw materials and factory capacity, financing, and working capital requirements and resources, ability to meet our liquidity needs, effects of the Tax Cuts and Jobs Act (the "TCJA"), income tax rates and pre-tax income, results of any tax audit, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
These forward-looking statements, and others we make from time to time, are subject to a number of risks and uncertainties. Many factors may cause actual results to differ materially from projected results in forward-looking statements, including the risks described in Part II, Item 1A, Risk Factors in this quarterly report. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations.
Our Business
As one of the largest outdoor and active lifestyle apparel and footwear companies in the world, we design, develop, market, and distribute outdoor and active lifestyle apparel, footwear, accessories, and equipment primarily under the Columbia, SOREL, Mountain Hardwear, and prAna brands. Our products are sold through a mix of wholesale distribution channels, our own DTC businesses and independent international distributors. In addition, we license some of our trademarks across a range of apparel, footwear, accessories, equipment, and home products.
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

•	An increase in current and future inventory levels, as well as our ability to effectively liquidate excess inventory timely and profitably through wholesale closeouts and DTC outlet stores;

•	Difficult economic, geopolitical and competitive environments in certain key markets globally, coupled with increasing global economic uncertainty;

•	Impacts of recent changes and further changes to tariffs or international trade policy;

•	The implementation of our global DTC and e-commerce platforms and continued optimization of our enterprise resource planning ("ERP") platform;

•	Execution of our strategic initiatives and related business process and system changes across our business, including our supply chain, as well as other capability development across the business;

•	The financial value capture associated with and resulting from Project CONNECT;

•
Economic and industry trends affecting consumer traffic and spending in brick and mortar retail channels, which have created uncertainty regarding the long-term financial health of certain of our wholesale customers;

•	The effects of changes in foreign currency exchange rates on net sales, gross margin, operating income, and net income;

•	Net sales growth and profitability contributed by our LAAP businesses, in particular, China;

•	Performance of our Mountain Hardwear brand as we work to re-invigorate that brand in the marketplace;

•	Impacts resulting from additional guidance about and implementation of the TCJA enacted in 2017; and

•	Accelerated investment in and execution of demand creation, DTC infrastructure and other strategic priorities and initiatives.
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
Ultimately, we expect our investments to enable market share capture across our brand portfolio, expand gross margin, improve selling, general and administrative ("SG&A") expense efficiency, and drive improved operating margin.
Consumer-First Platform ("C1")
During 2017, we commenced investment in our C1 initiative, which encompasses the global retail platform and IT systems to support the growth and continued development of our omnichannel capabilities. The objective of this initiative is consistent with our strategic priorities to deliver an enhanced consumer experience and to modernize and standardize our processes and systems to enable us to better anticipate and deliver against the needs of our consumers. We are working toward North America implementation of C1 in the second half of 2019 but may choose to move implementation steps into future periods.
Experience First ("X1")
During 2018, we commenced investment in our X1 initiative, which is designed to enhance our e-commerce systems to take advantage of the changes in consumer browsing and purchasing behavior towards mobile devices. It encompasses reimplementation of our e-commerce platforms to offer improved search, browsing, checkout, loyalty, and customer care experiences for mobile shoppers. Once complete, the project will be integrated with our C1 initiative and will be implemented across all of our brands.
We are now working toward a phased implementation of X1 beginning with Europe-direct in 2019, followed by the launch of North America in 2020. We continue to evaluate the timeline to ensure appropriate alignment of the work required to be completed with our retail calendar, including the integration with our C1 platform. We may choose to move implementation steps into future periods.
Project CONNECT
During 2017, we initiated Project CONNECT, aimed at aligning our resources to accelerate execution on our strategic priorities, including initiatives to drive net sales, capture cost of sales efficiencies, generate SG&A expense savings, and improve our marketing effectiveness. Efficiencies within cost of sales are creating a meaningful benefit to product margin within our first quarter 2019 results, primarily driven by assortment optimization, design-to-value initiatives and DTC pricing and markdown optimization. As these improvements are realized, we intend to reallocate resources to our strategic priorities, including incremental demand creation spending and other investments to drive growth across our brands and distribution channels.

Results of Operations
The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and accompanying Notes that appear in Part I, Item 1, Financial Statements in this quarterly report. All references to quarters relate to the quarter ended March 31 of the particular year.
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
Additionally, we reference certain other non-GAAP financial measures in our first quarter of 2019 financial results and updated full year 2019 financial outlook earnings release, located in the investor relations section of our website at http://investor.columbia.com/results.cfm, which information is not part of this Quarterly Report on Form 10-Q. A reconciliation of these non-GAAP financial measures to comparable measures reported under GAAP can be found in the supplemental financial tables that accompany our earnings release, along with an explanation of management’s rationale for referencing these non-GAAP financial measures.
Highlights of the First Quarter of 2019

•	Net sales increased $47.3 million, or 8%, to $654.6 million from $607.3 million in the first quarter of 2018.

•	Income from operations increased $28.6 million, or 48%, to $88.0 million from $59.3 million in the first quarter of 2018.

•
Net income attributable to Columbia Sportswear Company increased $29.1 million, or 64%, to $74.2 million, or $1.07 per diluted share from $45.1 million, or $0.64 per diluted share, in the first quarter of 2018.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	48.6	50.7
Gross profit	51.4	49.3
Selling, general and administrative expenses	38.5	40.1
Net licensing income	0.5	0.6
Income from operations	13.4	9.8
Interest income, net	0.5	0.3
Other non-operating income (expense), net	0.1	—
Income before income tax	14.0	10.1
Income tax expense	(2.7)	(2.1)
Net income	11.3	8.0
Net income attributable to non-controlling interest	—	0.6
Net income attributable to Columbia Sportswear Company	11.3%	7.4%

Results of Operations — Consolidated
Quarter Ended March 31, 2019 Compared to Quarter Ended March 31, 2018
Net Sales: Consolidated net sales increased $47.3 million, or 8% (10% constant-currency), to $654.6 million for the first quarter of 2019 from $607.3 million for the comparable period in 2018.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended March 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2019(1)	2018	% Change	% Change
Columbia	$552.2	$9.5	$561.7	$508.8	9%	10%
SOREL	39.5	0.6	40.1	30.8	28%	30%
prAna	41.2	—	41.2	42.3	(3)%	(3)%
Mountain Hardwear	21.7	0.3	22.0	24.4	(11)%	(10)%
Other	—	—	—	1.0	(100)%	(100)%
	$654.6	$10.4	$665.0	$607.3	8%	10%
(1) Constant-currency net sales information is a non-GAAP financial measure that excludes the effect of changes in foreign currency exchange rates against the U.S. dollar between comparable reporting periods. We calculate constant-currency net sales by translating net sales in foreign currencies for the current period into U.S. dollars at the average exchange rates that were in effect during the comparable period of the prior year.
Columbia brand net sales increased $43.4 million, or 9% (10% constant-currency), to $552.2 million, led by increased net sales in the U.S. DTC and wholesale businesses, as well as increased net sales across all product categories.
SOREL brand net sales increased $8.7 million, or 28% (30% constant-currency), to $39.5 million, driven by net sales growth in the U.S. wholesale and DTC businesses.
prAna brand net sales decreased $1.1 million, or 3%, to $41.2 million.
Mountain Hardwear brand net sales decreased $2.7 million, or 11% (10% constant-currency), to $21.7 million.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended March 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2019(1)	2018	% Change	% Change
Apparel, Accessories and Equipment	$526.0	$7.5	$533.5	$490.0	7%	9%
Footwear	128.6	2.9	131.5	117.3	10%	12%
	$654.6	$10.4	$665.0	$607.3	8%	10%
Apparel, accessories and equipment net sales increased $36.0 million, or 7% (9% constant-currency), to $526.0 million. Apparel, accessories and equipment net sales increased driven by net sales growth led by the U.S., followed by the LAAP region and Europe. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia brand.
Footwear net sales increased $11.3 million, or 10% (12% constant-currency), to $128.6 million. Increased footwear net sales were driven by sales growth in both the U.S. wholesale and DTC businesses, led by the SOREL brand, followed by the Columbia brand.

Sales by Channel
Net sales by channel are summarized in the following table:

	Three Months Ended March 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2019(1)	2018(2)	% Change	% Change
Wholesale	$363.2	$7.1	$370.3	$347.7	4%	6%
DTC	291.4	3.3	294.7	259.6	12%	14%
	$654.6	$10.4	$665.0	$607.3	8%	10%
(2) Prior year channel net sales have been revised from amounts previously reported. See Note 3 to the condensed consolidated financial statements for additional discussion.
Wholesale channel net sales increased $15.5 million, or 4% (6% constant-currency), to $363.2 million, primarily due to increased net sales in the U.S.
DTC channel net sales increased $31.8 million, or 12% (14% constant-currency), to $291.4 million, driven by increased net sales across all regions, led by the U.S.
Gross Profit: Gross profit as a percentage of net sales increased to 51.4% in the first quarter of 2019 from 49.3% for the comparable period in 2018. Gross profit expansion was primarily due to:

•	A favorable impact from Project CONNECT related initiatives;

•	A higher proportion of full price product sales in our wholesale businesses;

•	A favorable effect from foreign currency hedge rates; and

•	A higher DTC sales mix.
Our gross profit may not be comparable to other companies in our industry because some of these companies may include all of the costs related to their distribution network in cost of sales while we, like many others, include these expenses as a component of SG&A expense.
Selling, General and Administrative Expense: SG&A expense includes all costs associated with our design, merchandising, marketing, distribution, and corporate functions, including related depreciation and amortization.
SG&A expense increased $8.4 million, or 3%, to $251.8 million, or 38.5% of net sales, for the first quarter of 2019, from $243.4 million, or 40.1% of net sales, for the comparable period in 2018.
The SG&A expense increase was primarily due to:

•	Increased expenses to support our expanding global DTC operations;
•Increased personnel costs to support business growth and strategic initiatives; and
•Increased demand creation spending; partially offset by

•	The non-recurrence of Project CONNECT program expenses and discrete costs; and

•	The favorable impact of weakening foreign currencies relative to the U.S. dollar.
Depreciation and amortization included in SG&A expense totaled $14.2 million in the first quarter of 2019, compared to $14.3 million for the comparable period in 2018.
Income from Operations: Income from operations increased $28.6 million, or 48%, to $88.0 million in the first quarter of 2019 from $59.3 million for the comparable period in 2018. Income from operations as a percentage of net sales increased to 13.4% in the first quarter of 2019, compared to 9.8% in the comparable period in 2018.
Income Tax Expense: Income tax expense increased $5.0 million to $17.6 million for the first quarter of 2019 from $12.6 million for the comparable period in 2018. Our effective income tax rate decreased to 19.2% for the first quarter of 2019 from 20.6% for the same period in 2018. The decrease in our effective income tax rate was primarily due to increased excess tax benefits from stock-based compensation.
Net Income Attributable to Columbia Sportswear Company: Net income increased $29.1 million, or 64.4%, to $74.2 million, or $1.07 per diluted share, for the first quarter of 2019 from $45.1 million, or $0.64 per diluted share, for the comparable period in 2018, which included $8.4 million, net of tax, of Project CONNECT program expenses and discrete costs and $1.0 million of incremental income tax expense related to the TCJA. The first quarter of 2019 net income includes the benefit of full ownership of our China business, which became a wholly owned subsidiary effective January 2019. In the first quarter of 2018, the non-controlling interest share of net income was $3.6 million, or $0.05 per diluted share.

Results of Operations — Segment
Quarter Ended March 31, 2019 Compared to Quarter Ended March 31, 2018
Net Sales by Geographic Region: Net sales by geographic region are summarized in the following table:

	Three Months Ended March 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2018(1)	2018	% Change	% Change(1)
United States	$412.2	$—	$412.2	$362.8	14%	14%
LAAP	132.9	3.8	136.7	131.6	1%	4%
EMEA	71.3	4.3	75.6	71.8	(1)%	5%
Canada	38.2	2.3	40.5	41.1	(7)%	(1)%
	$654.6	$10.4	$665.0	$607.3	8%	10%
(1) Constant-currency net sales information is a non-GAAP financial measure that excludes the effect of changes in foreign currency exchange rates against the U.S. dollar between comparable reporting periods. We calculate constant-currency net sales by translating net sales in foreign currencies for the current period into U.S. dollars at the average exchange rates that were in effect during the comparable period of the prior year.
U.S. net sales increased $49.4 million, or 14%, to $412.2 million for the first quarter of 2019 from $362.8 million for the comparable period in 2018. The U.S. net sales increased in both our DTC and wholesale businesses. The net sales increase in our DTC business was led by increased net sales from our retail stores, followed by our e-commerce business. The net sales increase in our wholesales business was driven by the Columbia and SOREL brands including increased shipments of advance Spring 2019 orders, higher replenishment sales and favorable reorder rates, aided by favorable weather having a positive impact on demand for seasonal product.
LAAP region net sales increased $1.3 million, or 1% (4% constant-currency), to $132.9 million for the first quarter of 2019 from $131.6 million for the comparable period in 2018. The net sales increase in the LAAP region was led by Japan, followed by Korea and LAAP distributors, partially offset by decreased net sales in China.
EMEA region net sales decreased $0.5 million, or 1% (increased 5% constant-currency), to $71.3 million for the first quarter of 2019 from $71.8 million for the comparable period in 2018. A net sales decrease in our Europe-direct business resulted from the effects of foreign currency exchange rates. Net sales increased in our EMEA distributor business, primarily driven by sales growth to our Russia-based distributor.
Canada net sales decreased $2.9 million, or 7% (1% constant-currency), to $38.2 million for the first quarter of 2019 from $41.1 million for the comparable period in 2018. The net sales decrease in Canada was driven by decreased wholesale net sales, partially offset by increased DTC net sales.
Segment Income from Operations: Segment income from operations includes net sales, cost of sales, SG&A expenses, and net licensing income for each of our four reportable geographic segments. Income from operations as a percentage of net sales in the U.S. is typically higher than the other segments due to scale efficiencies associated with the larger base of net sales in the U.S. and incremental licensing income compared to other segments.
We anticipate this trend to continue until other segments achieve scale efficiencies from higher levels of net sales volume relative to the fixed cost structure necessary to operate the business. The EMEA segment, in particular, has realized lower operating margins compared to other segments due to a relatively higher fixed cost structure associated with our supply chain and administrative functions, compared to net sales. As net sales increase in the EMEA segment, we would anticipate an improvement in the operating income margin of that segment.
The following table presents segment income from operations for each reportable segment for the three months ended March 31:

	Three Months Ended March 31,
(In millions, except for percentage changes)	2019	2018(1)	Change ($)	Change (%)
United States	$95.7	$75.8	19.9	26%
LAAP	26.8	24.1	2.7	11%
EMEA	9.2	6.7	2.5	37%
Canada	6.0	6.2	(0.2)	(3)%
Total segment income from operations	$137.7	$112.8	24.9	22%
(1) Prior year segment income from operations has been revised from amounts previously reported. See Note 14 to the condensed consolidated financial statements for additional discussion.
Segment income from operations in the U.S. increased $19.9 million to $95.7 million, or 23.2% of net sales, for the first quarter in 2019 from $75.8 million, or 20.9% of net sales, for the comparable period in 2018. The increase in income from operations was driven by net sales growth from both the DTC and wholesale businesses, combined with increased gross margins largely driven by financial benefits from Project CONNECT. U.S. SG&A expenses remained relatively consistent at 27.6% of net sales for the first quarter in 2019 compared to 27.7% for the same period in 2018.
Segment income from operations in the LAAP region increased $2.7 million to $26.8 million, or 20.1% of net sales, for the first quarter in 2019 from $24.1 million, or 18.3% of net sales, for the comparable period in 2018. The increase in LAAP operating income was driven by increased net sales in Japan, Korea, and LAAP distributors, partially offset by decreased net sales in China, as well as increased gross margin across all markets. LAAP region SG&A expense as a percentage of net sales improved to 36.9% in the first quarter of 2019 from 37.4% in the comparable period in 2018.
Segment income from operations in the EMEA region increased $2.5 million to $9.2 million, or 12.9% of net sales, for the first quarter in 2019 from $6.7 million, or 9.3% of net sales, for the comparable period in 2018. Regional net sales remained relatively flat while gross margin improved, reflecting financial benefits from Project CONNECT.
Segment income from operations in Canada decreased $0.2 million to $6.0 million, or 15.7% of net sales, for the first quarter in 2019 from $6.2 million, or 15.2% of net sales, for the comparable period in 2018. The decrease in income from operations resulted from decreased wholesale net sales, partially offset set by increased DTC net sales. The Canada wholesale business experienced operating income expansion as a result of improved gross margin reflecting financial benefits from Project CONNECT.
Unallocated corporate expenses decreased by $3.8 million to $49.7 million for the first quarter in 2019 from $53.5 million for the comparable period in 2018. In 2018, unallocated costs included program expenses and discrete costs related to Project CONNECT, which are no longer being incurred.
Liquidity and Capital Resources
Our primary ongoing funding requirements are for working capital, investments associated with expansion of our global DTC capabilities and ongoing ERP and IT systems implementations, including complementary systems, general corporate needs, strategic business initiatives, and the expansion of our global operations. At March 31, 2019, we had total cash and cash equivalents of $430.4 million, compared to $437.8 million at December 31, 2018 and $717.2 million at March 31, 2018. In addition, we had short-term investments of $272.6 million at March 31, 2019, compared to $262.8 million at December 31, 2018 and $91.0 million at March 31, 2018.
Net cash provided by operating activities was $58.6 million for the three months ended March 31, 2019, compared to $77.4 million for the same period in 2018. The decrease in net cash provided by operating activities was primarily driven by changes in inventory balances reflecting earlier receipt of Fall 2019 inventory, during the three months ended March 31, 2019 compared to the same period in 2018.
Net cash used in investing activities was $33.5 million for the three months ended March 31, 2019, compared to $8.3 million for the comparable period in 2018. For the 2019 period, net cash used in investing activities primarily consisted of $25.2 million for capital expenditures and $8.3 million of net purchases of short-term investments. For the same period in 2018, net cash used in investing activities primarily consisted of $12.3 million for capital expenditures, offset by $3.9 million of net sales of short-term investments.
Net cash used in financing activities was $46.1 million for the three months ended March 31, 2019, compared to $28.2 million for the comparable period in 2018. For the 2019 period, net cash used in financing activities primarily consisted of repurchases of common stock of $18.8 million, dividend payments to Company shareholders of $16.4 million, and $14.0 million related to the purchase of the non-controlling interest in our China joint venture, partially offset by net proceeds from stock plan activity of $3.1 million. For the same period in 2018, net cash used in financing activities primarily consisted of repurchases of common stock of $18.1 million and dividend payments of $15.5 million, partially offset by net proceeds from stock plan activity of $5.3 million.
Short-term borrowings and credit lines
We have an unsecured, committed revolving line of credit available to fund our domestic working capital requirements. At March 31, 2019, the monthly variable commitments available for funding averaged $100.0 million over the course of a calendar year. We had no balance outstanding under this line of credit, and we were in compliance with all associated covenants at March 31, 2019. On April 17, 2019, we amended and restated this agreement to reduce the monthly variable commitments available for funding to average $50.0 million over the course of a calendar year. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined credit limit of approximately $106.6 million at March 31, 2019. At March 31, 2019, no balance was outstanding under these subsidiary lines of credit. Refer to Note 6 to the condensed consolidated financial statements for additional discussion.
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
Critical Accounting Policies and Estimates
Management's discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales, and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2018 have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Some of these critical accounting policies affect working capital account balances, including the policy for revenue recognition and related sales returns and claims from customers, the allowance for doubtful accounts, the provision for potential excess, slow-moving and closeout inventories, product warranty, income taxes, and stock-based compensation.
Management regularly discusses with our audit committee each of our critical accounting estimates, the development and selection of these accounting estimates, and the disclosure about each estimate in this quarterly report. These discussions typically occur at our quarterly audit committee meetings and include the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.
Except as disclosed in Note 2 and Note 8 to the condensed consolidated financial statements, pertaining to our adoption of new accounting pronouncements, there have been no significant changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements Not Yet Adopted" in Note 2 to the condensed consolidated financial statements.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Changes in Internal Control over Financial Reporting
We continue several transformation initiatives to improve business processes and systems. These are long-term initiatives, which we believe will enhance our internal controls over financial reporting due to increased automation and further integration of related processes. We will continue to monitor our internal control over financial reporting for effectiveness throughout our transformation.
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A.    RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations, or cash flows may be materially adversely affected by these and other risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
To implement our business strategies and related initiatives, we must continue to, among other things, modify and fund various aspects of our business, execute effective change management, effectively prioritize our strategies and initiatives, including maintenance and enhancement of our information technology systems and supply chain operations to improve efficiencies, and attract, retain and manage qualified personnel. These efforts, coupled with a continuous focus on expense discipline, place increasing strain on internal resources, and we may have operating difficulties as a result. For example, in support of our business strategies, we are making significant investments in our business processes and information technology systems that require significant management attention and corporate resources. This may make it increasingly difficult to pursue other strategic opportunities. Our business strategies involve many risks and uncertainties that, if not managed effectively, may have a material adverse effect on our financial condition, results of operations or cash flows.
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
Initiatives to Upgrade Our Business Processes and Information Technology Systems Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement and information technology initiatives intended to optimize our operational and financial performance. Our current initiatives include investment in our information technology systems to support the growth and expansion of our DTC businesses, for example our C1 and X1 initiatives, as well as continued optimization of and upgrades to our integrated enterprise resource planning ("ERP") software solutions and other complementary information technology systems, which support our supply chain, product design and development processes, corporate administrative functions, go-to-market strategies, DTC strategies and operations, and business reporting and analytics. Implementation of and upgrades to these solutions and systems are highly dependent on coordination of numerous employees, contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion of these initiatives, and the failure of any aspect could have a material adverse effect on the functionality of our overall information technology systems. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, excess inventory, interruptions of DTC operations, decreases in productivity as our personnel implement and become familiar with new systems, increased costs, and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures, including system outages, delayed implementation and loss of system availability, could disrupt our operations and have a material adverse effect on our financial condition, results of operations or cash flows.
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
We Rely on Information Technology Systems, Some of Which Are Highly Customized
Our business is increasingly reliant on information technology. Information technology systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication among employees, with our subsidiaries and offices overseas and with our customers, vendors and retail stores. We rely on our information systems to allocate resources, pay vendors, collect from customers, process transactions, manage product data, develop demand and supply plans, forecast and report operating results, and meet regulatory requirements. We are also dependent on information technology, including the internet, for our DTC businesses, including our e-commerce operations and retail business credit card transaction authorization. As a result, any disruption to these systems, including the loss or corruption of data and information, could have a material adverse effect on our ability to operate our business and our financial condition, results of operations or cash flows.
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
A Security Breach of Our or Our Third Parties' Systems, Exposure of Personal or Confidential Information or Increased Government Regulation Relating to Handling of Personal Data, Could, Among Other Things, Disrupt Our Operations or Cause Us to Incur Substantial Costs or Negatively Affect Our Reputation
We and many of our third parties, such as vendors, manage and maintain various types of proprietary information and sensitive and confidential data relating to our business, such as personally identifiable information of our consumers, our employees, and our business partners, as well as credit card information in certain instances. Our information technology systems, or those of certain key vendors or other third parties on which we rely, are subject to an increasing threat of continually evolving cybersecurity risks. A breach in the security of our or their systems could result in business disruptions or reputational damage, which could have a material adverse effect on our financial condition, results of operations or cash flows. Unauthorized parties may attempt to gain access to these systems or information through fraud or other means of deceiving our employees or third-party service providers. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we and our third parties must continually evaluate and adapt our systems and processes, and there is no guarantee that these efforts will be adequate to safeguard against all data security breaches or misuses of data. For example, in 2017, we reported the discovery of a cybersecurity incident involving our prAna.com e-commerce website, for which a number of responsive actions were taken, including notification of potentially affected prAna consumers.
In addition, any future breaches of our security measures, or the accidental loss, inadvertent disclosure or unapproved or non-compliant dissemination of proprietary information, personal information, or other sensitive and confidential data about us, our customers, our consumers, our suppliers, or our employees, could expose us, our customers, our consumers, our suppliers, our employees, or other individuals that may be affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business and could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs or liabilities. For example, the European Union's General Data Protection Regulation (“GDPR”), which became effective May 25, 2018, establishes additional requirements regarding the handling of personal data, including its use, protection and the ability of persons whose data is stored to exercise certain individual rights with respect to their personal data. The GDPR calls for privacy and process enhancements, accompanied by a commitment of resources and other expenditures in support of compliance. Violations of the GDPR could result in significant penalties. More recently, California passed the California Consumer Privacy Act ("CCPA"), which goes into effect in January 2020 and provides broad rights with respect to the collection and use of covered individuals' personal information by businesses. The CCPA further expands the privacy policy and process enhancements and commitment of resources in support of compliance with California's regulatory requirements. Other states have proposed similar regulations and there is ongoing discussion of federal regulation, any of which may impose different or additional data privacy and data protection requirements.
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

•	Disruption to and capacity constraints within shipping and transportation channels utilized to bring our products to market;

•	Interest rates and currency exchange rates;

•	Availability of skilled labor and production capacity at contract manufacturers; and

•	General economic conditions.
Prolonged periods of inflationary pressure on some or all input costs will result in increased costs to produce our products that may result in reduced gross profit or necessitate price increases for our products that could adversely affect consumer demand for our products.
In addition, many of our products are manufactured outside of our principal sales markets, which requires these products to be consolidated and transported by third parties, sometimes over large geographical distances. Shortages in ocean, land or air freight capacity and volatile fuel costs can result in rapidly changing transportation costs or an inability to transport our products in a timely manner. Similarly,00 disruption to shipping and transportation channels due to labor disputes could cause us to rely more heavily on alternative modes of transportation to achieve timely delivery to our customers, resulting in significantly higher freight costs. Because we price our products in advance and changes in transportation and other costs may be difficult to predict, we may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our financial condition, results of operations or cash flows.

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
Factors that could affect our ability to accurately forecast demand for our products include:

•	Unseasonable weather conditions;

•	Our reliance, for certain demand and supply planning functions, on manual processes and judgments that are subject to human error;

•	Consumer acceptance of our products or changes in consumer preference and demand for products of our competitors, which could increase pressure on our product development cycle;

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
Global Regulation and Economic and Political Conditions, as well as Potential Changes in Regulations, Legislation and Government Policy, May Negatively Affect Our Business
We are subject to risks generally associated with doing business internationally. These risks include the burden of complying with, and unexpected changes to, foreign and domestic laws and regulations, such as anti-corruption regulations and sanctions regimes, the effects of fiscal and political crises and political and economic disputes, changes in diverse consumer preferences, foreign currency exchange rate fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters, and changes in economic conditions in countries in which we manufacture or sell products. These factors, among others, may affect our ability to sell products in certain markets, our ability to collect accounts receivable, our ability to manufacture products or procure materials, and our cost of doing business.
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
As we strive to achieve product innovations, we face a greater risk of inadvertent infringements of third-party rights or compliance issues with regulations applicable to products with technical features or components. In addition, technical innovations often involve more complex manufacturing processes, which may lead to higher instances of quality issues, and if we experience problems with the quality of our products, we may incur substantial expense to address the problems and any associated product risks. Failure to successfully bring to market innovations in our product lines could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Success Depends on Our Distribution Facilities and Third-Party Logistics Providers
Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, as well as the facilities of third-party logistics companies, the development or expansion of additional distribution capabilities and services, and the timely performance of services by third parties, including those involved in shipping product to and from our distribution facilities. In the United States, we rely primarily on our distribution centers in Portland, Oregon and Robards, Kentucky, as well as third-party logistics companies; in Canada, we rely primarily on our distribution facility in London, Ontario; in Europe, we rely primarily on our distribution center in Cambrai, France; in Japan, Korea and China, we rely primarily on third-party logistics companies near Tokyo, Seoul and Shanghai, respectively.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	58,100	$84.79	58,100	$131,410,000
February 1, 2019 through February 28, 2019	64,381	102.16	64,381	324,833,000
March 1, 2019 through March 31, 2019	73,200	103.41	73,200	317,264,000
Total	195,681	$97.47	195,681	$317,264,000
(1) In February 2019, our Board of Directors authorized an additional repurchase of $200.0 million of our common stock. Since the inception of the Company's stock repurchase plan, our Board of Directors has authorized the repurchase of $1.1 billion of our common stock. As of March 31, 2019, we had repurchased 24,202,752 shares under this program at an aggregate purchase price of $782.7 million. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 6.    EXHIBITS

(a)	Exhibits

3.2
2000 Restated Bylaws of Columbia Sportswear Company, as amended, effective March 25, 2019 (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on March 26, 2019) (File No. 0-23939)

+	10.1	Long-Term Cash Incentive Plan of Columbia Sportswear Company, effective as of January 1, 2019

+	10.2
Form of Long-Term Incentive Cash Award Agreement for cash awards granted under the Long-Term Incentive Cash Plan of Columbia Sportswear Company, effective January 1, 2019, granted on or after January 1, 2019

+	10.3	Executive Incentive Compensation Plan, as amended

	31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

	31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Senior Vice President, Chief Financial Officer

	32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

	32.2	Section 1350 Certification of Jim A. Swanson, Senior Vice President, Chief Financial Officer

	101	INS XBRL Instance Document

	101	SCH XBRL Taxonomy Extension Schema Document

	101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

	101	DEF XBRL Taxonomy Extension Definition Linkbase Document

	101	LAB XBRL Taxonomy Extension Label Linkbase Document

	101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

+	Management Contract or Compensatory Plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
May 2, 2019	/s/ JIM A. SWANSON
Jim A. Swanson
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)