Form 10-Q
period 2019-06-30
COLUMBIA SPORTSWEAR CO
filed 2019-08-01
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from_______to_______
Commission file number 0-23939
 _____________________________
COLUMBIA SPORTSWEAR COMPANY
(Exact name of registrant as specified in its charter)

Oregon	93-0498284
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
14375 Northwest Science Park Drive
Portland, Oregon 97229
(Address of principal executive offices and zip code)
(503) 985-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	COLM	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on July 19, 2019 was 67,557,251.

COLUMBIA SPORTSWEAR COMPANY
JUNE 30, 2019

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2019	December 31, 2018	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents (Note 16)	$386,150	$437,825	$510,656
Restricted cash (Note 17)	—	13,970	—
Short-term investments (Note 16)	138,198	262,802	264,014
Accounts receivable, net of allowance of $8,072, $11,051, and $6,889, respectively	280,641	449,382	238,675
Inventories	756,378	521,827	570,473
Prepaid expenses and other current assets	100,800	79,500	76,399
Total current assets	1,662,167	1,765,306	1,660,217
Property, plant and equipment, at cost, net of accumulated depreciation of $510,267, $489,354, and $472,447, respectively	312,948	291,596	280,726
Operating lease right-of-use assets (Note 8)	368,856	—	—
Intangible assets, net (Note 5)	125,085	126,575	128,065
Goodwill	68,594	68,594	68,594
Deferred income taxes	82,418	78,155	70,351
Other non-current assets	42,379	38,495	38,997
Total assets	$2,662,447	$2,368,721	$2,246,950
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$309,945	$274,435	$290,812
Accrued liabilities (Note 7)	200,816	275,684	191,511
Operating lease liabilities (Note 8)	60,804	—	—
Income taxes payable	6,416	22,763	4,000
Total current liabilities	577,981	572,882	486,323
Non-current operating lease liabilities (Note 8)	345,063	—	—
Income taxes payable	53,216	50,791	60,827
Deferred income taxes	8,518	9,521	13
Other long-term liabilities	22,475	45,214	45,412
Total liabilities	1,007,253	678,408	592,575
Commitments and contingencies (Note 9)
Columbia Sportswear Company Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 67,586, 68,246, and 69,988, issued and outstanding, respectively (Note 10)	100	—	23,162
Retained earnings	1,656,392	1,677,920	1,623,612
Accumulated other comprehensive loss (Note 13)	(1,298)	(4,063)	(6,374)
Total Columbia Sportswear Company shareholders' equity	1,655,194	1,673,857	1,640,400
Non-controlling interest (Note 4)	—	16,456	13,975
Total equity	1,655,194	1,690,313	1,654,375
Total liabilities and equity	$2,662,447	$2,368,721	$2,246,950
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$526,210	$481,619	$1,180,818	$1,088,927
Cost of sales	272,619	252,998	590,498	560,868
Gross profit	253,591	228,621	590,320	528,059
Selling, general and administrative expenses	240,763	222,192	492,518	465,560
Net licensing income	3,537	3,320	6,521	6,571
Income from operations	16,365	9,749	104,323	69,070
Interest income, net	2,571	2,928	5,971	5,224
Other non-operating income (expense), net	1,032	(96)	1,478	(364)
Income before income tax	19,968	12,581	111,772	73,930
Income tax benefit (expense)	3,061	(2,086)	(14,566)	(14,706)
Net income	23,029	10,495	97,206	59,224
Net income attributable to non-controlling interest	—	758	—	4,380
Net income attributable to Columbia Sportswear Company	$23,029	$9,737	$97,206	$54,844
Earnings per share attributable to Columbia Sportswear Company (Note 12):
Basic	$0.34	$0.14	$1.43	$0.78
Diluted	$0.34	$0.14	$1.41	$0.77
Weighted average shares outstanding (Note 12):
Basic	67,930	70,021	68,109	70,050
Diluted	68,560	70,748	68,825	70,824
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$23,029	$10,495	97,206	59,224
Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net	—	—	56	4
Unrealized gains (losses) on derivative transactions (net of tax effects of $827, $(6,540), $432, and $(4,974), respectively)	(1,881)	20,553	(548)	15,646
Foreign currency translation adjustments (net of tax effects of $224, $275, $887 and $1,819, respectively)	3,901	(18,262)	3,356	(12,003)
Other comprehensive income	2,020	2,291	2,864	3,647
Comprehensive income	25,049	12,786	100,070	62,871
Comprehensive income attributable to non-controlling interest	—	474	—	4,999
Comprehensive income attributable to Columbia Sportswear Company	$25,049	$12,312	$100,070	$57,872
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$97,206	$59,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and non-cash lease expense	57,487	29,067
Loss on disposal or impairment of property, plant, and equipment	1,599	578
Deferred income taxes	(4,338)	2,041
Stock-based compensation	8,781	6,599
Changes in operating assets and liabilities:
Accounts receivable	169,631	188,897
Inventories	(232,117)	(140,897)
Prepaid expenses and other current assets	(21,815)	(6,411)
Other assets	(4,830)	(11,867)
Accounts payable	41,469	37,968
Accrued liabilities	(75,360)	(49,781)
Income taxes payable	(13,967)	(12,835)
Operating lease assets and liabilities	(27,068)	—
Other liabilities	5,919	(3,258)
Net cash provided by operating activities	2,597	99,325
Cash flows from investing activities:
Purchases of short-term investments	(181,257)	(257,979)
Sales and maturities of short-term investments	308,501	88,794
Capital expenditures	(50,800)	(29,618)
Proceeds from sale of property, plant, and equipment	—	19
Net cash provided by (used in) investing activities	76,444	(198,784)
Cash flows from financing activities:
Proceeds from credit facilities	23,208	—
Repayments on credit facilities	(23,208)	—
Proceeds from issuance of common stock related to stock-based compensation	11,286	14,971
Tax payments related to stock-based compensation	(5,589)	(4,131)
Repurchase of common stock	(100,293)	(40,106)
Purchase of non-controlling interest	(17,880)	—
Cash dividends paid	(32,686)	(30,856)
Net cash used in financing activities	(145,162)	(60,122)
Net effect of exchange rate changes on cash	476	(2,929)
Net decrease in cash, cash equivalents and restricted cash	(65,645)	(162,510)
Cash, cash equivalents and restricted cash, beginning of period	451,795	673,166
Cash, cash equivalents and restricted cash, end of period	$386,150	$510,656
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$66,604	$31,346
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$9,524	$4,009
Dividend to non-controlling interest declared but not yet paid	$—	$21,332
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30, 2019
	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, MARCH 31, 2019	68,346	$94	$1,723,873	$(3,318)	$—	$1,720,649
Net income	—	—	23,029	—	—	23,029
Other comprehensive income:
Unrealized holding losses on derivative transactions, net	—	—	—	(1,881)	—	(1,881)
Foreign currency translation adjustment, net	—	—	—	3,901	—	3,901
Cash dividends ($0.24 per share)	—	—	(16,268)	—	—	(16,268)
Issuance of common stock related to stock-based compensation, net	76	2,550	—	—	—	2,550
Stock-based compensation expense	—	4,566	—	—	—	4,566
Repurchase of common stock	(836)	(7,110)	(74,242)	—	—	(81,352)
BALANCE, JUNE 30, 2019	67,586	$100	$1,656,392	$(1,298)	$—	$1,655,194

	Three Months Ended June 30, 2018
	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, MARCH 31, 2018	70,113	$36,190	$1,629,279	$(8,949)	$34,833	$1,691,353
Net income	—	—	9,737	—	758	10,495
Other comprehensive income:
Unrealized holding gains on derivative transactions, net	—	—	—	19,690	863	20,553
Foreign currency translation adjustment, net	—	—	—	(17,115)	(1,147)	(18,262)
Cash dividends ($0.22 per share)	—	—	(15,404)	—	—	(15,404)
Dividends to non-controlling interest	—	—	—	—	(21,332)	(21,332)
Issuance of common stock related to stock-based compensation, net	140	5,493	—	—	—	5,493
Stock-based compensation expense	—	3,486	—	—	—	3,486
Repurchase of common stock	(265)	(22,007)	—	—	—	(22,007)
BALANCE, JUNE 30, 2018	69,988	$23,162	$1,623,612	$(6,374)	$13,975	$1,654,375
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30, 2019
	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2018	68,246	$—	$1,677,920	$(4,063)	$16,456	$1,690,313
Net income	—	—	97,206	—	—	97,206
Purchase of non-controlling interest	—	—	—	(99)	(16,456)	(16,555)
Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net	—	—	—	56	—	56
Unrealized holding losses on derivative transactions, net	—	—	—	(548)	—	(548)
Foreign currency translation adjustment, net	—	—	—	3,356	—	3,356
Cash dividends ($0.48 per share)	—	—	(32,686)	—	—	(32,686)
Issuance of common stock related to stock-based compensation, net	372	5,697	—	—	—	5,697
Stock-based compensation expense	—	8,781	—	—	—	8,781
Repurchase of common stock	(1,032)	(14,378)	(86,048)	—	—	(100,426)
BALANCE, JUNE 30, 2019	67,586	$100	$1,656,392	$(1,298)	$—	$1,655,194

	Six Months Ended June 30, 2018
	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2017	69,995	$45,829	$1,585,009	$(8,887)	$30,308	$1,652,259
Net income	—	—	54,844	—	4,380	59,224
Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net	—	—	—	4	—	4
Unrealized holding gains on derivative transactions, net	—	—	—	15,120	526	15,646
Foreign currency translation adjustment, net	—	—	—	(12,096)	93	(12,003)
Dividends declared but not yet paid to non-controlling interest	—	—	—	—	(21,332)	(21,332)
Adoption of new accounting standards	—	—	14,615	(515)	—	14,100
Cash dividends ($0.44 per share)	—	—	(30,856)	—	—	(30,856)
Issuance of common stock related to stock-based compensation, net	493	10,840	—	—	—	10,840
Stock-based compensation expense	—	6,599	—	—	—	6,599
Repurchase of common stock	(500)	(40,106)	—	—	—	(40,106)
BALANCE, JUNE 30, 2018	69,988	$23,162	$1,623,612	$(6,374)	$13,975	$1,654,375
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the "Company") and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company's financial position as of June 30, 2019, December 31, 2018 and June 30, 2018, and the results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The December 31, 2018 financial information was derived from the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
In accordance with the Disclosure Modernization and Simplification final rule issued by the Securities and Exchange Commission ("SEC") and effective for the Company beginning in the first quarter of 2019, a reconciliation of the changes of shareholders' equity is presented for all periods for which the results of operations are presented.
Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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
On January 1, 2019, the Company adopted ASU No. 2016-02, Leases ("ASC 842"), which increased transparency and comparability among organizations by recognizing right-of-use ("ROU") assets and lease liabilities on the balance sheet for most leases previously classified as operating leases. The updated guidance and subsequent clarifications require disclosures to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Subsequently, the FASB has issued amendments to clarify the codification, in addition to also clarifying the implementation dates and the items that fall within the scope of this pronouncement. The pronouncement changes the impairment model for most financial assets and will require the use of an "expected loss" model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This standard is effective beginning in the first quarter of 2020. The adoption of ASU 2016-13 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.
NOTE 3—REVENUES
Disaggregated Revenue
As disclosed below in Note 14, the Company has aggregated its operating segments into four geographic segments: the United States, Latin America and Asia Pacific ("LAAP"), Europe, Middle East and Africa ("EMEA"), and Canada.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables disaggregate the Company's operating segment Net sales by product category and sales channel, which the Company believes provide a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended June 30, 2019
(in thousands)	United States	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$277,604	$74,096	$66,409	$14,153	$432,262
Footwear	37,923	27,518	25,118	3,389	93,948
Total	$315,527	$101,614	$91,527	$17,542	$526,210
Sales channel net sales
Wholesale	$151,714	$51,171	$83,521	$9,884	$296,290
Direct-to-consumer	163,813	50,443	8,006	7,658	229,920
Total	$315,527	$101,614	$91,527	$17,542	$526,210

	Three Months Ended June 30, 2018
(in thousands)	United States	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$250,394	$74,600	$56,881	$12,782	$394,657
Footwear	29,776	26,284	28,105	2,797	86,962
Total	$280,170	$100,884	$84,986	$15,579	$481,619
Sales channel net sales
Wholesale	$129,166	$48,927	$78,003	$7,894	$263,990
Direct-to-consumer	151,004	51,957	6,983	7,685	217,629
Total	$280,170	$100,884	$84,986	$15,579	$481,619

	Six Months Ended June 30, 2019
(in thousands)	United States	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$622,309	$174,433	$117,110	$44,377	$958,229
Footwear	105,442	60,040	45,765	11,342	222,589
Total	$727,751	$234,473	$162,875	$55,719	$1,180,818
Sales channel net sales
Wholesale	$360,283	$122,149	$139,890	$37,126	$659,448
Direct-to-consumer	367,468	112,324	22,985	18,593	521,370
Total	$727,751	$234,473	$162,875	$55,719	$1,180,818

	Six Months Ended June 30, 2018
(in thousands)	United States	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$563,720	$170,980	$104,356	$45,560	$884,616
Footwear	79,294	61,473	52,405	11,139	204,311
Total	$643,014	$232,453	$156,761	$56,699	$1,088,927
Sales channel net sales
Wholesale	$316,006	$120,846	$135,584	$39,225	$611,661
Direct-to-consumer	327,008	111,607	21,177	17,474	477,266
Total	$643,014	$232,453	$156,761	$56,699	$1,088,927

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the fourth quarter of 2018, the Company determined that it had understated wholesale and overstated direct-to-consumer ("DTC") net sales by $2.8 million and $6.5 million in the LAAP segment for the three and six months ended June 30, 2018, respectively, with no effect on LAAP segment total net sales. The Company assessed the significance of the misclassifications and concluded that they were not material to any prior periods. As a result, the LAAP segment wholesale and DTC net sales for the three and six months ended June 30, 2018 in the table above have been revised from amounts previously reported to correct the misclassifications. These corrections had no effect on the Company's Condensed Consolidated Statements of Operations.
Performance Obligations
For the three and six months ended June 30, 2019 and 2018, Net sales recognized from performance obligations related to prior periods was not material. Net sales expected to be recognized in any future period related to remaining performance obligations are not material.
Contract Balances
As of June 30, 2019, December 31, 2018 and June 30, 2018, contract liabilities recorded as Accrued liabilities on the Condensed Consolidated Balance Sheets, which consisted of obligations associated with our gift card and customer loyalty programs, were not material.
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
In September 2018, the Company and Swire entered into an Equity Interest Transfer Agreement ("EITA"), under which the Company committed to buy out the 40% non-controlling interest in the joint venture. On January 2, 2019, the Company closed the buyout. As a result of the buyout, the 2019 condensed consolidated financial statements of the Company do not separately reflect amounts related to the non-controlling interest. See Note 17 for additional information regarding the various terms and conditions and resulting related-party transactions associated with the buyout.
NOTE 5—INTANGIBLE ASSETS, NET
The following table summarizes the Company's identifiable Intangible assets, net balance:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(12,646)	(11,981)	(11,316)
Customer relationships	(14,888)	(14,063)	(13,238)
Total accumulated amortization	(27,534)	(26,044)	(24,554)
Net carrying amount	9,664	11,154	12,644
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$125,085	$126,575	$128,065

Amortization expense for intangible assets subject to amortization was $0.7 million for each of the three months ended June 30, 2019 and 2018 and was $1.5 million for each of the six months ended June 30, 2019 and 2018.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Annual amortization expense is estimated to be as follows for the years 2019 through 2023:

(in thousands)
2019	$2,980
2020	2,537
2021	1,650
2022	1,650
2023	1,650

NOTE 6—SHORT-TERM BORROWINGS AND CREDIT LINES
The Company had an unsecured, committed revolving line of credit agreement, maturing on July 1, 2021, with monthly variable commitments available for funding that, as of March 31, 2019, averaged $100.0 million over the course of a calendar year. At December 31, 2018 and June 30, 2018, the Company was in compliance with all associated covenants, and there was no balance outstanding under this line of credit. In April 2019, the Company amended and restated its unsecured, committed revolving line of credit agreement to reduce the monthly variable commitments available for funding to an average of $50.0 million over the course of a calendar year. The maturity date of this amended and restated agreement is August 1, 2023. Interest, payable monthly, continues to be based on the Company's applicable funded debt ratio, which could range from USD LIBOR plus 87.5 basis points to USD LIBOR plus 162.5 basis points. The amended and restated agreement requires the Company to comply with certain financial covenants covering the Company's funded debt ratio and interest coverage ratio, and eliminates the previous requirements that covered net income, fixed coverage ratio and borrowing basis. If the Company is in default, it is prohibited from paying dividends or repurchasing common stock. At June 30, 2019, the Company was in compliance with all associated covenants, and there was no balance outstanding under this line of credit.
The Company's European subsidiary has available two separate unsecured and uncommitted lines of credit guaranteed by the Company providing for borrowing up to a maximum of €25.8 million and €5.0 million, respectively (combined approximately US$35.0 million), at June 30, 2019. The line of credit with a maximum borrowing of €5.0 million accrues interest based on the Euro Overnight Index Average plus 75 basis points. During the first quarter of 2019, the interest rate on the line of credit with a maximum borrowing of €25.8 million was modified to accrue interest based on the European Central Bank refinancing rate plus 75.0 basis points. There was no balance outstanding under either of these lines of credit at June 30, 2019, December 31, 2018 and June 30, 2018.
Except as disclosed above, there have been no significant changes to the Company's short-term borrowing and credit lines as described in Note 9 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
NOTE 7—PRODUCT WARRANTY
Some of the Company's products carry assurance-type limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company's history of warranty repairs, replacements and refunds and is recorded in Cost of sales in the Condensed Consolidated Statements of Operations. The warranty reserve is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.
A reconciliation of product warranties is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$13,178	$12,066	$13,186	$12,339
Provision for warranty claims	703	1,194	2,495	2,442
Warranty claims	(735)	(1,121)	(2,459)	(2,710)
Other	40	(282)	(36)	(214)
Balance at end of period	$13,186	$11,857	$13,186	$11,857

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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The components of lease cost for the three and six months ended June 30, 2019 were as follows:

(in thousands)	Three Months Ended	Six Months Ended
Operating lease cost	$18,941	$37,520
Variable lease cost	12,783	25,896
Short term lease cost	1,216	2,172
	$32,940	$65,588
Supplemental cash flow information related to leases for the six months ended June 30, 2019 is as follows:

(dollars in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$37,259
Operating lease liabilities arising from obtaining ROU assets (1)	$435,225
(1) Includes amount initially capitalized in conjunction with the adoption of ASC 842.
Amounts disclosed for lease liabilities arising from obtaining ROU assets include amounts added to the carrying amount of lease liabilities resulting from lease modifications and reassessments.
Supplemental balance sheet information related to leases as of June 30, 2019 is as follows:

Weighted average remaining lease term	6.78 years
Weighted average discount rate	4.06%

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of June 30, 2019, future maturities of lease liabilities are as follows:

(in thousands)
2019	$38,741
2020	72,229
2021	64,479
2022	59,477
2023	54,716
Thereafter	181,929
Total lease payments	471,571
Less: imputed interest	(65,704)
Total lease liabilities	405,867
Less: current obligations	(60,804)
Long-term lease obligations	$345,063

As of June 30, 2019, the Company has additional operating lease commitments that have not yet commenced of $22.6 million. These leases will commence in 2019 with lease terms of 3 to 11 years.
Disclosures related to periods prior to adoption of ASC 842
Information on rent expense for the three and six months ended June 30, 2018 was as follows:

(in thousands)	Three Months Ended	Six Months Ended
Rent expense included in SG&A expense	$31,388	$64,312
Rent expense included in Cost of sales	409	809
	$31,797	$65,121

Future minimum payments determined under the previous accounting standards for all lease obligations, including rent escalation clauses and committed leases that had not yet commenced, at December 31, 2018, were as follows:

(in thousands)
2019	$72,280
2020	65,379
2021	57,460
2022	52,607
2023	47,837
Thereafter	155,897
$451,460

NOTE 9—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories, and equipment. At June 30, 2019, inventory purchase obligations were $364.2 million.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 10—SHAREHOLDERS' EQUITY
Shares of the Company's common stock may be repurchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. Shares repurchased generally settle subsequent to their trade date. During the three and six months ended June 30, 2019, the Company repurchased an aggregate of $81.4 million and $100.4 million, respectively, of common stock under the stock repurchase plan authorized by the Company's Board of Directors. During the three and six months ended June 30, 2018, the Company repurchased an aggregate of $22.0 million and $40.1 million, respectively, of common stock under the stock repurchase plan.
NOTE 11—STOCK-BASED COMPENSATION
The Company's stock incentive plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based or cash-based awards. See Note 16 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for additional information concerning its stock-based compensation.
Stock-based compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Stock options	$1,602	$1,222	$3,091	$2,294
Restricted stock units	2,964	2,264	5,690	4,305
Total	$4,566	$3,486	$8,781	$6,599

Stock Options
During the six months ended June 30, 2019, the Company granted a total of 388,517 stock options at a weighted average grant date fair value of $22.58. At June 30, 2019, unrecognized costs related to outstanding stock options totaled $13.1 million, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at June 30, 2019 are expected to be recognized over a weighted average period of 2.63 years.
Restricted Stock Units
During the six months ended June 30, 2019, the Company granted 167,736 restricted stock units at an estimated average grant date fair value of $95.47. At June 30, 2019, unrecognized costs related to outstanding restricted stock units totaled $24.7 million, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at June 30, 2019 are expected to be recognized over a weighted average period of 2.54 years.
NOTE 12—EARNINGS PER SHARE
Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Weighted average shares of common stock outstanding, used in computing basic earnings per share	67,930	70,021	68,109	70,050
Effect of dilutive stock options and restricted stock units	630	727	716	774
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	68,560	70,748	68,825	70,824
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$0.34	$0.14	$1.43	$0.78
Diluted	$0.34	$0.14	$1.41	$0.77

Stock options, service-based restricted stock units, and performance-based restricted stock representing 431,712 and 399,524 shares of common stock for the three months ended June 30, 2019 and 2018, respectively, and 356,167 and 311,837 shares of common stock for the six months

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

ended June 30, 2019 and 2018, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method, or because the shares were subject to performance conditions that had not been met.
NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of applicable taxes, reported on the Company's Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the three months ended June 30, 2019:

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at March 31, 2019	$(4)	$13,198	$(16,512)	$(3,318)
Other comprehensive income (loss) before reclassifications	—	(464)	3,901	3,437
Amounts reclassified from other comprehensive loss	—	(1,417)	—	(1,417)
Net other comprehensive income (loss) income during the period	—	(1,881)	3,901	2,020
Balance at June 30, 2019	$(4)	$11,317	$(12,611)	$(1,298)
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the three months ended June 30, 2018:

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at March 31, 2018	$—	$(15,801)	$6,852	$(8,949)
Other comprehensive income (loss) before reclassifications	—	20,129	(17,115)	3,014
Amounts reclassified from other comprehensive loss	—	(439)	—	(439)
Net other comprehensive income (loss) during the period	—	19,690	(17,115)	2,575
Balance at June 30, 2018	$—	$3,889	$(10,263)	$(6,374)
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the six months ended June 30, 2019:

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2018	$(60)	$11,964	$(15,967)	$(4,063)
Other comprehensive income (loss) before reclassifications	56	2,804	3,356	6,216
Amounts reclassified from other comprehensive loss	—	(3,352)	—	(3,352)
Net other comprehensive income (loss) during the period	56	(548)	3,356	2,864
Purchase of non-controlling interest	—	(99)	—	(99)
Balance at June 30, 2019	$(4)	$11,317	$(12,611)	$(1,298)

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the six months ended June 30, 2018:

	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2017	$(4)	$(10,716)	$1,833	$(8,887)
Other comprehensive income (loss) before reclassifications	4	15,547	(12,096)	3,455
Amounts reclassified from other comprehensive income	—	(427)	—	(427)
Net other comprehensive income (loss) during the period	4	15,120	(12,096)	3,028
Adoption of ASU 2017-12	—	(515)	—	(515)
Balance at June 30, 2018	$—	$3,889	$(10,263)	$(6,374)

NOTE 14—SEGMENT INFORMATION
The Company has aggregated its operating segments into four reportable geographic segments: the United States, LAAP, EMEA, and Canada, which are reflective of the Company's internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing and distribution of outdoor and active lifestyle apparel, footwear, accessories, and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information systems, finance, human resources and legal, executive compensation, unallocated benefit program expense, and other miscellaneous costs.
The geographic distribution of the Company's Net sales and Income from operations in the Condensed Consolidated Statements of Operations are summarized in the following table for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net sales to unrelated entities:
United States	$315,527	$280,170	$727,751	$643,014
LAAP	101,614	100,884	234,473	232,453
EMEA	91,527	84,986	162,875	156,761
Canada	17,542	15,579	55,719	56,699
	$526,210	$481,619	$1,180,818	$1,088,927
Segment income (loss) from operations:
United States	$46,453	$41,640	$142,176	$117,470
LAAP	9,991	10,247	36,741	34,365
EMEA	9,557	4,898	18,743	11,546
Canada	(2,618)	(2,950)	3,393	3,292
Total segment income from operations	63,383	53,835	201,053	166,673
Unallocated corporate expenses	(47,018)	(44,086)	(96,730)	(97,603)
Interest income, net	2,571	2,928	5,971	5,224
Other non-operating income (expense)	1,032	(96)	1,478	(364)
Income before income taxes	$19,968	$12,581	$111,772	$73,930

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
In addition, during the fourth quarter of 2018, the Company determined that it had incorrectly allocated certain amounts of operating income to its United States segment, resulting in the overstatement of both total segment income from operations and unallocated corporate expenses by $3.2 million and $6.3 million for the three and six months ended June 30, 2018, respectively. The Company assessed the significance of the misclassifications and concluded that they were not material to any prior periods. As a result, the United States and total segment income from

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

operations as well as unallocated corporate expenses for the three and six months ended June 30, 2018 in the table above have been revised from amounts previously reported to correct the misclassifications. These corrections had no effect on the Company's Condensed Consolidated Statements of Operations.
Concentrations
The Company had one customer that accounted for 10.7% of Accounts receivable, net of allowance on the Condensed Consolidated Balance Sheets as of June 30, 2019. The Company had one customer that accounted for 11.6% of Accounts receivable, net of allowance as of December 31, 2018. The Company had two customers that accounted for 11.3% and 10.6%, respectively, of Accounts receivable, net of allowance as of June 30, 2018. No single customer accounted for 10% or more of Net sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 or 2018, or for the year ended December 31, 2018.
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. Subsidiaries that use U.S. dollars and euros as their functional currency also have non-functional currency denominated sales for which the Company hedges the Canadian dollar and Great British pound. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, prior to June 2019, the time value components ("forward points") were excluded from the determination of hedge effectiveness and included in current period Cost of sales for hedges of anticipated U.S. dollar inventory purchases and in Net sales for hedges of anticipated non-functional currency denominated sales on a straight-line basis over the life of the contract. Effective June 2019, the forward points are now included in the fair value of the cash flow hedge on a prospective basis. These costs or benefits will be included in Accumulated other comprehensive income until the underlying hedge transaction is recognized in either Net sales or Cost of sales, at which time, the forward points will also be recognized as a component of Net income. Hedge ineffectiveness was not material during the three and six months ended June 30, 2019 and 2018.
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
The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$353,975	$399,348	$493,828
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	359,179	379,701	419,707

At June 30, 2019, $10.6 million of deferred net gains on both outstanding and matured derivatives recorded in Other comprehensive income are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the Condensed Consolidated Statements of Operations. Actual amounts ultimately reclassified to Net sales or Cost of sales in the Condensed Consolidated Statements of Comprehensive Income are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At June 30, 2019, the Company's derivative contracts had a remaining maturity of less than four years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $5.0 million at June 30, 2019. All of the Company's derivative counterparties have credit ratings that are at least investment grade or higher. The Company is

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	June 30, 2019	December 31, 2018	June 30, 2018
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$11,392	$11,818	$4,692
Currency forward contracts	Other non-current assets	6,776	9,922	10,516
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	170	47	1,022
Currency forward contracts	Other long-term liabilities	140	1	327
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	2,181	1,797	2,471
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,920	970	1,873
The following table presents the statement of operations effect and classification of derivative instruments:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2019	2018	2019	2018
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income, net of tax	—	$(464)	$20,859	$2,804	$15,627
Gain reclassified from accumulated other comprehensive income to income for the effective portion	Net sales	75	19	110	24
Gain (loss) reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	925	(1,398)	2,121	(3,064)
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	(26)	6	(31)	12
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	931	1,896	2,380	3,821
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating expense	(1,137)	2,836	(574)	2,234

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$130,097	$—	$—	$130,097
Available-for-sale short-term investments (1):
U.S. Government treasury bills	—	136,721	—	136,721
Other short-term investments:
Mutual fund shares	1,477	—	—	1,477
Other current assets:
Derivative financial instruments (Note 15)	—	13,573	—	13,573
Other non-current assets:
Money market funds	1,312	—	—	1,312
Mutual fund shares	10,954	—	—	10,954
Derivative financial instruments (Note 15)	—	6,776	—	6,776
Total assets measured at fair value	$143,840	$157,070	$—	$300,910
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 15)	$—	$2,090	$—	$2,090
Other long-term liabilities:
Derivative financial instruments (Note 15)	—	140	—	140
Total liabilities measured at fair value	$—	$2,230	$—	$2,230
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$144,729	$—	$—	$144,729
Time deposits	61,563	—	—	61,563
U.S. Government treasury bills	—	121,352	—	121,352
Available-for-sale short-term investments (1):
U.S. Government treasury bills	—	225,247	—	225,247
U.S. Government-backed municipal bonds	—	37,335	—	37,335
Other short-term investments:
Mutual funds shares	1,432	—	—	1,432
Other current assets:
Derivative financial instruments (Note 15)	—	7,163	—	7,163
Other non-current assets:
Mutual fund shares	9,332	—	—	9,332
Derivative financial instruments (Note 15)	—	10,516	—	10,516
Total assets measured at fair value	$217,056	$401,613	$—	$618,669
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 15)	$—	$2,895	$—	$2,895
Other long-term liabilities:
Derivative financial instruments (Note 15)	—	327	—	327
Total liabilities measured at fair value	$—	$3,222	$—	$3,222

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
Non-recurring Fair Value Measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2019, December 31, 2018 or June 30, 2018.
NOTE 17—RELATED PARTY TRANSACTIONS
As described in Note 4, prior to January 2, 2019, the Company owned a 60% controlling interest in a joint venture formed with Swire, which was a related party. The joint venture arrangement involved Transition Services Agreements ("TSAs") with Swire, under which Swire provided administrative and information technology services to the joint venture. The fees incurred for these services by the joint venture were immaterial during the three months and six months ended June 30, 2018. In addition, the joint venture paid Swire sourcing fees related to the purchase of certain inventory. These sourcing fees were capitalized into Inventories and charged to Cost of sales as the inventories were sold.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's third-party distributor terms and pricing.
The China joint venture declared a cash dividend of RMB341.3 million (approximately US$53.3 million) in June 2018 to stockholders of record as of June 14, 2018 and paid the dividend in the third quarter of 2018. The dividend paid to Swire was RMB136.5 million (approximately US$21.3 million at the date of declaration, which equated to approximately US$20.0 million on the date of payment). The dividend paid to the Company of $32.0 million was eliminated in consolidation. In addition, in September 2018, the Company and Swire entered into an EITA, under which the Company committed to buy out the 40% non-controlling interest in the joint venture. The buyout was subject to various terms and conditions. As part of the buyout arrangement, in September 2018 the Company placed $14.0 million in an escrow account as a portion of the funds needed to complete the buyout in early 2019. The escrow amount was shown as Restricted cash on the Condensed Consolidated Balance Sheets at December 31, 2018.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

On January 2, 2019, the buyout transaction closed, and Swire was no longer considered to be a related party. Pursuant to the terms of the buyout arrangement, the escrow balance of $14.0 million was paid to Swire. In April 2019, the Company remitted a final payment of $3.9 million to Swire, based on the final outcome of certain accounting estimates associated with the China joint venture. As a result of the buyout, the condensed consolidated financial statements of the Company will not separately reflect amounts related to the non-controlling interest.
NOTE 18—INCOME TAXES
For the three months ended June 30, 2019, the Company reported an Income tax benefit in the Condensed Consolidated Statements of Operations of $3.1 million, or a negative 15.3% effective income tax rate, compared to a $2.1 million income tax expense, or a 16.6% effective income tax rate, for the three months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, the effective income tax rates were 13.0% and 19.9%, respectively. The effective income tax rates for the three and six months ended June 30, 2019 were impacted by discrete items, primarily the passage of a Swiss tax reform package in May 2019 which resulted in a $6.6 million tax benefit related to the revaluation of the Company’s Swiss deferred tax assets at a higher rate.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets or segments, profitability and the effect of specified factors on profitability for 2019, expenses, sourcing costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business and strategic priorities and the expected timing and effects of such investments, including investments in and implementation of our information technology ("IT") systems, intellectual property or other disputes, our direct-to-consumer ("DTC") businesses, including planned store additions, access to raw materials and factory capacity, financing, and working capital requirements and resources, planned capital expenditures, ability to meet our liquidity needs, plans to pay future cash dividends to our shareholders and the funding of such dividends, effects of the Tax Cuts and Jobs Act (the "TCJA") and the adoption of new accounting standards, income tax rates and pre-tax income, results of any tax audit, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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

•	An increase in current and future inventory levels, as well as our ability to effectively liquidate excess inventory timely and profitably through wholesale closeouts and DTC outlet stores;

•	Difficult economic, geopolitical and competitive environments in certain key markets globally, coupled with increasing global economic uncertainty;

•	Impacts of recent changes and further changes to tariffs or international trade policy;

•	The implementation of our global DTC and e-commerce platforms and continued optimization of our enterprise resource planning platform;

•	Execution of our strategic initiatives and related business process and system changes across our business, including our supply chain, as well as other capability development;

•	The financial value capture associated with and resulting from Project CONNECT;

•
Economic and industry trends affecting consumer traffic and spending in brick and mortar retail channels, which have created uncertainty regarding the long-term financial health of certain of our wholesale customers, and, in certain cases, may require the cancellation of customer shipments and/or increased credit exposure associated with any such shipments;

•	The effects of changes in foreign currency exchange rates on net sales, gross margin, operating income, and net income;

•	Net sales growth and profitability contributed by our LAAP businesses, in particular, China, which has softened due to competitive pressures and elevated dealer inventory levels;

•	Performance of our Mountain Hardwear brand as we work to re-invigorate that brand in the marketplace;

•	Performance of our prAna brand as we work to maintain the brand's premium positioning and raise brand awareness in order to drive long-term profitable sales growth;

•	Impacts resulting from additional guidance about and implementation of the TCJA enacted in 2017; and

•	Accelerated investment in and execution of demand creation, DTC infrastructure and other strategic priorities and initiatives.
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
Consumer-First Platform ("C1")
During 2017, we commenced investment in our C1 initiative, which encompasses the global retail platform and IT systems to support the growth and continued development of our omnichannel capabilities. The objective of this initiative is consistent with our strategic priorities to deliver an enhanced consumer experience and to modernize and standardize our processes and systems to enable us to better anticipate and deliver against the needs of our consumers. We have begun our North America implementation of C1 including the pilot roll out of the platform to a limited number of stores in early July 2019, but we may choose to move future implementation steps into later periods.
Experience First ("X1")
During 2018, we commenced investment in our X1 initiative, which is designed to enhance our e-commerce systems to take advantage of the changes in consumer browsing and purchasing behavior towards mobile devices. It encompasses reimplementation of our e-commerce platforms to offer improved search, browsing, checkout, loyalty, and customer care experiences for mobile shoppers. Once complete, the project will be implemented across all of our brands.
We are working toward a phased implementation of X1. In the quarter ended June 30, 2019, we implemented X1 across 10 countries in Europe-direct and for the prAna brand in the U.S. We continue to expect the majority of the North America implementation to commence in 2020. We continue to evaluate the timeline to ensure appropriate alignment of the work required to be completed with our retail calendar. We may choose to move future implementation steps into later periods.
Project CONNECT
During 2017, we initiated Project CONNECT, aimed at aligning our resources to accelerate execution on our strategic priorities, including initiatives to drive net sales, capture cost of sales efficiencies, generate SG&A expense savings, and improve our marketing effectiveness. Efficiencies within cost of sales are creating a meaningful benefit to product margin driven by assortment optimization, design-to-value initiatives and DTC pricing and markdown optimization. As we continue to realize these benefits, we are reallocating resources to our strategic priorities, including incremental demand creation spending, and other investments to drive growth across our brands and distribution channels.

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
Highlights of the Second Quarter of 2019

•	Net sales increased $44.6 million, or 9%, to $526.2 million from $481.6 million in the second quarter of 2018.

•	Income from operations increased $6.6 million, or 68%, to $16.4 million from $9.7 million in the second quarter of 2018.

•
Net income attributable to Columbia Sportswear Company increased $13.3 million, or 137%, to $23.0 million, or $0.34 per diluted share, including a one-time tax benefit of $6.6 million related to the passage of a Swiss tax reform package, from $9.7 million, or $0.14 per diluted share, in the second quarter of 2018.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.8	52.5	50.0	51.5
Gross profit	48.2	47.5	50.0	48.5
Selling, general and administrative expenses	45.8	46.1	41.7	42.8
Net licensing income	0.7	0.6	0.5	0.6
Income from operations	3.1	2.0	8.8	6.3
Interest income, net	0.5	0.6	0.5	0.5
Other non-operating income (expense), net	0.2	—	0.2	—
Income before income tax	3.8	2.6	9.5	6.8
Income tax benefit (expense)	0.6	(0.4)	(1.3)	(1.4)
Net income	4.4	2.2	8.2	5.4
Net income attributable to non-controlling interest	—	0.2	—	0.4
Net income attributable to Columbia Sportswear Company	4.4%	2.0%	8.2%	5.0%

Results of Operations — Consolidated
Quarter Ended June 30, 2019 Compared to Quarter Ended June 30, 2018
Net Sales: Consolidated net sales increased $44.6 million, or 9% (11% constant-currency), to $526.2 million for the second quarter of 2019 from $481.6 million for the comparable period in 2018.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2019(1)	2018	% Change	% Change
Columbia	$454.9	$7.3	$462.2	$414.8	10%	11%
SOREL	15.1	—	15.1	11.4	32%	32%
prAna	38.7	—	38.7	38.1	2%	2%
Mountain Hardwear	17.5	0.3	17.8	16.0	9%	11%
Other	—	—	—	1.3	(100)%	(100)%
	$526.2	$7.6	$533.8	$481.6	9%	11%
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
Columbia brand net sales increased $40.1 million, or 10% (11% constant-currency), to $454.9 million, led by increased net sales in the U.S. wholesale business, followed by the U.S. DTC and EMEA distributor businesses. Results included increased net sales across all product categories.
SOREL brand net sales increased $3.7 million, or 32%, to $15.1 million.
prAna brand net sales increased $0.6 million, or 2%, to $38.7 million.
Mountain Hardwear brand net sales increased $1.5 million, or 9% (11% constant-currency), to $17.5 million.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2019(1)	2018	% Change	% Change
Apparel, Accessories and Equipment	$432.2	$5.4	$437.6	$394.6	10%	11%
Footwear	94.0	2.2	96.2	87.0	8%	11%
	$526.2	$7.6	$533.8	$481.6	9%	11%
Apparel, accessories and equipment net sales increased $37.6 million, or 10% (11% constant-currency), to $432.2 million. Increased apparel, accessories and equipment net sales were driven by net sales growth led by the U.S., followed by the EMEA distributor business. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia brand.
Footwear net sales increased $7.0 million, or 8% (11% constant-currency), to $94.0 million. Increased footwear net sales were driven by sales growth in both the U.S. wholesale and DTC businesses, and was led by the SOREL brand, followed by the Columbia brand.

Sales by Channel
Net sales by channel are summarized in the following table:

	Three Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2019(1)	2018(2)	% Change	% Change
Wholesale	$296.2	$4.0	$300.2	$263.9	12%	14%
DTC	230.0	3.6	233.6	217.7	6%	7%
	$526.2	$7.6	$533.8	$481.6	9%	11%
(2) Prior year channel net sales have been revised from amounts previously reported. See Note 3 to the condensed consolidated financial statements for additional discussion.
Wholesale channel net sales increased $32.3 million, or 12% (14% constant-currency), to $296.2 million, driven by increased net sales across all regions, led by the U.S.
DTC channel net sales increased $12.3 million, or 6% (7% constant-currency), to $230.0 million, primarily by increased net sales in the U.S.
Gross Profit: Gross profit as a percentage of net sales increased to 48.2% in the second quarter of 2019 from 47.5% for the comparable period in 2018. Gross profit expansion was primarily due to:

•	A favorable impact from Project CONNECT benefits including our design-to-value, assortment optimization and manufacturing efficiency initiatives; partially offset by

•	A higher proportion of closeout product net sales; and

•	A lower DTC net sales mix, which generally carries a higher gross margin.
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
SG&A expense increased $18.6 million, or 8%, to $240.8 million, or 45.8% of net sales, for the second quarter of 2019, from $222.2 million, or 46.1% of net sales, for the comparable period in 2018.
The SG&A expense increase was primarily due to:

•	Increased expenses to support our expanding global DTC operations;

•	Increased personnel costs and project-related expenses to support business growth and strategic initiatives, including ongoing IT system implementations; and

•	Increased demand creation spending; partially offset by

•	The impact of weakening foreign currencies relative to the U.S. dollar; and

•	The non-recurrence of Project CONNECT expenses and discrete costs.
Income from Operations: Income from operations increased $6.6 million, or 68%, to $16.4 million in the second quarter of 2019 from $9.7 million for the comparable period in 2018. Income from operations as a percentage of net sales increased to 3.1% in the second quarter of 2019, compared to 2.0% in the comparable period in 2018.
Income Tax Benefit (Expense): Income tax benefit was $3.1 million for the second quarter of 2019, compared to an expense of $2.1 million for the comparable period in 2018. Our effective income tax rate was negative 15.3% for the second quarter of 2019, compared to 16.6% for the same period in 2018. The effective income tax rate for the second quarter of 2019 was impacted by the passage of a Swiss tax reform package, which resulted in a $6.6 million tax benefit related to the revaluation of our Swiss deferred tax assets at a higher rate.
Net Income Attributable to Columbia Sportswear Company: Net income increased $13.3 million, or 136.5%, to $23.0 million, or $0.34 per diluted share, for the second quarter of 2019 from $9.7 million, or $0.14 per diluted share, for the comparable period in 2018, which included $1.4 million, net of tax, of Project CONNECT program expenses and discrete costs and $0.1 million of incremental income tax expense related to the TCJA. The second quarter of 2019 net income includes the benefit of full ownership of our China business, which became a wholly owned subsidiary effective January 2019. In the second quarter of 2018, the non-controlling interest share of net income was $0.8 million, or $0.01 per diluted share.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Net Sales: Consolidated net sales increased $91.9 million, or 8% (10% constant-currency), to $1,180.8 million for the six months ended June 30, 2019, from $1,088.9 million for the comparable period in 2018.
Sales by Brand
Net sales by brand are summarized in the following table:

	Six Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2019	2018	% Change	% Change
Columbia	$1,007.1	$16.8	$1,023.9	$923.6	9%	11%
SOREL	54.6	0.6	55.2	42.2	29%	31%
prAna	79.9	—	79.9	80.4	(1)%	(1)%
Mountain Hardwear	39.2	0.6	39.8	40.4	(3)%	(1)%
Other	—	—	—	2.3	(100)%	(100)%
	$1,180.8	$18.0	$1,198.8	$1,088.9	8%	10%
Columbia brand net sales increased $83.5 million, or 9% (11% constant-currency), to $1,007.1 million for the six months ended June 30, 2019 from $923.6 million for the comparable period in 2018, led by increased net sales in the U.S. DTC and wholesale businesses, as well as increased net sales across all product categories.
SOREL brand net sales increased $12.4 million, or 29% (31% constant-currency), to $54.6 million for the six months ended June 30, 2019 from $42.2 million for the comparable period in 2018, driven by net sales growth in the U.S. wholesale and DTC businesses.
prAna brand net sales decreased $0.5 million, or 1%, to $79.9 million.
Mountain Hardwear brand net sales decreased $1.2 million, or 3% (1% constant-currency), to $39.2 million.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Six Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2019	2018	% Change	% Change
Apparel, Accessories and Equipment	$958.2	$12.9	$971.1	$884.6	8%	10%
Footwear	222.6	5.1	227.7	204.3	9%	11%
	$1,180.8	$18.0	$1,198.8	$1,088.9	8%	10%
Apparel, accessories and equipment net sales increased $73.6 million, or 8% (10% constant-currency), to $958.2 million. Increased apparel, accessories and equipment net sales were driven by sales growth led by U.S., followed by EMEA distributor, Japan and Europe-direct businesses. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia brand.
Footwear net sales increased $18.3 million, or 9% (11% constant-currency), to $222.6 million. Increased footwear net sales were driven by sales growth in both the U.S. wholesale and DTC businesses, partially offset by a net sales decrease in Europe. The increase in footwear net sales was led by the SOREL brand, followed by the Columbia brand.

Sales by Channel
Net sales by channel summarized in the following table:

	Six Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2019	2018	% Change	% Change
Wholesale	$659.4	$11.1	$670.5	$611.6	8%	10%
DTC	521.4	6.9	528.3	477.3	9%	11%
	$1,180.8	$18.0	$1,198.8	$1,088.9	8%	10%
Wholesale channel net sales increased $47.8 million, or 8% (10% constant-currency), to $659.4 million, primarily due to increased net sales in the U.S.
DTC channel net sales increased $44.1 million, or 9% (11% constant-currency), to $521.4 million, driven by increased net sales across all regions, led by the U.S.
Gross Profit: Gross profit, as a percentage of net sales, increased to 50.0% in the six months ended June 30, 2019, from 48.5% for the comparable period in 2018, primarily due to a favorable impact from Project CONNECT benefits including our design-to-value, assortment optimization and manufacturing efficiency initiatives.
Our gross profit may not be comparable to other companies in our industry because some of these companies include costs related to their distribution network in cost of sales while we, like many others, include these expenses as a component of SG&A expense.
Selling, General and Administrative Expense: SG&A expense includes all costs associated with design, merchandising, marketing, distribution, store occupancy, and corporate functions, including related depreciation and amortization.
SG&A expense increased $27.0 million, or 6%, to $492.5 million, or 41.7% of net sales, for the six months ended June 30, 2019, from $465.6 million, or 42.8% of net sales, for the comparable period in 2018.
The SG&A expense increase was primarily due to:

•	Increased expenses to support our expanding global DTC operations;

•	Increased personnel costs and project-related expenses to support business growth and strategic initiatives, including ongoing IT system implementations; and

•	Increased demand creation spending; partially offset by

•	The non-recurrence of Project CONNECT program expenses and discrete costs; and

•	The impact of weakening foreign currencies relative to the U.S. dollar.
Income from Operations: Income from operations increased $35.3 million, or 51%, to $104.3 million for the six months ended June 30, 2019 from $69.1 million for the comparable period in 2018. Income from operations as a percentage of net sales increased to 8.8% for the six months ended June 30, 2019, compared to 6.3% in the comparable period in 2018.
Income Tax Benefit (Expense): Income tax expense decreased $0.1 million to $14.6 million for the six months ended June 30, 2019 from $14.7 million for the comparable period in 2018. Our effective income tax rate decreased to 13.0% for the six months ended June 30, 2019 from 19.9% for the same period in 2018. The effective income tax rate for the six months ended June 30, 2019 was impacted by the passage of a Swiss tax reform package, which resulted in a $6.6 million tax benefit related to the revaluation of our Swiss deferred tax assets at a higher rate.
Net Income Attributable to Columbia Sportswear Company: Net income increased $42.4 million, or 77.2%, to $97.2 million, or $1.41 per diluted share, for the six months ended June 30, 2019 from $54.8 million, or $0.77 per diluted share, for the comparable period in 2018, which included $9.8 million, net of tax, of Project CONNECT program expense and discrete costs and $1.2 million of incremental income tax expense related to the TCJA. Net income for the six months ended June 30, 2019 includes the benefit of full ownership of our China business, which became a wholly owned subsidiary effective January 2019. In the comparable period of 2018, the non-controlling interest share of net income was $4.4 million or $0.06 per diluted share.

Results of Operations — Segment
Quarter Ended June 30, 2019 Compared to Quarter Ended June 30, 2018
Net Sales by Geographic Region: Net sales by geographic region are summarized in the following table:

	Three Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2018(1)	2018	% Change	% Change(1)
United States	$315.5	$—	$315.5	$280.2	13%	13%
LAAP	101.6	4.4	106.0	100.8	1%	5%
EMEA	91.6	2.4	94.0	85.0	8%	11%
Canada	17.5	0.8	18.3	15.6	12%	17%
	$526.2	$7.6	$533.8	$481.6	9%	11%
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
U.S. net sales increased $35.3 million, or 13%, to $315.5 million for the second quarter of 2019 from $280.2 million for the comparable period in 2018. U.S. net sales increased in both our wholesale and DTC businesses. The net sales increase in our wholesales business was driven by the Columbia and SOREL brands, including increased shipments of Spring 2019 orders, earlier shipment of advance Fall 2019 orders and increased closeout sales. The net sales increase in our DTC business was led by increased net sales from our retail stores, followed by our e-commerce business.
LAAP region net sales increased $0.8 million, or 1% (5% constant-currency), to $101.6 million for the second quarter of 2019 from $100.8 million for the comparable period in 2018. The net sales increase in the LAAP region was driven by China, partially offset by net sales decreases in Korea and our LAAP distributor business, while Japan net sales remained relatively flat.
EMEA region net sales increased $6.6 million, or 8% (increased 11% constant-currency), to $91.6 million for the second quarter of 2019 from $85.0 million for the comparable period in 2018. Net sales increased in our EMEA distributor business, primarily driven by increased shipments of Fall 2019 advance orders. A net sales decrease in our Europe-direct business resulted from the effects of foreign currency exchange rates.
Canada net sales increased $1.9 million, or 12% (17% constant-currency), to $17.5 million for the second quarter of 2019 from $15.6 million for the comparable period in 2018. The net sales increase in Canada was primarily driven by increased wholesale net sales.
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
The following table presents segment income from operations for each reportable segment for the three months ended June 30:

	Three Months Ended June 30,
(In millions, except for percentage changes)	2019	2018(1)	Change ($)	Change (%)
United States	$46.5	$41.6	4.9	12%
LAAP	10.0	10.3	(0.3)	(3)%
EMEA	9.5	4.9	4.6	94%
Canada	(2.6)	(3.0)	0.4	(13)%
Total segment income from operations	$63.4	$53.8	9.6	18%
(1) Prior year segment income from operations has been revised from amounts previously reported. See Note 14 to the condensed consolidated financial statements for additional discussion.
Segment income from operations in the U.S. increased $4.9 million to $46.5 million, or 14.7% of net sales, for the second quarter of 2019 from $41.6 million, or 14.9% of net sales, for the comparable period in 2018. The increase in income from operations was driven by net sales growth from both the DTC and wholesale businesses. U.S. SG&A expenses remained relatively consistent at 34.9% of net sales for the second quarter of 2019 compared to 35.1% for the same period in 2018.
Segment income from operations in the LAAP region decreased $0.3 million to $10.0 million, or 9.8% of net sales, for the second quarter of 2019 from $10.3 million, or 10.2% of net sales, for the comparable period in 2018.
Segment income from operations in the EMEA region increased $4.6 million to $9.5 million, or 10.4% of net sales, for the second quarter of 2019 from $4.9 million, or 5.8% of net sales, for the comparable period in 2018. The increase in income from operations resulted from an increase in net sales in our EMEA distributor business, partially offset a decrease in net sales in our Europe-direct business, combined with improved gross margin, reflecting financial benefits from Project CONNECT.
Segment loss from operations in Canada improved $0.4 million to a loss of $2.6 million, or 14.9% of net sales, for the second quarter of 2019 from a loss of $3.0 million, or 18.9% of net sales, for the comparable period in 2018.
Unallocated corporate expenses increased by $2.9 million to $47.0 million for the second quarter of 2019 from $44.1 million for the comparable period in 2018. In 2018, unallocated costs included program expenses and discrete costs related to Project CONNECT, which are no longer being incurred.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Net Sales by Geographic Region: Net sales by geographic region are summarized in the following table:

	Six Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2018(1)	2018	% Change	% Change(1)
United States	$727.7	$—	$727.7	$643.0	13%	13%
LAAP	234.5	8.2	242.7	232.4	1%	4%
EMEA	162.9	6.7	169.6	156.8	4%	8%
Canada	55.7	3.1	58.8	56.7	(2)%	4%
	$1,180.8	$18.0	$1,198.8	$1,088.9	8%	10%
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
U.S. net sales increased $84.7 million, or 13%, to $727.7 million for the six months ended June 30, 2019 from $643.0 million for the comparable period in 2018. U.S. net sales increase was led by our wholesale business, followed by our DTC business. The net sales increase in our wholesale business was driven by the Columbia and SOREL brands. The net sales increase in our DTC business was led by increased net sales from our retail stores, followed by increased net sales from our e-commerce business.
LAAP region net sales increased $2.1 million, or 1% (4% constant-currency), to $234.5 million for the six months ended June 30, 2019 from $232.4 million for the comparable period in 2018. The net sales increase in the LAAP region was driven by increased net sales in Japan, partially offset by decreased net sales in China.
EMEA region net sales increased $6.1 million, or 4% (8% constant-currency), to $162.9 million for the six months ended June 30, 2019 from $156.8 million for the comparable period in 2018. The net sales increase in the EMEA region was driven by our EMEA distributor business, partially offset by a slight decrease in net sales in our Europe-direct business. The net sales increase in our EMEA distributor business was driven by sales growth to our Russia-based distributor and increased shipments of Fall 2019 advance orders. The net sales decrease in our Europe-direct business was driven by a decrease in wholesale net sales, partially offset by an increase in DTC net sales.
Canada net sales decreased $1.0 million, or 2% (4% constant-currency increase), to $55.7 million for the six months ended June 30, 2019 from $56.7 million for the comparable period in 2018. The net sales decrease in Canada was driven by a net sales decrease in our wholesale business, partially offset by a net sales increase in our DTC business.
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
The following table presents segment income from operations for each reportable segment for the six months ended June 30:

	Six Months Ended June 30,
(In millions, except for percentage changes)	2019	2018(1)	Change ($)	Change (%)
United States	$142.2	$117.5	24.7	21%
LAAP	36.7	34.4	2.3	7%
EMEA	18.8	11.5	7.3	63%
Canada	3.4	3.3	0.1	3%
Total segment income from operations	$201.1	$166.7	34.4	21%
(1) Prior year segment income from operations has been revised from amounts previously reported. See Note 14 to the condensed consolidated financial statements for additional discussion.
Segment income from operations in the U.S. increased $24.7 million to $142.2 million, or 19.5% of net sales, for the six months ended June 30, 2019 from $117.5 million, or 18.3% of net sales, for the comparable period in 2018. The increase in income from operations was driven by net sales growth from both the wholesale and DTC businesses, combined with increased gross margins largely driven by financial benefits from Project CONNECT. U.S. SG&A expenses as a percentage of net sales remained relatively consistent at 30.8% of net sales for the six months ended June 30, 2019 compared to 30.9% for the same period in 2018.
Segment income from operations in the LAAP region increased $2.3 million to $36.7 million, or 15.7% of net sales, for the six months ended June 30, 2019 from $34.4 million, or 14.8% of net sales, for the comparable period in 2018. The increase in the LAAP region operating income was driven by increased net sales in Japan, partially offset by decreased net sales in China, as well as increased gross margin across all markets. LAAP region SG&A expense as a percentage of net sales increased to 40.9% for the six months ended June 30, 2019 compared to 40.0% for the same period in 2018.
Segment income from operations in the EMEA region increased $7.3 million to $18.8 million, or 11.5% of net sales, for the six months ended June 30, 2019 from $11.5 million, or 7.4% of net sales, for the comparable period in 2018. The increase in the EMEA region operating income was driven by increased net sales in our EMEA distributor business, partially offset by decreased net sales in our Europe-direct business. Gross margin improvement, reflecting financial benefits from Project CONNECT, also contributed to EMEA region operating income growth. EMEA region SG&A expense as a percentage of net sales decreased to 29.9% for the six months ended June 30, 2019 compared to 30.9% for the same period in 2018.
Segment income from operations in Canada increased $0.1 million to $3.4 million, or 6.1% of net sales, for the six months ended June 30, 2019 from $3.3 million, or 5.8% of net sales, for the comparable period in 2018.
Unallocated corporate expenses decreased by $0.9 million to $96.7 million for the six months ended June 30, 2019 from $97.6 million for the comparable period in 2018. In 2018, unallocated costs included program expenses and discrete costs related to Project CONNECT, which are no longer being incurred.
Liquidity and Capital Resources
At June 30, 2019, we had total cash and cash equivalents of $386.2 million, compared to $437.8 million at December 31, 2018 and $510.7 million at June 30, 2018. In addition, we had short-term investments of $138.2 million at June 30, 2019, compared to $262.8 million at December 31, 2018 and $264.0 million at June 30, 2018.
Net cash provided by operating activities was $2.6 million for the six months ended June 30, 2019, compared to $99.3 million for the same period in 2018. The decrease in net cash provided by operating activities was primarily driven by changes in inventory balances, reflecting earlier buys and receipts of Fall 2019 inventory and increased current season Spring inventory, during the six months ended June 30, 2019 compared to the same period in 2018.
Net cash provided by investing activities was $76.4 million for the six months ended June 30, 2019, compared to net cash used in investing activities of $198.8 million for the comparable period in 2018. For the 2019 period, net cash provided by investing activities consisted primarily of $127.2 million of net sales of short-term investments, partially offset by $50.8 million for capital expenditures. For the same period in 2018, net cash used in investing activities primarily consisted of $169.2 million of net purchases of short-term investments and $29.6 million for capital expenditures.
Net cash used in financing activities was $145.2 million for the six months ended June 30, 2019, compared to $60.1 million for the comparable period in 2018. For the 2019 period, net cash used in financing activities primarily consisted of repurchases of common stock of $100.3 million, dividend payments to Company shareholders of $32.7 million, and $17.9 million related to the purchase of the non-controlling interest in our China joint venture, partially offset by net proceeds from stock plan activity of $5.7 million. For the same period in 2018, net cash used in financing activities primarily consisted of repurchases of common stock of $40.1 million and dividend payments of $30.9 million, partially offset by net proceeds from stock plan activity of $10.8 million.

Short-term borrowings and credit lines
We have an unsecured, committed revolving line of credit available to fund our domestic working capital requirements. Monthly variable commitments available for funding average $50.0 million over the course of a calendar year. We had no balance outstanding under this line of credit, and we were in compliance with all associated covenants at June 30, 2019. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined credit limit of approximately $107.7 million at June 30, 2019. At June 30, 2019, no balance was outstanding under these subsidiary lines of credit. Refer to Note 6 to the condensed consolidated financial statements for additional discussion.
Our primary ongoing funding requirements are for working capital and capital expenditures, including facilities expansions at our corporate headquarters, investment in our DTC operations, including new stores and remodels, and investment in IT systems and other enabling capabilities to support our strategic priorities. We anticipate 2019 capital expenditures of approximately $145 million. We expect to fund our future capital expenditures with existing cash, operating cash flows and credit facilities. If the need arises, we may seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.
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
In the quarter ended June 30, 2019, we began implementation of a new global retail platform (“C1”) and enhancements to our e-commerce systems (“X1”) in North America, while substantially completing implementation of X1 in our Europe-direct market. Each implementation phase involves change to the processes that constitute our internal control over financial reporting. We are taking steps to monitor and maintain appropriate internal control over financial reporting during these implementations and will continue to evaluate these controls for effectiveness.
There have not been any other changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Initiatives to Upgrade Our Business Processes and Information Technology Systems Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement and information technology initiatives intended to optimize our operational and financial performance. Our current initiatives include investment in our information technology systems to support the growth and expansion of our DTC businesses, for example our C1 and X1 initiatives, as well as continued optimization of and upgrades to our integrated enterprise resource planning software solutions and other complementary information technology systems, which support our supply chain, product design and development processes, corporate administrative functions, go-to-market strategies, DTC strategies and operations, and business reporting and analytics. Implementation of and upgrades to these solutions and systems are highly dependent on coordination of numerous employees, contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion of these initiatives, and the failure of any aspect could have a material adverse effect on the functionality of our overall information technology systems. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, excess inventory, interruptions of DTC operations, decreases in productivity as our personnel implement and become familiar with new systems, increased costs, and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing new or upgraded information systems or significant system failures, including system outages, delayed implementation and loss of system availability, could disrupt our operations and have a material adverse effect on our financial condition, results of operations or cash flows.
These implementations have a pervasive effect on our business processes and information systems across a significant portion of our operations. As a result, we are undergoing significant changes in our operational processes and internal controls as our implementations progress, which in turn require significant change management, including training of and testing by our personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes, and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. Furthermore, time spent by personnel related to these implementations may have an adverse effect on the overall availability to focus on other ongoing projects. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our financial condition, results of operations or cash flows.
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
We Depend on Contract Manufacturers
Our products are manufactured by contract manufacturers worldwide. Although we enter into purchase order commitments with these contract manufacturers each season, we generally do not maintain long-term manufacturing commitments with them, and various factors could interfere with our ability to source our products. Without long-term or reserve commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing if growth or product demand differs from our forecasts. Contract manufacturers may fail to perform as expected or our competitors may obtain production capacities that effectively limit or eliminate the availability of these resources to us. Adverse developments in trade or political relations with China or other countries where we source our products are increasingly likely to impact our ability to source product from such locations, as well as require us to source product from countries with which we have had limited or no historical sourcing activities. If a contract manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, we could experience supply disruptions that would hinder our ability to satisfy demand through our DTC businesses, and we may miss delivery deadlines or incur additional costs, which may cause our wholesale or distributor customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase prices, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We also have license agreements that permit unaffiliated parties to manufacture or contract to manufacture products using our trademarks. We impose standards of manufacturing practices on our contract manufacturers and licensees for the benefit of workers and require compliance with our restricted substances list and product safety and other applicable environmental, health and safety laws. We also require our contract manufacturers and licensees to impose these practices, standards and laws on their contractors. If a contract manufacturer, licensee or subcontractor violates labor or other laws or engages in practices that are not generally accepted as safe or ethical, the manufacturer, licensee or subcontractor or its respective employees may suffer serious injury due to industrial accidents, the manufacturer may suffer disruptions to its operations due to work stoppages or employee protests, and we may experience production disruptions, lost sales or significant negative publicity that could result in long-term damage to our reputation. In some circumstances, parties may assert that we are liable for our independent manufacturers', licensees' or subcontractors' labor and operational practices, which could have a material adverse effect on our brand image and our financial condition, results of operations or cash flows, particularly if such assertions are successful.
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
In the U.S., the current administration has publicly supported trade proposals, including recently established tariffs and proposed tariffs on U.S. products imported from China, modifications to international trade policy, and other changes that may affect U.S. trade relations with other countries. Whether any future changes will occur and what impact they may have on U.S. international trade relationships is unknown. However, any such changes may adversely affect our business and may require us to significantly modify our current business practices or may otherwise materially and adversely affect our business.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 through April 30, 2019	158,810	$101.33	158,810	$301,172,000
May 1, 2019 through May 31, 2019	613,781	96.02	613,781	242,237,000
June 1, 2019 through June 30, 2019	64,700	97.76	64,700	235,912,000
Total	837,291	$97.16	837,291	$235,912,000
(1) Since the inception of the Company's stock repurchase plan, our Board of Directors has authorized the repurchase of $1.10 billion of our common stock. As of June 30, 2019, we had repurchased 25.0 million shares under this program at an aggregate purchase price of $864.1 million. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 6.    EXHIBITS

(a)	Exhibits

10.1
Amended and Restated Credit Agreement dated April 17, 2019, among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on April 22, 2019) (File No. 0-23939)

+	10.2	Form of Long-Term Incentive Cash Award Agreement for cash awards granted under the 1997 Stock Incentive Plan of Columbia Sportswear Company, for cash awards granted on or after January 24, 2019.

	31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

	31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Senior Vice President, Chief Financial Officer

	32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

	32.2	Section 1350 Certification of Jim A. Swanson, Senior Vice President, Chief Financial Officer

	101	INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101	SCH XBRL Taxonomy Extension Schema Document

	101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

	101	DEF XBRL Taxonomy Extension Definition Linkbase Document

	101	LAB XBRL Taxonomy Extension Label Linkbase Document

	101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

+	Management Contract or Compensatory Plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
August 1, 2019	/s/ JIM A. SWANSON
Jim A. Swanson
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)