Form 10-Q
period 2019-09-30
COLUMBIA SPORTSWEAR CO
filed 2019-11-07
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on October 25, 2019 was 67,525,997.

COLUMBIA SPORTSWEAR COMPANY
SEPTEMBER 30, 2019

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2019	December 31, 2018	September 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents (Note 16)	$239,311	$437,825	$182,175
Restricted cash (Note 17)	—	13,970	13,970
Short-term investments (Note 16)	1,477	262,802	269,313
Accounts receivable, net of allowance of $9,672, $11,051, and $9,176, respectively	646,414	449,382	552,442
Inventories	717,396	521,827	617,194
Prepaid expenses and other current assets	94,253	79,500	77,763
Total current assets	1,698,851	1,765,306	1,712,857
Property, plant and equipment, at cost, net of accumulated depreciation of $515,300, $489,354, and $483,857, respectively	349,302	291,596	284,744
Operating lease right-of-use assets (Note 8)	389,558	—	—
Intangible assets, net (Note 5)	124,340	126,575	127,320
Goodwill	68,594	68,594	68,594
Deferred income taxes	80,193	78,155	68,913
Other non-current assets	40,242	38,495	36,911
Total assets	$2,751,080	$2,368,721	$2,299,339
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings (Note 6)	$—	$—	$8,311
Accounts payable	201,806	274,435	237,344
Accrued liabilities (Note 7)	279,932	275,684	255,682
Operating lease liabilities (Note 8)	62,756	—	—
Income taxes payable	13,653	22,763	8,247
Total current liabilities	558,147	572,882	509,584
Non-current operating lease liabilities (Note 8)	366,515	—	—
Income taxes payable	48,619	50,791	62,090
Deferred income taxes	7,711	9,521	13
Other long-term liabilities	22,982	45,214	46,056
Total liabilities	1,003,974	678,408	617,743
Commitments and contingencies (Note 9)
Columbia Sportswear Company Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 67,562, 68,246, and 69,270, issued and outstanding, respectively (Note 10)	—	—	210
Retained earnings	1,754,379	1,677,920	1,669,390
Accumulated other comprehensive loss (Note 13)	(7,273)	(4,063)	(4,235)
Total Columbia Sportswear Company shareholders' equity	1,747,106	1,673,857	1,665,365
Non-controlling interest (Note 4)	—	16,456	16,231
Total equity	1,747,106	1,690,313	1,681,596
Total liabilities and equity	$2,751,080	$2,368,721	$2,299,339
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$906,793	$795,801	$2,087,611	$1,884,728
Cost of sales	460,098	412,098	1,050,596	972,966
Gross profit	446,695	383,703	1,037,015	911,762
Selling, general and administrative expenses	299,249	259,267	791,767	724,827
Net licensing income	4,569	4,708	11,090	11,279
Income from operations	152,015	129,144	256,338	198,214
Interest income, net	1,399	2,524	7,370	7,748
Other non-operating income (expense), net	(563)	736	915	372
Income before income tax	152,851	132,404	264,623	206,334
Income tax expense	(33,593)	(30,029)	(48,159)	(44,735)
Net income	119,258	102,375	216,464	161,599
Net income attributable to non-controlling interest	—	2,223	—	6,603
Net income attributable to Columbia Sportswear Company	$119,258	$100,152	$216,464	$154,996
Earnings per share attributable to Columbia Sportswear Company (Note 12):
Basic	$1.76	$1.44	$3.19	$2.22
Diluted	$1.75	$1.42	$3.15	$2.19
Weighted average shares outstanding (Note 12):
Basic	67,593	69,589	67,935	69,895
Diluted	68,180	70,357	68,620	70,685
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$119,258	$102,375	$216,464	$161,599
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, net	—	(162)	56	(158)
Unrealized gains on derivative transactions (net of tax effects of $(801), $(1,062), $(369), and $(6,036), respectively)	2,414	2,896	1,866	18,542
Foreign currency translation adjustments (net of tax effects of $1,560, $(39), $2,447 and $1,780, respectively)	(8,389)	(562)	(5,033)	(12,565)
Other comprehensive income (loss)	(5,975)	2,172	(3,111)	5,819
Comprehensive income	113,283	104,547	213,353	167,418
Comprehensive income attributable to non-controlling interest	—	2,256	—	7,255
Comprehensive income attributable to Columbia Sportswear Company	$113,283	$102,291	$213,353	$160,163
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$216,464	$161,599
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization, and non-cash lease expense	88,775	43,544
Loss on disposal or impairment of property, plant, and equipment	4,866	1,979
Deferred income taxes	(3,157)	2,103
Stock-based compensation	13,159	10,247
Changes in operating assets and liabilities:
Accounts receivable	(199,416)	(125,433)
Inventories	(198,999)	(188,544)
Prepaid expenses and other current assets	(12,596)	(7,968)
Other assets	(3,981)	(9,782)
Accounts payable	(65,191)	(14,263)
Accrued liabilities	6,497	38,193
Income taxes payable	(11,286)	(7,200)
Operating lease assets and liabilities	(39,010)	—
Other liabilities	5,716	(2,541)
Net cash used in operating activities	(198,159)	(98,066)
Cash flows from investing activities:
Purchases of short-term investments	(181,257)	(426,278)
Sales and maturities of short-term investments	445,501	252,727
Capital expenditures	(104,527)	(45,189)
Proceeds from sale of property, plant, and equipment	—	18
Net cash provided by (used in) investing activities	159,717	(218,722)
Cash flows from financing activities:
Proceeds from credit facilities	74,053	36,051
Repayments on credit facilities	(74,053)	(27,740)
Proceeds from issuance of common stock related to stock-based compensation	17,687	16,508
Tax payments related to stock-based compensation	(5,739)	(4,221)
Repurchase of common stock	(116,239)	(107,222)
Purchase of non-controlling interest	(17,880)	—
Cash dividends paid	(48,917)	(46,160)
Cash dividends paid to non-controlling interest	—	(19,949)
Net cash used in financing activities	(171,088)	(152,733)
Net effect of exchange rate changes on cash	(2,954)	(7,500)
Net decrease in cash, cash equivalents and restricted cash	(212,484)	(477,021)
Cash, cash equivalents and restricted cash, beginning of period	451,795	673,166
Cash, cash equivalents and restricted cash, end of period	$239,311	$196,145
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$73,413	$47,041
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$11,638	$7,380
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30, 2019
	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, JUNE 30, 2019	67,586	$100	$1,656,392	$(1,298)	$—	$1,655,194
Net income	—	—	119,258	—	—	119,258
Other comprehensive income (loss):
Unrealized holding gains on derivative transactions, net	—	—	—	2,414	—	2,414
Foreign currency translation adjustment, net	—	—	—	(8,389)	—	(8,389)
Cash dividends ($0.24 per share)	—	—	(16,231)	—	—	(16,231)
Issuance of common stock related to stock-based compensation, net	135	6,251	—	—	—	6,251
Stock-based compensation expense	—	4,378	—	—	—	4,378
Repurchase of common stock	(159)	(10,729)	(5,040)	—	—	(15,769)
BALANCE, SEPTEMBER 30, 2019	67,562	$—	$1,754,379	$(7,273)	$—	$1,747,106

	Three Months Ended September 30, 2018
	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, JUNE 30, 2018	69,988	$23,162	$1,623,612	$(6,374)	$13,975	$1,654,375
Net income	—	—	100,152	—	2,223	102,375
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities, net	—	—	—	(162)	—	(162)
Unrealized holding gains on derivative transactions, net	—	—	—	2,352	544	2,896
Foreign currency translation adjustment, net	—	—	—	(51)	(511)	(562)
Cash dividends ($0.22 per share)	—	—	(15,304)	—	—	(15,304)
Issuance of common stock related to stock-based compensation, net	42	1,446	—	—	—	1,446
Stock-based compensation expense	—	3,648	—	—	—	3,648
Repurchase of common stock	(760)	(28,046)	(39,070)	—	—	(67,116)
BALANCE, SEPTEMBER 30, 2018	69,270	$210	$1,669,390	$(4,235)	$16,231	$1,681,596
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
(Unaudited)

	Nine months ended September 30, 2019
	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2018	68,246	$—	$1,677,920	$(4,063)	$16,456	$1,690,313
Net income	—	—	216,464	—	—	216,464
Purchase of non-controlling interest	—	—	—	(99)	(16,456)	(16,555)
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	56	—	56
Unrealized holding gains on derivative transactions, net	—	—	—	1,866	—	1,866
Foreign currency translation adjustment, net	—	—	—	(5,033)	—	(5,033)
Cash dividends ($0.72 per share)	—	—	(48,917)	—	—	(48,917)
Issuance of common stock related to stock-based compensation, net	507	11,948	—	—	—	11,948
Stock-based compensation expense	—	13,159	—	—	—	13,159
Repurchase of common stock	(1,191)	(25,107)	(91,088)	—	—	(116,195)
BALANCE, SEPTEMBER 30, 2019	67,562	$—	$1,754,379	$(7,273)	$—	$1,747,106

	Nine Months Ended September 30, 2018
	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2017	69,995	$45,829	$1,585,009	$(8,887)	$30,308	$1,652,259
Net income	—	—	154,996	—	6,603	161,599
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities, net	—	—	—	(158)	—	(158)
Unrealized holding gains on derivative transactions, net	—	—	—	17,472	1,070	18,542
Foreign currency translation adjustment, net	—	—	—	(12,147)	(418)	(12,565)
Dividends to non-controlling interest	—	—	—	—	(21,332)	(21,332)
Adoption of new accounting standards	—	—	14,615	(515)	—	14,100
Cash dividends ($0.66 per share)	—	—	(46,160)	—	—	(46,160)
Issuance of common stock related to stock-based compensation, net	535	12,286	—	—	—	12,286
Stock-based compensation expense	—	10,247	—	—	—	10,247
Repurchase of common stock	(1,260)	(68,152)	(39,070)	—	—	(107,222)
BALANCE, SEPTEMBER 30, 2018	69,270	$210	$1,669,390	$(4,235)	$16,231	$1,681,596
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries and entities in which it maintains a controlling financial interest, the "Company") and in the opinion of management include all normal recurring material adjustments necessary to present fairly the Company's financial position as of September 30, 2019, December 31, 2018 and September 30, 2018, and the results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The December 31, 2018 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
In accordance with the Disclosure Modernization and Simplification final rule issued by the Securities and Exchange Commission ("SEC") and effective for the Company beginning in the first quarter of 2019, a reconciliation of the changes of shareholders' equity is presented for all periods for which the results of operations are presented.
Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934 for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
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

Recent Accounting Pronouncements Not Yet Adopted
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which clarifies certain aspects of accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. Under the ASU, an entity would expense costs incurred in the preliminary-project and post-implementation-operation stages. The entity would also capitalize certain costs incurred during the application-development stage, as well as certain costs related to enhancements. The ASU does not change the accounting for the service component of a CCA. This standard is effective beginning in the first quarter of 2020, with early adoption permitted. The Company is planning to adopt the standard using the prospective method and is currently evaluating the impact this accounting standard will have on the Company's financial position, results of operations or cash flows.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables disaggregate the Company's operating segment Net sales by product category and sales channel, which the Company believes provide a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended September 30, 2019
(in thousands)	United States	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$459,633	$93,486	$66,058	$65,532	$684,709
Footwear	121,630	29,760	38,345	32,349	222,084
Total	$581,263	$123,246	$104,403	$97,881	$906,793
Sales channel net sales
Wholesale	$396,275	$77,934	$91,329	$86,993	$652,531
Direct-to-consumer	184,988	45,312	13,074	10,888	254,262
Total	$581,263	$123,246	$104,403	$97,881	$906,793

	Three Months Ended September 30, 2018
(in thousands)	United States	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$406,474	$92,869	$63,950	$54,294	$617,587
Footwear	89,687	25,510	36,401	26,616	178,214
Total	$496,161	$118,379	$100,351	$80,910	$795,801
Sales channel net sales
Wholesale	$320,102	$72,121	$87,434	$70,099	$549,756
Direct-to-consumer	176,059	46,258	12,917	10,811	246,045
Total	$496,161	$118,379	$100,351	$80,910	$795,801

	Nine months ended September 30, 2019
(in thousands)	United States	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,081,942	$267,919	$183,168	$109,909	$1,642,938
Footwear	227,072	89,800	84,110	43,691	444,673
Total	$1,309,014	$357,719	$267,278	$153,600	$2,087,611
Sales channel net sales
Wholesale	$756,558	$200,083	$231,219	$124,119	$1,311,979
Direct-to-consumer	552,456	157,636	36,059	29,481	775,632
Total	$1,309,014	$357,719	$267,278	$153,600	$2,087,611

	Nine Months Ended September 30, 2018
(in thousands)	United States	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$970,194	$263,849	$168,306	$99,854	$1,502,203
Footwear	168,981	86,983	88,806	37,755	382,525
Total	$1,139,175	$350,832	$257,112	$137,609	$1,884,728
Sales channel net sales
Wholesale	$636,108	$192,967	$223,018	$109,324	$1,161,417
Direct-to-consumer	503,067	157,865	34,094	28,285	723,311
Total	$1,139,175	$350,832	$257,112	$137,609	$1,884,728

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the fourth quarter of 2018, the Company determined that it had understated wholesale and overstated direct-to-consumer ("DTC") net sales by $5.0 million and $11.5 million in the LAAP segment for the three and nine months ended September 30, 2018, respectively, with no effect on LAAP segment total net sales. The Company assessed the significance of the misclassifications and concluded that they were not material to any prior periods. As a result, the LAAP segment wholesale and DTC net sales for the three and nine months ended September 30, 2018 in the table above have been revised from amounts previously reported to correct the misclassifications. These corrections had no effect on the Company's Condensed Consolidated Statements of Operations.
Performance Obligations
For the three and nine months ended September 30, 2019 and 2018, Net sales recognized from performance obligations related to prior periods was not material. Net sales expected to be recognized in any future period related to remaining performance obligations are not material.
Contract Balances
As of September 30, 2019, December 31, 2018 and September 30, 2018, contract liabilities recorded as Accrued liabilities on the Condensed Consolidated Balance Sheets, which consisted of obligations associated with our gift card and customer loyalty programs, were not material.
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
NOTE 5—INTANGIBLE ASSETS, NET
The following table summarizes the Company's identifiable Intangible assets, net balance:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(12,979)	(11,981)	(11,649)
Customer relationships	(15,300)	(14,063)	(13,650)
Total accumulated amortization	(28,279)	(26,044)	(25,299)
Net carrying amount	8,919	11,154	11,899
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$124,340	$126,575	$127,320

Amortization expense for intangible assets subject to amortization was $0.7 million for each of the three months ended September 30, 2019 and 2018 and was $2.2 million for each of the nine months ended September 30, 2019 and 2018.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Annual amortization expense is estimated to be as follows for the years 2019 through 2023:

(in thousands)
2019	$2,980
2020	2,537
2021	1,650
2022	1,650
2023	1,650

NOTE 6—SHORT-TERM BORROWINGS AND CREDIT LINES
The Company had an unsecured, committed revolving line of credit agreement, maturing on July 1, 2021, with monthly variable commitments available for funding that, as of March 31, 2019, averaged $100.0 million over the course of a calendar year. At December 31, 2018 and September 30, 2018, the Company was in compliance with all associated covenants, and there was no balance outstanding under this line of credit. In April 2019, the Company amended and restated its unsecured, committed revolving line of credit agreement to reduce the monthly variable commitments available for funding to an average of $50.0 million over the course of a calendar year. The maturity date of this amended and restated agreement is August 1, 2023. Interest, payable monthly, continues to be based on the Company's applicable funded debt ratio, which could range from USD LIBOR plus 87.5 basis points to USD LIBOR plus 162.5 basis points. The amended and restated agreement requires the Company to comply with certain financial covenants covering the Company's funded debt ratio and interest coverage ratio, and eliminates the previous requirements that covered net income, fixed coverage ratio and borrowing basis. If the Company is in default, it is prohibited from paying dividends or repurchasing common stock. At September 30, 2019, the Company was in compliance with all associated covenants, and there was no balance outstanding under this line of credit.
The Company's European subsidiary has available two separate unsecured and uncommitted lines of credit guaranteed by the Company providing for borrowing up to a maximum of €25.8 million and €5.0 million, respectively (combined approximately US$33.7 million), at September 30, 2019. The line of credit with a maximum borrowing of €5.0 million accrues interest based on the Euro Overnight Index Average plus 75 basis points. During the first quarter of 2019, the interest rate on the line of credit with a maximum borrowing of €25.8 million was modified to accrue interest based on the European Central Bank refinancing rate plus 75.0 basis points. There was no balance outstanding under either of these lines of credit at September 30, 2019, December 31, 2018 and September 30, 2018.
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
A reconciliation of product warranties is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$13,186	$11,857	$13,186	$12,339
Provision for warranty claims	645	555	3,140	2,997
Warranty claims	(440)	(378)	(2,899)	(3,088)
Other	(180)	50	(216)	(164)
Balance at end of period	$13,211	$12,084	$13,211	$12,084

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
Variable lease payments associated with the Company's leases are recognized upon occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Variable lease payments are presented in the Company's Condensed Consolidated Statements of Operations in the same line item as expense arising from fixed lease payments.
Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
The components of lease cost for the three and nine months ended September 30, 2019 were as follows:

(in thousands)	Three Months Ended	Nine Months Ended
Operating lease cost	$20,072	$57,592
Variable lease cost	12,676	38,572
Short term lease cost	3,442	5,614
	$36,190	$101,778
Supplemental cash flow information related to leases for the nine months ended September 30, 2019 is as follows:

(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$56,843
Operating lease liabilities arising from obtaining ROU assets (1)	$467,075
(1) Includes amount initially capitalized in conjunction with the adoption of ASC 842.
Amounts disclosed for lease liabilities arising from obtaining ROU assets include amounts added to the carrying amount of lease liabilities resulting from lease modifications and reassessments.
Supplemental balance sheet information related to leases as of September 30, 2019 is as follows:

Weighted average remaining lease term	6.99 years
Weighted average discount rate	3.89%

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of September 30, 2019, future maturities of lease liabilities are as follows:

(in thousands)
2019	$20,119
2020	76,258
2021	68,625
2022	63,532
2023	58,579
Thereafter	212,496
Total lease payments	499,609
Less: imputed interest	(70,338)
Total lease liabilities	429,271
Less: current obligations	(62,756)
Long-term lease obligations	$366,515

As of September 30, 2019, the Company has additional operating lease commitments that have not yet commenced of $13.6 million. These leases will commence in 2019 and 2020 with lease terms of 1 to 11 years.
Disclosures related to periods prior to adoption of ASC 842
Information on rent expense for the three and nine months ended September 30, 2018 was as follows:

(in thousands)	Three Months Ended	Nine Months Ended
Rent expense included in SG&A expense	$32,058	$96,370
Rent expense included in Cost of sales	448	1,257
	$32,506	$97,627

Future minimum payments determined under the previous accounting standards for all lease obligations, including rent escalation clauses and committed leases that had not yet commenced, at December 31, 2018, were as follows:

(in thousands)
2019	$72,280
2020	65,379
2021	57,460
2022	52,607
2023	47,837
Thereafter	155,897
$451,460

NOTE 9—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders and other commitments for raw materials and sourced apparel, footwear, accessories, and equipment. At September 30, 2019, inventory purchase obligations were $356.5 million.
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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 10—SHAREHOLDERS' EQUITY
Shares of the Company's common stock may be repurchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. Shares repurchased generally settle subsequent to their trade date. During the three and nine months ended September 30, 2019, the Company repurchased an aggregate of $15.8 million and $116.2 million, respectively, of common stock under the stock repurchase plan authorized by the Company's Board of Directors. During the three and nine months ended September 30, 2018, the Company repurchased an aggregate of $67.1 million and $107.2 million, respectively, of common stock under the stock repurchase plan.
NOTE 11—STOCK-BASED COMPENSATION
The Company's stock incentive plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based or cash-based awards. See Note 16 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for additional information concerning its stock-based compensation.
Stock-based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Stock options	$1,509	$1,277	$4,600	$3,571
Restricted stock units	2,869	2,371	8,559	6,676
Total	$4,378	$3,648	$13,159	$10,247

Stock Options
During the nine months ended September 30, 2019, the Company granted a total of 394,730 stock options at a weighted average grant date fair value of $22.53. At September 30, 2019, unrecognized costs related to outstanding stock options totaled $11.6 million, before any related tax benefit. The unrecognized costs related to stock options are amortized over the related vesting period using the straight-line attribution method. Unrecognized costs related to stock options at September 30, 2019 are expected to be recognized over a weighted average period of 2.39 years.
Restricted Stock Units
During the nine months ended September 30, 2019, the Company granted 169,134 restricted stock units at an estimated average grant date fair value of $95.47. At September 30, 2019, unrecognized costs related to outstanding restricted stock units totaled $21.8 million, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at September 30, 2019 are expected to be recognized over a weighted average period of 2.30 years.
NOTE 12—EARNINGS PER SHARE
Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Weighted average shares of common stock outstanding, used in computing basic earnings per share	67,593	69,589	67,935	69,895
Effect of dilutive stock options and restricted stock units	587	768	685	790
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	68,180	70,357	68,620	70,685
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$1.76	$1.44	$3.19	$2.22
Diluted	$1.75	$1.42	$3.15	$2.19

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock options, service-based restricted stock units, and performance-based restricted stock representing 440,993 and 240,357 shares of common stock for the three months ended September 30, 2019 and 2018, respectively, and 378,617 and 349,381 shares of common stock for the nine months ended September 30, 2019 and 2018, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method, or because the shares were subject to performance conditions that had not been met.
NOTE 13—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss, net of applicable taxes, reported on the Company's Condensed Consolidated Balance Sheets consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the three months ended September 30, 2019:

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at June 30, 2019	$(4)	$11,317	$(12,611)	$(1,298)
Other comprehensive income (loss) before reclassifications	—	6,315	(8,389)	(2,074)
Amounts reclassified from accumulated other comprehensive loss	—	(3,901)	—	(3,901)
Net other comprehensive income (loss) income during the period	—	2,414	(8,389)	(5,975)
Balance at September 30, 2019	$(4)	$13,731	$(21,000)	$(7,273)
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the three months ended September 30, 2018:

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at June 30, 2018	$—	$3,889	$(10,263)	$(6,374)
Other comprehensive income (loss) before reclassifications	(162)	541	(51)	328
Amounts reclassified from accumulated other comprehensive loss	—	1,811	—	1,811
Net other comprehensive income (loss) during the period	(162)	2,352	(51)	2,139
Balance at September 30, 2018	$(162)	$6,241	$(10,314)	$(4,235)
The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the nine months ended September 30, 2019:

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2018	$(60)	$11,964	$(15,967)	$(4,063)
Other comprehensive income (loss) before reclassifications	56	9,119	(5,033)	4,142
Amounts reclassified from accumulated other comprehensive loss	—	(7,253)	—	(7,253)
Net other comprehensive income (loss) during the period	56	1,866	(5,033)	(3,111)
Purchase of non-controlling interest	—	(99)	—	(99)
Balance at September 30, 2019	$(4)	$13,731	$(21,000)	$(7,273)

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth the changes in accumulated other comprehensive loss attributable to Columbia Sportswear Company, net of tax, for the nine months ended September 30, 2018:

	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2017	$(4)	$(10,716)	$1,833	$(8,887)
Other comprehensive income (loss) before reclassifications	(158)	16,088	(12,147)	3,783
Amounts reclassified from accumulated other comprehensive loss	—	1,384	—	1,384
Net other comprehensive income (loss) during the period	(158)	17,472	(12,147)	5,167
Adoption of ASU 2017-12	—	(515)	—	(515)
Balance at September 30, 2018	$(162)	$6,241	$(10,314)	$(4,235)

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
The geographic distribution of the Company's Net sales and Income from operations in the Condensed Consolidated Statements of Operations are summarized in the following table for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net sales to unrelated entities:
United States	$581,263	$496,161	$1,309,014	$1,139,175
LAAP	123,246	118,379	357,719	350,832
EMEA	104,403	100,351	267,278	257,112
Canada	97,881	80,910	153,600	137,609
	$906,793	$795,801	$2,087,611	$1,884,728
Segment income from operations:
United States	$156,190	$125,862	$298,366	$243,332
LAAP	17,081	17,183	53,822	51,548
EMEA	18,162	14,782	36,905	26,328
Canada	27,024	17,944	30,417	21,236
Total segment income from operations	218,457	175,771	419,510	342,444
Unallocated corporate expenses	(66,442)	(46,627)	(163,172)	(144,230)
Interest income, net	1,399	2,524	7,370	7,748
Other non-operating income (expense)	(563)	736	915	372
Income before income taxes	$152,851	$132,404	$264,623	$206,334

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
In addition, during the fourth quarter of 2018, the Company determined that it had incorrectly allocated certain amounts of operating income to its United States segment, resulting in the overstatement of both total segment income from operations and unallocated corporate expenses by $4.5 million and $10.8 million for the three and nine months ended September 30, 2018, respectively. The Company assessed the significance of the misclassifications and concluded that they were not material to any prior periods. As a result, the United States and total segment income

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

from operations as well as unallocated corporate expenses for the three and nine months ended September 30, 2018 in the table above have been revised from amounts previously reported to correct the misclassifications. These corrections had no effect on the Company's Condensed Consolidated Statements of Operations.
Concentrations
No single customer that accounted for 10% or more of Accounts receivable, net of allowance on the Condensed Consolidated Balance Sheets as of September 30, 2019 or 2018. The Company had one customer that accounted for 11.6% of Accounts receivable, net of allowance as of December 31, 2018. No single customer accounted for 10% or more of Net sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 or 2018.
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated U.S. dollar inventory purchases. Subsidiaries that use U.S. dollars and euros as their functional currency also have non-functional currency denominated sales for which the Company hedges the Canadian dollar and Great British pound. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, prior to June 2019, the time value components ("forward points") were excluded from the determination of hedge effectiveness and included in current period Cost of sales for hedges of anticipated U.S. dollar inventory purchases and in Net sales for hedges of anticipated non-functional currency denominated sales on a straight-line basis over the life of the contract. Effective June 2019, the forward points are now included in the fair value of the cash flow hedge on a prospective basis. These costs or benefits will be included in Accumulated other comprehensive income until the underlying hedge transaction is recognized in either Net sales or Cost of sales, at which time, the forward points will also be recognized as a component of Net income. Hedge ineffectiveness was not material during the three and nine months ended September 30, 2019 and 2018.
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
The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$412,041	$399,348	$434,738
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	235,945	379,701	289,772

At September 30, 2019, $11.9 million of deferred net gains on both outstanding and matured derivatives recorded in Other comprehensive income are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the Condensed Consolidated Statements of Operations. Actual amounts ultimately reclassified to Net sales or Cost of sales in the Condensed Consolidated Statements of Comprehensive Income are dependent on U.S. dollar exchange rates in effect against the euro, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At September 30, 2019, the Company's derivative contracts had a remaining maturity of less than four years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $7.0 million at September 30, 2019. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

separate derivative transactions or net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	September 30, 2019	December 31, 2018	September 30, 2018
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$16,603	$11,818	$7,262
Currency forward contracts	Other non-current assets	4,830	9,922	7,963
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	201	47	584
Currency forward contracts	Other long-term liabilities	109	1	—
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	1,857	1,797	865
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	320	970	154
The following table presents the statement of operations effect and classification of derivative instruments:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2019	2018	2019	2018
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income (loss), net of tax	—	$6,315	$866	$9,119	$16,493
Gain reclassified from accumulated other comprehensive loss to income for the effective portion	Net sales	172	17	282	41
Gain (loss) reclassified from accumulated other comprehensive loss to income for the effective portion	Cost of sales	5,087	(4,192)	7,208	(7,796)
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	—	4	(31)	16
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	—	1,637	2,380	5,458
Derivative instruments not designated as cash flow hedges:
Gain recognized in income	Other non-operating income (expense), net	1,855	372	1,281	2,606

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
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$72,941	$—	$—	$72,941
Other short-term investments:
Mutual fund shares	1,477	—	—	1,477
Other current assets:
Derivative financial instruments (Note 15)	—	18,460	—	18,460
Other non-current assets:
Money market funds	1,528	—	—	1,528
Mutual fund shares	11,362	—	—	11,362
Derivative financial instruments (Note 15)	—	4,830	—	4,830
Total assets measured at fair value	$87,308	$23,290	$—	$110,598
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 15)	$—	$521	$—	$521
Other long-term liabilities:
Derivative financial instruments (Note 15)	—	109	—	109
Total liabilities measured at fair value	$—	$630	$—	$630
(1) Investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$122,237	$—	$—	$122,237
U.S. Government treasury bills	—	39,952	—	39,952
Available-for-sale short-term investments (1)
U.S. Government treasury bills	—	261,602	—	261,602
Other short-term investments:
Mutual fund shares	1,200	—	—	1,200
Other current assets:
Derivative financial instruments (Note 15)	—	13,615	—	13,615
Other non-current assets:
Money market funds	869	—	—	869
Mutual fund shares	8,606	—	—	8,606
Derivative financial instruments (Note 15)	—	9,922	—	9,922
Total assets measured at fair value	$132,912	$325,091	$—	$458,003
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 15)	$—	$1,017	$—	$1,017
Other long-term liabilities:
Derivative financial instruments (Note 15)	—	1	—	1
Total liabilities measured at fair value	$—	$1,018	$—	$1,018
(1) Investments have remaining maturities of less than one year.
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$70,573	$—	$—	$70,573
Available-for-sale short-term investments (1):
U.S. Government treasury bills	—	267,861	—	267,861
Other short-term investments:
Mutual funds shares	1,452	—	—	1,452
Other current assets:
Derivative financial instruments (Note 15)	—	8,127	—	8,127
Other non-current assets:
Mutual fund shares	9,950	—	—	9,950
Derivative financial instruments (Note 15)	—	7,963	—	7,963
Total assets measured at fair value	$81,975	$283,951	$—	$365,926
Liabilities:
Accrued liabilities:
Derivative financial instruments (Note 15)	$—	$738	$—	$738
Total liabilities measured at fair value	$—	$738	$—	$738

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

COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Non-recurring Fair Value Measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2019, December 31, 2018 or September 30, 2018.
NOTE 17—RELATED PARTY TRANSACTIONS
As described in Note 4, prior to January 2, 2019, the Company owned a 60% controlling interest in a joint venture formed with Swire, which was a related party. The joint venture arrangement involved Transition Services Agreements ("TSAs") with Swire, under which Swire provided administrative and information technology services to the joint venture. The fees incurred for these services by the joint venture were immaterial during the three and nine months ended September 30, 2018. In addition, the joint venture paid Swire sourcing fees related to the purchase of certain inventory. These sourcing fees were capitalized into Inventories and charged to Cost of sales as the inventories were sold.
In addition to the transactions described above, Swire is also a third-party distributor of the Company's brands in certain regions outside of mainland China and purchases products from the Company under the Company's third-party distributor terms and pricing.
The China joint venture declared a cash dividend of RMB341.3 million (approximately US$53.3 million) in June 2018 to stockholders of record as of June 14, 2018 and paid the dividend in the third quarter of 2018. The dividend paid to Swire was RMB136.5 million (approximately US$21.3 million at the date of declaration, which equated to approximately US$20.0 million on the date of payment). The dividend paid to the Company of $32.0 million was eliminated in consolidation. In addition, in September 2018, the Company and Swire entered into an EITA, under which the Company committed to buy out the 40% non-controlling interest in the joint venture. The buyout was subject to various terms and conditions. As part of the buyout arrangement, in September 2018 the Company placed $14.0 million in an escrow account as a portion of the funds needed to complete the buyout in early 2019. The escrow amount was shown as Restricted cash on the Condensed Consolidated Balance Sheets at December 31, 2018 and September 30, 2018.
On January 2, 2019, the buyout transaction closed, and Swire was no longer considered to be a related party. Pursuant to the terms of the buyout arrangement, the escrow balance of $14.0 million was paid to Swire. In April 2019, the Company remitted a final payment of $3.9 million to Swire, based on the final outcome of certain accounting estimates associated with the China joint venture. As a result of the buyout, beginning in 2019, the condensed consolidated financial statements of the Company do not separately reflect amounts related to the non-controlling interest.
NOTE 18—INCOME TAXES
For the three months ended September 30, 2019 and 2018, the effective income tax rates were 22.0% and 22.7%, respectively. For the nine months ended September 30, 2019 and 2018, the effective income tax rates were 18.2% and 21.7%, respectively. The effective income tax rate for the nine months ended September 30, 2019 was impacted by discrete items, primarily the passage of a Swiss tax reform package in May 2019, which resulted in a $6.6 million second-quarter tax benefit related to the revaluation of the Company’s Swiss deferred tax assets at a higher rate.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets or segments, profitability and the effect of specified factors on profitability for 2019, expenses, sourcing costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business and strategic priorities and the expected timing and effects of such investments, including investments in and implementation of our information technology ("IT") systems, intellectual property, other disputes, our DTC businesses, including planned store additions, access to raw materials and factory capacity, financing, and working capital requirements and resources, planned capital expenditures, ability to meet our liquidity needs, plans to pay future cash dividends to our shareholders and the funding of such dividends, effects of the Tax Cuts and Jobs Act (the "TCJA") and the adoption of new accounting standards, income tax rates and pre-tax income, results of any tax audit, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
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
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. In 2018, approximately 60% of our net sales and approximately 80% of our operating income were realized in the second half of the year, illustrating our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs. Due to the earlier shipment of Fall 2019 wholesale orders in the third quarter of 2019, we expect a shift of profitability, with a greater portion of the second half of 2019 financial results moving into the third quarter from the fourth quarter compared to the second half of 2018.
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

•	Growth, performance and profitability of our global DTC operations;

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

•	Our ability to effectively manage inventory, including liquidating excess inventory timely and profitably through wholesale closeouts and DTC outlet stores;

•	Difficult economic, geopolitical and competitive environments in certain key markets globally, coupled with increasing global economic uncertainty;

•	Impacts of recent changes to, further changes to, and uncertainty surrounding tariffs or international trade policy;

•	The implementation and stability of our global DTC and e-commerce platforms and continued optimization of our enterprise resource planning platform;

•	Execution of our strategic initiatives and related business process and system changes across our business, including our supply chain, as well as other capability development;

•	The financial value capture associated with and resulting from Project CONNECT;

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
Consumer-First Platform ("C1")
During 2017, we commenced investment in our C1 initiative, which encompasses the global retail platform and IT systems to support the growth and continued development of our omnichannel capabilities. The objective of this initiative is consistent with our strategic priorities to deliver an enhanced consumer experience and to modernize and standardize our processes and systems to enable us to better anticipate and deliver against the needs of our consumers. In the quarter ended September 30, 2019, we rolled out the C1 platform to 140 of our stores in North America, including all Columbia, SOREL and Mountain Hardwear stores.
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
We are working toward a phased implementation of X1. In the quarter ended June 30, 2019, we implemented X1 across 10 countries in Europe-direct and for the prAna brand in the U.S. We expect the North America implementation to continue in 2020 for the Columbia, SOREL and Mountain Hardwear brands.

Project CONNECT
During 2017, we initiated Project CONNECT, aimed at aligning our resources to accelerate execution on our strategic priorities, including initiatives to drive net sales, capture cost of sales efficiencies, generate SG&A expense savings, and improve our marketing effectiveness. Efficiencies within cost of sales have created a meaningful benefit to product margin driven by assortment optimization, design-to-value initiatives and DTC pricing and markdown optimization. The financial benefits from these initiatives are reflected in our 2019 financial results. As we realize these benefits in 2018 and 2019, we are reallocating resources to our strategic priorities, including incremental demand creation spending, and other investments to drive growth across our brands and distribution channels. We anticipate sustaining the financial benefits driven from Project CONNECT, but do not expect the continued level of incremental improvement in the Company's gross margin in 2020.

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
Highlights of the Third Quarter of 2019

•	Net sales increased $111.0 million, or 14%, to $906.8 million from $795.8 million in the third quarter of 2018.

•	Income from operations increased $22.9 million, or 18%, to $152.0 million from $129.1 million in the third quarter of 2018.

•
Net income attributable to Columbia Sportswear Company increased $19.1 million, or 19%, to $119.3 million, or $1.75 per diluted share, from $100.2 million, or $1.42 per diluted share, in the third quarter of 2018.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.7	51.8	50.3	51.6
Gross profit	49.3	48.2	49.7	48.4
Selling, general and administrative expenses	33.0	32.6	37.9	38.5
Net licensing income	0.5	0.6	0.5	0.6
Income from operations	16.8	16.2	12.3	10.5
Interest income, net	0.2	0.3	0.4	0.4
Other non-operating income (expense), net	(0.1)	0.1	—	—
Income before income tax	16.9	16.6	12.7	10.9
Income tax expense	(3.7)	(3.7)	(2.3)	(2.3)
Net income	13.2	12.9	10.4	8.6
Net income attributable to non-controlling interest	—	0.3	—	0.4
Net income attributable to Columbia Sportswear Company	13.2%	12.6%	10.4%	8.2%

Results of Operations — Consolidated
Quarter Ended September 30, 2019 Compared to Quarter Ended September 30, 2018
Net Sales: Consolidated net sales increased $111.0 million, or 14% (15% constant-currency), to $906.8 million for the third quarter of 2019 from $795.8 million for the comparable period in 2018.
Sales by Brand
Net sales by brand are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2019(1)	2018	% Change	% Change
Columbia	$729.5	$5.6	$735.1	$640.9	14%	15%
SOREL	116.1	1.1	117.2	91.2	27%	29%
prAna	38.5	0.1	38.6	39.9	(4)%	(3)%
Mountain Hardwear	22.7	(0.1)	22.6	23.0	(1)%	(2)%
Other	—	—	—	0.8	(100)%	(100)%
	$906.8	$6.7	$913.5	$795.8	14%	15%
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
Columbia brand net sales increased $88.6 million, or 14% (15% constant-currency), to $729.5 million, led by increased net sales primarily in the U.S. wholesale business, followed by Canada and the U.S. DTC businesses. Results included increased net sales across all product categories.
SOREL brand net sales increased $24.9 million, or 27% (29% constant-currency), to $116.1 million, driven primarily by increased net sales in the U.S. wholesale and Canada businesses.
prAna brand net sales decreased $1.4 million, or 4% (3% constant-currency), to $38.5 million.
Mountain Hardwear brand net sales decreased $0.3 million, or 1% (2% constant-currency), to $22.7 million.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2019(1)	2018	% Change	% Change
Apparel, Accessories and Equipment	$684.7	$4.5	$689.2	$617.6	11%	12%
Footwear	222.1	2.2	224.3	178.2	25%	26%
	$906.8	$6.7	$913.5	$795.8	14%	15%
Apparel, accessories and equipment net sales increased $67.1 million, or 11% (12% constant-currency), to $684.7 million. Increased apparel, accessories and equipment net sales were driven by net sales growth led by the U.S. wholesale business, followed by Canada and U.S. DTC businesses. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia brand.
Footwear net sales increased $43.9 million, or 25% (26% constant-currency), to $222.1 million. Increased footwear net sales were driven by sales growth in across all regions, primarily in the U.S. and Canada, and was led by the SOREL brand, followed by the Columbia brand.

Sales by Channel
Net sales by channel are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2019(1)	2018(2)	% Change	% Change
Wholesale	$652.6	$5.3	$657.9	$549.8	19%	20%
DTC	254.2	1.4	255.6	246.0	3%	4%
	$906.8	$6.7	$913.5	$795.8	14%	15%
(2) Prior year channel net sales have been revised from amounts previously reported. See Note 3 to the condensed consolidated financial statements for additional discussion.
Wholesale channel net sales increased $102.8 million, or 19% (20% constant-currency), to $652.6 million, driven by increased net sales across all regions, primarily in the U.S. and Canada.
DTC channel net sales increased $8.2 million, or 3% (4% constant-currency), to $254.2 million, driven by increased net sales in the U.S. The DTC channel faced a difficult comparison to the third quarter of 2018, which increased 23% from the third quarter of 2017, primarily due to net sales increases in the U.S.
Gross Profit: Gross profit as a percentage of net sales increased to 49.3% in the third quarter of 2019 from 48.2% for the comparable period in 2018. Gross profit expansion was primarily due to:

•	A favorable impact from Project CONNECT benefits, including our design-to-value, assortment optimization and manufacturing efficiency initiatives; partially offset by

•	A lower DTC net sales mix, which generally carries a higher gross margin; and

•	A higher proportion of closeout product net sales.
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
SG&A expense increased $40.0 million, or 15%, to $299.2 million, or 33.0% of net sales, for the third quarter of 2019, from $259.3 million, or 32.6% of net sales, for the comparable period in 2018.
The SG&A expense increase was primarily due to:

•	Increased expenses to support our expanding global DTC operations;

•	Increased personnel costs to support business growth and strategic projects;

•	Increased IT spending, including our C1 and X1 initiatives;

•	Increased demand creation spending; and

•	The non-recurrence of an insurance claim recovered in the third quarter of 2018.
Income from Operations: Income from operations increased $22.9 million, or 18%, to $152.0 million in the third quarter of 2019 from $129.1 million for the comparable period in 2018. Income from operations as a percentage of net sales increased to 16.8% in the third quarter of 2019, compared to 16.2% in the comparable period in 2018.
Income Tax Expense: Income tax expense increased $3.6 million to $33.6 million for the third quarter of 2019, from $30.0 million for the comparable period in 2018. Our effective income tax rate was 22.0% for the third quarter of 2019, compared to 22.7% for the same period in 2018.
Net Income Attributable to Columbia Sportswear Company: Net income increased $19.1 million, or 19%, to $119.3 million, or $1.75 per diluted share, for the third quarter of 2019 from $100.2 million, or $1.42 per diluted share, for the comparable period in 2018, which included $3.3 million, net of tax, of benefit in connection with an insurance claim, $1.5 million of incremental tax expense related to the TCJA and $0.9 million, net of tax, of Project CONNECT program expenses and discrete costs. The third quarter of 2019 net income includes the benefit of full ownership of our China business, which became a wholly owned subsidiary effective January 2019. In the third quarter of 2018, the non-controlling interest share of net income was $2.2 million, or $0.03 per diluted share.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Net Sales: Consolidated net sales increased $202.9 million, or 11% (12% constant-currency), to $2,087.6 million for the nine months ended September 30, 2019, from $1,884.7 million for the comparable period in 2018.
Sales by Brand
Net sales by brand are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2019	2018	% Change	% Change
Columbia	$1,736.6	$22.4	$1,759.0	$1,564.5	11%	12%
SOREL	170.7	1.7	172.4	133.4	28%	29%
prAna	118.4	0.1	118.5	120.3	(2)%	(1)%
Mountain Hardwear	61.9	0.5	62.4	63.4	(2)%	(2)%
Other	—	—	—	3.1	(100)%	(100)%
	$2,087.6	$24.7	$2,112.3	$1,884.7	11%	12%
Columbia brand net sales increased $172.1 million, or 11% (12% constant-currency), to $1,736.6 million for the nine months ended September 30, 2019 from $1,564.5 million for the comparable period in 2018, led by increased net sales in the U.S. wholesale and DTC businesses, as well as increased net sales across all product categories.
SOREL brand net sales increased $37.3 million, or 28% (29% constant-currency), to $170.7 million for the nine months ended September 30, 2019 from $133.4 million for the comparable period in 2018, primarily driven by net sales growth in the U.S. wholesale, the U.S. DTC and Canada businesses.
prAna brand net sales decreased $1.9 million, or 2% (1% constant-currency), to $118.4 million.
Mountain Hardwear brand net sales decreased $1.5 million, or 2%, to $61.9 million.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2019	2018	% Change	% Change
Apparel, Accessories and Equipment	$1,642.9	$17.4	$1,660.3	$1,502.2	9%	11%
Footwear	444.7	7.3	452.0	382.5	16%	18%
	$2,087.6	$24.7	$2,112.3	$1,884.7	11%	12%
Apparel, accessories and equipment net sales increased $140.7 million, or 9% (11% constant-currency), to $1,642.9 million. Increased apparel, accessories and equipment net sales were driven by sales growth from the U.S. businesses, as well as increased net sales in the Canada, EMEA distributor, Europe-direct, and Japan businesses. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia brand.
Footwear net sales increased $62.2 million, or 16% (18% constant-currency), to $444.7 million. Increased footwear net sales were led by sales growth in the U.S. wholesale business, followed by the U.S. DTC and Canada businesses, partially offset by decreased net sales in the EMEA distributor business. The increase in footwear net sales was led by the SOREL brand, followed by the Columbia brand.

Sales by Channel
Net sales by channel are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2019	2018	% Change	% Change
Wholesale	$1,312.0	$16.4	$1,328.4	$1,161.4	13%	14%
DTC	775.6	8.3	783.9	723.3	7%	8%
	$2,087.6	$24.7	$2,112.3	$1,884.7	11%	12%
Wholesale channel net sales increased $150.6 million, or 13% (14% constant-currency), to $1,312.0 million, driven by increased net sales across all regions, led by the U.S.
DTC channel net sales increased $52.3 million, or 7% (8% constant-currency), to $775.6 million, primarily due to increased net sales in the U.S.
Gross Profit: Gross profit, as a percentage of net sales, increased to 49.7% in the nine months ended September 30, 2019, from 48.4% for the comparable period in 2018, primarily due to a favorable impact from Project CONNECT benefits, including our design-to-value, assortment optimization and manufacturing efficiency initiatives.
Selling, General and Administrative Expense: SG&A expense increased $66.9 million, or 9%, to $791.8 million, or 37.9% of net sales, for the nine months ended September 30, 2019, from $724.8 million, or 38.5% of net sales, for the comparable period in 2018.
The SG&A expense increase was primarily due to:

•	Increased expenses to support our expanding global DTC operations;

•	Increased personnel costs to support business growth and strategic projects;

•	Increased IT spending, including our C1 and X1 initiatives;

•	Increased demand creation spending; and

•	The non-recurrence of an insurance claim recovered in the third quarter of 2018; partially offset by

•	The non-recurrence of Project CONNECT program expenses and discrete costs; and

•	The impact of weakening foreign currencies relative to the U.S. dollar.
Income from Operations: Income from operations increased $58.1 million, or 29%, to $256.3 million for the nine months ended September 30, 2019 from $198.2 million for the comparable period in 2018. Income from operations as a percentage of net sales increased to 12.3% for the nine months ended September 30, 2019, compared to 10.5% in the comparable period in 2018.
Income Tax Expense: Income tax expense increased $3.4 million to $48.2 million for the nine months ended September 30, 2019 from $44.7 million for the comparable period in 2018. Our effective income tax rate decreased to 18.2% for the nine months ended September 30, 2019 from 21.7% for the same period in 2018. The effective income tax rate for the nine months ended September 30, 2019 was impacted by the passage of a Swiss tax reform package in the second quarter of 2019, which resulted in a $6.6 million tax benefit related to the revaluation of our Swiss deferred tax assets at a higher rate.
Net Income Attributable to Columbia Sportswear Company: Net income increased $61.5 million, or 40%, to $216.5 million, or $3.15 per diluted share, for the nine months ended September 30, 2019 from $155.0 million, or $2.19 per diluted share, for the comparable period in 2018, which included $10.7 million, net of tax, of Project CONNECT program expense and discrete costs, $3.3 million, net of tax, of benefit in connection with an insurance claim and $2.7 million of incremental income tax expense related to the TCJA. Net income for the nine months ended September 30, 2019 includes the benefit of full ownership of our China business, which became a wholly owned subsidiary effective January 2019. In the comparable period of 2018, the non-controlling interest share of net income was $6.6 million or $0.09 per diluted share.

Results of Operations — Segment
Quarter Ended September 30, 2019 Compared to Quarter Ended September 30, 2018
Net Sales by Geographic Region: Net sales by geographic region are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2018(1)	2018	% Change	% Change(1)
United States	$581.3	$—	$581.3	$496.2	17%	17%
LAAP	123.2	1.7	124.9	118.4	4%	5%
EMEA	104.4	4.1	108.5	100.3	4%	8%
Canada	97.9	0.9	98.8	80.9	21%	22%
	$906.8	$6.7	$913.5	$795.8	14%	15%
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
U.S. net sales increased $85.1 million, or 17%, to $581.3 million for the third quarter of 2019 from $496.2 million for the comparable period in 2018. U.S. net sales increased in both our wholesale and DTC businesses. The net sales increase in our wholesale business was driven by the shipment of higher Fall 2019 advance orders, a greater portion of Fall 2019 shipments falling into the third quarter of 2019 compared to Fall 2018 shipments in the third quarter of 2018, favorable net reorder and cancellation rates, and higher replenishment sales. The net sales increase in our DTC business was led by increased net sales from our retail stores, followed by our e-commerce business.
LAAP region net sales increased $4.8 million, or 4% (5% constant-currency), to $123.2 million for the third quarter of 2019 from $118.4 million for the comparable period in 2018. The net sales increase in the LAAP region was driven by our LAAP distributor and Japan businesses, partially offset by a net sales decrease in our China business, while Korea net sales remained relatively flat.
EMEA region net sales increased $4.1 million, or 4% (8% constant-currency), to $104.4 million for the third quarter of 2019 from $100.3 million for the comparable period in 2018. Net sales increased in our Europe-direct business, primarily driven by a greater portion of Fall 2019 shipments falling into the third quarter of 2019 compared to Fall 2018 shipments for the third quarter of 2018, higher closeout sales and, to a lesser extent, DTC sales growth. Net sales increased in our EMEA distributor business, primarily driven by increased Fall 2019 shipments.
Canada net sales increased $17.0 million, or 21% (22% constant-currency), to $97.9 million for the third quarter of 2019 from $80.9 million for the comparable period in 2018. The net sales increase in Canada was primarily driven by increased net sales in our wholesale business and a greater portion of Fall 2019 shipments falling into the third quarter of 2019 compared to Fall 2018 shipments for the third quarter of 2018.
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
We anticipate this trend to continue until other segments achieve scale efficiencies from higher levels of net sales volume relative to the fixed cost structure necessary to operate the business. The EMEA segment, in particular, has realized lower operating margins compared to other segments due to a relatively higher fixed cost structure associated with our supply chain and administrative functions, compared to net sales. As net sales increase in the EMEA segment, we would anticipate an improvement in the operating income margin of that segment. The following table presents segment income from operations for each reportable segment for the three months ended September 30:

	Three Months Ended September 30,
(In millions, except for percentage changes)	2019	2018(1)	Change ($)	Change (%)
United States	$156.2	$125.9	30.3	24%
LAAP	17.1	17.2	(0.1)	(1)%
EMEA	18.2	14.8	3.4	23%
Canada	27.0	17.9	9.1	51%
Total segment income from operations	$218.5	$175.8	42.7	24%
(1) Prior year segment income from operations has been revised from amounts previously reported. See Note 14 to the condensed consolidated financial statements for additional discussion.
Segment income from operations in the U.S. increased $30.3 million to $156.2 million, or 26.9% of net sales, for the third quarter of 2019 from $125.9 million, or 25.4% of net sales, for the comparable period in 2018. The increase in income from operations was driven by net sales growth from both the wholesale and DTC businesses, combined with improved gross margin reflecting financial benefits from Project CONNECT. U.S. SG&A expense decreased as a percentage of net sales to 23.1% of net sales for the third quarter of 2019 compared to 23.7% for the same period in 2018.
Segment income from operations in the LAAP region decreased $0.1 million to $17.1 million, or 13.9% of net sales, for the third quarter of 2019 from $17.2 million, or 14.5% of net sales, for the comparable period in 2018.
Segment income from operations in the EMEA region increased $3.4 million to $18.2 million, or 17.4% of net sales, for the third quarter of 2019 from $14.8 million, or 14.7% of net sales, for the comparable period in 2018. The increase in income from operations resulted from increases in net sales in our Europe-direct and EMEA distributor businesses, combined with improved gross margin, reflecting financial benefits from Project CONNECT.
Segment income from operations in Canada increased $9.1 million to $27.0 million, or 27.6% of net sales, for the third quarter of 2019 from $17.9 million, or 22.2% of net sales, for the comparable period in 2018. The increase in income from operations resulted from increases in net sales driven by our Canada wholesale business, combined with improved gross margin, reflecting financial benefits from Project CONNECT.
Unallocated corporate expenses increased by $19.8 million to $66.4 million for the third quarter of 2019 from $46.6 million for the comparable period in 2018. The increase of unallocated corporate expenses was primarily driven by increased personnel costs and project-related expenses to support ongoing IT system implementations.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Net Sales by Geographic Region: Net sales by geographic region are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2019	Translation	2018(1)	2018	% Change	% Change(1)
United States	$1,309.0	$—	$1,309.0	$1,139.2	15%	15%
LAAP	357.7	9.9	367.6	350.8	2%	5%
EMEA	267.3	10.8	278.1	257.1	4%	8%
Canada	153.6	4.0	157.6	137.6	12%	15%
	$2,087.6	$24.7	$2,112.3	$1,884.7	11%	12%
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
U.S. net sales increased $169.8 million, or 15%, to $1,309.0 million for the nine months ended September 30, 2019 from $1,139.2 million for the comparable period in 2018. The U.S. net sales increase was led by our wholesale business, followed by our DTC business. The net sales increase in our wholesale business was driven by the Columbia and SOREL brands. The net sales increase in our DTC business was led by increased net sales from our retail stores, followed by increased net sales from our e-commerce business.
LAAP region net sales increased $6.9 million, or 2% (5% constant-currency), to $357.7 million for the nine months ended September 30, 2019 from $350.8 million for the comparable period in 2018. The net sales increase in the LAAP region was driven by increased net sales in our Japan and LAAP distributor businesses, partially offset by decreased net sales in our China business.
EMEA region net sales increased $10.2 million, or 4% (8% constant-currency), to $267.3 million for the nine months ended September 30, 2019 from $257.1 million for the comparable period in 2018. The net sales increase in the EMEA region was driven by our EMEA distributor business and a slight increase in net sales in our Europe-direct business. The net sales increase in our EMEA distributor business was driven by sales growth to our Russia-based distributor and increased shipments of Fall 2019 orders.
Canada net sales increased $16.0 million, or 12% (15% constant-currency), to $153.6 million for the nine months ended September 30, 2019 from $137.6 million for the comparable period in 2018. The net sales increase in Canada was driven primarily by a net sales increase in our wholesale business, as well as a net sales increase in our DTC business.

Segment Income from Operations: The following table presents segment income from operations for each reportable segment for the nine months ended September 30:

	Nine Months Ended September 30,
(In millions, except for percentage changes)	2019	2018(1)	Change ($)	Change (%)
United States	$298.4	$243.3	55.1	23%
LAAP	53.8	51.6	2.2	4%
EMEA	36.9	26.3	10.6	40%
Canada	30.4	21.2	9.2	43%
Total segment income from operations	$419.5	$342.4	77.1	23%
(1) Prior year segment income from operations has been revised from amounts previously reported. See Note 14 to the condensed consolidated financial statements for additional discussion.
Segment income from operations in the U.S. increased $55.1 million to $298.4 million, or 22.8% of net sales, for the nine months ended September 30, 2019 from $243.3 million, or 21.4% of net sales, for the comparable period in 2018. The increase in income from operations was driven by net sales growth from both the wholesale and DTC businesses, combined with increased gross margins largely driven by financial benefits from Project CONNECT. U.S. SG&A expenses as a percentage of net sales decreased to 27.4% of net sales for the nine months ended September 30, 2019 compared to 27.8% for the same period in 2018.
Segment income from operations in the LAAP region increased $2.2 million to $53.8 million, or 15.0% of net sales, for the nine months ended September 30, 2019 from $51.6 million, or 14.7% of net sales, for the comparable period in 2018. The increase in LAAP region operating income was driven by increased net sales in our Japan and LAAP distributor businesses, partially offset by decreased net sales in China. Gross margin improvement, reflecting financial benefits from Project CONNECT, also contributed to LAAP region operating income growth.
Segment income from operations in the EMEA region increased $10.6 million to $36.9 million, or 13.8% of net sales, for the nine months ended September 30, 2019 from $26.3 million, or 10.2% of net sales, for the comparable period in 2018. The increase in EMEA region operating income was driven primarily by increased net sales in our EMEA distributor business, as well as gross margin improvement, reflecting financial benefits from Project CONNECT. EMEA region SG&A expense as a percentage of net sales decreased to 29.0% for the nine months ended September 30, 2019 compared to 29.5% for the same period in 2018.
Segment income from operations in Canada increased $9.2 million to $30.4 million, or 19.8% of net sales, for the nine months ended September 30, 2019 from $21.2 million, or 15.4% of net sales, for the comparable period in 2018. The increase in Canada operating income was driven by increased net sales in our wholesale and DTC businesses, as well as gross margin improvement, including financial benefits from Project CONNECT.
Unallocated corporate expenses increased by $18.9 million to $163.2 million for the nine months ended September 30, 2019 from $144.2 million for the comparable period in 2018. The increase of unallocated corporate expenses resulted primarily from increased personnel costs and project-related expenses to support ongoing IT system implementations.
Liquidity and Capital Resources
At September 30, 2019, we had total cash and cash equivalents of $239.3 million, compared to $437.8 million at December 31, 2018 and $182.2 million at September 30, 2018. In addition, we had short-term investments of $1.5 million at September 30, 2019, compared to $262.8 million at December 31, 2018 and $269.3 million at September 30, 2018.
Net cash used in operating activities was $198.2 million for the nine months ended September 30, 2019, compared to $98.1 million for the same period in 2018. The increase in net cash used in operating activities was primarily driven by an increase in accounts receivable primarily due to increased shipments of fall season advance orders and a greater portion of Fall 2019 shipments falling into the third quarter, as well as a decrease in accounts payable resulting from the earlier receipt and payment of inventory purchases compared to the same period in 2018.
Net cash provided by investing activities was $159.7 million for the nine months ended September 30, 2019, compared to net cash used in investing activities of $218.7 million for the comparable period in 2018. For the 2019 period, net cash provided by investing activities consisted primarily of $264.2 million of net sales and maturities of short-term investments, partially offset by $104.5 million for capital expenditures. For the same period in 2018, net cash used in investing activities primarily consisted of $173.6 million of net purchases of short-term investments and $45.2 million for capital expenditures. The increase in cash used in capital expenditures was primarily related to the expansion of our corporate headquarters and investments in our global DTC operations and technology systems.

Net cash used in financing activities was $171.1 million for the nine months ended September 30, 2019, compared to $152.7 million for the comparable period in 2018. For the 2019 period, net cash used in financing activities primarily consisted of repurchases of common stock of $116.2 million, dividend payments to Company shareholders of $48.9 million, and $17.9 million related to the purchase of the non-controlling interest in our China joint venture. For the same period in 2018, net cash used in financing activities primarily consisted of repurchases of common stock of $107.2 million and dividend payments to Company shareholders of $46.2 million and to the non-controlling interest in our China joint venture of RMB136.5 million (approximately $19.9 million).
Short-term borrowings and credit lines
We have an unsecured, committed revolving line of credit available to fund our domestic working capital requirements. Monthly variable commitments available for funding average $50.0 million over the course of a calendar year. We had no balance outstanding under this line of credit, and we were in compliance with all associated covenants at September 30, 2019. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined credit limit of approximately $106.1 million at September 30, 2019. At September 30, 2019, no balance was outstanding under these subsidiary lines of credit. Refer to Note 6 to the condensed consolidated financial statements for additional discussion.
Our primary ongoing funding requirements are for working capital and capital expenditures, including facilities expansions at our corporate headquarters, investment in our DTC operations, including new stores and remodels, and investment in IT systems and other enabling capabilities to support our strategic priorities. We anticipate 2019 capital expenditures of approximately $130 million to $140 million. We expect to fund our future capital expenditures with existing cash, operating cash flows and credit facilities. If the need arises, we may seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.
Our operations are affected by seasonal trends typical in the outdoor apparel industry and have historically resulted in higher sales and profits in the third and fourth calendar quarters. This pattern has resulted primarily from the timing of shipments of fall season products to wholesale customers and proportionally higher sales in our DTC operations in the fourth quarter, combined with an expense base that is more consistent throughout the year. Our cash, cash equivalents and short-term investments balances have generally been at their lowest level at the end of the third quarter and increase during the fourth quarter from collection of wholesale business receivables and fourth-quarter DTC sales. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and existing short-term borrowing arrangements. We plan to fund future cash dividends and share repurchases with cash generated from operating activities.
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
Changes in Internal Control over Financial Reporting
We continue to focus on several transformation initiatives to improve our business processes and systems. These are long-term initiatives, which we believe will enhance our internal controls over financial reporting due to increased automation and further integration of related processes. We will continue to monitor our internal control over financial reporting for effectiveness throughout our transformation.
In the quarter ended September 30, 2019, we concluded the deployment of a new retail platform to our North America stores as part of the C1 initiative. We also completed implementation of a new human resources information system. These initiatives involve changes to the processes that constitute our internal control over financial reporting. We have taken steps to monitor and maintain appropriate internal control over financial reporting during these projects and will continue to evaluate these controls for effectiveness.
There have not been any other changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Our business strategies and related initiatives generally involve increased expenditures, which could cause our operating margin to decline if we are unable to offset our increased spending with increased sales or gross profit or comparable reductions in other operating costs. If our sales or gross profit decline or fail to grow as planned, and we fail to sufficiently leverage our operating expenses, including costs associated with certain strategies and major initiatives requiring significant commitment, which may be difficult to reduce, our profitability will decline. This could result in a decision to delay, reduce, modify, or terminate certain business strategies and initiatives, which could limit our ability to invest in and grow our business and could have a material adverse effect on our financial condition, results of operations or cash flows.
Initiatives to Upgrade Our Business Processes and Information Technology Systems Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions and Higher Costs
We regularly implement business process improvement and information technology initiatives intended to optimize our operational and financial performance. Our current initiatives include investment in our information technology systems to support the growth and expansion of our DTC businesses, for example our C1 and X1 initiatives, as well as continued optimization of and upgrades to our integrated enterprise resource planning software solutions and other complementary information technology systems, which support our supply chain, product design and development processes, corporate administrative functions, go-to-market strategies, DTC strategies and operations, and business reporting and analytics. Implementation of and upgrades to these solutions and systems are highly dependent on the coordination of numerous employees, contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion of these initiatives, and the failure of any aspect could have a material adverse effect on the functionality of our overall information technology systems. We may experience difficulties as we transition to these new or upgraded systems and processes, including loss or corruption of data, delayed shipments, excess inventory, interruptions of DTC operations, decreases in productivity as our personnel implement and become familiar with new systems, increased costs, and lost revenues. In addition, transitioning to these new or upgraded systems requires significant capital investments and personnel resources. Difficulties in implementing or operating new or upgraded information systems or significant system failures, including system outages, delayed implementation and loss of system availability, could disrupt our operations and have a material adverse effect on our financial condition, results of operations or cash flows.
These implementations have a pervasive effect on our business processes and information systems across a significant portion of our operations. As a result, we are undergoing significant changes in our operational processes and internal controls as our implementations progress, which in turn require significant change management, including training of and testing by our personnel. If we are unable to successfully manage these changes as we implement these systems, including harmonizing our systems, data, processes, and reporting analytics, our ability to conduct, manage and control routine business functions could be negatively affected and significant disruptions to our business could occur. In addition, we could incur material unanticipated expenses, including additional costs of implementation or costs of conducting business. Furthermore, time spent by personnel related to these implementations may have an adverse effect on the overall availability to focus on our business operations and other ongoing projects. These risks could result in significant business disruptions or divert management's attention from key strategic initiatives and have a material adverse effect on our financial condition, results of operations or cash flows.
We Rely on Information Technology Systems, Some of Which Are Highly Customized
Our business is increasingly reliant on information technology. Information technology systems are used across our supply chain and retail operations, from design to distribution and sales, and are used as a method of communication among employees, with our subsidiaries and offices overseas and with our customers, vendors and retail stores. We rely on our information systems to allocate resources, pay vendors, collect from customers, process transactions, manage product data, develop demand and supply plans, forecast and report operating results, and meet regulatory requirements. In addition, as a result of our information technology initiatives, we are relying more heavily on third-party, cloud-based solution vendors for key elements of our technology infrastructure, which systems, as any, are vulnerable to damage or interruption and are out of our direct control. As a result, any disruption to these systems, including the loss or corruption of data and information, could have a material adverse effect on our ability to operate our business and our financial condition, results of operations or cash flows.
Our legacy product development, retail and other systems, on which we continue to manage a substantial portion of our business activities, are highly customized. As a result, the availability of internal and external resources with the expertise to maintain these systems is limited. Our legacy systems, including aged systems in our LAAP business, may not support desired functionality for our operations and may inhibit our ability to operate efficiently, which could have an adverse effect on our financial condition, results of operations or cash flows. As we continue to transition from our legacy systems and implement new systems, certain functionality and information from our legacy systems, including that of third party systems that interface with our legacy systems, may not be fully compatible with the new systems, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We Depend on Contract Manufacturers
Our products are manufactured by contract manufacturers worldwide. Although we enter into purchase order commitments with these contract manufacturers each season, we generally do not maintain long-term manufacturing commitments with them, and various factors could interfere with our ability to source our products. Without long-term or reserve commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing if growth or product demand differs from our forecasts. Contract manufacturers may fail to perform as expected, or our competitors may obtain production capacities that effectively limit or eliminate the availability of these resources to us. Adverse developments in trade or political relations with China or other countries where we source our products are increasingly likely to impact our ability to source product from such locations, as well as require us to source product from countries with which we have had limited or no historical sourcing activities. If a contract manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, we could experience supply disruptions that would hinder our ability to satisfy demand through our DTC businesses, and we may miss delivery deadlines or incur additional costs, which may cause our wholesale or distributor customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase prices, any of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
Our Results of Operations Could Be Materially Harmed If We Are Unable to Accurately Match Supply Forecast with Consumer Demand for Our Products
Many factors may significantly affect demand for our products, including, among other things, economic conditions, fashion trends, the financial condition of our independent international distributors and wholesale customers, consumer and customer preferences, and weather, making it difficult to accurately forecast demand for our products and our future results of operations. To minimize our purchasing costs, the time necessary to fill customer and consumer orders and the risk of non-delivery, we place a significant amount of orders for our products with contract manufacturers, based on forecast demand for our DTC business, prior to receiving orders from our independent distributors and wholesale customers, and we maintain an inventory of various products that we anticipate will be in greatest demand. In addition, customers are generally allowed to cancel orders prior to shipment.
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
In some cases, we may produce quantities of product that exceed actual demand, which could result in higher inventory levels that we may need to liquidate at discounted prices. During periods of unseasonable weather conditions, weak economic conditions, unfavorable currency fluctuations, or unfavorable geopolitical conditions in key markets, we may experience a significant increase in the volume of order cancellations by our customers, including cancellations resulting from the bankruptcy, liquidation or contraction of some customers' operations. We may not be able to sell all of the products we have ordered from contract manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices through our owned outlet stores or third-party liquidation channels, which could have a material adverse effect on our brand image, financial condition, results of operations, or cash flows.
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
Other changes in the tax laws of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. For example, changes in the tax laws of foreign jurisdictions could arise as a result of the Base Erosion and Profit Shifting project undertaken by the Organization for Economic Co-operation and Development ("OECD"). The OECD, which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. As these changes are adopted by countries, tax uncertainty could increase and may adversely affect our provision for income taxes.
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
We May Be Adversely Affected by Labor Disruptions, Changes in Labor Laws and Other Labor Issues
Our business depends on our ability to source and distribute products in a timely manner. While a majority of our own operations are not subject to organized labor agreements, our relationship with our Cambrai distribution center employees is governed by French law, which includes a formal representation of employees by a Works Council and the application of a collective bargaining agreement. Labor matters at contract manufacturers where our goods are produced, shipping ports, transportation carriers, retail stores, or distribution centers create significant risks for our business, particularly if these disputes result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing, shipping and selling seasons. For example, work slowdowns and stoppages at ports on the west coast of the United States have, in the past, resulted in product delays and increased costs. Labor disruptions may have a material adverse effect on our business, potentially resulting in canceled orders by customers, unanticipated inventory accumulation and reduced revenues and earnings.
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
Insiders Control a Majority of Our Common Stock and May Sell Shares
Five related shareholders, Gertrude Boyle, Sarah A. Bany, Timothy P. Boyle, Joseph P. Boyle, and Molly Boyle, have historically controlled a majority of our common stock. Following Gertrude Boyle's death, Sarah A. Bany is serving as trustee of the Gertrude Boyle Trust, which holds the shares that were beneficially owned by Gertrude Boyle. As a result, if acting together, Sarah A. Bany, Timothy P. Boyle, Joseph P. Boyle, and Molly Boyle can effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these shareholders, including shares held by Gertrude Boyle's trust, are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933 and the Securities Exchange Act of 1934. The sale or the prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	67,500	$102.80	67,500	$228,973,000
August 1, 2019 through August 31, 2019	47,800	96.70	47,800	224,351,000
September 1, 2019 through September 30, 2019	43,412	96.94	43,412	220,143,000
Total	158,712	$99.36	158,712	$220,143,000
(1) Since the inception of the Company's stock repurchase plan, our Board of Directors has authorized the repurchase of $1.10 billion of our common stock. As of September 30, 2019, we had repurchased 25.2 million shares under this program at an aggregate purchase price of $879.9 million. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 5.    OTHER INFORMATION
On November 1, 2019, the Company entered into a Tax Differential on Supplemental Wages Agreement with Franco Fogliato (the “Fogliato Tax Agreement”) to ensure that Mr. Fogliato’s burden for certain trailing tax liabilities resulting from his relocation to the U.S. will remain at a similar level as if he were employed solely in Switzerland. The Fogliato Tax Agreement provides for (i) tax preparation services in years in which trailing tax liabilities are incurred by Mr. Fogliato and (ii) the payment of tax differential payment(s) in an amount up to $100,000 per taxable year based on a calculation performed by KPMG US LLP (or a different tax advisor as chosen by the Company), with any amount over $100,000 being subject to the discretion of the Compensation Committee of the Board of Directors of the Company. A tax differential payment in the amount of $74,201 shall be paid to Mr. Fogliato for the taxable year 2018, pursuant to the terms of the Fogliato Tax Agreement. The Fogliato Tax Agreement, and any responsibilities of the Company thereunder, shall terminate on the earlier of (i) the date that Mr. Fogliato has no trailing tax liabilities outstanding and all trailing benefits are vested, exercised or expired or (ii) the date Mr. Fogliato’s employment with the Company is terminated for any reason.

Item 6.    EXHIBITS

(a)	Exhibits

+	10.1	Tax Differential on Supplemental Wages Agreement, dated November 1, 2019, by and between Columbia Sportswear Company and Franco Fogliato

	31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, President and Chief Executive Officer

	31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Senior Vice President, Chief Financial Officer

	32.1	Section 1350 Certification of Timothy P. Boyle, President and Chief Executive Officer

	32.2	Section 1350 Certification of Jim A. Swanson, Senior Vice President, Chief Financial Officer

	101	INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

	101	SCH XBRL Taxonomy Extension Schema Document

	101	CAL XBRL Taxonomy Extension Calculation Linkbase Document

	101	DEF XBRL Taxonomy Extension Definition Linkbase Document

	101	LAB XBRL Taxonomy Extension Label Linkbase Document

	101	PRE XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management Contract or Compensatory Plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
November 7, 2019	/s/ JIM A. SWANSON
Jim A. Swanson
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)