Form 10-K
period 2019-12-31
COLUMBIA SPORTSWEAR CO
filed 2020-02-27
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 —————————————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______

 —————————————————————
Commission file number 0-23939
 —————————————————————

COLUMBIA SPORTSWEAR COMPANY
(Exact name of registrant as specified in its charter)
 —————————————————————

Oregon	93-0498284
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

14375 Northwest Science Park Drive
Portland,	Oregon	97229
(503) 985-4000
(Registrant's telephone number, including area code)
 —————————————————————

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	COLM	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such short period that the registrant was required to submit such files)
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
The aggregate market value of the voting and non-voting common stock equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was $2,934,153,747.
The number of shares of the registrant's common stock outstanding on February 7, 2020 was 67,403,493.
Portions of the registrant's proxy statement related to its 2020 Annual Shareholders' meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant's proxy statement shall not be deemed to be part of this report.

COLUMBIA SPORTSWEAR COMPANY
DECEMBER 31, 2019

PART I
Item 1. BUSINESS
General
Founded in 1938 in Portland, Oregon, as a small, family-owned, regional hat distributor and incorporated in Oregon in 1961, Columbia Sportswear Company has grown to become a global leader in designing, sourcing, marketing, and distributing outdoor, active and everyday lifestyle apparel, footwear, accessories, and equipment products.
Unless the context indicates otherwise, the terms "we," "us," "our," "the Company," and "Columbia" refer to Columbia Sportswear Company, together with its wholly owned subsidiaries and entities in which it maintained a controlling financial interest.
Brands and Products
We connect active people with their passions through our four well-known brands by designing, developing, marketing, and distributing our outdoor, active and everyday lifestyle apparel, footwear, accessories and equipment products to meet the diverse needs of our customers and consumers.
Columbia®. Founded in 1938, our Columbia brand unlocks the outdoors for everyone. Our Columbia brand is known for authentic, high-value outdoor apparel, footwear, accessories and equipment products designed with innovation, function, and quality suited for all seasons, activities and locations.
SOREL®. Acquired in 2000, our SOREL brand embodies function-first fashion footwear. Our SOREL brand provides premium, durable and design-driven footwear and accessories primarily to fashion-forward savvy women, as well as to men and youth consumers.
Mountain Hard Wear®. Acquired in 2003, our Mountain Hardwear brand is for climbers, but not just for climbing. Our Mountain Hardwear brand offers premium apparel, accessories and equipment designed to meet the high-performance needs of climbing enthusiasts and to satisfy climbers' everyday lifestyle.
prAna®. Acquired in 2014, our prAna brand focuses on clothing for positive change, reviewing each action in an effort to positively impact the planet and its people. Our prAna brand provides consumers with clothes that tell a story. From city streets to mountain peaks, prAna outfits adventurous spirits in stylish, sustainable and versatile gear.
Across our diverse portfolio of brands, our products have earned worldwide recognition for their innovation, quality and performance. Our products incorporate the cumulative design, fabrication, fit, and construction technologies that we have pioneered over several decades and continue to innovate. Our apparel, accessories and equipment products are designed to be used during a wide variety of activities, such as skiing, snowboarding, hiking, climbing, mountaineering, camping, hunting, fishing, trail running, water sports, yoga, golf, and adventure travel. Our footwear products include durable, lightweight hiking boots, trail running shoes, rugged cold weather boots for activities on snow and ice, sandals and shoes for use in water activities, and function-first fashion footwear and casual shoes for everyday use.
Sales and Distribution
We sell our products in approximately 90 countries and operate in four geographic segments: United States ("U.S."), Latin America and Asia Pacific ("LAAP"), Europe, Middle East and Africa ("EMEA"), and Canada. Each geographic segment operates predominantly in one industry: the design, sourcing, marketing, and distribution of outdoor, active and everyday lifestyle apparel, footwear, accessories, and equipment products.
We sell our products through a mix of distribution channels. Our wholesale distribution channel consists of small, independently operated specialty outdoor and sporting goods stores, regional, national and international sporting goods chains, large regional, national and international department store chains, internet retailers, and international distributors where we generally do not have our own direct operations. Our direct-to-consumer (“DTC”) distribution channel consists of our own network of branded and outlet retail stores, brand-specific e-commerce sites, and concession-based arrangements with third-parties at branded, outlet and shop-in-shop retail locations in the LAAP and EMEA regions. In addition, we earn revenue through licensing some of our trademarks across a range of apparel, accessories, equipment, footwear, and home products.
U.S.
U.S. is our largest segment and provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear, and prAna brands and footwear products through our Columbia and SOREL brands. We distribute the majority of our U.S. products sold from distribution centers that we own and operate in Portland, Oregon and Robards, Kentucky, as well as a third-party logistics company that operates a warehouse in Louisville, Kentucky. In some instances, we arrange to have products shipped from contract manufacturers through third-party logistics companies or directly to wholesale customer-designated facilities in the United States. We have approximately 2,920 wholesale customers in the U.S. In 2019, our two largest U.S. wholesale customers accounted for approximately 12% of U.S. net sales.
LAAP
LAAP provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. We distribute LAAP products sold through third-party logistics companies that operate warehouses near Tokyo, Seoul, and Shanghai. In addition, our LAAP wholesale business utilizes international distributors. The vast majority of our products are shipped directly to the distributors from the contract manufacturers from which we source our products. We have approximately 400 wholesale customers, including distributors, in LAAP. In 2019, our three largest LAAP wholesale customers accounted for approximately 9% of LAAP net sales.
EMEA
EMEA provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. We distribute EMEA products sold through a distribution center that we own and operate in France. In addition, our EMEA wholesale business utilizes international distributors. The vast majority of our products are shipped directly to the distributors from the contract manufacturers from which we source our products. We have approximately 3,810 wholesale customers, including distributors, in EMEA. In 2019, our largest EMEA wholesale customer accounted for approximately 22% of EMEA net sales.
Canada
Canada provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. We distribute the majority of Canada products sold from a distribution center that we own and operate in Ontario. We have approximately 650 wholesale customers. In 2019, our largest Canada wholesale customer accounted for approximately 17% of Canada net sales.
See Item 7 and Item 8 in this annual report for further discussion regarding our reportable segments.
Seasonality and Variability of Business
Our business is affected by the general seasonal trends common to the industry, including discretionary consumer shopping and spending patterns, as well as seasonal weather. Our products are marketed on a seasonal basis, and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year.
Product Design and Innovation
We are committed to designing innovative and functional products for consumers who participate in a wide range of outdoor, active and everyday lifestyle activities, enabling them to enjoy those activities longer and in greater comfort by keeping them warm or cool, dry and protected. We distinguish our products in the marketplace by placing significant value in the design and fit, including the overall appearance and image, and technical performance features of our products.
Our internal team of specialists lead our research and development efforts by working closely with independent suppliers to conceive, develop and commercialize innovative technologies and products to provide the unique performance benefits desired by consumers. We utilize our working relationships with specialists in the fields of chemistry, biochemistry, engineering, industrial design, materials research, graphic design, and other related fields, along with consumer insights and feedback, to develop and test innovative performance products, processes, packaging, and displays. These efforts, coupled with our drive for continuous improvement, represent key factors in the ongoing success of our products.
Manufacturing and Sourcing
We seek to substantially limit our invested capital and avoid the costs and risks associated with large production facilities and the associated large labor forces; therefore, we do not own, operate or manage manufacturing facilities. The majority of our products are manufactured by contract manufacturers located outside the United States. We establish and maintain long-term relationships with key manufacturing partners, but generally do not maintain formal long-term manufacturing volume commitments. The use of contract manufacturers greatly increases our production capacity, maximizes our flexibility and improves our product pricing.
We value legal, ethical and fair treatment of people involved in manufacturing our products. Independent contractors manufacturing our products are subject to our standards of manufacturing practices to facilitate decent and humane working conditions, as well as promote ethical business practices. Each manufacturing facility is monitored regularly against these standards.

We maintain eight manufacturing liaison offices in seven Asia Pacific countries. Our personnel in these offices monitor production at our contract manufacturers' facilities to ensure our products are manufactured to our specifications. The physical location of our employees in these regional offices enhances our ability to monitor contract manufacturers for compliance with our policies, procedures and standards regarding quality, delivery, pricing, and labor practices. The design of our quality assurance process ensures that our products meet and maintain our quality standards and product reputation.
Our apparel, accessories and equipment products are manufactured in 12 countries, with approximately 50% of these products produced in Vietnam and China. Five of the largest contract manufacturers account for approximately 30% of our apparel, accessories and equipment production, with the largest manufacturer accounting for approximately 10%.
Our footwear products are manufactured in three countries, with the majority of these products produced in Vietnam and China. Five of the largest contract manufacturers account for approximately 85% of our footwear production, with the largest manufacturer accounting for approximately 45%.
Raw materials for the manufacturing of our apparel, accessories, equipment, and footwear products are primarily sourced from Asia and are purchased directly by our contract manufacturers.
Marketing
Our portfolio of brands enables us to target a wide range of consumers across the globe with differentiated products. Our marketing supports and enhances our competitive position in the marketplace, drives global alignment through seasonal initiatives, builds brand equity, raises global brand relevance and awareness, infuses our brands with excitement, and, most important, stimulates worldwide consumer demand for our products.
Our integrated marketing efforts deliver consistent messages about the performance benefits, features and styles of our products within each of our brands and their different target consumers. We utilize a variety of means to deliver our marketing messages, including digital marketing, social media interactions, television and print publications, experiential events, branded retail stores in select high-profile locations, enhanced product store displays, and consumer focused public relations efforts. In addition, we reinforce our brands' marketing messages with our key wholesale customers by utilizing digital platforms, television, radio, print and advertising campaigns, as well as in-store branded visual merchandising display tools and favorable product presentation.
We operate branded e-commerce and marketing sites and maintain an active presence on a variety of global social media platforms. We authorize and encourage our international distributors to connect with consumers by operating e-commerce and marketing sites and maintaining a presence on social media platforms. Digital marketing and social media engagement increase our brands' global ability to build strong emotional connections with consumers through consistent, brand-enhancing content. Our digital media connects our consumers to brand content and products, while facilitating their direct product purchases or directing them to nearby retail locations.
Intellectual Property
Our trademarks create a market for our products, identify our company and differentiate our products from competitors' products. We own many trademarks, including Columbia Sportswear Company®, Columbia®, SOREL®, Mountain Hard Wear®, prAna®, the Columbia diamond shaped logo, the Mountain Hardwear nut logo, the SOREL polar bear logo, and the prAna sitting pose logo, as well as many other trademarks relating to our brands, products, styles, and technologies.
Our design and utility patents describe the technologies, processes and designs incorporated into many of our most important products. We file applications for United States and foreign patents to protect inventions, designs and enhancements that we deem to have commercial value. We have design and utility patents, which expire at various times, as well as pending patent applications in the United States and other countries.
We vigorously protect these proprietary rights against counterfeit reproductions and other infringing activities.
Working Capital Utilization
Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and our retail stores to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers.

Demand Planning and Inventory Management
Finished goods inventory continues to represent one of the largest and highest risk working capital assets in our business model. We leverage our demand planning process and inventory management to achieve our working capital management goals. We develop a forecast to drive timely purchases of inventory quantities to satisfy demand, minimize transportation costs, including rush costs needed to deliver products to customers by their requested delivery dates, and minimize excess inventory to avoid liquidating excess end-of season products at discounted prices.
Our production cycle from the design to the delivery of our products requires significant inventory commitment. We begin designing and developing our seasonal product lines approximately 12 months prior to soliciting advance orders from our wholesale customers and approximately 18 months prior to the products' availability to consumers in retail stores. The majority of our advance orders are shipped to wholesale customers for spring season products beginning in January and continuing through June, and for fall season products to wholesale customers beginning in July and continuing through December. Subsequent to advance order placements, wholesale customers may request replenishment orders for various products as consumer demand increases. We estimate the volumes of the season's products to be purchased from our global suppliers by utilizing our forecasted wholesale customers orders, cancellations, reorders, and replenishment orders, forecasted demand from our DTC businesses, market trends, historical data, customer and sales feedback, and other factors. We maintain and continue to make substantial investments in information systems, processes and personnel to support our ongoing demand planning efforts to provide adequate forecasting of optimal inventory to meet customer and consumer demands.
Credit and Collection
We extend credit to our wholesale customers and international distributors based on an assessment of the customer's financial condition, generally without requiring collateral. Wholesale customers may receive extended payment terms when placing advance orders and taking delivery of finished goods prior to peak seasonal shipping periods. We generally utilize credit insurance or standby letters of credit to minimize our risk of credit loss for customers in certain markets or with qualifying circumstances. We manage our inherent risk of uncollectable receivables by maintaining and investing in information systems, processes and personnel skilled in credit, risk analysis and collections.
Competition
The markets for outdoor, active and everyday lifestyle apparel, footwear, accessories, and equipment products are highly competitive and we face significant competition from numerous companies. Our competition includes large companies with great financial, marketing and operational resources, small companies with limited resources but deep entrenchment in their local markets, and other branded competitors. We also face competition from our wholesale customers who, under their own private brand names, produce and distribute similar products to our target consumers through their own retail stores and e-commerce businesses. We identify our primary competitive factors in the markets for outdoor, active and everyday lifestyle products to be brand strength, product innovation, design, functionality, durability, and price, as well as effective marketing and delivery of product in alignment with consumer expectations.
Government Regulation
Many of our international shipments are subject to existing or potential governmental tariff and non-tariff barriers to trade, such as import duties and potential safeguard measures, that may limit the quantity of various types of goods that may be imported into the United States and other countries. These trade barriers often represent a material portion of the cost to manufacture and import our products. Our products are also subject to domestic and foreign product safety and environmental standards, laws and other regulations, which are increasingly restrictive and complex.
Employees
At December 31, 2019, we had approximately 8,900 full-time and part-time employees globally.
Available Information
We make available free of charge on or through the investor relations section on our website at http://investor.columbia.com/sec-filings our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file these materials with the Securities and Exchange Commission ("SEC").
The content on any website referred to in this annual report is not incorporated by reference in this annual report unless expressly noted.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth information about our executive officers. All information is as of the date of the filing of this report.

Name	Age	Position
Timothy P. Boyle	70	Chairman, President and Chief Executive Officer
Joseph P. Boyle	39	Executive Vice President, Columbia Brand President
Peter J. Bragdon	57	Executive Vice President, Chief Administrative Officer, General Counsel, and Secretary
Thomas B. Cusick	52	Executive Vice President, Chief Operating Officer
Franco Fogliato	50	Executive Vice President, Americas General Manager
Douglas H. Morse	53	Senior Vice President, Emerging Brands and APAC
Jim A. Swanson	45	Senior Vice President, Chief Financial Officer

Timothy P. Boyle joined the Company in 1971 as General Manager, served as the Company's President from 1988 to 2015 and reassumed the role in 2017. Mr. Boyle has served as Chief Executive Officer since 1988. He has served as a member of the Board of Directors since 1978, and as Interim Chairman of the Board of Directors from November 2019 until his appointment as Chairman of the Board of Directors in January 2020. Mr. Boyle is also a member of the Board of Directors of Northwest Natural Gas Company and Craft Brew Alliance, Inc. Mr. Boyle is a third-generation member of the Company's founding Boyle family, the father of Joseph P. Boyle, and the son of Gertrude Boyle, who served as the Chairman of the Board of Directors from 1970 until her death in 2019.
Joseph P. Boyle joined the Company in 2005 and has served in numerous roles of increasing leadership and responsibility, including General Merchandising Manager of Outerwear, Accessories, Equipment, Collegiate and Licensing, Vice President of Apparel Merchandising, and Senior Vice President of Columbia Brand Merchandising & Design. He was promoted to Executive Vice President, Columbia Brand President in 2017. Prior to joining the Company, Mr. Boyle served in a business development role for Robert Trent Jones II Golf Course Architects. Mr. Boyle is a fourth-generation member of the Company's founding Boyle family, and the son of Timothy P. Boyle.
Peter J. Bragdon joined the Company in 1999 and served as Senior Counsel and Director of Intellectual Property until January 2003. From 2003 to 2004, Mr. Bragdon served as Chief of Staff in the Oregon Governor's office. Mr. Bragdon returned to Columbia in 2004 as Vice President, General Counsel and Secretary, was named Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary in 2010 and Executive Vice President, Chief Administrative Officer, General Counsel and Secretary in 2015. In 2017, he assumed oversight of the Company's international distributor business and currently serves as Executive Vice President, Chief Administrative Officer, General Counsel, and Secretary. Prior to joining the Company, Mr. Bragdon served as an attorney in the corporate securities and finance group at Stoel Rives LLP, and Special Assistant Attorney General for the Oregon Department of Justice.
Thomas B. Cusick joined the Company in 2002 as Corporate Controller, was named Vice President and Corporate Controller in 2006 and was named Vice President and Chief Accounting Officer in 2008. He was promoted to Vice President, Chief Financial Officer and Treasurer in 2009, was named Senior Vice President of Finance, Chief Financial Officer and Treasurer in 2010, and Executive Vice President of Finance and Chief Financial Officer in 2015. He was promoted to Executive Vice President and Chief Operating Officer in 2017. Prior to joining the Company, Mr. Cusick held various financial management positions at Cadence Design Systems and was an accountant with KPMG LLP. Mr. Cusick also serves as a member of the Board of Directors of Barrett Business Services, Inc.
Franco Fogliato joined the Company in 2013 as Senior Vice President and General Manager EMEA Direct Sales. He was promoted to Senior Vice President and General Manager of EMEA in 2016 and to Executive Vice President, Americas General Manager in 2017. Prior to joining the Company, Mr. Fogliato served as General Manager of the Billabong Group in Europe as well as a member of the Billabong Group's executive board, and held various European leadership positions with The North Face brand culminating as General Manager of Western Europe.
Douglas H. Morse joined the Company in 1995 and has served in numerous roles of increasing responsibility during his tenure, including Director of U.S. Customer Operations, Director of Footwear Operations, General Manager of the Company's Canadian subsidiary, Interim General Manager of the Company's Europe-direct business, Chief Business Development Officer and Vice President and General Manager of LAAP Distributors. He was promoted to Senior Vice President, Emerging Brands and APAC in 2017.
Jim A. Swanson joined the Company in 2003 and has served in numerous roles of increasing responsibility during his tenure, being named Vice President of Finance in 2015 and promoted to Senior Vice President, Chief Financial Officer in 2017. Prior to joining the

Company, Mr. Swanson served in a variety of financial planning and analysis, tax, and accounting roles, including senior financial analyst at Freightliner Corporation and at Tality Corporation, and as a senior tax and business advisory associate at Arthur Andersen.
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
CHANGES IN PRODUCT DEMAND CAN ADVERSELY AFFECT OUR FINANCIAL RESULTS
We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Wholesale Customer Demand for our Products and Lead to a Decline in Sales and/or Earnings.
These risks include, but are not limited to:
•Volatile Economic Conditions. We are a consumer products company and are highly dependent on consumer discretionary spending. Consumer discretionary spending behavior is inherently unpredictable. Consumer demand, and related wholesale customer demand, for our products may not support our sales targets, or may decline, especially during periods of heightened economic uncertainty in our key markets.
•Highly Competitive Markets. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories, and equipment companies. Retailers who are our wholesale customers often pose a significant competitive threat by designing, marketing and distributing apparel, footwear, accessories, and equipment under their own private labels. We also experience direct competition in our DTC business from retailers that are our wholesale customers. This is true in particular in the digital marketplace, where increased consumer expectations and competitive pressure related to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges, and other evolving expectations are key factors, and certain of our wholesale customers may be able to offer faster shipping and lower prices than our own DTC e-commerce channel.
•Consumer Preferences and Fashion/Product Trends. Changes in consumer preferences, consumer interest in outdoor activities, and fashion/product trends may have a material adverse effect on our business. We also face risks because our success depends on our and our customers' abilities to anticipate consumer preferences and our ability to respond to changes in a timely manner. Product development and/or production lead times for many of our products may make it more difficult for us to respond rapidly to new or changing fashion/product trends or consumer preferences.
•Brand Images. Our brands have wide recognition, and our success has been due in large part to our ability to maintain, enhance and protect our brand image and reputation and our consumers' and customers' connection to our brands. Our continued success depends in part on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. In addition, consumer and customer sentiment could be shaped by our sustainability policies and related design, sourcing and operations decisions.
•Weather Conditions, Including Global Climate Change Trends. Our sales are adversely affected by unseasonable weather conditions. A significant portion of our DTC sales is dependent in part on the weather and our DTC sales growth is likely to be adversely impacted or may even decline in years in which weather conditions do not stimulate demand for our products. Unseasonable weather also impacts future sales to our wholesale customers, who may hold inventory into subsequent seasons in response to unseasonable weather. To the extent global weather patterns trend warmer, consumer and customer demand for our products may be negatively affected. Our results may be negatively impacted if management is not able to adjust expenses in a timely manner in response to unfavorable weather conditions and the resulting impact on consumer and customer demand.
•Shifts in Retail Traffic Patterns. Shifts in consumer purchasing patterns, including the growth of e-commerce and large one-stop digital marketplaces, e-commerce off-price retailing and online comparison shopping, in our key markets may have an adverse effect on our DTC operations and the financial health of certain of our wholesale customers, some of whom may reduce their brick and mortar store fleet, file for protection under bankruptcy laws, restructure, or cease operations. We face increased risk of order reduction and cancellation when dealing with financially ailing wholesale customers. We also extend credit to our wholesale customers based on an assessment of the wholesale customer's financial condition, generally without requiring collateral. We may choose to limit our credit risk by reducing our level of business with wholesale customers experiencing financial difficulties and may not be able to replace those revenues with other customers or through our DTC businesses within a reasonable period or at all.

•Innovation. To distinguish our products in the marketplace and achieve commercial success, we rely on product innovations, including new or exclusive technologies, inventive and appealing design or other differentiating features. If we fail to introduce innovative products that appeal to consumers and customers, we could suffer reputational damage to our brands and demand for our products could decline.
Our Orders from Wholesale Customers are Subject to Cancellation, Which Could Lead to a Decline in Sales or Gross Profit, Write-downs of Excess Inventory, Increased Discounts or Extended Credit Terms to our Wholesale Customers.
We do not have long-term contracts with any of our wholesale customers. We do have contracts with our independent international distributors; although these contracts may have annual purchase minimums that must be met in order to retain distribution rights, the distributors are not otherwise obligated to purchase products from us. Sales to our wholesale customers (other than our international distributors) are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling prior to shipment of orders. We consider the timing of delivery dates in our wholesale customer orders when we forecast our sales and earnings for future periods. If any of our major wholesale customers experience a significant downturn in business or fail to remain committed to our products or brands, or if we are unable to deliver products to our wholesale customer in the agreed upon manner, these customers could postpone, reduce, cancel, or discontinue purchases from us.
Our Inability to Accurately Predict Consumer and/or Customer Demand for Our Products Could Lead to a Build-up of Inventory or a Lack of Inventory and Affect our Gross Margin.
We have implemented key strategic initiatives designed to improve the efficiency of our supply chain, such as spreading out the production of our products over time, which may lead to the build-up of inventory well in advance of the selling seasons for such products. Additionally, we place orders for our products with our contract manufacturers in advance of the related selling season and, as a result, are vulnerable to changes in consumer and/or customer demand for our products. Therefore, we must accurately forecast consumer and/or customer demand for our products well in advance of the selling season. We are subject to numerous risks relating to consumer and/or customer demand (see “We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Customer Demand for our Products and Lead to a Decline in Sales and/or Earnings” and “Our Orders from Wholesale Customers are Subject to Cancellation, Which Could Lead to a Decline in Sales or Gross Profit, Write-downs of Excess Inventory, Increased Discounts or Extended Credit Terms to our Wholesale Customers” for additional information). Our ability to accurately predict consumer and/or customer demand well in advance of the selling season for our products is impacted by these risks, as well as our reliance on manual processes and judgments that are subject to human error.
Our failure to accurately forecast consumer and/or customer demand could result in inventory levels in excess of demand, which may cause inventory write-downs and/or the sale of excess inventory at discounted prices through our owned outlet stores or third-party liquidation channels and could have a material adverse effect on our brand image and gross margin.
Conversely, if we underestimate consumer and/or customer demand for our products or if our contract manufacturers are unable to supply products when we need them, we may experience inventory shortages, which may prevent us from fulfilling product orders, delay shipments of product, negatively affect our wholesale customer and consumer relationships, result in increased costs to expedite production and delivery, and diminish our ability to build brand loyalty.
WE ARE SUBJECT TO VARIOUS RISKS IN OUR SUPPLY CHAIN.
Our Reliance on Contract Manufacturers, Including Our Ability to Enter Into Purchase Order Commitments with Them and Maintain Quality Standards of Our Products and Standards of Manufacturing Processes at Contract Manufacturers, May Result in Lost Sales and Impact our Gross Margin and Results of Operations.
Our products are manufactured by contract manufacturers worldwide, primarily in the Asia Pacific region. Although we enter into purchase order commitments with these contract manufacturers each season, we generally do not maintain long-term manufacturing commitments with them, and various factors could interfere with our ability to source our products. Without long-term commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing if growth or product demand differs from our forecasts. Contract manufacturers may fail to perform as expected, or our competitors may obtain production capacities that effectively limit or eliminate the availability of these resources to us. If a contract manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, we could experience supply disruptions that would hinder our ability to satisfy demand through our wholesale and DTC businesses, and we may miss delivery deadlines or incur additional costs, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price.
Reliance on contract manufacturers also creates quality control risks. Contract manufacturers may need to use sub-contracted manufacturers to fulfill our orders, which could result in compromised quality of our products. A failure in our quality control program, or a failure of our contract manufacturers or their subcontractors to meet our quality control standards, may result in diminished product quality, which in turn could result in increased order cancellations, price concessions, product returns, decreased consumer and customer demand for our products, non-compliance with our product standards or regulatory requirements, or product recalls or other regulatory actions.
We impose standards of manufacturing practices on our contract manufacturers for the benefit of workers and require compliance with our restricted substances list and product safety and other applicable environmental, health and safety laws. We also require that our contract manufacturers impose these practices, standards and laws on their subcontractors. If a contract manufacturer or subcontractor violates labor or other laws or engages in practices that are not generally accepted as safe or ethical, the manufacturer or subcontractor or its respective employees may suffer serious injury due to industrial accidents or may suffer disruptions to its operations due to work stoppages or employee protests, and we may experience production disruptions, lost sales or significant negative publicity that could result in long-term damage to our reputation. In some circumstances, parties may assert that we are liable for our contract manufacturers' or subcontractors' labor and operational practices, which could have a material adverse effect on our brand image, results of operations and our financial condition.
For Certain Materials We Depend on a Limited Number of Suppliers, Which May Cause Increased Costs or Production Delays.
Some of the materials that are used in our products may be available from only one source or a very limited number of sources. For example, some specialty fabrics are manufactured to our specification by one source or a few sources, and a single vendor supplies the majority of the zippers used in our products. As a result, from time to time, we may have difficulty satisfying our material requirements. Although we believe that we can identify and qualify additional contract manufacturers to produce or supply these materials or alternative materials as necessary, there are no guarantees that additional contract manufacturers will be available. In addition, depending on the timing, any changes in sources or materials may result in increased costs or production delays.
Our Success Depends on Our and Third-Party Distribution Facilities, and Other Third-Party Logistics Providers.
Our ability to meet consumer and customer expectations, manage inventory, complete sales, and achieve our objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, as well as the facilities of third-party logistics companies, the development or expansion of additional distribution capabilities and services, and the timely performance of services by third-parties, including those involved in shipping products to and from our distribution facilities and facilities operated by third-parties. The majority of our products are manufactured outside of our principal sales markets, which requires these products to be consolidated and transported by third-parties, sometimes over large geographical distances. One third-party logistics provider currently consolidates almost all of our products and another third-party logistics provider is the sole source for deconsolidation and transloading certain of our products. While we believe that such a consolidation in these providers is in our best interest overall, any disruption in the operations of these providers or changes to the costs they charge, due to capacity or volatile fuel prices could materially impact our sales and profitability. In addition, a prolonged disruption in the operations of these providers could require us to seek alternative distribution arrangements, which may not be on attractive terms and could lead to delays in distribution of products, either of which could have a significant and material adverse effect on our business, results of operations and financial condition.
We receive our products from such third-party logistics providers at our owned distribution centers in the United States, Canada and France. The fixed costs associated with owning, operating and maintaining such distribution centers during a period of economic weakness or declining sales can result in lower operating efficiencies, financial deleverage and potential impairment in the recorded value of distribution assets. In addition, increases in distribution costs, including but not limited to trucking and freight costs, could adversely affect our costs.
We also receive and distribute our products through third-party logistics provider operated distribution facilities internationally and domestically. We depend on these third-party logistics providers to manage the operation of their distribution facilities as necessary to meet our business needs. If the third-party logistics providers fail to manage these responsibilities, our international and domestic distribution operations could face significant disruptions.
OUR INVESTMENT IN STRATEGIC PRIORITIES EXPOSES US TO CERTAIN RISKS
We May Be Unable to Execute Our Strategic Priorities, Which Could Limit our Ability to Invest in and Grow our Business.
Our strategic priorities are to drive brand awareness and sales growth through increased, focused demand creation investments, enhance consumer experience and digital capabilities in all of our channels and geographies, expand and improve global DTC operations with supporting processes and systems and invest in our people and optimize our organization across our portfolio of brands.

To implement our strategic priorities, we must continue to, among other things, modify and fund various aspects of our business, effectively prioritize our initiatives and execute effective change management. These efforts, coupled with a continuous focus on expense discipline, may place strain on internal resources, and we may have operating difficulties as a result.
Our strategic priorities also generally involve increased expenditures, which could cause our profitability or operating margin to decline if we are unable to offset our increased spending with increased sales or gross profit or comparable reductions in other operating costs. This could result in a decision to delay, modify, or terminate certain initiatives related to our strategic priorities.
Initiatives to Upgrade Our Business Processes and Information Technology Systems to Support Our Strategic Priorities Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions, Higher Costs and Lost Profits.
We regularly implement business process improvement and information technology initiatives intended to optimize our operational and financial performance. Our current initiatives include investment in our business processes and information technology systems to support the expansion and improvement of our DTC operations initiatives. Transitioning to these new or upgraded processes and systems requires significant capital investments and personnel resources. Implementation is also highly dependent on the coordination of numerous employees, contractors and software and system providers. The interdependence of these solutions and systems is a significant risk to the successful completion and continued refinement of these initiatives, and the failure of any aspect could have a material adverse effect on the functionality of our overall information technology systems. We may also experience difficulties in implementing or operating our new or upgraded business processes or information technology systems, including, but not limited to, ineffective or inefficient operations, significant system failures, system outages, delayed implementation and loss of system availability, which could lead to increased implementation and/or operational costs, loss or corruption of data, delayed shipments, excess inventory and interruptions of DTC operations resulting in lost sales and/or profits.
We May Not Realize Returns on Our Fixed Cost Investments in Our DTC Business Operations.
One of our strategic priorities is to expand and improve our global DTC business operations. Accordingly, we continue to make significant investments in our e-commerce platforms and brick and mortar retail locations, including the investment in our global retail platform, information technology system upgrades (See “Initiatives to Upgrade Our Business Processes and Information Technology Systems to Support Our Strategic Priorities Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions, Higher Costs and Lost Profits”), entering into or renewing long-term store leases, constructing leasehold improvements, purchasing fixtures and equipment, and investing in inventory and personnel. Since many of the costs of our DTC operations are fixed, we may be unable to reduce expenses in order to avoid losses or negative cash flows if we have insufficient sales. In addition, obtaining real estate and effectively renewing real estate leases for our DTC brick and mortar operations is subject to the real estate market and we may not be able to secure adequate new locations or successfully renew leases for existing locations, or effectively manage the profitability of our existing brick and mortar stores.
WE ARE SUBJECT TO CERTAIN INFORMATION TECHNOLOGY RISKS
We Rely on Information Technology Systems, including Third-Party Cloud-based Solutions, and Any Failure of These Systems May Result in Disruptions or Outages in our E-Commerce and In-Store Retail Platforms, Loss of Processing Capabilities, and/or Loss of Data, Any of Which May Have a Material Adverse Effect on Our Financial Condition, Results of Operations or Cash Flow.
Our reputation and ability to attract, retain and serve consumers and customers is dependent upon the reliable performance of our underlying technical infrastructure and external service providers, including third-party cloud-based solutions. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. We rely on cloud-based solutions furnished by third-parties primarily to allocate resources, pay vendors, collect from customers, process transactions, develop demand and supply plans, manage product design, production, transportation, and distribution, forecast and report operating results, meet regulatory requirements and administer employee payroll and benefits, among other functions. In addition, our DTC operations, both in-store and online, rely on cloud-based solutions to process transactions. We have also designed a significant portion of our software and computer systems to utilize data processing and storage capabilities from third-party cloud solution providers. Both our on-premises and cloud-based infrastructure may be susceptible to outages due to any number of reasons, including, human error, fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of security measures that we believe to be reasonable, both our on-premises and our cloud-based infrastructure may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third-parties or employees, which may result in outages. We do not have redundancy for all of our systems, and our disaster recovery planning may not account for all eventualities. If we or our existing third-party cloud-based solution providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed and, in some instances, our consumers and customers may not be able to purchase our products, which could significantly and negatively affect our sales. Additionally, our existing cloud-based solution providers have broad discretion to change and interpret its terms of service and other policies with respect to us, and they may take actions beyond our control that could harm our business. We also may not be able to control the quality of the systems and services we receive from our third-party cloud-based solution providers. Any transition of the cloud-based solutions currently provided to a different cloud provider would be difficult to implement and will cause us to incur significant time and expense.
If we and/or our cloud-based solution providers are not successful in preventing outages and cyberattacks, our financial condition, results of operations and cash flow could be materially and adversely affected.
A Security Breach of Our or Our Third-Parties' Systems, Exposure of Personal or Confidential Information or Increased Government Regulation Relating to Handling of Personal Data, Could, Among Other Things, Disrupt Our Operations or Cause Us to Incur Substantial Costs or Negatively Affect Our Reputation.
We and many of our third-party vendors manage and maintain various types of proprietary information and sensitive and confidential data relating to our business, such as personally identifiable information of our consumers, our customers, our employees, and our business partners, as well as credit card information in certain instances. Unauthorized parties may attempt to gain access to these systems or information through fraud or other means of deceiving our employees or third-party service providers. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. The ever-evolving threats mean we and our third-parties must continually evaluate and adapt our systems and processes, and there is no guarantee that these efforts will be adequate to safeguard against all data security breaches or misuses of data. For example, in 2017, we reported the discovery of a cybersecurity incident involving our prAna.com e-commerce website, for which a number of responsive actions were taken, including notification of potentially affected prAna consumers. Any future breaches of our or our third-parties’ systems could expose us, our customers, our consumers, our suppliers, our employees, or other individuals that may be affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business.
In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs or liabilities. For example, the European Union's General Data Protection Regulation (“GDPR”), which became effective in May 2018, and more recently, the California Consumer Privacy Act ("CCPA"), which went into effect in January 2020, required new processes be implemented to ensure compliance and now require the continued refinement of such processes as the regulations evolve, which is accomplished through significant efforts by our employees. The diverted attention of these employees may impact our operations and there may be additional costs incurred by us for third-party resources to advise on the constantly changing landscape. Additionally, violations of GDPR could result in significant penalties and non-compliance with CCPA may result in litigation from consumers or fines from the State of California.
We Depend on Certain Legacy Information Technology Systems, Which May Inhibit Our Ability to Operate Efficiently.
Our legacy product development, retail and other systems, on which we continue to manage a substantial portion of our business activities, rely on the availability of limited internal and external resources with the expertise to maintain the systems. In addition, our legacy systems, including aged systems in our Japanese and Korean businesses, may not support desired functionality for our operations and may inhibit our ability to operate efficiently. As we continue to transition from our legacy systems and implement new systems, certain functionality and information from our legacy systems, including that of third-party systems that interface with our legacy systems, may not be fully compatible with the new systems.
WE ARE SUBJECT TO LEGAL AND REGULATORY RISKS
Our Success Depends on the Protection of our Intellectual Property Rights.
Our registered and common law trademarks, our patented or patent-pending designs and technologies, trade dress and the overall appearance and image of our products have significant value and are important to our ability to differentiate our products from those of our competitors.
As we strive to achieve product innovations, extend our brands into new product categories and expand the geographic scope of our marketing, we face a greater risk of inadvertent infringements of third-party rights or compliance issues with regulations applicable to products with technical features or components. We may become subject to litigation based on allegations of infringement or other improper use of intellectual property rights of third-parties. In addition, failure to successfully obtain and maintain patents on innovations could negatively affect our ability to market and sell our products.
We regularly discover products that are counterfeit reproductions of our products or that otherwise infringe on our proprietary rights. Increased instances of counterfeit manufactured products and sales may adversely affect our sales and the reputation of our brands and result in a shift of consumer preference away from our products. The actions we take to establish and protect trademarks and other proprietary rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights. In markets outside of the United States, it may be more difficult for us to establish our proprietary rights and to successfully challenge use of those rights by other parties.
Litigation is often necessary to defend against claims of infringement or to enforce and protect our intellectual property rights. Intellectual property litigation may be costly and may divert management's attention from the operation of our business. Adverse determinations in any litigation may result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third-parties, which may not be available on commercially reasonable terms, if at all.
Certain of Our Products Are Subject to Product Regulations and/or Carry Warranties, Which May Cause an Increase Our Expenses in the Event of Non-Compliance and/or Warranty Claims.
Our products are subject to increasingly stringent and complex domestic and foreign product labeling and performance and safety standards, laws and other regulations. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery, recall, or destruction of inventory shipments during key seasons or in other financial penalties. Significant or continuing noncompliance with these standards and laws could disrupt our business and harm our reputation.
Our products are generally used in outdoor activities, sometimes in severe conditions. Product recalls or product liability claims resulting from the failure, or alleged failure, of our products could have a material adverse effect on the reputation of our brands and result in additional expenses. Most of our products carry limited warranties for defects in quality and workmanship. We maintain a warranty reserve for estimated future warranty claims, but the actual costs of servicing future warranty claims may exceed the reserve.
We May Have Additional Tax Liabilities or Experience Increased Volatility in Our Effective Tax Rate.
As a global company, we determine our income tax liability in various tax jurisdictions based on an analysis and interpretation of local tax laws and regulations. This analysis requires a significant amount of judgment and estimation and is often based on various assumptions about the future actions of the local tax authorities. These determinations are the subject of periodic domestic and foreign tax audits. Although we accrue for uncertain tax positions, our accruals may be insufficient to satisfy unfavorable findings. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods.
On December 22, 2017, the United States government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA made broad and complex changes to the United States tax code and may cause actual amounts to differ from our provisional estimates due to, among other factors, a change in interpretation of the applicable revisions to the United States tax code and related tax accounting guidance, changes in assumptions made in developing these estimates, and regulatory guidance that may be issued with respect to the applicable revisions to the United States tax code, and state tax implications.
Other changes in the tax laws of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense. For example, changes in the tax laws of foreign jurisdictions could arise as a result of the Base Erosion and Profit Shifting project undertaken by the Organization for Economic Co-operation and Development ("OECD"). The OECD, which represents a coalition of member countries, has recommended changes to numerous long-standing tax principles. In addition, recent efforts to reform how digital profits are taxed globally could have significant compliance and cost implications. As these changes are adopted by countries, tax uncertainty could increase and may adversely affect our provision for income taxes.
WE OPERATE GLOBALLY AND ARE SUBJECT TO SIGNIFICANT RISKS IN MANY JURISDICTIONS
Global Regulation and Economic and Political Conditions, as well as Potential Changes in Regulations, Legislation and Government Policy, May Negatively Affect Our Business.
We are subject to risks generally associated with doing business internationally. These risks include, but are not limited to, the burden of complying with, and unexpected changes to, foreign and domestic laws and regulations, such as anti-corruption regulations and sanctions regimes, the effects of fiscal and political crises and political and economic disputes, changes in diverse consumer preferences, foreign currency exchange rate fluctuations (such as those that may be caused by Brexit), managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, such as the COVID-19 outbreak, natural disasters, and changes in economic conditions in countries in which we contract to manufacture, source raw materials or sell products. Our ability to sell products in certain markets, demand for our products in certain markets, our ability to collect accounts receivable, our contract manufacturers' ability to procure raw materials or manufacture products, distribution and logistics providers' ability to operate, our ability to operate brick and mortar stores, our workforce, and our cost of doing business

(including the cost of freight and logistics) may be impacted by these events should they occur. Our exposure to these risks is heightened in Vietnam, where a significant portion of our contract manufacturing is located, in Russia, where our largest international distributor is located, and in China, where a large portion of the raw materials used in our products is sourced by our contract manufacturers. Should certain of these events occur in Vietnam, Russia or China (such as the COVID-19 outbreak), they could cause a substantial disruption to our business and have a material adverse effect on our financial condition, results of operations and cash flows.
In addition, many of our imported products are subject to duties, tariffs or other import limitations that affect the cost and quantity of various types of goods imported into the United States and other markets, including the punitive tariffs on U.S. products imported from China imposed in 2019. The United Kingdom's June 2016 referendum, in which voters approved its exit from the European Union (commonly referred to as "Brexit"), has also created economic uncertainty relating to duties that may be imposed on our products and whether EU trade agreements allowing preferential duties will be honored. Any country in which our products are produced or sold may eliminate, adjust or impose new import and export limitations, duties, anti-dumping penalties, or other charges or restrictions, any of which could subject us to additional expense, decrease our profit margins on imported products and require us to significantly modify our current business practices.
Fluctuations in Inflation and Currency Exchange Rates Could Result in Lower Revenues, Higher Costs and/or Decreased Margins and Earnings.
We derive a significant portion of our sales from markets outside the United States, which consist of sales to wholesale customers and directly to consumers by our entities in Europe, Asia, and Canada and sales to independent international distributors who operate within EMEA and LAAP. The majority of our purchases of finished goods inventory from contract manufacturers are denominated in United States dollars, including purchases by our foreign entities. These purchase and sale transactions exposes us to the volatility of global economic conditions, including fluctuations in inflation and foreign currency exchange rates. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into United States dollars for consolidated financial reporting, as weakening of foreign currencies relative to the United States dollar adversely affects the United States dollar value of the Company’s foreign currency-denominated sales and earnings.
Our exposure is increased with respect our wholesale customers (including international distributors), where, in order to facilitate solicitation of advance orders for the spring and fall seasons, we establish local-currency-denominated wholesale and retail price lists in each of our foreign entities approximately six to nine months prior to United States dollar-denominated seasonal inventory purchases. As a result, our consolidated results are directly exposed to transactional foreign currency exchange risk to the extent that the United States dollar strengthens during the six to nine months between when we establish seasonal local-currency prices and when we purchase inventory. In addition to the direct currency exchange rate exposures described above, our wholesale business is indirectly exposed to currency exchange rate risks. Weakening of a wholesale customer’s functional currency relative to the United States dollar makes it more expensive for it to purchase finished goods inventory from us, which may cause a wholesale customer to cancel orders or increase prices for our products, which may make our products less price-competitive in those markets. In addition, in order to make purchases and pay us on a timely basis, our international distributors must exchange sufficient quantities of their functional currency for United States dollars through the financial markets and may be limited in the amount of United States dollars they are able to obtain.
We employ several strategies in an effort to mitigate this transactional currency risk, but there is no assurance that these strategies will succeed in fully mitigating the negative effects of adverse foreign currency exchange rate fluctuations on the cost of our finished goods in a given period or that price increases will be accepted by our wholesale customers, international distributors or consumers. Our gross margins are adversely affected whenever we are not able to offset the full extent of finished goods cost increases caused by adverse fluctuations in foreign currency exchange rates.
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

WE ARE SUBJECT TO NUMEROUS OPERATIONAL RISKS
Our Ability to Manage Fixed Costs Across a Business That is Affected by Seasonality May Impact our Profits.
Our business is affected by the general seasonal trends common to the outdoor industry. Our products are marketed on a seasonal basis and our annual net sales are weighted heavily toward the fall/winter season, while our operating expenses are more equally distributed throughout the year. As a result, often a majority of our operating profits are generated in the second half of the year. If we are unable to manage our fixed costs in the seasons where we experience lower net sales, our profits may be adversely impacted.
Labor Matters, Changes in Labor Laws and Other Labor Issues May Reduce Our Revenues and Earnings.
Our business depends on our ability to source and distribute products in a timely manner. While a majority of our own operations are not subject to organized labor agreements, our relationship with our Cambrai distribution center employees is governed by French law, which includes a formal representation of employees by a Works Council and the application of a collective bargaining agreement. Labor matters at contract manufacturers where our goods are produced, shipping ports, transportation carriers, retail stores, or distribution centers create risks for our business, particularly if these matters result in work slowdowns, lockouts, strikes, or other disruptions during our peak manufacturing, shipping and selling seasons. Labor matters may have a material adverse effect on our business, potentially resulting in canceled orders by customers, unanticipated inventory accumulation and reduced net sales and net income.
In addition, our ability to meet our labor needs at our distribution centers, retail stores, corporate headquarters, and regional subsidiaries, including our ability to find qualified employees while controlling wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified people in the work force of the markets in which our operations are located, unemployment levels within those markets, prevailing and minimum wage rates, changing demographics, health and other insurance costs, and adoption of new or revised employment and labor laws and regulations. If we are unable to locate, attract or retain qualified employees, our ability to source, distribute and sell products in a timely and cost-effective manner may be negatively affected.
We May Incur Additional Expenses as a Result of Downturns in the Global Credit Market.
Our vendors, wholesale customers, licensees and other participants in our supply chain may require access to credit markets in order to do business. Credit market conditions may slow our collection efforts as our wholesale customers find it more difficult to obtain necessary financing, leading to higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense. Credit conditions may impair our vendors' ability to finance the purchase of raw materials or general working capital needs to support our production requirements, resulting in a delay or non-receipt of inventory shipments during key seasons.
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
Acquisitions Are Subject to Many Risks.
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
Extreme Weather Conditions and Natural Disasters Could Negatively Impact our Operating Results and Financial Condition.
Extreme weather conditions in the areas in which our retail stores, suppliers, consumers, customers, distribution centers, headquarters and vendors are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, could disrupt our operations, the operations of our vendors and other suppliers or result in economic instability and changes in consumer spending that may negatively impact our operating results and financial condition.
An Outbreak of Disease or Similar Public Health Threat, or Fear of Such an Event, Could Have a Material Adverse Impact on the Company's Business, Operating Results and Financial Condition.
An outbreak of disease or similar public health threat, such as the COVID-19 outbreak, or fear of such an event, could have a material adverse impact on the Company's business, financial condition and operating results. Specifically, as of the date of this Annual Report on Form 10-K, the COVID-19 outbreak has caused a disruption to our business, beginning in January 2020 (see Item 7 in this annual report for further discussion regarding our full year 2020 business outlook). Potential financial impacts associated with the COVID-19 outbreak include, but are not limited to, lower net sales in markets affected by the outbreak, the delay of inventory production and fulfillment, potentially impacting net sales globally, and potential incremental costs associated with mitigating the effects of the outbreak, including increased freight and logistics costs and other expenses (see the risk factor “Global Regulation and Economic and Political Conditions, as well as Potential Changes in Regulations, Legislation and Government Policy, May Negatively Affect Our Business” herein for additional related risks). The COVID-19 outbreak is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, makes it difficult to forecast any effects on our 2020 results. However, as of the date of this filing we expect our results for 2020 to be significantly affected.
Our Investment Securities May Be Adversely Affected by Market Conditions.
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
We Depend on Key Personnel.
Our future success will depend in part on our ability to attract, retain and develop key talent and to effectively manage succession. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors near our headquarters in Portland, Oregon. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our financial condition, results of operations or cash flows.
We License our Proprietary Rights to Third-Parties and Could Suffer Reputational Damage to our Brands if we fail to Choose Appropriate Licensees.
We currently license, and expect to continue licensing, certain of our proprietary rights, such as trademarks or copyrighted material, to third-parties. We rely on our licensees to help preserve the value of our brands. Although we attempt to protect our brands through approval rights, we cannot completely control the use of our licensed brands by our licensees. The misuse of a brand by or negative publicity involving a licensee could have a material adverse effect on that brand and on us.
In addition, from time to time we license the right to operate retail stores for our brands to third-parties, primarily to our independent international distributors. We provide training to support these stores and set operational standards. However, these third-parties may not operate the stores in a manner consistent with our standards, which could cause reputational damage to our brands or harm these third-parties' sales.
RISKS RELATED TO OUR SECURITIES
Our Common Stock Price May Be Volatile.
Our common stock is traded on the NASDAQ Global Select Market. The size of our public float and our average daily trading volume makes the price of our common stock susceptible to large degrees of fluctuation. Factors such as general market conditions, actions by institutional investors to rapidly accumulate or divest of a substantial number of our shares, fluctuations in financial results, variances from financial market expectations, changes in earnings estimates or recommendations by analysts, or announcements by us or our competitors may cause the market price of our common stock to fluctuate, perhaps substantially.
Insiders Control a Majority of Our Common Stock and May Sell Shares.
Five related shareholders, The Gertrude Boyle Trust, Sarah A. Bany, Timothy P. Boyle, Joseph P. Boyle, and Molly A. Boyle, have historically controlled a majority of our common stock. Following Gertrude Boyle's death, Sarah A. Bany is serving as trustee of The Gertrude Boyle Trust, which holds the shares that were beneficially owned by Gertrude Boyle. As a result, if acting together, Sarah A. Bany, Timothy P. Boyle, Joseph P. Boyle, and Molly A. Boyle can effectively control matters requiring shareholder approval without the cooperation of other shareholders. Shares held by these shareholders, including shares held by The Gertrude Boyle Trust, are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933 and the Securities Exchange Act of 1934. The sale or the prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The following is a summary of principal properties owned or leased by us.

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
London, Ontario (1 location)—owned
In addition, as of December 31, 2019, we directly operated more than 450 retail stores, the vast majority of which are leased under a variety of arrangements, including long-term, short-term, and variable-payment leases. We also have several leases globally for office space, warehouse facilities, storage space, vehicles, and equipment, among other things. Refer to Note 10 in Item 8 of this annual report for further lease-related disclosures.
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

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol "COLM."
Holders
At February 7, 2020, we had approximately 270 shareholders of record, although we have a much larger number of beneficial owners, whose shares of record are held by banks, brokers and other financial institutions
Quarterly dividends on our common stock, when declared by our Board of Directors, are paid on or about the 15th day of March, May, August, and November. We currently intend to continue to declare and pay regular quarterly dividends on our common stock.
Performance Graph
The line graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the Russell 1000 Index, Russell 1000 Textiles Apparel & Shoes Index, Standard & Poor's ("S&P") 400 Mid-Cap Index and the Russell 3000 Textiles Apparel & Shoes Index for the period beginning December 31, 2014 and ending December 31, 2019. The graph assumes that $100 was invested on December 31, 2014, and that any dividends were reinvested. In 2019, we added the Russell 1000 Index and the Russell 1000 Textiles Apparel & Shoes Index to the performance graph because we believe the companies included in these indices are more comparable to that of Columbia in terms of line of business and market capitalization. Historical stock price performance should not be relied on as indicative of future stock price performance.

Columbia Sportswear Company
Stock Price Performance
December 31, 2014—December 31, 2019

Total Return Analysis

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Columbia Sportswear Co.	$100.00	$110.70	$133.96	$167.27	$197.74	$237.98
Russell 1000 Index	$100.00	$100.92	$113.08	$137.61	$131.02	$172.20
Russell 1000 Textiles Apparel & Shoes Index	$100.00	$99.29	$86.51	$106.88	$109.86	$150.63
S&P 400 Mid-Cap Index	$100.00	$97.82	$118.11	$137.30	$122.08	$154.07
Russell 3000 Textiles Apparel & Shoes Index	$100.00	$97.85	$86.48	$107.14	$111.17	$151.62

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 through October 31, 2019	49,888	$96.71	49,888	$215,317,000
November 1, 2019 through November 30, 2019	2,300	91.28	2,300	215,107,000
December 1, 2019 through December 31, 2019	—	—	—	215,107,000
Total	52,188	$96.48	52,188	$215,107,000
(1) Since the inception of our stock repurchase plan, our Board of Directors has authorized the repurchase of up to $1.1 billion of our common stock. As of December 31, 2019, we had repurchased 25.3 million shares under this program for an aggregate purchase price of $884.9 million. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

Item 6. SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2019 have been derived from our audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Item 7 and Item 8 of this annual report.

(In thousands, except per share amounts)	2019	2018	2017	2016	2015
Statement of Operations Data:
Net sales	$3,042,478	$2,802,326	$2,466,105	$2,377,045	$2,326,180
Gross profit	1,515,670	1,386,348	1,159,962	1,110,348	1,073,500
Gross margin	49.8%	49.5%	47.0%	46.7%	46.1%
Income from operations	394,971	350,982	262,969	256,508	249,721
Net income attributable to Columbia Sportswear Company(3)	330,489	268,256	105,123	191,898	174,337
Per Share of Common Stock Data:
Earnings per share attributable to Columbia Sportswear Company:
Basic	$4.87	$3.85	$1.51	$2.75	$2.48
Diluted	4.83	3.81	1.49	2.72	2.45
Cash dividends per share	0.96	0.90	0.73	0.69	0.62
Weighted average shares outstanding:
Basic	67,837	69,614	69,759	69,683	70,162
Diluted	68,493	70,401	70,453	70,632	71,064
Balance Sheet Data:
Inventories(2)	$605,968	$521,827	$457,927	$487,997	$473,637
Total assets(1)(2)	2,931,591	2,368,721	2,212,902	2,013,894	1,846,153
Non-current operating lease liabilities(1)	371,507	—	—	—	—
Note payable to related party	—	—	—	14,053	15,030
(1) The year-ended December 31, 2019 reflects the impact from the adoption of ASU 2016-02, Leases. Refer to Note 10 in Item 8 of this annual report for additional information.
(2) The year-ended December 31, 2018 reflects the impact from adoption of ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 3 in Item 8 of this annual report for additional information.
(3) The year-ended December 31, 2017 reflects the provisional impact from the enactment of the Tax Cuts and Jobs Act in December 2017. Refer to Note 11 in Item 8 of this annual report for additional information.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 and Item 8 of this annual report. In addition, refer to Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2018 for our discussion and analysis comparing financial condition and results of operations from 2018 to 2017.
Forward-Looking Statements
This annual report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding anticipated sales, gross margins and operating margins across markets or segments, profitability and the effect of specified factors on profitability for 2020, expenses, sourcing costs, effects of unseasonable weather on our results of operations, inventory levels, investments in our business and strategic priorities and the expected timing of implementation and potential benefits of such investments, including investments in and implementation of our information technology ("IT") systems, intellectual property, other disputes, our DTC businesses, including planned store additions, access to raw materials and factory capacity, financing and working capital requirements and resources, planned capital expenditures and funding of such capital expenditures, ability to meet our liquidity needs, plans to pay future cash dividends to our shareholders or engage in share repurchases and the funding of such dividends and repurchases, the impact of the COVID-19 outbreak, effects of TCJA and the adoption of new accounting standards, income tax rates and pre-tax income, results and financial impact of any tax audit, and our exposure to market risk associated with interest rates and foreign currency exchange rates.
These forward-looking statements, and others we make from time to time expressed in good faith and are believed to have a reasonable basis; however, each forward-looking statement involves risks and uncertainties. Many factors may cause actual results to differ materially from projected results in forward-looking statements, including the risks described in Item 1A of this annual report. Forward-looking statements are inherently less reliable than historical information. Except as required by law, we do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or to reflect changes in events, circumstances or its expectations. New factors emerge from time to time and it is not possible for us to predict or assess the effects of all such factors or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
Our Business
We have grown to become a global leader in designing, sourcing, marketing, and distributing outdoor, active and everyday lifestyle apparel, footwear, accessories, and equipment products. We connect active people with their passions primarily through our Columbia, SOREL, Mountain Hardwear, and prAna brands to meet the diverse needs of our customers and consumers. We sell our products in approximately 90 countries and operate in four geographic segments: U.S., LAAP, EMEA, and Canada.
Our production cycle from the design to the delivery of our products requires significant inventory commitments. We begin designing and developing our seasonal product lines approximately 12 months prior to soliciting advance orders from our wholesale customers and approximately 18 months prior to the products' availability to consumers in retail stores. The majority of our advance orders are shipped to wholesale customers for spring season products beginning in January and continuing through June, and for fall season products to wholesale customers beginning in July and continuing through December. Subsequent to advance order placements, wholesale customers may request replenishment orders for various products as consumer demand increases. We also sell our products to consumers through our DTC businesses, which include our own network of branded and outlet retail stores, brand-specific e-commerce sites, and concession-based arrangements with third-parties at branded, outlet and shop-in-shop retail locations in the LAAP and EMEA regions.
Our business is affected by the general seasonal trends common to the industry, including discretionary consumer shopping and spending patterns, as well as seasonal weather. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. In 2019, approximately 60% of our net sales and approximately 75% of our operating income were realized in the second half of the year. This illustrates our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
See Item 1 of this annual report for more information about our business.

Business Outlook
The global business climate presents us with a great deal of uncertainty, making it difficult to predict future results. Consistent with the seasonality and variability of our business, we anticipate 2020 profitability to be heavily concentrated in the second half of the year. Factors that could significantly affect our full year 2020 financial results include:
•Growth, performance and profitability of our global DTC operations;
•Increasing consumer expectations and competitive pressure related to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges and other evolving expectations;
•Shifts in our distribution and logistics capabilities to support the growth of our business and increasing expectations of our customer and consumers;
•Unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on cancellations of advance wholesale and distributor orders, sales returns, customer accommodations, replenishment orders and reorders, DTC sales, changes in mix and volume of full price sales in relation to promotional and closeout product sales, and suppressed customer and end-consumer demand in subsequent seasons;
•Our ability to effectively manage our inventory, including liquidating excess inventory timely and profitably through closeout sales in our wholesale and DTC businesses, in a market with elevated inventory;
•Difficult economic, geopolitical and competitive environments in certain key markets globally, coupled with increasing global economic uncertainty;
•Impacts of recent changes to, further changes to, and uncertainty surrounding tariffs or international trade policy;
•The implementation and stability of our DTC e-commerce platforms and continued optimization of our North America retail IT systems;
•Execution of our strategic initiatives and related business process and system changes across our business, including our supply chain, as well as other capability development;
•Economic and industry trends affecting consumer traffic and spending in brick and mortar retail channels, which have created uncertainty regarding the long-term financial health of certain of our wholesale customers, and, in certain cases, may require cancellation of customer shipments and/or increased credit exposure associated with any such shipments;
•The effects of changes in foreign currency exchange rates on net sales, gross margin, operating income, and net income;
•Net sales growth and profitability contributed by our LAAP businesses, in particular, Korea and China, which have softened due to competitive pressures and elevated dealer inventory levels;
•Performance of our Mountain Hardwear brand as we work to re-invigorate that brand in the marketplace;
•Performance of our prAna brand as we work to maintain the brand's premium positioning and raise brand awareness in order to drive long-term profitable sales growth;
•Impacts resulting from additional guidance about and implementation of the TCJA enacted in 2017; and
•Accelerated investment in and execution of demand creation, DTC infrastructure and other strategic priorities and initiatives.
These factors and others may have a material effect on our financial condition, results of operations or cash flows, particularly with respect to quarterly comparisons.
Additionally, the impacts of the COVID-19 outbreak are broad reaching, including impacts to our DTC and wholesale businesses. The outbreak has had an impact on our business in China, including the effects of temporary store closures and lower store traffic at stores that are open in China. In 2019, China accounted for approximately 5% of our consolidated net sales. There has also been an impact of the COVID-19 outbreak in regions and stores outside of China, especially Japan and Korea, but also globally in stores that have historically benefited from tourism. The COVID-19 outbreak is also impacting our supply chain. Temporary factory closures and the pace of workers returning to work have impacted our contract manufacturers’ ability to source certain raw materials and to produce and fulfill finished goods in a timely manner. The outbreak is also impacting distribution and logistics providers' ability to operate in the normal course of business. These supply chain impacts will likely affect our ability to timely fulfill orders and meet consumer demand. Given we have already received substantially all of our Spring 2020 product, potential order fulfillment delays would impact future seasons. Financial impacts associated with the COVID-19 outbreak include, but are not limited to, lower net sales in markets affected by the outbreak, the delay of inventory production and fulfillment, potentially impacting net sales globally, and potential incremental costs associated with mitigating the effects of the outbreak, including increased freight and logistics costs and other expenses. The COVID-19 outbreak is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact, makes it difficult to forecast any effects on our 2020 results. However, as of the date of this filing we expect our results for 2020 to be significantly affected.

Strategic Priorities
As part of our commitment to driving sustainable and profitable growth and relentless improvement, we remain focused on investment in our strategic priorities, including:
•driving brand awareness and sales growth through increased, focused demand creation investments;
•enhancing consumer experience and digital capabilities in all of our channels and geographies;
•expanding and improving global DTC operations with supporting processes and systems; and
•investing in our people and optimizing our organization across our portfolio of brands.
Ultimately, we expect our investments to enable market share capture across our brand portfolio, expand gross margin, improve selling, general and administrative ("SG&A") expense efficiency, and drive improved operating margin over the long-term.
Consumer-First Platform ("C1")
In 2017, we commenced investment in our C1 initiative, which encompasses retail platforms and IT systems to support the growth and continued development of our omnichannel capabilities. The objective of this initiative is consistent with our strategic priorities to deliver an enhanced consumer experience and to modernize and standardize our processes and systems to enable us to better anticipate and deliver against the needs of our consumers. In 2019, we rolled out the C1 platform to our North America stores for the Columbia, SOREL and Mountain Hardwear brands. In 2020, we are focused on optimizing the C1 platform to further streamline our administrative and retail operations now on the platform.
Experience First ("X1")
In 2018, we commenced investment in our X1 initiative, which is designed to enhance our e-commerce systems to take advantage of the changes in consumer browsing and purchasing behavior towards mobile devices. It encompasses re-implementation of our e-commerce platforms to offer improved search, browsing, checkout, loyalty, and customer care experiences for mobile shoppers. We are working toward a phased implementation of X1. In 2019, we implemented X1 across 10 countries in Europe-Direct and for the prAna brand in the U.S. We expect the North America implementation to continue in 2020, and intend the platform to go live for the Columbia, SOREL and Mountain Hardwear brands prior to the peak holiday sales period.
Project CONNECT
In 2017, we initiated Project CONNECT, aimed at aligning our resources to accelerate execution on our strategic priorities, including initiatives to drive net sales, capture cost of sales efficiencies, generate SG&A expense savings, and improve our marketing effectiveness. Efficiencies within cost of sales have created meaningful benefit to product margin driven by assortment optimization, design-to-value initiatives and DTC pricing and markdown optimization. The financial benefits from these initiatives are reflected in our 2019 financial results. As we realized these benefits, we have reallocated resources to our strategic priorities, including incremental demand creation spending, and other investments to drive growth across our brands and distribution channels. We expect to sustain the financial benefits from this project in 2020 and beyond.
Results of Operations
The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with Item 8 of this annual report. All references to years relate to the fiscal year ended December 31.
To supplement financial information reported in accordance with accounting principles generally accepted in the United States ("GAAP"), we disclose constant-currency net sales information, which is a non-GAAP financial measure, to provide a framework to assess how the business performed excluding the effects of changes in the exchange rates used to translate net sales generated in foreign currencies into United States dollars. Management believes that this non-GAAP financial measure reflects an additional and useful way of viewing an aspect of our operations that, when viewed in conjunction with our GAAP results, provides a more comprehensive understanding of our business and operations. In particular, investors may find the non-GAAP measure useful by reviewing our net sales results without the volatility in foreign currency exchange rates. This non-GAAP financial measure also facilitates management's internal comparisons to our historical net sales results and comparisons to competitors' net sales results. Constant-currency financial measures should be viewed in addition to, and not in lieu of or superior to, our financial measures calculated in accordance with GAAP.
The following discussion includes references to constant-currency net sales, as well as a reconciliation of this non-GAAP measure to the most directly comparable financial measure calculated in accordance with GAAP.

Highlights of the Year Ended December 31, 2019
•Net sales increased $240.2 million, or 9%, to $3,042.5 million, from $2,802.3 million in 2018.
•Gross profit as a percentage of net sales increased to 49.8% from 49.5% in 2018.
•Income from operations increased $44.0 million, or 13%, to $395.0 million from $351.0 million in 2018.
•Income tax expense decreased to $74.9 million from $85.8 million in 2018.
•Net income attributable to Columbia Sportswear Company increased $62.2 million, or 23%, to $330.5 million, or $4.83 per diluted share from net income of $268.3 million, or $3.81 per diluted share, in 2018.
•Operating cash flow decreased $4.1 million, or 1%, to $285.5 million, compared to $289.6 million in 2018.
•We paid cash dividends to shareholders totaling $65.1 million, or $0.96 per share.
The following table presents the items in our Consolidated Statements of Operations as a percentage of net sales:

	Year Ended December 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	50.2	50.5
Gross profit	49.8	49.5
Selling, general and administrative expenses	37.3	37.5
Net licensing income	0.5	0.5
Income from operations	13.0	12.5
Interest income, net	0.2	0.4
Other non-operating income (expense), net	0.1	—
Income before income tax	13.3	12.9
Income tax expense	2.4	3.1
Net income	10.9	9.8
Net income attributable to non-controlling interest	—	0.2
Net income attributable to Columbia Sportswear Company	10.9%	9.6%

Results of Operations — Consolidated
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net Sales: Consolidated net sales increased $240.2 million, or 9%, to $3,042.5 million in 2019 from $2,802.3 million in 2018.
Sales by Brand
Net sales by brand are summarized in the following table:

	Year Ended December 31,
(In millions, except for percentage changes)	Reported Net Sales 2019	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2019(1)	Reported Net Sales 2018	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
Columbia	$2,487.7	$25.3	$2,513.0	$2,292.3	9%	10%
SOREL	314.2	2.4	316.6	260.3	21%	22%
prAna	151.5	0.1	151.6	157.0	(4)%	(3)%
Mountain Hardwear	89.1	0.6	89.7	89.5	—%	—%
Other	—	—	—	3.2	(100)%	(100)%
	$3,042.5	$28.4	$3,070.9	$2,802.3	9%	10%
(1) Constant-currency net sales information is a non-GAAP financial measure, which excludes the effect of changes in foreign currency exchange rates against the United States dollar between comparable reporting periods. We calculate constant-currency net sales by translating net sales in foreign currencies for the current period into United States dollars at the exchange rates that were in effect during the comparable period of the prior year. This measure is also presented in the following Net Sales tables.

Columbia brand net sales increased $195.4 million, or 9% (10% constant-currency), to $2,487.7 million, led by increased net sales in U.S. wholesale and DTC businesses, reflecting increased net sales across all product categories.
SOREL brand net sales increased $53.9 million, or 21% (22% constant-currency), to $314.2 million, primarily driven by net sales growth in U.S. wholesale and DTC businesses.
prAna brand net sales decreased $5.5 million, or 4% (3% constant-currency), to $151.5 million.
Mountain Hardwear brand net sales decreased $0.4 million to $89.1 million.
Sales by Product Category
Net sales by product category are summarized in the following table:

	Year Ended December 31,
(In millions, except for percentage changes)	Reported Net Sales 2019	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2019(1)	Reported Net Sales 2018	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
Apparel, Accessories and Equipment	$2,341.2	$19.9	$2,361.1	$2,191.0	7%	8%
Footwear	701.3	8.5	709.8	611.3	15%	16%
	$3,042.5	$28.4	$3,070.9	$2,802.3	9%	10%
Apparel, accessories and equipment net sales increased $150.2 million, or 7% (8% constant-currency), to $2,341.2 million. Increased apparel, accessories and equipment net sales were led by sales growth from U.S. wholesale and DTC businesses, followed by EMEA distributor, Japan, and Europe-direct businesses, partially offset by decreased net sales in Korea. The increase in apparel, accessories and equipment net sales was concentrated in the Columbia brand.
Footwear net sales increased $90.0 million, or 15% (16% constant-currency), to $701.3 million. Increased footwear net sales were primarily led by sales growth in U.S. wholesale and DTC businesses. The increase in footwear net sales was led by the SOREL brand, followed by the Columbia brand.
Sales by Channel
Net sales by channel are summarized in the following table:

	Year Ended December 31,
(In millions, except for percentage changes)	Reported Net Sales 2019	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2019(1)	Reported Net Sales 2018	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
Wholesale	$1,782.8	$18.3	$1,801.1	$1,612.0	11%	12%
DTC	1,259.7	10.1	1,269.8	1,190.3	6%	7%
	$3,042.5	$28.4	$3,070.9	$2,802.3	9%	10%
Wholesale channel net sales increased $170.8 million, or 11% (12% constant-currency), to $1,782.8 million, driven by increased net sales across all regions, led by U.S.
DTC channel net sales increased $69.4 million, or 6% (7% constant currency), to $1,259.7 million, primarily due to increased net sales in the U.S. We operated more than 450 retail stores globally at December 31, 2019 compared to approximately 420 retail stores at December 31, 2018. Our e-commence business represented 11.1% of net sales in 2019 compared to 10.9% in 2018.
Gross Profit: Gross profit as a percentage of net sales increased to 49.8% in 2019 from 49.5% in 2018, primarily due to:
•A favorable impact from Project CONNECT benefits, including our design-to-value, assortment optimization and manufacturing efficiency initiatives; partially offset by
•A higher proportion of promotional and closeout product net sales; and
•A lower DTC net sales mix, which generally carries a higher gross margin.
Our gross profit may not be comparable to other companies in our industry as some companies may include all costs related to their distribution network in Cost of sales, while we, like many others, include these expenses in SG&A expense.
Selling, General and Administrative Expenses: SG&A expense includes all costs associated with our design, merchandising, marketing, distribution, and corporate functions, including related depreciation and amortization.

SG&A expense increased $85.0 million, or 8%, to $1,136.2 million, or 37.3% of net sales, in 2019, from $1,051.2 million, or 37.5% of net sales, in 2018. During 2019, we spent approximately 5.5% of our net sales in demand creation, compared to 5.4% in 2018.
The SG&A expense increase was primarily due to:
•Increased expenses to support our expanding global DTC businesses;
•Increased personnel costs to support business growth and strategic projects;
•Increased IT spending, including our C1 and X1 initiatives; and
•Increased demand creation spending; partially offset by
•The non-recurrence of Project CONNECT program expenses and discrete costs and
•The impact of weakening foreign currencies relative to the United States dollar.
Depreciation and amortization included in SG&A expense totaled $59.2 million in 2019, compared to $57.5 million in 2018.
Income from Operations: Income from operations increased $44.0 million, or 13%, to $395.0 million, or 13.0% of net sales, in 2019, from $351.0 million, or 12.5% of net sales, in 2018.
Income Tax Expense: Income tax expense decreased to $74.9 million in 2019 from $85.8 million in 2018. Our effective income tax rate decreased to 18.5% from 23.8% in 2018. The effective income tax rate for 2019 reflects discrete tax items including a one-time $6.6 million tax benefit related to the passage of a Swiss tax reform package, favorable foreign tax audit resolutions and a reduction in our U.S. minimum foreign tax liability.
Net Income Attributable to Columbia Sportswear Company: Net income attributable to Columbia Sportswear Company increased $62.2 million, or 23%, to $330.5 million, or $4.83 per diluted share, in 2019, from $268.3 million, or $3.81 per diluted share, in 2018, which included $12.0 million, net of tax, of Project CONNECT program expense and discrete costs, $5.1 million of incremental income tax expense related to the TCJA, and $3.3 million, net of tax, of benefit in connection with an insurance claim. The 2019 net income includes the benefit of full ownership of our China business, which became a wholly owned subsidiary effective January 2019. In 2018, the non-controlling interest share of net income was $6.7 million, or $0.10 per diluted share.

Results of Operations — Segment
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net Sales by Geographic Segment:
Net sales by geographic segment are summarized in the following table:

	Year Ended December 31,
(In millions, except for percentage changes)	Reported Net Sales 2019	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2019(1)	Reported Net Sales 2018	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
U.S.	$1,943.0	$—	$1,943.0	$1,728.5	12%	12%
LAAP	529.3	10.3	539.6	530.1	—%	2%
EMEA	367.1	13.7	380.8	350.8	5%	9%
Canada	203.1	4.4	207.5	192.9	5%	8%
	$3,042.5	$28.4	$3,070.9	$2,802.3	9%	10%
(1) Constant-currency net sales information is a non-GAAP financial measure, which excludes the effect of changes in foreign currency exchange rates against the United States dollar between comparable reporting periods. We calculate constant-currency net sales by translating net sales in foreign currencies for the current period into United States dollars at the exchange rates that were in effect during the comparable period of the prior year.
U.S. net sales increased $214.5 million, or 12%, to $1,943.0 million in 2019 from $1,728.5 million in 2018. U.S. net sales increased in both our wholesale and DTC businesses. The net sales increase in U.S. wholesale business was led by growth in our Columbia brand, followed by our SOREL and Mountain Hardwear brands. The net sales increase in U.S. wholesale business was driven by increased advanced orders for Spring 2019 and Fall 2019 product, as well as increased reorders, replenishments, and closeout sales. The net sales increase in U.S. DTC business was led by increased net sales from retail stores, followed by increased net sales from e-commerce business. At December 31, 2019, U.S. business operated 143 retail stores, compared with 136 stores at December 31, 2018.
LAAP net sales decreased $0.8 million (increased 2% constant-currency) to $529.3 million in 2019 from $530.1 million in 2018. LAAP net sales reflect unfavorable impacts of foreign currency rates, partially offset by growth in our Japan business.

EMEA net sales increased $16.3 million, or 5% (9% constant-currency), to $367.1 million in 2019 from $350.8 million in 2018. Net sales increased in our Europe-direct business, primarily driven by increased wholesale sales and, to a lesser extent, DTC sales growth, partially offset by the unfavorable impacts of foreign currency rates. Net sales increased in our EMEA distributor business, primarily driven by sales growth to our Russia-based distributor.
Canada net sales increased $10.2 million, or 5% (8% constant-currency), to $203.1 million in 2019 from $192.9 million in 2018. The increase was primarily driven by a net sales increase in Canada wholesale business, resulting from increased advanced orders for Fall 2019 products.
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
We anticipate this trend to continue until other segments achieve scale efficiencies from higher levels of net sales volume relative to the fixed cost structure necessary to operate the business. EMEA, in particular, has realized lower operating margins compared to other segments due to a relatively higher fixed cost structure associated with our supply chain and administrative functions, compared to net sales. As net sales increase in EMEA, we would anticipate an improvement in the operating income margin of that segment.
The following table presents segment income from operations for each reportable segments and unallocated corporate expenses:

	Year Ended December 31,
(In millions)	2019	2018	Change ($)
U.S.	$456.7	$410.7	$46.0
LAAP	80.1	81.0	(0.9)
EMEA	45.4	33.3	12.1
Canada	39.6	31.3	8.3
Total segment income from operations	621.8	556.3	65.5
Unallocated corporate expenses	(226.8)	(205.3)	(21.5)
Income from operations	$395.0	$351.0	$44.0
U.S. income from operations increased $46.0 million to $456.7 million, or 23.5% of net sales, in 2019 from $410.7 million, or 23.8% of net sales, in 2018. The increase in operating income was largely driven by net sales growth from both U.S. wholesale and DTC businesses. Relatively flat gross margin in 2019 compared to 2018 was driven by financial benefits from Project CONNECT, offset by higher wholesale closeout sales and lower DTC product margins due to increased promotional activity and product mix shifts in 2019 compared to 2018. U.S. SG&A expenses deleveraged slightly to 27.4% of net sales for 2019 from 27.2% of net sales for 2018 driven primarily by increased expenses to support our expanding U.S. DTC businesses.
LAAP income from operations decreased $0.9 million to $80.1 million, or 15.1% of net sales, in 2019 from $81.0 million, or 15.3% of net sales, in 2018.
EMEA income from operations increased $12.1 million to $45.4 million, or 12.4% of net sales, in 2019 from $33.3 million, or 9.5% of net sales, in 2018. The increase in income from operations resulted from increases in net sales in our Europe-direct and EMEA distributor businesses, combined with improved gross margin, reflecting financial benefits from Project CONNECT.
Canada income from operations increased $8.3 million to $39.6 million, or 19.5% of net sales, in 2019 from $31.3 million, or 16.2% of net sales, in 2018. The increase in income from operations resulted from increased net sales in both Canada wholesale and DTC businesses, combined with improved gross margin, reflecting financial benefits from Project CONNECT.
Unallocated corporate expenses increased by $21.5 million to $226.8 million in 2019, from $205.3 million in 2018, primarily driven by increased personnel costs and project-related expenses to support ongoing IT systems implementations.
Liquidity and Capital Resources
At December 31, 2019, we had total cash and cash equivalents of $686.0 million, compared to $437.8 million at December 31, 2018. In addition, we had short-term investments of $1.7 million at December 31, 2019, compared to $262.8 million at December 31, 2018.

2019 compared to 2018
Net cash provided by operating activities was $285.5 million in 2019, compared to $289.6 million in 2018. The decrease in cash provided by operating activities was primarily driven by an increase in Accounts receivable, net due to shipments occurring later in the fourth quarter relative to the same period in 2018 and a decrease in Accounts payable compared to the same period in 2018 due to the timing of payments.
Net cash provided by investing activities was $140.7 million in 2019, compared to net cash used in investing activities of $232.2 million in 2018. For 2019, net cash provided by investing activities primarily consisted of $264.2 million in net sales and maturities of short-term investments, partially offset by $123.5 million for capital expenditures. For 2018, net cash used in investing activities primarily consisted of $166.6 million in net purchases of short-term investments and $65.6 million for capital expenditures. The increase in cash used for capital expenditures in 2019 was primarily related to the expansion of our corporate headquarters and investments in our global DTC operations and technology systems.
Net cash used in financing activities was $190.7 million in 2019, compared to $270.0 million in 2018. For 2019, net cash used in financing activities primarily consisted of the repurchase of common stock of $121.7 million and dividend payments to Company shareholders of $65.1 million, and $17.9 million related to the purchase of the non-controlling interest in our China joint venture, partially offset by net proceeds of $14.0 million from the issuance of stock-based compensation. For 2018, net cash used in financing activities primarily consisted of the repurchase of common stock of $201.6 million and dividend payments to Company shareholders of $62.7 million and to the non-controlling interest in our China joint venture of RMB136.5 million (approximately US$19.9 million), partially offset by net proceeds of $14.2 million from the issuance of stock-based compensation.
Short-term borrowings and credit lines
We have an unsecured, committed revolving line of credit available to fund our domestic working capital requirements. Monthly variable commitments available for funding average $50.0 million over the course of a calendar year. We had no balance outstanding under this line of credit, and we were in compliance with all associated covenants at December 31, 2019. Internationally, our subsidiaries have operating lines of credit in place guaranteed by the parent company with a combined limit of approximately $107.2 million at December 31, 2019. At December 31, 2019, no balance was outstanding under these lines of credit. Refer to Note 8 in Item 8 of this annual report for additional information.
Our primary ongoing funding requirements are for working capital and capital expenditures, including facilities expansions at our corporate headquarters, investment in our DTC operations, including new stores and remodels, and investment in IT systems and other enabling capabilities to support our strategic priorities. We anticipate 2020 capital expenditures of approximately $90 million to $110 million. We expect to fund our future capital expenditures with existing cash, operating cash flows and credit facilities. If the need arises, we may seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all.
Our business is affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash, cash equivalents and short-term investments balances generally are at their lowest level at the end of the third quarter and increase during the fourth quarter from collection of wholesale business receivables and fourth-quarter DTC sales. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and existing short-term borrowing arrangements. We plan to fund future cash dividends and share repurchases with cash generated from operating activities.
Contractual obligations
The following table presents our estimated significant contractual commitments:

	Year ended December 31,
(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Inventory purchase obligations (1)	$337,218	$—	$—	$—	$—	$—	$337,218
Operating lease obligations (2)	75,833	73,078	67,424	60,998	59,216	168,996	505,545
TCJA transition tax obligations (3)	—	1,531	4,250	7,969	10,625	13,282	37,657
(1) Refer to Inventory Purchase Obligations in Note 13 in Item 8 of this annual report.
(2) Refer to Operating Leases in Note 10 in Item 8 of this annual report.
(3) Refer to Income Taxes in Note 11 in Item 8 of this annual report.

In addition, our non-current Income taxes payable on the Consolidated Balance Sheet at December 31, 2019 includes approximately $10.8 million of net unrecognized tax benefits; however, these are excluded from the table above because we are uncertain about whether or when these amounts may be settled. Refer to Note 11 in Item 8 of this annual report for additional information.
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
We treat shipping and handling activities as fulfillment costs, and as such, recognize the costs for these activities at the time related revenue is recognized. The majority of these costs are recorded as SG&A expenses, and the direct costs associated with shipping goods to customers and consumers are recorded as Costs of goods sold. Shipping and handling fees billed to customers are recorded as Net sales.
Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.

Allowance for Uncollectable Accounts Receivable
We make ongoing estimates of the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses, and we make judgments about the creditworthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, credit insurance coverage, standby letters of credit, and other forms of collateral, current economic trends, and changes in customer payment terms. Continued uncertainty in credit and market conditions may slow our collection efforts if customers experience difficulty accessing credit and paying their obligations, leading to higher than normal accounts receivable and increased bad debt expense. Because we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectable accounts may differ from our estimates and may have a material effect on our consolidated financial position, results of operations or cash flows. If the financial condition of our customers deteriorates and results in their inability to make payments, a larger allowance may be required. If we determine that a smaller or larger allowance is appropriate, we will record an adjustment to SG&A expense in the period in which we make such a determination.
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
Product Warranty
We make ongoing estimates of potential future product warranty costs. When we evaluate our reserve for warranty costs, we consider our product warranty policies, historical claim rates by season, product category and mix, current warranty claim trends, and the historical cost to repair, replace or refund the original sale. If we determine that a smaller or larger reserve is appropriate, we will record an adjustment to Cost of sales in the period in which we make such a determination.
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
We review and test our intangible assets with indefinite useful lives and goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Our intangible assets with indefinite lives consist of trademarks and trade names. Substantially all of our goodwill is recorded in the U.S. segment and impairment testing for goodwill is performed at the reporting unit level. In the impairment test for goodwill, the two-step process first compares the estimated fair value of the reporting unit with the carrying amount of that reporting unit. We estimate the fair value of our reporting units using a combination of discounted cash flow analysis and market-based valuation methods, as appropriate. If step one indicates impairment, step two compares the estimated fair value of the reporting unit to the estimated fair value of all reporting unit assets and liabilities, except goodwill, to determine the implied fair value of goodwill. We calculate impairment as the excess of carrying amount of goodwill over the implied fair value of goodwill. In the impairment tests for trademarks and trade names, we compare the estimated fair value of each asset to its carrying amount. The fair values of trademarks and trade names are generally estimated using a relief from royalty method under the income approach. If the carrying amount of a trademark or trade name exceeds its estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value. Key assumptions used in the discounted cash flow models are cash flow projections and the discount rate. Cash flow projections are developed in part from our annual planning process. The discount rate is the estimated weighted-average costs of capital of the reporting unit from a market-participant perspective.
Our 2019 impairment tests of goodwill and intangible assets with indefinite lives indicated that the fair value of all reporting units and intangible assets with indefinite lives exceeded their respective carrying values by more than 20%, except for the trademark for the prAna reporting unit. In the prAna impairment analysis, the estimated fair value of the trademark exceeded its carrying value by approximately 20% and, as such, the reporting unit’s trademark balance of $88.0 million was not impaired. As part of our evaluation, we performed sensitivity analysis on the trademark impairment model. A 100 basis point increase in the assumed discount rate did not cause the fair value of the trademark to decline below its carrying value. Separately, a 10% decrease in estimated net sales for each of the next five years did not cause the fair value of the trademark to decline below its carrying value. Additionally, the estimated fair value of the prAna reporting unit exceeded its carrying value by more than 30%, and as such the reporting unit’s goodwill balance of $54.2 million was not impaired. While no impairment was indicated during the 2019 tests, if the prAna brand's actual or projected future performance deteriorates from the projections considered in our 2019 tests, it is possible that an impairment charge would be required.
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
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, we recognize Income tax expense for the amount of taxes payable or refundable for the current year and for the amount of deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and our uncertain tax positions. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for Income tax expense in our Consolidated Statements of Operations. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred tax assets to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position, results of operations or cash flows.
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
Recent Accounting Pronouncements
Refer to Note 2 in Item 8 of this annual report.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our primary currency exchange rate risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. We focus on mitigating changes in functional currency equivalent cash flows resulting from anticipated United States dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency. We also mitigate changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated sales for subsidiaries that use United States dollars and euros as their functional currency. We manage this risk primarily by using currency forward contracts. Additionally, we hedge net balance sheet exposures related primarily to non-functional currency denominated monetary assets and liabilities using foreign currency forward contracts in euros, yen, Canadian dollars, Swiss francs, Chinese renminbi, Korean Won, British Pound, and Czech koruna. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, receivables, payables, deferred income taxes, and intercompany loans.
The net fair value of our derivative contracts was favorable by approximately $15.1 million at December 31, 2019. A 10% unfavorable exchange rate change in the euro, franc, Canadian dollar, yen, renminbi, won, pound, and koruna against the United States dollar would have resulted in the net fair value declining by approximately $59.4 million at December 31, 2019. Changes in fair value of derivative contracts resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.
Our negotiated credit facilities generally charge interest based on a benchmark rate such as the London Interbank Offered Rate ("LIBOR"). Fluctuations in short-term interest rates cause interest payments on drawn amounts to increase or decrease. At December 31, 2019, no balance was outstanding under our credit facilities.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our management is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which we consider appropriate in the circumstances and include some amounts based on our best estimates and judgments. Other financial information in this report is consistent with these financial statements.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Columbia Sportswear Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill – prAna Reporting Unit – Refer to Notes 2 and 7 of the Notes to Consolidated Financial Statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used a combination of discounted cash flow analysis and market-based valuation methods, which requires management to make significant estimates and assumptions related to projected sales, income, cash flows, discount rates, market-based multiples, and other operating performance measures. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, if any, or both. The goodwill balance was $68.6 million as of December 31, 2019, of which $54.2 million was allocated to the prAna Reporting Unit (“prAna”).

Given prAna’s historical performance as compared to projections, auditing management’s estimates and assumptions related to projected sales, income, cash flows, discount rates, market-based multiples, and other operating performance measures for prAna involved especially subjective judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates and assumptions related to projected sales, income, cash flows, discount rates, market-based multiples, and other operating performance measures for the prAna goodwill impairment analysis included the following, among others:
•We tested the effectiveness of internal controls over the prAna goodwill impairment analysis, including those over the forecasts for sales, income, cash flows, and other operating performance measures, and the selection of the discount rate and market-based multiples.
•We evaluated management’s ability to accurately forecast sales, income, cash flows, and other operating performance measures by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s sales, operating margin, income, and cash flows forecasts by comparing the forecasts to:
◦Historical sales, operating margins, income, and cash flows.
◦Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•We evaluated the impact of changes in management’s forecasts from the October 31, 2019 annual measurement date to December 31, 2019.
•To evaluate the reasonableness of the discount rate, we:
◦Developed a range of independent estimates of the discount rate and compared those to the discount rate selected by management to assess the appropriateness of the discount rate assumption.
◦Tested the inputs and source information underlying the determination of the discount rate by comparing to reputable third-party data or industry information and tested the mathematical accuracy of the calculation.
•We evaluated the reasonableness of the multiple management applied to the projected sales as part of their market-based valuation method through comparison to valuation multiples for guideline public companies.
Intangible Assets, Net – prAna Trademark– Refer to Notes 2 and 7 of the Notes to Consolidated Financial Statements
Critical Audit Matter Description
The Company has trademarks and trade names (“trademarks”) that are indefinite-lived intangible assets. As of December 31, 2019, the carrying value of the intangible assets was $123.6 million, of which $88.0 million was attributed to prAna’s trademark. The Company used the relief from royalty method to estimate fair value, which requires management to make significant estimates and assumptions related to projected sales, royalty rates and discount rates to estimate the net present value of future prAna cash flows relating to the trademark.
Given prAna’s historical performance as compared to projections, auditing management’s estimates and assumptions related to projected sales, royalty rates, and discount rates for prAna involved especially subjective judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates and assumptions related to projected sales, royalty rates, and discount rates for the prAna trademark valuation included the following, among others:
•We tested the effectiveness of controls over intangible assets, including those over the forecasts of future sales, and the selection of the discount rate and royalty rate.
•We evaluated management’s ability to accurately forecast future sales by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s sales forecasts by comparing the forecasts to:
◦Historical sales.

◦Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•We evaluated the impact of changes in management’s forecasts from the October 31, 2019 annual measurement date to December 31, 2019.
•To evaluate the reasonableness of the (1) discount rate and (2) royalty rate, we:
◦Developed a range of independent estimates of the discount rate and compared those to the discount rate selected by management to assess the appropriateness of the discount rate assumption.
◦Tested the inputs and source information underlying the determination of the discount rate by comparing to reputable third-party data or industry information and tested the mathematical accuracy of the calculation.
◦Compared the royalty rate selected by management to rates from royalty agreements in the outdoor apparel industry for comparable companies and the Company’s own contract royalty rates.

/s/    DELOITTE & TOUCHE LLP
Portland, Oregon
February 27, 2020

We have served as the Company’s auditor since at least 1994; however, an earlier year could not be reliably determined.

COLUMBIA SPORTSWEAR COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$686,009	$437,825
Restricted cash	—	13,970
Short-term investments	1,668	262,802
Accounts receivable, net of allowance of $8,925 and $11,051, respectively	488,233	449,382
Inventories	605,968	521,827
Prepaid expenses and other current assets	93,868	79,500
Total current assets	1,875,746	1,765,306
Property, plant, and equipment, net	346,651	291,596
Operating lease right-of-use assets	394,501	—
Intangible assets, net	123,595	126,575
Goodwill	68,594	68,594
Deferred income taxes	78,849	78,155
Other non-current assets	43,655	38,495
Total assets	$2,931,591	$2,368,721
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$255,372	$274,435
Accrued liabilities	295,723	275,684
Operating lease liabilities	64,019	—
Income taxes payable	15,801	22,763
Total current liabilities	630,915	572,882
Non-current operating lease liabilities	371,507	—
Income taxes payable	48,427	50,791
Deferred income taxes	6,361	9,521
Other long-term liabilities	24,934	45,214
Total liabilities	1,082,144	678,408
Commitments and contingencies (Note 13)
Columbia Sportswear Company Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 250,000 shares authorized; 67,561 and 68,246 issued and outstanding, respectively	4,937	—
Retained earnings	1,848,935	1,677,920
Accumulated other comprehensive loss	(4,425)	(4,063)
Total Columbia Sportswear Company shareholders' equity	1,849,447	1,673,857
Non-controlling interest	—	16,456
Total equity	1,849,447	1,690,313
Total liabilities and equity	$2,931,591	$2,368,721

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Net sales	$3,042,478	$2,802,326	$2,466,105
Cost of sales	1,526,808	1,415,978	1,306,143
Gross profit	1,515,670	1,386,348	1,159,962
Selling, general and administrative expenses	1,136,186	1,051,152	910,894
Net licensing income	15,487	15,786	13,901
Income from operations	394,971	350,982	262,969
Interest income, net	8,302	9,876	4,515
Interest expense on note payable to related party	—	—	(429)
Other non-operating income (expense), net	2,156	(141)	(321)
Income before income tax	405,429	360,717	266,734
Income tax expense	74,940	85,769	154,419
Net income	330,489	274,948	112,315
Net income attributable to non-controlling interest	—	6,692	7,192
Net income attributable to Columbia Sportswear Company	$330,489	$268,256	$105,123

Earnings per share attributable to Columbia Sportswear Company:
Basic	$4.87	$3.85	$1.51
Diluted	$4.83	$3.81	$1.49
Weighted average shares outstanding:
Basic	67,837	69,614	69,759
Diluted	68,493	70,401	70,453

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net income	$330,489	$274,948	$112,315
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, net	56	(56)	—
Unrealized gains (losses) on derivative transactions (net of tax effects of $830, $(7,782), and $8,176, respectively)	(2,383)	24,262	(18,005)
Foreign currency translation adjustments (net of tax effects of $2,188, $1,557, and $(4), respectively)	2,064	(18,079)	34,160
Other comprehensive income (loss)	(263)	6,127	16,155
Comprehensive income	330,226	281,075	128,470
Comprehensive income attributable to non-controlling interest	—	7,480	9,617
Comprehensive income attributable to Columbia Sportswear Company	$330,226	$273,595	$118,853

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$330,489	$274,948	$112,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and non-cash lease expense	121,725	58,230	59,945
Loss on disposal or impairment of property, plant, and equipment	5,442	4,208	1,927
Deferred income taxes	(1,808)	1,462	44,851
Stock-based compensation	17,832	14,291	11,286
Changes in operating assets and liabilities:
Accounts receivable, net	(37,537)	(25,601)	(24,197)
Inventories	(84,058)	(94,716)	46,662
Prepaid expenses and other current assets	(15,068)	(9,771)	(19,241)
Other assets	(3,547)	(12,421)	931
Accounts payable	(10,419)	19,384	30,568
Accrued liabilities	18,863	66,900	11,581
Income taxes payable	(9,402)	(3,958)	58,702
Operating lease assets and liabilities	(54,197)	—	—
Other liabilities	7,137	(3,387)	5,798
Net cash provided by operating activities	285,452	289,569	341,128
Cash flows from investing activities:
Purchases of short-term investments	(136,257)	(518,755)	(130,993)
Sales and maturities of short-term investments	400,501	352,127	36,282
Capital expenditures	(123,516)	(65,622)	(53,352)
Proceeds from sale of property, plant, and equipment	—	19	279
Net cash provided by (used in) investing activities	140,728	(232,231)	(147,784)
Cash flows from financing activities:
Proceeds from credit facilities	78,186	70,576	3,374
Repayments on credit facilities	(78,186)	(70,576)	(3,374)
Proceeds from issuance of common stock related to stock-based compensation	19,793	18,484	19,946
Tax payments related to stock-based compensation	(5,806)	(4,285)	(3,662)
Repurchase of common stock	(121,702)	(201,600)	(35,542)
Purchase of non-controlling interest	(17,880)	—	—
Cash dividends paid	(65,127)	(62,664)	(50,909)
Cash dividends paid to non-controlling interest	—	(19,949)	—
Payment of related party note payable	—	—	(14,236)
Net cash used in financing activities	(190,722)	(270,014)	(84,403)
Net effect of exchange rate changes on cash	(1,244)	(8,695)	12,836
Net increase (decrease) in cash, cash equivalents and restricted cash	234,214	(221,371)	121,777
Cash, cash equivalents and restricted cash, beginning of period	451,795	673,166	551,389
Cash, cash equivalents and restricted cash, end of period	$686,009	$451,795	$673,166
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$99,062	$77,408	$81,045
Cash paid during the year for interest on note payable to related party	$—	$—	$685
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$9,543	$11,831	$3,188

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Columbia Sportswear Company Shareholders' Equity
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2017	69,873	$53,801	$1,529,636	$(22,617)	$20,691	$1,581,511
Net income	—	—	105,123	—	7,192	112,315
Other comprehensive income (loss):
Unrealized holding gains (losses) on derivative transactions, net	—	—	1,159	(17,489)	(516)	(16,846)
Foreign currency translation adjustment, net	—	—	—	31,219	2,941	34,160
Cash dividends ($0.73 per share)	—	—	(50,909)	—	—	(50,909)
Issuance of common stock related to stock-based compensation, net	787	16,284	—	—	—	16,284
Stock-based compensation expense	—	11,286	—	—	—	11,286
Repurchase of common stock	(665)	(35,542)	—	—	—	(35,542)
BALANCE, DECEMBER 31, 2017	69,995	45,829	1,585,009	(8,887)	30,308	1,652,259
Net income	—	—	268,256	—	6,692	274,948
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities, net	—	—	—	(56)	—	(56)
Unrealized holding gains on derivative transactions, net	—	—	—	23,195	1,067	24,262
Foreign currency translation adjustment, net	—	—	—	(17,800)	(279)	(18,079)
Cash dividends ($0.90 per share)	—	—	(62,664)	—	—	(62,664)
Dividends to non-controlling interest	—	—	—	—	(21,332)	(21,332)
Adoption of new accounting standards	—	—	14,600	(515)	—	14,085
Issuance of common stock related to stock-based compensation, net	600	14,199	—	—	—	14,199
Stock-based compensation expense	—	14,291	—	—	—	14,291
Repurchase of common stock	(2,349)	(74,319)	(127,281)	—	—	(201,600)
BALANCE, DECEMBER 31, 2018	68,246	—	1,677,920	(4,063)	16,456	1,690,313
Net income	—	—	330,489	—	—	330,489
Purchase of non-controlling interest	—	—	—	(99)	(16,456)	(16,555)
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	56	—	56
Unrealized holding losses on derivative transactions, net	—	—	—	(2,383)	—	(2,383)
Foreign currency translation adjustment, net	—	—	—	2,064	—	2,064
Cash dividends ($0.96 per share)	—	—	(65,127)	—	—	(65,127)
Issuance of common stock related to stock-based compensation, net	558	13,987	—	—	—	13,987
Stock-based compensation expense	—	17,832	—	—	—	17,832
Repurchase of common stock	(1,243)	(26,882)	(94,347)	—	—	(121,229)
BALANCE, DECEMBER 31, 2019	67,561	4,937	1,848,935	(4,425)	—	1,849,447

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
Nature of the Business
Columbia Sportswear Company is a global leader in the design, sourcing, marketing, and distribution of outdoor, active and everyday lifestyle apparel, footwear, accessories, and equipment products.
Principles of Consolidation
The consolidated financial statements include the accounts of Columbia Sportswear Company, its wholly owned subsidiaries and entities in which it maintained a controlling financial interest (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.
Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. Some of the more significant estimates relate to revenue recognition, allowance for uncollectible accounts receivable, excess, close-out and slow moving inventory, product warranty, impairment of long-lived assets, intangible assets and goodwill, income taxes, and stock-based compensation.
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
The adoption of ASC 842 did not materially impact the Consolidated Statements of Operations. Also, the adoption of ASC 842 had no material impact on operating, investing or financing cash flows in the Consolidated Statements of Cash Flows. See Note 10 for additional disclosure regarding the adoption of the new standard.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the effect of the adoption of ASC 842 on the Company's Consolidated Balance Sheets:

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and cash equivalents
Cash and cash equivalents are stated at fair value or at cost, which approximates fair value, and include investments with original maturities of 90 days or less at the date of acquisition. At December 31, 2019, Cash and cash equivalents consisted of cash, money market funds, United States government treasury bills, and commercial paper. At December 31, 2018, Cash and cash equivalents consisted of cash, money market funds and United States government treasury bills.
Investments
At December 31, 2019, Short-term investments consisted of mutual fund share investments held as part of the Company's deferred compensation plan expected to be distributed in the next twelve months. At December 31, 2018, Short-term investments consisted of United States government treasury bills, and mutual fund share investments held as part of the Company's deferred compensation plan expected to be distributed in the next twelve months. The United States government treasury bills are classified as available-for-sale securities and are recorded at fair value with any unrealized gains and losses reported, net of tax, in Other comprehensive income (loss). Investments held as part of the Company's deferred compensation plan are classified as trading securities and are recorded at fair value with any unrealized gains and losses reported as a component of operating income. Realized gains or losses are determined based on the specific identification method.
At December 31, 2019 and 2018, long-term investments included in Other non-current assets consisted of money market and mutual fund shares held to offset liabilities to participants in the Company's deferred compensation plan. The investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported as a component of operating income.
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

Index to Notes to Consolidated Financial Statements
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
Intangible assets and goodwill
Intangible assets with indefinite useful lives and goodwill are not amortized but are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized using the straight-line method over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. Intangible assets with finite lives include patents, purchased technology and customer relationships and have estimated useful lives which range from approximately 3 to 10 years.
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
Leases
The Company leases, among other things, retail space, office space, warehouse facilities, storage space, vehicles, and equipment. Generally, the base lease terms are between five and 10 years. Certain lease agreements contain scheduled rent escalation clauses and others include rental payments adjusted periodically depending on an index or rate. Certain retail space lease agreements provide for additional rents based on a percentage of annual sales in excess of stipulated minimums ("percentage rent"). Certain lease agreements require the Company to pay real estate taxes, insurance, common area maintenance, and other costs, collectively referred to as operating costs, in addition to base rent.
Certain lease agreements also contain lease incentives, such as tenant improvement allowances and rent holidays. Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. The exercise

Index to Notes to Consolidated Financial Statements
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
ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses quoted interest rates as an input to derive an appropriate incremental borrowing rate, adjusted for the lease term and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease. The Company also contemplates adjusting the discount rate for the amount of the lease payments.
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
Variable lease payments associated with the Company's leases are recognized upon occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Variable lease payments are presented in the Company's Consolidated Statements of Operations in the same line item as expense arising from fixed lease payments.
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

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Derivatives
The effective portion of changes in fair values of outstanding cash flow hedges is recorded in other comprehensive income until earnings are affected by the hedged transaction, and any ineffective portion is included in current income. In most cases, amounts recorded in other comprehensive income will be released to earnings after maturity of the related derivative. The Consolidated Statements of Operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in Cost of sales when the underlying hedged transactions affect earnings. Results of hedges of revenue are recorded in Net sales when the underlying hedged transactions affect earnings. Unrealized derivative gains and losses, which are recorded in assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Consolidated Statements of Cash Flows based on their respective balance sheet classifications. Refer to Note 19 for more information on derivatives and risk management.
Foreign currency translation
The assets and liabilities of the Company's foreign subsidiaries have been translated into United States dollars using the exchange rates in effect at period end, and the sales and expenses have been translated into United States dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a separate component of Accumulated other comprehensive loss in the Consolidated Balance Sheets.
Revenue recognition
Revenues are recognized when the Company's performance obligations are satisfied as evidenced by transfer of control of promised goods to customers or consumers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. Within the Company's wholesale channel, control generally transfers to the customer upon shipment to, or upon receipt by, the customer depending on the terms of sale with the customer. Within the Company's direct-to-consumer ("DTC") channel, control generally transfers to the consumer at the time of sale within retail stores and concession-based arrangements and upon shipment to the consumer with respect to e-commerce transactions.
The amount of consideration the Company expects to be entitled to receive and recognize as Net sales across both wholesale and DTC channels varies with changes in sales returns and other accommodations and incentives offered to customers and consumers. When the Company gives customers the right to return products or provide other accommodations such as chargebacks and markdowns, the Company estimates the expected sales returns and miscellaneous claims and records a sales reserve to reduce Net sales. These estimates are based on historical rates of product returns and claims, as well as events and circumstances that indicate changes to such historical rates. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. As a result, the Company adjusts estimates of revenue at the earlier of when the most likely amount of consideration the Company expects to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly greater or lower than the sales reserves established, the Company records an adjustment to Net sales in the period in which it made such determination.
Licensing income, which is presented separately as Net licensing income on the Consolidated Statements of Operations and represents less than 1% of total revenue, is recognized over time based on the greater of contractual minimum royalty guarantees and actual, or estimated, sales of licensed products by the Company's licensees.
The Company expenses sales commissions when incurred, which is generally at the time of sale, because the amortization period would have been one year or less. These costs are recorded within SG&A expenses.
The Company treats shipping and handling activities as fulfillment costs, and as such recognize the costs for these activities at the time related revenue is recognized. The majority of these costs are recorded as SG&A expenses, and the direct costs associated with shipping goods to customers and consumers are recorded as Costs of sales. Shipping and handling fees billed to customers are recorded as Net sales.
Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.
Cost of sales
The expenses that are included in Cost of sales include all direct product costs related to shipping, duties and importation. Specific provisions for excess, close-out or slow moving inventory are also included in cost of sales. In addition, some of the Company's products carry life-time or limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
time of sale to cover estimated costs based on the Company's history of warranty repairs and replacements and is recorded in Cost of sales.
Selling, general and administrative expense
SG&A expense consists of personnel-related costs, advertising, depreciation, occupancy, and other selling and general operating expenses related to the Company's business functions, including planning, receiving finished goods, warehousing, distribution, retail operations and information technology.
Shipping and handling costs
Shipping and handling fees billed to customers and consumers are recorded as Net sales. Inventory planning, receiving, storage and handling costs are recorded as a component of SG&A expenses and were $89.2 million, $82.7 million and $73.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Stock-based compensation
Stock-based compensation cost is estimated at the grant date based on the award's fair value and is recorded as expense when recognized. For stock options and service-based restricted units, stock-based compensation cost is recognized over the expected requisite service period using the straight-line attribution method. For performance-based restricted stock units, stock-based compensation cost is recognized based on the Company's assessment of the probability of achieving performance targets in the reporting period. The Company estimates forfeitures for stock-based awards granted, but which are not expected to vest.
Advertising costs
Advertising costs, including marketing and demand creation spending, are expensed in the period incurred and are included in SG&A expenses. Total advertising expense, including cooperative advertising costs, were $166.4 million, $150.4 million and $121.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Cooperative advertising costs are expensed when the related revenues are recognized and included in SG&A expenses when the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated.
Recently issued accounting pronouncements
Effective January 1, 2020, the Company adopted ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) issued by the FASB in August 2018, which clarifies certain aspects of accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. Under the ASU, an entity would expense costs incurred in the preliminary-project and post-implementation-operation stages. The entity would also capitalize certain costs incurred during the application-development stage, as well as certain costs related to enhancements. The ASU does not change the accounting for the service component of a CCA. The Company adopted the standard using the prospective method and anticipates an increase in cloud-specific implementation assets as specific cloud initiatives are developed at the Company. These assets will amortize over their assessed useful lives or the term of the underlying cloud computing hosting contract, whichever is shorter.
Effective January 1, 2020, the Company adopted ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment issued by the FASB in January 2017, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under this guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The impact of the new standard will depend on the specific facts and circumstances of future individual goodwill impairments, if any.
Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments issued by the FASB in June 2016, as well as the clarifying amendments subsequently issued. The pronouncement changes the impairment model for most financial assets and will require the use of an "expected loss" model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Upon adoption of the standard, there was no immediate impact to the Company's financial position, results of operations or cash flows. On an ongoing basis, the Company will contemplate forward-looking economic conditions in recording lifetime expected credit losses for the Company’s financial assets measured at cost, such as the Company’s trade receivables and certain short-term investments.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This standard is effective beginning in the first quarter of 2021 on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact this accounting standard will have on the Company's financial position, results of operations or cash flows.
NOTE 3—REVENUES
Disaggregated Revenue
As disclosed below in Note 18, the Company has aggregated its operating segments into four geographic segments: United States ("U.S."), Latin America and Asia Pacific ("LAAP"), Europe, Middle East and Africa ("EMEA") and Canada.
The following tables disaggregate our operating segment Net sales by product category and sales channel, which the Company believes provides a meaningful depiction how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Year Ended December 31, 2019
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,562,487	$395,002	$245,381	$138,292	$2,341,162
Footwear	380,520	134,280	121,691	64,825	701,316
Total	$1,943,007	$529,282	$367,072	$203,117	$3,042,478
Sales channel net sales
Wholesale	$1,049,300	$272,389	$312,347	$148,760	$1,782,796
Direct-to-consumer	893,707	256,893	54,725	54,357	1,259,682
Total	$1,943,007	$529,282	$367,072	$203,117	$3,042,478

	Year Ended December 31, 2018
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,432,711	$400,240	$226,324	$131,783	$2,191,058
Footwear	295,765	129,912	124,430	61,161	611,268
Total	$1,728,476	$530,152	$350,754	$192,944	$2,802,326
Sales channel net sales
Wholesale	$902,928	$267,002	$300,626	$141,467	$1,612,023
Direct-to-consumer	825,548	263,150	50,128	51,477	1,190,303
Total	$1,728,476	$530,152	$350,754	$192,944	$2,802,326

	Year Ended December 31, 2017
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,264,894	$354,907	$187,567	$120,589	$1,927,957
Footwear	255,132	120,221	106,133	56,662	538,148
Total	$1,520,026	$475,128	$293,700	$177,251	$2,466,105
Sales channel net sales
Wholesale	$828,769	$264,371	$257,269	$137,615	$1,488,024
Direct-to-consumer	691,257	210,757	36,431	39,636	978,081
Total	$1,520,026	$475,128	$293,700	$177,251	$2,466,105

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Performance Obligations
For the years ended December 31, 2019 and 2018, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.
Contract Balances
As of December 31, 2019 and 2018, contract liabilities included in Accrued Liabilities on the Consolidated Balance Sheets, which consisted of obligations associated with our gift card and customer loyalty programs, were not material.
NOTE 4—CONCENTRATIONS
Trade receivables
The Company had one customer that accounted for approximately 13.9% and 11.6% of Accounts receivable, net at December 31, 2019 and 2018, respectively. No single customer accounted for 10% or more of Net sales for any of the years ended December 31, 2019, 2018 or 2017.
Country and supplier concentrations
The majority of the Company's products are manufactured by contract manufacturers located outside the United States. The Company's apparel, accessories and equipment products are manufactured in 12 countries, with approximately 50% of these products produced in Vietnam and China. Five of the largest contract manufacturers account for approximately 30% of the Company's apparel, accessories and equipment production, with the largest manufacturer accounting for approximately 10%. The Company's footwear products are manufactured in three countries, with the majority of these products produced in Vietnam and China. Five of the largest contract manufacturers account for approximately 85% of the Company's footwear production, with the largest manufacturer accounting for approximately 45%.
NOTE 5—NON-CONTROLLING INTEREST
Prior to January 2, 2019, the Company owned a 60% controlling interest in a joint venture formed with Swire Resources, Limited ("Swire") to support the development and operation of the Company's business in China. The accounts of the joint venture were included in the Consolidated Financial Statements. Swire's share of net income from the joint venture was included in Net income attributable to non-controlling interest in the Consolidated Statements of Operations and the non-controlling equity interest in this entity was included as Non-controlling interest in the Consolidated Balance Sheets and Consolidated Statements of Equity.
In September 2018, the Company and Swire entered into an Equity Interest Transfer Agreement ("EITA"), in which the Company committed to buy out the 40% non-controlling interest in the joint venture. On January 2, 2019, the Company closed the buyout. As a result of the buyout, the 2019 Consolidated Financial Statements do not separately reflect amounts related to the non-controlling interest. See Note 21 for additional information regarding the various terms and conditions and resulting related-party transactions associated with the buyout.
NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31,
(in thousands)	2019	2018
Land and improvements	$26,951	$20,961
Buildings and improvements	204,077	170,928
Machinery, software and equipment	383,881	327,678
Furniture and fixtures	96,303	88,305
Leasehold improvements	147,760	131,756
Construction in progress	10,771	41,322
	869,743	780,950
Less accumulated depreciation	(523,092)	(489,354)
	$346,651	$291,596

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Depreciation and amortization expense for property, plant and equipment, net was $59.8 million, $58.2 million, and $59.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.
NOTE 7—INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets, net consisted of the following:

	December 31,
(in thousands)	2019	2018
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198
Customer relationships	23,000	23,000
Gross carrying amount	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(13,311)	(11,981)
Customer relationships	(15,713)	(14,063)
Accumulated amortization	(29,024)	(26,044)
Net carrying amount	8,174	11,154
Intangible assets not subject to amortization	115,421	115,421
Intangible assets, net	$123,595	$126,575
Amortization expense for intangible assets subject to amortization was $3.0 million for the years ended December 31, 2019 and 2018, respectively, and $3.9 million for the year ended December 31, 2017. At December 31, 2019 and 2018, the Company determined that its goodwill and intangible assets were not impaired.
The following table presents the estimated annual amortization expense for the years 2020 through 2024:

(in thousands)
2020	$2,537
2021	1,650
2022	1,650
2023	1,650
2024	688

NOTE 8—SHORT-TERM BORROWINGS AND CREDIT LINES
The Company has an unsecured, committed revolving line of credit with monthly variable commitments available for funding that average $50.0 million over the course of a calendar year. The maturity date of this agreement is August 1, 2023. Interest, payable monthly, is based on the Company's applicable funded debt ratio, which could range from USD LIBOR plus 87.5 basis points to USD LIBOR plus 162.5 basis points. This line of credit requires the Company to comply with certain financial covenants covering the Company's funded debt ratio and interest coverage ratio. If the Company is in default, it is prohibited from paying dividends or repurchasing common stock. At December 31, 2019, the Company was in compliance with all associated covenants. At December 31, 2019 and 2018, no balance was outstanding under this line of credit.
The Company's Canadian subsidiary has available an unsecured and uncommitted line of credit guaranteed by the Company providing for borrowing up to a maximum of CAD$30.0 million (approximately US$23.0 million) at December 31, 2019. The revolving line accrues interest at the bank's Canadian prime rate. At December 31, 2019 and 2018 no balance was outstanding under this line of credit.
The Company's European subsidiary has available two separate unsecured and uncommitted lines of credit guaranteed by the Company providing for borrowing up to a maximum of €25.8 million and €5.0 million, respectively (combined approximately US$34.5 million), at December 31, 2019. The line of credit with a maximum borrowing of €25.8 million accrues interest based on the European

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Central Bank refinancing rate plus 75 basis points. The line of credit with a maximum borrowing of €5.0 million accrues interest based on the Euro Overnight Index Average plus 75 basis points. There was no balance outstanding under either line at December 31, 2019 or 2018.
The Company's Japanese subsidiary has two separate unsecured and uncommitted lines of credit guaranteed by the Company providing for borrowing up to a maximum of US$7.0 million and ¥300.0 million, respectively (combined approximately US$9.8 million), at December 31, 2019. These lines accrue interest at JPY LIBOR plus 100 basis points and the Bank of Tokyo Prime Rate, respectively. There was no balance outstanding under either line at December 31, 2019 or 2018.
The Company's Korean subsidiary has available an unsecured and uncommitted line of credit guaranteed by the Company providing for borrowing up to a maximum of US$20.0 million at December 31, 2019. The revolving line accrues interest at the Korean three month CD rate plus 220 basis points. There was no balance outstanding under this line at December 31, 2019 or 2018.
The Company's Chinese subsidiary has available an unsecured and uncommitted line of credit guaranteed by the Company providing for borrowings of advances or overdrafts up to a maximum of US$20.0 million at December 31, 2019. Once the line is drawn upon, the revolving line accrues interest on advances of RMB based on the People's Bank of China ("PBOC") base rate, advances of USD based on LIBOR +1.8% per annum or overdrafts of RMB based on 110% of the PBOC base rate. There was no balance outstanding under this line at December 31, 2019 or 2018.
NOTE 9—ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2019	2018
Sales reserves	$110,758	$97,702
Accrued salaries, bonus, paid time off and other benefits	93,887	97,492
Accrued import duties	20,922	18,903
Taxes other than income taxes payable	15,496	13,376
Product warranties	14,466	13,186
Other	40,194	35,025
	$295,723	$275,684
A reconciliation of product warranties is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Balance at beginning of year	$13,186	$12,339	$11,455
Provision for warranty claims	5,152	5,054	4,538
Warranty claims	(3,810)	(3,942)	(4,210)
Other	(62)	(265)	556
Balance at end of year	$14,466	$13,186	$12,339

NOTE 10—LEASES
The components of lease cost for the year ended December 31, 2019 were as follows:

(in thousands)
Operating lease cost(1)	$78,609
Variable lease cost(1)	60,085
Short term lease cost(1)	9,013
$147,707

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(1) Prior to the adoption of ASC 842, $143.9 million and $84.6 million of rent expense was included in SG&A expense for the years ended December 31, 2018 and 2017, respectively, and $1.6 million of rent expense was included in Cost of sales for the years ended December 31, 2018 and 2017, respectively.
Supplemental cash flow information for the year ended December 31, 2019 is as follows:

(in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$77,350
Operating lease liabilities arising from obtaining ROU assets(1)	471,396
(1) Includes amount initially capitalized in conjunction with the adoption of ASC 842.
Amounts disclosed for lease liabilities arising from obtaining ROU assets include amounts added to the carrying amount of lease liabilities resulting from lease modifications and reassessments.
Supplemental balance sheet information related to leases as of December 31, 2019 is as follows:

Weighted average remaining lease term	6.79 years
Weighted average discount rate	3.82%
As of December 31, 2019, future maturities of liabilities are as follows:

(in thousands)
2020	$75,833
2021	73,078
2022	67,424
2023	60,998
2024	59,216
Thereafter	168,996
Total lease payments	505,545
Less: imputed interest	(70,019)
Total lease liabilities	435,526
Less: current obligations	(64,019)
Long-term lease obligations	$371,507
As of December 31, 2019, the Company has additional operating lease commitments that have not yet commenced of $6.8 million. These leases will commence in 2020 with lease terms of 6 to 11 years.
NOTE 11—INCOME TAXES
Income Tax Provision
Consolidated income from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2019	2018	2017
United States operations	$247,642	$224,430	$167,380
Foreign operations	157,787	136,287	99,354
Income before income tax	$405,429	$360,717	$266,734

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The components of the provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current:
Federal	$41,148	$59,213	$87,386
State and local	7,458	9,959	443
Non-United States	30,930	28,700	28,708
	79,536	97,872	116,537
Deferred:
Federal	(7,887)	(10,961)	47,087
State and local	(999)	(1,910)	4,990
Non-United States	4,290	768	(14,195)
	(4,596)	(12,103)	37,882
Income tax expense	$74,940	$85,769	$154,419
The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,
	2019	2018	2017
	(percent of income)
Provision for federal income taxes at the statutory rate	21.0%	21.0%	35.0%
State and local income taxes, net of federal benefit	1.7	2.0	0.4
Non-United States income taxed at different rates	(0.1)	(0.1)	(7.8)
Foreign tax credits	(0.1)	—	(0.1)
Adjustment to deferred taxes	(2.1)	—	(3.0)
Global Intangible Low-Taxed Income	—	0.4	—
Research credits	(0.5)	(0.6)	(0.7)
Withholding taxes	0.3	0.4	—
Excess tax benefits from stock plans	(1.6)	(1.4)	(2.3)
Other	(0.1)	0.7	0.5
Actual provision for income taxes, pre-provisional TCJA expense	18.5	22.4	22.0
Effects of the TCJA:
Reduction of United States federal corporate tax rate	—	(0.4)	5.6
Transition tax on foreign earnings	—	1.5	18.7
Deferred tax liability associated with future repatriations	—	0.5	8.9
Foreign tax credits	—	(0.2)	2.7
Provision for income taxes related to the TCJA	—	1.4	35.9
Actual provision for income taxes	18.5%	23.8%	57.9%
Effects of the TCJA
On December 22, 2017, the United States Government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"). The TCJA made broad and complex changes to the United States tax code, including, but not limited to:
•reducing the United States federal corporate tax rate from 35% to 21%;
•requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries;
•generally eliminating United States federal income taxes on dividends from foreign subsidiaries;
•requiring a current inclusion in United States federal taxable income of certain earnings of controlled foreign corporations;

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
•eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized;
•creating the base erosion anti-abuse tax;
•a new provision designed to tax global intangible low-taxed income ("GILTI");
•creating a new limitation on deductible interest expense; and
•changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.
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
For the year ended December 31, 2017, in accordance with SAB 118, the Company reflected the income tax effects in the financial statements for those aspects of the TCJA for which the accounting was complete and recorded an incremental provisional net tax expense of $95.6 million for those aspects for which the accounting was incomplete but able to determine a reasonable estimate.
For the year ended December 31, 2018, the Company recorded an incremental tax expense of $5.1 million as adjustments to the provisional tax expense. Details related to the incremental expenses in 2018 are outlined below.
Reduction of United States federal corporate tax rate
The TCJA reduces the United States federal corporate tax rate from 35% to 21%, effective January 1, 2018. For the year ended December 31, 2017, the Company recorded a provisional decrease to net deferred tax assets of $15.0 million, for certain deferred tax assets and liabilities, with a corresponding charge to deferred income tax expense of $15.0 million. In 2018, the Company determined the provisional amount was affected by other analyses related to the TCJA, including, but not limited to, the Company's calculation of deemed repatriation of foreign income and the state tax effect of adjustments made to federal temporary differences. As a result, in the year ended December 31, 2018, the Company recorded an increase to net deferred tax assets of $1.5 million for certain deferred tax assets and liabilities, with a corresponding charge to deferred income tax expenses of $1.5 million to finalize the accounting for this element of the TCJA.
Transition tax on foreign earnings
The Deemed Repatriation Transition Tax ("Transition Tax") is a United States tax on the Company's previously untaxed accumulated and current earnings and profits ("E&P") of certain of the Company's foreign subsidiaries. For the year ended December 31, 2017, the Company recorded a provisional obligation of $49.9 million. In 2018, the Company determined, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-United States income taxes paid on such earnings. As a result, in the year ended December 31, 2018, the Company recorded $5.4 million to a liability account to finalize the accounting for this element of the TCJA. The Transition Tax will be paid over an eight year period beginning for the tax year ending December 31, 2017.
Deferred tax liability associated with future repatriations
For the year ended December 31, 2017, the Company recorded a provisional estimate of $23.7 million related to the tax effects on future repatriations of foreign earnings. In 2018, the Company completed additional analysis of the effects of the TCJA and of its applicable foreign earnings. As a result, in the year ended December 31, 2018, the Company recorded $1.6 million of income tax expense to finalize the accounting for this element of the TCJA.
Disallowance of foreign tax credits
The Company repatriated foreign earnings in 2017 for which certain foreign tax credits were no longer allowable under the TCJA. As a result, for the year ended December 31, 2017, the Company recorded a provisional estimate of $7.0 million of income tax expense. In 2018, the Company completed additional analysis of the effects of the TCJA and recorded a decrease of $0.6 million in the year ended December 31, 2018 to finalize the accounting for this element of the TCJA.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Global intangible low-taxed income ("GILTI") tax
For the year ended December 31, 2017, the Company did not record a provision related to the new GILTI tax under the TCJA because of the complexity of the new tax rules and the lack of clarity surrounding the application of the relevant accounting guidance. In 2018, the Company elected an accounting policy with respect to the GILTI tax rules, which is to treat GILTI as a period cost.
Deferred Income Tax Balances
Significant components of the Company's deferred taxes consisted of the following (in thousands):

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Accruals and allowances	$38,532	$39,276
Capitalized inventory costs	34,389	34,548
Stock compensation	5,013	4,318
Net operating loss carryforwards	23,660	18,800
Depreciation and amortization	32,293	39,511
Tax credits	2,329	1,353
Other	2,258	1,570
Gross deferred tax assets	138,474	139,376
Valuation allowance	(24,130)	(18,550)
Net deferred tax assets	114,344	120,826
Deferred tax liabilities:
Depreciation and amortization	(15,738)	(22,048)
Prepaid expenses	(2,661)	(2,301)
Deferred tax liability associated with future repatriations	(19,847)	(21,323)
Foreign currency loss	(3,610)	(6,520)
Gross deferred tax liabilities	(41,856)	(52,192)
Total net deferred taxes	$72,488	$68,634
The Company has foreign net operating loss carryforwards of $84.3 million as of December 31, 2019, of which $73.5 million have an unlimited carryforward period and $10.8 million expire between 2025 and 2039. The net operating losses result in deferred tax assets of $23.7 million and $18.8 million at December 31, 2019 and 2018, respectively. These deferred tax assets were subject to a valuation allowance of $21.9 million and $16.5 million at December 31, 2019 and 2018, respectively.
At December 31, 2019, the Company has accumulated undistributed earnings generated by the Company's foreign subsidiaries of $420.6 million. As $174.8 million of such earnings have previously been subject to the one-time transition tax on foreign earnings by the TCJA, any additional taxes due with respect to such earnings would generally be limited to foreign and state taxes and have been recorded as a deferred tax liability. However, the Company intends to indefinitely reinvest the earnings generated after January 1, 2018 and expects future domestic cash generation to be sufficient to meet future domestic cash needs.
Unrecognized Tax Benefits
The Company conducts business globally, and, as a result, the Company or one or more of its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Japan, South Korea, Switzerland, and the United States. The Company has effectively settled Canadian tax examinations of all years through 2012, United States tax examinations of all years through 2013, Japanese tax examinations of all years through 2014, France tax examinations of all years through 2014, Swiss tax examinations of all years through 2014, Italy tax examinations of all years through 2016, and China tax examinations of all years through 2018. The Korean National Tax Service concluded an audit of the Company's 2009 through 2013 corporate income tax returns in 2014, and an audit of the Company's 2014 corporate income tax return in 2016. Due to the nature of the findings in both of these audits, the Company has invoked the Mutual Agreement Procedures outlined in the United States-Korean

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
income tax treaty. The Company does not anticipate that adjustments relative to these findings, or any other ongoing tax audits, will result in material changes to its financial condition, results of operations or cash flows. Other than the findings previously noted, the Company is not currently under examination in any major jurisdiction.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2019	2018	2017
Balance at beginning of year	$11,064	$10,512	$9,998
Increases related to prior year tax positions	4,374	490	858
Decreases related to prior year tax positions	(5,423)	(1,093)	(2,895)
Increases related to current year tax positions	4,991	1,818	2,714
Settlements	(1,464)	319	—
Expiration of statute of limitations	(1,064)	(982)	(163)
Balance at end of year	$12,478	$11,064	$10,512
Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months following December 31, 2019 by a range of zero to $1.9 million. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.
Unrecognized tax benefits of $11.5 million, $9.1 million and $6.9 million would affect the effective tax rate if recognized at December 31, 2019, 2018 and 2017, respectively.
The Company recognizes interest expense and penalties related to income tax matters in income tax expense. The Company recognized a net reversal of accrued interest and penalties of $0.5 million in 2019, and a net increase of accrued interest and penalties of $0.4 million in 2018 and a net reversal of accrued interest and penalties of $1.4 million in 2017, all of which related to uncertain tax positions. The Company had $1.5 million and $2.1 million of accrued interest and penalties related to uncertain tax positions at December 31, 2019 and 2018, respectively.
NOTE 12—RETIREMENT SAVINGS PLANS
401(k) Profit-Sharing Plan
The Company has a 401(k) profit-sharing plan, which covers substantially all United States employees. Participation begins the first day of the quarter following completion of 30 days of service. The Company, with approval of the Board of Directors, may elect to make discretionary matching or non-matching contributions. Costs recognized for Company contributions to the plan were $9.4 million, $8.9 million and $7.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Deferred Compensation Plan
The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Costs recognized for Company matching contributions to the plan totaled $0.5 million, $0.4 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Participants earn a return on their deferred compensation based on investment earnings of participant-selected investments. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability, or termination of employment.
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

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
At December 31, 2019, and 2018, the long-term portion of the liability to participants under this plan was $14.0 million and $9.5 million, respectively, and was recorded in Other long-term liabilities. At December 31, 2019 and 2018, the current portion of the participant liability was $1.7 million and $1.2 million, respectively, and was recorded in Accrued liabilities. At December 31, 2019 and 2018, the fair value of the long-term portion of the investments related to this plan was $14.0 million and $9.5 million, respectively, and was recorded in Other non-current assets. At December 31, 2019 and 2018, the current portion of the investments related to this plan was $1.7 million and $1.2 million, respectively, and was recorded in Short-term investments.
NOTE 13—COMMITMENTS AND CONTINGENCIES
Inventory Purchase Obligations
Inventory purchase obligations consist of open production purchase orders for sourced apparel, footwear, accessories, and equipment products and raw material commitments not included in open production purchase orders. At December 31, 2019, inventory purchase obligations were $337.2 million.
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
NOTE 14—SHAREHOLDERS' EQUITY
Since the inception of the Company's stock repurchase plan in 2004 through December 31, 2019, the Company's Board of Directors has authorized the repurchase of $1.1 billion of the Company's common stock. As of December 31, 2019, the Company had repurchased 25.3 million shares under this program at an aggregate purchase price of $884.9 million. Shares repurchased generally settle subsequent to the trade date. During the year ended December 31, 2019, the Company purchased an aggregate of $121.2 million of common stock under the stock repurchase plan. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
NOTE 15—STOCK-BASED COMPENSATION
The Company's stock incentive plan (the "Plan") provides for issuance of up to 20,800,000 shares of the Company's common stock, of which 1,877,407 shares were available for future grants under the Plan at December 31, 2019. The Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock Compensation
Stock-based compensation expense consisted of the following:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cost of sales	$278	$250	$243
SG&A expense	17,554	14,041	11,043
Pre-tax stock-based compensation expense	17,832	14,291	11,286
Income tax benefits	(4,009)	(3,218)	(1,778)
Total stock-based compensation expense, net of tax	$13,823	$11,073	$9,508
The Company realized a tax benefit for the deduction from stock-based award transactions of $9.9 million, $7.9 million and $10.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Stock Options
Options to purchase the Company's common stock are granted at exercise prices equal to or greater than the fair market value of the Company's common stock on the date of grant. Options generally vest and become exercisable ratably on an annual basis over a period of four years and expire ten years from the date of the grant.
The fair value of stock options is determined using the Black-Scholes model. Key inputs and assumptions used in the model include the exercise price of the award, the expected option term, the expected stock price volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield. The option's expected term is derived from historical option exercise behavior and the option's terms and conditions, which the Company believes provide a reasonable basis for estimating an expected term. The expected volatility is estimated based on observations of the Company's historical volatility over the most recent term commensurate with the expected term. The risk-free interest rate is based on the United States Treasury yield approximating the expected term. The dividend yield is based on the expected cash dividend payouts.
The following table presents the weighted average assumptions for stock options granted and resulting fair value in the years ended December 31:

	2019	2018	2017
Expected option term	4.50 years	4.50 years	4.54 years
Expected stock price volatility	27.14%	28.39%	28.91%
Risk-free interest rate	2.49%	2.47%	1.73%
Expected annual dividend yield	1.03%	1.15%	1.29%
Weighted average grant date fair value per share	$22.51	$18.86	$13.11

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2017	2,151,542	$37.40	6.39	$45,253
Granted	540,537	55.90
Cancelled	(246,450)	50.62
Exercised	(675,742)	29.52
Options outstanding at December 31, 2017	1,769,887	44.22	6.69	48,962
Granted	402,010	76.48
Cancelled	(67,440)	60.75
Exercised	(499,836)	36.98
Options outstanding at December 31, 2018	1,604,621	53.86	6.95	48,703
Granted	395,653	93.98
Cancelled	(68,275)	74.10
Exercised	(452,325)	43.76
Options outstanding at December 31, 2019	1,479,674	$66.74	7.11	$49,930
Options vested and expected to vest at December 31, 2019	1,421,269	$66.05	7.05	$48,915
Options exercisable at December 31, 2019	605,469	$50.57	5.48	$30,048
(1)The aggregate intrinsic value above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company's closing stock price on that day.
Stock option compensation expense for the years ended December 31, 2019, 2018 and 2017 was $6.2 million, $4.9 million and $3.8 million, respectively. At December 31, 2019, unrecognized costs related to outstanding stock options totaled $10.1 million, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attrition method. These unrecognized costs related to stock options are being amortized over a weighted average period of 2.15 years. The aggregate intrinsic value of stock options exercised was $26.8 million, $22.4 million and $19.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2019, 2018 and 2017 was $19.8 million, $18.5 million and $19.9 million, respectively.
Restricted Stock Units
Service-based restricted stock units are granted at no cost to key employees and generally vest over a period of four years. Performance-based restricted stock units are granted at no cost to certain members of the Company's senior executive team, excluding the Chief Executive Officer. Performance-based restricted stock units granted after 2009 generally vest over a performance period of between two and three years. Restricted stock units vest in accordance with the terms and conditions established by the Compensation Committee of the Board of Directors, and are based on continued service and, in some instances, on individual performance or Company performance or both.
The fair value of service-based and performance-based restricted stock units is determined using the Black-Scholes model. Key inputs and assumptions used in the model include the vesting period, the Company's expected annual dividend yield and the closing price of the Company's common stock on the date of grant.
The following table presents the weighted average assumptions for restricted stock units granted in the years ended December 31:

	2019	2018	2017
Vesting period	3.76 years	3.77 years	3.87 years
Expected annual dividend yield	0.97%	1.15%	1.30%
Weighted average grant date fair value per restricted stock unit granted	$94.58	$73.74	$52.45

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the restricted stock unit activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2017	466,475	$47.23
Granted	270,169	52.45
Vested(1)	(176,654)	42.32
Forfeited	(110,515)	48.13
Restricted stock units outstanding at December 31, 2017	449,475	52.07
Granted	197,299	73.74
Vested(1)	(155,847)	50.97
Forfeited	(66,926)	53.19
Restricted stock units outstanding at December 31, 2018	424,001	62.38
Granted	177,618	94.58
Vested(1)	(163,195)	60.45
Forfeited	(33,320)	72.35
Restricted stock units outstanding at December 31, 2019	405,104	$76.45
(1) The number of vested units includes shares withheld by the Company to pay minimum statutory requirements to taxing authorities on behalf of the employee. For the years ended December 31, 2019, 2018 and 2017, the Company withheld 56,843, 55,907 and 65,437 shares, respectively, to satisfy $5.8 million, $4.3 million and $3.7 million of employees' tax obligations, respectively.
Restricted stock unit compensation expense for the years ended December 31, 2019, 2018 and 2017 was $11.6 million, $9.4 million and $7.4 million, respectively. At December 31, 2019, unrecognized costs related to restricted stock units totaled $19.4 million, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at December 31, 2019 are expected to be recognized over a weighted average period of 2.06 years. The total grant date fair value of restricted stock units vested during the years ended December 31, 2019, 2018 and 2017 was $9.9 million, $7.9 million and $7.5 million, respectively.
NOTE 16—EARNINGS PER SHARE
Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.
A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Weighted average common shares outstanding, used in computing basic earnings per share	67,837	69,614	69,759
Effect of dilutive stock options and restricted stock units	656	787	694
Weighted-average common shares outstanding, used in computing diluted earnings per share	68,493	70,401	70,453
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$4.87	$3.85	$1.51
Diluted	$4.83	$3.81	$1.49
Stock options and service-based restricted stock units, and performance-based restricted stock representing 405,928, 372,516 and 928,443 shares of common stock for the years ended December 31, 2019, 2018 and 2017, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive as a result of applying the treasury stock method or because performance conditions had not been met.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 17—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss on the Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in Accumulated other comprehensive loss attributable to the Company:

(in thousands)	Unrealized gains (losses) on available for sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at January 1, 2017	$(4)	$6,773	$(29,386)	$(22,617)
Other comprehensive income (loss) before reclassifications	—	(15,559)	31,219	15,660
Amounts reclassified from accumulated other comprehensive loss(1)	—	(1,930)	—	(1,930)
Net other comprehensive income (loss) during the year	—	(17,489)	31,219	13,730
Balance at December 31, 2017	(4)	(10,716)	1,833	(8,887)
Other comprehensive income (loss) before reclassifications	(56)	23,065	(17,800)	5,209
Amounts reclassified from accumulated other comprehensive loss(1)	—	130	—	130
Net other comprehensive income (loss) during the year	(56)	23,195	(17,800)	5,339
Adoption of ASU 2017-12	—	(515)	—	(515)
Balance at December 31, 2018	(60)	11,964	(15,967)	(4,063)
Other comprehensive income before reclassifications	56	6,669	2,064	8,789
Amounts reclassified from accumulated other comprehensive loss(1)	—	(9,052)	—	(9,052)
Net other comprehensive income (loss) during the year	56	(2,383)	2,064	(263)
Purchase of non-controlling interest	—	(99)	—	(99)
Balance at December 31, 2019	$(4)	$9,482	$(13,903)	$(4,425)
(1) Amounts reclassified are recorded in Net sales or Cost of sales on the Consolidated Statements of Operations. Refer to Note 19 for further information regarding reclassifications .
NOTE 18—SEGMENT INFORMATION
The Company has aggregated its operating segments into four reportable geographic segments: U.S., LAAP, EMEA, and Canada, which are reflective of the Company's internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing, and distribution of outdoor, active and everyday lifestyle apparel, footwear, accessories, and equipment products. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information systems, finance, human resources and legal, as well as executive compensation, unallocated benefit program expense, and other miscellaneous costs.
The geographic distribution of the Company's Net sales and Income from operations in the Consolidated Statements of Operations, as well as depreciation and amortization expense, are summarized in the following tables for the years ended December 31, 2019, 2018 and 2017 as well as Accounts receivable, net, Inventories and Property, plant and equipment, net on the Consolidated Balance Sheets at December 31, 2019 and 2018.

(in thousands)	2019	2018	2017
Net sales to unrelated entities:
U.S.	$1,943,007	$1,728,476	$1,520,026
LAAP	529,282	530,152	475,128

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EMEA	367,072	350,754	293,700
Canada	203,117	192,944	177,251
	$3,042,478	$2,802,326	$2,466,105

Segment income from operations:
U.S.	$456,656	$410,750	$336,797
LAAP	80,138	80,967	75,922
EMEA	45,419	33,314	10,410
Canada	39,576	31,304	23,516
Total segment income from operations	621,789	556,335	446,645
Unallocated corporate expenses	(226,818)	(205,353)	(183,676)
Interest income, net	8,302	9,876	4,515
Interest expense on note payable to related party	—	—	(429)
Other non-operating income (expense), net	2,156	(141)	(321)
Income before income tax	$405,429	$360,717	$266,734

Depreciation and amortization expense:
U.S.	$23,388	$21,938	$21,256
LAAP	5,956	5,721	6,108
EMEA	4,036	4,260	3,791
Canada	3,009	3,076	2,746
Unallocated corporate expense	23,367	23,235	26,044
	$59,756	$58,230	$59,945

Accounts receivable, net:
U.S.	$248,211	$199,018
LAAP	101,995	110,494
EMEA	82,500	85,887
Canada	55,527	53,983
	$488,233	$449,382

Inventories:
U.S.	$398,192	$328,815
LAAP	105,978	98,883
EMEA	58,731	63,261
Canada	43,067	30,868
	$605,968	$521,827

Property, plant and equipment, net:
U.S.	$280,178	$224,012
Canada	27,800	26,566
All other countries	38,673	41,018
	$346,651	$291,596

Index to Notes to Consolidated Financial Statements
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated United States dollar inventory purchases. Subsidiaries that use United States dollars and euros as their functional currency also have non-functional currency denominated sales for which the Company hedges the Canadian dollar and Great British pound. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, prior to June 2019, the time value components ("forward points") were excluded from the determination of hedge effectiveness and included in current period Cost of sales for hedges of anticipated United States dollar inventory purchases and in Net sales for hedges of anticipated non-functional currency denominated sales on a straight-line basis over the life of the contract. Effective June 2019, the forward points are now included in the fair value of the cash flow hedge on a prospective basis. These costs or benefits will be included in Accumulated other comprehensive loss until the underlying hedge transaction is recognized in either Net sales or Cost of sales, at which time, the forward points will also be recognized as a component of Net income. Hedge ineffectiveness was not material during the years ended December 31, 2019, 2018 and 2017.
The Company also uses currency forward contracts not formally designated as hedges to manage the consolidated currency exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities by subsidiaries that use United States dollars, euros, Canadian dollars, yen, won, or renminbi as their functional currency. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, receivables, payables, deferred income taxes, and intercompany loans. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in Other non-operating income (expense), net by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.
The following table presents the gross notional amount of outstanding derivative instruments:

	December 31,
(in thousands)	2019	2018
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$471,822	$399,348
Derivative instruments not designated as hedges:
Currency forward contracts	214,086	379,701
At December 31, 2019, $9.9 million of deferred net gains on both outstanding and matured derivatives recorded in Other comprehensive loss are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the Consolidated Statements of Operations. Actual amounts ultimately reclassified to Net sales or Cost of sales in the Consolidated Statements of Comprehensive Income are dependent on United States dollar exchange rates in effect against the euro, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At December 31, 2019, the Company's derivative contracts had a remaining maturity of less than four years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $5.1 million at December 31, 2019. All of the Company's derivative counterparties have investment grade credit ratings. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the balance sheet classification and fair value of derivative instruments:

		December 31,
(in thousands)	Balance Sheet Classification	2019	2018
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$11,855	$11,818
Currency forward contracts	Other non-current assets	4,159	9,922
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,313	47
Currency forward contracts	Other long-term liabilities	768	1
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	2,146	1,797
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	953	970
The following table presents the statement of operations effect and classification of derivative instruments for the years ended December 31, 2019, 2018 and 2017:

		For the Year Ended December 31,
(in thousands)	Statement Of Operations Classification	2019	2018	2017
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income, net of tax	—	$6,669	$23,503	$(15,862)
Gain reclassified from accumulated other comprehensive loss to income for the effective portion	Net sales	338	62	144
Gain (loss) reclassified from accumulated other comprehensive loss to income for the effective portion	Cost of sales	9,558	(7,604)	1,195
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	(43)	19	6
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	2,380	7,009	2,843
Loss reclassified from accumulated other comprehensive loss to income as a result of cash flow hedge discontinuance	Other non-operating expense	—	—	(178)
Derivative instruments not designated as hedges:
Gain (loss) recognized in income	Other non-operating expense	411	3,334	(3,943)

NOTE 20—FAIR VALUE MEASURES
Certain assets and liabilities are reported at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Index to Notes to Consolidated Financial Statements
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
The Company's assets and liabilities measured at fair value are categorized as Level 1 or Level 2 instruments. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from inputs, other than quoted market prices in active markets, that are directly or indirectly observable in the marketplace and quoted prices in markets with limited volume or infrequent transactions.
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$288,926	$—	$—	$288,926
U.S. Government treasury bills	—	34,928	—	34,928
Commercial paper	—	33,587	—	33,587
Other short-term investments:
Mutual fund shares	1,668	—	—	1,668
Other current assets:
Derivative financial instruments	—	14,001	—	14,001
Non-current assets:
Money market funds	1,792	—	—	1,792
Mutual fund shares	12,172	—	—	12,172
Derivative financial instruments	—	4,159	—	4,159
Total assets measured at fair value	$304,558	$86,675	$—	$391,233
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$2,266	$—	$2,266
Other long-term liabilities
Derivative financial instruments	—	768	—	768
Total liabilities measured at fair value	$—	$3,034	$—	$3,034

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$122,237	$—	$—	$122,237
U.S. Government treasury bills	—	39,952	—	39,952
Available-for-sale short-term investments:(1)
U.S. Government treasury bills	—	261,602	—	261,602
Other short-term investments:
Mutual fund shares	1,200	—	—	1,200
Other current assets:
Derivative financial instruments	—	13,615	—	13,615
Non-current assets:
Money market funds	869	—	—	869
Mutual fund shares	8,606	—	—	8,606
Derivative financial instruments	—	9,922	—	9,922
Total assets measured at fair value	$132,912	$325,091	$—	$458,003
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$1,017	$—	$1,017
Other long-term liabilities:
Derivative financial instruments	—	1	—	1
Total liabilities measured at fair value	$—	$1,018	$—	$1,018
(1) Investments have remaining maturities of less than one year.
Non-recurring Fair Value Measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2019 or 2018.
NOTE 21—RELATED PARTY TRANSACTIONS
As described in Note 5, the Company owned a 60% controlling interest in a joint venture formed with Swire. In 2018, the Company and Swire entered into an EITA, under which the Company committed to buy out the 40% non-controlling interest in the joint venture. The buyout was subject to various terms and conditions. As part of the buyout arrangement, in 2018, the Company placed $14.0 million in an escrow account as a portion of the funds needed to complete the buyout in early 2019. The escrow account is shown as Restricted cash on the Consolidated Balance Sheets at December 31, 2018.
On January 2, 2019, the buyout transaction closed, and Swire was no longer considered to be a related party. Pursuant to the terms of the buyout arrangement, the escrow balance of $14.0 million was paid to Swire. In April 2019, the Company remitted a final payment of $3.9 million to Swire, based on the final outcome of certain accounting estimates associated with the China joint venture. As a result of the buyout, beginning in 2019, the consolidated financial statements of the Company do not separately reflect amounts related to the non-controlling interest.
The Company engaged in the following related-party transactions with Swire for the years ended December 31, 2018 and 2017:
Administrative, information technology and sourcing services
The joint venture arrangement involved Transition Services Agreements with Swire, under which Swire provided administrative and information technology services to the joint venture. The fees incurred for these services by the joint venture were immaterial during the years ended December 31, 2018 and 2017. In addition, the joint venture paid Swire sourcing fees related to the purchase of

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
certain inventory. These sourcing fees were capitalized into Inventories and expensed as Cost of sales when the inventories were sold.
Loan repayment
In 2014, both the Company and Swire funded long-term loans to the joint venture. In 2017, the Company repaid these loans, including the note with Swire in the principal amount of RMB97.6 million (approximately US$14.2 million). Interest expense related to this note was $0.4 million for the year ended December 31, 2017.
Third-party distributor
As a third-party distributor, Swire purchased the Company's products under the Company's standard third-party distributor terms and pricing, and sold to consumers in certain regions outside of mainland China.
Dividends paid
The China joint venture declared a cash dividend of RMB341.3 million (approximately US$53.3 million) in June 2018 to stockholders of record as of June 14, 2018 and paid the dividend in the third quarter of 2018. The dividend paid to Swire was RMB136.5 million (approximately US$21.3 million at the date of declaration, which equated to approximately US$20.0 million on the date of payment). The dividend paid to the Company of approximately $32.0 million was eliminated in consolidation.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA
(Unaudited)
The following table summarizes the Company's quarterly financial data for the past two years ended December 31, 2019:

	2019
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$654,608	$526,210	$906,793	$954,867
Gross profit	336,729	253,591	446,695	478,655
Net income attributable to Columbia Sportswear Company	74,177	23,029	119,258	114,025
Earnings per share attributable to Columbia Sportswear Company:
Basic	$1.09	$0.34	$1.76	$1.69
Diluted	1.07	0.34	1.75	1.67

	2018
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$607,308	$481,619	$795,801	$917,598
Gross profit	299,438	228,621	383,703	474,586
Net income attributable to Columbia Sportswear Company	45,107	9,737	100,152	113,260
Earnings per share attributable to Columbia Sportswear Company:
Basic	$0.64	$0.14	$1.44	$1.65
Diluted	0.64	0.14	1.42	1.63

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized, and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of management, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, we believe that, as of December 31, 2019, the Company's internal control over financial reporting is effective based on those criteria.
We continue to focus on several strategic initiatives to improve business processes and systems. These are long-term initiatives, which we believe will enhance our internal control over financial reporting due to increased automation and further integration of related processes. We will continue to monitor our internal control over financial reporting for effectiveness during the development of these strategic initiatives.
In the quarter ended December 31, 2019, we continued to enhance the new retail platform deployed to our North America stores as part of the C1 initiative. The deployment and continuing enhancement of this initiative involve changes to the processes that constitute our internal control over financial reporting. We have taken steps to monitor and maintain appropriate internal control over financial reporting during this project and will continue to evaluate these controls for effectiveness.
There have not been any other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Columbia Sportswear Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements, and included an explanatory paragraph related to the Company’s change in method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).
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
February 27, 2020

Item 9B. OTHER INFORMATION
None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The sections of our 2020 Proxy Statement entitled "PROPOSAL 1: ELECTION OF DIRECTORS," "CORPORATE GOVERNANCE - Oversight Documents - Code of Business Conduct and Ethics," CORPORATE GOVERNANCE - Broad Structure - Committees," and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Section 16(a) Beneficial Ownership Reporting Compliance" are incorporated herein by reference.
Information regarding our executive officers is included in Part I under "Information About Our Executive Officers".
Item 11. EXECUTIVE COMPENSATION
The sections of our 2020 Proxy Statement entitled "EXECUTIVE COMPENSATION," "DIRECTOR COMPENSATION,"  CORPORATE GOVERNANCE - Board Structure - Committees - Compensation Committee Interlocks and Insider Participation" and "COMPENSATION COMMITTEE REPORT" are incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The sections of our 2020 Proxy Statement entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "EQUITY COMPENSATION PLAN INFORMATION" are incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The sections of our 2020 Proxy Statement entitled "CORPORATE GOVERNANCE - Certain Relationships and Related Person Transaction" and "CORPORATE GOVERNANCE - Board Structure - Independence" are incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The sections of our 2020 Proxy Statement entitled "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Principal Accountant Fees and Services" and "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Pre-Approval Policy" are incorporated herein by reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (a)(2) Financial Statements. The Financial Statements of Columbia and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 34 to 66 of this Annual Report. The financial statement schedule required to be filed by Item 8 of this annual report and paragraph (b) of this Item 15 is included below.
(a)(3) See Exhibit Index below for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.
Schedule II
Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(a)	Other(b)	Balance at End of Period
Year Ended December 31, 2019:
Allowance for doubtful accounts	$11,051	$(108)	$(1,235)	$(783)	$8,925
Allowance for sales returns and miscellaneous claims(c)	—	—	—	—	—
Year Ended December 31, 2018:
Allowance for doubtful accounts	$9,043	$3,908	$(1,392)	$(508)	$11,051
Allowance for sales returns and miscellaneous claims(c)	—	—	—	—	—
Year Ended December 31, 2017:
Allowance for doubtful accounts	$8,556	$3,296	$(3,174)	$365	$9,043
Allowance for sales returns and miscellaneous claims	39,768	80,116	(75,066)	1,488	46,306
(a) Charges to the accounts included in this column are for the purposes for which the reserves were created.
(b) Amounts included in this column primarily relate to foreign currency translation.
(c) Due to the adoption of ASC 606, beginning January 1, 2018, refunds to customers are accounted for as Accrued liabilities in the Consolidated Balance Sheets, and, therefore, are no longer required to be disclosed in Schedule II.

EXHIBIT INDEX
In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Columbia or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and:
•should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate;
•may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement and are subject to more recent developments.
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
3.1(a)
Amendment to Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002) (File No. 000-23939)

3.1(b)
Second Amendment to Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018) (File No. 000-23939)

	3.2	2000 Restated Bylaws of Columbia Sportswear Company, as amended (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on March 26, 2019) (File No. 000-23939)
	4.1	See Article II of Exhibit 3.1, as amended, and Article I of Exhibit 3.2
	4.2	Description of the Registrant's Securities Registered Securities Registered under Section 12 of the Exchange Act of 1934
+	10.1
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
Form of Nonstatutory Stock Option Agreement for stock options granted on or after January 23, 2009 (incorporated by reference to exhibit 10.2(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) (File No. 000-23939)

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

Exhibit No.		Exhibit Name
+	10.5(d)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after January 24, 2019 (incorporated by reference to exhibit 10.5(e) to the Company's annual Report on Form 10-K for the year ended December 31, 2018) (File No. 000-23939)

+	10.6
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
Form of Restricted Stock Unit Award Agreement for restricted stock units granted on or after January 24, 2019 (incorporated by reference to exhibit 10.6(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018)_(File No. 000-23939)

+	10.7
Columbia Sportswear Company 401(k) Excess Plan (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009) (File No. 000-23939)

+	10.7(a)
Columbia Sportswear Company 401(k) Excess Plan, as amended (incorporated by reference to exhibit 10.7(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018) (File No. 000-23939)

+	10.8
Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after December 17, 2013 (incorporated by reference to exhibit 10.2(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013) (File No. 000-23939)

+	10.8(a)
Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after January 24, 2019 (incorporated by reference to exhibit 10.8(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018) (File No. 000-23939)

+	10.9
Form of Long-Term Incentive Cash Award Agreement for cash awards granted under the Company's 1997 Stock Incentive Plan, on or after December 17, 2013 (incorporated by reference to exhibit 10.2(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013) (File No. 000-23939)

+	10.9(a)
Form of Long-Term Incentive Cash Award Agreement for cash awards granted under the Company's 1997 Stock Incentive Plan on or after January 24, 2019 (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019) (File 000-23939)

+	10.10
Long Term Cash Incentive Plan of Columbia Sportswear Company, effective January 1, 2019 (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019) (File No. 000-23939)

+	10.11
Form of Long-Term Incentive Cash Award Agreement for cash awards granted under the Company's Long-Term Incentive Cash Plan granted on or after January 1, 2019 (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019) (File No. 000-23939)

+	10.12
Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.3 to the Company's Quarterly report on Form 10-Q for the quarterly period ended March 31, 2019) (File No. 000-23939)

+	10.13
Columbia Sportswear Company Second Amendment Change in Control Severance Plan (incorporated by reference to exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017) (File No. 000-23939)

	10.14
Amended and Restated Credit Agreement dated April 17, 2019 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on April 22, 2019) (File No. 000-23939)

*	10.15	Form of Indemnity Agreement for Directors (incorporated by reference to exhibit 10.17 to the Company's Registration Statement Filed on Form S-1 filed on December 24, 1997) (File No. 333-43199)
+	10.15(a)
Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004) (File No. 000-23939)

+	10.16	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939)
+	10.17
Tax Differential on Supplemental Wages Agreement, dated November 1, 2019, by and between Columbia Sportswear Company and Franco Fogliato (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019) (File No. 000-23939)

	21.1	Subsidiaries of the Company

Exhibit No.		Exhibit Name
	23.1	Consent of Deloitte & Touche LLP
	31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Senior Vice President and Chief Financial Officer
	32.1	Section 1350 Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer
	32.2	Section 1350 Certification of Jim A. Swanson, Senior Vice President and Chief Financial Officer
	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101

+	Management Contract or Compensatory Plan
†	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
*	Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-43199).

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
By:	/s/	JIM A. SWANSON
Jim A. Swanson
Senior Vice President, Chief Financial Officer
Date: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signatures	Title
/s/	TIMOTHY P. BOYLE	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Timothy P. Boyle

/s/	JIM A. SWANSON	Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Jim A. Swanson

/s/	MURREY R. ALBERS	Director
Murrey R. Albers

/s/	STEPHEN E. BABSON	Director
Stephen E. Babson

/s/	ANDY D. BRYANT	Director
Andy D. Bryant

/s/	WALTER T. KLENZ	Director
Walter T. Klenz

/s/	KEVIN MANSELL	Director
Kevin Mansell

/s/	RONALD E. NELSON	Director
Ronald E. Nelson

/s/	SABRINA L. SIMMONS	Director
Sabrina L. Simmons

/s/	MALIA H. WASSON	Director
Malia H. Wasson
Date: February 27, 2020