Form 10-Q
period 2020-03-31
COLUMBIA SPORTSWEAR CO
filed 2020-05-07
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from_______to_______
Commission file number 000-23939
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on April 24, 2020 was 66,119,051.

COLUMBIA SPORTSWEAR COMPANY
MARCH 31, 2020

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$671,108	$686,009	$430,447
Short-term investments	35,828	1,668	272,603
Accounts receivable, net of allowance of $27,579, $8,925, and $8,388, respectively	312,951	488,233	341,136
Inventories	577,124	605,968	520,614
Prepaid expenses and other current assets	113,726	93,868	73,850
Total current assets	1,710,737	1,875,746	1,638,650
Property, plant and equipment, at cost, net of accumulated depreciation of $530,329, $523,092, and $500,018, respectively	332,997	346,651	298,379
Operating lease right-of-use assets	387,984	394,501	362,568
Intangible assets, net	122,850	123,595	125,830
Goodwill	68,594	68,594	68,594
Deferred income taxes	73,827	78,849	77,760
Other non-current assets	54,498	43,655	41,928
Total assets	$2,751,487	$2,931,591	$2,613,709
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$174,443	$—	$—
Accounts payable	150,971	255,372	186,943
Accrued liabilities	214,044	295,723	224,385
Operating lease liabilities	64,456	64,019	59,214
Income taxes payable	6,441	15,801	9,302
Total current liabilities	610,355	630,915	479,844
Non-current operating lease liabilities	364,300	371,507	337,832
Income taxes payable	48,320	48,427	50,610
Deferred income taxes	8,944	6,361	9,112
Other long-term liabilities	22,977	24,934	15,662
Total liabilities	1,054,896	1,082,144	893,060
Commitments and contingencies (Note 7)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 66,116, 67,561, and 68,346, issued and outstanding, respectively	565	4,937	94
Retained earnings	1,704,000	1,848,935	1,723,873
Accumulated other comprehensive loss	(7,974)	(4,425)	(3,318)
Total shareholders' equity	1,696,591	1,849,447	1,720,649
Total liabilities and shareholders' equity	$2,751,487	$2,931,591	$2,613,709
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Net sales	$568,228	$654,608
Cost of sales	296,514	317,879
Gross profit	271,714	336,729
Selling, general and administrative expenses	276,820	251,755
Net licensing income	3,119	2,984
Income (loss) from operations	(1,987)	87,958
Interest income, net	1,813	3,400
Other non-operating income	1,738	446
Income before income tax	1,564	91,804
Income tax expense	(1,351)	(17,627)
Net income	$213	$74,177

Earnings per share:
Basic	$—	$1.09
Diluted	$—	$1.07
Weighted average shares outstanding:
Basic	66,970	68,290
Diluted	67,412	69,052
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$213	$74,177
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	56
Unrealized gains on derivative transactions (net of tax effects of $(4,145) and $(395), respectively)	11,525	1,333
Foreign currency translation adjustments (net of tax effects of $497 and $663, respectively)	(15,074)	(545)
Other comprehensive income (loss)	(3,549)	844
Comprehensive income (loss)	$(3,336)	$75,021
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$213	$74,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and non-cash lease expense	32,994	28,998
Provision for uncollectible accounts receivable	19,229	(2,317)
Loss on disposal or impairment of property, plant and equipment	2,138	958
Deferred income taxes	3,802	191
Stock-based compensation	3,675	4,215
Changes in operating assets and liabilities:
Accounts receivable	150,687	110,954
Inventories	23,510	862
Prepaid expenses and other current assets	(11,922)	6,952
Other assets	(5,873)	(3,394)
Accounts payable	(100,402)	(81,242)
Accrued liabilities	(77,861)	(54,723)
Income taxes payable	(9,429)	(13,761)
Operating lease assets and liabilities	(16,807)	(14,721)
Other liabilities	(1,200)	1,495
Net cash provided by operating activities	12,754	58,644
Cash flows from investing activities:
Purchases of short-term investments	(35,044)	(136,257)
Sales and maturities of short-term investments	1,631	128,000
Capital expenditures	(9,452)	(25,199)
Net cash used in investing activities	(42,865)	(33,456)
Cash flows from financing activities:
Proceeds from credit facilities	175,719	21,942
Repayments on credit facilities	(1,054)	(21,942)
Proceeds from issuance of common stock related to stock-based compensation	1,096	8,579
Tax payments related to stock-based compensation	(4,207)	(5,432)
Repurchase of common stock	(132,889)	(18,845)
Purchase of non-controlling interest	—	(13,970)
Cash dividends paid	(17,195)	(16,418)
Net cash provided by (used in) financing activities	21,470	(46,086)
Net effect of exchange rate changes on cash	(6,260)	(450)
Net decrease in cash and cash equivalents	(14,901)	(21,348)
Cash and cash equivalents, beginning of period	686,009	451,795
Cash and cash equivalents, end of period	$671,108	$430,447
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$19,953	$31,646
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$2,503	$8,177
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 31, 2020
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2019	67,561	$4,937	$1,848,935	$(4,425)	$1,849,447
Net income	—	—	213	—	213
Other comprehensive income (loss):
Unrealized holding gains on derivative transactions, net	—	—	—	11,525	11,525
Foreign currency translation adjustment, net	—	—	—	(15,074)	(15,074)
Cash dividends ($0.26 per share)	—	—	(17,195)	—	(17,195)
Issuance of common stock related to stock-based compensation, net	112	(3,111)	—	—	(3,111)
Stock-based compensation expense	—	3,675	—	—	3,675
Repurchase of common stock	(1,557)	(4,936)	(127,953)	—	(132,889)
BALANCE, MARCH 31, 2020	66,116	$565	$1,704,000	$(7,974)	$1,696,591

	Three Months Ended March 31, 2019
	Columbia Sportswear Company Shareholders' Equity
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2018	68,246	$—	$1,677,920	$(4,063)	$16,456	$1,690,313
Net income	—	—	74,177	—	—	74,177
Purchase of non-controlling interest	—	—	—	(99)	(16,456)	(16,555)
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	56	—	56
Unrealized holding gains on derivative transactions, net	—	—	—	1,333	—	1,333
Foreign currency translation adjustment, net	—	—	—	(545)	—	(545)
Cash dividends ($0.24 per share)	—	—	(16,418)	—	—	(16,418)
Issuance of common stock related to stock-based compensation, net	296	3,147	—	—	—	3,147
Stock-based compensation expense	—	4,215	—	—	—	4,215
Repurchase of common stock	(196)	(7,268)	(11,806)	—	—	(19,074)
BALANCE, MARCH 31, 2019	68,346	$94	$1,723,873	$(3,318)	$—	$1,720,649
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of March 31, 2020, December 31, 2019 and March 31, 2019, and the results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The December 31, 2019 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Columbia Sportswear Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
A novel strain of coronavirus ("COVID-19") was first identified in China in December 2019 and a global pandemic of respiratory disease caused by COVID-19 was declared by the World Health Organization in March 2020. As of March 31, 2020, in response to this pandemic, many governments worldwide had implemented travel restrictions, business shutdowns or slowdowns, and shelter-in-place or stay-at-home orders. In first quarter 2020, lower consumer demand related to the COVID-19 pandemic began to impact the Company's financial performance in China in late January, Korea and Japan in early February and North America and Europe in March. Retail traffic trends declined across North America and Europe in early March, prior to store closures which began in mid-March. As of the date of this filing, certain regional and local governments have lifted restrictions and orders.
The current environment of uncertainty significantly affected the March 31, 2020 estimates for allowance for uncollectible accounts receivable and excess, close-out and slow-moving inventory. These estimates involve assumptions about future events. The allowance for uncollectible accounts receivable includes assumptions about the future financial condition of our customers and their ability to make required payments. The provision for excess, close-out and slow moving inventory includes assumptions about future demand for the Company’s products and the Company's ability to sell them at a profit.
As a result of lower consumer demand related to the COVID-19 pandemic, we tested certain retail locations and their respective lease right-of-use assets for impairment. While no significant impairments were identified, further declines in projected future performance or significant declines in market rents for retail spaces may adversely affect the recovery of these retail locations assets. Additionally, as a result of the COVID-19 pandemic and a significant decline in projected net sales, the prAna brand's trademark and goodwill were tested for impairment as of March 31, 2020. While no impairment was indicated during the first quarter 2020 tests, the degree by which the fair value of the prAna reporting unit and trademark exceeded their respective carrying values declined from our 2019 impairment test. If, due to the current level of uncertainty relating to the COVID-19 pandemic, the prAna brand's actual or projected future performance deteriorates from the projections considered in our first quarter 2020 impairment tests, it is possible that an impairment charge would be required.
Recently Adopted Accounting Pronouncements
Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) issued by the Financial Accounting Standards Board ("FASB") in August 2018, which clarifies certain aspects of accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. Under the ASU, an entity would expense costs incurred in the preliminary-project and post-implementation-operation stages. The entity would also

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
capitalize certain costs incurred during the application-development stage, as well as certain costs related to enhancements. The ASU does not change the accounting for the service component of a CCA. The Company adopted the standard using the prospective method and anticipates an increase in cloud-specific implementation assets as specific cloud initiatives are executed by the Company. These assets will generally be included in Other non-current assets in the Condensed Consolidated Balance Sheets and will amortize over their assessed useful lives or the term of the underlying cloud computing hosting contract, whichever is shorter. Upon the adoption of the standard, there was no immediate impact to the Company's financial position, results of operations or cash flows.
Effective January 1, 2020, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment issued by the FASB in January 2017, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Under this guidance, if the carrying amount of a reporting unit exceeds its estimated fair value, an impairment charge shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The impact of the new standard will depend on the specific facts and circumstances of future individual goodwill impairments, if any.
Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments issued by the FASB in June 2016, as well as the clarifying amendments subsequently issued. The pronouncement changes the impairment model for most financial assets and will require the use of an "expected loss" model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Upon adoption of the standard, there was no immediate impact to the Company's financial position, results of operations or cash flows. On an ongoing basis, the Company will contemplate forward-looking economic conditions in recording lifetime expected credit losses for the Company’s financial assets measured at cost, such as the Company’s trade receivables and certain short-term investments. The following significant accounting policy has been updated since the Company’s 2019 Annual Report on Form 10-K as a result of adoption of ASU No.2016-13:
Accounts Receivable
Accounts receivable have been reduced by an allowance for doubtful accounts. The Company maintains the allowance for estimated losses resulting from the inability of the Company's customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Write-off activity and recoveries for the periods presented were not material.
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which, among other things, removes specific exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods, as well as targeted impacts to the accounting for taxes under hybrid tax regimes. This standard is effective beginning in the first quarter of 2021 on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact this accounting standard will have on the Company's financial position, results of operations or cash flows.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2—REVENUES
Disaggregated Revenue
As disclosed below in Note 12, the Company has four geographic reportable segments: United States ("U.S."), Latin America and Asia Pacific ("LAAP"), Europe, Middle East and Africa ("EMEA"), and Canada.
The following tables disaggregate the Company's operating segment Net sales by product category and sales channel, which the Company believes provide a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended March 31, 2020
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$309,677	$75,913	$39,930	$26,649	$452,169
Footwear	66,191	26,738	15,918	7,212	116,059
Total	$375,868	$102,651	$55,848	$33,861	$568,228
Sales channel net sales
Wholesale	$202,868	$57,374	$42,256	$23,462	$325,960
Direct-to-consumer	173,000	45,277	13,592	10,399	242,268
Total	$375,868	$102,651	$55,848	$33,861	$568,228

	Three Months Ended March 31, 2019
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$344,705	$100,337	$50,701	$30,224	$525,967
Footwear	67,519	32,522	20,647	7,953	128,641
Total	$412,224	$132,859	$71,348	$38,177	$654,608
Sales channel net sales
Wholesale	$208,569	$70,978	$56,369	$27,242	$363,158
Direct-to-consumer	203,655	61,881	14,979	10,935	291,450
Total	$412,224	$132,859	$71,348	$38,177	$654,608

Performance Obligations
For the three months ended March 31, 2020 and 2019, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.
Contract Balances
As of March 31, 2020, December 31, 2019 and March 31, 2019, contract liabilities included in Accrued liabilities on the Condensed Consolidated Balance Sheets, which consisted of obligations associated with the Company's gift card and customer loyalty programs, were not material.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3—INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(13,644)	(13,311)	(12,314)
Customer relationships	(16,125)	(15,713)	(14,475)
Total accumulated amortization	(29,769)	(29,024)	(26,789)
Net carrying amount	7,429	8,174	10,409
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$122,850	$123,595	$125,830
Amortization expense for intangible assets subject to amortization was $0.7 million for each of the three months ended March 31, 2020 and 2019.
Annual amortization expense is estimated to be as follows for the years 2020 through 2024:

(in thousands)
2020	$2,537
2021	1,650
2022	1,650
2023	1,650
2024	688

NOTE 4—SHORT-TERM BORROWINGS AND CREDIT LINES
Except as disclosed below, there have been no significant changes to the Company's short-term borrowing and credit lines as described in Note 9 in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
The Company had an unsecured, committed revolving line of credit agreement, maturing on August 1, 2023 with monthly variable commitments available for funding that averaged $50.0 million over the course of a calendar year. Effective March 27, 2020, the Company entered into a first amendment to its unsecured, committed revolving line of credit agreement to increase the commitment available for funding to $125.0 million through December 31, 2020, removing monthly variability in commitment level. Under the first amendment interest, payable monthly, is based on the Company’s applicable funded debt ratio and could range from USD LIBOR plus 200.0 basis points to USD LIBOR plus 275.0 basis points. The first amendment continues to require the Company to comply with certain financial covenants, including a funded debt ratio and interest coverage ratio. If the Company is in default, it is prohibited from paying dividends or repurchasing common stock. At March 31, 2020 the Company was in compliance with all associated covenants. As of March 31, 2020, the outstanding balance under this line of credit was $125.0 million, which was accruing interest at a rate of 3.06% per annum. As disclosed in Note 15, in April 2020, the Company amended and restated this committed revolving line of credit agreement.
The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit, which is payable on demand, guaranteed by the Company, and provides for borrowings up to a maximum of CAD$30.0 million (approximately US$21.2 million) at March 31, 2020. The revolving line accrues interest at the Canadian Prime rate for CAD overdraft borrowings or Bankers' Acceptance rate plus 150 basis points for Bankers' Acceptance loans. As of March 31, 2020, the outstanding balance under this line of credit was CAD$28.4 million (approximately US$20.0 million), which was accruing interest at a rate of 2.89% per annum.
The Company’s Japanese subsidiary has two separate unsecured and uncommitted overdraft facilities guaranteed by the Company providing for borrowing up to a maximum of US$7.0 million and ¥300.0 million, respectively (combined approximately US$9.8 million) at March 31, 2020. Borrowings under these overdraft facilities accrue interest at 275.0 basis points and the Tokyo Interbank Offered Rate plus 0.50 basis

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
points, respectively. As of March 31, 2020, the outstanding balances under these facilities were US$6.5 million and ¥300.0 million (approximately US$2.8 million), respectively, which were accruing interest at a rate of 2.75% per annum and 0.55% per annum, respectively.
The Company’s Korea subsidiary has available an unsecured and uncommitted overdraft facility guaranteed by the Company providing for borrowing up to a maximum of US$20.0 million at March 31, 2020. Borrowings under the overdraft facility accrue interest at the Korea three month CD rate plus 275.0 basis points. As of March 31, 2020, the outstanding balance under this overdraft facility was US$18.8 million, which was accruing interest at a rate of 4.17% per annum.
The Company’s Chinese subsidiary has available an unsecured and uncommitted overdraft and clean advance facility guaranteed by the Company providing for borrowings of advances or overdrafts up to a maximum of US$20.0 million at March 31, 2020. Borrowings under the facility accrue interest on advances of RMB based on the People’s Bank of China (“PBOC”) base rate plus 0.85%, advances of USD based on LIBOR plus 1.8% per annum or overdrafts of RMB based on 110% of the PBOC rate. As of March 31, 2020, the outstanding balance under this facility was RMB9.5 million (approximately US$1.3 million), which was accruing interest based on the PBOC rate plus 0.85% or 5.20% per annum.
NOTE 5—INCOME TAXES
For the three months ended March 31, 2020 and 2019, the Company's effective income tax rates were 86.4% and 19.2%, respectively. The effective income tax rate for the three months ended March 31, 2020 was impacted primarily by the change in mix of book income or loss among jurisdictions, a revaluation of the valuation allowance against deferred tax assets for a foreign operating loss carryforward, and rate arbitrage between the current year expected taxable net operating loss and the tax rate in the year the carryback would offset.
Income tax expense, deferred tax assets and related liabilities are based on estimates. The likelihood of realizing the benefits of the deferred tax assets was assessed as of March 31, 2020 and a $1.5 million valuation allowance adjustment was recorded related the expected portion of tax benefits that would not be realized in certain foreign jurisdictions based on available evidence. The Company will continue to monitor the realizability of deferred tax assets, particularly in certain foreign jurisdictions where the COVID-19 pandemic has started to create significant net operating losses. The ability to recover these deferred tax assets depends on several factors, including results of operations and the ability to project future taxable income in those jurisdictions. If it is determined that some additional portion of the tax benefits will not be realized, valuation allowance would be recorded, which would increase income tax expense. Total deferred tax assets as of March 31, 2020 were approximately $73.8 million, of which approximately $14.8 million related to foreign jurisdictions where the Company expects to incur significant net operating losses in the near term, although the risks of failing to realize these benefits vary across jurisdictions.
NOTE 6—PRODUCT WARRANTY
Some of the Company's products carry life-time or limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company's history of warranty repairs and replacements and is recorded in Cost of sales in the Condensed Consolidated Statements of Operations. The warranty reserve is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.
A reconciliation of product warranties is as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance at beginning of period	$14,466	$13,186
Provision for warranty claims	312	1,791
Warranty claims	(1,368)	(1,723)
Other	(288)	(76)
Balance at end of period	$13,122	$13,178

NOTE 7—COMMITMENTS AND CONTINGENCIES
The Company is a party to various legal claims, actions and complaints from time to time. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's condensed consolidated financial statements.
NOTE 8—SHAREHOLDERS' EQUITY
Since the inception of the Company's stock repurchase plan in 2004 through March 31, 2020, the Company's Board of Directors has authorized the purchase of $1.1 billion of the Company's common stock. As of March 31, 2020, the Company had repurchased 26.8 million

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

shares under this program at an aggregate purchase price of $1,017.8 million. Shares repurchased generally settle subsequent to the trade date. During the three months ended March 31, 2020, the Company repurchased an aggregate of $132.9 million of common stock under the stock repurchase plan authorized by the Company's Board of Directors and a pre-established written trading plan. Shares of the Company's common stock may be repurchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. In mid-March 2020 to reduce capital outflows and preserve capital, the Company suspended share repurchases and the Company's Board of Directors suspended the quarterly dividend.
NOTE 9—STOCK-BASED COMPENSATION
The Company's stock incentive plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units and other stock-based or cash-based awards.
Stock-based compensation expense
Stock-based compensation expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2020	2019
Stock options	$1,704	$1,489
Restricted stock units	1,971	2,726
Total	$3,675	$4,215
Stock Options
During the three months ended March 31, 2020, the Company granted a total of 640,219 stock options at a weighted average grant date fair value of $14.36. As of March 31, 2020, unrecognized costs related to outstanding stock options totaled $16.4 million, before any related tax benefit. As of March 31, 2020, unrecognized costs related to stock options are expected to be recognized over a weighted average period of 3.03 years.
Restricted Stock Units
During the three months ended March 31, 2020, the Company granted 201,349 restricted stock units at an estimated average grant date fair value of $79.51. As of March 31, 2020, unrecognized costs related to outstanding restricted stock units totaled $27.3 million, before any related tax benefit. As of March 31, 2020, unrecognized costs related to restricted stock units are expected to be recognized over a weighted average period of 2.81 years.
NOTE 10—EARNINGS PER SHARE
Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Weighted average shares of common stock outstanding, used in computing basic earnings per share	66,970	68,290
Effect of dilutive stock options and restricted stock units	442	762
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	67,412	69,052
Earnings per share of common stock:
Basic	$—	$1.09
Diluted	$—	$1.07
Stock options, service-based restricted stock units, and performance-based restricted stock units representing 937,523 and 325,226 shares of common stock for the three months ended March 31, 2020 and 2019, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in Accumulated other comprehensive loss for the three months ended March 31, 2020:

(in thousands)	Unrealized losses on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2019	$(4)	$9,482	$(13,903)	$(4,425)
Other comprehensive income (loss) before reclassifications	—	14,362	(15,074)	(712)
Amounts reclassified from accumulated other comprehensive loss(1)	—	(2,837)	—	(2,837)
Net other comprehensive income (loss) income during the period	—	11,525	(15,074)	(3,549)
Balance at March 31, 2020	$(4)	$21,007	$(28,977)	$(7,974)
(1)Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income on the Condensed Consolidated Statements of Operations. Refer to Note 13 for further information regarding classifications.
The following table sets forth the changes in Accumulated other comprehensive loss for three months ended March 31, 2019:

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2018	$(60)	$11,964	$(15,967)	$(4,063)
Other comprehensive income (loss) before reclassifications	56	3,268	(545)	2,779
Amounts reclassified from accumulated other comprehensive loss(1)	—	(1,935)	—	(1,935)
Net other comprehensive income (loss) during the period	56	1,333	(545)	844
Purchase of non-controlling interest	—	(99)	—	(99)
Balance at March 31, 2019	$(4)	$13,198	$(16,512)	$(3,318)

(1)Amounts reclassified are recorded in Net Sales or Cost of sales on the Condensed Consolidated Statements of Operations. Refer to Note 13 for further information regarding classifications.
NOTE 12—SEGMENT INFORMATION
The Company has four reportable geographic segments: U.S., LAAP, EMEA, and Canada, which are reflective of the Company's internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing, and distribution of outdoor, active and everyday lifestyle apparel, footwear, accessories, and equipment products. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information systems, finance, human resources and legal, as well as executive compensation, unallocated benefit program expense, and other miscellaneous costs.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The geographic distribution of the Company's Net sales and Income (loss) from operations in the Condensed Consolidated Statements of Operations are summarized in the following table for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
(in thousands)	2020	2019
Net sales to unrelated entities:
U.S.	$375,868	$412,224
LAAP	102,651	132,859
EMEA	55,848	71,348
Canada	33,861	38,177
	$568,228	$654,608
Segment income (loss) from operations:
U.S.	$40,032	$95,723
LAAP	6,138	26,750
EMEA	(66)	9,186
Canada	4,151	6,011
Total segment income from operations	50,255	137,670
Unallocated corporate expenses	(52,242)	(49,712)
Interest income, net	1,813	3,400
Other non-operating income, net	1,738	446
Income before income taxes	$1,564	$91,804
Concentrations
No single customer accounted for 10% or more of Accounts receivable, net of allowance on the Condensed Consolidated Balance Sheets as of March 31, 2020 or 2019. The Company had one customer that accounted for 13.9% of Accounts receivable, net of allowance as of December 31, 2019. No single customer accounted for 10% or more of Net sales in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 or 2019.
NOTE 13—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated United States dollar inventory purchases. Subsidiaries that use United States dollars and euros as their functional currency also have non-functional currency denominated sales for which the Company hedges the Canadian dollar and Great British pound. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, prior to June 2019, the time value components ("forward points") were excluded from the determination of hedge effectiveness and included in current period Cost of sales for hedges of anticipated United States dollar inventory purchases and in Net sales for hedges of anticipated non-functional currency denominated sales on a straight-line basis over the life of the contract. Effective June 2019, the forward points are included in the fair value of the cash flow hedge on a prospective basis. These costs or benefits will be included in Accumulated other comprehensive loss until the underlying hedge transaction is recognized in either Net sales or Cost of sales, at which time, the forward points will also be recognized as a component of Net income.
The Company also uses currency forward contracts not formally designated as hedges to manage the consolidated currency exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities by subsidiaries that use United States dollars, euros, Canadian dollars, yen, won, or renminbi as their functional currency. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, receivables, payables, deferred

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

income taxes, and intercompany loans. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in Other non-operating income by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.
The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$458,823	$471,822	$399,068
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	205,030	214,086	208,941
At March 31, 2020, $16.8 million of deferred net gains on both outstanding and matured derivatives recorded in Other comprehensive loss are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the Condensed Consolidated Statements of Operations. Actual amounts ultimately reclassified to Net sales or Cost of sales in the Condensed Consolidated Statements of Comprehensive Income are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At March 31, 2020, the Company's derivative contracts had a remaining maturity of less than four years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $9.5 million at March 31, 2020. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	March 31, 2020	December 31, 2019	March 31, 2019
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$18,945	$11,855	$14,366
Currency forward contracts	Other non-current assets	10,520	4,159	10,014
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	231	1,313	149
Currency forward contracts	Other long-term liabilities	—	768	—
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	4,449	2,146	971
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	978	953	349

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement of Operations Classification	Three Months Ended March 31,
(in thousands)		2020	2019
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income (loss), net of tax	—	$14,362	$3,268
Gain (loss) reclassified from accumulated other comprehensive income or loss to income for the effective portion	Net sales	(122)	35
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	2,795	1,196
Gain reclassified from accumulated other comprehensive income or loss to income as a result of cash flow hedge discontinuance	Other non-operating income	1,111	—
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	—	(5)
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	—	1,449
Derivative instruments not designated as cash flow hedges:
Gain recognized in income	Other non-operating income	1,649	563

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

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$128,488	$—	$—	$128,488
United States government treasury bills	—	44,973	—	44,973
Available-for-sale short-term investments:(1)
United States government treasury bills	—	35,032	—	35,032
Other short-term investments:
Money market funds	14	—	—	14
Mutual fund shares	782	—	—	782
Other current assets:
Derivative financial instruments	—	23,394	—	23,394
Other non-current assets:
Money market funds	3,674	—	—	3,674
Mutual fund shares	9,329	—	—	9,329
Derivative financial instruments	—	10,520	—	10,520
Total assets measured at fair value	$142,287	$113,919	$—	$256,206
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$1,209	$—	$1,209
Total liabilities measured at fair value	$—	$1,209	$—	$1,209
(1)Investments have remaining maturities of less than one year.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$288,926	$—	$—	$288,926
United States government treasury bills	—	34,928	—	34,928
Commercial paper	—	33,587	—	33,587
Other short-term investments:
Mutual fund shares	1,668	—	—	1,668
Other current assets:
Derivative financial instruments	—	14,001	—	14,001
Non-current assets:
Money market funds	1,792	—	—	1,792
Mutual fund shares	12,172	—	—	12,172
Derivative financial instruments	—	4,159	—	4,159
Total assets measured at fair value	$304,558	$86,675	$—	$391,233
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$2,266	$—	$2,266
Other long-term liabilities:
Derivative financial instruments	—	768	—	768
Total liabilities measured at fair value	$—	$3,034	$—	$3,034
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$125,073	$—	$—	$125,073
Available-for-sale short-term investments::(1)
United States government treasury bills	—	270,625	—	270,625
Other short-term investments:
Mutual funds shares	1,978	—	—	1,978
Other current assets:
Derivative financial instruments	—	15,337	—	15,337
Other non-current assets:
Money market funds	1,331	—	—	1,331
Mutual fund shares	9,575	—	—	9,575
Derivative financial instruments	—	10,014	—	10,014
Total assets measured at fair value	$137,957	$295,976	$—	$433,933
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$498	$—	$498
Total liabilities measured at fair value	$—	$498	$—	$498
(1)Investments have remaining maturities of less than one year.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Non-recurring Fair Value Measurements
There were no material assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2020, December 31, 2019 or March 31, 2019.
NOTE 15—SUBSEQUENT EVENT
On April 15, 2020 the Company entered into a second amended and restated credit agreement (the “restated credit agreement”) which amended and restated the committed revolving line of credit agreement that was in effect as of March 31, 2020 and disclosed in Note 4. The restated credit agreement provides for i) a secured, committed revolving line of credit, maturing on August 1, 2023 with a commitment available for funding of $125.0 million (the "Revolving A Loan"), ii) a secured, committed revolving line of credit, maturing April 13, 2021, with a commitment available for funding of $400.0 million (the "Revolving B Loan", together with the Revolving A Loan, the "Revolving Loans"), and iii) an uncommitted $100.0 million incremental facility, which may be added to the Revolving B Loan if it is executed on, upon request by us to the administrative agent. Advances under the Revolving Loans can be either LIBOR loans or base rate loans. LIBOR loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to LIBOR (subject to a LIBOR floor of 0.75% for advances under the Revolving A Loan and a LIBOR floor of 1.00% for advances under the Revolving B Loan) plus a margin ranging from 2.00% to 2.75% (the "LIBOR Margin"). Base rate loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the LIBOR Margin plus the greater of (i) daily reset one month LIBOR or (ii) in the case of Revolving A Loans, 0.75% and in the case of Revolving B Loans, 1.00%; provided that if the lenders are unable to price loans based on LIBOR, base rate loans will bear interest at an interest rate per annum equal to a margin ranging from 1% to 1.75% plus the higher of (A) the rate of interest most recently announced by the administrative agent as its prime rate or (B) the federal funds rate plus 1.50%. The restated credit agreement requires the Company to comply with certain financial covenants, including a funded debt ratio, interest coverage ratio, and asset coverage ratio. The obligations of the Company under the restated credit agreement are secured by all assets of the Company and Columbia Brands USA, LLC, except for intellectual property, real property, equity interests in foreign subsidiaries and certain other exclusions. If the Company is in default, it is required to comply with certain restrictions on dividend payments and stock repurchases. On April 15, 2020, the Company borrowed $200 million under the Revolving B Loan, which supplemented $125 million that the Company had previously borrowed under the Revolving A Loan. Those amounts have been subsequently repaid and, at the time of this filing, there is no outstanding balance under the restated credit agreement.
Except for the Company's Japanese subsidiary's overdraft facility with a maximum borrowing of ¥300.0 million (approximately US$2.8 million), amounts outstanding under the Company's international subsidiaries' lines of credit and overdraft facilities as of March 31, 2020 have been subsequently repaid.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including statements regarding store openings, the time-frame for the return of consumer demand, capital outflows, operating expense, our ability to timely fulfill future season orders, our ability to manage credit risk, outlet expectations, sales order cancellations, inventory purchases, net sales, profitability, cash and our ability to meet our cash needs. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may", and other words and terms of similar meaning or reference future dates. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis; however, each forward-looking statement involves a number of risks and uncertainties, including those described in Part II, Item 1A, Risk Factors in this quarterly report. We caution that forward-looking statements are inherently less reliable than historical information. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations. New factors emerge from time to time and it is not possible for us to predict or assess the effects of all such factors or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
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
Impacts of COVID-19
COVID-19 was first identified in China in December 2019 and a global pandemic of respiratory disease caused by COVID-19 was declared by the World Health Organization in March 2020. As of March 31, 2020, in response to this pandemic, many regional and local governments worldwide had implemented travel restrictions, business shutdowns or slowdowns, and shelter-in-place or stay-at-home orders. In first quarter 2020, lower consumer demand related to the COVID-19 pandemic began to impact financial performance in China in late January, Korea and Japan in early February and North America and Europe in March. Retail traffic trends declined across North America and Europe in early March, prior to store closures which began in mid-March. As of the date of this filing, certain regional and local governments have started lifting restrictions and orders.
Our top priority throughout this crisis has been to protect the health and safety of our employees, their families, our customers, and our communities. To promote the health and safety and slow the spread of this virus, we closed our retail stores around the world at various points in time, applied work from home measures, and implemented best practices related to social distancing and cleaning. We aim to minimize the impact the COVID-19 pandemic is having on our employees and have implemented Catastrophic Paid Leave and furlough benefits which vary by business unit and by region.
As of the time of this filing, the vast majority of our stores in China and Korea have reopened, although many still operate with reduced store hours. In these markets, retail traffic trends have been improving but remain well below pre-pandemic levels. Japan experienced a similar recovery trend until early April when a spike of new cases in and around Tokyo prompted store closures. Across North America and Europe, most of our stores remain closed. We continue to evaluate timelines for reopening stores in phases and are following the advice of governments and relevant public health authorities to determine when stores reopen. Our focus will remain on protecting both our employees and our customers during this reopening process. In Europe, a small number of stores have reopened and U.S. store openings are expected to begin as early as May 8, 2020. The store reopening process will likely take time as each market faces its own unique set of circumstances. It is uncertain how long it will take until foot traffic increases significantly.
Other geographies throughout the world where our products are sold by our wholesale customers or distributors, such as Russia, have been significantly impacted by the pandemic and its related economic effects. The vast majority of our wholesale customers' and distributors' stores have followed store closure timelines similar to our store closures, which vary by region, depending on when local governments took action to slow the spread of the virus.
Due to the effects of retail stores closures and the resulting decrease in consumer demand, as well as actions being taken by our wholesale customers to preserve their capital and liquidity, we have received and anticipate significant Spring and Fall 2020 sales order cancellations. To mitigate the impact of these cancellations, we have significantly curtailed planned Fall 2020 inventory purchases. Among our top priorities is a focused effort matching inventory supply with projected demand to optimize the use of inventory and maximize sales potential. In anticipation of elevated inventory levels within our business and in the general marketplace, we expect to increase the amount of clearance inventory that is sold through our outlet stores. As retailers attempt to reduce excess levels of inventory, the current and potentially continuing elevated promotional environment is anticipated to impact our net sales and gross margin.
In addition, we are also experiencing supply chain disruptions, largely resulting from temporary raw material and finished goods supplier closures in Asia related to the COVID-19 pandemic, which we expect will likely affect our ability to timely fulfill some Fall 2020 orders.
We have taken a number of actions to provide greater financial flexibility and liquidity, reduce capital outflows, preserve capital, and contain costs for our business. As of the time of this filing, we have:
•increased our total available committed and uncommitted credit lines and facilities to provide $631 million of borrowing capacity, of which $525 million is committed;
•suspended the quarterly dividend and share repurchases;
•reduced planned capital expenditures; and
•initiated numerous cost containment measures across the organization, including lowering personnel related expenses, reducing demand creation spend, and minimizing discretionary expenditures.
The second quarter is historically our seasonally lowest sales volume period, and based on current and anticipated store closures, as well as uncertainty regarding retail traffic as stores reopen, we expect a significant a decline in our net sales and an operating loss in the second quarter of 2020. Given the ongoing business disruption and uncertainty surrounding the COVID-19 pandemic, we are unable to estimate full year results with reasonable accuracy. However we do expect future material financial impacts associated with the COVID-19 pandemic, including, but not limited to, lower global net sales, the delay of inventory production and fulfillment, and incremental costs associated with the COVID-19 pandemic, such as, exceptional provisions for bad debt, severance and restructuring charges and other related expenses.
Strategic Priorities
Our immediate focus is on maintaining a strong balance sheet, financial flexibility and sufficient liquidity. Our long-term commitment to driving sustainable and profitable growth has not changed and our strategic priorities remain to:
•drive brand awareness and sales growth through increased, focused demand creation investments;
•enhance consumer experience and digital capabilities in all of our channels and geographies;
•expand and improving global DTC operations with supporting processes and systems; and
•invest in our people and optimizing our organization across our portfolio of brands.
Capital Allocation
Given the anticipated declines in net sales, profitability and cash related to the COVID-19 pandemic, our capital allocation priorities have shifted. We remain committed to maintaining our strong balance sheet in order to provide ourselves with maximum strategic flexibility and access to additional liquidity if warranted. Within that context, our first priority is to build and preserve liquidity for business operations while continuing to fund high-priority strategic initiatives. Our second priority is to limit the risk of financial distress given the pressure currently impacting the retail industry. We plan to revisit our capital allocation priorities when the business stabilizes and there is a more reliable and predictable flow of cash. As a result of our updated capital allocation priorities, we have suspended quarterly cash dividend payments and further share repurchases.

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
Highlights of the First Quarter of 2020
Lower net sales and profitability in first quarter 2020 compared to first quarter 2019 primarily reflect the impact of lower consumer demand resulting from the ongoing COVID-19 pandemic.
•Net sales decreased $86.4 million, or 13%, to $568.2 million from $654.6 million in the first quarter of 2019.
•Income from operations decreased $89.9 million, or 102%, to a loss of $2.0 million from $88.0 million in the first quarter of 2019.
•Net income decreased $74.0 million, or 100%, to $0.2 million, or $0.00 per diluted share, from $74.2 million, or $1.07 per diluted share, in the first quarter of 2019.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	52.2	48.6
Gross profit	47.8	51.4
Selling, general and administrative expenses	48.7	38.5
Net licensing income	0.6	0.5
Income (loss) from operations	(0.3)	13.4
Interest income, net	0.3	0.5
Other non-operating income	0.3	0.1
Income before income tax	0.3	14.0
Income tax expense	(0.3)	(2.7)
Net income	—%	11.3%

Results of Operations — Consolidated
Quarter Ended March 31, 2020 Compared to Quarter Ended March 31, 2019
Net Sales: Consolidated net sales decreased $86.4 million, or 13%, to $568.2 million for the first quarter of 2020 from $654.6 million for the comparable period in 2019. The decrease primarily reflects the impact of lower consumer demand resulting from the ongoing COVID-19 pandemic and, to a lesser extent, lower demand resulting from warmer weather compared to strong sales performance in first quarter 2019. The decrease was primarily due to decreased net sales of the Columbia brand in the U.S. DTC and China businesses, across all product categories. Our e-commerce businesses have largely remained operational during the COVID-19 pandemic, with the exception of temporary distribution center closures in France and China that have since resumed operations.

Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended March 31,
	Reported Net Sales	Adjust for Foreign Currency Translation	Constant-currency Net Sales	Reported Net Sales	Reported Net Sales	Constant-currency Net Sales
(In millions, except for percentage changes)	2020		2020(1)	2019	% Change	% Change
Brand Net Sales:
Columbia	$471.7	$2.3	$474.0	$552.2	(15)%	(14)%
SOREL	38.7	—	38.7	39.5	(2)%	(2)%
prAna	36.5	—	36.5	41.2	(11)%	(11)%
Mountain Hardwear	21.3	—	21.3	21.7	(2)%	(2)%
Total	$568.2	$2.3	$570.5	$654.6	(13)%	(13)%

Product Category Net Sales:
Apparel, Accessories and Equipment	$452.2	$1.6	$453.8	$526.0	(14)%	(14)%
Footwear	116.0	0.7	116.7	128.6	(10)%	(9)%
Total	$568.2	$2.3	$570.5	$654.6	(13)%	(13)%

Channel Net Sales:
Wholesale	$325.9	$1.3	$327.2	$363.2	(10)%	(10)%
DTC	242.3	1.0	243.3	291.4	(17)%	(17)%
Total	$568.2	$2.3	$570.5	$654.6	(13)%	(13)%
(1) Constant-currency net sales information is a non-GAAP financial measure that excludes the effect of changes in foreign currency exchange rates against the United States dollar between comparable reporting periods. We calculate constant-currency net sales by translating net sales in foreign currencies for the current period into United States dollars at the average exchange rates that were in effect during the comparable period of the prior year.
Gross Profit: Gross profit as a percentage of net sales contracted to 47.8% in the first quarter of 2020 from 51.4% for the comparable period in 2019. The gross profit contraction primarily reflected margin pressure related to the COVID-19 pandemic, including:
•an increase in inventory obsolescence provisions associated with unsold inventory; and
•a decrease in DTC product margin, reflecting higher promotional activity.
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
SG&A expense increased $25.1 million, or 10%, to $276.8 million, or 48.7% of net sales, for the first quarter of 2020, from $251.8 million, or 38.5% of net sales, for the comparable period in 2019, primarily due to:
•increased bad debt expense, reflecting heightened accounts receivable risk resulting from the ongoing COVID-19 pandemic;
•higher personnel expense, primarily reflecting merit increases and the annualization of prior year headcount increases; and
•increased information technology expenses; partially offset by
•lower incentive compensation; and
•decreased demand creation spending.
In March 2020, we began to realize the initial benefits of cost containment measures as some were implemented. The full impact of these measures will be more evident in full year operating expense performance.
Income (Loss) from Operations: Loss from operations was $2.0 million, or (0.3)% of net sales, in the first quarter of 2020 compared to income from operations of $88.0 million, or 13.4% of net sales, in the comparable period in 2019.
Income Tax Expense: Income tax expense decreased $16.3 million to $1.4 million for the first quarter of 2020, from $17.6 million for the comparable period in 2019. Our effective income tax rate was 86.4% for the first quarter of 2020, compared to 19.2% for the same period in 2019. Our effective tax rate increased compared to prior year primarily due to the uncertainty of the COVID-19 pandemic on our full year 2020 financial results. Our effective income tax rate for the three months ended March 31, 2020 reflects the change in mix of book income or loss among jurisdictions, a revaluation of the valuation allowance against deferred tax assets for foreign operating loss carryforward, and rate arbitrage between the current year expected taxable net operating loss and the tax rate in the year the carryback would offset.

Net Income: Net income decreased $74.0 million, or 100%, to $0.2 million, or $0.00 per diluted share, for the first quarter of 2020 from $74.2 million, or $1.07 per diluted share, for the comparable period in 2019.
Results of Operations — Segment
Quarter Ended March 31, 2020 Compared to Quarter Ended March 31, 2019
Net Sales by Geographic Region: Net sales by geographic region are summarized in the following table:

	Three Months Ended March 31,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2020	Translation	2020(1)	2019	% Change	% Change(1)
U.S.	$375.9	$—	$375.9	$412.2	(9)%	(9)%
LAAP	102.6	1.4	104.0	132.9	(23)%	(22)%
EMEA	55.8	1.4	57.2	71.3	(22)%	(20)%
Canada	33.9	(0.5)	33.4	38.2	(11)%	(13)%
	$568.2	$2.3	$570.5	$654.6	(13)%	(13)%
(1) Constant-currency net sales information is a non-GAAP financial measure that excludes the effect of changes in foreign currency exchange rates against the United States dollar between comparable reporting periods. We calculate constant-currency net sales by translating net sales in foreign currencies for the current period into United States dollars at the average exchange rates that were in effect during the comparable period of the prior year.
Unless otherwise noted below, net sales decreases within all regions reflect the impact of lower consumer demand resulting from the ongoing COVID-19 pandemic and, to a lesser extent, lower demand resulting from warmer weather compared to strong sales performance for the comparable period in 2019.
•U.S. net sales decreased $36.3 million, or 9%, to $375.9 million for the first quarter of 2020 from $412.2 million for the comparable period in 2019. U.S. net sales decreased primarily in the U.S. DTC business, and, to a lesser extent the U.S. wholesale business. The net sales decrease in the U.S. DTC business was driven by decreased net sales from retail stores, partially offset by increased net sales from e-commerce business.
•LAAP region net sales decreased $30.3 million, or 23% (22% constant-currency), to $102.6 million for the first quarter of 2020 from $132.9 million for the comparable period in 2019. The net sales decrease in the LAAP region was led by decreased net sales in our China business, followed by our Japan and Korea businesses, partially offset by increased net sales in our LAAP distributor business. The increase in LAAP distributor net sales primarily resulted from a greater portion of Fall 2019 shipments falling into the first quarter of 2020 compared to the timing of Fall 2018 shipments in the first quarter of 2019.
•EMEA region net sales decreased $15.5 million, or 22% (20% constant-currency), to $55.8 million for the first quarter of 2020 from $71.3 million for the comparable period in 2019. The net sales decrease in the EMEA region was led by decreased net sales in our Europe-direct business, followed by the EMEA distributor business. The decrease in EMEA distributor net sales was primarily driven by a lower portion of Spring 2020 shipments falling into the first quarter of 2020 compared to the timing of Spring 2019 shipments for the first quarter of 2019.
•Canada net sales decreased $4.3 million, or 11% (13% constant-currency), to $33.9 million for the first quarter of 2020 from $38.2 million for the comparable period in 2019. The net sales decrease in Canada was primarily driven by decreased net sales in our wholesale business.
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
We anticipate this trend will continue until other segments achieve scale efficiencies from higher levels of net sales volume relative to the fixed cost structure necessary to operate the business. The EMEA segment, in particular, has realized lower operating margins compared to other segments due to a relatively higher fixed cost structure associated with our supply chain and administrative functions, compared to net sales. To the extent net sales increase in the EMEA segment, we would anticipate an improvement in the operating income margin of that segment.

The following table presents segment income from operations for each reportable segment for the three months ended March 31:

	Three Months Ended March 31,
(In millions, except for percentage changes)	2020	2019	Change ($)
U.S.	$40.0	$95.7	$(55.7)
LAAP	6.1	26.8	(20.7)
EMEA	(0.1)	9.2	(9.3)
Canada	4.2	6.0	(1.8)
Total segment income from operations	50.2	137.7	(87.5)
Unallocated corporate expenses	(52.2)	(49.7)	2.5
Income (loss) from operations	$(2.0)	$88.0	$(90.0)
Unless otherwise noted below, segment income from operations within all regions decreased due to lower consumer demand, higher inventory reserves and increased bad debt expenses primarily resulting from the ongoing COVID-19 pandemic, compared to strong sales performance for the comparable period in 2019.
•U.S. income from operations decreased $55.7 million to $40.0 million, or 10.7% of net sales, for the first quarter of 2020 from $95.7 million, or 23.2% of net sales, for the comparable period in 2019. The decrease was driven primarily by decreased net sales combined with decreased gross margin and increased provisions for uncollectible accounts receivable. U.S. SG&A expense increased as a percentage of net sales to 37.8% for the first quarter of 2020 compared to 27.6% for the same period in 2019.
•LAAP income from operations decreased $20.7 million to $6.1 million, or 6.0% of net sales, for the first quarter of 2020 from $26.8 million, or 20.1% of net sales, for the comparable period in 2019. The decrease primarily resulted from decreased net sales combined with decreased gross margin. LAAP SG&A expense increased as a percentage of net sales to 44.1% for the first quarter of 2020 compared to 36.9% for the same period in 2019.
•EMEA loss from operations of $0.1 million, or (0.1)% of net sales, for the first quarter of 2020 decreased $9.3 million from income from operations of $9.2 million, or 12.9% of net sales, for the comparable period in 2019. The decrease was driven by decreased net sales, combined with decreased gross margin. EMEA SG&A expense increased as a percentage of net sales to 45.3% for the first quarter of 2020 compared to 35.3% for the same period of 2019.
•Canada income from operations decreased $1.8 million to $4.2 million, or 12.3% of net sales, for the first quarter of 2020 from $6.0 million, or 15.7% of net sales, for the comparable period in 2019. The decrease resulted from decreases in net sales, partially offset by increased gross margin. Canada SG&A expense increased as a percentage of net sales to 35.3% for the first quarter of 2020 compared to 28.9% for the same period of 2019.
Unallocated corporate expenses increased by $2.5 million to $52.2 million for the first quarter of 2020 from $49.7 million for the comparable period in 2019.
Liquidity and Capital Resources
At March 31, 2020, we had total cash and cash equivalents of $671.1 million, compared to $686.0 million at December 31, 2019 and $430.4 million at March 31, 2019. In addition, we had short-term investments of $35.8 million at March 31, 2020, compared to $1.7 million at December 31, 2019 and $272.6 million at March 31, 2019. At March 31, 2020, we had no remaining committed borrowing availability under our domestic credit agreement; however, we have since amended and restated the agreement to provide $525.0 million in committed borrowing availability. We expect our outstanding indebtedness levels to fluctuate as we deem appropriate. Our primary ongoing funding requirements are for working capital and capital expenditures.
We expect to meet our cash needs for the next twelve months with cash and cash equivalents, short-term investments, borrowings under our committed and uncommitted lines of credit and facilities, additional borrowing capacity, access to capital markets, and cash flows from operations. Although we believe we have adequate sources of liquidity over the long term, the success of our operations, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity. We continue to monitor the credit markets, as well as our business trends, to evaluate our potential needs. We have already taken key actions to mitigate the impact of the current economic crisis on our financial position with a focus on financial liquidity enhancements, capital preservation, cost containment measures, and inventory management. See "Impacts of COVID-19" above for additional discussion.
Our business is affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash, cash equivalents and short-term investments balances generally are at their lowest level at the end of the third quarter and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales.

Short-term borrowings and credit lines
On April 17, 2019, we entered into a domestic committed credit facility agreement with Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (the “Prior Credit Agreement”). The Prior Credit Agreement provided for between $25 million and $125 million in commitment depending on the season.
The Prior Credit Agreement was amended on March 27, 2020 to remove the seasonality within the commitment levels and provide $125.0 million in committed borrowing availability through December 31, 2020, as well as certain other modifications. At March 31, 2020, we had $125 million outstanding under the Prior Credit Agreement and were in compliance with the covenants contained therein.
On April 15, 2020, we amended and restated the Prior Credit Agreement (the “Restated Credit Agreement”). The Restated Credit Agreement provides (i) a committed $125.0 million revolving A loan through August 1, 2023, (ii) a committed $400.0 million revolving B loan through April 13, 2021 (the “Revolving B Loan”) and (iii) an uncommitted $100.0 million incremental facility, which will be added to the Revolving B Loan if it is executed on, upon request by us to the administrative agent. The Restated Credit Agreement requires us to maintain, as of the end of each fiscal quarter, a funded debt ratio not to exceed 3.25 to 1.00, a minimum interest coverage ratio of 3.00 to 1.00, and an asset coverage ratio of not less than 1.00 to 1.00. For purposes of compliance with the funded debt ratio, $200 million in domestic cash is permitted to be netted from our obligations. Additionally, $50.0 million in expenses related to the COVID-19 pandemic are permitted to be added back to net income for purposes of calculating EBITDA for covenant calculations. Our obligations under the Restated Credit Agreement are secured by all assets of Columbia Sportswear Company and Columbia Brands USA LLC, except for intellectual property, real property, equity interests in foreign subsidiaries and various other exclusions. We believe we are currently in compliance with all financial covenants necessary as a condition for borrowing under the Restated Credit Agreement, but we cannot assure that we will be able to comply with all of these financial covenants in the future. On April 15, 2020, we borrowed $200.0 million under the Revolving B Loan, which supplemented $125.0 million that we had previously borrowed under the Prior Credit Agreement. Those amounts have been subsequently repaid and, at the time of this filing, there is no outstanding balance under the Restated Credit Agreement.
At March 31, 2020, internationally, our subsidiaries had approximately $106.0 million in uncommitted lines of credit and overdraft facilities in place, which could be terminated at any time by either the applicable subsidiary or the banks, some of which were guaranteed by Columbia Sportswear Company. At March 31, 2020, approximately $49.4 million was outstanding under these lines of credit and overdraft facilities. Except for our Japanese subsidiary's overdraft facility with a maximum borrowing of ¥300.0 million (approximately US$2.8 million), amounts outstanding under our international subsidiaries' lines of credit and overdraft facilities as of March 31, 2020 have been subsequently been repaid.
Refer to Note 4 and Note 15 in Item 1 to the condensed consolidated financial statements for additional information.
Cash Flow Activities
Net cash provided by operating activities was $12.8 million for the three months ended March 31, 2020, compared to $58.6 million for the same period in 2019. The decrease in net cash provided by operating activities was primarily driven by a $44.2 million decrease in operating cash flow provided by net income and non-cash adjustments and a $1.7 million increase in cash used by changes in assets and liabilities. The most significant comparative changes included Accounts receivable, Accrued liabilities and Inventories. The increase in cash used by Accrued liabilities was primarily driven by decreases in accruals for retail refund liabilities and incentive compensation. The increase in cash provided by Inventories includes the effect of an increase in the provision for excess, close-out or slow moving inventory.
Net cash used in investing activities was $42.9 million for the three months ended March 31, 2020, compared to $33.5 million for the comparable period in 2019. For the 2020 period, net cash used in investing activities consisted primarily of $33.4 million of net purchases of short-term investments, partially offset by $9.5 million for capital expenditures. For the same period in 2019, net cash used in investing activities primarily consisted of $25.2 million for capital expenditures and $8.3 million of net purchases of short-term investments. The decrease in capital expenditures for the 2020 period compared to the same period in 2019 was due to lower planned 2020 capital expenditures as well as capital preservation measures taken in light of the ongoing COVID-19 pandemic.
Net cash provided by financing activities was $21.5 million for the three months ended March 31, 2020, compared to net cash used in financing activities of $46.1 million for the comparable period in 2019. For the 2020 period, net cash provided by financing activities primarily consisted of net proceeds from credit facilities of $174.7 million, partially offset by repurchases of common stock of $132.9 million and dividend payments to Company shareholders of $17.2 million. For the same period in 2019, net cash used in financing activities primarily consisted of repurchases of common stock of $18.8 million and dividend payments to Company shareholders of $16.4 million, and $14.0 million related to the purchase of the non-controlling interest in our China joint venture.
Contractual obligations
Our inventory purchase obligations increased to $505 million at March 31, 2020 compared to $337 million at December 31, 2019. There have been no other material changes to the estimated contractual commitments contained in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies and Estimates
Management's discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales, and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019 have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Some of these critical accounting policies affect working capital account balances, including the policy for revenue recognition, allowance for uncollectible accounts receivable, excess, close-out and slow moving inventory, product warranty, impairment of long-lived assets, intangible assets and goodwill, income taxes, and stock-based compensation.
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
Except as described below and disclosed in Note 1 in Item 1 of this quarterly report, pertaining to our adoption of new accounting pronouncements, there have been no significant changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
Impairment of Long-Lived Assets, Intangible Assets and Goodwill
Long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In the first quarter of 2020, we tested certain retail locations and their respective lease right-of-use assets for impairment. While no significant impairments were identified, further declines in projected future performance or significant declines in market rents for retail spaces may adversely affect the recovery of these retail locations assets.
Our 2019 impairment tests of goodwill and intangible assets with indefinite lives indicated that the fair value of all reporting units and intangible assets with indefinite lives exceeded their respective carry values by more than 20%, except for the prAna brand's trademark. In the prAna brand impairment analysis, the estimated fair value of its trademark exceeded its carrying value by approximately 20%. Additionally, the estimated fair value of the prAna reporting unit exceeded its carrying value by more than 30%. As a result of the COVID-19 pandemic and a significant decline in projected net sales, the prAna brand's trademark and goodwill were tested for impairment as of March 31, 2020. While no impairment was indicated during the first quarter 2020 tests, the degree by which the fair value of the prAna reporting unit and trademark exceeded their respective carrying values declined from our 2019 impairment test. If, due to the current level of uncertainty relating to the COVID-19 pandemic, the prAna brand's actual or projected future performance deteriorates from the projections considered in our first quarter 2020 tests, it is possible that an impairment charge would be required.
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
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements Not Yet Adopted" in Note 1 in Item 1 of this quarterly report.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been any material change in the market risk disclosure contained in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations, or cash flows may be materially adversely affected by these and other risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
We do not have long-term contracts with any of our wholesale customers. We do have contracts with our independent international distributors; although these contracts may have annual purchase minimums that must be met in order to retain distribution rights, the distributors are not otherwise obligated to purchase products from us. Sales to our wholesale customers (other than our international distributors) are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling prior to shipment of orders. We consider the timing of delivery dates in our wholesale customer orders when we forecast our sales and earnings for future periods. If any of our major wholesale customers experience a significant downturn in business or fail to remain committed to our products or brands, or if we are unable to deliver products to our wholesale customer in the agreed upon manner, these customers could postpone, reduce, cancel, or discontinue purchases from us, including after we have begun production on any order.
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
Our failure to accurately forecast consumer and/or customer demand could result in inventory levels in excess of demand, which may cause inventory write-downs and/or the sale of excess inventory at discounted prices through our owned outlet stores or third-party liquidation channels and could have a material adverse effect on our brand image and gross margin. In addition, we may experience additional costs relating to the storage of excess inventory.
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
Our products are manufactured by contract manufacturers worldwide, primarily in the Asia Pacific region. Although we enter into purchase order commitments with these contract manufacturers each season, we generally do not maintain long-term manufacturing commitments with them, and various factors could interfere with our ability to source our products. Without long-term commitments, there is no assurance that we will be able to secure adequate or timely production capacity or favorable pricing if growth or product demand differs from our forecasts. Contract manufacturers may fail to perform as expected, or our competitors may obtain production capacities that effectively limit or eliminate the availability of these resources to us. If a contract manufacturer fails to ship orders in a timely manner or to meet our standards or if we are unable to obtain necessary capacities, due to any number of reasons, including government issued orders that may have the effect of restricting or limiting production, we could experience supply disruptions that would hinder our ability to satisfy demand through our wholesale and DTC businesses, and we may miss delivery deadlines or incur additional costs, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price.
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
Our Success Depends on Our and Third-Party Distribution Facilities, and Other Third-Party Logistics Providers.
Our ability to meet consumer and customer expectations, manage inventory, complete sales, and achieve our objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, as well as the facilities of third-party logistics companies, the development or expansion of additional distribution capabilities and services, and the timely performance of services by third-parties, including those involved in shipping products to and from our distribution facilities and facilities operated by third-parties. The majority of our products are manufactured outside of our principal sales markets, which requires these products to be consolidated and transported by third-parties, sometimes over large geographical distances. One third-party logistics provider currently consolidates almost all of our products and another third-party logistics provider is the sole source for deconsolidation and transloading certain of our products. While we believe that such a consolidation in these providers is in our best interest overall, any disruption in the operations of these providers or changes to the costs they charge, due to capacity or volatile fuel prices could materially impact our sales and profitability. A prolonged disruption in the operations of these providers could also require us to seek alternative distribution arrangements, which may not be on attractive terms and could lead to delays in distribution of products, either of which could have a significant and material adverse effect on our business, results of operations and financial condition. In addition, the inability of our third-party logistics providers to move products over large geographical distances in a timely manner due to disruptions or limitations at ports or borders or at third-party providers on which they rely (including air-cargo, ocean-cargo and trucking companies) could hinder our ability to satisfy demand through our wholesale and DTC businesses, and we may miss delivery deadlines or incur additional costs, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price.
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
We May Not Realize Returns on Our Fixed Cost Investments in Our DTC Business Operations.
One of our strategic priorities is to expand and improve our global DTC business operations. Accordingly, we continue to make significant investments in our e-commerce platforms and brick and mortar retail locations, including the investment in our global retail platform, information technology system upgrades (See “Initiatives to Upgrade Our Business Processes and Information Technology Systems to Support Our Strategic Priorities Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions, Higher Costs and Lost Profits”), and investing in inventory and personnel. Since many of the costs of our DTC operations are fixed, we may be unable to reduce expenses in order to avoid losses or negative cash flows if we have insufficient sales, including as a result of restrictions on operations. In addition, obtaining real estate and effectively renewing real estate leases for our DTC brick and mortar operations is subject to the real estate market and we may not be able to secure adequate new locations or successfully renew leases for existing locations, or effectively manage the profitability of our existing brick and mortar stores.
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
Our reputation and ability to attract, retain and serve consumers and customers is dependent upon the reliable performance of our underlying technical infrastructure and external service providers, including third-party cloud-based solutions. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. We rely on cloud-based solutions furnished by third-parties primarily to allocate resources, pay vendors, collect from customers, process transactions, develop demand and supply plans, manage product design, production, transportation, and distribution, forecast and report operating results, meet regulatory requirements and administer employee payroll and benefits, among other functions. In addition, our DTC operations, both in-store and online, rely on cloud-based solutions to process transactions. We have also designed a significant portion of our software and computer systems to utilize data processing and storage capabilities from third-party cloud solution providers. Both our on-premises and cloud-based infrastructure may be susceptible to outages due to any number of reasons, including, human error, fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of security measures that we believe to be reasonable, both our on-premises and our cloud-based infrastructure may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third-parties or employees, which may result in outages. We do not have redundancy for all of our systems and our disaster recovery planning may not account for all eventualities. If we or our existing third-party cloud-based solution providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business would be seriously harmed and, in some instances, our consumers and customers may not be able to purchase our products, which could significantly and negatively affect our sales. Additionally, our existing cloud-based solution providers have broad discretion to change and interpret their terms of service and other policies with respect to us, and they may take actions beyond our control that could harm our business. We also may not be able to control the quality of the systems and services we receive from our third-party cloud-based solution providers. Any transition of the cloud-based solutions currently provided to different cloud providers would be difficult to implement and will cause us to incur significant time and expense.
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

We May Have Additional Tax Liabilities or Experience Increased Volatility in Our Effective Tax Rate.
As a global company, we determine our income tax liability in various tax jurisdictions and our effective tax rate based on an analysis and interpretation of local tax laws and regulations and our financial projections. This analysis requires a significant amount of judgment and estimation and is often based on various assumptions about the future, which, in times of economic disruptions, are highly uncertain. These determinations are the subject of periodic domestic and foreign tax audits. Although we accrue for uncertain tax positions, our accruals may be insufficient to satisfy unfavorable findings. Unfavorable audit findings and tax rulings may result in payment of taxes, fines and penalties for prior periods and higher tax rates in future periods.
On December 22, 2017, the United States government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA made broad and complex changes to the United States tax code. In addition, on March 27, 2020, the United States government enacted the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). A change in interpretation of the applicable revisions to the United States tax code and related tax accounting guidance, changes in assumptions made in developing these estimates, and regulatory guidance that may be issued with respect to the applicable revisions to the United States tax code, and state tax implications as a result of the TCJA and the CARES Act may cause actual amounts to differ from our provisional estimates.
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
Our exposure is increased with respect to our wholesale customers (including international distributors), where, in order to facilitate solicitation of advance orders for the spring and fall seasons, we establish local-currency-denominated wholesale and retail price lists in each of our foreign entities approximately six to nine months prior to United States dollar-denominated seasonal inventory purchases. As a result, our consolidated results are directly exposed to transactional foreign currency exchange risk to the extent that the United States dollar strengthens during the six to nine months between when we establish seasonal local-currency prices and when we purchase inventory. In addition to the direct currency exchange rate exposures described above, our wholesale business is indirectly exposed to currency exchange rate risks. Weakening of a wholesale customer’s functional currency relative to the United States dollar makes it more expensive for it to purchase finished goods inventory from us, which may cause a wholesale customer to cancel orders or increase prices for our products, which may make our products less price-competitive in those markets. In addition, in order to make purchases and pay us on a timely basis, our international distributors must exchange sufficient quantities of their functional currency for United States dollars through the financial markets and may be limited in the amount of United States dollars they are able to obtain.
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
Labor Matters, Changes in Labor Laws and Other Labor Issues May Reduce Our Revenues and Earnings.
Our business depends on our ability to source and distribute products in a timely manner. While a majority of our own operations are not subject to organized labor agreements, our relationship with our Cambrai distribution center employees is governed by French law, which includes a formal representation of employees by a Works Council and the application of a collective bargaining agreement. Labor matters (including government orders) at contract manufacturers where our goods are produced, shipping ports, transportation carriers, retail stores, or distribution centers create risks for our business, particularly if these matters result in work shut-downs (with little to no notice), slowdowns, lockouts, strikes, limitations on the number of individuals able to work (e.g. social distancing) or other disruptions. Labor matters may have a material adverse effect on our business, potentially resulting in canceled orders by customers, inability to fulfill potential e-commerce demand, unanticipated inventory accumulation and reduced net sales and net income.
In addition, our ability to meet our labor needs at our distribution centers, retail stores, corporate headquarters, and regional subsidiaries, including our ability to find qualified employees while controlling wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified people in the work force of the markets in which our operations are located, unemployment levels within those markets, prevailing and minimum wage rates, changing demographics, health and other insurance costs, and adoption of new or revised employment and labor laws and regulations. If we are unable to locate, attract or retain qualified employees, our ability to source, distribute and sell products in a timely and cost-effective manner may be negatively affected. Our ability to comply with labor laws, including our ability to adapt to rapidly changing labor laws, may increase our risk of litigation and cause us to incur additional costs.
We May Incur Additional Expenses, Be Unable to Obtain Financing or Be Unable to Meet Financial Covenants in Current Financing Arrangements as a Result of Downturns in the Global Markets.
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

Historically, we have limited our reliance on debt to finance our working capital, capital expenditures and investing activity requirements. We expect to fund our future capital expenditures with existing cash, expected operating cash flows and credit facilities, but, if the need arises to finance additional expenditures, we may need to seek additional funding. Our ability to obtain additional financing will depend on many factors, including prevailing market conditions, our financial condition and our ability to negotiate favorable terms and conditions. Financing may not be available on terms that are acceptable or favorable to us, if at all. In addition, macroeconomic conditions, such as increased volatility or disruption in the credit markets, could adversely affect our ability to refinance existing debt.
Our current restated credit agreement has various financial and other covenants, including those that require us to maintain a funded debt ratio, interest coverage ratio and asset coverage ratio at certain prescribed levels. A significant reduction in demand may cause our earnings to be reduced enough to result in a breach of the funded debt ratio, which is based on our earnings before interest, taxes, depreciation, and amortization, or EBITDA. If we anticipate a potential breach, we expect to seek an amendment or waiver from our lenders or seek alternative financing. There is no assurance that our efforts to obtain such an amendment, waiver or alternative financing would be successful. If an event of default were to occur, the lenders could, among other things, declare outstanding amounts due and payable and repossess collateral. In addition, if the financial markets return to recessionary conditions, the ability of one or more of the banks participating in our credit agreement to honor their commitments thereunder could be impaired.
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
An Outbreak of Disease or Similar Public Health Threat, or Fear of Such an Event, Such as the COVID-19 Pandemic, Could Have, and in the Case of the COVID-19 Pandemic is Expected to Continue to Have, a Material Adverse Impact on Our Business, Operating Results and Financial Condition.
An outbreak of disease or similar public health threat, such as the COVID-19 pandemic, or fear of such an event, could have, and in the case of the COVID-19 pandemic is expected to continue to have, a material adverse impact on our business, financial condition and operating results, including in the form of lower global net sales, the delay of inventory production and fulfillment, and incremental costs, such as, exceptional provisions for bad debt, severance and restructuring charges, and other related expenses (see Part I, Item 2 of this quarterly report for further discussion). Fear of contracting COVID-19, individuals contracting COVID-19 and the actions taken, and that may be taken, by governmental authorities, landlords, our competitors or by us to contain that pandemic or to treat its impact, may (and in many cases, have):
•Restrict the operation of our retail store operations and our ability to meet consumer demand at our stores, including as a result of social distancing and other related COVID-19 containment measures (see "We May Not Realize Returns on Our Fixed Cost Investments in Our DTC Business Operations.");
•Lead to a decline in discretionary spending by consumers (see "We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Wholesale Customer Demand for Our Products and Lead to a Decline in Sales and/or Earnings");
•Increase reliance by the consumers on e-commerce platforms (see "We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Wholesale Customer Demand for Our Products and Lead to a Decline in Sales and/or Earnings" and "We Rely on Information Technology Systems, including Third-Party Cloud-based Solutions, and Any Failure of These Systems May

Result in Disruptions or Outages in Our E-Commerce and In-Store Retail Platforms, Loss of Processing Capabilities, and/or Loss of Data, Any of Which May Have a Material Adverse Effect on Our Financial Condition, Results of Operations or Cash Flow");
•Result in canceled orders, non-payment for orders received and/or delayed payment for orders received (see "Our Orders from Wholesale Customers are Subject to Cancellation, Which Could Lead to a Decline in Sales or Gross Profit, Write-downs of Excess Inventory, Increased Discounts or Extended Credit Terms to Our Wholesale Customers");
•Impair the financial health of certain of our wholesale customers (see "We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Wholesale Customer Demand for Our Products and Lead to a Decline in Sales and/or Earnings");
•Result in a misalignment between demand and supply (see "Our Inability to Accurately Predict Consumer and/or Customer Demand for Our Products Could Lead to a Build-up of Inventory or a Lack of Inventory and Affect Our Gross Margin");
•Impact global economic conditions and cause an economic slowdown, possibly resulting in a global recession (see "We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Wholesale Customer Demand for Our Products and Lead to a Decline in Sales and/or Earnings" and "We May Incur Additional Expenses, Be Unable to Obtain Financing or Be Unable to Meet Financial Covenants in Current Financing Arrangements as a Result of Downturns in the Global Markets");
•Cause disruptions in the supply chain, including the timeliness of product deliveries and the ability to deliver product (see “Our Reliance on Contract Manufacturers, Including Our Ability to Enter Into Purchase Order Commitments with Them and Maintain Quality Standards of Our Products and Standards of Manufacturing Processes at Contract Manufacturers, May Result in Lost Sales and Impact Our Gross Margin and Results of Operations”, “For Certain Materials We Depend on a Limited Number of Suppliers, Which May Cause Increased Costs or Production Delays” and “Our Success Depends on Our and Third-Party Distribution Facilities, and Other Third-Party Logistics Providers”)
•Impact previous business assumptions (see "Acquisitions Are Subject to Many Risks", "We May Have Additional Tax Liabilities or Experience Increased Volatility in Our Effective Tax Rate" and "Our Inability to Accurately Predict Consumer and/or Customer Demand for Our Products Could Lead to a Build-up of Inventory or a Lack of Inventory and Affect Our Gross Margin");
•Cause the implementation of cost containment measures and reductions in capital expenditures, including those relating to strategic priorities (see “We May Be Unable to Execute Our Strategic Priorities, Which Could Limit our Ability to Invest in and Grow Our Business.”);
•Increase the reliance of our employees on digital solutions (see “We Rely on Information Technology Systems, including Third-Party Cloud-based Solutions, and Any Failure of These Systems May Result in Disruptions or Outages in our E-Commerce and In-Store Retail Platforms, Loss of Processing Capabilities, and/or Loss of Data, Any of Which May Have a Material Adverse Effect on Our Financial Condition, Results of Operations or Cash Flow” and “A Security Breach of Our or Our Third-Parties' Systems, Exposure of Personal or Confidential Information or Increased Government Regulation Relating to Handling of Personal Data, Could, Among Other Things, Disrupt Our Operations or Cause Us to Incur Substantial Costs or Negatively Affect Our Reputation”);
•Restrict global business and travel (see “Global Regulation and Economic and Political Conditions, as well as Potential Changes in Regulations, Legislation and Government Policy, May Negatively Affect Our Business”);
•Cause currency rate fluctuations (see “Fluctuations in Inflation and Currency Exchange Rates Could Result in Lower Revenues, Higher Costs and/or Decreased Margins and Earnings”);
•Limit workforces or result in the shut-downs of facilities (see “Labor Matters, Changes in Labor Laws and Other Labor Issues May Reduce Our Revenues and Earnings”);
•Cause rapid changes to employment and tax law (see “Labor Matters, Changes in Labor Laws and Other Labor Issues May Reduce Our Revenues and Earnings”, and "We May Have Additional Tax Liabilities or Experience Increased Volatility in Our Effective Tax Rate");
•Result in supply chain finance issues (see “We May Incur Additional Expenses, Be Unable to Obtain Financing or Be Unable to Meet Financial Covenants in Current Financing Arrangements as a Result of Downturns in the Global Markets”);
•Restrict our ability to obtain financing (see “We May Incur Additional Expenses, Be Unable to Obtain Financing or Be Unable to Meet Financial Covenants in Current Financing Arrangements as a Result of Downturns in the Global Markets”);
•Impair our key personnel (see “We Depend on Key Personnel”); and/or
•Cause any number of other disruptions to our business, the risks of which may be otherwise identified herein.
The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the duration of the pandemic, the return of consumer confidence and actions that may be taken by governmental authorities, landlords, our competitors or by us to contain the pandemic or to treat its impact, makes it difficult to forecast the degree to, or the time period over, which our sales and operations will be affected. Even in those regions where we are beginning to experience business recovery, such as China, should those regions fail to fully contain the COVID-19 outbreak or suffer a COVID-19 outbreak relapse, those markets may not recover as quickly or at all, which could have a material adverse effect on our business and results of operations.

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
Insiders Control a Majority of Our Common Stock.
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
The Sale or Proposed Sale of a Substantial Number of Shares of Our Common Stock Could Cause the Market Price of Our Common Stock to Decline.
Shares held by The Gertrude Boyle Trust, Sarah A. Bany, Timothy P. Boyle, Joseph P. Boyle, and Molly A. Boyle, are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933 and the Securities Exchange Act of 1934. The sale or the prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.
We also may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and cause the market price of our common stock to decline.
Because We Do Not Intend to Pay Cash Dividends in the Near Term, Shareholders May Not Receive Any Return On Investment Unless They Are Able to Sell Their Common Stock for a Price Greater than Their Purchase Price.
Our Board of Directors has suspended dividend payments. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including those under our Restated Credit Agreement, any potential future indebtedness we may incur, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Accordingly, if shareholders purchase shares of our common stock, realization of a gain on investment will depend on the appreciation of the price of our common stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2020 through January 31, 2020	61,600	$97.22	61,600	$209.1
February 1, 2020 through February 29, 2020	966,405	87.76	966,405	$124.3
March 1, 2020 through March 31, 2020	529,179	79.54	529,179	$82.2
Total	1,557,184	$85.34	1,557,184	$82.2
Since the inception of the Company's stock repurchase plan, our Board of Directors has authorized the repurchase of $1.10 billion of our common stock. As of March 31, 2020, we had repurchased 26.8 million shares under this program at an aggregate purchase price of $1,017.8 million, pursuant to a pre-established written plan. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. In mid-March 2020, the Company suspended share repurchases due to the COVID-19 pandemic impacts.

Item 6. EXHIBITS
(a)Exhibits

3.1	Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000) (File No. 000-23939).
3.1(a)
Amendment to Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002) (File No. 000-23939).

3.1(b)
Second Amendment to Third Restated Articles of Incorporation (incorporated by reference to exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018) (File No. 000-23939).

3.2	2000 Restated Bylaws of Columbia Sportswear Company, as amended (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on March 26, 2019) (File No. 000-23939).
10.1
First Amendment to Amended and Restated Credit Agreement dated March 26, 2020, among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on April 1, 2020) (File No. 000-23939).

10.2
Second Amended and Restated Credit Agreement dated April 15, 2020, among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on April 16, 2020) (File No. 000-23939).

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

COLUMBIA SPORTSWEAR COMPANY
May 7, 2020	/s/ JIM A. SWANSON
Jim A. Swanson
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)