Form 10-Q
period 2020-06-30
COLUMBIA SPORTSWEAR CO
filed 2020-08-06
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on July 24, 2020 was 66,148,596.

COLUMBIA SPORTSWEAR COMPANY
JUNE 30, 2020

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$474,793	$686,009	$386,150
Short-term investments	975	1,668	138,198
Accounts receivable, net of allowance of $28,783, $8,925, and $8,072, respectively	217,536	488,233	280,641
Inventories	806,887	605,968	756,378
Prepaid expenses and other current assets	102,574	93,868	100,800
Total current assets	1,602,765	1,875,746	1,662,167
Property, plant and equipment, at cost, net of accumulated depreciation of $546,397, $523,092, and $510,267, respectively	328,904	346,651	312,948
Operating lease right-of-use assets	365,521	394,501	368,856
Intangible assets, net	122,105	123,595	125,085
Goodwill	68,594	68,594	68,594
Deferred income taxes	73,395	78,849	82,418
Other non-current assets	61,113	43,655	42,379
Total assets	$2,622,397	$2,931,591	$2,662,447
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$2,789	$—	$—
Accounts payable	255,702	255,372	309,945
Accrued liabilities	203,827	295,723	200,816
Operating lease liabilities	70,916	64,019	60,804
Income taxes payable	2,594	15,801	6,416
Total current liabilities	535,828	630,915	577,981
Non-current operating lease liabilities	347,967	371,507	345,063
Income taxes payable	48,863	48,427	53,216
Deferred income taxes	7,942	6,361	8,518
Other long-term liabilities	28,968	24,934	22,475
Total liabilities	969,568	1,082,144	1,007,253
Commitments and contingencies (Note 7)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 66,148, 67,561, and 67,586, issued and outstanding, respectively	5,396	4,937	100
Retained earnings	1,653,293	1,848,935	1,656,392
Accumulated other comprehensive loss	(5,860)	(4,425)	(1,298)
Total shareholders' equity	1,652,829	1,849,447	1,655,194
Total liabilities and shareholders' equity	$2,622,397	$2,931,591	$2,662,447
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net sales	$316,611	$526,210	$884,839	$1,180,818
Cost of sales	170,381	272,619	466,895	590,498
Gross profit	146,230	253,591	417,944	590,320
Selling, general and administrative expenses	217,652	240,763	494,472	492,518
Net licensing income	1,122	3,537	4,241	6,521
Income (loss) from operations	(70,300)	16,365	(72,287)	104,323
Interest income (expense), net	(805)	2,571	1,008	5,971
Other non-operating income, net	935	1,032	2,673	1,478
Income (loss) before income tax	(70,170)	19,968	(68,606)	111,772
Income tax benefit (expense)	19,463	3,061	18,112	(14,566)
Net income (loss)	$(50,707)	$23,029	$(50,494)	$97,206

Earnings (loss) per share:
Basic	$(0.77)	$0.34	$(0.76)	$1.43
Diluted	$(0.77)	$0.34	$(0.76)	$1.41
Weighted average shares outstanding:
Basic	66,135	67,930	66,553	68,109
Diluted	66,135	68,560	66,553	68,825
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$(50,707)	$23,029	$(50,494)	$97,206
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	56
Unrealized gains (losses) on derivative transactions (net of tax effects of $1,521, $827, $(2,624) and $432, respectively)	(4,862)	(1,881)	6,663	(548)
Foreign currency translation adjustments (net of tax effects of $(460), $224, $37 and $887 respectively)	6,976	3,901	(8,098)	3,356
Other comprehensive income (loss)	2,114	2,020	(1,435)	2,864
Comprehensive income (loss)	$(48,593)	$25,049	$(51,929)	$100,070
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income (loss)	$(50,494)	$97,206
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization, and non-cash lease expense	65,924	57,487
Provision for uncollectible accounts receivable	22,815	(2,146)
Loss on disposal or impairment of property, plant and equipment, and right-of-use assets	8,800	1,599
Deferred income taxes	4,362	(4,338)
Stock-based compensation	7,712	8,781
Changes in operating assets and liabilities:
Accounts receivable	244,112	171,777
Inventories	(202,646)	(232,117)
Prepaid expenses and other current assets	(3,199)	(21,815)
Other assets	(14,596)	(4,830)
Accounts payable	3,397	41,469
Accrued liabilities	(89,323)	(75,360)
Income taxes payable	(12,633)	(13,967)
Operating lease assets and liabilities	(26,264)	(27,068)
Other liabilities	4,757	5,919
Net cash provided by (used in) operating activities	(37,276)	2,597
Cash flows from investing activities:
Purchases of short-term investments	(35,045)	(181,257)
Sales and maturities of short-term investments	36,631	308,501
Capital expenditures	(20,959)	(50,800)
Net cash provided by (used in) investing activities	(19,373)	76,444
Cash flows from financing activities:
Proceeds from credit facilities	375,759	23,208
Repayments on credit facilities	(373,390)	(23,208)
Payment of line of credit issuance fees	(1,674)	—
Proceeds from issuance of common stock related to stock-based compensation	1,987	11,286
Tax payments related to stock-based compensation	(4,304)	(5,589)
Repurchase of common stock	(132,889)	(100,293)
Purchase of non-controlling interest	—	(17,880)
Cash dividends paid	(17,195)	(32,686)
Net cash used in financing activities	(151,706)	(145,162)
Net effect of exchange rate changes on cash	(2,861)	476
Net decrease in cash and cash equivalents	(211,216)	(65,645)
Cash and cash equivalents, beginning of period	686,009	451,795
Cash and cash equivalents, end of period	$474,793	$386,150
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$13,294	$66,604
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$2,414	$9,524
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended June 30, 2020
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
BALANCE, MARCH 31, 2020	66,116	$565	$1,704,000	$(7,974)	$1,696,591
Net loss	—	—	(50,707)	—	(50,707)
Other comprehensive income (loss):
Unrealized holding losses on derivative transactions, net	—	—	—	(4,862)	(4,862)
Foreign currency translation adjustment, net	—	—	—	6,976	6,976
Issuance of common stock related to stock-based compensation, net	32	794	—	—	794
Stock-based compensation expense	—	4,037	—	—	4,037
BALANCE, JUNE 30, 2020	66,148	$5,396	$1,653,293	$(5,860)	$1,652,829

	Three Months Ended June 30, 2019
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
BALANCE, MARCH 31, 2019	68,346	$94	$1,723,873	$(3,318)	$1,720,649
Net income	—	—	23,029	—	23,029
Other comprehensive income (loss):
Unrealized holding losses on derivative transactions, net	—	—	—	(1,881)	(1,881)
Foreign currency translation adjustment, net	—	—	—	3,901	3,901
Cash dividends ($0.24 per share)	—	—	(16,268)	—	(16,268)
Issuance of common stock related to stock-based compensation, net	76	2,550	—	—	2,550
Stock-based compensation expense	—	4,566	—	—	4,566
Repurchase of common stock	(836)	(7,110)	(74,242)	—	(81,352)
BALANCE, JUNE 30, 2019	67,586	$100	$1,656,392	$(1,298)	$1,655,194
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Six months ended June 30, 2020
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2019	67,561	$4,937	$1,848,935	$(4,425)	$1,849,447
Net loss	—	—	(50,494)	—	(50,494)
Other comprehensive income (loss):
Unrealized holding gains on derivative transactions, net	—	—	—	6,663	6,663
Foreign currency translation adjustment, net	—	—	—	(8,098)	(8,098)
Cash dividends ($0.26 per share)	—	—	(17,195)	—	(17,195)
Issuance of common stock related to stock-based compensation, net	144	(2,317)	—	—	(2,317)
Stock-based compensation expense	—	7,712	—	—	7,712
Repurchase of common stock	(1,557)	(4,936)	(127,953)	—	(132,889)
BALANCE, JUNE 30, 2020	66,148	$5,396	$1,653,293	$(5,860)	$1,652,829

	Six Months Ended June 30, 2019
	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2018	68,246	$—	$1,677,920	$(4,063)	$16,456	$1,690,313
Net income	—	—	97,206	—	—	97,206
Purchase of non-controlling interest	—	—	—	(99)	(16,456)	(16,555)
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	56	—	56
Unrealized holding losses on derivative transactions, net	—	—	—	(548)	—	(548)
Foreign currency translation adjustment, net	—	—	—	3,356	—	3,356
Cash dividends ($0.48 per share)	—	—	(32,686)	—	—	(32,686)
Issuance of common stock related to stock-based compensation, net	372	5,697	—	—	—	5,697
Stock-based compensation expense	—	8,781	—	—	—	8,781
Repurchase of common stock	(1,032)	(14,378)	(86,048)	—	—	(100,426)
BALANCE, JUNE 30, 2019	67,586	$100	$1,656,392	$(1,298)	$—	$1,655,194
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of June 30, 2020, December 31, 2019 and June 30, 2019, and the results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The December 31, 2019 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
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
COVID-19
A novel strain of coronavirus ("COVID-19") was first identified in China in December 2019 and a global pandemic of respiratory disease caused by COVID-19 was declared by the World Health Organization in March 2020.
The current environment of uncertainty significantly affected the June 30, 2020 estimates for allowance for uncollectible accounts receivable and excess, close-out and slow-moving inventory. These estimates involve assumptions about future events. The allowance for uncollectible accounts receivable includes assumptions about the future financial condition of the Company's customers and their ability to make required payments. The provision for excess, close-out and slow moving inventory includes assumptions about future demand for the Company’s products and the Company's ability to sell them at a profit.
As a result of lower consumer demand related to the COVID-19 pandemic, the Company tested certain retail locations and their respective lease right-of-use assets for impairment. In the second quarter of 2020, impairment charges of $6.6 million for certain underperforming retail stores were recognized in Selling, general and administrative expenses ("SG&A expense"). Additionally, as a result of the COVID-19 pandemic and a significant decline in projected net sales, the prAna brand's trademark and goodwill were tested for impairment as of March 31, 2020. While no impairment was indicated during the first quarter 2020 tests, the degree by which the fair value of the prAna reporting unit and trademark exceeded their respective carrying values declined from the Company's 2019 impairment test. After performing both qualitative and quantitative analysis, including review of future long-term revenue and cash flow assumptions, the Company concluded a triggering event requiring measurement of the prAna brand's trademark and goodwill for impairment as of June 30, 2020 did not occur. If, due to the current level of uncertainty relating to the COVID-19 pandemic, the prAna brand's actual or projected future performance deteriorates from the projections considered in the Company's first quarter 2020 impairment tests, it is possible that an impairment charge would be required.
As of June 30, 2020, the Company had received or negotiated lease concessions related to the effects of COVID-19 on a portion of its stores. The Company expects continued lease concession negotiations to be finalized during the second half of 2020. In April 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Q&A, Topic 842 and 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. The FASB staff indicated that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. The Company elected to account for lease concessions related to the

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
effects of the COVID-19 pandemic in accordance with the Staff Q&A. For concessions that provide a deferral of payments with no substantive changes to the consideration in the original contract, the Company continues to recognize expense during the deferral period. For concessions in the form of lease abatements, the reduced lease payments are accounted for as reductions to variable lease expense. In the periods presented, lease concessions reducing variable lease expense were not material.
In response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the United States on March 27, 2020. The CARES Act provides payroll tax credits for employee retention, deferral of payroll tax payments and several income tax provision modifications. Additionally, there are other subsidies and incentives provided by foreign governments in the countries where the Company conducts business. In the second quarter of 2020, $4.3 million of government subsidies and incentives reduced SG&A expense.
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
Summary of Significant Accounting Policies
Except as disclosed below, there have been no significant changes to the Company's significant accounting policies as described in Note 2 in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
The following significant accounting policies have been updated since the Company’s 2019 Annual Report on Form 10-K as a result of the adoption of ASU No.2016-13 and ASU No. 2018-15, respectively:
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
Cloud Computing Arrangements
The Company’s CCAs primarily relate to various enterprise resource planning systems, as well as other supporting systems. These assets are generally included in Other non-current assets in the Condensed Consolidated Balance Sheets and amortize on a straight-line basis over their assessed useful lives or the term of the underlying cloud computing hosting contract, whichever is shorter. As of June 30, 2020, one asset was placed in-service with a useful life of two years. As of June 30, 2020, the Company had a balance of capitalized implementation

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
costs of $19.2 million and associated accumulated amortization of $0.1 million. Changes in these assets are recorded in Other Assets within operating activities in the Condensed Consolidated Statements of Cash Flows.
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
The following tables disaggregate the Company's operating segment Net sales by product category and sales channel, which the Company believes provide a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended June 30, 2020
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$151,456	$47,876	$39,010	$5,575	$243,917
Footwear	31,789	19,434	19,281	2,190	72,694
Total	$183,245	$67,310	$58,291	$7,765	$316,611
Sales channel net sales
Wholesale	$73,334	$31,219	$53,086	$2,264	$159,903
Direct-to-consumer	109,911	36,091	5,205	5,501	156,708
Total	$183,245	$67,310	$58,291	$7,765	$316,611

	Three Months Ended June 30, 2019
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$277,604	$74,096	$66,409	$14,153	$432,262
Footwear	37,923	27,518	25,118	3,389	93,948
Total	$315,527	$101,614	$91,527	$17,542	$526,210
Sales channel net sales
Wholesale	$151,714	$51,171	$83,521	$9,884	$296,290
Direct-to-consumer	163,813	50,443	8,006	7,658	229,920
Total	$315,527	$101,614	$91,527	$17,542	$526,210

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Six months ended June 30, 2020
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$461,133	$123,789	$78,940	$32,224	$696,086
Footwear	97,980	46,172	35,199	9,402	188,753
Total	$559,113	$169,961	$114,139	$41,626	$884,839
Sales channel net sales
Wholesale	$276,202	$88,593	$95,342	$25,726	$485,863
Direct-to-consumer	282,911	81,368	18,797	15,900	398,976
Total	$559,113	$169,961	$114,139	$41,626	$884,839

	Six Months Ended June 30, 2019
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$622,309	$174,433	$117,110	$44,377	$958,229
Footwear	105,442	60,040	45,765	11,342	222,589
Total	$727,751	$234,473	$162,875	$55,719	$1,180,818
Sales channel net sales
Wholesale	$360,283	$122,149	$139,890	$37,126	$659,448
Direct-to-consumer	367,468	112,324	22,985	18,593	521,370
Total	$727,751	$234,473	$162,875	$55,719	$1,180,818
Performance Obligations
For the three and six months ended June 30, 2020 and 2019, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.
Contract Balances
As of June 30, 2020, December 31, 2019 and June 30, 2019, contract liabilities included in Accrued liabilities on the Condensed Consolidated Balance Sheets, which consisted of obligations associated with the Company's gift card and customer loyalty programs, were not material.
NOTE 3—INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following:

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(13,976)	(13,311)	(12,646)
Customer relationships	(16,538)	(15,713)	(14,888)
Total accumulated amortization	(30,514)	(29,024)	(27,534)
Net carrying amount	6,684	8,174	9,664
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$122,105	$123,595	$125,085

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
Amortization expense for intangible assets subject to amortization was $0.7 million for both the three months ended June 30, 2020 and 2019, and was $1.5 million for both the six months ended June 30, 2020 and 2019.
Annual amortization expense is estimated to be as follows for the years 2020 through 2024:

(in thousands)
2020	$2,537
2021	1,650
2022	1,650
2023	1,650
2024	688

NOTE 4—SHORT-TERM BORROWINGS AND CREDIT LINES
At the beginning of the 2020, the Company had an unsecured, committed revolving line of credit agreement, maturing on August 1, 2023 with monthly variable commitments available for funding that averaged $50.0 million over the course of a calendar year. In March 2020, the Company entered into a first amendment to its unsecured, committed revolving line of credit agreement to remove the seasonality within the commitment levels and provide $125.0 million in committed borrowing availability through December 31, 2020. Effective April 15, 2020, the Company entered into a second amended and restated credit agreement (the “restated credit agreement”) which amended and restated the committed revolving line of credit agreement. The restated credit agreement provides for (i) a secured, committed revolving line of credit, maturing on August 1, 2023 with a commitment available for funding of $125.0 million (the "Revolving A Loan"), (ii) a secured, committed revolving line of credit, maturing April 13, 2021, with a commitment available for funding of $400.0 million (the "Revolving B Loan", together with the Revolving A Loan, the "Revolving Loans"), and (iii) an uncommitted $100.0 million incremental facility, which may be added to the Revolving B Loan if it is executed on, upon request by the Company to the administrative agent. Advances under the Revolving Loans can be either LIBOR loans or base rate loans. LIBOR loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to LIBOR (subject to a LIBOR floor) plus a margin ranging from 2.00% to 2.75% (the "LIBOR Margin"). Base rate loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the LIBOR Margin plus the greater of (i) daily reset one month LIBOR or (ii) in the case of Revolving A Loans, the LIBOR floor; provided that if the lenders are unable to price loans based on LIBOR, base rate loans will bear interest at an interest rate per annum equal to a margin ranging from 1% to 1.75% plus the higher of (A) the rate of interest most recently announced by the administrative agent as its prime rate or (B) the federal funds rate plus 1.50%. During the second quarter, the LIBOR floor in the restated agreement was 0.75% for advances under the Revolving A Loan and 1.00% for advances under the Revolving B Loan. The restated credit agreement requires the Company to comply with certain financial covenants, and provides for certain restrictions on dividend payments and stock repurchases. During the second quarter, the obligations of the Company under the restated credit agreement are secured by all assets of the Company and Columbia Brands USA, LLC, except for intellectual property, real property, equity interests in foreign subsidiaries and certain other exclusions. If the Company is in default, it is required to comply with certain restrictions on dividend payments and stock repurchases. At June 30, 2020, the Company was in compliance with all associated covenants, and there was no balance outstanding under these lines and facility. As disclosed in Note 15, in July 2020, the Company amended its restated credit agreement.
The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit, which is payable on demand, guaranteed by the Company, and provides for borrowings up to a maximum of CAD$30.0 million (approximately US$22.0 million) at June 30, 2020. The revolving line accrues interest at the Canadian Prime rate for CAD overdraft borrowings or Bankers' Acceptance rate plus 150 basis points for Bankers' Acceptance loans. As of June 30, 2020, there was no balance outstanding under this line of credit.
At the beginning of 2020, the Company's European subsidiary had two separate unsecured and uncommitted lines of credit, guaranteed by the Company, and provides for borrowings up to a maximum of €25.8 million and €5.0 million. In June 2020, the Company's European subsidiary entered into an agreement which replaced the €5.0 million line with a €4.4 million secured, committed line of credit, and a €0.6 million unsecured and uncommitted line of credit. The combined available borrowings of the three lines was approximately US$34.6 million at June 30, 2020. Borrowings under the €25.8 million line accrues interest at a base rate of 185 basis points plus 275 basis points. Borrowings under the €0.6 million and €4.4 million lines accrue interest at 75 basis points. As of June 30, 2020, there was no balance outstanding under these facilities.
The Company’s Japanese subsidiary has available two separate unsecured and uncommitted overdraft facilities guaranteed by the Company providing for borrowing up to a maximum of US$7.0 million and ¥300.0 million (combined approximately US$9.8 million) at June 30, 2020. Borrowings under these overdraft facilities accrue interest at 275.0 basis points and the Tokyo Interbank Offered Rate plus 0.50 basis points, respectively. As of June 30, 2020, the outstanding balance under the ¥300.0 million facility was ¥300.0 million (approximately US

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
$2.8 million), which was accruing interest at a rate of 0.54% per annum. As of June 30, 2020, there was no balance was outstanding under the US$7.0 million facility.
The Company’s Korea subsidiary has available an unsecured and uncommitted overdraft facility guaranteed by the Company providing for borrowing up to a maximum of US$20.0 million at June 30, 2020. Borrowings under the overdraft facility accrue interest at the Korea three month CD rate plus 275.0 basis points. As of June 30, 2020, there was no balance outstanding under this overdraft facility.
The Company’s Chinese subsidiary has available an unsecured and uncommitted overdraft and clean advance facility guaranteed by the Company providing for borrowings of advances or overdrafts up to a maximum of US$20.0 million at June 30, 2020. Borrowings under the facility accrue interest on advances of RMB based on the People’s Bank of China (“PBOC”) base rate plus 0.85%, advances of USD based on LIBOR plus 1.8% per annum or overdrafts of RMB based on 110% of the PBOC rate. As of June 30, 2020, there was no balance outstanding under this facility.
NOTE 5—INCOME TAXES
For the three months ended June 30, 2020 and 2019, the Company's effective income tax rates were 27.7% and negative 15.3%, respectively. For the six months ended June 30, 2020 and 2019, the effective income tax rates were 26.4% and 13.0%, respectively. The increases in the effective income tax rate for both the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 were driven primarily by the change in mix of book income or loss among jurisdictions, and the recognition in 2019 of a one-time tax benefit related to the passage of a Swiss tax reform package.
Income tax expense, deferred tax assets and related liabilities are based on estimates. In the three months ended March 31, 2020, a $1.5 million valuation allowance adjustment was recorded related to the expected portion of tax benefits that would not be realized in certain foreign jurisdictions based on available evidence. The likelihood of realizing the benefits of the deferred tax assets was assessed as of June 30, 2020 and no additional valuation allowance adjustment was recorded. The Company will continue to monitor the realizability of deferred tax assets, particularly in certain foreign jurisdictions where the economic impacts of the COVID-19 pandemic may result in net operating losses. The ability to recover these deferred tax assets depends on several factors, including results of operations and the ability to project future taxable income in those jurisdictions. If it is determined that some additional portion of the tax benefits will not be realized, valuation allowance would be recorded, which would increase income tax expense. Total deferred tax assets as of June 30, 2020 were approximately $73.4 million, of which approximately $7.5 million related to foreign jurisdictions where the Company expects to incur significant net operating losses in the near term, although the risks of failing to realize these benefits vary across jurisdictions.
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
A reconciliation of product warranties is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$13,122	$13,178	$14,466	$13,186
Provision for warranty claims	593	703	905	2,495
Warranty claims	(517)	(735)	(1,885)	(2,459)
Other	136	40	(152)	(36)
Balance at end of period	$13,334	$13,186	$13,334	$13,186

NOTE 7—COMMITMENTS AND CONTINGENCIES
The Company is a party to various legal claims, actions and complaints from time to time. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's condensed consolidated financial statements.
NOTE 8—SHAREHOLDERS' EQUITY
Since the inception of the Company's stock repurchase plan in 2004 through June 30, 2020, the Company's Board of Directors has authorized the purchase of $1.1 billion of the Company's common stock. As of June 30, 2020, the Company had repurchased 26.8 million

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

shares under this program at an aggregate purchase price of $1,017.8 million. Shares repurchased generally settle subsequent to the trade date. Shares of the Company's common stock may be repurchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. During the three months ended March 31, 2020, the Company repurchased an aggregate of $132.9 million of common stock under the stock repurchase plan authorized by the Company's Board of Directors and a pre-established written trading plan. In mid-March 2020, to reduce capital outflows and preserve capital, the Company suspended share repurchases and the Company's Board of Directors suspended the quarterly dividend.
NOTE 9—STOCK-BASED COMPENSATION
At its Annual Meeting held on June 3, 2020, the Company’s shareholders approved the Company’s 2020 Stock Incentive Plan (the “2020 Plan”), and the 2020 Plan became effective on that date following such approval. The 2020 Plan replaced the Company’s 1997 Stock Incentive Plan (the "Prior Plan”) and no new awards will be granted under the Prior Plan. The terms and conditions of the awards granted under the Prior Plan will remain in effect with respect to awards granted under the Prior Plan. The Company has reserved 3 million shares of common stock for issuance under the 2020 Plan, plus up to an aggregate of 1.5 million shares of the Company’s common stock that were previously authorized and available for issuance under the Prior Plan. The 2020 Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards.
Stock-based compensation expense
Stock-based compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Stock options	$1,755	$1,602	$3,459	$3,091
Restricted stock units	2,282	2,964	4,253	5,690
Total	$4,037	$4,566	$7,712	$8,781
Stock Options
During the six months ended June 30, 2020, the Company granted a total of 660,071 stock options at a weighted average grant date fair value of $14.67. As of June 30, 2020, unrecognized costs related to outstanding stock options totaled $15.1 million, before any related tax benefit. As of June 30, 2020, unrecognized costs related to stock options are expected to be recognized over a weighted average period of 2.83 years.
Restricted Stock Units
During the six months ended June 30, 2020, the Company granted 209,708 restricted stock units at an estimated average grant date fair value of $79.43. As of June 30, 2020, unrecognized costs related to outstanding restricted stock units totaled $24.5 million, before any related tax benefit. As of June 30, 2020, unrecognized costs related to restricted stock units are expected to be recognized over a weighted average period of 2.59 years.
NOTE 10—EARNINGS (LOSS) PER SHARE
Earnings (loss) per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Weighted average shares of common stock outstanding, used in computing basic earnings (loss) per share	66,135	67,930	66,553	68,109
Effect of dilutive stock options and restricted stock units	—	630	—	716
Weighted average shares of common stock outstanding, used in computing diluted earnings (loss) per share	66,135	68,560	66,553	68,825
Earnings (loss) per share of common stock:
Basic	$(0.77)	$0.34	$(0.76)	$1.43
Diluted	$(0.77)	$0.34	$(0.76)	$1.41
Stock options, service-based restricted stock units, and performance-based restricted stock units representing 2,468,516 and 2,334,223 shares of common stock for the three and six months ended June 30, 2020, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would have been anti-dilutive due to a net loss in the period or because the shares were subject to performance conditions that had not been met.
Stock options, service-based restricted stock units, and performance-based restricted stock units representing 431,712 and 356,167 shares of common stock for the three and six months ended June 30, 2019, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would have been anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.
NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in Accumulated other comprehensive loss for the three months ended June 30, 2020:

(in thousands)	Unrealized losses on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at March 31, 2020	$(4)	$21,007	$(28,977)	$(7,974)
Other comprehensive income (loss) before reclassifications	—	(3,347)	6,976	3,629
Amounts reclassified from accumulated other comprehensive loss(1)	—	(1,515)	—	(1,515)
Net other comprehensive income (loss) during the period	—	(4,862)	6,976	2,114
Balance at June 30, 2020	$(4)	$16,145	$(22,001)	$(5,860)
(1)Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income on the Condensed Consolidated Statements of Operations. Refer to Note 13 for further information regarding classifications.
The following table sets forth the changes in Accumulated other comprehensive loss for three months ended June 30, 2019:

(in thousands)	Unrealized losses on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at March 31, 2019	$(4)	$13,198	$(16,512)	$(3,318)
Other comprehensive income (loss) before reclassifications	—	(464)	3,901	3,437
Amounts reclassified from accumulated other comprehensive loss(1)	—	(1,417)	—	(1,417)
Net other comprehensive income (loss) during the period	—	(1,881)	3,901	2,020
Balance at June 30, 2019	$(4)	$11,317	$(12,611)	$(1,298)

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(1)Amounts reclassified are recorded in Net Sales or Cost of sales on the Condensed Consolidated Statements of Operations. Refer to Note 13 for further information regarding classifications.
The following table sets forth the changes in Accumulated other comprehensive loss for the six months ended June 30, 2020:

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2019	$(4)	$9,482	$(13,903)	$(4,425)
Other comprehensive income (loss) before reclassifications	—	11,015	(8,098)	2,917
Amounts reclassified from accumulated other comprehensive loss(1)	—	(4,352)	—	(4,352)
Net other comprehensive income (loss) during the period	—	6,663	(8,098)	(1,435)
Balance at June 30, 2020	$(4)	$16,145	$(22,001)	$(5,860)
(1)Amounts reclassified are recorded in Net Sales, Cost of sales, or Other non-operating income on the Condensed Consolidated Statements of Operations. Refer to Note 13 for further information regarding classifications.
The following table sets forth the changes in Accumulated other comprehensive loss for the six months ended June 30, 2019:

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2018	$(60)	$11,964	$(15,967)	$(4,063)
Other comprehensive income before reclassifications	56	2,804	3,356	6,216
Amounts reclassified from accumulated other comprehensive loss(1)	—	(3,352)	—	(3,352)
Net other comprehensive income (loss) during the period	56	(548)	3,356	2,864
Purchase of non-controlling interest	—	(99)	—	(99)
Balance at June 30, 2019	$(4)	$11,317	$(12,611)	$(1,298)
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

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The geographic distribution of the Company's Net sales and Income (loss) from operations in the Condensed Consolidated Statements of Operations are summarized in the following table for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net sales to unrelated entities:
U.S.	$183,245	$315,527	$559,113	$727,751
LAAP	67,310	101,614	169,961	234,473
EMEA	58,291	91,527	114,139	162,875
Canada	7,765	17,542	41,626	55,719
	$316,611	$526,210	$884,839	$1,180,818
Segment income (loss) from operations:
U.S.	$(18,155)	$46,453	$21,877	$142,176
LAAP	(2,184)	9,991	3,954	36,741
EMEA	139	9,557	73	18,743
Canada	(8,776)	(2,618)	(4,625)	3,393
Total segment income (loss) from operations	(28,976)	63,383	21,279	201,053
Unallocated corporate expenses	(41,324)	(47,018)	(93,566)	(96,730)
Interest income (expense), net	(805)	2,571	1,008	5,971
Other non-operating income, net	935	1,032	2,673	1,478
Income (loss) before income tax	$(70,170)	$19,968	$(68,606)	$111,772
Concentrations
The Company had two customers that accounted for 13.3% and 12.9%, respectively, of Accounts receivable, net of allowance on the Condensed Consolidated Balance Sheets as of June 30, 2020. The Company had one customer that accounted for 13.9% of Accounts receivable, net of allowance as of December 31, 2019. The Company had one customer that accounted for 10.7% of Accounts receivable, net of allowance as of June 30, 2019. No single customer accounted for 10% or more of Net sales in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 or 2019.
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated United States dollar inventory purchases. Subsidiaries that use United States dollars and euros as their functional currency also have non-functional currency denominated sales for which the Company hedges the Canadian dollar and Great British pound. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, prior to June 2019, the time value components ("forward points") were excluded from the determination of hedge effectiveness and included in current period Cost of sales for hedges of anticipated United States dollar inventory purchases and in Net sales for hedges of anticipated non-functional currency denominated sales on a straight-line basis over the life of the contract. Effective June 2019, the forward points are included in the fair value of the cash flow hedge on a prospective basis. These costs or benefits will be included in Accumulated other comprehensive loss until the underlying hedge transaction is recognized in either Net sales or Cost of sales, at which time, the forward points will also be recognized as a component of Net income (loss).
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
The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$381,599	$471,822	$353,975
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	223,500	214,086	359,179
At June 30, 2020, $14.9 million of deferred net gains on both outstanding and matured derivatives recorded in Other comprehensive income are expected to be reclassified to Net income (loss) during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the Condensed Consolidated Statements of Operations. Actual amounts ultimately reclassified to Net sales or Cost of sales in the Condensed Consolidated Statements of Comprehensive Income are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At June 30, 2020, the Company's derivative contracts had a remaining maturity of less than approximately four years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $6.0 million at June 30, 2020. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	June 30, 2020	December 31, 2019	June 30, 2019
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$10,839	$11,855	$11,392
Currency forward contracts	Other non-current assets	6,775	4,159	6,776
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	80	1,313	170
Currency forward contracts	Other long-term liabilities	—	768	140
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	4,641	2,146	2,181
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	524	953	1,920

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2020	2019	2020	2019
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (loss), net of tax	—	$(3,347)	$(464)	$11,015	$2,804
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Net sales	165	75	43	110
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	1,826	925	4,621	2,121
Gain reclassified from accumulated other comprehensive income or loss to income as a result of cash flow hedge discontinuance	Other non-operating income	6	—	1,117	—
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	—	(26)	—	(31)
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	—	931	—	2,380
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating income	(319)	(1,137)	1,330	(574)

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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$151,823	$—	$—	$151,823
Other short-term investments:
Money market funds	51	—	—	51
Mutual fund shares	924	—	—	924
Other current assets:
Derivative financial instruments	—	15,480	—	15,480
Other non-current assets:
Money market funds	4,173	—	—	4,173
Mutual fund shares	11,425	—	—	11,425
Derivative financial instruments	—	6,775	—	6,775
Total assets measured at fair value	$168,396	$22,255	$—	$190,651
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$604	$—	$604
Total liabilities measured at fair value	$—	$604	$—	$604

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$288,926	$—	$—	$288,926
United States government treasury bills	—	34,928	—	34,928
Commercial paper	—	33,587	—	33,587
Other short-term investments:
Mutual fund shares	1,668	—	—	1,668
Other current assets:
Derivative financial instruments	—	14,001	—	14,001
Non-current assets:
Money market funds	1,792	—	—	1,792
Mutual fund shares	12,172	—	—	12,172
Derivative financial instruments	—	4,159	—	4,159
Total assets measured at fair value	$304,558	$86,675	$—	$391,233
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$2,266	$—	$2,266
Other long-term liabilities:
Derivative financial instruments	—	768	—	768
Total liabilities measured at fair value	$—	$3,034	$—	$3,034
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$130,097	$—	$—	$130,097
Available-for-sale short-term investments:(1)
United States government treasury bills	—	136,721	—	136,721
Other short-term investments:
Mutual funds shares	1,477	—	—	1,477
Other current assets:
Derivative financial instruments	—	13,573	—	13,573
Other non-current assets:
Money market funds	1,312	—	—	1,312
Mutual fund shares	10,954	—	—	10,954
Derivative financial instruments	—	6,776	—	6,776
Total assets measured at fair value	$143,840	$157,070	$—	$300,910
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$2,090	$—	$2,090
Other long-term liabilities:
Derivative financial instruments	—	140	—	140
Total liabilities measured at fair value	$—	$2,230	$—	$2,230

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(1)Investments have remaining maturities of less than one year.
Non-recurring Fair Value Measurements
Certain non-financial assets are measured at fair value on a non-recurring basis, primarily long-lived assets, intangible assets, goodwill, and lease right-of-use assets. In connection with periodic evaluations for potential impairment, the inputs used to measure the fair value of these assets are primarily unobservable inputs and, as such, considered Level 3 fair value measurements. For impairment charges for the quarter ended June 30, 2020, see Note 1.
NOTE 15—SUBSEQUENT EVENT
On July 10, 2020 the Company entered into a first amendment (the "first amendment") to its restated credit agreement that was in effect as of June 30, 2020 and disclosed in Note 4. The first amendment provides for suspensions of and adjustments to the financial covenants beginning on July 1, 2020 through December 31, 2020 (the "covenant suspension period") as follows: (i) the funded debt ratio no longer needs to be maintained during the covenant suspension period, (ii) the interest coverage ratio no longer needs to be maintained during the covenant suspension period, and (iii) the Company must maintain liquidity (inclusive of unrestricted and unencumbered cash-on-hand of the Company and its subsidiaries and, with certain limitations, availability under the revolving credit facilities provided for in the revolving credit facilities provided for in the restated credit agreement) of not less than $200.0 million as of each calendar month end during the covenant suspension period. In addition, the minimum LIBOR floors were revised to be 0.50% in the case of both Revolving A and Revolving B loans. The first amendment also provides for a letter of credit facility and contains modifications to certain other negative covenants. This includes a change to the negative indebtedness covenant to allow for up to $350 million in additional unsecured indebtedness. In connection with the first amendment, the Company amended and restated the collateral agreement, originally dated April 15, 2020 to provide for a pledge by the Company and Columbia Brands USA, LLC of 65% of their equity interests in foreign subsidiaries.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including statements regarding the time-frame for the return of consumer demand, capital outflows, operating expense, our ability to manage credit risk, lease concession negotiations, sales order cancellations, inventory purchases, net sales, profitability, cash and our ability to meet our cash needs. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may", and other words and terms of similar meaning or reference future dates. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis; however, each forward-looking statement involves a number of risks and uncertainties, including those described in Part II, Item 1A, Risk Factors in this quarterly report. We caution that forward-looking statements are inherently less reliable than historical information. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations. New factors emerge from time to time and it is not possible for us to predict or assess the effects of all such factors or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
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
Impacts of COVID-19
COVID-19 was first identified in China in December 2019 and a global pandemic of respiratory disease caused by COVID-19 was declared by the World Health Organization in March 2020. In response to this pandemic, many regional and local governments worldwide implemented travel restrictions, business shutdowns or slowdowns, and shelter-in-place or stay-at-home orders.
In first quarter 2020, lower consumer demand related to the COVID-19 pandemic began to impact our financial performance in China in late January, Korea and Japan in early February and North America and Europe in March, due to store closures, reduced operating hours and decreased retail traffic. Entering the second quarter, the vast majority of our owned stores across the U.S., Europe, Japan, and Canada were closed due to the pandemic. In addition, many of our wholesale customers' and international distributors' closed stores or reduced operating hours, resulting in lower than expected sales, cancellation of orders and a slowing of receipt of shipments of our products. Store reopening timelines varied by region, with the vast majority of our stores in China and Korea reopened by late April and our stores in the U.S., Europe, Japan, and Canada reopening predominantly within the May and June timeframe. Exiting the quarter, nearly all of our owned stores were open globally. Overall, our store retail traffic remains well below prior year levels. At the time of this filing, a small number of locations globally that had reopened were closed again due to local regulations or our safety concerns resulting from new outbreaks. New outbreaks have also had a detrimental impact on our store performance in affected markets. Stores in destination locations and tourist dependent markets remain some of the most severely impacted stores within our fleet as consumers choose to shop closer to home and online.
Throughout the first and second quarters of 2020, our global DTC e-commerce business remained open, supported by the employees in our distribution centers and call centers. During the second quarter, our global DTC e-commerce business grew 72% year-over-year and represented 28% of our global net sales during the quarter. We anticipate our global e-commerce sales growth to remain high for the remainder of the year compared to 2019.
While work has been done during the pandemic to mitigate its effect on our inventory supply, the combined effect of retail stores closures and the resulting decrease in consumer demand, as well as actions taken by our wholesale customers to preserve their capital and liquidity, caused higher than normal inventory levels at June 30, 2020, as inventories grew 7% compared to the prior year. We remain focused on maintaining a disciplined approach to inventory management. We have received, and expect to continue to receive, significant order cancellations. In response, we have significantly curtailed planned inventory purchases. We anticipate selling the remaining inventory in current and future seasons by leveraging our wholesale customers, e-commerce platforms and fleet of outlet stores. Given the actions taken by retailers to reduce inventory levels from a supply perspective, we expect the current elevated promotional environment to moderate in the second half of the year, however, consumer demand may cause an elevated promotional environment to continue, potentially impacting our future net sales and gross margin.
In the second quarter, inventory growth was partially offset by the timing of Fall 2020 receipts, which are more heavily weighted to the third quarter this year, compared to Fall 2019 receipts in the prior year. This timing shift primarily reflects supply chain disruptions related to the pandemic that occurred earlier in the year.
COVID-19 also impacted our distribution centers, our call centers, our retail stores, our third-party manufacturing partners and other vendors, due to the effects of facility closures, reductions in operating hours, labor shortages and real time changes in operating procedures to accommodate social distancing and additional sanitization measures. Our work-from-home policies continue in many regions, including the United States.
In response to the uncertainty of the pandemic described above, we enhanced our liquidity position during the year by taking various actions with respect to our domestic credit agreement. As of the time of this filing, we have:
•increased our total available committed and uncommitted credit lines and facilities to provide approximately $631 million of borrowing capacity, of which $525 million is committed and available domestically;
•suspended the quarterly dividend and share repurchases; and
•reduced planned capital expenditures.
We have initiated numerous cost containment measures across the organization, including lowering personnel related expenses, reducing demand creation spend, and minimizing discretionary expenditures. These measures reflect our effort to lower 2020 operating expenses by more than $100 million compared to last year, before incremental extraordinary expenses related to the COVID-19 pandemic including, but not limited to, exceptional provision for bad debts, severance and restructuring charges and other related expenses. We continue to evaluate our cost structure for 2021 and beyond. To enable long-term growth and execute our strategic priorities, we anticipate taking additional actions to adjust our current expense structure, including evaluating the reallocation of resources.
See the Liquidity and Capital Resources section below for additional information.
Given the ongoing business disruption and uncertainty surrounding the pandemic, we are unable to estimate full year results with reasonable accuracy. While significant uncertainty remains, we expect sales volume to stay below prior year levels for the balance of the year. Absent further deterioration in trends due to the pandemic, we anticipate the second quarter to be the steepest year-over-year percent change in net sales of the year, with declines moderating in the second half of the year. Overall, we do expect future material financial impacts associated with the COVID-19 pandemic, including, but not limited to, lower global net sales, the delay of inventory production and fulfillment, and incremental costs associated with the COVID-19 pandemic, such as, exceptional provisions for bad debt, severance and restructuring charges and other related expenses.
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
Capital Allocation
Given the realized and anticipated declines in net sales, profitability and cash related to the COVID-19 pandemic, our capital allocation priorities have shifted. We remain committed to maintaining our strong balance sheet to enable maximum strategic flexibility and access to additional liquidity if warranted. Within that context, our priorities include preserving liquidity for business operations and mitigating the financial impact of external risks given the pressure currently impacting the retail industry. We plan to revisit our capital allocation priorities when the business stabilizes and cash flows are more reliable and predictable.

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
Highlights of the Second Quarter of 2020
Lower net sales and profitability in second quarter 2020 compared to second quarter 2019 primarily reflect the impact of temporary store closures and lower consumer demand resulting from the ongoing COVID-19 pandemic.
•Net sales decreased $209.6 million, or 40%, to $316.6 million from $526.2 million in the second quarter of 2019.
•Income from operations decreased $86.7 million, or 530%, to a loss of $70.3 million from income of $16.4 million in the second quarter of 2019.
•Net income decreased $73.7 million, or 320%, to a loss of $50.7 million, or $(0.77) per share, from income of $23.0 million, or $0.34 per diluted share, in the second quarter of 2019.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.8	51.8	52.8	50.0
Gross profit	46.2	48.2	47.2	50.0
Selling, general and administrative expenses	68.7	45.8	55.9	41.7
Net licensing income	0.3	0.7	0.5	0.5
Income (loss) from operations	(22.2)	3.1	(8.2)	8.8
Interest income (expense), net	(0.2)	0.5	0.1	0.5
Other non-operating income, net	0.3	0.2	0.3	0.2
Income (loss) before income tax	(22.1)	3.8	(7.8)	9.5
Income tax benefit (expense)	6.1	0.6	2.1	(1.3)
Net income (loss)	(16.0)%	4.4%	(5.7)%	8.2%

Results of Operations — Consolidated
Quarter Ended June 30, 2020 Compared to Quarter Ended June 30, 2019
Net Sales: Consolidated net sales decreased $209.6 million, or 40%, to $316.6 million for the second quarter of 2020 from $526.2 million for the comparable period in 2019. Net sales declines moderated as the quarter progressed with April net sales down 58%, May net sales down 47% and June net sales down 20% compared to the same periods in 2019. The overall decrease primarily reflects the negative impact of temporary store closures, including our wholesale customers' stores, and lower consumer demand resulting from the ongoing COVID-19 pandemic. Our e-commerce businesses have largely remained operational during the COVID-19 pandemic, with the exception of temporary distribution center closures to perform deep cleaning. Our global e-commerce net sales increased 72% for the second quarter of 2020 compared to the second quarter of 2019, and represented 28% of total net sales.

Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended June 30,
	Reported Net Sales	Adjust for Foreign Currency Translation	Constant-currency Net Sales	Reported Net Sales	Reported Net Sales	Constant-currency Net Sales
(In millions, except for percentage changes)	2020		2020(1)	2019	% Change	% Change
Brand Net Sales:
Columbia	$265.8	$2.5	$268.3	$454.9	(42)%	(41)%
SOREL	13.3	0.1	13.4	15.1	(12)%	(11)%
prAna	27.7	—	27.7	38.7	(28)%	(28)%
Mountain Hardwear	9.8	0.2	10.0	17.5	(44)%	(43)%
Total	$316.6	$2.8	$319.4	$526.2	(40)%	(39)%

Product Category Net Sales:
Apparel, Accessories and Equipment	$243.8	$2.0	$245.8	$432.2	(44)%	(43)%
Footwear	72.8	0.8	73.6	94.0	(23)%	(22)%
Total	$316.6	$2.8	$319.4	$526.2	(40)%	(39)%

Channel Net Sales:
Wholesale	$159.9	$1.3	$161.2	$296.2	(46)%	(46)%
DTC	156.7	1.5	158.2	230.0	(32)%	(31)%
Total	$316.6	$2.8	$319.4	$526.2	(40)%	(39)%
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
Gross Profit: Gross profit as a percentage of net sales contracted to 46.2% in the second quarter of 2020 from 48.2% for the comparable period in 2019. The gross profit contraction primarily reflected margin pressure related to the COVID-19 pandemic, including:
•an increase in inventory reserves; and
•lower DTC product margins, reflecting elevated promotional activity; partially offset by
•favorable DTC sales mix resulting from a higher proportion of e-commerce sales, which generally carry higher gross margins; and
•lower volume of wholesale close-out sales.
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
SG&A expense decreased $23.1 million, or 10%, to $217.7 million, or 68.7% of net sales, for the second quarter of 2020, from $240.8 million, or 45.8% of net sales, for the comparable period in 2019, primarily due to:
•lower retail expenses, primarily resulting from lower personnel expenses due to store closures;
•decreased demand creation spending;
•decreased discretionary spending; and
•COVID-19 related government subsidies and incentives; partially offset by
•COVID-19 related expenses, including catastrophic leave and furlough pay as well as severance and other pandemic related costs; and
•retail store related impairments.
In March 2020, we initiated numerous cost containment measures across the organization to mitigate the impacts of COVID-19 on our business. See additional discussion of these measures in the Impacts of COVID-19 discussion above.
Income (Loss) from Operations: Loss from operations was $70.3 million, or (22.2)% of net sales, in the second quarter of 2020 compared to income from operations of $16.4 million, or 3.1% of net sales, in the comparable period in 2019.
Income Tax Benefit (Expense): Income tax benefit was $19.5 million for the second quarter of 2020, compared to a benefit of $3.1 million for the comparable period in 2019. Our effective income tax rate was 27.7% for the second quarter of 2020, compared to negative 15.3% for the same period in 2019. Our effective tax rate increased compared to prior year primarily due the change in mix of book income or loss among jurisdictions, as well as the favorable impact of the passage of a Swiss tax reform package on our effective income tax rate for the second quarter of 2019.
Net Income (Loss): Net loss was $50.7 million, or $(0.77) per share, for the second quarter of 2020 compared to net income of $23.0 million, or $0.34 per diluted share, for the comparable period in 2019.
Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Net Sales: Consolidated net sales decreased $296.0 million, or 25%, to $884.8 million for the six months ended June 30, 2020 from $1,180.8 million for the comparable period in 2019. The decrease primarily reflects the impact of temporary store closures, including our wholesale customers' stores, and lower consumer demand resulting from the ongoing COVID-19 pandemic. Net sales decreased across all regions, brands and product categories, primarily in the U.S. DTC and wholesale businesses.
Net sales by brand, product category and channel are summarized in the following table:

	Six Months Ended June 30,
	Reported Net Sales	Adjust for Foreign Currency Translation	Constant-currency Net Sales	Reported Net Sales	Reported Net Sales	Constant-currency Net Sales
(In millions, except for percentage changes)	2020		2020(1)	2019	% Change	% Change
Brand Net Sales:
Columbia	$737.5	$4.8	$742.3	$1,007.1	(27)%	(26)%
SOREL	52.0	0.1	52.1	54.6	(5)%	(5)%
prAna	64.2	—	64.2	79.9	(20)%	(20)%
Mountain Hardwear	31.1	0.2	31.3	39.2	(21)%	(20)%
Total	$884.8	$5.1	$889.9	$1,180.8	(25)%	(25)%

Product Category Net Sales:
Apparel, Accessories and Equipment	$696.0	$3.6	$699.6	$958.2	(27)%	(27)%
Footwear	188.8	1.5	190.3	222.6	(15)%	(15)%
Total	$884.8	$5.1	$889.9	$1,180.8	(25)%	(25)%

Channel Net Sales:
Wholesale	$485.8	$2.6	$488.4	$659.4	(26)%	(26)%
DTC	399.0	2.5	401.5	521.4	(23)%	(23)%
Total	$884.8	$5.1	$889.9	$1,180.8	(25)%	(25)%
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
Gross Profit: Gross profit as a percentage of net sales, decreased to 47.2% in the six months ended June 30, 2020, from 50.0% for the comparable period in 2019. The gross profit contraction primarily reflected margin pressure related to the COVID-19 pandemic, including:
•an increase in inventory obsolescence provisions associated with unsold inventory; and
•a decrease in DTC product margin, reflecting higher promotional activity.
Selling, General and Administrative Expense: SG&A expense increased $2.0 million, or 0.4%, to $494.5 million, or 55.9% of net sales, for the six months ended June 30, 2020, from $492.5 million, or 41.7% of net sales, for the comparable period in 2019.
The SG&A expense increase was primarily due to:
•increased bad debt expense, reflecting heightened accounts receivable risk resulting from the ongoing COVID-19 pandemic;
•incremental extraordinary expenses related to the COVID-19 pandemic; and
•increased information technology expenses; partially offset by
•lower retail expenses, primarily resulting from lower personnel expenses due to store closures;
•decreased demand creation spending; and
•decreased discretionary spending.

In March 2020, we initiated numerous cost containment measures across the organization to mitigate the impacts of COVID-19 on our business. See additional discussion of these measures in the Impacts of COVID-19 discussion above.
Income (Loss) from Operations: Loss from operations was $72.3 million, or 8.2% of net sales, for the six months ended June 30, 2020 compared to income from operations of $104.3 million, or 8.8% of net sales for the comparable period in 2019.
Income Tax Benefit (Expense): Income tax benefit was $18.1 million for the six months ended June 30, 2020 compared to an income tax expense of $14.6 million for the comparable period in 2019. Our effective income tax rate was 26.4% for the six months ended June 30, 2020 compared to 13.0% for the same prior year in 2019. Our effective income tax rate for the six months ended June 30, 2020 compared to prior year primarily due the change in mix of book income or loss among jurisdictions, as well as the favorable impact of the passage of a Swiss tax reform package on our effective income tax rate for the comparable period in 2019.
Net Income (Loss): Net loss was $50.5 million, or $(0.76) per share, for the six months ended June 30, 2020 compared to net income of $97.2 million, or $1.41 per diluted share, for the comparable period in 2019.
Results of Operations — Segment
Quarter Ended June 30, 2020 Compared to Quarter Ended June 30, 2019
Net Sales by Geographic Region: Net sales by geographic region are summarized in the following table:

	Three Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2020	Translation	2020(1)	2019	% Change	% Change(1)
U.S.	$183.2	$—	$183.2	$315.5	(42)%	(42)%
LAAP	67.4	1.9	69.3	101.6	(34)%	(32)%
EMEA	58.3	0.5	58.8	91.6	(36)%	(36)%
Canada	7.7	0.4	8.1	17.5	(56)%	(54)%
	$316.6	$2.8	$319.4	$526.2	(40)%	(39)%
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
Unless otherwise noted below, net sales decreases within all regions primarily reflect the impact of temporary store closures, including our wholesale customers' stores, and lower consumer demand resulting from the ongoing COVID-19 pandemic compared to the same period in 2019.
•U.S. net sales decreased $132.3 million, or 42%, to $183.2 million for the second quarter of 2020 from $315.5 million for the comparable period in 2019. U.S. net sales decreased in the U.S. wholesale and DTC businesses. The net sales decrease in the U.S. DTC business was driven by decreased net sales from retail stores, partially offset by increased net sales from our e-commerce business.
•LAAP region net sales decreased $34.2 million, or 34% (32% constant-currency), to $67.4 million for the second quarter of 2020 from $101.6 million for the comparable period in 2019. The net sales decrease in the LAAP region was primarily driven by decreased net sales in our Japan and LAAP distributor businesses.
•EMEA region net sales decreased $33.3 million, or 36%, to $58.3 million for the second quarter of 2020 from $91.6 million for the comparable period in 2019. The net sales decrease in the EMEA region was led by decreased net sales in our EMEA distributor business, followed by our Europe-direct business.
•Canada net sales decreased $9.8 million, or 56% (54% constant-currency), to $7.7 million for the second quarter of 2020 from $17.5 million for the comparable period in 2019. The net sales decrease in Canada was primarily driven by decreased net sales in our wholesale business.
Segment Income (Loss) from Operations: Segment income (loss) from operations includes net sales, cost of sales, SG&A expenses, and net licensing income for each of our four reportable geographic segments. Typically, income from operations as a percentage of net sales in the U.S. is higher than the other segments due to scale efficiencies associated with the larger base of net sales in the U.S. and incremental licensing income compared to other segments.
Generally, we anticipate this trend will continue until other segments achieve scale efficiencies from higher levels of net sales volume relative to the fixed cost structure necessary to operate the business. The EMEA segment, in particular, typically has realized lower operating margins compared to other segments due to a relatively higher fixed cost structure associated with our supply chain and administrative functions, compared to net sales. To the extent net sales increase in the EMEA segment, we would anticipate an improvement in the operating income margin of that segment.

The following table presents segment income (loss) from operations for each reportable segment:

	Three Months Ended June 30,
(In millions, except for percentage changes)	2020	2019	Change ($)
U.S.	$(18.2)	$46.5	$(64.7)
LAAP	(2.1)	10.0	(12.1)
EMEA	0.1	9.5	(9.4)
Canada	(8.8)	(2.6)	(6.2)
Total segment income (loss) from operations	(29.0)	63.4	(92.4)
Unallocated corporate expenses	(41.3)	(47.0)	(5.7)
Income (loss) from operations	$(70.3)	$16.4	$(86.7)
Unless otherwise noted below, segment income from operations within all regions decreased due to the impact of temporary store closures, including our wholesale customers' stores, and lower consumer demand primarily resulting from the ongoing COVID-19 pandemic compared to same period in 2019.
•U.S. loss from operations of $18.2 million, or (9.9)% of net sales, for the second quarter of 2020 decreased $64.7 million from income from operations of $46.5 million, or 14.7% of net sales, for the comparable period in 2019. The decrease resulted from decreases in net sales combined with decreased gross margin. U.S. SG&A expense increased as a percentage of net sales to 57.7% for the second quarter of 2020 compared to 34.9% for the same period in 2019. U.S. SG&A expense for the second quarter of 2020 included incremental COVID-19 related expenses, including catastrophic paid leave and furlough pay as well as severance and other pandemic related costs.
•LAAP loss from operations of $2.1 million, or (3.2)% of net sales, for the second quarter of 2020 decreased $12.1 million from income from operations of $10.0 million, or 9.8% of net sales, for the comparable period in 2019. The decrease resulted from decreases in net sales combined with decreased gross margin. LAAP SG&A expense increased as a percentage of net sales to 57.9% for the second quarter of 2020 compared to 46.1% for the same period in 2019.
•EMEA income from operations of $0.1 million, or 0.2% of net sales, for the second quarter of 2020 decreased $9.4 million from $9.5 million, or 10.4% of net sales, for the comparable period in 2019. The decrease was driven by decreased net sales, combined with decreased gross margin. EMEA SG&A expense increased as a percentage of net sales to 34.7% for the second quarter of 2020 compared to 25.6% for the same period of 2019.
•Canada loss from operations of $8.8 million, or (113.0)% of net sales, for the second quarter of 2020 increased $6.2 million from $2.6 million, or (14.9)% of net sales, for the comparable period in 2019. The increased loss was driven by decreased net sales, partially offset by decreased gross margin. Canada SG&A expense increased as a percentage of net sales to 147.7% for the second quarter of 2020 compared to 56.3% for the same period of 2019. SG&A expense for the second quarter of 2020 included incremental COVID-19 related expenses, including catastrophic paid leave and furlough pay as well as severance and other pandemic related costs.
Unallocated corporate expenses decreased by $5.7 million to $41.3 million for the second quarter of 2020 from $47.0 million for the comparable period in 2019.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Net Sales by Geographic Region: Net sales by geographic region are summarized in the following table:

	Six Months Ended June 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2020	Translation	2020(1)	2019	% Change	% Change(1)
U.S.	$559.1	$—	$559.1	$727.7	(23)%	(23)%
LAAP	170.0	3.3	173.3	234.5	(28)%	(26)%
EMEA	114.1	1.9	116.0	162.9	(30)%	(29)%
Canada	41.6	(0.1)	41.5	55.7	(25)%	(25)%
	$884.8	$5.1	$889.9	$1,180.8	(25)%	(25)%
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

Unless otherwise noted below, net sales decreases within all regions primarily reflect the impact of temporary store closures, including our wholesale customers' stores, and lower consumer demand resulting from the ongoing COVID-19 pandemic compared to the same period in 2019.
•U.S. net sales decreased $168.6 million, or 23%, to $559.1 million for the six months ended June 30, 2020 from $727.7 million for the comparable period in 2019. U.S. net sales decreased in our U.S. DTC and wholesale businesses. The net sales decrease in the U.S. DTC business was driven by decreased net sales from retail stores, partially offset by increased net sales from our e-commerce business.
•LAAP region net sales decreased $64.5 million, or 28% (26% constant-currency), to $170.0 million for the six months ended June 30, 2020 from $234.5 million for the comparable period in 2019. The net sales decrease in the LAAP region was primarily driven by decreased net sales in our China and Japan businesses, and to a lesser extent, decreased net sales in the LAAP distributors and Korea businesses.
•EMEA region net sales decreased $48.8 million, or 30% (29% constant-currency), to $114.1 million for the six months ended June 30, 2020 from $162.9 million for the comparable period in 2019. The net sales decrease in the EMEA region was led by decreased net sales in our EMEA distributor business, followed by our Europe-direct business.
•Canada net sales decreased $14.1 million, or 25%, to $41.6 million for the six months ended June 30, 2020 from $55.7 million for the comparable period in 2019. The net sales decrease in Canada was primarily driven by decreased net sales in our wholesale business.
Segment Income (Loss) from Operations: The following table presents segment income (loss) from operations for each reportable segment:

	Six Months Ended June 30,
(In millions, except for percentage changes)	2020	2019	Change ($)
U.S.	$21.9	$142.2	$(120.3)
LAAP	3.9	36.7	(32.8)
EMEA	0.1	18.8	(18.7)
Canada	(4.6)	3.4	(8.0)
Total segment income from operations	21.3	201.1	(179.8)
Unallocated corporate expenses	(93.6)	(96.8)	(3.2)
Income (loss) from operations	$(72.3)	$104.3	$(176.6)
Unless otherwise noted below, segment income from operations within all regions decreased due to the impact of temporary store closures, including our wholesale customers' stores, lower consumer demand, higher inventory reserves and increased bad debt expenses primarily resulting from the ongoing COVID-19 pandemic, compared to strong sales performance for the comparable period in 2019.
•U.S. income from operations decreased $120.3 million to $21.9 million, or 3.9% of net sales, for the six months ended June 30, 2020 from $142.2 million, or 19.5% of net sales, for the comparable period in 2019. The decrease was driven primarily by decreased net sales combined with decreased gross margin, increased provisions for uncollectible accounts receivable, and incremental COVID-19 related expenses, including catastrophic paid leave and furlough pay as well as severance and other pandemic related costs. U.S. SG&A expense increased as a percentage of net sales to 44.3% for the six months ended June 30, 2020 compared to 30.8% for the same period in 2019.
•LAAP income from operations decreased $32.8 million to $3.9 million, or 2.3% of net sales, for the six months ended June 30, 2020 from $36.7 million, or 15.7% of net sales, for the comparable period in 2019. The decrease primarily resulted from decreased net sales combined with decreased gross margin. LAAP SG&A expense increased as a percentage of net sales to 49.6% for the six months ended June 30, 2020 compared to 40.9% for the same period in 2019.
•EMEA income from operations of $0.1 million, or 0.1% of net sales, for the six months ended June 30, 2020 decreased $18.7 million from $18.8 million, or 11.5% of net sales, for the comparable period in 2019. The decrease was driven by decreased net sales combined with decreased gross margin. EMEA SG&A expense increased as a percentage of net sales to 39.9% for the six months ended June 30, 2020 compared to 29.9% for the same period of 2019.
•Canada loss from operations of $4.6 million, or (11.1)% of net sales, for the six months ended June 30, 2020 decreased $8.0 million from income from operations of $3.4 million, or 6.1% of net sales, for the comparable period in 2019. The decrease primarily resulted from decreased net sales combined with decreased gross margin. Canada SG&A expense increased as a percentage of net sales to 56.3% for the six months ended June 30, 2020 compared to 37.6% for the same period of 2019.
Unallocated corporate expenses decreased by $3.2 million to $93.6 million for the six months ended June 30, 2020 from $96.7 million for the comparable period in 2019.

Liquidity and Capital Resources
At June 30, 2020, we had total cash and cash equivalents of $474.8 million, compared to $686.0 million at December 31, 2019 and $386.2 million at June 30, 2019. In addition, we had short-term investments of $1.0 million at June 30, 2020, compared to $1.7 million at December 31, 2019 and $138.2 million at June 30, 2019. At June 30, 2020, we had approximately $530.0 million in committed borrowing availability. We have suspended quarterly cash dividend payments and further share repurchases. Our Board of Directors will continue to evaluate the potential for future dividend distributions and management may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors. Our primary ongoing funding requirements are for working capital and capital expenditures.
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
Short-term borrowings and credit lines
Refer to Note 4 and Note 15 in Item 1 of this quarterly report for additional information regarding our lines of credit and overdraft facilities in place. At June 30, 2020, we had $525.0 million available domestically under our restated credit agreement and, internationally, our subsidiaries had approximately $106.4 million in committed and uncommitted lines of credit and overdraft facilities in place, which could be terminated at any time by either the applicable subsidiary or the banks, some of which were guaranteed by Columbia Sportswear Company. At June 30, 2020, approximately $2.8 million was outstanding on our Japanese subsidiary's overdraft facility. At the time of this filing, we are in compliance with all financial covenants necessary as a condition for borrowing under the restated credit agreement, as amended.
Cash Flow Activities
Net cash used in operating activities was $37.3 million for the six months ended June 30, 2020, compared to net cash provided by operating activities of $2.6 million for the same period in 2019. The change in operating cash flow was primarily driven by a $99.5 million decrease in operating cash flow provided by net income (loss) and non-cash adjustments, partially offset by a $59.6 million decrease in cash used by changes in assets and liabilities. The most significant comparative changes included Accounts receivable, Accounts payable, and Inventories. The increase in cash provided by Accounts receivable was primarily driven by lower wholesale second quarter net sales. The decrease in cash provided by Accounts payable was primarily driven primarily by lower second quarter inventory receipts as a result of less inbound products and order cancellations due to the COVID-19 pandemic. The decrease in cash used by Inventories reflects lower inventory receipts and the effect of an increase in the provision for excess, close-out or slow moving inventory.
Net cash used in investing activities was $19.4 million for the six months ended June 30, 2020, compared to net cash provided by investing activities of $76.4 million for the comparable period in 2019. For the 2020 period, net cash used in investing activities consisted primarily of $21.0 million for capital expenditures, partially offset by $1.6 million of net sales of short-term investments. For the same period in 2019, net cash provided by investing activities primarily consisted of $127.2 million of net sales of short-term investments, partially offset by $50.8 million for capital expenditures. The decrease in capital expenditures for the 2020 period compared to the same period in 2019 was due to lower planned 2020 capital expenditures as well as capital preservation measures taken in light of the ongoing COVID-19 pandemic.
Net cash used in financing activities was $151.7 million for the six months ended June 30, 2020, compared to net cash used in financing activities of $145.2 million for the comparable period in 2019. For the 2020 period, net cash used in financing activities primarily consisted of repurchases of common stock of $132.9 million, and dividend payments to our shareholders of $17.2 million. For the same period in 2019, net cash used in financing activities primarily consisted of repurchases of common stock of $100.3 million, dividend payments to our shareholders of $32.7 million, and $17.9 million related to the purchase of the non-controlling interest in our China joint venture.
Contractual obligations
Our inventory purchase obligations decreased to $232.9 million at June 30, 2020 compared to $337.2 million at December 31, 2019. There have been no other material changes to the estimated contractual commitments contained in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Impairment of Long-Lived Assets, Intangible Assets and Goodwill
Long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In the second quarter of 2020, we tested certain retail locations and their respective lease right-of-use assets for impairment. See Note 1 in Item 1 of this quarterly report for impairment charges recognized in the second quarter of 2020. Further declines in projected future performance or significant declines in market rents for retail spaces may adversely affect the recovery of retail locations assets.
Our 2019 impairment tests of goodwill and intangible assets with indefinite lives indicated that the fair value of all reporting units and intangible assets with indefinite lives exceeded their respective carry values by more than 20%, except for the prAna brand's trademark. In the prAna brand impairment analysis, the estimated fair value of its trademark exceeded its carrying value by approximately 20%. Additionally, the estimated fair value of the prAna reporting unit exceeded its carrying value by more than 30%. As a result of the COVID-19 pandemic and a significant decline in projected net sales, the prAna brand's trademark and goodwill were tested for impairment as of March 31, 2020. While no impairment was indicated during the first quarter 2020 tests, the degree by which the fair value of the prAna reporting unit and trademark exceeded their respective carrying values declined from our 2019 impairment test. After performing both qualitative and quantitative analysis, including review of future long-term revenue and cash flow assumptions, we concluded a triggering event requiring the measurement of prAna brand's trademark and goodwill for impairment as of June 30, 2020 did not occur. If, due to the current level of uncertainty relating to the COVID-19 pandemic, the prAna brand's actual or projected future performance deteriorates from the projections considered in our first quarter 2020 tests, it is possible that an impairment charge would be required.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Labor Matters, Changes in Labor Laws and Other Labor Issues May Reduce Our Revenues and Earnings.
Our business depends on our ability to source and distribute products in a timely manner. While a majority of our own operations are not subject to organized labor agreements, our relationship with our Cambrai distribution center employees is governed by French law, which includes a formal representation of employees by a Works Council and the application of a collective bargaining agreement. Matters that may affect our workforce (including COVID-19 infections or the risk thereof) at contract manufacturers where our goods are produced, shipping ports, transportation carriers, retail stores, or distribution centers create risks for our business, particularly if these matters result in work shut-downs (with little to no notice), slowdowns, lockouts, strikes, limitations on the number of individuals able to work (e.g. social distancing) or other disruptions. Labor matters may have a material adverse effect on our business, potentially resulting in canceled orders by customers, inability to fulfill potential e-commerce demand, unanticipated inventory accumulation and reduced net sales and net income.
In addition, our ability to meet our labor needs at our distribution centers, retail stores, corporate headquarters, and regional subsidiaries, including our ability to find qualified employees while controlling wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified people in the work force of the markets in which our operations are located, unemployment levels within those markets, prevailing and minimum wage rates, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations, and fear of contracting COVID-19. If we are unable to locate, attract or retain qualified employees or experience higher than normal absenteeism, our ability to source, distribute and sell products in a timely and cost-effective manner may be negatively affected. Our ability to comply with labor laws, including our ability to adapt to rapidly changing labor laws, as well as provide a safe working environment may increase our risk of litigation and cause us to incur additional costs. Such risks are heightened during the COVID-19 pandemic as medical uncertainty about the virus increases the risk that safety protocols in our owned or affiliated facilities will not be effective or not be perceived as effective, or that any virus-related illnesses will be linked or alleged to be linked to such facilities, whether accurate or not.
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
Our restated credit agreement, as recently amended by the first amendment, has various financial and other covenants, including those that require us to maintain a funded debt ratio and interest coverage ratio. The first amendment provides for suspensions of the funded debt ratio and the interest coverage ratio beginning on July 1, 2020 through December 31, 2020 (the "covenant suspension period"). Following the end of the covenant suspension period, a significant reduction in demand may cause our earnings to be reduced enough to result in a breach of the funded debt ratio, which is based on our earnings before interest, taxes, depreciation, and amortization, or EBITDA. If we anticipate a potential breach, we expect to seek an amendment or waiver from our lenders or seek alternative financing. There is no assurance that our efforts to obtain such an amendment, waiver or alternative financing would be successful. If an event of default were to occur, the lenders could, among other things, declare outstanding amounts due and payable and repossess collateral. In addition, if the financial markets return to recessionary conditions, the ability of one or more of the banks participating in our credit agreement to honor their commitments thereunder could be impaired.
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
An Outbreak of Disease or Similar Public Health Threat, or Fear of Such an Event, Such as the COVID-19 Pandemic, Could Have, and in the Case of the COVID-19 Pandemic Have Had and is Expected to Continue to Have, a Material Adverse Impact on Our Business, Operating Results and Financial Condition.
An outbreak of disease or similar public health threat, such as the COVID-19 pandemic, or fear of such an event, could have, and in the case of the COVID-19 pandemic have had and is expected to continue to have, a material adverse impact on our business, financial condition and operating results, including in the form of lower global net sales, the delay of inventory production and fulfillment, and incremental costs, such as, exceptional provisions for bad debt, severance and restructuring charges, and other related expenses (see Part I, Item 2 of this quarterly report for further discussion). Fear of contracting COVID-19, individuals contracting COVID-19 and the actions taken, and that may be taken, by governmental authorities, landlords, our competitors or by us to contain that pandemic or to treat its impact, may (and in many cases, have):
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
•Cause disruptions in the supply chain, including the timeliness of product deliveries and the ability to deliver product (see “Our Reliance on Contract Manufacturers, Including Our Ability to Enter Into Purchase Order Commitments with Them and Maintain Quality Standards of Our Products and Standards of Manufacturing Processes at Contract Manufacturers, May Result in Lost Sales and Impact Our Gross Margin and Results of Operations”, “For Certain Materials We Depend on a Limited Number of Suppliers, Which May Cause Increased Costs or Production Delays” and “Our Success Depends on Our and Third-Party Distribution Facilities, and Other Third-Party Logistics Providers”);
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
•Impair our ability to ship product through our owned or affiliated distribution centers, including as a result of capacity reductions, shift changes, labor shortages, higher than normal absenteeism and/or the complete shut-downs of facilities for deep cleaning procedures (see “Labor Matters, Changes in Labor Laws and Other Labor Issues May Reduce Our Revenues and Earnings”);
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
•Impair our key personnel (see “We Depend on Key Personnel”);

•Result in incremental costs from the adoption of preventative measures, including providing facial coverings and hand sanitizer, rearranging operations to follow social distancing protocols, conducting temperature checks and undertaking regular and thorough disinfecting of surfaces; and/or
•Cause any number of other disruptions to our business, the risks of which may be otherwise identified herein.
In addition, the impact of COVID-19 may also exacerbate other risks discussed in this Item 1A, any of which could have a material effect on us. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the duration of the pandemic, the return of consumer confidence and actions that may be taken by governmental authorities, landlords, our competitors or by us to contain the pandemic or to treat its impact, makes it difficult to forecast the degree to, or the time period over, which our sales and operations will be affected.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2020 through April 30, 2020	—	$—	—	$82.2
May 1, 2020 through May 30, 2020	—	—	—	$82.2
June 1, 2020 through June 30, 2020	—	—	—	$82.2
Total	—	$—	—	$82.2
Since the inception of the Company's stock repurchase plan, our Board of Directors has authorized the repurchase of $1.10 billion of our common stock. As of June 30, 2020, we had repurchased 26.8 million shares under this program at an aggregate purchase price of $1,017.8 million, pursuant to a pre-established written plan. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. In mid-March 2020, the Company suspended share repurchases due to the COVID-19 pandemic impacts.

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

	3.2	2000 Restated Bylaws of Columbia Sportswear Company, as amended (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on March 26, 2019) (File No. 000-23939).
+	10.1
Columbia Sportswear 2020 Stock Incentive Plan ("2020 Stock Incentive Plan") (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed with the Commission on June 4, 2020) (File No. 333-238935)

+	10.2
Form of Nonstatutory Stock Option Agreement for stock options granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Company's Form 8-K, filed on June 4, 2020) (File No. 000-23939).

+	10.3
Form of Restricted Stock Units Award Agreement for restricted stock units granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the Company's Form 8-K, filed on June 4, 2020) (File No. 000-23939).

+	10.4
Form of Performance-Based Restricted Stock Units Award Agreement for performance-based restricted stock units granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Company's Form 8-K, filed on June 4, 2020) (File No. 000-23939).

+	10.5
Form of Long-Term Incentive Cash Award Agreement for cash awards granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.5 to the Company's Form 8-K, filed on June 4, 2020) (File No. 000-23939).

10.6
First Amendment to Second Amended and Restated Credit Agreement, entered into as of July 10, 2020, among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on July 14, 2020) (File No. 000-23939).

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

COLUMBIA SPORTSWEAR COMPANY
August 6, 2020	/s/ JIM A. SWANSON
Jim A. Swanson
Senior Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)