Form 10-Q
period 2020-09-30
COLUMBIA SPORTSWEAR CO
filed 2020-11-05
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on October 23, 2020 was 66,211,981.

COLUMBIA SPORTSWEAR COMPANY
SEPTEMBER 30, 2020

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$313,429	$686,009	$239,311
Short-term investments	1,095	1,668	1,477
Accounts receivable, net of allowance of $29,760, $8,925, and $9,672, respectively	479,376	488,233	646,414
Inventories	771,724	605,968	717,396
Prepaid expenses and other current assets	82,175	93,868	94,253
Total current assets	1,647,799	1,875,746	1,698,851
Property, plant and equipment, at cost, net of accumulated depreciation of $550,097, $523,092, and $515,300, respectively	322,167	346,651	349,302
Operating lease right-of-use assets	351,277	394,501	389,558
Intangible assets, net	121,471	123,595	124,340
Goodwill	68,594	68,594	68,594
Deferred income taxes	77,055	78,849	80,193
Other non-current assets	63,951	43,655	40,242
Total assets	$2,652,314	$2,931,591	$2,751,080
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$164,332	$255,372	$201,806
Accrued liabilities	257,040	295,723	279,932
Operating lease liabilities	73,409	64,019	62,756
Income taxes payable	4,813	15,801	13,653
Total current liabilities	499,594	630,915	558,147
Non-current operating lease liabilities	337,108	371,507	366,515
Income taxes payable	49,195	48,427	48,619
Deferred income taxes	7,149	6,361	7,711
Other long-term liabilities	36,452	24,934	22,982
Total liabilities	929,498	1,082,144	1,003,974
Commitments and contingencies (Note 7)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 66,210, 67,561, and 67,562, issued and outstanding, respectively	13,142	4,937	—
Retained earnings	1,716,044	1,848,935	1,754,379
Accumulated other comprehensive loss	(6,370)	(4,425)	(7,273)
Total shareholders' equity	1,722,816	1,849,447	1,747,106
Total liabilities and shareholders' equity	$2,652,314	$2,931,591	$2,751,080
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Net sales	$701,092	$906,793	$1,585,931	$2,087,611
Cost of sales	358,184	460,098	825,079	1,050,596
Gross profit	342,908	446,695	760,852	1,037,015
Selling, general and administrative expenses	261,192	299,249	755,664	791,767
Net licensing income	3,927	4,569	8,168	11,090
Income from operations	85,643	152,015	13,356	256,338
Interest income (expense), net	(280)	1,399	728	7,370
Other non-operating income (expense), net	(465)	(563)	2,208	915
Income before income tax	84,898	152,851	16,292	264,623
Income tax expense	(22,147)	(33,593)	(4,035)	(48,159)
Net income	$62,751	$119,258	$12,257	$216,464

Earnings per share:
Basic	$0.95	$1.76	$0.18	$3.19
Diluted	$0.94	$1.75	$0.18	$3.15
Weighted average shares outstanding:
Basic	66,179	67,593	66,427	67,935
Diluted	66,537	68,180	66,807	68,620
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$62,751	$119,258	$12,257	$216,464
Other comprehensive loss:
Unrealized holding gains on available-for-sale securities, net	—	—	—	56
Unrealized gains (losses) on derivative transactions (net of tax effects of $3,995, $(801), $1,371 and $(369), respectively)	(11,685)	2,414	(5,022)	1,866
Foreign currency translation adjustments (net of tax effects of $(290), $1,560, $(253) and $2,447, respectively)	11,175	(8,389)	3,077	(5,033)
Other comprehensive loss	(510)	(5,975)	(1,945)	(3,111)
Comprehensive income	$62,241	$113,283	$10,312	$213,353
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$12,257	$216,464
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization, and non-cash lease expense	102,283	88,775
Provision for uncollectible accounts receivable	24,684	(242)
Loss on disposal or impairment of property, plant and equipment, and right-of-use assets	8,981	4,866
Deferred income taxes	4,306	(3,157)
Stock-based compensation	12,802	13,159
Changes in operating assets and liabilities:
Accounts receivable	(17,130)	(199,174)
Inventories	(160,090)	(198,999)
Prepaid expenses and other current assets	9,098	(12,596)
Other assets	(20,786)	(3,981)
Accounts payable	(89,790)	(65,191)
Accrued liabilities	(41,182)	6,497
Income taxes payable	(10,011)	(11,286)
Operating lease assets and liabilities	(41,459)	(39,010)
Other liabilities	8,077	5,716
Net cash used in operating activities	(197,960)	(198,159)
Cash flows from investing activities:
Purchases of short-term investments	(35,044)	(181,257)
Sales and maturities of short-term investments	36,630	445,501
Capital expenditures	(25,164)	(104,527)
Net cash provided by (used in) investing activities	(23,578)	159,717
Cash flows from financing activities:
Proceeds from credit facilities	387,992	74,053
Repayments on credit facilities	(388,465)	(74,053)
Payment of line of credit issuance fees	(2,096)	—
Proceeds from issuance of common stock related to stock-based compensation	4,793	17,687
Tax payments related to stock-based compensation	(4,454)	(5,739)
Repurchase of common stock	(132,889)	(116,239)
Purchase of non-controlling interest	—	(17,880)
Cash dividends paid	(17,195)	(48,917)
Net cash used in financing activities	(152,314)	(171,088)
Net effect of exchange rate changes on cash	1,272	(2,954)
Net decrease in cash and cash equivalents	(372,580)	(212,484)
Cash and cash equivalents, beginning of period	686,009	451,795
Cash and cash equivalents, end of period	$313,429	$239,311
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$18,385	$73,413
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$4,774	$11,638
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 30, 2020
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
BALANCE, JUNE 30, 2020	66,148	$5,396	$1,653,293	$(5,860)	$1,652,829
Net Income	—	—	62,751	—	62,751
Other comprehensive loss:
Unrealized holding losses on derivative transactions, net	—	—	—	(11,685)	(11,685)
Foreign currency translation adjustment, net	—	—	—	11,175	11,175
Issuance of common stock related to stock-based compensation, net	62	2,656	—	—	2,656
Stock-based compensation expense	—	5,090	—	—	5,090
BALANCE, SEPTEMBER 30, 2020	66,210	$13,142	$1,716,044	$(6,370)	$1,722,816

	Three Months Ended September 30, 2019
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
BALANCE, JUNE 30, 2019	67,586	$100	$1,656,392	$(1,298)	$1,655,194
Net Income	—	—	119,258	—	119,258
Other comprehensive loss:
Unrealized holding gains on derivative transactions, net	—	—	—	2,414	2,414
Foreign currency translation adjustment, net	—	—	—	(8,389)	(8,389)
Cash dividends ($0.24 per share)	—	—	(16,231)	—	(16,231)
Issuance of common stock related to stock-based compensation, net	135	6,251	—	—	6,251
Stock-based compensation expense	—	4,378	—	—	4,378
Repurchase of common stock	(159)	(10,729)	(5,040)	—	(15,769)
BALANCE, SEPTEMBER 30, 2019	67,562	$—	$1,754,379	$(7,273)	$1,747,106
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine months ended September 30, 2020
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2019	67,561	$4,937	$1,848,935	$(4,425)	$1,849,447
Net Income	—	—	12,257	—	12,257
Other comprehensive loss:
Unrealized holding losses on derivative transactions, net	—	—	—	(5,022)	(5,022)
Foreign currency translation adjustment, net	—	—	—	3,077	3,077
Cash dividends ($0.26 per share)	—	—	(17,195)	—	(17,195)
Issuance of common stock related to stock-based compensation, net	206	339	—	—	339
Stock-based compensation expense	—	12,802	—	—	12,802
Repurchase of common stock	(1,557)	(4,936)	(127,953)	—	(132,889)
BALANCE, SEPTEMBER 30, 2020	66,210	$13,142	$1,716,044	$(6,370)	$1,722,816

	Nine Months Ended September 30, 2019
	Columbia Sportswear Company Shareholders' Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2018	68,246	$—	$1,677,920	$(4,063)	$16,456	$1,690,313
Net Income	—	—	216,464	—	—	216,464
Purchase of non-controlling interest	—	—	—	(99)	(16,456)	(16,555)
Other comprehensive loss:
Unrealized holding gains on available for-sale-securities, net	—	—	—	56	—	56
Unrealized holding gains on derivative transactions, net	—	—	—	1,866	—	1,866
Foreign currency translation adjustment, net	—	—	—	(5,033)	—	(5,033)
Cash dividends ($0.72 per share)	—	—	(48,917)	—	—	(48,917)
Issuance of common stock related to stock-based compensation, net	507	11,948	—	—	—	11,948
Stock-based compensation expense	—	13,159	—	—	—	13,159
Repurchase of common stock	(1,191)	(25,107)	(91,088)	—	—	(116,195)
BALANCE, SEPTEMBER 30, 2019	67,562	$—	$1,754,379	$(7,273)	$—	$1,747,106
See accompanying notes to condensed consolidated financial statements.

COLUMBIA SPORTSWEAR COMPANY

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of September 30, 2020, December 31, 2019 and September 30, 2019, and the results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The December 31, 2019 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
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
The current environment of uncertainty significantly affected the September 30, 2020 estimates for allowance for uncollectible accounts receivable and excess, close-out and slow-moving inventory. These estimates involve assumptions about future events. The allowance for uncollectible accounts receivable includes assumptions about the future financial condition of the Company's customers and their ability to make required payments. The provision for excess, close-out and slow moving inventory includes assumptions about future demand for the Company’s products and the Company's ability to sell them at a profit.
As a result of lower consumer demand related to the COVID-19 pandemic, the Company tested certain retail locations and their respective lease right-of-use assets for impairment. For the three and nine months ended September 30, 2020, impairment charges for certain underperforming retail stores were $0.1 million and $6.7 million, respectively. These charges were recognized in Selling, general and administrative expenses ("SG&A expense"). Additionally, as a result of the COVID-19 pandemic and a significant decline in projected net sales, the prAna brand's trademark and goodwill were tested for impairment as of March 31, 2020. While no impairment was indicated during the first quarter 2020 tests, the degree by which the fair value of the prAna reporting unit and trademark exceeded their respective carrying values declined from the Company's 2019 impairment test. After performing both qualitative and quantitative analysis, including review of future long-term revenue and cash flow assumptions, the Company concluded a triggering event requiring measurement of the prAna brand's trademark and goodwill for impairment during the quarter ended September 30, 2020 did not occur.
As of September 30, 2020, the Company received or negotiated lease concessions related to the effects of the COVID-19 pandemic on a portion of its stores. In April 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Q&A, Topic 842 and 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. The FASB staff indicated that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. The Company elected to account for lease concessions related to the effects of the COVID-19 pandemic in accordance with the Staff Q&A. For concessions that provide a deferral of payments with no substantive changes to the consideration in the original contract, the Company continues to recognize

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
expense during the deferral period. For concessions in the form of lease abatements, the reduced lease payments are accounted for as reductions to variable lease expense. In the periods presented, lease concessions reducing variable lease expense were not material.
In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the United States on March 27, 2020. The CARES Act provides payroll tax credits for employee retention, deferral of payroll tax payments and several income tax provision modifications. Additionally, there are other subsidies and incentives provided by foreign governments in the countries where the Company conducts business. For the three and nine months ended September 30, 2020, $2.8 million and $7.1 million, respectively, of government subsidies and incentives reduced SG&A expense.
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
The following significant accounting policies have been updated since the Company’s 2019 Annual Report on Form 10-K as a result of the adoption of ASU No. 2016-13 and ASU No. 2018-15, respectively:
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
Cloud Computing Arrangements
The Company’s CCAs primarily relate to various enterprise resource planning systems, as well as other supporting systems. These assets are generally included in Other non-current assets in the Condensed Consolidated Balance Sheets and amortize on a straight-line basis over their assessed useful lives or the term of the underlying cloud computing hosting contract, whichever is shorter. As of September 30, 2020, assets were in-service with useful lives ranging from ten months to five years. As of September 30, 2020, CCA assets consisted of capitalized implementation costs of $24.1 million and associated accumulated amortization of $0.7 million. Changes in these assets are recorded in Other assets within operating activities in the Condensed Consolidated Statements of Cash Flows.

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
The following tables disaggregate the Company's operating segment Net sales by product category and sales channel, which the Company believes provide a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended September 30, 2020
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$332,713	$70,026	$66,160	$41,221	$510,120
Footwear	112,907	20,925	32,999	24,141	190,972
Total	$445,620	$90,951	$99,159	$65,362	$701,092
Sales channel net sales
Wholesale	$282,850	$50,723	$85,074	$52,820	$471,467
Direct-to-consumer	162,770	40,228	14,085	12,542	229,625
Total	$445,620	$90,951	$99,159	$65,362	$701,092

	Three Months Ended September 30, 2019
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$459,633	$93,486	$66,058	$65,532	$684,709
Footwear	121,630	29,760	38,345	32,349	222,084
Total	$581,263	$123,246	$104,403	$97,881	$906,793
Sales channel net sales
Wholesale	$396,275	$77,934	$91,329	$86,993	$652,531
Direct-to-consumer	184,988	45,312	13,074	10,888	254,262
Total	$581,263	$123,246	$104,403	$97,881	$906,793

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Nine months ended September 30, 2020
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$793,846	$193,815	$145,100	$73,445	$1,206,206
Footwear	210,887	67,097	68,198	33,543	379,725
Total	$1,004,733	$260,912	$213,298	$106,988	$1,585,931
Sales channel net sales
Wholesale	$559,052	$139,316	$180,416	$78,546	$957,330
Direct-to-consumer	445,681	121,596	32,882	28,442	628,601
Total	$1,004,733	$260,912	$213,298	$106,988	$1,585,931

	Nine Months Ended September 30, 2019
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,081,942	$267,919	$183,168	$109,909	$1,642,938
Footwear	227,072	89,800	84,110	43,691	444,673
Total	$1,309,014	$357,719	$267,278	$153,600	$2,087,611
Sales channel net sales
Wholesale	$756,558	$200,083	$231,219	$124,119	$1,311,979
Direct-to-consumer	552,456	157,636	36,059	29,481	775,632
Total	$1,309,014	$357,719	$267,278	$153,600	$2,087,611
Performance Obligations
For the three and nine months ended September 30, 2020 and 2019, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.
Contract Balances
As of September 30, 2020, December 31, 2019 and September 30, 2019, contract liabilities included in Accrued liabilities on the Condensed Consolidated Balance Sheets, which consisted of obligations associated with the Company's gift card and customer loyalty programs, were not material.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
NOTE 3—INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following:

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(13,311)	(12,979)
Customer relationships	(16,950)	(15,713)	(15,300)
Total accumulated amortization	(31,148)	(29,024)	(28,279)
Net carrying amount	6,050	8,174	8,919
Intangible assets not subject to amortization	115,421	115,421	115,421
Intangible assets, net	$121,471	$123,595	$124,340
Amortization expense for intangible assets subject to amortization was $0.6 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and was $2.1 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively.
Annual amortization expense is estimated to be as follows for the years 2020 through 2024:

(in thousands)
2020	$2,537
2021	1,650
2022	1,650
2023	1,650
2024	688

NOTE 4—SHORT-TERM BORROWINGS AND CREDIT LINES
At the beginning of 2020, the Company had an unsecured, committed revolving line of credit agreement, maturing on August 1, 2023 with monthly variable commitments available for funding that averaged $50.0 million over the course of a calendar year. In March 2020, the Company entered into a first amendment to its unsecured, committed revolving line of credit agreement to remove the seasonality within the commitment levels and provide $125.0 million in committed borrowing availability through December 31, 2020. In April 2020, the Company entered into a second amended and restated credit agreement (the “restated credit agreement”) which amended and restated the committed revolving line of credit agreement. The restated credit agreement provides for (i) a secured, committed revolving line of credit, maturing on August 1, 2023 with a commitment available for funding of $125.0 million (the "Revolving A Loan"), (ii) a secured, committed revolving line of credit, maturing April 13, 2021, with a commitment available for funding of $400.0 million (the "Revolving B Loan", together with the Revolving A Loan, the "Revolving Loans"), and (iii) an uncommitted $100.0 million incremental facility, which may be added to the Revolving B Loan if it is executed on, upon request by the Company to the administrative agent. Advances under the Revolving Loans can be either LIBOR loans or base rate loans. LIBOR loans bear interest on the outstanding principal amount thereof for each interest period at a rate per annum equal to LIBOR (subject to a LIBOR floor) plus a margin ranging from 2.00% to 2.75% (the "LIBOR Margin"). Base rate loans bear interest on the outstanding principal amount thereof at a rate per annum equal to the LIBOR Margin plus the greater of (i) daily reset one month LIBOR or (ii) in the case of Revolving A Loans, the LIBOR floor; provided that if the lenders are unable to price loans based on LIBOR, base rate loans will bear interest at an interest rate per annum equal to a margin ranging from 1.00% to 1.75% plus the higher of (A) the rate of interest most recently announced by the administrative agent as its prime rate or (B) the federal funds rate plus 1.50%. In addition, the restated credit agreement requires the Company to comply with certain financial covenants. If the Company is in default, it is required to comply with certain restrictions on dividend payments and stock repurchases. In connection with the restated agreement, the Company entered into a collateral agreement under which the obligations of the Company were secured by all assets of the Company and Columbia Brands USA, LLC, except for intellectual property, real property, equity interests in foreign subsidiaries and certain other exclusions. Effective July 10, 2020, the Company entered into a first amendment (the "first amendment") to its restated credit agreement. The first amendment provides for

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
suspensions of and adjustments to the financial covenants beginning on July 1, 2020 through December 31, 2020 (the "covenant suspension period") as follows: (i) the funded debt ratio no longer needs to be maintained during the covenant suspension period, (ii) the interest coverage ratio no longer needs to be maintained during the covenant suspension period, and (iii) the Company must maintain liquidity (inclusive of unrestricted and unencumbered cash-on-hand of the Company and its subsidiaries and, with certain limitations, availability under the revolving credit facilities provided for in the restated credit agreement) of not less than $200.0 million as of each calendar month end during the covenant suspension period. In addition, the minimum LIBOR floors were revised to be 0.50% in the case of both Revolving A and Revolving B loans. The first amendment also provides for a letter of credit facility and contains modifications to certain other negative covenants, including a change to the negative indebtedness covenant to allow for up to $350 million in additional unsecured indebtedness. In connection with the first amendment, the Company amended and restated the collateral agreement, originally dated April 15, 2020 to provide for a pledge by the Company and Columbia Brands USA, LLC of 65% of their equity interests in foreign subsidiaries. At September 30, 2020, the Company was in compliance with all associated covenants, and there was no balance outstanding under these lines and facility.
The Company’s Canadian subsidiary has available an unsecured and uncommitted line of credit, which is payable on demand, guaranteed by the Company, and provides for borrowings up to a maximum of CAD$30.0 million (approximately US$22.4 million) at September 30, 2020. The revolving line accrues interest at the Canadian Prime rate for CAD overdraft borrowings or Bankers' Acceptance rate plus 150 basis points for Bankers' Acceptance loans. As of September 30, 2020, there was no balance outstanding under this line of credit.
At the beginning of 2020, the Company's European subsidiary had two separate unsecured and uncommitted lines of credit, guaranteed by the Company, and provides for borrowings up to a maximum of €25.8 million and €5.0 million. In June 2020, the Company's European subsidiary entered into an agreement which replaced the €5.0 million line with a €4.4 million secured, committed line of credit, and a €0.6 million unsecured and uncommitted line of credit. The combined available borrowings of the three lines was approximately US$36.2 million at September 30, 2020. Borrowings under the €25.8 million line accrue interest at a base rate of 185 basis points plus 200 basis points. Borrowings under the €4.4 million and €0.6 million lines each accrue interest at 75 basis points. As of September 30, 2020, there was no balance outstanding under these facilities.
At the beginning of the third quarter of 2020, the Company’s Japanese subsidiary had available two separate unsecured and uncommitted overdraft facilities guaranteed by the Company providing for borrowing up to a maximum of US$7.0 million and ¥300.0 million. During the third quarter of 2020, the overdraft facility with a maximum borrowing of ¥300.0 million was modified to increase the maximum borrowing to ¥1.5 billion. The combined maximum borrowings of the two lines were approximately US$21.2 million at September 30, 2020. Borrowings under the ¥1.5 billion overdraft facility accrue interest at the Tokyo Interbank Offered Rate plus 0.50 basis points and borrowings under the US$7.0 million overdraft facility accrue interest at 200 basis points. As of September 30, 2020, there was no balance outstanding under these facilities.
The Company’s Korea subsidiary has available an unsecured and uncommitted overdraft facility guaranteed by the Company providing for borrowing up to a maximum of US$20.0 million at September 30, 2020. Borrowings under the overdraft facility accrue interest at the Korea three month CD rate plus 200 basis points. As of September 30, 2020, there was no balance outstanding under this overdraft facility.
At the beginning of the third quarter of 2020, the Company’s Chinese subsidiary had available an unsecured and uncommitted overdraft and clean advance facility guaranteed by the Company providing for borrowings of advances or overdrafts up to a maximum of US$20.0 million at September 30, 2020. Borrowings under the facility accrue interest on advances of RMB at 4.15%, advances of USD based on LIBOR plus 2.0% per annum or overdrafts of RMB based on 110% of the PBOC rate. In September 2020, the Company's Chinese subsidiary entered into an unsecured and uncommitted line of credit, guaranteed by the Company that provides for borrowings up to a maximum of RMB140.0 million. Borrowings under the facility accrue interest at the one year loan prime rate less 10 basis points. The combined available borrowings of the two lines were approximately US$40.5 million at September 30, 2020. As of September 30, 2020, there was no balance outstanding under these facilities.
NOTE 5—INCOME TAXES
For the three months ended September 30, 2020 and 2019, the Company's effective income tax rates were 26.1% and 22.0%, respectively. For the nine months ended September 30, 2020 and 2019, the effective income tax rates were 24.8% and 18.2%, respectively. The increase in the effective income tax rate for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily driven by the change in mix of book income or loss among jurisdictions. The increase in the effective income tax rate for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was driven primarily by the change in mix of book income or loss among jurisdictions, and the recognition in 2019 of a one-time tax benefit related to the passage of a Swiss tax reform package.
Income tax expense, deferred tax assets and related liabilities are based on estimates. In the three months ended March 31, 2020, a $1.5 million valuation allowance adjustment was recorded related to the expected portion of tax benefits that would not be realized in certain foreign jurisdictions based on available evidence. The likelihood of realizing the benefits of the deferred tax assets was assessed as of

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2020 and no additional valuation allowance adjustment was recorded. The Company will continue to monitor the realizability of deferred tax assets, particularly in certain foreign jurisdictions where the economic impacts of the COVID-19 pandemic may result in net operating losses. The ability to recover these deferred tax assets depends on several factors, including results of operations and the ability to project future taxable income in those jurisdictions. If it is determined that some additional portion of the tax benefits will not be realized, valuation allowance would be recorded, which would increase income tax expense. Total deferred tax assets as of September 30, 2020 were approximately $77.1 million, of which approximately $7.7 million related to foreign jurisdictions where the Company expects to incur significant net operating losses in the near term, although the risks of failing to realize these benefits vary across jurisdictions.
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
A reconciliation of product warranties is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$13,334	$13,186	$14,466	$13,186
Provision for warranty claims	525	645	1,430	3,140
Warranty claims	(493)	(440)	(2,378)	(2,899)
Other	175	(180)	23	(216)
Balance at end of period	$13,541	$13,211	$13,541	$13,211

NOTE 7—COMMITMENTS AND CONTINGENCIES
The Company is a party to various legal claims, actions and complaints from time to time. Although the ultimate resolution of legal proceedings cannot be predicted with certainty, management believes that disposition of these matters will not have a material adverse effect on the Company's condensed consolidated financial statements.
NOTE 8—SHAREHOLDERS' EQUITY
Since the inception of the Company's stock repurchase plan in 2004 through September 30, 2020, the Company's Board of Directors has authorized the purchase of $1.1 billion of the Company's common stock. As of September 30, 2020, the Company had repurchased 26.8 million shares under this program at an aggregate purchase price of $1,017.8 million. Shares repurchased generally settle subsequent to the trade date. Shares of the Company's common stock may be repurchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time. During the three months ended March 31, 2020, the Company repurchased an aggregate of $132.9 million of common stock under the stock repurchase plan authorized by the Company's Board of Directors and a pre-established written trading plan. In mid-March 2020, to reduce capital outflows and preserve capital, the Company suspended share repurchases. The Company did not repurchase common stock during the three months ended September 30, 2020.
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

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock-based compensation expense
Stock-based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Stock options	$1,775	$1,509	$5,234	$4,600
Restricted stock units	3,315	2,869	7,568	8,559
Total	$5,090	$4,378	$12,802	$13,159
Stock Options
During the nine months ended September 30, 2020, the Company granted a total of 660,071 stock options at a weighted average grant date fair value of $14.67. As of September 30, 2020, unrecognized costs related to outstanding stock options totaled $13.3 million, before any related tax benefit. As of September 30, 2020, unrecognized costs related to stock options are expected to be recognized over a weighted average period of 2.59 years.
Restricted Stock Units
During the nine months ended September 30, 2020, the Company granted 209,972 restricted stock units at an estimated average grant date fair value of $79.43. As of September 30, 2020, unrecognized costs related to outstanding restricted stock units totaled $21.5 million, before any related tax benefit. As of September 30, 2020, unrecognized costs related to restricted stock units are expected to be recognized over a weighted average period of 2.34 years.
NOTE 10—EARNINGS PER SHARE
Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.
A reconciliation of common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Weighted average shares of common stock outstanding, used in computing basic earnings per share	66,179	67,593	66,427	67,935
Effect of dilutive stock options and restricted stock units	358	587	380	685
Weighted average shares of common stock outstanding, used in computing diluted earnings per share	66,537	68,180	66,807	68,620
Earnings per share of common stock:
Basic	$0.95	$1.76	$0.18	$3.19
Diluted	$0.94	$1.75	$0.18	$3.15
Stock options, service-based restricted stock units, and performance-based restricted stock units representing 1,156,073 and 1,282,086 shares of common stock for the three and nine months ended September 30, 2020, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would have been anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.
Stock options, service-based restricted stock units, and performance-based restricted stock units representing 440,993 and 378,617 shares of common stock for the three and nine months ended September 30, 2019, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would have been anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.
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

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth the changes in Accumulated other comprehensive loss for the three months ended September 30, 2020:

(in thousands)	Unrealized losses on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at June 30, 2020	$(4)	$16,145	$(22,001)	$(5,860)
Other comprehensive income (loss) before reclassifications	—	(6,398)	11,175	4,777
Amounts reclassified from accumulated other comprehensive loss(1)	—	(5,287)	—	(5,287)
Net other comprehensive income (loss) during the period	—	(11,685)	11,175	(510)
Balance at September 30, 2020	$(4)	$4,460	$(10,826)	$(6,370)
(1)Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the Condensed Consolidated Statements of Operations. Refer to Note 13 for further information regarding classifications.
The following table sets forth the changes in Accumulated other comprehensive loss for three months ended September 30, 2019:

(in thousands)	Unrealized losses on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at June 30, 2019	$(4)	$11,317	$(12,611)	$(1,298)
Other comprehensive income (loss) before reclassifications	—	6,315	(8,389)	(2,074)
Amounts reclassified from accumulated other comprehensive loss(1)	—	(3,901)	—	(3,901)
Net other comprehensive income (loss) during the period	—	2,414	(8,389)	(5,975)
Balance at September 30, 2019	$(4)	$13,731	$(21,000)	$(7,273)
(1)Amounts reclassified are recorded in Net sales or Cost of sales on the Condensed Consolidated Statements of Operations. Refer to Note 13 for further information regarding classifications.
The following table sets forth the changes in Accumulated other comprehensive loss for the nine months ended September 30, 2020:

(in thousands)	Unrealized losses on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2019	$(4)	$9,482	$(13,903)	$(4,425)
Other comprehensive income before reclassifications	—	4,617	3,077	7,694
Amounts reclassified from accumulated other comprehensive loss(1)	—	(9,639)	—	(9,639)
Net other comprehensive income (loss) during the period	—	(5,022)	3,077	(1,945)
Balance at September 30, 2020	$(4)	$4,460	$(10,826)	$(6,370)
(1)Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the Condensed Consolidated Statements of Operations. Refer to Note 13 for further information regarding classifications.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table sets forth the changes in Accumulated other comprehensive loss for the nine months ended September 30, 2019:

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2018	$(60)	$11,964	$(15,967)	$(4,063)
Other comprehensive income (loss) before reclassifications	56	9,119	(5,033)	4,142
Amounts reclassified from accumulated other comprehensive loss(1)	—	(7,253)	—	(7,253)
Net other comprehensive income (loss) during the period	56	1,866	(5,033)	(3,111)
Purchase of non-controlling interest	—	(99)	—	(99)
Balance at September 30, 2019	$(4)	$13,731	$(21,000)	$(7,273)
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
The geographic distribution of the Company's Net sales and Income from operations in the Condensed Consolidated Statements of Operations are summarized in the following table for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net sales to unrelated entities:
U.S.	$445,620	$581,263	$1,004,733	$1,309,014
LAAP	90,951	123,246	260,912	357,719
EMEA	99,159	104,403	213,298	267,278
Canada	65,362	97,881	106,988	153,600
	$701,092	$906,793	$1,585,931	$2,087,611
Segment income from operations:
U.S.	$96,577	$156,190	$118,454	$298,366
LAAP	4,736	17,081	8,690	53,822
EMEA	18,959	18,162	19,032	36,905
Canada	19,767	27,024	15,142	30,417
Total segment income from operations	140,039	218,457	161,318	419,510
Unallocated corporate expenses	(54,396)	(66,442)	(147,962)	(163,172)
Interest income (expense), net	(280)	1,399	728	7,370
Other non-operating income (expense), net	(465)	(563)	2,208	915
Income before income tax	$84,898	$152,851	$16,292	$264,623
Concentrations
The Company had one customer that accounted for 11.4% of Accounts receivable, net of allowance on the Condensed Consolidated Balance Sheets as of September 30, 2020. The Company had one customer that accounted for 13.9% of Accounts receivable, net of allowance as of December 31, 2019. No single customer accounted for 10% or more of Accounts receivable, net of allowance as of September 30, 2019. No

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

single customer accounted for 10% or more of Net sales in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 or 2019.
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated United States dollar inventory purchases. Subsidiaries that use United States dollars and euros as their functional currency also have non-functional currency denominated sales for which the Company hedges the Canadian dollar and Great British pound. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, prior to June 2019, the time value components ("forward points") were excluded from the determination of hedge effectiveness and included in current period Cost of sales for hedges of anticipated United States dollar inventory purchases and in Net sales for hedges of anticipated non-functional currency denominated sales on a straight-line basis over the life of the contract. Effective June 2019, the forward points are included in the fair value of the cash flow hedge on a prospective basis. These costs or benefits will be included in Accumulated other comprehensive loss until the underlying hedge transaction is recognized in either Net sales or Cost of sales, at which time the forward points will also be recognized as a component of Net income.
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
The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$419,402	$471,822	$412,041
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	224,573	214,086	235,945
At September 30, 2020, $5.1 million of deferred net gains on both outstanding and matured derivatives recorded in Other comprehensive loss are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the Condensed Consolidated Statements of Operations. Actual amounts ultimately reclassified to Net sales or Cost of sales in the Condensed Consolidated Statements of Comprehensive Income are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At September 30, 2020, the Company's derivative contracts had a remaining maturity of less than four years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $2.9 million at September 30, 2020. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	September 30, 2020	December 31, 2019	September 30, 2019
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$4,729	$11,855	$16,603
Currency forward contracts	Other non-current assets	3,454	4,159	4,830
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	2,034	1,313	201
Currency forward contracts	Other long-term liabilities	1,186	768	109
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	2,211	2,146	1,857
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	381	953	320
The following table presents the statement of operations effect and classification of derivative instruments:

	Statement of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2020	2019	2020	2019
Currency Forward and Option Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive loss, net of tax	—	$(6,398)	$6,315	$4,617	$9,119
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Net sales	80	172	123	282
Gain reclassified from accumulated other comprehensive income or loss to income for the effective portion	Cost of sales	6,906	5,087	11,527	7,208
Gain reclassified from accumulated other comprehensive income or loss to income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	60	—	1,177	—
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	—	—	—	(31)
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	—	—	—	2,380
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating income (expense), net	(1,795)	1,855	(465)	1,281

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
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$56,337	$—	$—	$56,337
Other short-term investments:
Money market funds	70	—	—	70
Mutual fund shares	1,025	—	—	1,025
Other current assets:
Derivative financial instruments	—	6,940	—	6,940
Other non-current assets:
Money market funds	4,621	—	—	4,621
Mutual fund shares	11,974	—	—	11,974
Derivative financial instruments	—	3,454	—	3,454
Total assets measured at fair value	$74,027	$10,394	$—	$84,421
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$2,415	$—	$2,415
Other long-term liabilities:
Derivative financial instruments	—	1,186	—	1,186
Total liabilities measured at fair value	$—	$3,601	$—	$3,601

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$288,926	$—	$—	$288,926
United States government treasury bills	—	34,928	—	34,928
Commercial paper	—	33,587	—	33,587
Other short-term investments:
Mutual fund shares	1,668	—	—	1,668
Other current assets:
Derivative financial instruments	—	14,001	—	14,001
Other non-current assets:
Money market funds	1,792	—	—	1,792
Mutual fund shares	12,172	—	—	12,172
Derivative financial instruments	—	4,159	—	4,159
Total assets measured at fair value	$304,558	$86,675	$—	$391,233
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$2,266	$—	$2,266
Other long-term liabilities:
Derivative financial instruments	—	768	—	768
Total liabilities measured at fair value	$—	$3,034	$—	$3,034
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 were as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$72,941	$—	$—	$72,941
Other short-term investments:
Mutual funds shares	1,477	—	—	1,477
Other current assets:
Derivative financial instruments	—	18,460	—	18,460
Other non-current assets:
Money market funds	1,528	—	—	1,528
Mutual fund shares	11,362	—	—	11,362
Derivative financial instruments	—	4,830	—	4,830
Total assets measured at fair value	$87,308	$23,290	$—	$110,598
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$521	$—	$521
Other long-term liabilities:
Derivative financial instruments	—	109	—	109
Total liabilities measured at fair value	$—	$630	$—	$630

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Non-recurring Fair Value Measurements
Certain non-financial assets are measured at fair value on a non-recurring basis, primarily long-lived assets, intangible assets, goodwill, and lease right-of-use assets. In connection with periodic evaluations for potential impairment, the inputs used to measure the fair value of these assets are primarily unobservable inputs and, as such, considered Level 3 fair value measurements. See Note 1 for discussion of 2020 impairment charges.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This quarterly report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including statements regarding consumer demand, capital outflows, operating expense, our ability to manage credit risk, sales volumes, inventory production and fulfillment, marketing strategies, income from operations, net sales, profitability, cash and our ability to meet our cash needs. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may", and other words and terms of similar meaning or reference future dates. Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis; however, each forward-looking statement involves a number of risks and uncertainties, including those described in Part II, Item 1A, Risk Factors in this quarterly report. We caution that forward-looking statements are inherently less reliable than historical information. We do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or expectations. New factors emerge from time to time and it is not possible for us to predict or assess the effects of all such factors or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
Our Business
As one of the largest outdoor, active and everyday lifestyle apparel and footwear companies in the world, we design, develop, market, and distribute outdoor, active and everyday lifestyle apparel, footwear, accessories, and equipment primarily under the Columbia, SOREL, Mountain Hardwear, and prAna brands. Our products are sold through a mix of wholesale distribution channels, our own direct-to-consumer ("DTC") businesses and independent international distributors. In addition, we license some of our trademarks across a range of apparel, footwear, accessories, equipment, and home products.
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
Lower consumer demand related to the COVID-19 pandemic began to impact our financial performance in China in late January, Korea and Japan in early February and North America and Europe in March, due to store closures, reduced operating hours and decreased retail traffic. In addition, many of our wholesale customers and international distributors experienced a similar timeline and closed stores or reduced operating hours, resulting in lower than expected sales, cancellation of orders and a slowing of receipt of shipments of our products.
The vast majority of our stores closed due to the pandemic and reopened in China and Korea by late April and in the U.S., Europe, Japan, and Canada predominantly within the May and June timeframe. Throughout the third quarter 2020, while there were isolated temporary store closures from local regulations or safety concerns, the vast majority of our owned stores remained open. Overall, our store retail traffic trends remain well below prior year levels. We continue to restrict store capacity to accommodate social distancing measures, which is impacting the performance of our retail operations. Stores in destination locations and tourist-dependent markets remain some of the most severely impacted stores within our fleet.
Throughout the first nine months of 2020, our global DTC e-commerce business remained operational, supported by the employees in our distribution centers and call centers. During the third quarter, our DTC e-commerce business grew 55% year-over-year and represented 12%

of our global net sales during the quarter. We anticipate our global e-commerce sales growth to remain high for the remainder of the year compared to 2019.
While work has been done throughout the pandemic to mitigate its effect on our inventory supply, the combined effect of retail stores closures and the resulting decrease in consumer demand, as well as actions taken by our wholesale customers to preserve their capital and liquidity, caused higher than normal inventory levels. We received significant order cancellations during the first half of 2020, and, simultaneously, curtailed planned inventory purchases. Our unsold inventory as of September 30, 2020 was slightly elevated compared to September 2019. Nonetheless, it has declined sequentially compared to June 30, 2020. We anticipate profitably selling the remaining inventory in current and future seasons by leveraging our wholesale customers, DTC e-commerce platforms and stores, the majority of which are outlet stores. We expect earlier holiday marketing and promotional activities as retailers seek to mitigate social distancing and shipping capacity constraints to encourage consumers to stretch holiday shopping over a longer time period.
The COVID-19 pandemic also impacted our distribution centers, call centers, retail stores, third-party manufacturing partners and other vendors, due to the effects of facility closures, reductions in operating hours, labor and equipment shortages, port congestion, and real time changes in operating procedures to comply with local government guidelines, while maintaining enhanced health and safety protocols. Our work-from-home policies continue in many regions, including the United States.
In response to the uncertainty of the pandemic described above, we enhanced our liquidity position during the year by taking various actions, including:
•increasing our total available committed and uncommitted credit lines and facilities to provide approximately $665 million of borrowing capacity, of which $530 million is committed and available;
•suspending the quarterly dividend and share repurchases; and
•reducing planned capital expenditures.
We have initiated numerous cost containment measures across the organization, including lowering personnel related expenses, reducing demand creation spend, and minimizing discretionary expenditures. These measures reflect our effort to lower 2020 operating expenses by more than $100 million compared to last year, before expenses related to the COVID-19 pandemic. We are executing cost reduction and resource allocation actions that will impact our cost structure for 2021 and beyond. While certain of these cost containment actions will result in permanent expense reductions, a significant portion of these costs will likely return in 2021, including incentive compensation expense and certain discretionary expenses, such as travel costs. We are executing these actions to ensure the business is structured for sustainable and profitable growth in the face of the evolving market landscape.
See the Liquidity and Capital Resources section below for additional information.
Business Outlook
The ongoing business disruption and uncertainty surrounding the pandemic makes it difficult to predict our future results. Although our financial performance has been impacted by the pandemic, we anticipate 2020 profitability to be heavily concentrated in the second half of the year. Absent further deterioration in trends due to the pandemic, we anticipate continued sequential improvement in our fundamental operating and financial performance in the fourth quarter. We anticipate sales volumes to remain below prior year levels in the fourth quarter. We expect future material financial impacts associated with the COVID-19 pandemic, including, but not limited to, lower global net sales, the delay of inventory production and fulfillment, and costs associated with the COVID-19 pandemic.
Factors that could significantly affect our full year 2020 financial results include:
•lower consumer demand as a result of effects from the COVID-19 pandemic and/or related governmental actions and regulations;
•growth, performance and profitability of our global DTC operations, including depressed consumer traffic in our retail stores and recent elevated DTC e-commerce growth trends;
•our ability to staff and operate our distribution centers to fulfill DTC e-commerce demand while providing a safe working environment with adequate social distancing and other safety precautions;
•equipment and labor capacity of third-party logistics providers to service the demands of our business and the retail industry generally;
•increasing consumer expectations and competitive pressures related to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges and other evolving expectations;
•impairment of long-lived assets, operating lease right-of-use assets, intangible assets and/or goodwill;
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

•the stability of our DTC e-commerce platforms and continued optimization of our North America retail information technology systems;
•difficult economic, geopolitical and competitive environments in certain key markets globally, coupled with increasing global economic uncertainty; and
•economic and industry trends affecting consumer traffic and spending in brick and mortar retail channels, which have created uncertainty regarding the long-term financial health of certain of our wholesale customers, and, in certain cases, may require cancellation of customer shipments and/or increased credit exposure associated with any such shipments.
Strategic Priorities
We are committed to driving sustainable and profitable long-term growth and investing in our strategic priorities to:
•drive brand awareness and sales growth through increased, focused demand creation investments;
•enhance consumer experience and digital capabilities in all of our channels and geographies;
•expand and improving global DTC operations with supporting processes and systems; and
•invest in our people and optimizing our organization across our portfolio of brands.
Capital Allocation
We are committed to maintaining a strong balance sheet in order to provide ourselves with maximum strategic flexibility and access to additional liquidity, if warranted. In response to the COVID-19 pandemic, we immediately shifted our capital allocation strategies to reduce capital outflows. As our business recovers from the pandemic and cash flows become more reliable and predictable, we will review our strategy to return value to shareholders. This includes management's review of resuming our share repurchase program and our Board of Directors' review of reinstating quarterly dividends.
Experience First ("X1")
During 2018, we commenced investment in our X1 initiative, which is designed to enhance our e-commerce systems to take advantage of the changes in consumer browsing and purchasing behaviors towards mobile devices. It encompasses re-implementation of our e-commerce platforms to offer improved search, browsing, checkout, mobile payment tenders, and customer care experiences for mobile shoppers. In 2019, we implemented X1 across 10 countries in Europe-Direct and for the prAna brand in the U.S. In the third quarter of 2020, we implemented X1 in North America for the Columbia, SOREL and Mountain Hardwear brands. Going forward, we are focused on optimizing the X1 platform.
Results of Operations
The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and accompanying. Notes that appear in Part I, Item 1, Financial Statements in this quarterly report. All references to quarters relate to the quarter ended September 30 of the particular year.
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
Highlights of the Third Quarter of 2020
Lower net sales and profitability in third quarter 2020 compared to third quarter 2019 primarily reflect the ongoing negative effects of the COVID-19 pandemic.
•Net sales decreased $205.7 million, or 23%, to $701.1 million from $906.8 million in the third quarter of 2019.
•Income from operations decreased $66.4 million, or 44%, to $85.6 million from $152.0 million in the third quarter of 2019.
•Net income decreased $56.5 million, or 47%, to $62.8 million, or $0.94 per diluted share, from $119.3 million, or $1.75 per diluted share, in the third quarter of 2019.

The following table sets forth, for the periods indicated, the percentage relationship to net sales of specified items in our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.1	50.7	52.0	50.3
Gross profit	48.9	49.3	48.0	49.7
Selling, general and administrative expenses	37.3	33.0	47.6	37.9
Net licensing income	0.6	0.5	0.4	0.5
Income from operations	12.2	16.8	0.8	12.3
Interest income (expense), net	—	0.2	0.1	0.4
Other non-operating income (expense), net	(0.1)	(0.1)	0.1	—
Income before income tax	12.1	16.9	1.0	12.7
Income tax expense	(3.1)	(3.7)	(0.2)	(2.3)
Net income	9.0%	13.2%	0.8%	10.4%

Results of Operations — Consolidated
Quarter Ended September 30, 2020 Compared to Quarter Ended September 30, 2019
Net Sales: Consolidated net sales decreased $205.7 million, or 23%, to $701.1 million for the third quarter of 2020 from $906.8 million for the comparable period in 2019. The overall decrease primarily reflects the negative impacts from the ongoing COVID-19 pandemic.
Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended September 30,
	Reported Net Sales	Adjust for Foreign Currency Translation	Constant-currency Net Sales	Reported Net Sales	Reported Net Sales	Constant-currency Net Sales
(In millions, except for percentage changes)	2020		2020(1)	2019	% Change	% Change(1)
Brand Net Sales:
Columbia	$559.7	$(3.3)	$556.4	$729.5	(23)%	(24)%
SOREL	91.5	(0.5)	91.0	116.1	(21)%	(22)%
prAna	30.5	—	30.5	38.5	(21)%	(21)%
Mountain Hardwear	19.4	(0.1)	19.3	22.7	(15)%	(15)%
Total	$701.1	$(3.9)	$697.2	$906.8	(23)%	(23)%

Product Category Net Sales:
Apparel, Accessories and Equipment	$510.2	$(2.8)	$507.4	$684.7	(25)%	(26)%
Footwear	190.9	(1.1)	189.8	222.1	(14)%	(15)%
Total	$701.1	$(3.9)	$697.2	$906.8	(23)%	(23)%

Channel Net Sales:
Wholesale	$471.5	$(3.2)	$468.3	$652.6	(28)%	(28)%
DTC	229.6	(0.7)	228.9	254.2	(10)%	(10)%
Total	$701.1	$(3.9)	$697.2	$906.8	(23)%	(23)%
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
Gross Profit: Gross profit as a percentage of net sales contracted to 48.9% in the third quarter of 2020 from 49.3% for the comparable period in 2019, primarily due to lower DTC product margins reflecting elevated promotional activity and freight costs.
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
SG&A expense decreased $38.1 million, or 13%, to $261.2 million, or 37.3% of net sales, for the third quarter of 2020, from $299.2 million, or 33.0% of net sales, for the comparable period in 2019, primarily reflecting:
•decreased demand creation;
•lower retail expenses, primarily resulting from lower personnel expenses; and
•decreased information technology project-related expenses; partially offset by
•other expenses related to the COVID-19 pandemic.
In March 2020, we initiated numerous cost containment measures across the organization to mitigate the impacts of COVID-19 on our business. See additional discussion of these measures in the Impacts of COVID-19 discussion above.
Income from Operations: Income from operations was $85.6 million, or 12.2% of net sales, in the third quarter of 2020 compared to income from operations of $152.0 million, or 16.8% of net sales, in the comparable period in 2019.
Income Tax Expense: Income tax expense was $22.1 million for the third quarter of 2020, compared to $33.6 million for the comparable period in 2019. Our effective income tax rate was 26.1% for the third quarter of 2020, compared to 22.0% for the same period in 2019. Our effective tax rate increased compared to prior year primarily due to the change in mix of book income or loss among jurisdictions.
Net Income: Net income was $62.8 million, or $0.94 per diluted share, for the third quarter of 2020 compared to $119.3 million, or $1.75 per diluted share, for the comparable period in 2019.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Net Sales: Consolidated net sales decreased $501.7 million, or 24%, to $1,585.9 million for the nine months ended September 30, 2020 from $2,087.6 million for the comparable period in 2019. The decrease primarily reflects the impact of the ongoing COVID-19 pandemic, resulting in temporary store closures, including our wholesale customers' stores, and lower consumer demand. Net sales decreased across all regions, brands and product categories, primarily in the U.S. wholesale, U.S. DTC and LAAP businesses.
Net sales by brand, product category and channel are summarized in the following table:

	Nine Months Ended September 30,
	Reported Net Sales	Adjust for Foreign Currency Translation	Constant-currency Net Sales	Reported Net Sales	Reported Net Sales	Constant-currency Net Sales
(In millions, except for percentage changes)	2020		2020(1)	2019	% Change	% Change(1)
Brand Net Sales:
Columbia	$1,297.2	$1.5	$1,298.7	$1,736.6	(25)%	(25)%
SOREL	143.5	(0.4)	143.1	170.7	(16)%	(16)%
prAna	94.7	—	94.7	118.4	(20)%	(20)%
Mountain Hardwear	50.5	0.1	50.6	61.9	(18)%	(18)%
Total	$1,585.9	$1.2	$1,587.1	$2,087.6	(24)%	(24)%

Product Category Net Sales:
Apparel, Accessories and Equipment	$1,206.2	$0.8	$1,207.0	$1,642.9	(27)%	(27)%
Footwear	379.7	0.4	380.1	444.7	(15)%	(15)%
Total	$1,585.9	$1.2	$1,587.1	$2,087.6	(24)%	(24)%

Channel Net Sales:
Wholesale	$957.3	$(0.6)	$956.7	$1,312.0	(27)%	(27)%
DTC	628.6	1.8	630.4	775.6	(19)%	(19)%
Total	$1,585.9	$1.2	$1,587.1	$2,087.6	(24)%	(24)%
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
Gross Profit: Gross profit as a percentage of net sales, decreased to 48.0% in the nine months ended September 30, 2020, from 49.7% for the comparable period in 2019, primarily reflecting:
•lower wholesale product margins resulting from higher close-out sales mix; and
•lower DTC product margins, reflecting elevated promotional activity; partially offset by
•favorable sales mix, resulting from a higher proportion of DTC e-commerce sales, which generally carry higher gross margins.
Selling, General and Administrative Expense: SG&A expense decreased $36.1 million, or 4.6%, to $755.7 million, or 47.6% of net sales, for the nine months ended September 30, 2020, from $791.8 million, or 37.9% of net sales, for the comparable period in 2019, primarily reflecting:
•lower retail expenses of $26.7 million, primarily resulting from lower personnel expenses due to store closures;
•decreased demand creation of $22.0 million;
•discretionary expenses associated with cost containment efforts; and
•lower incentive compensation; partially offset by
•increased bad debt expense of $24.7 million, reflecting heightened accounts receivable risk resulting from the ongoing COVID-19 pandemic; and
•increased other expenses of $21.7 million related to the COVID-19 pandemic.
In March 2020, we initiated numerous cost containment measures across the organization to mitigate the impacts of COVID-19 on our business. See additional discussion of these measures in the Impacts of COVID-19 discussion above.
Income from Operations: Income from operations was $13.4 million, or 0.8% of net sales, for the nine months ended September 30, 2020 compared to income from operations of $256.3 million, or 12.3% of net sales for the comparable period in 2019.

Income Tax Expense: Income tax expense was $4.0 million for the nine months ended September 30, 2020 compared to $48.2 million for the comparable period in 2019. Our effective income tax rate was 24.8% for the nine months ended September 30, 2020 compared to 18.2% for the same prior year in 2019. Our effective income tax rate for the nine months ended September 30, 2020 increased compared to prior year primarily due to the change in mix of book income or loss among jurisdictions, as well as the favorable impact of the passage of a Swiss tax reform package on our effective income tax rate for the comparable period in 2019.
Net Income: Net income was $12.3 million, or $0.18 per share, for the nine months ended September 30, 2020 compared to net income of $216.5 million, or $3.15 per diluted share, for the comparable period in 2019.
Results of Operations — Segment
Quarter Ended September 30, 2020 Compared to Quarter Ended September 30, 2019
Net Sales by Geographic Region: Net sales by geographic region are summarized in the following table:

	Three Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2020	Translation	2020(1)	2019	% Change	% Change(1)
U.S.	$445.6	$—	$445.6	$581.3	(23)%	(23)%
LAAP	90.9	(0.6)	90.3	123.2	(26)%	(27)%
EMEA	99.2	(3.6)	95.6	104.4	(5)%	(8)%
Canada	65.4	0.3	65.7	97.9	(33)%	(33)%
	$701.1	$(3.9)	$697.2	$906.8	(23)%	(23)%
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
Unless otherwise noted below, lower net sales primarily reflects the ongoing negative effects of the COVID-19 pandemic compared to the same period in 2019.
•U.S. net sales decreased $135.7 million, or 23%, to $445.6 million for the third quarter of 2020 from $581.3 million for the comparable period in 2019. The U.S. net sales decrease was driven primarily by lower net sales in the U.S. wholesale business, and, to a lesser extent, lower net sales in the U.S. DTC business. The net sales decrease in the U.S. DTC business was driven by decreased net sales from retail stores, partially offset by increased net sales from our e-commerce business.
•LAAP region net sales decreased $32.3 million, or 26% (27% constant-currency), to $90.9 million for the third quarter of 2020 from $123.2 million for the comparable period in 2019. The net sales decrease in the LAAP region was primarily driven by decreased net sales in our China, Japan and LAAP distributor businesses, and to a lesser extent, decreased net sales in our Korea business.
•EMEA region net sales decreased $5.2 million, or 5% (8% constant-currency), to $99.2 million for the third quarter of 2020 from $104.4 million for the comparable period in 2019. The net sales decrease in the EMEA region was driven by decreased net sales in our Europe-direct business, partially offset by increased net sales in our EMEA distributor business resulting from a greater portion of Fall 2020 shipments falling into the third quarter 2020 compared to Fall 2019 shipments in the prior year.
•Canada net sales decreased $32.5 million, or 33%, to $65.4 million for the third quarter of 2020 from $97.9 million for the comparable period in 2019. The net sales decrease in Canada was primarily driven by decreased net sales in our wholesale business.
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

The following table presents segment income from operations for each reportable segment:

	Three Months Ended September 30,
(In millions, except for percentage changes)	2020	2019	Change ($)
U.S.	$96.6	$156.2	$(59.6)
LAAP	4.7	17.1	(12.4)
EMEA	19.0	18.2	0.8
Canada	19.7	27.0	(7.3)
Total segment income from operations	140.0	218.5	(78.5)
Unallocated corporate expenses	(54.4)	(66.5)	(12.1)
Income from operations	$85.6	$152.0	$(66.4)
Unless otherwise noted below, lower income from operations primarily reflects the ongoing negative effects of the COVID-19 pandemic compared to the same period in 2019.
•U.S. income from operations of $96.6 million, or 21.7% of net sales, for the third quarter of 2020 decreased $59.6 million from $156.2 million, or 26.9% of net sales, for the comparable period in 2019. The decrease in operating income primarily reflects the fixed cost base of our U.S. operations coupled with a significant decline in sales due to the COVID-19 pandemic. Gross margin contracted due to increased promotional activity to drive consumer demand in our U.S. DTC business, primarily for U.S. retail stores. U.S. SG&A expense increased as a percentage of net sales to 28.5% for the third quarter of 2020, compared to 23.1% for the same period in 2019. U.S. SG&A expense for the third quarter of 2020 included COVID-19 related expenses.
•LAAP income from operations of $4.7 million, or 5.2% of net sales, for the third quarter of 2020 decreased $12.4 million from $17.1 million, or 13.9% of net sales, for the comparable period in 2019. The decrease resulted from a decline in net sales primarily reflecting the impact of the COVID-19 pandemic and lower gross margin due to increased promotions and discounts to drive consumer demand and liquidate excess inventories. LAAP SG&A expense increased as a percentage of net sales to 46.6% for the third quarter of 2020 compared to 39.4% for the same period in 2019.
•EMEA income from operations of $19.0 million, or 19.1% of net sales, for the third quarter of 2020 increased $0.8 million from $18.2 million, or 17.4% of net sales, for the comparable period in 2019. The increase was driven by increased gross margin due to favorable comparisons to last year and SG&A expense leverage. EMEA SG&A expense decreased as a percentage of net sales to 26.3% for the third quarter of 2020 compared to 27.6% for the same period of 2019.
•Canada income from operations of $19.7 million, or 30.2% of net sales, for the third quarter of 2020 decreased $7.3 million from $27.0 million, or 27.6% of net sales, for the comparable period in 2019. The decrease was primarily driven by decreased wholesale net sales from order cancellations received earlier in the year, partially offset by increased gross margin. Canada SG&A expense increased as a percentage of net sales to 17.5% for the third quarter of 2020 compared to 16.9% for the same period of 2019.
Unallocated corporate expenses decreased by $12.1 million to $54.4 million for the third quarter of 2020 from $66.5 million for the comparable period in 2019.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Net Sales by Geographic Region: Net sales by geographic region are summarized in the following table:

	Nine Months Ended September 30,
		Adjust for	Constant-			Constant-
	Reported	Foreign	currency	Reported	Reported	currency
	Net Sales	Currency	Net Sales	Net Sales	Net Sales	Net Sales
(In millions, except for percentage changes)	2020	Translation	2020(1)	2019	% Change	% Change(1)
U.S.	$1,004.7	$—	$1,004.7	$1,309.0	(23)%	(23)%
LAAP	260.9	2.7	263.6	357.7	(27)%	(26)%
EMEA	213.3	(1.7)	211.6	267.3	(20)%	(21)%
Canada	107.0	0.2	107.2	153.6	(30)%	(30)%
	$1,585.9	$1.2	$1,587.1	$2,087.6	(24)%	(24)%
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

•U.S. net sales decreased $304.3 million, or 23%, to $1,004.7 million for the nine months ended September 30, 2020 from $1,309.0 million for the comparable period in 2019. U.S. net sales decreased in our U.S. wholesale and DTC businesses primarily reflecting the ongoing impacts from the COVID-19 pandemic, including actions taken to curtail purchases of Fall 2020 inventory and rationalize our Fall 2020 order book. The net sales decrease in the U.S. DTC business was driven by decreased net sales from retail stores, partially offset by increased net sales from our e-commerce business.
•LAAP region net sales decreased $96.8 million, or 27% (26% constant-currency), to $260.9 million for the nine months ended September 30, 2020 from $357.7 million for the comparable period in 2019. The net sales decrease in the LAAP region was primarily driven by decreased net sales in our China and Japan businesses, and to a lesser extent, decreased net sales in the LAAP distributors and Korea businesses.
•EMEA region net sales decreased $54.0 million, or 20% (21% constant-currency), to $213.3 million for the nine months ended September 30, 2020 from $267.3 million for the comparable period in 2019. The net sales decrease in the EMEA region was led by decreased net sales in our Europe-direct business, followed by our EMEA distributor business.
•Canada net sales decreased $46.6 million, or 30%, to $107.0 million for the nine months ended September 30, 2020 from $153.6 million for the comparable period in 2019. The net sales decrease in Canada was primarily driven by decreased net sales in our wholesale business.
Segment Income from Operations: The following table presents segment income from operations for each reportable segment:

	Nine Months Ended September 30,
(In millions, except for percentage changes)	2020	2019	Change ($)
U.S.	$118.5	$298.4	$(179.9)
LAAP	8.7	53.8	(45.1)
EMEA	19.0	36.9	(17.9)
Canada	15.1	30.4	(15.3)
Total segment income from operations	161.3	419.5	(258.2)
Unallocated corporate expenses	(147.9)	(163.2)	(15.3)
Income from operations	$13.4	$256.3	$(242.9)
Unless otherwise noted below, segment income from operations within all regions decreased due to the impact of temporary store closures, including our wholesale customers' stores, lower consumer demand, higher inventory reserves and increased bad debt expenses primarily resulting from the ongoing COVID-19 pandemic, compared to strong sales performance for the comparable period in 2019.
•U.S. income from operations decreased $179.9 million to $118.5 million, or 11.8% of net sales, for the nine months ended September 30, 2020 from $298.4 million, or 22.8% of net sales, for the comparable period in 2019. The decrease was driven primarily by decreased net sales combined with decreased gross margin, increased provisions for uncollectible accounts receivable, and COVID-19 related expenses, including catastrophic paid leave and furlough pay as well as severance and other pandemic related costs. U.S. SG&A expense increased as a percentage of net sales to 37.3% for the nine months ended September 30, 2020 compared to 27.4% for the same period in 2019.
•LAAP income from operations decreased $45.1 million to $8.7 million, or 3.3% of net sales, for the nine months ended September 30, 2020 from $53.8 million, or 15.0% of net sales, for the comparable period in 2019. The decrease primarily resulted from decreased net sales combined with decreased gross margin. LAAP SG&A expense increased as a percentage of net sales to 48.5% for the nine months ended September 30, 2020 compared to 40.4% for the same period in 2019.
•EMEA income from operations of $19.0 million, or 8.9% of net sales, for the nine months ended September 30, 2020 decreased $17.9 million from $36.9 million, or 13.8% of net sales, for the comparable period in 2019. The decrease was driven by decreased net sales combined with decreased gross margin. EMEA SG&A expense increased as a percentage of net sales to 33.6% for the nine months ended September 30, 2020 compared to 29.0% for the same period of 2019.
•Canada income from operations of $15.1 million, or 14.2% of net sales, for the nine months ended September 30, 2020 decreased $15.3 million from $30.4 million, or 19.8% of net sales, for the comparable period in 2019. The decrease primarily resulted from decreased net sales partially offset by increased gross margin. Canada SG&A expense increased as a percentage of net sales to 32.6% for the nine months ended September 30, 2020 compared to 24.4% for the same period of 2019.
Unallocated corporate expenses decreased by $15.3 million to $147.9 million for the nine months ended September 30, 2020 from $163.2 million for the comparable period in 2019.
Liquidity and Capital Resources
At September 30, 2020, we had total cash and cash equivalents of $313.4 million, compared to $686.0 million at December 31, 2019 and $239.3 million at September 30, 2019. At September 30, 2020, we had approximately $530.2 million in committed borrowing availability. Including cash, cash equivalents, short-term investments and available committed and uncommitted credit lines, we had nearly $1 billion in total liquidity at September 30, 2020. As part of a broader capital preservation effort during the ongoing COVID-19 pandemic, in March 2020, we suspended quarterly cash dividend payments and further share repurchases. Our Board of Directors will continue to evaluate when to reinstate future dividend distributions and management may resume share repurchases at any time, depending upon market conditions and our capital requirements. Our primary ongoing funding requirements are for working capital and capital expenditures.
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
Short-term borrowings and credit lines
Refer to Note 4 in Item 1 of this quarterly report for additional information regarding our lines of credit and overdraft facilities in place. At September 30, 2020, we had $525.0 million available domestically under our restated credit agreement and, internationally, our subsidiaries had approximately $140.3 million in committed and uncommitted lines of credit and overdraft facilities in place, which could be terminated at any time by either the applicable subsidiary or the banks, some of which were guaranteed by Columbia Sportswear Company. At September 30, 2020, there was no balance outstanding under these lines of credit and overdraft facilities. At the time of this filing, we are in compliance with all financial covenants necessary as a condition for borrowing under the restated credit agreement, as amended.
Cash Flow Activities
Net cash used in operating activities was $198.0 million for the nine months ended September 30, 2020, compared to net cash used in operating activities of $198.2 million for the same period in 2019. The change in operating cash flow was driven by a $154.6 million decrease in operating cash flow provided by net income and non-cash adjustments, offset by a $154.8 million decrease in cash used in changes in assets and liabilities. The most significant comparative changes included Accounts receivable, Accrued liabilities, and Inventories. The decrease in cash used in Accounts receivable was primarily driven by lower wholesale net sales in the third quarter of 2020. The increase in cash used in Accrued liabilities was primarily driven by decreases in accruals for wholesale refund liabilities, wholesale and retail return liabilities, and incentive compensation. The decrease in cash used in Inventories reflects lower inventory receipts and the effect of an increase in the provision for excess, close-out or slow moving inventory.
Net cash used in investing activities was $23.6 million for the nine months ended September 30, 2020, compared to net cash provided by investing activities of $159.7 million for the comparable period in 2019. For the 2020 period, net cash used in investing activities consisted primarily of $25.2 million of capital expenditures, partially offset by $1.6 million of net sales and maturities of short-term investments. For the same period in 2019, net cash provided by investing activities primarily consisted of $264.2 million of net sales and maturities of short-term investments, partially offset by $104.5 million of capital expenditures. The decrease in capital expenditures for the 2020 period compared to the same period in 2019 was due to lower planned 2020 capital expenditures as well as capital preservation measures taken in light of the ongoing COVID-19 pandemic.
Net cash used in financing activities was $152.3 million for the nine months ended September 30, 2020, compared to net cash used in financing activities of $171.1 million for the comparable period in 2019. For the 2020 period, net cash used in financing activities primarily consisted of repurchases of common stock of $132.9 million, and dividend payments to our shareholders of $17.2 million. For the same period in 2019, net cash used in financing activities primarily consisted of repurchases of common stock of $116.2 million, dividend payments to our shareholders of $48.9 million, and $17.9 million related to the purchase of the non-controlling interest in our China joint venture.
Contractual obligations
Our inventory purchase obligations decreased to $224.2 million at September 30, 2020 compared to $337.2 million at December 31, 2019. There have been no other material changes to the estimated contractual commitments contained in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Impairment of Long-Lived Assets, Intangible Assets and Goodwill
Long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are amortized over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In the third quarter of 2020, we tested certain retail locations and their respective lease right-of-use assets for impairment. See Note 1 in Item 1 of this quarterly report for impairment charges recognized in 2020. Further declines in projected future performance or significant declines in market rents for retail spaces may adversely affect the recovery of retail locations assets.
Our 2019 impairment tests of goodwill and intangible assets with indefinite lives indicated that the fair value of all reporting units and intangible assets with indefinite lives exceeded their respective carry values by more than 20%, except for the prAna brand's trademark. In the prAna brand impairment analysis, the estimated fair value of its trademark exceeded its carrying value by approximately 20%. Additionally, the estimated fair value of the prAna reporting unit exceeded its carrying value by more than 30%. As a result of the COVID-19 pandemic and a significant decline in projected net sales, the prAna brand's trademark and goodwill were tested for impairment as of March 31, 2020. While no impairment was indicated during the first quarter 2020 tests, the degree by which the fair value of the prAna reporting unit and trademark exceeded their respective carrying values declined from our 2019 impairment test. After performing both qualitative and quantitative analysis, including review of future long-term revenue and cash flow assumptions, we concluded a triggering event requiring the measurement of prAna brand's trademark and goodwill for impairment as of September 30, 2020 did not occur. If, due to the current level of uncertainty relating to the COVID-19 pandemic, the prAna brand's actual or projected future performance deteriorates from the projections considered in our first quarter 2020 tests, it is possible that an impairment charge would be required.
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
Changes in Internal Control over Financial Reporting
In the quarter ended September 30, 2020 we concluded the deployment of enhancements to our e-commerce systems as part of the X1 initiative. This initiative involves changes to the processes that constitute our internal control over financial reporting. We have taken steps to monitor and maintain appropriate internal control over financial reporting during this project and will continue to evaluate these controls for effectiveness.
There have not been any other changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Certain of the above risks may be or have been exacerbated by the COVID-19 pandemic, see “An Outbreak of Disease or Similar Public Health Threat, or Fear of Such an Event, Such as the COVID-19 Pandemic, Could Have, and in the Case of the COVID-19 Pandemic Has Had and is Expected to Continue to Have, a Material Adverse Impact on Our Business, Operating Results and Financial Condition.”
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
We impose standards of manufacturing practices on our contract manufacturers for the benefit of workers and require compliance with our restricted substances list and product safety and other applicable laws, including environmental, health and safety and forced labor laws. We also require that our contract manufacturers impose these practices, standards and laws on their subcontractors. If a contract manufacturer or subcontractor violates labor or other laws or engages in practices that are not generally accepted as safe or ethical, we may experience production disruptions, lost sales or significant negative publicity that could result in long-term damage to our reputation. In some circumstances, parties may assert that we are liable for our contract manufacturers' or subcontractors' labor and operational practices, which could have a material adverse effect on our brand image, results of operations and our financial condition.
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
Our Success Depends on Our and Third-Party Distribution Facilities, and Other Third-Party Logistics Providers.
Our ability to meet consumer and customer expectations, manage inventory, complete sales, and achieve our objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, as well as the facilities of third-party logistics companies, the development or expansion of additional distribution capabilities and services, and the timely performance of services by third-parties, including those involved in shipping products to and from our distribution facilities and facilities operated by third-parties. The majority of our products are manufactured outside of our principal sales markets, which requires these products to be consolidated and transported by third-parties, sometimes over large geographical distances. A small number of third-party logistics providers currently consolidate, deconsolidate and/or transload almost all of our products. While we believe that such a consolidation in these providers is in our best interest overall, any disruption in the operations of these providers or changes to the costs they charge, due to capacity or volatile fuel prices could materially impact our sales and profitability. A prolonged disruption in the operations of these providers could also require us to seek alternative distribution arrangements, which may not be on attractive terms and could lead to delays in distribution of products, either of which could have a significant and material adverse effect on our business, results of operations and financial condition. In addition, the inability of our third-party logistics providers to move products over large geographical distances in a timely manner due to disruptions or limitations at ports or borders or at third-party providers on which they rely (including air-cargo, ocean-cargo and trucking companies) could hinder our ability to satisfy demand through our wholesale and DTC businesses, and we may miss delivery deadlines or incur additional costs, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price.
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
We May Not Realize Returns on Our Fixed Cost Investments in Our DTC Business Operations.
One of our strategic priorities is to expand and improve our global DTC business operations. Accordingly, we continue to make significant investments in our e-commerce platforms and brick and mortar retail locations, including the investment in our global retail platform, information technology system upgrades (See “Initiatives to Upgrade Our Business Processes and Information Technology Systems to Support Our Strategic Priorities Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions, Higher Costs and Lost Profits”), and investing in inventory and personnel. Since many of the costs of our DTC operations are fixed, we may be unable to reduce expenses in order to avoid losses or negative cash flows if we have insufficient sales, including as a result of restrictions on operations. We may not be able to exit DTC brick and mortar locations and related leases, renegotiate the terms thereof, or effectively manage the profitability of our existing brick and mortar stores. In addition, obtaining real estate and effectively renewing real estate leases for our DTC brick and mortar operations is subject to the real estate market and we may not be able to secure adequate new locations or successfully renew leases for existing locations.
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
We are subject to risks generally associated with doing business internationally. These risks include, but are not limited to, the burden of complying with, and unexpected changes to, foreign and domestic laws and regulations, such as anti-corruption and forced labor regulations and sanctions regimes, the effects of fiscal and political crises and political and economic disputes, changes in diverse consumer preferences, foreign currency exchange rate fluctuations (such as those that may be caused by Brexit), managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, such as the COVID-19 outbreak, natural disasters, and changes in economic conditions in countries in which we contract to manufacture, source raw materials or sell products. Our ability to sell products in certain markets, demand for our products in certain markets, our ability to collect accounts receivable, our contract manufacturers' ability to procure raw materials or manufacture products, distribution and logistics providers' ability to operate, our ability to operate brick and mortar stores, our workforce, and our cost of doing business (including the cost of freight and logistics) may be impacted by these events should they occur. Our exposure to these risks is heightened in Vietnam, where a significant portion of our contract manufacturing is located, in Russia, where our largest international distributor is located, and in China, where a large portion of the raw materials used in our products is sourced by our contract manufacturers. Should certain of these events occur in Vietnam, Russia or China (such as the COVID-19 outbreak), they could cause a substantial disruption to our business and have a material adverse effect on our financial condition, results of operations and cash flows.
In addition, many of our imported products are subject to duties, tariffs or other import limitations that affect the cost and quantity of various types of goods imported into the United States and other markets, including the punitive tariffs on U.S. products imported from China imposed in 2019. In addition, goods suspected of being manufactured with forced labor could be blocked from importation. The United Kingdom's June 2016 referendum, in which voters approved its exit from the European Union (commonly referred to as "Brexit"), has also created economic uncertainty relating to duties that may be imposed on our products and whether EU trade agreements allowing preferential duties will be honored. Any country in which our products are produced or sold may eliminate, adjust or impose new import and export limitations, duties, anti-dumping penalties, or other charges or restrictions, any of which could subject us to additional expense, decrease our profit margins on imported products and require us to significantly modify our current business practices.
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
In addition, our ability to meet our labor needs at our distribution centers, retail stores, corporate headquarters, and regional subsidiaries, including our ability to find qualified employees while controlling wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified people in the work force of the markets in which our operations are located, unemployment levels within those markets, prevailing and minimum wage rates, changing demographics, parental responsibilities, health and other insurance costs and adoption of new or revised employment and labor laws and regulations, and fear of contracting COVID-19. If we are unable to locate, attract or retain qualified employees or experience higher than normal absenteeism, our ability to source, distribute and sell products in a timely and cost-effective manner may be negatively affected. Our ability to comply with labor laws, including our ability to adapt to rapidly changing labor laws, as well as provide a safe working environment may increase our risk of litigation and cause us to incur additional costs. Such risks are heightened during the COVID-19 pandemic since medical uncertainty about the virus increases the risk that safety protocols in our owned or affiliated facilities will not be effective or not be perceived as effective, or that any virus-related illnesses will be linked or alleged to be linked to such facilities, whether accurate or not.

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
Our restated credit agreement has various financial and other covenants. If an event of default were to occur, the lenders could, among other things, declare outstanding amounts due and payable and repossess collateral. In addition, if the financial markets were to return to recessionary conditions, the ability of one or more of the banks participating in our credit agreement to honor their commitments thereunder could be impaired.
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
An Outbreak of Disease or Similar Public Health Threat, or Fear of Such an Event, Such as the COVID-19 Pandemic, Could Have, and in the Case of the COVID-19 Pandemic Has Had and is Expected to Continue to Have, a Material Adverse Impact on Our Business, Operating Results and Financial Condition.
An outbreak of disease or similar public health threat, such as the COVID-19 pandemic, or fear of such an event, could have, and in the case of the COVID-19 pandemic has had and is expected to continue to have, a material adverse impact on our business, financial condition and operating results, including in the form of lower global net sales, the delay of inventory production and fulfillment, and incremental costs, such as, exceptional provisions for bad debt, severance and restructuring charges, and other related expenses (see Part I, Item 2 of this quarterly report for further discussion). Fear of contracting COVID-19, individuals contracting COVID-19 and the actions taken, and that may be taken, by governmental authorities, our third-party logistics providers, our landlords, our competitors or by us relating to the pandemic may (and in many cases, have):
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2020 through July 31, 2020	—	$—	—	$82.2
August 1, 2020 through August 31, 2020	—	—	—	$82.2
September 1, 2020 through September 30, 2020	—	—	—	$82.2
Total	—	$—	—	$82.2
Since the inception of the Company's stock repurchase plan, our Board of Directors has authorized the repurchase of $1.1 billion of our common stock. As of September 30, 2020, we had repurchased 26.8 million shares under this program at an aggregate purchase price of $1,017.8 million, pursuant to a pre-established written plan. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. In mid-March 2020, the Company suspended share repurchases due to the COVID-19 pandemic impacts.

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

	3.2	2000 Restated Bylaws of Columbia Sportswear Company, as amended (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on March 26, 2019) (File No. 000-23939).
+	10.1	Columbia Sportswear Company 401(k) Excess Plan, as amended.
	31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer
	32.1	Section 1350 Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer
	32.2	Section 1350 Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer
	101	INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101	SCH XBRL Taxonomy Extension Schema Document
	101	CAL XBRL Taxonomy Extension Calculation Linkbase Document
	101	DEF XBRL Taxonomy Extension Definition Linkbase Document
	101	LAB XBRL Taxonomy Extension Label Linkbase Document
	101	PRE XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management Contract or Compensatory Plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
November 5, 2020	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)