Form 10-K
period 2020-12-31
COLUMBIA SPORTSWEAR CO
filed 2021-02-25
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 —————————————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______

 —————————————————————
Commission file number 000-23939
 —————————————————————

COLUMBIA SPORTSWEAR COMPANY
(Exact name of registrant as specified in its charter)
 —————————————————————

Oregon		93-0498284
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)
14375 Northwest Science Park Drive, Portland Oregon 97229
(Address of principal executive offices and zip code
(503) 985-4000
(Registrant's telephone number, including area code)
 —————————————————————

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	COLM	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
 —————————————————————

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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.							☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, based upon the closing price of the common stock on the last business day of the registrant's most recently completed second fiscal quarter, was $2,132,099,822.
The number of shares outstanding of the registrant's common stock on February 12, 2021 was 66,386,106.
Portions of the registrant's proxy statement related to its 2021 Annual Shareholders' Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant's proxy statement related to its 2021 Annual Shareholders' Meeting shall not be deemed to be part of this report.

COLUMBIA SPORTSWEAR COMPANY
DECEMBER 31, 2020

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This annual report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding the impacts of the COVID-19 pandemic, licensing arrangements, anticipated store closures and openings, costs, profitability, return on investments, release of lease liabilities, inventory purchase obligations, operating lease obligations, tax obligations, income tax rates, our ability to meet our liquidity needs, amortization expenses and maturities of liabilities.
These forward-looking statements, and others we make from time to time expressed in good faith, are believed to have a reasonable basis; however, each forward-looking statement involves risks and uncertainties. Many factors may cause actual results to differ materially from projected results in forward-looking statements, including the risks described in Item 1A of this annual report. Forward-looking statements are inherently less reliable than historical information. Except as required by law, we do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or to reflect changes in events, circumstances or expectations. New factors emerge from time to time and it is not possible for us to predict or assess the effects of all such factors or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

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
Mountain Hard Wear®. Acquired in 2003, our Mountain Hardwear brand exists to make gear that works, because out in the mountains, it matters for climbers. Our Mountain Hardwear brand offers premium apparel, accessories and equipment designed to meet the high-performance needs of climbing enthusiasts and to satisfy climbers' everyday lifestyles.
prAna®. Acquired in 2014, our prAna brand focuses on clothing for positive change, reviewing each action in an effort to positively impact the planet and its people. Our prAna brand provides consumers with clothes that tell a story. From city streets to mountain peaks, prAna outfits adventurous spirits in stylish, sustainable and versatile gear.
Across our diverse portfolio of brands, our products have gained worldwide recognition for their innovation, quality and performance. Our products incorporate the cumulative design, fabrication, fit, and construction technologies that we have pioneered over several decades and continue to innovate. Our apparel, accessories and equipment products are designed to be used during a wide variety of activities, such as skiing, snowboarding, hiking, climbing, mountaineering, camping, hunting, fishing, trail running, water sports, yoga, golf, and adventure travel. Our footwear products include durable, lightweight hiking boots, trail running shoes, rugged cold weather boots for activities on snow and ice, sandals and shoes for use in water activities, and function-first fashion footwear and casual shoes for everyday use.
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
We sell our products through a mix of distribution channels. Our wholesale distribution channel consists of small, independently operated specialty outdoor and sporting goods stores, regional, national and international sporting goods chains, large regional, national and international department store chains, internet retailers, and international distributors where we generally do not have our own direct operations. Our direct-to-consumer ("DTC") distribution channel consists of our own network of branded and outlet retail stores, brand-specific e-commerce sites, and concession-based arrangements with third-parties at branded, outlet and shop-in-shop retail locations in the LAAP and EMEA regions. In addition, we earn revenue through licensing some of our trademarks across a range of apparel, accessories, equipment, footwear, and home products.
U.S.
U.S. is our largest segment and provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear, and prAna brands and footwear products through our Columbia and SOREL brands. We distribute the majority of our U.S. products from distribution centers that we own and operate in Portland, Oregon and Robards, Kentucky, as well as a third-

party logistics company that operates a warehouse in Louisville, Kentucky. In some instances, we arrange to have products shipped from contract manufacturers to wholesale customer-designated facilities in the United States. We have nearly 2,500 wholesale customers in the U.S. In 2020, our largest U.S. wholesale customer accounted for approximately 9% of U.S. net sales.
LAAP
LAAP provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. We distribute LAAP products through third-party logistics companies that operate warehouses near Tokyo, Seoul, and Shanghai. In addition, our LAAP wholesale business utilizes international distributors. The vast majority of our products sold to distributors are shipped directly to the distributors from the contract manufacturers from which we source our products. We have over 350 wholesale customers, including distributors, in LAAP. In 2020, our five largest LAAP wholesale customers accounted for approximately 11% of LAAP net sales.
EMEA
EMEA provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. We distribute the majority of EMEA products from a distribution center that we own and operate in France. In addition, our EMEA wholesale business utilizes international distributors. The vast majority of our products sold to distributors are shipped directly to the distributors from the contract manufacturers from which we source our products. We have over 3,550 wholesale customers, including distributors, in EMEA. In 2020, our largest EMEA wholesale customer accounted for approximately 16% of EMEA net sales.
Canada
Canada provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. We distribute the majority of Canada products from a distribution center that we own and operate in Ontario. We have nearly 650 wholesale customers in Canada. In 2020, our largest Canada wholesale customer accounted for approximately 10% of Canada net sales.
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
We value legal, ethical and fair treatment of people involved in manufacturing our products. Independent contractors manufacturing our products are subject to our standards of manufacturing practices to facilitate decent, safe and humane working conditions, as well as promote ethical business practices. Each manufacturing facility is monitored regularly against these standards.

We maintain eight manufacturing liaison offices in seven Asia Pacific countries. Our personnel in these offices monitor production at our contract manufacturers' facilities to ensure our products are manufactured to our specifications. The physical location of our employees in these regional offices enhances our ability to monitor contract manufacturers for compliance with our policies, procedures and standards regarding quality, delivery, pricing, and labor practices. The design of our quality assurance process seeks to ensure that our products meet and maintain our quality standards and product reputation.
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
Our integrated marketing efforts deliver consistent messages about the performance benefits, features and styles of our products within each of our brands and their different target consumers. We utilize a variety of means to deliver our marketing messages, including digital marketing, social media interactions, television and print publications, experiential events, brand ambassadors, branded retail stores in select high-profile locations, enhanced product store displays, and consumer focused public relations efforts. In addition, we reinforce our brands' marketing messages with our key wholesale customers by utilizing digital platforms, television, radio, print and advertising campaigns, as well as in-store branded visual merchandising display tools and favorable product presentation.
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
Demand Planning and Inventory Management
Finished goods inventory continues to represent one of the largest and highest risk working capital assets in our business model. Our demand planning process and inventory management is designed to help us achieve our working capital management goals. We develop a forecast in an effort to drive timely purchases of inventory quantities to satisfy demand, minimize transportation costs, including rush costs needed to deliver products to customers by their requested delivery dates, and minimize excess inventory to avoid liquidating excess end-of season products at discounted prices.
Our production cycle from the design to the delivery of our products requires significant inventory commitment. We begin designing and developing our seasonal product lines approximately 12 months prior to soliciting advance orders from our wholesale customers and approximately 18 months prior to the products' availability to consumers in retail stores. The majority of our advance orders are shipped to wholesale customers for spring season products beginning in January and continuing through June, and for fall season products to wholesale customers beginning in July and continuing through December. Subsequent to advance order placements, wholesale customers may request replenishment orders for various products as consumer demand increases. We estimate the volumes of the season's products to be purchased from our global suppliers by utilizing our forecasted wholesale customers orders, cancellations, reorders, and replenishment orders, forecasted demand from our DTC businesses, market trends, historical data, customer and sales feedback, and other factors. We maintain and continue to make substantial investments in information systems, processes and personnel to support our ongoing demand planning efforts to provide forecasting of optimal inventory to meet customer and consumer demands.
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
Competition
The markets for outdoor, active and everyday lifestyle apparel, footwear, accessories, and equipment products are highly competitive and we face significant competition from numerous companies. Our competition includes large companies with significant financial, marketing and operational resources, small companies with limited resources but deep entrenchment in their local markets, and other branded competitors. We also face competition from our wholesale customers who, under their own private brand names, produce and distribute similar products to our target consumers through their own retail stores and e-commerce businesses. We identify our primary competitive factors in the markets for outdoor, active and everyday lifestyle products to be brand strength, product innovation, design, functionality, durability, and price, as well as effective marketing and delivery of product in alignment with consumer expectations.
Government Regulation
As a company with global operations, we are, and our products are, subject to the laws of the United States and multiple foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions, including laws and regulations concerning product safety, environmental standards, trade, information security, privacy, labor and employment, health, marketing, competition, and safety.
See Item 1A of this annual report for more information of risks relating to these laws, rules, and regulations.
Human Capital
We believe that attracting and retaining exceptional talent strengthens our enterprise and propels us as a leader in product innovation. As part of these efforts, we strive to offer a competitive compensation and benefits program, foster a community where everyone feels included and empowered to do their best work and promote employee well-being.
2020 was a unique year for our workforce as a result of the COVID-19 pandemic. Other than operations teams related to retail, customer service and distribution, our workforce largely worked from home throughout most of 2020. For our employees who continued to work on-site, we instituted extensive safety protocols and procedures. We also aimed to minimize the impact of the COVID-19 pandemic on our employees financially by participating in each country's unique government stimulus programs, where applicable.
Nevertheless, our employee workforce shrank globally in 2020 to nearly 7,275 employees at December 31, 2020 from nearly 8,900 at December 31, 2019. At December 31, 2020, our employee workforce was comprised of approximately 3,700 full-time and part-time retail employees, 825 distribution employees and 2,750 corporate employees. From December 31, 2019 to December 31, 2020 we had an overall employee turnover rate of 56%, impacted by an 86% turnover rate in our retail employee base. Approximately 35% of our workforce was located outside of the United States at December 31, 2020.

Compensation and Benefits
Our compensation plans aim to reward performance. We offer competitive wages and, to align the interest of our management with those of our shareholders, shares of our common stock through a stock incentive plan. Globally, we offer employees affordable, competitive and comprehensive benefit programs. In the United States, for our largest employee base, we sponsor comprehensive medical, dental, vision and health savings or flexible spending account plans. We also provide 401(k) matching, paid time off, an employee assistance plan, life insurance, and short-term and long-term disability insurance.
Diversity, Equity and Inclusion
At December 31, 2020, our global workforce was self-disclosed as 42% male, 56% female and 2% undisclosed or chose not to identify. In the United States, the self-disclosed ethnicity of our workforce, including retail and distribution employees, was 64% White, 7% Asian, 17% Hispanic or Latino, 5% Black, less than 1% American Indian or Alaskan Native, less than 1% Native Hawaiian or other Pacific Islander, 4% two or more races and 2% undisclosed or chose not to identify. A Diversity, Equity and Inclusion Leadership Team was formed in 2020 to lead our efforts toward a more diverse, equitable, and inclusive workplace. This team focuses on supporting strategies and efforts to advance progress in the following categories: listening and learning, diversifying talent, creating and sponsoring opportunities, and being a force for good.
Employee Well-Being
We align our employee programs to the five elements of well-being: physical health, career, social and emotional health, financial, and community. In the category of career, we focused our efforts in 2020 on digital learning through our Always Be Learning initiative and access to online learning opportunities.
For more information on our efforts to support our workforce, see our latest Corporate Responsibility Report at http://columbia.com/corporate-responsibility.
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
The content on any website referred to in this annual report is not incorporated by reference in this annual report unless expressly noted.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth information about our executive officers. All information is as of the date of the filing of this report.

Name	Age	Position
Timothy P. Boyle	71	Chairman, President and Chief Executive Officer
Joseph P. Boyle	40	Executive Vice President, Columbia Brand President
Peter J. Bragdon	58	Executive Vice President, Chief Administrative Officer, General Counsel, and Secretary
Franco Fogliato	51	Executive Vice President, Global Omni-Channel
Lisa A. Kulok	55	Executive Vice President, Chief Supply Chain Officer
Douglas Morse	55	Senior Vice President, Emerging Brands
Jim A. Swanson	46	Executive Vice President, Chief Financial Officer
Timothy P. Boyle joined the Company in 1971 as General Manager, served as the Company's President from 1988 to 2015 and reassumed the role in 2017. Mr. Boyle has served as Chief Executive Officer since 1988. He has served as a member of the Board of Directors since 1978, and as Interim Chairman of the Board of Directors from November 2019 until his appointment as Chairman of the Board of Directors in January 2020. Mr. Boyle is also a member of the Board of Directors of Northwest Natural Holding Company (NYSE: NWN), and its subsidiary, Northwest Natural Gas Company. Mr. Boyle is a third-generation member of the Company's founding Boyle family, the father of Joseph P. Boyle, and the son of Gertrude Boyle, who served as the Chairman of the Board of Directors from 1970 until her death in 2019.
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
Franco Fogliato joined the Company in 2013 as Senior Vice President and General Manager EMEA Direct Sales. He was promoted to Senior Vice President and General Manager of EMEA in 2016 and to Executive Vice President, Americas General Manager in 2017. In 2020, he was named Executive Vice President, Global Omni-Channel. Prior to joining the Company, Mr. Fogliato served as General Manager of the Billabong Group in Europe as well as a member of the Billabong Group's executive board, and held various European leadership positions with The North Face brand culminating as General Manager of Western Europe.
Lisa A. Kulok joined the Company in 2008 as Senior Director of Global Planning. She was promoted to Senior Vice President of Global Supply Chain Operations in 2015, was named Senior Vice President of Global Supply Chain Operations and Manufacturing in July 2020 and Executive Vice President, Chief Supply Chain Officer in November 2020. Prior to joining the Company, Ms. Kulok held various leadership positions at Nike, Inc, including USA Apparel Marketplace Planning Director and Director of Regional Planning.
Douglas Morse joined the Company in 1995 and has served in numerous roles of increasing responsibility during his tenure, including Director of U.S. Customer Operations, Director of Footwear Operations, General Manager of the Company's Canadian subsidiary, Interim General Manager of the Company's Europe-direct business, Chief Business Development Officer and Vice President and General Manager of LAAP Distributors. He was promoted to Senior Vice President, Emerging Brands in 2017.
Jim A. Swanson joined the Company in 2003 and has served in numerous roles of increasing responsibility during his tenure, being named Vice President of Finance in 2015 and promoted to Senior Vice President, Chief Financial Officer in 2017 and to Executive Vice President and Chief Financial Officer in 2020. Prior to joining the Company, Mr. Swanson served in a variety of financial planning and analysis, tax, and accounting roles, including senior financial analyst at Freightliner Corporation and at Tality Corporation, and as a senior tax and business advisory associate at Arthur Andersen.
Item 1A.    RISK FACTORS
In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations, or cash flows may be materially adversely affected by these and other risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.
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
Certain of the above risks may be or have been exacerbated by the COVID-19 pandemic, see “An Outbreak of Disease or Similar Public Health Threat, or Fear of Such an Event, Such as the COVID-19 Pandemic, Could Have, and in the Case of the COVID-19 Pandemic Has Had and is Expected to Continue to Have, an Adverse Impact on Our Business, Operating Results and Financial Condition.”
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
Our products are manufactured by contract manufacturers worldwide, primarily in the Asia Pacific region. Although we enter into purchase order commitments with these contract manufacturers each season, we generally do not maintain long-term manufacturing commitments with them, and various factors could interfere with our ability to source our products. Without long-term commitments, there is no assurance that we will be able to secure adequate or timely production capacity and our competitors may obtain production capacities that effectively limit or eliminate the availability of our contract manufacturers. If we are unable to obtain necessary production capacities, due to any numbers of reasons, including government issued orders that may have the effect of restricting or limiting production, we may be unable to meet consumer demand, resulting in lost sales.
In addition, contract manufacturers may fail to perform as expected. If a contract manufacturer fails to ship orders in a timely manner, we could experience supply disruptions that result in missed delivery deadlines, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price or cause us to incur additional freight costs.
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
Our Success Depends on Our and Third-Party Distribution Facilities, and Other Third-Party Providers.
Our ability to meet consumer and customer expectations, manage inventory, complete sales, and achieve our objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, as well as the facilities of third-parties, the development or expansion of additional distribution capabilities and services, and the timely performance of services by third-parties, including those involved in shipping products to and from our distribution facilities and facilities operated by third-parties. The majority of our products are manufactured outside of our principal sales markets, which requires these products to be consolidated and transported by third-party logistic companies, sometimes over large geographical distances. A small number of third-party logistics providers currently consolidate, deconsolidate and/or transload almost all of our products. While we believe that such a consolidation in these providers is in our best interest overall, any disruption in the operations of these providers or changes to the costs they charge, due to capacity or volatile fuel prices could materially impact our sales and profitability. A prolonged disruption in the operations of these providers could also require us to seek alternative distribution arrangements, which may not be on attractive terms and could lead to delays in distribution of products, either of which could have a significant and material adverse effect on our business, results of operations and financial condition. In addition, the inability of our third-party logistics providers to move products over large geographical distances in a timely manner due to disruptions or limitations at ports or borders or at third-party providers on which they rely (including air-cargo, ocean-cargo and trucking companies) could hinder our ability to satisfy demand through our wholesale and DTC businesses, and we may miss delivery deadlines or incur additional costs, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price. In addition, increases in distribution costs, including but not limited to trucking and freight costs, could adversely affect our costs.
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
We also receive and distribute our products through third-party operated distribution facilities internationally and domestically. We depend on these third-parties to manage the operation of their distribution facilities as necessary to meet our business needs. If the third-parties fail to manage these responsibilities, our international and domestic distribution operations could face significant disruptions.
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
Initiatives to Upgrade Our Business Processes and Information Technology Systems to Optimize Our Operational and Financial Performance Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions, Higher Costs and Lost Profits.
We regularly implement business process improvement and information technology initiatives intended to optimize our operational and financial performance. Transitioning to these new or upgraded processes and systems requires significant capital investments and personnel resources. Implementation is also highly dependent on the coordination of numerous employees, contractors and software and system providers. The interdependence of these processes and systems is a significant risk to the successful completion and continued refinement of these initiatives, and the failure of any aspect could have a material adverse effect on the functionality of our overall business. We may also experience difficulties in implementing or operating our new or upgraded business processes or information technology systems, including, but not limited to, ineffective or inefficient operations, significant system failures, system outages, delayed implementation and loss of system availability, which could lead to increased implementation and/or operational costs, loss or corruption of data, delayed shipments, excess inventory and interruptions of operations resulting in lost sales and/or profits.
We May Not Realize Returns on Our Fixed Cost Investments in Our DTC Business Operations.
One of our strategic priorities is to expand and improve our global DTC business operations. Accordingly, we continue to make significant investments in our e-commerce platforms, our global retail platforms and information technology system upgrades (See “Initiatives to Upgrade Our Business Processes and Information Technology Systems to Optimize Our Operational and Financial Performance Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions, Higher Costs and Lost Profits”). Since many of the costs of our DTC operations are fixed, we may be unable to reduce expenses in order to avoid losses or negative cash flows if we have insufficient sales, including as a result of restrictions on operations. We may not be able to exit DTC brick and mortar locations and related leases at all or without significant cost or loss, renegotiate the terms thereof, or effectively manage the profitability of our existing brick and mortar stores. In addition, obtaining real estate and effectively renewing real estate leases for our DTC brick and mortar operations is subject to the real estate market and we may not be able to secure adequate new locations or successfully renew leases for existing locations.
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
In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs or liabilities. For example, the European Union's General Data Protection Regulation (“GDPR”), which became effective in May 2018, and more recently, the California Consumer Privacy Act ("CCPA"), which went into effect in January 2020, required new processes be implemented to ensure compliance and now require the continued refinement of such processes as the regulations evolve, which is accomplished through significant efforts by our employees. The diverted attention of these employees may impact our operations and there may be additional costs incurred by us for third-party resources to advise on the constantly changing landscape. Limitations on the use of data may also impact our future business strategies. Additionally, violations of GDPR could result in significant penalties and non-compliance with CCPA may result in litigation from consumers or fines from the State of California.
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
On December 22, 2017, the United States government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA made broad and complex changes to the United States tax code. In addition, on March 27, 2020, the United States government enacted the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). A change in interpretation of the applicable revisions to the United States tax code and related tax accounting guidance, changes in assumptions made in developing these estimates, and regulatory guidance that may be issued with respect to the applicable revisions to the United States tax code, and state tax implications as a result of the TCJA, the CARES Act, and other recent legislations may cause actual amounts to differ from our provisional estimates. In addition, as of January 2021, there is a new president of the United States, and his campaign included proposed changes to United States tax legislation. Adoption of new tax rules could result in a material increase in our tax expense.
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
We are subject to risks generally associated with doing business internationally. These risks include, but are not limited to, the burden of complying with, and unexpected changes to, foreign and domestic laws and regulations, such as anti-corruption and forced labor regulations and sanctions regimes, the effects of fiscal and political crises and political and economic disputes, changes in diverse consumer preferences, foreign currency exchange rate fluctuations (such as those that may be caused by Brexit), managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, such as the COVID-19 outbreak, natural disasters, and changes in economic conditions in countries in which we contract to manufacture, source raw materials or sell products. Our ability to sell products in certain markets, demand for our products in certain markets, our ability to collect accounts receivable, our contract manufacturers' ability to procure raw materials or manufacture products, distribution and logistics providers' ability to operate, our ability to operate brick and mortar stores, our workforce, and our cost of doing business (including the cost of freight and logistics) may be impacted by these events should they occur. Our exposure to these risks is heightened in Vietnam, where a significant portion of our contract manufacturing is located, in Russia, where our largest international distributor is located, and in China, where a large portion of the raw materials used in our products is sourced by our contract manufacturers. Should certain of these events occur in Vietnam, Russia or China, they could cause a substantial disruption to our business and have a material adverse effect on our financial condition, results of operations and cash flows.
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
In connection with the United Kingdom's recent exit from the European Union (commonly referred to as "Brexit"), on December 24, 2020, the European Union and the United Kingdom ("U.K.") reached an agreement on a new trade agreement that became effective on January 1, 2021. However, as part of the agreement, there will be a new series of customs and regulatory checks, and as a result we anticipate increased shipping costs and near-term delays. The full effects of Brexit and the impact from the trade agreement and other formal agreements between the U.K. and European Union that may impact us remain uncertain and could lead to additional cost, delays and volatility in currency exchange rates, as well as create legal and global economic uncertainty.
Fluctuations in Inflation and Currency Exchange Rates Could Result in Lower Revenues, Higher Costs and/or Decreased Margins and Earnings.
We derive a significant portion of our sales from markets outside the United States, which consist of sales to wholesale customers and directly to consumers by our entities in Europe, Asia, and Canada and sales to independent international distributors who operate within EMEA and LAAP. The majority of our purchases of finished goods inventory from contract manufacturers are denominated in United States dollars, including purchases by our foreign entities. These purchase and sale transactions expose us to the volatility of global economic conditions, including fluctuations in inflation and foreign currency exchange rates. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into United States dollars for consolidated financial reporting, as weakening of foreign currencies relative to the United States dollar adversely affects the United States dollar value of the Company’s foreign currency-denominated sales and earnings.
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
In addition, our ability to meet our labor needs at our distribution centers, retail stores, corporate headquarters, and regional subsidiaries, including our ability to find qualified employees while controlling wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified people in the work force of the markets in which our operations are located, unemployment levels within those markets, prevailing and minimum wage rates, changing demographics, parental responsibilities, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and fear of contracting COVID-19. If we are unable to locate, attract or retain qualified employees or experience higher than normal absenteeism, our ability to source, distribute and sell products in a timely and cost-effective manner may be negatively affected. Our ability to comply with labor laws, including our ability to adapt to rapidly changing labor laws, as well as provide a safe working environment may increase our risk of litigation and cause us to incur additional costs. Such risks are heightened during the COVID-19 pandemic since medical uncertainty about the virus increases the risk that safety protocols in our owned or affiliated facilities will not be effective or not be perceived as effective, or that any virus-related illnesses will be linked or alleged to be linked to such facilities, whether accurate or not.
We May Incur Additional Expenses, Be Unable to Obtain Financing, or Be Unable to Meet Financial Covenants of Our Financing Agreements as a Result of Downturns in the Global Markets.
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
Our credit agreements have various financial and other covenants. If an event of default were to occur, the lenders could, among other things, declare outstanding amounts due and payable. In addition, if the financial markets were to return to recessionary conditions, the ability of one or more of the banks participating in our credit agreement to honor their commitments thereunder could be impaired.
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
Acquisitions may also cause us to incur debt or result in dilutive issuances of our equity securities. Our acquisitions may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges in the future. We also make various estimates and assumptions in order to determine purchase price allocation and estimate the fair value of assets acquired and liabilities assumed. If our estimates or assumptions used to value these assets and liabilities vary from actual or future projected results, we may be exposed to losses, including impairment losses, that could be material. In the fourth quarter of 2020, we incurred a prAna brand trademark impairment charge of $17.5 million.
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
An Outbreak of Disease or Similar Public Health Threat, or Fear of Such an Event, Such as the COVID-19 Pandemic, Could Have, and in the Case of the COVID-19 Pandemic Has Had and is Expected to Continue to Have, an Adverse Impact on Our Business, Operating Results and Financial Condition.
An outbreak of disease or similar public health threat, such as the COVID-19 pandemic, or fear of such an event, could have, and in the case of the COVID-19 pandemic has had and is expected to continue to have, a material adverse impact on our business, financial condition and operating results, including in the form of lower global net sales, the delay of inventory production and fulfillment, and incremental costs, such as, exceptional provisions for bad debt, severance and restructuring charges, and other related expenses (see Part I, Item 2 of this annual report for further discussion). Fear of contracting COVID-19, individuals contracting COVID-19 and the actions taken, and that may be taken, by governmental authorities, our third-party logistics providers, our landlords, our competitors or by us relating to the COVID-19 pandemic may (and in many cases, have):
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
In addition, the impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A, any of which could have a material effect on us. The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the duration of the pandemic, the return of consumer confidence and actions that may be taken by governmental authorities, landlords, our competitors or by us to contain the pandemic or to treat its impact, makes it difficult to forecast the degree to, or the time period over, which our sales and operations will be affected.
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
Insiders Control a Majority of Our Common Stock.
Five related shareholders, The Gertrude Boyle Trust, Sarah A. Bany, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, have historically controlled a majority of our common stock. Following Gertrude Boyle's death, Sarah A. Bany is serving as trustee of The Gertrude Boyle Trust, which holds the shares that were beneficially owned by Gertrude Boyle. As a result, if acting together, Sarah A. Bany, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle can effectively control matters requiring shareholder approval without the cooperation of other shareholders.
The Sale or Proposed Sale of a Substantial Number of Shares of Our Common Stock Could Cause the Market Price of Our Common Stock to Decline.
Shares held by The Gertrude Boyle Trust, Sarah A. Bany, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933 and the Securities Exchange Act of 1934. The sale or the prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.
We also may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and cause the market price of our common stock to decline.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
The following is a summary of principal properties owned or leased by us.

Location	Use	Ownership
Portland, Oregon	Corporate Headquarters	Owned
Portland, Oregon	U.S. Distribution Center	Owned
Robards, Kentucky	U.S. Distribution Center	Owned
London, Ontario	Canadian Operation and Distribution Center	Owned
Geneva, Switzerland	Europe Headquarters	Leased
Strasbourg, France	Europe Administrative Operation	Owned
Cambrai, France	Europe Distribution Center	Owned
In addition, as of December 31, 2020, we directly operated nearly 450 retail stores, the vast majority of which are leased under a variety of arrangements, including long-term, short-term, and variable-payment leases. We also have several leases globally for office space, warehouse facilities, storage space, vehicles, and equipment, among other things. Refer to Note 9 in Item 8 of this annual report for further lease-related disclosures.
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
Holders
At February 12, 2021, we had 266 shareholders of record, although we have a much larger number of beneficial owners, whose shares of record are held by banks, brokers and other financial institutions
Quarterly dividends on our common stock, when declared by our Board of Directors, are paid in March, May, August, and November. In March 2020, our Board of Directors suspended quarterly dividend payments as part of a broader capital preservation effort during the ongoing COVID-19 pandemic.
Based on the strength of our balance sheet and confidence in our earnings recovery and long-term growth trajectory, our Board of Directors approved a regular quarterly cash dividend of $0.26 per share, payable on March 22, 2021 to shareholders of record on March 9, 2021.
Performance Graph
The line graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the Russell 1000 Index and Russell 1000 Textiles Apparel & Shoes Index for the period beginning December 31, 2015 and ending December 31, 2020. The graph and table assume that $100 was invested on December 31, 2015, and that any dividends were reinvested. Historical stock price performance should not be relied on as indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2020
$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Columbia Sportswear Company
Russell 1000 Index
Russell 1000 Textile Apparel and Shoe Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Columbia Sportswear Company	$100.00	$121.02	$151.11	$178.63	$214.99	$188.17
Russell 1000 Index	$100.00	$112.05	$136.36	$129.83	$170.63	$206.40
Russell 1000 Textiles Apparel & Shoes Index	$100.00	$87.13	$107.64	$110.65	$151.70	$189.19

Issuer Purchases of Equity Securities
Since the inception of our share repurchase program in 2004 through December 31, 2020, our Board of Directors has authorized the repurchase of $1.1 billion of our common stock. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of December 31, 2020, we have repurchased 26.8 million shares at an aggregate purchase price of $1,017.8 million, and have $82.2 million remaining available.
In March 2020, we suspended future share repurchases as part of a broader capital preservation effort during the ongoing COVID-19 pandemic. We did not repurchase any shares or common stock during the fourth quarter of 2020.
In 2021, we have reinstated our historical capital allocation strategy, which includes share repurchases. At its regular board meeting in January 2021, our Board of Directors approved an additional $400.0 million share repurchase authorization.
Item 6.    SELECTED FINANCIAL DATA
Selected Consolidated Financial Data
The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2020 have been derived from our audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with the Item 7 and Item 8 of this annual report.

(in thousands, except per share amounts)	2020	2019	2018	2017	2016
Statement of Operations Data:
Net sales	$2,501,554	$3,042,478	$2,802,326	$2,466,105	$2,377,045
Gross profit	1,223,889	1,515,670	1,386,348	1,159,962	1,110,348
Gross margin	48.9%	49.8%	49.5%	47.0%	46.7%
Income from operations	137,049	394,971	350,982	262,969	256,508
Net income attributable to Columbia Sportswear Company(1)	108,013	330,489	268,256	105,123	191,898
Per Share of Common Stock Data:
Earnings per share attributable to Columbia Sportswear Company:
Basic	$1.63	$4.87	$3.85	$1.51	$2.75
Diluted	1.62	4.83	3.81	1.49	2.72
Cash dividends per share	0.26	0.96	0.90	0.73	0.69
Weighted average shares outstanding:
Basic	66,376	67,837	69,614	69,759	69,683
Diluted	66,772	68,493	70,401	70,453	70,632
Balance Sheet Data:
Inventories, net(2)	$556,530	$605,968	$521,827	$457,927	$487,997
Total assets(2)(3)	2,836,571	2,931,591	2,368,721	2,212,902	2,013,894
Non-current operating lease liabilities(3)	353,181	371,507	—	—	—
(1) The year-ended December 31, 2017 reflects the provisional impact from the enactment of the Tax Cuts and Jobs Act in December 2017.
(2) The year-ended December 31, 2018 reflects the impact from adoption of ASU 2014-09, Revenue from Contracts with Customers.
(3) The year-ended December 31, 2019 reflects the impact from the adoption of ASU 2016-02, Leases.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 and Item 8 of this annual report. In addition, refer to Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019 for our discussion and analysis comparing financial condition and results of operations from 2019 to 2018.
Our Business
We connect active people with their passions through our four well-known brands, Columbia, SOREL, Mountain Hardwear, and prAna, by designing, developing, marketing, and distributing our outdoor, active and everyday lifestyle apparel, footwear, accessories and equipment products to meet the diverse needs of our customers and consumers. We sell our products in approximately 90 countries and operate in four geographic segments: U.S., LAAP, EMEA, and Canada.
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
Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis, and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. In 2020, approximately 65% of our net sales and the majority of our operating income were realized in the second half of the year. Although impacts from the ongoing COVID-19 pandemic exacerbated seasonal net sales and profitability patterns, this still illustrates our dependence upon sales results in the second half of the year, as well as the less seasonal nature of our operating costs.
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
The vast majority of our stores closed due to the pandemic and reopened in China and Korea by late April and in the U.S., Europe, Japan, and Canada predominantly within the May and June timeframe. Throughout the third and fourth quarter of 2020, while there were isolated temporary store closures from local regulations or safety concerns, the majority of our owned stores remained open. Government mandated lockdowns and restrictions impacted our store productivity in Europe throughout the fourth quarter 2020 and in Canada starting in December. Store productivity in several markets continue to be impacted by lockdowns and restrictions in the first quarter of 2021. Overall, our store retail traffic trends remain well below prior year levels. We continue to restrict store capacity to accommodate social distancing measures, which is impacting the performance of our retail operations. Stores in destination locations and tourist-dependent markets remain some of the most severely impacted stores within our fleet.
In addition, we permanently closed 13 stores in the U.S. and one in Europe in 2020. We continue to evaluate our portfolio of stores on an ongoing basis and may close additional stores. We anticipate opening approximately 8 stores in the U.S. in 2021, primarily consisting of outlet stores. The number of store openings may increase as we finalize ongoing lease negotiations.

Throughout 2020, our global DTC e-commerce business remained operational, supported by the employees in our distribution centers and call centers. During 2020, our DTC e-commerce business grew 39% year-over-year and represented 19% of our global net sales, including fourth quarter 2020 growth of 41% year-over-year and represented of 23% of our global net sales.
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
In response to the uncertainty of the pandemic described above, we enhanced our liquidity position during the year by taking various actions, including:
•increasing our total available committed and uncommitted credit lines and facilities to provide nearly $645 million of borrowing capacity, of which $505 million is committed and available;
•suspending the quarterly dividend and share repurchases; and
•reducing planned capital expenditures.
We have initiated numerous cost containment measures across the organization, including lowering personnel related expenses, reducing demand creation spend, and minimizing discretionary expenditures. These measures, combined with decreased variable operating expenses, lowered our 2020 SG&A expenses by more than $100 million compared to last year, before expenses related to the COVID-19 pandemic. While certain of these cost containment actions will result in permanent expense reductions, a significant portion of these costs will likely return in 2021, including incentive compensation expense and certain discretionary expenses, such as travel costs.
We also have and continue to execute cost reduction and resource allocation actions that will impact our cost structure for 2021 and beyond. These actions have included optimization of freight expenses within cost of goods sold, the closure of certain retail stores, improvements in our retail store labor model, reductions in headcount, and other targeted expense reductions. We have and continue to execute these actions to ensure the business is structured for sustainable and profitable growth in the face of the evolving market landscape. Our expectations with regard to these cost containment and reduction actions are reflected in our business outlook.
See the Liquidity and Capital Resources section below for additional information.
Business Outlook
The ongoing business disruption and uncertainty surrounding the COVID-19 pandemic make it difficult to predict our future results. Consistent with the seasonality and variability of our business, we anticipate 2021 profitability to be heavily concentrated in the second half of the year. Business uncertainties and risks surrounding the ongoing pandemic may further exacerbate this seasonality.
Factors that could significantly affect our full year 2021 financial results include:
•lower consumer demand as a result of ongoing effects from the COVID-19 pandemic and/or related governmental actions and regulations;
•growth, performance and profitability of our global DTC operations, including depressed consumer traffic in our retail stores and elevated DTC e-commerce growth trends;
•our ability to staff and operate our distribution centers to fulfill DTC e-commerce demand while providing a safe working environment with adequate social distancing and other safety precautions;
•port congestion and equipment and labor capacity of third-party logistics providers to service the demands of our business and the retail industry generally;
•increasing consumer expectations and competitive pressure related to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges and other evolving expectations;
•impairment of long-lived assets, operating lease right-of-use assets, intangible assets and/or goodwill;
•unseasonable weather conditions or other unforeseen factors affecting consumer demand and the resulting effect on cancellations of advance wholesale and distributor orders, sales returns, customer accommodations, replenishment orders and reorders, DTC sales, changes in mix and volume of full price sales in relation to promotional and close-out product sales, and suppressed customer and end-consumer demand in subsequent seasons;
•our ability to effectively manage our inventory, including liquidating excess inventory timely and profitably through close-out sales in our wholesale and DTC businesses;
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
•expand and improve global DTC operations with supporting processes and systems; and
•invest in our people and optimize our organization across our portfolio of brands.
Ultimately, we expect our investments to enable market share capture across our brand portfolio, expand gross margin, improve selling, general and administrative expense efficiency, and drive improved operating margin over the long-term.
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
Highlights of the Year Ended December 31, 2020
•Net sales decreased $540.9 million, or 18%, to $2,501.6 million, from $3,042.5 million in 2019.
•Gross profit as a percentage of net sales contracted to 48.9% from 49.8% in 2019.
•Income from operations decreased $258.0 million, or 65%, to $137.0 million from $395.0 million in 2019.
•Income tax expense decreased to $31.5 million from $74.9 million in 2019.
•Net income decreased $222.5 million, or 67%, to $108.0 million, or $1.62 per diluted share from net income of $330.5 million, or $4.83 per diluted share, in 2019.
•Operating cash flow decreased $9.4 million, or 3%, to $276.1 million, compared to $285.5 million in 2019.
•We paid cash dividends to shareholders totaling $17.2 million, or $0.26 per share.
The following table presents the items in our Consolidated Statements of Operations as a percentage of net sales:

	Year Ended December 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	51.1	50.2
Gross profit	48.9	49.8
Selling, general and administrative expenses	43.9	37.3
Net licensing income	0.5	0.5
Income from operations	5.5	13.0
Interest income, net	—	0.2
Other non-operating income (expense), net	0.1	0.1
Income before income tax	5.6	13.3
Income tax expense	(1.3)	(2.4)
Net income	4.3%	10.9%

Results of Operations — Consolidated
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net Sales: Consolidated net sales decreased $540.9 million, or 18%, to $2,501.6 million in 2020 from $3,042.5 million in 2019. The decrease primarily reflects the negative impacts from the ongoing COVID-19 pandemic, resulting in temporary stores closures, including our wholesale customers' stores, and lower consumer demand. Net sales decreased across all regions, brands and product categories, primarily in the U.S. wholesale, U.S. DTC and LAAP businesses.
Net sales by brand, product category and channel are summarized in the following table:

	Year Ended December 31,
(in millions, except for percentage changes)	Reported Net Sales 2020	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2020(1)	Reported Net Sales 2019	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
Brand Net Sales:
Columbia	$1,996.9	$(7.0)	$1,989.9	$2,487.7	(20)%	(20)%
SOREL	293.5	(1.6)	291.9	314.2	(7)%	(7)%
prAna	131.6	—	131.6	151.5	(13)%	(13)%
Mountain Hardwear	79.6	(0.1)	79.5	89.1	(11)%	(11)%
Total	$2,501.6	$(8.7)	$2,492.9	$3,042.5	(18)%	(18)%

Product Category Net Sales:
Apparel, Accessories and Equipment	$1,867.6	$(6.2)	$1,861.4	$2,341.2	(20)%	(20)%
Footwear	634.0	(2.5)	631.5	701.3	(10)%	(10)%
Total	$2,501.6	$(8.7)	$2,492.9	$3,042.5	(18)%	(18)%

Channel Net Sales:
Wholesale	$1,403.3	$(5.2)	$1,398.1	$1,782.8	(21)%	(22)%
DTC	1,098.3	(3.5)	1,094.8	1,259.7	(13)%	(13)%
Total	$2,501.6	$(8.7)	$2,492.9	$3,042.5	(18)%	(18)%
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
Gross Profit: Our gross profit may not be comparable to other companies in our industry as some companies may include all costs related to their distribution network in Cost of sales, while we include these expenses in SG&A expense.
Gross profit as a percentage of net sales contracted to 48.9% in 2020 from 49.8% in 2019, primarily reflecting:
•higher DTC freight costs; partially offset by
•favorable sales mix, resulting from a higher proportion of DTC e-commerce sales, which generally carry a higher gross margins; and
•higher DTC product margins, reflecting lower promotional activity.
Selling, General and Administrative Expenses: SG&A expense includes all costs associated with our design, merchandising, marketing, distribution, and corporate functions, including related depreciation and amortization.
SG&A expense decreased $37.3 million, or 3%, to $1,098.9 million, or 43.9% of net sales, in 2020, from $1,136.2 million, or 37.3% of net sales, in 2019. During 2020, we spent approximately 5.7% of our net sales in demand creation, compared to 5.5% in 2019. Depreciation and amortization included in SG&A expense totaled $63.0 million in 2020, compared to $59.2 million in 2019.
The SG&A expense decrease was primarily due to:
•lower DTC expenses of $35.4 million, primarily resulting from lower personnel expenses due to store closures;
•decreased demand creation spend of $25.7 million;
•discretionary expenses associated with cost containment efforts; and

•lower incentive compensation; partially offset by
•retail impairments and store closure charges of $28.8 million;
•increased bad debt expense of $19.7 million, reflecting heightened accounts receivable risk resulting from the ongoing COVID-19 pandemic; and
•prAna brand trademark impairment charge of $17.5 million.
In March 2020, we initiated numerous cost containment measures across the organization to mitigate the impacts of the COVID-19 pandemic on our business. See additional discussion of these measures in the Impacts of COVID-19 discussion above.
The $28.8 million of retail impairments and store closure charges discussed above include $16.5 million of accelerated amortization of lease right-of-use assets for stores that permanently closed during 2020 for which the related lease liabilities have not been extinguished as of December 31, 2020 due to ongoing negotiations with the landlords. We anticipate SG&A expense will benefit in 2021 as store closure negotiations are finalized and the related lease liabilities are settled, which we anticipate to partially offset the related store closure charges incurred in 2020.
Income from Operations: Income from operations decreased $258.0 million, or 65%, to $137.0 million, or 5.5% of net sales, in 2020, from $395.0 million, or 13.0% of net sales, in 2019.
Income Tax Expense: Income tax expense decreased to $31.5 million in 2020 from $74.9 million in 2019. Our effective income tax rate was 22.6% compared to 18.5% in 2019. Our effective income tax rate for 2020 increased compared to prior year primarily due to the change in mix of book income or loss among jurisdictions, as well as the favorable impacts of the passage of a Swiss tax reform package on our effective income tax rate for the comparable period in 2019.
Net Income: Net income decreased $222.5 million, or 67%, to $108.0 million, or $1.62 per diluted share, in 2020, from $330.5 million, or $4.83 per diluted share, in 2019.
Results of Operations — Segment
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
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
Net sales by geographic segment are summarized in the following table:

	Year Ended December 31,
(in millions, except for percentage changes)	Reported Net Sales 2020	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2020(1)	Reported Net Sales 2019	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
U.S.	$1,603.8	$—	$1,603.8	$1,943.0	(17)%	(17)%
LAAP	424.5	(3.6)	420.9	529.3	(20)%	(20)%
EMEA	298.9	(5.6)	293.3	367.1	(19)%	(20)%
Canada	174.4	0.5	174.9	203.1	(14)%	(14)%
	$2,501.6	$(8.7)	$2,492.9	$3,042.5	(18)%	(18)%
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

Income from operations for each reportable segments and unallocated corporate expenses are summarized in the following table:

	Year Ended December 31,
(in millions)	2020	2019	Change ($)
U.S.	$250.5	$456.7	$(206.2)
LAAP	35.9	80.1	(44.2)
EMEA	31.2	45.4	(14.2)
Canada	37.6	39.6	(2.0)
Total segment income from operations	355.2	621.8	(266.6)
Unallocated corporate expenses	(218.2)	(226.8)	8.6
Income from operations	$137.0	$395.0	$(258.0)
Unless otherwise noted below, segment income from operations within all regions decreased due to the impact of temporary store closures, including our wholesale customers' stores, lower consumer demand, and increased bad debt expenses primarily resulting from the ongoing COVID-19 pandemic, compared to strong sales performance in 2019.
•U.S. income from operations decreased $206.2 million to $250.5 million, or 15.6% of net sales, in 2020 from $456.7 million, or 23.5% of net sales, in 2019. The decrease was driven primarily by decreased net sales combined with decreased gross margins, the majority of $28.8 million of retail impairments and other store closure charges, and COVID-19 related expenses, including catastrophic paid leave and furlough pay as well as severance and other pandemic related costs. U.S. net sales decreased $339.2 million, or 17% in 2020 compared to 2019. U.S. net sales decreased in our U.S. wholesale and DTC businesses, driven by decreased net sales from retail stores, partially offset by increased net sales from our e-commerce business. At December 31, 2020, U.S. business operated 132 retail stores, compared to 143 stores at December 31, 2019. SG&A expenses increased as a percentage of net sales to 33.8% in 2020 compared to 27.4% for 2019 largely due to the impact of revenue declines and the unfavorable impact of our fixed cost structure.
•LAAP income from operations decreased $44.2 million to $35.9 million, or 8.5% of net sales, in 2020 from $80.1 million, or 15.1% of net sales, in 2019. The decrease was driven primarily by decreased net sales combined with decreased gross margin. LAAP net sales decreased $104.8 million, or 20% in 2020 compared to 2019, primarily driven by decreased net sales in our China, Japan and Korea businesses, and to a lesser extent, our LAAP distributor business. LAAP SG&A expense increased as a percentage of net sales to 45.7% in 2020 compared to 40.7% for 2019 largely due to the impact of revenue declines and the unfavorable impact of our fixed cost structure.
•EMEA income from operations decreased $14.2 million to $31.2 million, or 10.4% of net sales, in 2020 from $45.4 million, or 12.4% of net sales, in 2019. The decrease was driven primarily by decreased net sales combined with decreased gross margin. EMEA net sales decreased $68.2 million, or 19% (20% constant-currency) in 2020 compared to 2019. EMEA net sales decreased primarily in our EMEA distributor business, followed by our Europe-direct business. EMEA SG&A expense increased as a percentage of net sales to 33.4% in 2020 compared to 29.9% for 2019 largely due to the impact of revenue declines and the unfavorable impact of our fixed cost structure.
•Canada income from operations decreased $2.0 million to $37.6 million, or 21.6% of net sales, in 2020 from $39.6 million, or 19.5% of net sales, in 2019. The decrease primarily resulted from decreased net sales partially offset by increased gross margin. Canada net sales decreased $28.7 million, or 14% in 2020 compared to 2019, primarily driven by a net sales decrease in our wholesale business. Canada SG&A expense were relatively flat as a percentage of net sales of 25.6% in 2020 compared to 25.5% for 2019.
Unallocated corporate expenses decreased by $8.6 million to $218.2 million in 2020, from $226.8 million in 2019. The decrease reflected cost containment actions implemented to mitigate unfavorable financial impacts resulting from the ongoing COVID-19 pandemic, partially offset by a prAna brand trademark impairment charge of $17.5 million
Liquidity and Capital Resources
At December 31, 2020, we had total cash and cash equivalents of $790.7 million, compared to $686.0 million at December 31, 2019. At December 31, 2020, we had approximately $505.4 million in committed borrowing availability. Including cash, cash equivalents, short-term investments and available committed and uncommitted credit lines, we had more than $1 billion in total liquidity at December 31, 2020. Our primary ongoing funding requirements are for working capital and capital expenditures.
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
Short-term borrowings and credit lines
Refer to Note 7 in Item 8 of this annual report for additional information regarding our lines of credit and overdraft facilities in place. At December 31, 2020, we had a $500.0 million committed revolving line of credit available domestically under our credit agreement and, internationally, our subsidiaries had approximately $144.4 million in committed and uncommitted lines of credit and overdraft facilities in place, some of which were guaranteed by Columbia Sportswear Company. At December 31, 2020, there was no balance outstanding under these lines of credit and overdraft facilities. At the time of this filing, we are in compliance with all financial covenants necessary as a condition for borrowing under the domestic credit agreement.
Cash flow activities
Net cash provided by operating activities was $276.1 million in 2020, compared to net cash provided by operating activities of $285.5 million in 2019. The change in operating cash flow was driven by a $161.9 million decrease in operating cash flow provided by net income and non-cash adjustments, partially offset by a $152.6 million decrease in cash used in changes in assets and liabilities. The most significant comparative changes included Inventories, net, Accrued liabilities, and Accounts receivable. The increase in cash provided by Inventories, net reflects the effect of lower inventory receipts. The increase in cash used by Accrued Liabilities was primarily driven by decreases in accruals for wholesale refund liabilities, wholesale and retail return liabilities, and incentive compensation. The increase in cash provided by Accounts Receivable was primarily driven by lower wholesale net sales in the fourth quarter of 2020.
Net cash used in investing activities was $27.2 million in 2020, compared to net cash provided by investing activities of $140.7 million in 2019. For 2020, net cash used in investing activities consisted $28.8 million for capital expenditures. For 2019, net cash provided by investing activities primarily consisted of $264.2 million in net sales and maturities of short-term investments, partially offset by $123.5 million for capital expenditures. The decrease in cash used for capital expenditures in 2020 was primarily due to capital preservation measures taken in light of the ongoing COVID-19 pandemic.
Net cash used in financing activities was $151.7 million in 2020, compared to net cash used in financing activities of $190.7 million in 2019. For 2020, net cash used in financing activities primarily consisted of the repurchase of common stock of $132.9 million and dividend payments to our shareholders of $17.2 million. For 2019, net cash used in financing activities primarily consisted of the repurchase of common stock of $121.7 million and dividend payments to our shareholders of $65.1 million and $17.9 million related to the purchase of the non-controlling interest in our China joint venture, partially offset by net proceeds of $14.0 million from the issuance of stock-based compensation. The decrease in dividend payments to our shareholders resulted from our Board of Directors suspension of quarterly dividends after the March 2020 dividend was paid as a part of a broader capital preservation effort during the ongoing COVID-19 pandemic.
Contractual obligations
The following table presents our estimated significant contractual commitments:

	Year ended December 31,
(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Inventory purchase obligations	$305,716	$—	$—	$—	$—	$—	$305,716
Operating lease obligations (1)	92,756	73,936	66,328	58,726	51,134	130,429	473,309
TCJA transition tax obligations (2)	1,352	4,250	7,969	10,625	13,282	—	37,478
(1) Refer to Operating Leases in Note 9 in Item 8 of this annual report.
(2) Refer to Income Taxes in Note 10 in Item 8 of this annual report.
In addition, our non-current Income taxes payable on the Consolidated Balance Sheet at December 31, 2020 includes approximately $13.8 million of net unrecognized tax benefits; however, these are excluded from the table above because we are uncertain about whether or when these amounts may be settled. Refer to Note 10 in Item 8 of this annual report for additional information.

Critical Accounting Policies and Estimates
Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales, and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Our critical accounting policies relate to revenue recognition, allowance for uncollectible accounts receivable, excess, close-out and slow-moving inventory, impairment of long-lived assets, intangible assets and goodwill, and income taxes.
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
Allowance for Uncollectible Accounts Receivable
We make ongoing estimates of the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. In determining the amount of the allowance, we consider our historical level of credit losses, and we make judgments about the creditworthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, customer concentrations, credit insurance coverage, standby letters of credit, and other forms of collateral, current economic trends, and changes in customer payment terms. As a result of the COVID-19 pandemic, our allowance for uncollectible accounts receivable increased to $21.8 million as of December 31, 2020 from $8.9 million as of December 31, 2019. The balance as of December 31, 2020 reflects the ongoing risk in the retail sector as the COVID-19 pandemic continues to impact the global economy. Continued uncertainty in credit and market conditions may slow our collection efforts if customers experience difficulty accessing credit and paying their obligations, leading to higher than normal accounts receivable and increased bad debt expense. Because future changes in the financial stability of our customers is difficult to estimate, actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our consolidated financial position, results of operations or cash flows. If the financial condition of our customers deteriorates and results in their inability to make payments, a larger allowance may be required. If we determine that a smaller or larger allowance is appropriate, we will record an adjustment to SG&A expense in the period in which we make such a determination.
Excess, Close-Out and Slow Moving Inventory
We make ongoing estimates of potential excess, close-out or slow moving inventory. We evaluate our inventory on hand considering our purchase commitments, sales forecasts and historical liquidation experience to identify excess, close-out or slow moving inventory and make provisions as necessary to properly reflect inventory value at the lower of cost or net realizable value. Provisions are taken when necessary in the period in which we make such a determination.
Impairment of Long-Lived Assets, Intangible Assets and Goodwill
Long-lived assets, which include property, plant and equipment, lease right-of-use assets, capitalized implementation costs for cloud computing arrangements, and intangible assets with finite lives are measured for impairment only when events or circumstances indicate the carrying value may be impaired. We evaluate retail location long‐lived assets for impairment when events or changes in circumstances exist that may indicate that the carrying amounts of retail location long‐lived assets are no longer recoverable. Events that result in an impairment review include plans to close a retail location or a significant decrease in the operating results of the retail location. When such an indicator occurs, we evaluate retail location long‐lived assets for impairment by comparing the undiscounted future cash flow expected to be generated by the location to the location long‐lived asset’s carrying amount. If the carrying amount of an asset exceeds the estimated undiscounted future cash flow, an analysis is performed to estimate the fair value of the asset. An impairment is recorded if the fair value of the retail location long‐lived asset is less than the carrying amount. During 2020, as a result of lower consumer demand related to the COVID-19 pandemic, we tested certain retail location long-lived assets consisting of property, plant and equipment and lease right-of-use assets for impairment. For the year ended December 31, 2020, impairment charges from underperforming retail stores were $7.0 million for lease right-of-use assets and $4.5 million for property, plant and equipment. Further declines in projected future performance may adversely affect the recovery of retail locations assets.
We review and test our intangible assets with indefinite useful lives and goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Our intangible assets with indefinite lives consist of trademarks and trade names. Substantially all of our goodwill is recorded in the U.S. segment and impairment testing for goodwill is performed at the reporting unit level. In the impairment test for goodwill, we compare the estimated fair value of the reporting unit with the carrying amount of that reporting unit. If the carrying amount of the reporting unit exceeds its estimated fair value, we calculate an impairment as the excess of carrying amount over the estimate of fair value. We estimate the fair value of our reporting units using a combination of discounted cash flow analysis and market-based valuation methods, as appropriate. In the impairment tests for trademarks and trade names, we compare the estimated fair value of each asset to its carrying amount. The fair values of trademarks and trade names are estimated using a relief from royalty method under the income approach. If the carrying amount of a trademark or trade name exceeds its estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value. Key assumptions used in the discounted cash flow models are cash flow projections and the discount rate. Cash flow projections are developed in part from our annual planning process. The discount rate is the estimated weighted-average costs of capital of the reporting unit from a market-participant perspective. In the market-based valuation methods used to estimate the fair value of our reporting units, we utilize market multiples for guideline public companies.
In our 2020 impairment test, it was determined that the estimated fair value of the prAna brand’s trademark was impaired and we recognized a $17.5 million impairment charge for the year ended December 31, 2020 reducing the carrying value to $70.5 million. The decline in estimated fair value from the fourth-quarter 2019 impairment test reflects a lower estimated royalty rate and a decline in forecasted revenues. In the prAna reporting unit’s goodwill impairment test, the estimated fair value of the prAna reporting unit exceeded its carrying value by approximately 10%, and as such the reporting unit’s goodwill balance of $54.2 million was not impaired. As part of our evaluation, we performed sensitivity analysis on the goodwill impairment model. A 100 basis point increase in the assumed discount rate did not cause the fair value of the reporting unit to decline below its carrying value. Separately, 10% lower estimated net sales in each of the next five years did not cause the fair value of the reporting unit to decline below its carrying value. If the prAna brand's actual or projected future performance deteriorates from the projections considered in our 2020 tests, it is possible that further impairment charges would be required.
Our 2020 impairment tests of goodwill and intangible assets with indefinite lives indicated that the fair value of all other reporting units and intangible assets with indefinite lives exceeded their respective carrying values by at least 25%.
Our impairment tests and related fair value estimates are based on a number of factors, including assumptions and estimates for projected sales, income, cash flows, discount rates, market-based multiples, and other operating performance measures. Changes in estimates or the application of alternative assumptions could produce significantly different results. These assumptions and estimates may change in the future due to changes in economic conditions, changes in our ability to meet sales and profitability objectives or changes in our business operations or strategic direction.
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
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business, our financial position and results of operations are subject to a variety of risks, including risks associated with global financial and capital markets, primarily currency exchange rate risk and, to a lesser extent, interest rate risk. We regularly assess these risks and have established policies and business practices designed to mitigate their effects. We do not engage in speculative trading in any financial or capital market.
Foreign Exchange Risk
Our primary currency exchange rate risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. We focus on mitigating changes in functional currency equivalent cash flows resulting from anticipated United States dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency. We also mitigate changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated sales for subsidiaries that use United States dollars and euros as their functional currency. We manage this risk primarily by using currency forward contracts. Additionally, we hedge net balance sheet exposures related primarily to non-functional currency denominated monetary assets and liabilities using foreign currency forward contracts in European euros, Japanese yen, Canadian dollars, Swiss francs, Chinese renminbi, Korean won, British pound, Danish krone, Norwegian kroner, Polish zloty, Swedish krona and Czech koruna. Non-functional currency denominated monetary assets and liabilities consist primarily of cash and cash equivalents, short-term investments, receivables, payables, deferred income taxes, and intercompany loans and dividends.
The net fair value of our derivative contracts was unfavorable by approximately $12.7 million at December 31, 2020. A 10% unfavorable exchange rate change in the euro, franc, Canadian dollar, yen, renminbi, won, pound, and koruna against the United

States dollar would have resulted in the net fair value declining by approximately $54.0 million at December 31, 2020. Changes in fair value of derivative contracts resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.
Interest Rate Risk
Our negotiated credit facilities generally charge interest based on a benchmark rate such as the London Interbank Offered Rate ("LIBOR"). Fluctuations in short-term interest rates cause interest payments on drawn amounts to increase or decrease. At December 31, 2020, no balance was outstanding under our credit facilities.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Columbia Sportswear Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill – prAna Reporting Unit – Refer to Notes 2 and 6 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company uses a combination of discounted cash flow analysis and market-based valuation methods, which requires management to make significant estimates and assumptions related to projected cash flow, discount rates, market-based multiples, and other operating performance measures. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, if any, or both. The goodwill balance was $68.6 million as of December 31, 2020, of which $54.2 million was allocated to the prAna Reporting Unit (“prAna”). The fair value of prAna exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
Auditing management’s estimates and assumptions related to projected cash flow, discount rates, market-based multiples, and other operating performance measures for prAna involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates and assumptions related to projected cash flow, discount rates, market-based multiples, and other operating performance measures for the prAna goodwill impairment analysis included the following, among others:
•We tested the effectiveness of internal controls over the prAna goodwill impairment analysis, including those over the forecasts for cash flow and other operating performance measures, and the selection of the discount rate and market-based multiples.
•We evaluated management’s ability to accurately forecast cash flow and other operating performance measures by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s cash flow forecasts by comparing the forecasts to:
◦Historical cash flow.
◦Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•We evaluated the impact of changes in management’s cash flow forecasts from the October 31, 2020 annual measurement date to December 31, 2020.
•To evaluate the reasonableness of the discount rate, with the assistance of our fair value specialists, we:
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
•With the assistance of our fair value specialists, we evaluated the reasonableness of the selection and application of valuation multiples management applied in i market-based valuation method through comparison to valuation multiples for guideline public companies.
Intangible Assets, Net – prAna Trademark– Refer to Notes 2 and 6 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company has trademarks and trade names (“trademarks”) that are indefinite-lived intangible assets. As of December 31, 2020, the carrying value of the intangible assets was $103.6 million, of which $70.5 million was attributed to prAna’s trademark, after recognizing $17.5 million of impairment loss in the year ended December 31, 2020. The Company used the relief from royalty method to estimate fair value, which requires management to make significant estimates and assumptions related to projected sales, royalty rates and discount rates to estimate the net present value of future cash flows relating to the prAna trademark.
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

•We evaluated the impact of changes in management’s forecasts from the October 31, 2020 annual measurement date to December 31, 2020.
•To evaluate the reasonableness of the (1) discount rate and (2) royalty rate, with the assistance of our fair value specialists, we:
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
Long-lived Asset Valuation – Refer to Notes 2, 5 and 9 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company evaluates retail location long-lived assets for impairment when events or changes in circumstances exist that may indicate that the carrying amounts of retail location long-lived assets are no longer recoverable. Events that result in an impairment review include plans to close a retail location or a significant decrease in the operating results of the retail location. When such an indicator occurs, the Company evaluates its retail location long-lived assets for impairment by comparing the undiscounted future cash flow expected to be generated by the location to the retail location long-lived asset’s carrying amount. If the carrying amount of an asset exceeds the estimated undiscounted future cash flow, an analysis is performed to estimate the fair value of the asset. An impairment is recorded if the fair value of the retail location long-lived asset is less than the carrying amount.
The Company makes significant assumptions to evaluate retail location long-lived assets for possible indications of impairment. Changes in these assumptions could have a significant impact on the retail location long-lived assets identified for further analysis. For the year ended December 31, 2020, impairment charges from underperforming retail location long-lived assets were $7.0 million for lease right-of-use assets and $4.5 million for property, plant, and equipment.
Given the Company’s evaluation of possible indications of impairment of retail location long-lived assets requires management to make significant assumptions, performing audit procedures to evaluate whether management appropriately identified events or changes in circumstances indicating that the carrying amounts of retail location long-lived assets may not be recoverable involved especially subjective judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of retail location long-lived assets for possible indications of impairment included the following, among others:
•We tested the effectiveness of controls over management's identification of possible circumstances that may indicate that the carrying amounts of retail location long-lived assets are no longer recoverable.
•We evaluated management's analysis of long-lived assets for indications of impairment analysis by:
◦Testing retail location long-lived assets for possible indications of impairment, including searching for locations with a history of losses, current period loss, or projected losses.
◦Performing inquiries of management regarding the process and assumptions used to identify potential indicators of impairment and evaluating the consistency of the assumptions with evidence obtained in other areas of the audit.

/s/    DELOITTE & TOUCHE LLP
Portland, Oregon
February 25, 2021

We have served as the Company’s auditor since at least 1994; however, an earlier year could not be reliably determined.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Columbia Sportswear Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.
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

/s/    DELOITTE & TOUCHE LLP
Portland, Oregon
February 25, 2021

COLUMBIA SPORTSWEAR COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$790,725	$686,009
Short-term investments	1,224	1,668
Accounts receivable, net of allowance of $21,810 and $8,925, respectively	452,945	488,233
Inventories, net	556,530	605,968
Prepaid expenses and other current assets	54,197	93,868
Total current assets	1,855,621	1,875,746
Property, plant and equipment, net	309,792	346,651
Operating lease right-of-use assets	339,244	394,501
Intangible assets, net	103,558	123,595
Goodwill	68,594	68,594
Deferred income taxes	96,126	78,849
Other non-current assets	63,636	43,655
Total assets	$2,836,571	$2,931,591
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$206,697	$255,372
Accrued liabilities	257,278	295,723
Operating lease liabilities	65,466	64,019
Income taxes payable	23,181	15,801
Total current liabilities	552,622	630,915
Non-current operating lease liabilities	353,181	371,507
Income taxes payable	49,922	48,427
Deferred income taxes	5,205	6,361
Other long-term liabilities	42,870	24,934
Total liabilities	1,003,800	1,082,144
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 250,000 shares authorized; 66,252 and 67,561 issued and outstanding, respectively	20,165	4,937
Retained earnings	1,811,800	1,848,935
Accumulated other comprehensive income (loss)	806	(4,425)
Total shareholders' equity	1,832,771	1,849,447
Total liabilities and shareholders' equity	$2,836,571	$2,931,591

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Net sales	$2,501,554	$3,042,478	$2,802,326
Cost of sales	1,277,665	1,526,808	1,415,978
Gross profit	1,223,889	1,515,670	1,386,348
Selling, general and administrative expenses	1,098,948	1,136,186	1,051,152
Net licensing income	12,108	15,487	15,786
Income from operations	137,049	394,971	350,982
Interest income, net	435	8,302	9,876
Other non-operating income (expense), net	2,039	2,156	(141)
Income before income tax	139,523	405,429	360,717
Income tax expense	(31,510)	(74,940)	(85,769)
Net income	108,013	330,489	274,948
Net income attributable to non-controlling interest	—	—	6,692
Net income attributable to Columbia Sportswear Company	$108,013	$330,489	$268,256

Earnings per share attributable to Columbia Sportswear Company:
Basic	$1.63	$4.87	$3.85
Diluted	$1.62	$4.83	$3.81
Weighted average shares outstanding:
Basic	66,376	67,837	69,614
Diluted	66,772	68,493	70,401

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net income	$108,013	$330,489	$274,948
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities, net	4	56	(56)
Unrealized holding gains (losses) on derivative transactions (net of tax effects of $6,271, $830, and $(7,782), respectively)	(18,851)	(2,383)	24,262
Foreign currency translation adjustments (net of tax effects of $(388), $2,188, and $1,557, respectively)	24,078	2,064	(18,079)
Other comprehensive income (loss)	5,231	(263)	6,127
Comprehensive income	113,244	330,226	281,075
Comprehensive income attributable to non-controlling interest	—	—	7,480
Comprehensive income attributable to Columbia Sportswear Company	$113,244	$330,226	$273,595

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$108,013	$330,489	$274,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and non-cash lease expense	146,601	121,725	58,230
Provision for uncollectible accounts receivable	19,156	(108)	3,908
Loss on disposal or impairment of intangible assets, property, plant and equipment, and right-of-use assets	31,342	5,442	4,208
Deferred income taxes	(11,263)	(1,808)	1,462
Stock-based compensation	17,778	17,832	14,291
Changes in operating assets and liabilities:
Accounts receivable	22,885	(37,429)	(29,509)
Inventories, net	64,884	(84,058)	(94,716)
Prepaid expenses and other current assets	33,712	(15,068)	(9,771)
Other assets	(21,224)	(3,547)	(12,421)
Accounts payable	(49,275)	(10,419)	19,384
Accrued liabilities	(52,115)	18,863	66,900
Income taxes payable	9,082	(9,402)	(3,958)
Operating lease assets and liabilities	(52,112)	(54,197)	—
Other liabilities	8,613	7,137	(3,387)
Net cash provided by operating activities	276,077	285,452	289,569
Cash flows from investing activities:
Purchases of short-term investments	(35,044)	(136,257)	(518,755)
Sales and maturities of short-term investments	36,631	400,501	352,127
Capital expenditures	(28,758)	(123,516)	(65,622)
Proceeds from sale of property, plant and equipment	—	—	19
Net cash provided by (used in) investing activities	(27,171)	140,728	(232,231)
Cash flows from financing activities:
Proceeds from credit facilities	402,422	78,186	70,576
Repayments on credit facilities	(403,146)	(78,186)	(70,576)
Payment of line of credit issuance fees	(3,278)	—	—
Proceeds from issuance of common stock related to stock-based compensation	6,919	19,793	18,484
Tax payments related to stock-based compensation	(4,533)	(5,806)	(4,285)
Repurchase of common stock	(132,889)	(121,702)	(201,600)
Purchase of non-controlling interest	—	(17,880)	—
Cash dividends paid	(17,195)	(65,127)	(62,664)
Cash dividends paid to non-controlling interest	—	—	(19,949)
Net cash used in financing activities	(151,700)	(190,722)	(270,014)
Net effect of exchange rate changes on cash	7,510	(1,244)	(8,695)
Net increase (decrease) in cash and cash equivalents	104,716	234,214	(221,371)
Cash and cash equivalents, beginning of period	686,009	451,795	673,166
Cash and cash equivalents, end of period	$790,725	$686,009	$451,795
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$14,687	$99,062	$77,408
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$3,831	$9,543	$11,831

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONSOLIDATED STATEMENTS OF EQUITY

	Columbia Sportswear Company Shareholders' Equity
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
BALANCE, JANUARY 1, 2018	69,995	$45,829	$1,585,009	$(8,887)	$30,308	$1,652,259
Net income	—	—	268,256	—	6,692	274,948
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities, net	—	—	—	(56)	—	(56)
Unrealized holding gains on derivative transactions, net	—	—	—	23,195	1,067	24,262
Foreign currency translation adjustment, net	—	—	—	(17,800)	(279)	(18,079)
Cash dividends ($0.90 per share)	—	—	(62,664)	—	—	(62,664)
Dividends to non-controlling interest	—	—	—	—	(21,332)	(21,332)
Adoption of new accounting standards	—	—	14,600	(515)	—	14,085
Issuance of common stock related to stock-based compensation, net	600	14,199	—	—	—	14,199
Stock-based compensation expense	—	14,291	—	—	—	14,291
Repurchase of common stock	(2,349)	(74,319)	(127,281)	—	—	(201,600)
BALANCE, DECEMBER 31, 2018	68,246	—	1,677,920	(4,063)	16,456	1,690,313
Net income	—	—	330,489	—	—	330,489
Purchase of non-controlling interest	—	—	—	(99)	(16,456)	(16,555)
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	56	—	56
Unrealized holding losses on derivative transactions, net	—	—	—	(2,383)	—	(2,383)
Foreign currency translation adjustment, net	—	—	—	2,064	—	2,064
Cash dividends ($0.96 per share)	—	—	(65,127)	—	—	(65,127)
Issuance of common stock related to stock-based compensation, net	558	13,987	—	—	—	13,987
Stock-based compensation expense	—	17,832	—	—	—	17,832
Repurchase of common stock	(1,243)	(26,882)	(94,347)	—	—	(121,229)
BALANCE, DECEMBER 31, 2019	67,561	4,937	1,848,935	(4,425)	—	1,849,447
Net income	—	—	108,013	—	—	108,013
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	4	—	4
Unrealized holding losses on derivative transactions, net	—	—	—	(18,851)	—	(18,851)
Foreign currency translation adjustment, net	—	—	—	24,078	—	24,078
Cash dividends ($0.26 per share)	—	—	(17,195)	—	—	(17,195)
Issuance of common stock related to stock-based compensation, net	248	2,386	—	—	—	2,386
Stock-based compensation expense	—	17,778	—	—	—	17,778
Repurchase of common stock	(1,557)	(4,936)	(127,953)	—	—	(132,889)
BALANCE, DECEMBER 31, 2020	66,252	20,165	1,811,800	806	—	1,832,771

See accompanying notes to consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
Nature of the Business
Columbia Sportswear Company connects active people with their passions through its four well-known brands, Columbia, SOREL, Mountain Hardwear, and prAna, by designing, developing, marketing, and distributing its outdoor, active and everyday lifestyle apparel, footwear, accessories, and equipment products to meet the diverse needs of its customers and consumers.
Principles of Consolidation
The consolidated financial statements include the accounts of Columbia Sportswear Company, its wholly owned subsidiaries and entities in which it maintained a controlling financial interest (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.
Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. Some of the more significant estimates relate to revenue recognition, allowance for uncollectible accounts receivable, excess, close-out and slow moving inventory, impairment of long-lived assets, intangible assets and goodwill, and income taxes.
Recently Adopted Accounting Pronouncements
Effective January 1, 2020, the Company adopted Accounting Standards Update ("ASU") No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) issued by the Financial Accounting Standards Board ("FASB") in August 2018, which clarifies certain aspects of accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. Under the ASU, an entity would expense costs incurred in the preliminary-project and post-implementation-operation stages. The entity would also capitalize certain costs incurred during the application-development stage, as well as certain costs related to enhancements. The ASU does not change the accounting for the service component of a CCA. The Company adopted the standard using the prospective method and anticipates an increase in cloud-specific implementation assets as specific cloud initiatives are executed by the Company. These assets will generally be included in Other non-current assets in the Consolidated Balance Sheets and will amortize over their assessed useful lives or the term of the underlying cloud computing hosting contract, whichever is shorter. Upon the adoption of the standard, there was no immediate impact to the Company's financial position, results of operations or cash flows.
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
Effective January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments issued by the FASB in June 2016, as well as the clarifying amendments subsequently issued. The pronouncement changes the impairment model for most financial assets and requires the use of an "expected loss" model for instruments measured at amortized cost. Under this model, entities are required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. Upon adoption of the standard, there was no immediate impact to the Company's financial position, results of operations or cash flows. On an ongoing basis, the Company will contemplate forward-looking economic conditions in recording lifetime expected credit losses for the Company’s financial assets measured at cost, such as the Company’s trade receivables and certain short-term investments.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and cash equivalents
Cash and cash equivalents are stated at fair value or at cost, which approximates fair value, and include investments with original maturities of 90 days or less at the date of acquisition. At December 31, 2020, Cash and cash equivalents consisted of cash, money

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
market funds, and United States government treasury bills. At December 31, 2019, Cash and cash equivalents consisted of cash, money market funds, United States government treasury bills, and commercial paper.
Investments
At December 31, 2020, Short-term investments consisted of money market funds and mutual fund shares held as part of the Company's deferred compensation plan expected to be distributed in the next twelve months. At December 31, 2019, Short-term investments consisted of mutual fund shares held as part of the Company's deferred compensation plan expected to be distributed in the next twelve months. Investments held as part of the Company's deferred compensation plan are classified as trading securities and are recorded at fair value with any unrealized gains and losses included in SG&A expense. Realized gains or losses from these trading securities are determined based on the specific identification method and are included in SG&A expense.
At December 31, 2020 and 2019, long-term investments included in Other non-current assets consisted of money market funds and mutual fund shares held to offset liabilities to participants in the Company's deferred compensation plan. The investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported as a component of operating income.
Accounts receivable
Accounts receivable have been reduced by an allowance for doubtful accounts. The Company maintains the allowance for estimated losses resulting from the inability of the Company's customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Write-offs of accounts receivable were $8.0 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively.
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
Cloud computing arrangements
The Company’s CCAs primarily relate to various enterprise resource planning systems, as well as other supporting systems. These assets are generally included in Other non-current assets in the Consolidated Balance Sheets and amortize on a straight-line basis over their assessed useful lives or the term of the underlying cloud computing hosting contract, whichever is shorter. As of December 31, 2020, CCAs in-service have useful lives which range from approximately ten months to five years. As of December 31, 2020, CCA assets consisted of capitalized implementation costs of $24.3 million and associated accumulated amortization of $1.9

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
million. Changes in these assets are recorded in Other assets within operating activities in the Consolidated Statements of Cash Flows.
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
ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses market-based rates as an input to derive an appropriate incremental borrowing rate, adjusted for the lease term and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease. The Company also contemplates adjusting the discount rate for the amount of the lease payments.
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
Concessions
In April 2020, the FASB issued a Staff Q&A, Topic 842 and 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. The FASB staff indicated that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. The Company elected to account for lease concessions related to the effects of the COVID-19 pandemic in accordance with the Staff Q&A. For concessions that provide a deferral of payments with no substantive changes to the consideration in the original contract, the Company continues to recognize expense during the deferral period. For concessions in the form of lease abatements, the reduced lease payments are accounted for as reductions to variable lease expense.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Impairment of long-lived assets, intangible assets and goodwill
Long-lived assets, which include property, plant and equipment, lease right-of-use assets, capitalized implementation costs for cloud computing arrangements, and intangible assets with finite lives, are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset.
The Company reviews and tests its intangible assets with indefinite useful lives and goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company's intangible assets with indefinite lives consist of trademarks and trade names. In the impairment test for goodwill, the estimated fair value of the reporting unit is compared with the carrying amount of that reporting unit. In the impairment tests for trademarks and trade names, the Company compares the estimated fair value of each asset to its carrying amount. For goodwill and trademarks and trade names, if the carrying amount exceeds its estimated fair value, the Company calculates an impairment as the excess of carrying amount over the estimate of fair value.
Impairment charges, if any, are classified as a component of SG&A expense.
Income taxes
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
Derivatives
The effective portion of changes in fair values of outstanding cash flow hedges is recorded in Other comprehensive income (loss) until earnings are affected by the hedged transaction, and any ineffective portion is included in current income. In most cases, amounts recorded in Other comprehensive income (loss) will be released to earnings after maturity of the related derivative. The Consolidated Statements of Operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in Cost of sales when the underlying hedged transactions affect earnings. Results of hedges of revenue are recorded in Net sales when the underlying hedged transactions affect earnings. Unrealized derivative gains and losses, which are recorded in assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Consolidated Statements of Cash Flows based on their respective balance sheet classifications.
Foreign currency translation
The assets and liabilities of the Company's foreign subsidiaries have been translated into United States dollars using the exchange rates in effect at period end, and the sales and expenses have been translated into United States dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a separate component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.
Revenue recognition

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
The amount of consideration the Company expects to be entitled to receive and recognize as Net sales across both wholesale and DTC channels varies with changes in sales returns and other accommodations and incentives offered. The Company estimates expected sales returns and other accommodations, such as chargebacks and markdowns and records a sales reserve to reduce Net sales. These estimates are based on historical rates of product returns and claims, as well as events and circumstances that indicate changes to such historical rates. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. As a result, the Company adjusts estimates of revenue at the earlier of when the most likely amount of consideration the Company expects to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly greater or lower than the sales reserves established, the Company records an adjustment to Net sales in the period in which it made such determination.
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
Shipping and handling costs
The Company treats shipping and handling activities as fulfillment costs, and as such recognize the costs for these activities at the time related revenue is recognized. The majority of these costs are recorded as SG&A expenses, and the direct costs associated with shipping goods to customers and consumers are recorded as Costs of sales. Shipping and handling fees billed to customers are recorded as Net sales. Shipping and handling costs recorded as a component of SG&A expenses and were $98.0 million, $89.2 million and $82.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Cost of sales
Cost of sales consists of all direct product costs, including shipping, duties and importation costs, as well as specific provisions for excess, close-out or slow moving inventory. In addition, certain products carry life-time or limited warranty provisions for defects in quality and workmanship. Cost of sales includes a warranty reserve established for these provisions at the time of sale to cover estimated costs based on the Company's history of warranty repairs and replacements.
Selling, general and administrative expenses
SG&A expenses consists of personnel-related costs, advertising, depreciation and amortization, occupancy, and other selling and general operating expenses related to the Company's business functions.
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
Advertising costs
Advertising costs, including marketing and demand creation spending, are expensed in the period incurred and are included in SG&A expenses. Total advertising expense, including cooperative advertising costs, were $141.3 million, $166.4 million and $150.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Cooperative advertising costs are expensed when the related revenues are recognized and included in SG&A expenses when the Company receives an identifiable benefit in exchange for the

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated.
Recently issued accounting pronouncements
Effective January 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which, among other things, removes specific exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods, as well as targeted impacts to the accounting for taxes under hybrid tax regimes. At adoption, there was not a material impact to the Company's financial position, results of operations or cash flows.
NOTE 3—REVENUES
Disaggregated revenue
As disclosed below in Note 17, the Company has four geographic reportable segments: United States ("U.S."), Latin America and Asia Pacific ("LAAP"), Europe, Middle East and Africa ("EMEA") and Canada.
The following tables disaggregate our operating segment Net sales by product category and channel, which the Company believes provides a meaningful depiction how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Year Ended December 31, 2020
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,231,835	$320,616	$197,052	$118,116	$1,867,619
Footwear	371,948	103,873	101,855	56,259	633,935
Total	$1,603,783	$424,489	$298,907	$174,375	$2,501,554
Channel net sales
Wholesale	$838,388	$198,083	$249,161	$117,628	$1,403,260
DTC	765,395	226,406	49,746	56,747	1,098,294
Total	$1,603,783	$424,489	$298,907	$174,375	$2,501,554

	Year Ended December 31, 2019
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,562,487	$395,002	$245,381	$138,292	$2,341,162
Footwear	380,520	134,280	121,691	64,825	701,316
Total	$1,943,007	$529,282	$367,072	$203,117	$3,042,478
Channel net sales
Wholesale	$1,049,300	$272,389	$312,347	$148,760	$1,782,796
DTC	893,707	256,893	54,725	54,357	1,259,682
Total	$1,943,007	$529,282	$367,072	$203,117	$3,042,478

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2018
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,432,711	$400,240	$226,324	$131,783	$2,191,058
Footwear	295,765	129,912	124,430	61,161	611,268
Total	$1,728,476	$530,152	$350,754	$192,944	$2,802,326
Channel net sales
Wholesale	$902,928	$267,002	$300,626	$141,467	$1,612,023
DTC	825,548	263,150	50,128	51,477	1,190,303
Total	$1,728,476	$530,152	$350,754	$192,944	$2,802,326
Performance obligations
For the years ended December 31, 2020 and 2019, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.
Contract balances
As of December 31, 2020 and 2019, contract liabilities included in Accrued Liabilities on the Consolidated Balance Sheets, which consisted of obligations associated with the Company's gift card and customer loyalty programs, were not material.
NOTE 4—CONCENTRATIONS
Trade receivables
The Company had one customer that accounted for approximately 14.3% and 13.9% of Accounts receivable, net at December 31, 2020 and 2019, respectively. No single customer accounted for 10% or more of Net sales for any of the years ended December 31, 2020, 2019 or 2018.
NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31,
(in thousands)	2020	2019
Land and improvements	$33,231	$26,951
Buildings and improvements	209,251	204,077
Machinery, software and equipment	388,808	383,881
Furniture and fixtures	96,521	96,303
Leasehold improvements	152,852	147,760
Construction in progress	3,376	10,771
	884,039	869,743
Less accumulated depreciation	(574,247)	(523,092)
	$309,792	$346,651
Depreciation expense for property, plant and equipment, net was $60.9 million, $59.8 million, and $58.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Impairment charges for property, plant and equipment are included in SG&A expense and were $5.0 million, $0.4 million and $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Charges during the years ended December 31, 2020, 2019 and 2018 were recorded primarily for certain underperforming retail stores in the U.S., EMEA and LAAP regions.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 6—INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets, net consisted of the following:

	December 31,
(in thousands)	2020	2019
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198
Customer relationships	23,000	23,000
Gross carrying amount	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(13,311)
Customer relationships	(17,363)	(15,713)
Accumulated amortization	(31,561)	(29,024)
Net carrying amount	5,637	8,174
Intangible assets not subject to amortization	97,921	115,421
Intangible assets, net	$103,558	$123,595
Amortization expense for intangible assets subject to amortization was $2.5 million for the year ended December 31, 2020, and $3.0 million for the years ended December 31, 2020 and 2019.
Impairment charges for the intangible assets not subject to amortization are included in SG&A expense and were $17.5 million for the year ended December 31, 2020. The impairment of the prAna trademark and trade name intangible asset was determined as part of the annual impairment test. The fair value was estimated using a relief from royalty method under the income approach. Cash flow projections were developed in part from the Company's annual planning process. The discount rate is the estimated weighted-average costs of capital of the reporting unit from a market-participant perspective. The decline in estimated fair value from the fourth-quarter 2019 impairment test reflects a lower estimated royalty rate and a decline in forecasted revenues. There was no impairment recorded for intangible assets not subject to amortization for the years ended December 31, 2019 and 2018.
Substantially all of the Company's goodwill is recorded in the U.S. segment. The Company determined that goodwill was not impaired for the years ended December 31, 2020, 2019, and 2018.
The following table presents the estimated annual amortization expense for the years 2021 through 2025:

(in thousands)
2021	$1,650
2022	1,650
2023	1,650
2024	688
2025	—

NOTE 7—SHORT-TERM BORROWINGS AND CREDIT LINES
Columbia Sportswear Company Credit Lines
In 2020, the Company entered into a credit agreement, maturing on December 30, 2025, which provides an unsecured, committed revolving credit facility that provides for funding up to $500.0 million. Interest, payable monthly, is based on the Company's option of either LIBOR plus an applicable margin or a base rate. Base rate is defined as the highest of the following, plus an applicable margin:
•the administrative agent's prime rate;
•the higher of the federal funds rate or the overnight bank funding rate set by the Federal Reserve Bank of New York, plus 0.50%; or
•the one-month LIBOR plus 1.00%.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
This credit agreement requires the Company to comply with certain financial covenants covering the Company's funded debt ratio and asset coverage ratio. The credit agreement also includes customary covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness and liens, engage in mergers, acquisitions and dispositions, and engage in transactions with affiliates, as well as restrict certain payments, including dividends and share buybacks.
At December 31, 2020, the Company was in compliance with all associated covenants and there was no balance outstanding. At December 31, 2019, there was no balance outstanding under the credit agreement in effect for such period.
Columbia Sportswear Company's Subsidiary Credit Lines
At December 21, 2020 and 2019, there was no balance outstanding under the Company's subsidiary credit lines.
The Company's Canadian subsidiary has available an unsecured and uncommitted line of credit, which is payable on demand, guaranteed by the Company, and provides for borrowing up to a maximum of CAD$30.0 million (approximately US$23.5 million) at December 31, 2020. The revolving line accrues interest at the Canadian prime rate for CAD overdraft borrowings or Bankers' Acceptance rate plus 150 basis points for Bankers' Acceptance loans.
The Company's European subsidiary has available two separate unsecured and uncommitted lines of credit, and an unsecured, committed line of credit, which are guaranteed by the Company, and provide for borrowing up to a maximum of €25.8 million, €0.6 million, and €4.4 million, respectively (combined approximately US$37.9 million), at December 31, 2020. Borrowings under the €25.8 million line accrue interest at a base rate of 185 basis points plus 175 basis points. Borrowings under the €4.4 million and €0.6 million lines each accrue interest at 75 basis points.
The Company's Japanese subsidiary has available two separate unsecured and uncommitted overdraft facilities guaranteed by the Company providing for borrowing up to a maximum of ¥1.5 billion and US$7.0 million, respectively (combined approximately US$21.5 million) at December 31, 2020. Borrowings under the ¥1.5 billion overdraft facility accrue interest at the Tokyo Interbank Offered Rate plus 0.50 basis points and borrowings under the US$7.0 million overdraft facility accrue interest at 175 basis points.
The Company's Korean subsidiary has available an unsecured and uncommitted overdraft facility guaranteed by the Company providing for borrowing up to a maximum of US$20.0 million at December 31, 2020. Borrowings under the overdraft facility accrue interest at the Korea three month CD rate plus 175 basis points.
The Company's Chinese subsidiary has available an unsecured and uncommitted line of credit providing for borrowings up to a maximum of RMB140.0 million at December 31, 2020. The Company's Chinese subsidiary also has an unsecured and uncommitted overdraft and clean advance facility, guaranteed by the Company that provides for borrowings of advances or overdrafts up to a maximum of US$20.0 million at December 31, 2020. Borrowings under the RMB140.0 million line of credit accrue interest at the one year loan prime rate less 10 basis points. Borrowings under the US$20.0 million facility accrue interest on advances of RMB at 4.15%, advances of USD based on LIBOR plus 1.75% per annum or overdrafts of RMB based on 110% of the People's Bank of China rate. The combined available borrowings of the two facilities were approximately US$41.5 million at December 31, 2020.
NOTE 8—ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2020	2019
Sales reserves	$83,175	$110,758
Accrued salaries, bonus, paid time off and other benefits	80,074	93,887
Accrued import duties	18,522	20,922
Taxes other than income taxes payable	15,002	15,496
Product warranties	14,745	14,466
Other	45,760	40,194
	$257,278	$295,723

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A reconciliation of product warranties is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Balance at beginning of year	$14,466	$13,186	$12,339
Provision for warranty claims	3,033	5,152	5,054
Warranty claims	(3,128)	(3,810)	(3,942)
Other	374	(62)	(265)
Balance at end of year	$14,745	$14,466	$13,186

NOTE 9—LEASES
The components of lease cost consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019
Operating lease cost(1)	$104,906	$78,609
Variable lease cost(1)	58,391	60,085
Short term lease cost(1)	9,600	9,013
	$172,897	$147,707
(1) For the year ended December 31, 2018, prior to the adoption of ASC 842 on January 1, 2019, rent expenses of $143.9 million and $1.6 million was included in SG&A expense and Cost of sales, respectively.
For the year ended December 31, 2020, operating lease cost included $16.5 million of accelerated amortization for retail locations that permanently closed during 2020 for which the related lease liabilities have not been extinguished as of December 31, 2020 due to ongoing negotiations with the landlords. In addition, for the year ended December 31, 2020, operating lease cost included $7.0 million of right-of-use asset impairment charges related to underperforming retail locations primarily in the U.S. segment for the year ended December 31, 2020. There was no impairment recorded for the year ended December 31, 2019.
In the periods presented, lease concessions reducing variable lease expense were not material.
The following table presents supplemental cash flow information:

	Year Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$82,083	$77,350
Operating lease liabilities arising from obtaining ROU assets(1)(2)	22,416	471,396
Reductions to ROU assets resulting from reductions to operating lease liabilities	6,400	783
(1) The year ended December 31, 2019 reflects the impact from amount initially capitalized in conjunction with the adoption of ASC 842.
(2) Includes amounts added to the carrying amount of lease liabilities resulting from lease modifications and reassessments.
The following table presents supplemental balance sheet information related to leases:

	Year Ended December 31,
	2020	2019
Weighted average remaining lease term	6.16 years	6.79 years
Weighted average discount rate	3.72%	3.82%

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the future maturities of liabilities as of December 31, 2020:

(in thousands)
2021	$92,756
2022	73,936
2023	66,328
2024	58,726
2025	51,134
Thereafter	130,429
Total lease payments	473,309
Less: imputed interest	(54,662)
Total lease liabilities	418,647
Less: current obligations	(65,466)
Long-term lease obligations	$353,181
As of December 31, 2020, the Company has additional operating lease commitments that have not yet commenced of $3.9 million. These leases will commence in 2021 with lease terms of approximately two to 10 years.
NOTE 10—INCOME TAXES
Income Tax Provision
Consolidated income from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
United States operations	$29,154	$247,642	$224,430
Foreign operations	110,369	157,787	136,287
Income before income tax	$139,523	$405,429	$360,717
The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current:
Federal	$18,435	$41,148	$59,213
State and local	4,929	7,458	9,959
Non-United States	26,897	30,930	28,700
	50,261	79,536	97,872
Deferred:
Federal	(14,728)	(7,887)	(10,961)
State and local	(5,097)	(999)	(1,910)
Non-United States	1,074	4,290	768
	(18,751)	(4,596)	(12,103)
Income tax expense	$31,510	$74,940	$85,769

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,
(percent of income before tax)	2020	2019	2018
Provision for federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	1.5	1.7	2.0
Non-United States income taxed at different rates	2.1	(0.1)	(0.1)
Foreign tax credits	(0.9)	(0.1)	—
Adjustment to deferred taxes	(1.2)	(2.1)	—
Global Intangible Low-Taxed Income	0.1	—	0.4
Research credits	(1.4)	(0.5)	(0.6)
Withholding taxes	0.5	0.3	0.4
Excess tax benefits from stock plans	(0.8)	(1.6)	(1.4)
Provision for income taxes related to tax reform	—	—	1.4
Other	1.7	(0.1)	0.7
Actual provision for income taxes	22.6%	18.5%	23.8%
Deferred Income Tax Balances
Significant components of the Company's deferred taxes consisted of the following:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Accruals and allowances	$47,667	$38,532
Capitalized inventory costs	38,832	34,389
Stock compensation	6,078	5,013
Net operating loss carryforwards	24,253	23,660
Depreciation and amortization	29,358	32,293
Tax credits	844	2,329
Foreign currency	2,418	—
Other	2,304	2,258
Gross deferred tax assets	151,754	138,474
Valuation allowance	(23,534)	(24,130)
Net deferred tax assets	128,220	114,344
Deferred tax liabilities:
Depreciation and amortization	(16,206)	(15,738)
Prepaid expenses	(2,085)	(2,661)
Deferred tax liability associated with future repatriations	(19,008)	(19,847)
Foreign currency	—	(3,610)
Gross deferred tax liabilities	(37,299)	(41,856)
Total net deferred taxes	$90,921	$72,488
The Company has foreign net operating loss carryforwards of $89.1 million as of December 31, 2020, of which $72.7 million have an unlimited carryforward period and $16.5 million expire between 2025 and 2040. The net operating losses result in deferred tax assets of $24.3 million and $23.7 million and were subject to a valuation allowance of $21.2 million and $21.9 million at December 31, 2020 and 2019, respectively.
At December 31, 2020, the Company has accumulated undistributed earnings generated by the Company's foreign subsidiaries of

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
$320.8 million. As $100.0 million of such earnings have previously been subject to the one-time transition tax on foreign earnings by the Tax Cuts and Jobs Act, any additional taxes due with respect to such earnings would generally be limited to foreign and state taxes and have been recorded as a deferred tax liability. However, the Company intends to indefinitely reinvest the earnings generated after January 1, 2018 and expects future domestic cash generation to be sufficient to meet future domestic cash needs.
Unrecognized Tax Benefits
The Company conducts business globally, and, as a result, the Company or one or more of its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Japan, South Korea, Switzerland, and the United States. The Company has effectively settled Canadian tax examinations of all years through 2012, United States tax examinations of all years through 2013, Japanese tax examinations of all years through 2014, France tax examinations of all years through 2014, Swiss tax examinations of all years through 2014, Italy tax examinations of all years through 2016, and China tax examinations of all years through 2018. The Korean National Tax Service concluded an audit of the Company's 2009 through 2013 corporate income tax returns in 2014, and an audit of the Company's 2014 corporate income tax return in 2016. Due to the nature of the findings in both of these audits, the Company has invoked the Mutual Agreement Procedures outlined in the United States-Korean income tax treaty. The Company does not anticipate that adjustments relative to these findings, or any other ongoing tax audits, will result in material changes to its financial condition, results of operations or cash flows. Other than the findings previously noted, the Company is not currently under examination in any major jurisdiction.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	December 31,
(in thousands)	2020	2019	2018
Balance at beginning of year	$12,478	$11,064	$10,512
Increases related to prior year tax positions	1,903	4,374	490
Decreases related to prior year tax positions	(162)	(5,423)	(1,093)
Increases related to current year tax positions	906	4,991	1,818
Settlements	—	(1,464)	319
Expiration of statute of limitations	(632)	(1,064)	(982)
Balance at end of year	$14,493	$12,478	$11,064
Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months following December 31, 2020 by a range of zero to $5.4 million. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.
Unrecognized tax benefits of $13.6 million, $11.5 million and $9.1 million would affect the effective tax rate if recognized at December 31, 2020, 2019 and 2018, respectively.
The Company recognizes interest expense and penalties related to income tax matters in Income tax expense. The Company recognized a net increase of accrued interest and penalties of $0.8 million in 2020, and a net reversal of accrued interest and penalties of $0.5 million in 2019 and a net increase of accrued interest and penalties of $0.4 million in 2018, all of which related to uncertain tax positions. The Company had $2.3 million and $1.5 million of accrued interest and penalties related to uncertain tax positions at December 31, 2020 and 2019, respectively.
NOTE 11—RETIREMENT SAVINGS PLANS
401(k) Profit-Sharing Plan
The Company has a 401(k) profit-sharing plan, which covers substantially all United States employees. Participation begins the first day of the quarter following completion of 30 days of service. The Company, with approval of the Board of Directors, may elect to make discretionary matching or non-matching contributions. Costs recognized for Company contributions to the plan were $10.1 million, $9.4 million and $8.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred Compensation Plan
The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Costs recognized for Company matching contributions to the plan totaled $0.4 million, $0.5 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Participants earn a return on their deferred compensation based on investment earnings of participant-selected investments. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability, or termination of employment.
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
At December 31, 2020, and 2019, the long-term portion of the liability to participants under this plan was $18.7 million and $14.0 million, respectively, and was recorded in Other long-term liabilities. At December 31, 2020 and 2019, the current portion of the participant liability was $1.2 million and $1.7 million, respectively, and was recorded in Accrued liabilities. At December 31, 2020 and 2019, the fair value of the long-term portion of the investments related to this plan was $18.7 million and $14.0 million, respectively, and was recorded in Other non-current assets. At December 31, 2020 and 2019, the current portion of the investments related to this plan was $1.2 million and $1.7 million, respectively, and was recorded in Short-term investments.
NOTE 12—COMMITMENTS AND CONTINGENCIES
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
NOTE 13—SHAREHOLDERS' EQUITY
Since the inception of the Company's stock repurchase plan in 2004 through December 31, 2020, the Company's Board of Directors has authorized the repurchase of $1.1 billion of the Company's common stock. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
Under this program as of December 31, 2020, the Company had repurchased 26.8 million shares at an aggregate purchase price of $1,017.8 million and have $82.2 million remaining available. During the year ended December 31, 2020, the Company purchased an aggregate of $132.9 million of common stock under this program.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In January 2021, the Company's Board of Directors approved a $400.0 million increase in share repurchase authorization.
NOTE 14—STOCK-BASED COMPENSATION
At its Annual Meeting held on June 3, 2020, the Company’s shareholders approved the Company’s 2020 Stock Incentive Plan (the “2020 Plan”), and the 2020 Plan became effective on that date following such approval. The 2020 Plan replaced the Company’s 1997 Stock Incentive Plan (the "Prior Plan”) and no new awards will be granted under the Prior Plan. The terms and conditions of the awards granted under the Prior Plan will remain in effect with respect to awards granted under the Prior Plan. The Company has reserved 3.0 million shares of common stock for issuance under the 2020 Plan, plus up to an aggregate of 1.5 million shares of the Company’s common stock that were previously authorized and available for issuance under the Prior Plan. At December 31, 2020, 4,169,642 shares were available for future grants under the 2020 Plan and up to 328,486 additional shares that were previously authorized and available for issuance under the Prior Plan may become available for future grants under the 2020 Plan. The 2020 Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.
Stock Compensation
Stock-based compensation expense consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cost of sales	$303	$278	$250
SG&A expense	17,475	17,554	14,041
Pre-tax stock-based compensation expense	17,778	17,832	14,291
Income tax benefits	(4,015)	(4,009)	(3,218)
Total stock-based compensation expense, net of tax	$13,763	$13,823	$11,073
The Company realized a tax benefit for the deduction from stock-based award transactions of $4.1 million, $9.9 million and $7.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The weighted average assumptions for stock options granted and resulting fair value is as follows:

	Year Ended December 31,
	2020	2019	2018
Expected option term	4.39 years	4.50 years	4.50 years
Expected stock price volatility	21.19%	27.14%	28.39%
Risk-free interest rate	1.14%	2.49%	2.47%
Expected annual dividend yield	1.13%	1.03%	1.15%
Weighted average grant date fair value per share	$14.67	$22.51	$18.86

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2018	1,769,887	$44.22	6.69	$48,962
Granted	402,010	76.48
Cancelled	(67,440)	60.75
Exercised	(499,836)	36.98
Options outstanding at December 31, 2018	1,604,621	53.86	6.95	48,703
Granted	395,653	93.98
Cancelled	(68,275)	74.10
Exercised	(452,325)	43.76
Options outstanding at December 31, 2019	1,479,674	66.74	7.11	49,930
Granted	660,071	87.25
Cancelled	(78,163)	83.76
Exercised	(142,419)	48.58
Options outstanding at December 31, 2020	1,919,163	$74.45	7.19	$29,489
Options vested and expected to vest at December 31, 2020	1,839,590	$73.88	7.12	$29,185
Options exercisable at December 31, 2020	806,320	$60.31	5.53	$22,620
(1)The aggregate intrinsic value above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company's closing stock price on that day.
Stock option compensation expense for the years ended December 31, 2020, 2019 and 2018 was $7.0 million, $6.2 million and $4.9 million, respectively. At December 31, 2020, unrecognized costs related to outstanding stock options totaled $11.5 million, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs related to stock options are being amortized over a weighted average period of 2.33 years. The aggregate intrinsic value of stock options exercised was $4.9 million, $26.8 million and $22.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2020, 2019 and 2018 was $6.9 million, $19.8 million and $18.5 million, respectively.
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
The weighted average assumptions for restricted stock units granted and resulting fair value are as follows:

	Year Ended December 31,
	2020	2019	2018
Vesting period	3.79 years	3.76 years	3.77 years
Expected annual dividend yield	1.18%	0.97%	1.15%
Weighted average grant date fair value per restricted stock unit granted	$78.90	$94.58	$73.74

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the restricted stock unit activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2018	449,475	$52.07
Granted	197,299	73.74
Vested(1)	(155,847)	50.97
Forfeited	(66,926)	53.19
Restricted stock units outstanding at December 31, 2018	424,001	62.38
Granted	177,618	94.58
Vested(1)	(163,195)	60.45
Forfeited	(33,320)	72.35
Restricted stock units outstanding at December 31, 2019	405,104	76.45
Granted	216,318	78.90
Vested(1)	(160,229)	68.72
Forfeited	(35,918)	79.36
Restricted stock units outstanding at December 31, 2020	425,275	$80.37
(1) The number of vested units includes shares withheld by the Company to pay up to maximum statutory requirements to taxing authorities on behalf of the employee. For the years ended December 31, 2020, 2019 and 2018, the Company withheld 54,543, 56,843 and 55,907 shares, respectively, to satisfy $4.5 million, $5.8 million and $4.3 million of employees' tax obligations, respectively.
Restricted stock unit compensation expense for the years ended December 31, 2020, 2019 and 2018 was $10.8 million, $11.6 million and $9.4 million, respectively. At December 31, 2020, unrecognized costs related to restricted stock units totaled $18.6 million, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at December 31, 2020 are expected to be recognized over a weighted average period of 2.08 years. The total grant date fair value of restricted stock units vested during the years ended December 31, 2020, 2019 and 2018 was $11.0 million, $9.9 million and $7.9 million, respectively.
NOTE 15—EARNINGS PER SHARE
Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.
A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Weighted average common shares outstanding, used in computing basic earnings per share	66,376	67,837	69,614
Effect of dilutive stock options and restricted stock units	396	656	787
Weighted average common shares outstanding, used in computing diluted earnings per share	66,772	68,493	70,401
Earnings per share of common stock attributable to Columbia Sportswear Company:
Basic	$1.63	$4.87	$3.85
Diluted	$1.62	$4.83	$3.81
Stock options and service-based restricted stock units, and performance-based restricted stock representing 1,122,935, 405,928 and 372,516 shares of common stock for the years ended December 31, 2020, 2019 and 2018, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 16—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in Accumulated other comprehensive income (loss) attributable to the Company:

(in thousands)	Unrealized gains (losses) on available for sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at January 1, 2018	$(4)	$(10,716)	$1,833	$(8,887)
Other comprehensive income (loss) before reclassifications	(56)	23,065	(17,800)	5,209
Amounts reclassified from accumulated other comprehensive loss(1)	—	130	—	130
Net other comprehensive income (loss) during the year	(56)	23,195	(17,800)	5,339
Adoption of ASU 2017-12	—	(515)	—	(515)
Balance at December 31, 2018	(60)	11,964	(15,967)	(4,063)
Other comprehensive income before reclassifications	56	6,669	2,064	8,789
Amounts reclassified from accumulated other comprehensive loss(1)	—	(9,052)	—	(9,052)
Net other comprehensive income (loss) during the year	56	(2,383)	2,064	(263)
Purchase of non-controlling interest	—	(99)	—	(99)
Balance at December 31, 2019	(4)	9,482	(13,903)	(4,425)
Other comprehensive income (loss) before reclassifications	4	(7,218)	24,078	16,864
Amounts reclassified from accumulated other comprehensive income(1)	—	(11,633)	—	(11,633)
Net other comprehensive income (loss) during the year	4	(18,851)	24,078	5,231
Balance at December 31, 2020	$—	$(9,369)	$10,175	$806
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other operating income (expense), net on the Consolidated Statements of Operations. Refer to Note 18 for further information regarding reclassifications.
NOTE 17—SEGMENT INFORMATION
The Company has four reportable geographic segments: U.S., LAAP, EMEA, and Canada, which are reflective of the Company's internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing, and distribution of outdoor, active and everyday lifestyle apparel, footwear, accessories, and equipment products. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information services, finance, human resources and legal, as well as executive compensation, unallocated benefit program expense, trademark impairment charges, and other miscellaneous costs.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents financial information for the Company's reportable segments:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net sales to unrelated entities:
U.S.	$1,603,783	$1,943,007	$1,728,476
LAAP	424,489	529,282	530,152
EMEA	298,907	367,072	350,754
Canada	174,375	203,117	192,944
	$2,501,554	$3,042,478	$2,802,326
Segment income from operations:
U.S.	$250,485	$456,656	$410,750
LAAP	35,875	80,138	80,967
EMEA	31,235	45,419	33,314
Canada	37,620	39,576	31,304
Total segment income from operations	355,215	621,789	556,335
Unallocated corporate expenses	(218,166)	(226,818)	(205,353)
Interest income, net	435	8,302	9,876
Other non-operating income (expense), net	2,039	2,156	(141)
Income before income tax	$139,523	$405,429	$360,717

Depreciation and amortization expense:
U.S.	$25,852	$23,388	$21,938
LAAP	5,756	5,956	5,721
EMEA	3,739	4,036	4,260
Canada	2,825	3,009	3,076
Unallocated corporate expense	25,244	23,367	23,235
	$63,416	$59,756	$58,230
Accounts receivable, net:
U.S.	$244,236	$248,211
LAAP	83,671	101,995
EMEA	66,780	82,500
Canada	58,258	55,527
	$452,945	$488,233
Inventories, net:
U.S.	$362,061	$398,192
LAAP	94,448	105,978
EMEA	60,124	58,731
Canada	39,897	43,067
	$556,530	$605,968
Property, plant and equipment, net:
U.S.	$245,690	$280,178
Canada	25,992	27,800
All other countries	38,110	38,673
	$309,792	$346,651

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 18—FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated United States dollar inventory purchases. Subsidiaries that use United States dollars and euros as their functional currency also have non-functional currency denominated sales for which the Company hedges the Canadian dollar and British pound. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, prior to June 2019, the time value components ("forward points") were excluded from the determination of hedge effectiveness and included in current period Cost of sales for hedges of anticipated United States dollar inventory purchases and in Net sales for hedges of anticipated non-functional currency denominated sales on a straight-line basis over the life of the contract. Effective June 2019, the forward points are now included in the fair value of the cash flow hedge on a prospective basis. These costs or benefits will be included in Accumulated other comprehensive income (loss) until the underlying hedge transaction is recognized in either Net sales or Cost of sales, at which time, the forward points will also be recognized as a component of Net income.
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
The following table presents the gross notional amount of outstanding derivative instruments:

	December 31,
(in thousands)	2020	2019
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$417,707	$471,822
Derivative instruments not designated as hedges:
Currency forward contracts	326,280	214,086
At December 31, 2020, $4.3 million of deferred net loss on both outstanding and matured derivatives recorded in Other comprehensive income (loss) are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the Consolidated Statements of Operations. Actual amounts ultimately reclassified to Net sales or Cost of sales in the Consolidated Statements of Comprehensive Income are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At December 31, 2020, the Company's derivative contracts had a remaining maturity of less than four years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $1.4 million at December 31, 2020. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the balance sheet classification and fair value of derivative instruments:

		December 31,
(in thousands)	Balance Sheet Classification	2020	2019
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$947	$11,855
Currency forward contracts	Other non-current assets	1,126	4,159
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	7,573	1,313
Currency forward contracts	Other long-term liabilities	6,590	768
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	1,650	2,146
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	2,268	953
The following table presents the statement of operations effect and classification of derivative instruments:

		Year Ended December 31,
(in thousands)	Statement Of Operations Classification	2020	2019	2018
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (loss), net of tax	—	$(7,218)	$6,669	$23,503
Gain reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Net sales	191	338	62
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Cost of sales	14,495	9,558	(7,604)
Gain reclassified from accumulated other comprehensive income (loss) to income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	817	—	—
Gain (loss) recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	—	(43)	19
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	—	2,380	7,009
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating income (expense), net	(2,865)	411	3,334

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 19—FAIR VALUE MEASURES
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
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$119,378	$—	$—	$119,378
United States government treasury bills	—	234,982	—	234,982
Short-term investments:
Money market funds	105	—	—	105
Mutual fund shares	1,119	—	—	1,119
Other current assets:
Derivative financial instruments	—	2,597	—	2,597
Non-current assets:
Money market funds	4,059	—	—	4,059
Mutual fund shares	14,657	—	—	14,657
Derivative financial instruments	—	1,126	—	1,126
Total assets measured at fair value	$139,318	$238,705	$—	$378,023
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$9,841	$—	$9,841
Other long-term liabilities
Derivative financial instruments	—	6,590	—	6,590
Total liabilities measured at fair value	$—	$16,431	$—	$16,431

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 are as follows:

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
Non-recurring Fair Value Measurements
The Company measured the fair value of certain trademark and trade name intangible assets and certain retail store long-lived assets consisting of property, plant and equipment, and lease right-of-use assets as part of impairment testing for the year ending December 31, 2020. The inputs used to measure the fair value of these assets are primarily unobservable inputs and, as such, considered Level 3 fair value measurements. See Notes 5, 6 and 9 for discussion of 2020 impairment charges.

SUPPLEMENTARY DATA—QUARTERLY FINANCIAL DATA
(Unaudited)
The following table summarizes the Company's quarterly financial data for the past two years ended December 31:

	2020
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$568,228	$316,611	$701,092	$915,623
Gross profit	271,714	146,230	342,908	463,037
Net income (loss)	213	(50,707)	62,751	95,756
Earnings (loss) per share:
Basic	$0.00	$(0.77)	$0.95	$1.45
Diluted	0.00	(0.77)	0.94	1.44

	2019
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$654,608	$526,210	$906,793	$954,867
Gross profit	336,729	253,591	446,695	478,655
Net income	74,177	23,029	119,258	114,025
Earnings per share:
Basic	$1.09	$0.34	$1.76	$1.69
Diluted	1.07	0.34	1.75	1.67

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. These disclosure controls and procedures require information to be disclosed in our Exchange Act reports to be (1) recorded, processed, summarized, and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.
Based on our evaluation, we, including, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of management, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, we, including our Chief Executive Officer and Chief Financial Officer, have concluded our internal control over financial reporting is effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touch LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 in this annual report.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    OTHER INFORMATION
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The sections of our 2021 Proxy Statement entitled "PROPOSAL 1: ELECTION OF DIRECTORS," "CORPORATE GOVERNANCE - Oversight Documents - Code of Business Conduct and Ethics," and "CORPORATE GOVERNANCE - Board Structure - Committees" are incorporated herein by reference.
Information regarding our executive officers is included in Part I under "Information About Our Executive Officers".
Item 11.    EXECUTIVE COMPENSATION
The sections of our 2021 Proxy Statement entitled "EXECUTIVE COMPENSATION," "DIRECTOR COMPENSATION,"
"CORPORATE GOVERNANCE - Board Structure - Committees - Compensation Committee Interlocks and Insider Participation" and "COMPENSATION COMMITTEE REPORT" are incorporated herein by reference.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The sections of our 2021 Proxy Statement entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "EQUITY COMPENSATION PLAN INFORMATION" are incorporated herein by reference.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The sections of our 2021 Proxy Statement entitled "CORPORATE GOVERNANCE - Certain Relationships and Related Person Transaction" and "CORPORATE GOVERNANCE - Board Structure - Independence" are incorporated herein by reference.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The sections of our 2021 Proxy Statement entitled "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Principal Accountant Fees and Services" and "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Pre-Approval Policy" are incorporated herein by reference.

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
Schedule II
Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(a)	Other(b)	Balance at End of Period
Year Ended December 31, 2020:
Allowance for doubtful accounts	$8,925	$19,156	$(7,991)	$1,720	$21,810
Year Ended December 31, 2019:
Allowance for doubtful accounts	$11,051	$(108)	$(1,235)	$(783)	$8,925
Year Ended December 31, 2018:
Allowance for doubtful accounts	$9,043	$3,908	$(1,392)	$(508)	$11,051
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

	3.2	2000 Restated Bylaws of Columbia Sportswear Company, as amended (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on March 26, 2019) (File No. 000-23939).
	4.1	See Article II of Exhibit 3.1, as amended, and Article I of Exhibit 3.2.
	4.2	Description of the Registrant's Securities Registered under Section 12 of the Exchange Act of Description of the Registrant's Securities Registered under Section 12 of the Exchange Act of 1934.
+	10.1
Columbia Sportswear Company 1997 Stock Incentive Plan, as amended (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017) (File No. 000-23939).

†	10.2
Subscription and Shareholders' Agreement, dated August 6, 2012, by and among CSMM Hong Kong Limited, SCCH Limited, Columbia Sportswear Company and Swire Resources Limited (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012) (File No. 000-23939).

10.3
Share purchase agreement, dated April 28, 2014, by and among Columbia Sportswear Company, prAna Living, LLC, the Shareholders of prAna Living, LLC and Steelpoint Capital Advisors, LLC as the shareholder representative (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014) (File No. 000-23939).

+	10.4
Employment Offer Letter from Columbia Sportswear Company to Franco Fogliato (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017) (File No. 000-23939).

+	10.5(a)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after January 23, 2009 (incorporated by reference to exhibit 10.2(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) (File No. 000-23939).

+	10.5(b)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after June 7, 2012 (incorporated by reference to exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012) (File No. 000-23939).

+	10.5(c)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after July 20, 2017 (incorporated by reference to exhibit 10.2(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017) (File No. 000-23939).

+	10.5(d)
Form of Nonstatutory Stock Option Agreement for stock options granted on or after January 24, 2019 (incorporated by reference to exhibit 10.5(e) to the Company's annual Report on Form 10-K for the year ended December 31, 2018) (File No. 000-23939).

Exhibit No.		Exhibit Name
+	10.6
Form of Restricted Stock Unit Award Agreement for restricted stock units granted on or after June 7, 2012 (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012) (File No. 000-23939).

+	10.6(a)
Form of Restricted Stock Unit Award Agreement for restricted stock units granted on or after July 20, 2017 (incorporated by reference to exhibit 10.2(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 2017) (File No. 000-23939).

+	10.6(b)
Form of Restricted Stock Unit Award Agreement for restricted stock units granted on or after January 24, 2019 (incorporated by reference to exhibit 10.6(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018) (File No. 000-23939).

+	10.7
Columbia Sportswear Company 401(k) Excess Plan (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009) (File No. 000-23939).

+	10.7(a)
Columbia Sportswear Company 401(k) Excess Plan, as amended (incorporated by reference to exhibit 10.7(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018) (File No. 000-23939).

+	10.7(b)
Columbia Sportswear Company 401(k) Excess Plan, as amended (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020) (File No. 000-23939).

+	10.8
Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after December 17, 2013 (incorporated by reference to exhibit 10.2(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013) (File No. 000-23939).

+	10.8(a)
Form of Performance-based Restricted Stock Unit Award Agreement for performance-based restricted stock units granted on or after January 24, 2019 (incorporated by reference to exhibit 10.8(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2018) (File No. 000-23939).

+	10.9
Form of Long-Term Incentive Cash Award Agreement for cash awards granted under the Company's 1997 Stock Incentive Plan, on or after December 17, 2013 (incorporated by reference to exhibit 10.2(m) to the Company's Annual Report on Form 10-K for the year ended December 31, 2013) (File No. 000-23939).

+	10.9(a)
Form of Long-Term Incentive Cash Award Agreement for cash awards granted under the Company's 1997 Stock Incentive Plan on or after January 24, 2019 (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019) (File 000-23939).

+	10.10
Long Term Cash Incentive Plan of Columbia Sportswear Company, effective January 1, 2019 (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019) (File No. 000-23939).

+	10.11
Form of Long-Term Incentive Cash Award Agreement for cash awards granted under the Company's Long-Term Incentive Cash Plan granted on or after January 1, 2019 (incorporated by reference to exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019) (File No. 000-23939).

+	10.12
Executive Incentive Compensation Plan, as amended (incorporated by reference to exhibit 10.3 to the Company's Quarterly report on Form 10-Q for the quarterly period ended March 31, 2019) (File No. 000-23939).

+	10.13
Columbia Sportswear Company Second Amendment Change in Control Severance Plan (incorporated by reference to exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017) (File No. 000-23939).

	10.14
Amended and Restated Credit Agreement dated April 17, 2019 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on April 22, 2019) (File No. 000-23939).

	10.15
First Amendment to Amended and Restated Credit Agreement dated March 26, 2020, among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on April 1, 2020) (File No. 000-23939).

	10.16
Second Amended and Restated Credit Agreement dated April 15, 2020, among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on April 16, 2020) (File No. 000-23939).

	10.17
First Amendment to Second Amended and Restated Credit Agreement, entered into as of July 10, 2020, among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on July 14, 2020) (File No. 000-23939).

	10.18
Credit Agreement dated December 30, 2020, among Columbia Sportswear Company, JPMorgan Chase Bank, National Association, as the administrative agent for the lenders and as a lender, and the other lenders party thereto (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on January 4, 2021) (File No. 000-23939).

Exhibit No.		Exhibit Name
*	10.19	Form of Indemnity Agreement for Directors (incorporated by reference to exhibit 10.17 to the Company's Registration Statement Filed on Form S-1 filed on December 24, 1997) (File No. 333-43199).
+	10.19(a)
Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004) (File No. 000-23939).

+	10.20	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939).
+	10.21
Tax Differential on Supplemental Wages Agreement, dated November 1, 2019, by and between Columbia Sportswear Company and Franco Fogliato (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019) (File No. 000-23939).

10.22
Columbia Sportswear 2020 Stock Incentive Plan ("2020 Stock Incentive Plan") (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed on June 4, 2020) (File No. 333-238935).

10.23
Form of Nonstatutory Stock Option Agreement for stock options granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.2 to the Company's Form 8-K, filed on June 4, 2020) (File No. 000-23939).

10.24
Form of Restricted Stock Units Award Agreement for restricted stock units granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.3 to the Company's Form 8-K, filed on June 4, 2020) (File No. 000-23939).

10.25
Form of Performance-Based Restricted Stock Units Award Agreement for performance-based restricted stock units granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Company's Form 8-K, filed on June 4, 2020) (File No. 000-23939).

10.26
Form of Long-Term Incentive Cash Award Agreement for cash awards granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.5 to the Company's Form 8-K, filed on June 4, 2020) (File No. 000-23939).

	21.1	Subsidiaries of the Company.
	23.1	Consent of Deloitte & Touche LLP.
	31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
	31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
	32.1	Section 1350 Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
	32.2	Section 1350 Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101

+	Management Contract or Compensatory Plan
†	Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
*	Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-43199).

Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY
By:	/s/	JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signatures	Title
/s/	TIMOTHY P. BOYLE	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Timothy P. Boyle

/s/	JIM A. SWANSON	Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)
Jim A. Swanson

/s/	STEPHEN E. BABSON	Director
Stephen E. Babson

/s/	ANDY D. BRYANT	Director
Andy D. Bryant

/s/	JOHN W. CULVER	Director
John W. Culver

/s/	WALTER T. KLENZ	Director
Walter T. Klenz

/s/	KEVIN MANSELL	Director
Kevin Mansell

/s/	RONALD E. NELSON	Director
Ronald E. Nelson

/s/	SABRINA L. SIMMONS	Director
Sabrina L. Simmons

/s/	MALIA H. WASSON	Director
Malia H. Wasson
Date: February 25, 2021