Form 10-Q
period 2021-03-31
COLUMBIA SPORTSWEAR CO
filed 2021-05-06
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on April 23, 2021 was 66,454,791.

COLUMBIA SPORTSWEAR COMPANY
March 31, 2021

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$873,641	$790,725	$671,108
Short-term investments	920	1,224	35,828
Accounts receivable, net of allowance of $13,480, $21,810, and $27,579, respectively	338,787	452,945	312,951
Inventories, net	525,704	556,530	577,124
Prepaid expenses and other current assets	66,173	54,197	113,726
Total current assets	1,805,225	1,855,621	1,710,737
Property, plant and equipment, at cost, net of accumulated depreciation of $576,597, $574,247, and $530,329, respectively	300,063	309,792	332,997
Operating lease right-of-use assets	363,652	339,244	387,984
Intangible assets, net	103,146	103,558	122,850
Goodwill	68,594	68,594	68,594
Deferred income taxes	86,825	96,126	73,827
Other non-current assets	66,401	63,636	54,498
Total assets	$2,793,906	$2,836,571	$2,751,487
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$174,443
Accounts payable	165,555	206,697	150,971
Accrued liabilities	224,674	257,278	214,044
Operating lease liabilities	81,308	65,466	64,456
Income taxes payable	3,431	23,181	6,441
Total current liabilities	474,968	552,622	610,355
Non-current operating lease liabilities	356,766	353,181	364,300
Income taxes payable	50,285	49,922	48,320
Deferred income taxes	4,406	5,205	8,944
Other long-term liabilities	38,671	42,870	22,977
Total liabilities	925,096	1,003,800	1,054,896
Commitments and contingencies (Note 6)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 66,457, 66,252, and 66,116, issued and outstanding, respectively	22,230	20,165	565
Retained earnings	1,850,415	1,811,800	1,704,000
Accumulated other comprehensive income (loss)	(3,835)	806	(7,974)
Total shareholders' equity	1,868,810	1,832,771	1,696,591
Total liabilities and shareholders' equity	$2,793,906	$2,836,571	$2,751,487

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Net sales	$625,606	$568,228
Cost of sales	304,204	296,514
Gross profit	321,402	271,714
Selling, general and administrative expenses	254,389	276,820
Net licensing income	3,467	3,119
Income (loss) from operations	70,480	(1,987)
Interest income, net	278	1,813
Other non-operating income (expense), net	(304)	1,738
Income before income tax	70,454	1,564
Income tax expense	(14,554)	(1,351)
Net income	55,900	213

Earnings per share:
Basic	$0.84	$—
Diluted	$0.84	$—
Weighted average shares outstanding:
Basic	66,363	66,970
Diluted	66,885	67,412

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$55,900	$213
Other comprehensive loss:
Unrealized gains on derivative transactions (net of tax effects of $(3,368) and $(4,145), respectively)	8,563	11,525
Foreign currency translation adjustments (net of tax effects of $414 and $497, respectively)	(13,204)	(15,074)
Other comprehensive loss	(4,641)	(3,549)
Comprehensive income (loss)	$51,259	$(3,336)

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$55,900	$213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and non-cash lease expense	30,459	32,994
Provision for uncollectible accounts receivable	(7,849)	19,229
Loss on disposal or impairment of property, plant and equipment	131	2,138
Deferred income taxes	4,577	3,802
Stock-based compensation	4,874	3,675
Changes in operating assets and liabilities:
Accounts receivable	117,818	150,687
Inventories, net	25,117	23,510
Prepaid expenses and other current assets	(11,150)	(11,922)
Other assets	51	(5,873)
Accounts payable	(41,194)	(100,402)
Accrued liabilities	(27,253)	(77,861)
Income taxes payable	(19,291)	(9,429)
Operating lease assets and liabilities	(21,273)	(16,807)
Other liabilities	(18)	(1,200)
Net cash provided by operating activities	110,899	12,754
Cash flows from investing activities:
Purchases of short-term investments	—	(35,044)
Sales and maturities of short-term investments	1,054	1,631
Capital expenditures	(3,896)	(9,452)
Net cash used in investing activities	(2,842)	(42,865)
Cash flows from financing activities:
Proceeds from credit facilities	7,753	175,719
Repayments on credit facilities	(7,532)	(1,054)
Proceeds from issuance of common stock related to stock-based compensation	13,772	1,096
Tax payments related to stock-based compensation	(5,358)	(4,207)
Repurchase of common stock	(11,223)	(132,889)
Cash dividends paid	(17,285)	(17,195)
Net cash provided by (used in) financing activities	(19,873)	21,470
Net effect of exchange rate changes on cash	(5,268)	(6,260)
Net increase (decrease) in cash and cash equivalents	82,916	(14,901)
Cash and cash equivalents, beginning of period	790,725	686,009
Cash and cash equivalents, end of period	$873,641	$671,108
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$37,534	$19,953
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$2,832	$2,503

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 31, 2021
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2020	66,252	$20,165	$1,811,800	$806	$1,832,771
Net income	—	—	55,900	—	55,900
Other comprehensive loss:
Unrealized gains on derivative transactions, net	—	—	—	8,563	8,563
Foreign currency translation adjustment, net	—	—	—	(13,204)	(13,204)
Cash dividends ($0.26 per share)	—	—	(17,285)	—	(17,285)
Issuance of common stock related to stock-based compensation, net	314	8,414	—	—	8,414
Stock-based compensation expense	—	4,874	—	—	4,874
Repurchase of common stock	(109)	(11,223)	—	—	(11,223)
BALANCE, MARCH 31, 2021	66,457	$22,230	$1,850,415	$(3,835)	$1,868,810

	Three Months Ended March 31, 2020
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2019	67,561	$4,937	$1,848,935	$(4,425)	$1,849,447
Net income	—	—	213	—	213
Other comprehensive loss:
Unrealized gains on derivative transactions, net	—	—	—	11,525	11,525
Foreign currency translation adjustment, net	—	—	—	(15,074)	(15,074)
Cash dividends ($0.26 per share)	—	—	(17,195)	—	(17,195)
Issuance of common stock related to stock-based compensation, net	112	(3,111)	—	—	(3,111)
Stock-based compensation expense	—	3,675	—	—	3,675
Repurchase of common stock	(1,557)	(4,936)	(127,953)	—	(132,889)
BALANCE, MARCH 31, 2020	66,116	$565	$1,704,000	$(7,974)	$1,696,591

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of March 31, 2021, December 31, 2020 and March 31, 2020, and the results of operations and cash flows for the three months ended March 31, 2021 and 2020. The December 31, 2020 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Columbia Sportswear Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. Some of the more significant estimates relate to revenue recognition; allowance for uncollectible accounts receivable; obsolescence reserves for excess, close-out and slow moving inventory; impairment of long-lived assets, intangible assets and goodwill; and income taxes.
Recently Adopted Accounting Pronouncements
Effective January 1, 2021, the Company adopted Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which, among other things, removes specific exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods, as well as targeted impacts to the accounting for taxes under hybrid tax regimes. At adoption, there was not a material impact to the Company's financial position, results of operations or cash flows.
Recent Accounting Pronouncements Not Yet Adopted
None.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 2—REVENUES
Disaggregated Revenue
As disclosed in Note 11, the Company has four geographic reportable segments: United States ("U.S."), Latin America and Asia Pacific ("LAAP"), Europe, Middle East and Africa ("EMEA") and Canada.
The following tables disaggregate the Company's operating segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended March 31, 2021
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$317,349	$78,723	$46,296	$26,542	$468,910
Footwear	91,313	33,254	24,469	7,660	156,696
Total	$408,662	$111,977	$70,765	$34,202	$625,606
Channel net sales
Wholesale	$200,881	$55,550	$57,764	$21,218	$335,413
Direct-to-consumer	207,781	56,427	13,001	12,984	290,193
Total	$408,662	$111,977	$70,765	$34,202	$625,606

	Three Months Ended March 31, 2020
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$309,677	$75,913	$39,930	$26,649	$452,169
Footwear	66,191	26,738	15,918	7,212	116,059
Total	$375,868	$102,651	$55,848	$33,861	$568,228
Channel net sales
Wholesale	$202,868	$57,374	$42,256	$23,462	$325,960
Direct-to-consumer	173,000	45,277	13,592	10,399	242,268
Total	$375,868	$102,651	$55,848	$33,861	$568,228
Performance Obligations
For the three months ended March 31, 2021 and 2020, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations are not material.
Contract Balances
As of March 31, 2021, December 31, 2020 and March 31, 2020, contract liabilities included in Accrued liabilities on the Condensed Consolidated Balance Sheets, which consisted of obligations associated with the Company's gift card and customer loyalty programs, were not material.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 3—INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)	(13,644)
Customer relationships	(17,775)	(17,363)	(16,125)
Accumulated amortization	(31,973)	(31,561)	(29,769)
Net carrying amount	5,225	5,637	7,429
Intangible assets not subject to amortization	97,921	97,921	115,421
Intangible assets, net	$103,146	$103,558	$122,850
Amortization expense for intangible assets subject to amortization was $0.4 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.
The following table presents the estimated annual amortization expense for the years 2021 through 2025:

(in thousands)
2021	$1,650
2022	1,650
2023	1,650
2024	688
2025	—

NOTE 4—SHORT-TERM BORROWINGS AND CREDIT LINES
Except as disclosed below, there have been no significant changes to the Company's short-term borrowings and credit lines as described in Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
At the beginning of 2021 the Company's Japanese subsidiary had two separate unsecured and uncommitted overdraft facilities guaranteed by the Company providing for borrowings up to a maximum of ¥1.5 billion and US$7.0 million. In March 2021, the Company's Japanese subsidiary entered into an agreement to establish an unsecured and uncommitted overdraft facility providing for borrowings up to a maximum of ¥400.0 million. The combined available borrowings of the three lines was approximately US$24.2 million at March 31, 2021. Borrowings under the ¥1.5 billion and ¥400.0 million overdraft facilities accrue interest at the Tokyo Interbank Offered Rate plus 50 basis points and borrowings under the US$7.0 million overdraft facility accrue interest at 150 basis points. As of March 31, 2021, there was no balance outstanding under these facilities.
NOTE 5—INCOME TAXES
For the three months ended March 31, 2021 and 2020, the Company's effective income tax rates were 20.7% and 86.4%, respectively. The decrease in the effective income tax rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily driven by a change in the mix of book income or loss among jurisdictions and the recording of a foreign jurisdiction valuation allowance during the prior year period.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 6—COMMITMENTS AND CONTINGENCIES
The Company is involved in litigation and various legal matters arising in the normal course of business, including matters related to employment, retail, intellectual property, contractual agreements, lease agreements, and various regulatory compliance activities. Management has considered facts related to legal and regulatory matters and opinions of counsel handling these matters, and does not believe the ultimate resolution of these proceedings will have a material adverse effect on the Company's financial position, results of operations or cash flows.
NOTE 7—SHAREHOLDERS' EQUITY
Since the inception of the Company's stock repurchase plan in 2004 through March 31, 2021, the Company's Board of Directors has authorized the repurchase of $1.5 billion of the Company's common stock. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
Under this program as of March 31, 2021, the Company had repurchased 26.9 million shares at an aggregate purchase price of $1,029.0 million and has $471.0 million remaining available. During the three months ended March 31, 2021, the Company purchased an aggregate of $11.2 million of the Company's common stock under this program.
NOTE 8—STOCK-BASED COMPENSATION
The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards.
Stock-Based Compensation Expense
Stock-based compensation expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
Stock options	$1,910	$1,704
Restricted stock units	2,964	1,971
Total	$4,874	$3,675
Stock Options
During the three months ended March 31, 2021, the Company granted a total of 496,609 stock options at a weighted average grant date fair value of $17.26 per share. As of March 31, 2021, unrecognized costs related to outstanding stock options totaled $17.0 million, before any related tax benefit. As of March 31, 2021, unrecognized costs related to stock options are expected to be recognized over a weighted average period of 2.92 years.
Restricted Stock Units
During the three months ended March 31, 2021, the Company granted 150,912 restricted stock units at a weighted average grant date fair value of $95.39 per share. As of March 31, 2021, unrecognized costs related to outstanding restricted stock units totaled $27.7 million, before any related tax benefit. As of March 31, 2021, unrecognized costs related to restricted stock units are expected to be recognized over a weighted average period of 2.74 years.
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

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Weighted average common shares outstanding, used in computing basic earnings per share	66,363	66,970
Effect of dilutive stock options and restricted stock units	522	442
Weighted average common shares outstanding, used in computing diluted earnings per share	66,885	67,412
Earnings per share of common stock:
Basic	$0.84	$0.00
Diluted	$0.84	$0.00
Stock options, service-based restricted stock units, and performance-based restricted stock representing 693,403 and 937,523 shares of common stock for the three months ended March 31, 2021 and 2020, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would have been anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.
NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.
The following table sets forth the changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2021:

(in thousands)	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2020	$(9,369)	$10,175	$806
Other comprehensive income (loss) before reclassifications	9,279	(13,204)	(3,925)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(716)	—	(716)
Net other comprehensive income (loss) during the year	8,563	(13,204)	(4,641)
Balance at March 31, 2021	$(806)	$(3,029)	$(3,835)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the Condensed Consolidated Statements of Operations. Refer to Note 12 for further information regarding reclassifications.
The following table sets forth the changes in Accumulated other comprehensive income (loss) for the three months ended March 31, 2020:

(in thousands)	Unrealized gains (losses) on available for sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2019	$(4)	$9,482	$(13,903)	$(4,425)
Other comprehensive income (loss) before reclassifications	—	14,362	(15,074)	(712)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	—	(2,837)	—	(2,837)
Net other comprehensive income (loss) during the year	—	11,525	(15,074)	(3,549)
Balance at March 31, 2020	$(4)	$21,007	$(28,977)	$(7,974)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the Condensed Consolidated Statements of Operations. Refer to Note 12 for further information regarding reclassifications.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 11—SEGMENT INFORMATION
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
The following table presents financial information for the Company's reportable segments:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net sales to unrelated entities:
U.S.	$408,662	$375,868
LAAP	111,977	102,651
EMEA	70,765	55,848
Canada	34,202	33,861
	$625,606	$568,228
Segment income (loss) from operations
U.S.	$99,661	$40,032
LAAP	9,718	6,138
EMEA	10,062	(66)
Canada	6,228	4,151
Total segment income from operations	125,669	50,255
Unallocated corporate expenses	(55,189)	(52,242)
Interest income, net	278	1,813
Other non-operating income (expense), net	(304)	1,738
Income before income tax	$70,454	$1,564

Concentrations
The Company had one customer that accounted for 10.2% and 14.3% of Accounts receivable, net on the Condensed Consolidated Balance Sheets as of March 31, 2021, and December 31, 2020, respectively. No single customer accounted for 10% or more of Accounts receivable, net as of March 31, 2020. No single customer accounted for 10% or more of Net sales in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021 or 2020.

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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated United States dollar inventory purchases. Subsidiaries that use United States dollars and euros as their functional currency also have non-functional currency denominated sales for which the Company hedges the Canadian dollar and British pound. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are included in the fair value of the cash flow hedge on a prospective basis. These costs or benefits are included in

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accumulated other comprehensive income (loss) until the underlying hedge transaction is recognized in either Net sales or Cost of sales, at which time, the forward points will also be recognized as a component of Net income.
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
The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$484,176	$417,707	$458,823
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	219,961	326,280	205,030
At March 31, 2021, $3.2 million of deferred net losses on both outstanding and matured derivatives recorded in Other comprehensive loss are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the Condensed Consolidated Statements of Operations. Actual amounts ultimately reclassified to Net sales or Cost of sales in the Condensed Consolidated Statements of Comprehensive Income (Loss) are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At March 31, 2021, the Company's derivative contracts had a remaining maturity of less than four years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $2.7 million at March 31, 2021. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.
The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	March 31, 2021	December 31, 2020	March 31, 2020
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$2,438	$947	$18,945
Currency forward contracts	Other non-current assets	6,159	1,126	10,520
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	4,908	7,573	231
Currency forward contracts	Other long-term liabilities	2,337	6,590	—
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	1,759	1,650	4,449
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,793	2,268	978

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the statement of operations effect and classification of derivative instruments:

		Three Months Ended March 31,
(in thousands)	Statement Of Operations Classification	2021	2020
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive loss, net of tax	—	$9,279	$14,362
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Net sales	100	(122)
Gain reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Cost of sales	772	2,795
Gain reclassified from accumulated other comprehensive income (loss) to income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	106	1,111
Derivative instruments not designated as cash flow hedges:
Gain recognized in income	Other non-operating income (expense), net	897	1,649

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

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$344,886	$—	$—	$344,886
United States government treasury bills	—	45,000	—	45,000
Short-term investments:
Money market funds	99	—	—	99
Mutual fund shares	821	—	—	821
Other current assets:
Derivative financial instruments	—	4,197	—	4,197
Non-current assets:
Money market funds	3,667	—	—	3,667
Mutual fund shares	15,376	—	—	15,376
Derivative financial instruments	—	6,159	—	6,159
Total assets measured at fair value	$364,849	$55,356	$—	$420,205
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$6,701	$—	$6,701
Other long-term liabilities:
Derivative financial instruments	—	2,337	—	2,337
Total liabilities measured at fair value	$—	$9,038	$—	$9,038

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Assets and liabilities measured at fair value on a recurring basis at December 31, 2020 are as follows:

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
Other long-term liabilities:
Derivative financial instruments	—	6,590	—	6,590
Total liabilities measured at fair value	$—	$16,431	$—	$16,431

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Assets and liabilities measured at fair value on a recurring basis at March 31, 2020 are as follows:

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
(1) Investments have remaining maturities of less than one year.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward Looking Statements
This quarterly report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding the impacts of the COVID-19 pandemic, store traffic, supply chain disruptions, inventory receipts, net sales and gross margin, profitability, return on investments, performance obligations, unrecognized costs, derivatives, inventory purchase obligations, income tax rates, our ability to meet our liquidity needs, amortization expenses and maturities of liabilities.
These forward-looking statements, and others we make from time to time expressed in good faith, are believed to have a reasonable basis; however, each forward-looking statement involves risks and uncertainties. Many factors may cause actual results to differ materially from projected results in forward-looking statements, including the risks described in Item 1A of this quarterly report. Forward-looking statements are inherently less reliable than historical information. Except as required by law, we do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or to reflect changes in events, circumstances or expectations. New factors emerge from time to time and it is not possible for us to predict or assess the effects of all such factors or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
Our Business
We connect active people with their passions through our four well-known brands, Columbia, SOREL, Mountain Hardwear, and prAna, by designing, developing, marketing, and distributing our outdoor, active and everyday lifestyle apparel, footwear, accessories and equipment products to meet the diverse needs of our customers and consumers. Our products are sold through a mix of wholesale distribution channels, our own direct-to-consumer ("DTC") businesses and independent international distributors. In addition, we license some of our trademarks across a range of apparel, footwear, accessories, equipment and home products.
The popularity of outdoor activities, active and everyday lifestyles, changing design trends, consumer adoption of innovative performance technologies, variations in seasonal weather, and the availability and desirability of competitor alternatives affect consumer desire for our products. Therefore, we seek to drive, anticipate and respond to trends and shifts in consumer preferences by developing new products and innovative performance features and designs, creating persuasive and memorable marketing communications to generate consumer awareness, demand and retention, and adjusting the mix, price points and selling channels of available product offerings.
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
COVID-19 Update
The COVID-19 pandemic continues to impact the global economy. In response to this pandemic, many regional and local governments worldwide continue to implement travel restrictions, business shutdowns or slowdowns, and shelter-in-place or stay-at-home orders.
In the first quarter of 2021, consumer demand increased year-over-year, but remained below pre-pandemic levels. Throughout the first quarter of 2021, the majority of our stores remained open, however government mandated lockdowns impacted our stores in

Europe, Canada and Japan for most of the first quarter of 2021. Overall, our store retail traffic trends remain below pre-pandemic levels. Stores in destination locations and tourist-dependent markets remain some of the most impacted stores within our fleet. We anticipate gradual fundamental improvement in store traffic over the course of the year.
In addition, certain of our wholesale customers and international distributors experienced closed stores or reduced operating hours. Despite these impacts, consumer demand accelerated in the first quarter of 2021 and we did not realize significant wholesale order cancellations or customer accommodations.
The COVID-19 pandemic continues to impact our distribution centers, third-party manufacturing partners and logistics partners. We expect these supply chain disruptions to continue through our fourth quarter of 2021. As a result of these impacts, we anticipate later than expected spring and fall season inventory receipts and deliveries to our wholesale customers and inventory availability for our DTC businesses, resulting in impacts to our future net sales and gross margin.
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
•increasing operating costs associated with a constrained supply chain, including incremental ocean freight surcharges and other logistics related costs;
•increasing consumer expectations and competitive pressure related to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges and other evolving expectations;
•our ability to secure production capacity with our contract manufacturers;
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
•difficult economic, geopolitical and competitive environments in certain key markets globally, coupled with global economic uncertainty; and
•economic and industry trends affecting consumer traffic and spending in brick and mortar retail channels, which have created uncertainty regarding the long-term financial health of certain of our wholesale customers, and, in certain cases, may require cancellation of customer shipments and/or increased credit exposure associated with any such shipments.
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

Results of Operations
The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and accompanying Notes that appear in Part 1, Item 1, Financial Statements in this quarterly report. All references to quarters relate to the quarter ended March 31 of the particular year.
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
Highlights of the First Quarter of 2021
•Net sales increased $57.4 million, or 10%, to $625.6 million, from $568.2 million in the first quarter of 2020.
•Gross profit as a percentage of net sales expanded to 51.4% from 47.8% in the first quarter of 2020.
•Income from operations increased $72.5 million to $70.5 million from a loss from operations of $2.0 million in the first quarter of 2020.
•Income tax expense increased to $14.6 million from $1.4 million in the first quarter of 2020.
•Net income increased $55.7 million to $55.9 million, or $0.84 per diluted share from net income of $0.2 million, or $0.00 per diluted share in the first quarter of 2020.
•Operating cash flow increased $98.1 million to $110.9 million, compared to $12.8 million in 2020.
•We paid cash dividends to shareholders totaling $17.3 million, or $0.26 per share.
The following table presents the items in our Condensed Consolidated Statements of Operations as a percentage of net sales:

	Three Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	48.6	52.2
Gross profit	51.4	47.8
Selling, general and administrative expenses	40.7	48.7
Net licensing income	0.6	0.6
Income (loss) from operations	11.3	(0.3)
Interest income, net	—	0.3
Other non-operating income (expense), net	—	0.3
Income before income tax	11.3	0.3
Income tax expense	(2.4)	(0.3)
Net income	8.9%	—%

Results of Operations — Consolidated
Quarter Ended March 31, 2021 Compared to Quarter Ended March 31, 2020
Net Sales: Consolidated net sales increased $57.4 million, or 10%, to $625.6 million for the first quarter 2021 from $568.2 million for the comparable period in 2020. The increase primarily reflects higher consumer demand and economic recovery from the ongoing COVID-19 pandemic, which during the comparable period in 2020 resulted in wholesale order cancellations, temporary store closures and lower consumer demand. Net sales increased across all regions and product categories, and primarily for the Columbia brand in the U.S. DTC and China businesses. In addition, our DTC e-commerce business grew 35% and represented 20% of our global net sales for the first quarter 2021, compared to 16% of our global net sales for the same period in 2020.
Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentage changes)	Reported Net Sales 2021	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2021(1)	Reported Net Sales 2020	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
Brand Net Sales:
Columbia	$527.4	$(11.9)	$515.5	$471.7	12%	9%
SOREL	46.3	(0.6)	45.7	38.7	20%	18%
prAna	31.5	—	31.5	36.5	(14)%	(14)%
Mountain Hardwear	20.4	(0.3)	20.1	21.3	(4)%	(6)%
Total	$625.6	$(12.8)	$612.8	$568.2	10%	8%

Product Category Net Sales:
Apparel, Accessories and Equipment	$468.9	$(8.7)	$460.2	$452.2	4%	2%
Footwear	156.7	(4.1)	152.6	116.0	35%	32%
Total	$625.6	$(12.8)	$612.8	$568.2	10%	8%

Channel Net Sales:
Wholesale	$335.4	$(7.8)	$327.6	$325.9	3%	1%
DTC	290.2	(5.0)	285.2	242.3	20%	18%
Total	$625.6	$(12.8)	$612.8	$568.2	10%	8%
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
Gross Profit: Gross profit as a percentage of net sales expanded to 51.4% for the first quarter 2021 from 47.8% for the comparable period in 2020, primarily reflecting:
•an approximate 250 basis points increase primarily resulting from decreased reserve provisions related to less excess inventory;
•an increase in product margin, primarily driven by lower promotional activity and lower wholesale customer accommodations, partially offset by a higher proportion of wholesale closeout product sales mix; and
•an increase driven by a favorable sales mix impact due to a lower proportion of lower margin international distributor sales and a higher proportion of DTC sales which generally carries higher gross margin.
Selling, General and Administrative Expense: SG&A expense decreased $22.4 million, or 8%, to $254.4 million, or 40.7% of net sales, for the first quarter of 2021, from $276.8 million, or 48.7% of net sales, for the comparable period in 2020.
The SG&A expense decrease was primarily due to:
•lower bad debt expenses of $27.1 million; partially offset by
•higher incentive compensation; and
•higher personnel expenses to support business growth.

The decrease in bad debt expenses was driven by incremental COVID-19 pandemic related bad debt reserve provisions in the first quarter of 2020, compared to a reduction in bad debt reserves in the first quarter of 2021 reflecting the continued recovery of the market and a healthier wholesale customer base.
Income (Loss) from Operations: Income from operations increased $72.5 million to $70.5 million, or 11.3% of net sales, for the first quarter of 2021, from a loss from operations of $2.0 million, or (0.3)% of net sales, for the comparable period in 2020.
Income Tax Expense: Income tax expense increased to $14.6 million for the first quarter of 2021 from $1.4 million for the comparable period in 2020. Our effective income tax rate was 20.7% compared to 86.4% for the first quarter of 2020. Our effective income tax rate for the first quarter of 2021 decreased compared to the first quarter of 2020 primarily due to the change in mix of book income or loss among jurisdictions, as well as the recording of a foreign jurisdiction valuation allowance during the prior period.
Net Income: Net income increased $55.7 million to $55.9 million, or $0.84 per diluted share, for the first quarter of 2021, from $0.2 million, or $0.00 per diluted share, for the comparable period in 2020.
Results of Operations — Segment
Quarter Ended March 31, 2021 Compared to Quarter Ended March 31, 2020
Net sales by geographic segment are summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentage changes)	Reported Net Sales 2021	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2021(1)	Reported Net Sales 2020	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
U.S.	$408.6	$—	$408.6	$375.9	9%	9%
LAAP	112.0	(6.3)	105.7	102.6	9%	3%
EMEA	70.8	(5.1)	65.7	55.8	27%	18%
Canada	34.2	(1.4)	32.8	33.9	1%	(3)%
	$625.6	$(12.8)	$612.8	$568.2	10%	8%
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

Income (loss) from operations for each reportable segments and unallocated corporate expenses are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2021	2020	Change ($)
U.S.	$99.7	$40.0	$59.7
LAAP	9.7	6.1	3.6
EMEA	10.1	(0.1)	10.2
Canada	6.2	4.2	2.0
Total segment income from operations	$125.7	$50.2	75.5
Unallocated corporate expenses	(55.2)	(52.2)	(3.0)
Income (loss) from operations	$70.5	$(2.0)	$72.5
U.S.
U.S. income from operations increased $59.7 million to $99.7 million, or 24.4% of net sales, for the first quarter of 2021 from $40.0 million, or 10.7% of net sales, for the comparable period in 2020. The increase was driven primarily by increased net sales at improved gross margin, as well as a reduction in bad debt expense. U.S. net sales increased $32.7 million, or 9%, for the first quarter of 2021 compared to same period in 2020, driven by increased net sales in our U.S. DTC businesses, partially offset by decreased net sales in our U.S. wholesale business. The net sales increase in our U.S. DTC businesses was led by increased e-commerce net sales as consumers continued to shift to online shopping, followed by increased retail store net sales as we lapped prior year temporary store closures and heightened COVID-19 pandemic related disruptions. U.S. wholesale net sales declined due to a shift in the timing of Spring 2021 inventory receipts and deliveries from the first quarter into the second quarter of 2021. The reduction in bad debt reserves in the first quarter of 2021 reflected the continued recovery of the market and a healthier wholesale customer base. SG&A expenses decreased as a percentage of net sales to 27.7% for the three months ended March 31, 2021 compared to 37.8% for the comparable period in 2020.
LAAP
LAAP income from operations increased $3.6 million to $9.7 million, or 8.7% of net sales, for the first quarter of 2021 from $6.1 million, or 6.0% of net sales, for the comparable period in 2020. The increase was driven primarily by increased net sales combined with increased gross margin. LAAP net sales increased $9.4 million, or 9% (3% constant-currency) for the first quarter of 2021 compared to the same period in 2020, primarily driven by increased net sales in our China and Korea businesses, partially offset by decreased net sales in our LAAP distributor and Japan businesses. LAAP SG&A expense increased as a percentage of net sales to 47.7% for the first quarter of 2021 compared to 44.1% for the comparable period in 2020, driven by fixed expenses in our LAAP distributor and Japan businesses coupled with decreased net sales.
EMEA
EMEA income from operations increased $10.2 million to $10.1 million, or 14.2% of net sales, for the first quarter of 2021 from a loss from operations of $0.1 million, or (0.1)% of net sales, for the comparable period in 2020. The increase was driven primarily by increased net sales combined with increased gross margin. EMEA net sales increased $15.0 million, or 27% (18% constant-currency), for the first quarter of 2021 compared to the same period in 2020. EMEA net sales increased primarily in our Europe-direct business, followed by our EMEA distributor business. EMEA SG&A expense decreased as a percentage of net sales to 31.1% for the first quarter of 2021 compared to 45.3% for the same period in 2020 driven by leveraging of fixed operating expenses and lower reserve provisions for bad debt.
Canada
Canada income from operations increased $2.0 million to $6.2 million, or 18.2% of net sales, for the first quarter of 2021 from $4.2 million, or 12.3% of net sales, for the comparable period in 2020. The increase primarily resulted from increased net sales combined with increased gross margin. Canada net sales increased $0.3 million, or 1% (a decrease of 3% constant-currency), for the first quarter of 2021 compared to the same period in 2020. Canada SG&A expense decreased as a percentage of net sales to 30.6% for the first quarter of 2021 compared to 35.3% for the comparable period in 2020 driven by lower reserve provisions for bad debt.
Unallocated corporate expenses increased by $3.0 million to $55.2 million for the first quarter of 2021, from $52.2 million for the comparable period in 2020.
Liquidity and Capital Resources
At March 31, 2021, we had total cash and cash equivalents of $873.6 million, compared to $790.7 million at December 31, 2020 and $671.1 million at March 31, 2020. At March 31, 2021, we had approximately $505.2 million in committed borrowing availability.
Our primary ongoing cash needs are for working capital and capital expenditures, including investment in our DTC operations, including new stores, investment in digital and supply chain capabilities to support our strategic priorities, and facilities remodels at our corporate headquarters. We have planned 2021 capital expenditures of approximately $60 to $80 million. We expect to meet our cash needs for the next twelve months with cash and cash equivalents, short-term investments, borrowings under our committed and uncommitted lines of credit and facilities, additional borrowing capacity, access to capital markets, and cash flows from operations.
Our business is affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level at the end of the third quarter and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales.
Short-term borrowings and credit lines
Refer to Note 4 in Item 1 of this quarterly report for additional information regarding our lines of credit and overdraft facilities in place. At March 31, 2021, we had a $500.0 million committed revolving line of credit available domestically under our credit agreement and, internationally, our subsidiaries had approximately $145.4 million in committed and uncommitted lines of credit and overdraft facilities in place, some of which were guaranteed by Columbia Sportswear Company. At March 31, 2021, there was no balance outstanding under these lines of credit and overdraft facilities. At the time of this filing, we are in compliance with all financial covenants necessary as a condition for borrowing under the domestic credit agreement.

Cash flow activities
Net cash provided by operating activities was $110.9 million for the three months ended March 31, 2021 compared to net cash provided by operating activities of $12.8 million for the comparable period in 2020. The change in operating cash flow was driven by a $26.0 million increase in operating cash flow provided by net income and non-cash adjustments, and a $72.1 million increase in cash provided by changes in assets and liabilities. The most significant comparative changes included Accounts payable, Accrued liabilities, and Accounts receivable. The decrease in cash used in Accounts payable primarily reflects the effects of higher receipts of Spring 2021 inventory in the first quarter of 2021 compared to Spring 2020 inventory due to the timing of shipments. The decrease in cash used in Accrued liabilities was primarily driven by changes in accruals for incentive compensation, wholesale refund liabilities and demand creation. The decrease in cash provided by Accounts receivable was driven by lower collections of accounts receivable and higher wholesale net sales in the first quarter of 2021.
Net cash used in investing activities was $2.8 million for the three months ended March 31, 2021 compared to net cash used in investing activities of $42.9 million for the comparable period in 2020. For the 2021 period, net cash used in investing activities primarily consisted of $3.9 million for capital expenditures, partially offset by $1.1 million in sales and maturities of short-term investments. For the same period in 2020, net cash used in investing activities primarily consisted of $33.4 million in net purchases of short-term investments and $9.5 million for capital expenditures.
Net cash used in financing activities was $19.9 million for the three months ended March 31, 2021 compared to net cash provided by financing activities of $21.5 million for the comparable period in 2020. For the 2021 period, net cash used in financing activities primarily consisted of dividend payments to our shareholders of $17.3 million and the repurchase of common stock of $11.2 million, partially offset by proceeds from the issuance of common stock related to stock-based compensation of $13.8 million. For the 2020 period, net cash provided by financing activities primarily consisted of net proceeds from credit facilities of $174.7 million, partially offset by repurchases of common stock of $132.9 million and dividend payments to our shareholders of $17.2 million.
Contractual obligations
Our inventory purchase obligations increased to $635.8 million at March 31, 2021 compared to $305.7 million at December 31, 2020. There have been no other material changes to the estimated contractual commitments contained in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies and Estimates
Management's discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales, and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting policies referred to in Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2020 have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Our critical accounting policies relate to revenue recognition; allowance for uncollectible accounts receivable; obsolescence reserves for excess, close-out and slow-moving inventory; impairment of long-lived assets, intangible assets and goodwill; and income taxes.
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
Except as disclosed in Note 1 in Item 1 of this quarterly report, pertaining to our adoption of new accounting pronouncements, there have been no significant changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Recent Accounting Pronouncements
None.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has not been any material change in the market risk disclosure contained in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have evaluated, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. These disclosure controls and procedures require information to be disclosed in our Exchange Act reports to be (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.
Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    RISK FACTORS
In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations, or cash flows may be materially adversely affected by these and other risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Our products are manufactured by contract manufacturers worldwide, primarily in the Asia Pacific region. Although we enter into purchase order commitments with these contract manufacturers each season, we generally do not maintain long-term manufacturing commitments with them, and various factors could interfere with our ability to source our products. Without long-term commitments, there is no assurance that we will be able to secure adequate or timely production capacity and our competitors may obtain production capacities that effectively limit or eliminate the availability of our contract manufacturers. If we are unable to obtain necessary production capacities, we may be unable to meet consumer demand, resulting in lost sales.
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
Volatility in the Availability and Prices for Commodities and Raw Materials We Use in Our Products Could Have a Material Adverse Effect on Our Costs, Gross Margins and Profitability.
Our products are derived from raw materials that are subject to the prices in the market. If there is a volatility in the availability and prices for commodities and raw materials we use in our products and we are unable to offset such rising costs by pricing actions or efficiency improvements, we could experience pressure on our gross margins and profitability.
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
Our Success Depends on Our and Third-Party Distribution Facilities, and Other Third-Party Providers.
Our ability to meet consumer and customer expectations, manage inventory, complete sales, and achieve our objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, as well as the facilities of third-parties, the development or expansion of additional distribution capabilities and services, and the timely performance of services by third-parties, including those involved in shipping products to and from our distribution facilities and facilities operated by third-parties. The majority of our products are manufactured outside of our principal sales markets, which requires these products to be consolidated and transported by third-party logistic companies, sometimes over large geographical distances. A small number of third-party logistics providers currently consolidate, deconsolidate and/or transload almost all of our products. While we believe that such a consolidation in these providers is in our best interest overall, any disruption in the operations of these providers or changes to the costs they charge, due to capacity constraints or volatile fuel prices could materially impact our sales and profitability. A prolonged disruption in the operations of these providers could also require us to seek alternative distribution arrangements, which may not be available on attractive terms and could lead to delays in distribution of products, either of which could have a significant and material adverse effect on our business, results of operations and financial condition. In addition, the inability of our third-party logistics providers to move products over large geographical distances in a timely manner due to disruptions or limitations at ports or borders or at third-party providers on which they rely (including air-cargo, ocean-cargo and trucking companies) could hinder our ability to satisfy demand through our wholesale and DTC businesses, and we may miss delivery deadlines or incur additional costs, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price. In addition, increases in distribution costs, including but not limited to trucking and freight costs, could adversely affect our costs.
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
In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs or liabilities. For example, the European Union's General Data Protection Regulation (“GDPR”), which became effective in May 2018, and more recently, the California Consumer Privacy Act ("CCPA"), which went into effect in January 2020, required new processes be implemented to ensure compliance and now require the continued refinement of such processes as the regulations evolve, which is accomplished through significant efforts by our employees. The diverted attention of these employees may impact our operations and there may be additional costs incurred by us for third-party resources to advise on the constantly changing landscape. Limitations on the use of data may also impact our future business strategies. Additionally, violations of these requirements could result in significant penalties or litigation from consumers.
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

On December 22, 2017, the United States government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA made broad and complex changes to the United States tax code. In addition, on March 27, 2020, the United States government enacted the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). A change in interpretation of the applicable revisions to the United States tax code and related tax accounting guidance, changes in assumptions made in developing these estimates, and regulatory guidance that may be issued with respect to the applicable revisions to the United States tax code, and state tax implications as a result of the TCJA, the CARES Act, and other recent legislation may cause actual amounts to differ from our provisional estimates. In addition, as of January 2021, there is a new president of the United States, and his administration has proposed changes to United States tax legislation. Adoption of new tax rules could result in a material increase in our tax expense.
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
•Increase reliance by consumers on e-commerce platforms (see "We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Wholesale Customer Demand for Our Products and Lead to a Decline in Sales and/or Earnings" and "We Rely on Information Technology Systems, including Third-Party Cloud-based Solutions, and Any Failure of These Systems May Result in Disruptions or Outages in Our E-Commerce and In-Store Retail Platforms, Loss of Processing Capabilities, and/or Loss of Data, Any of Which May Have a Material Adverse Effect on Our Financial Condition, Results of Operations or Cash Flow");
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
Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.
At March 31, 2021, five related shareholders, The Gertrude Boyle Trust, Sarah A. Bany, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled 53.4% of our common stock outstanding. Following Gertrude Boyle's death, Sarah A. Bany is serving as trustee of The Gertrude Boyle Trust, which holds the shares that were beneficially owned by Gertrude Boyle. As a result, if acting together, Sarah A. Bany, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2021 through January 31, 2021	—	$—	—	$482.2
February 1, 2021 through February 28, 2021	37,082	102.34	37,082	$478.4
March 1, 2021 through March 31, 2021	71,905	103.30	71,905	$471.0
Total	108,987	$102.98	108,987	$471.0
Since the inception of the Company's stock repurchase plan, our Board of Directors has authorized the repurchase of $1.5 billion of our common stock. As of March 31, 2021, we had repurchased 26.9 million shares under this program at an aggregate purchase price of $1,029.0 million, pursuant to a pre-established written plan. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

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

	3.2	2000 Restated Bylaws of Columbia Sportswear Company, as amended (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on March 26, 2019) (File No. 000-23939).
+	10.1	Form of Nonstatutory Stock Option Agreement for Director stock options granted under the Company's 2020 Stock Incentive Plan.
+	10.2	Form of Restricted Stock Unit Award for Director restricted stock units granted under the Company's 2020 Stock Incentive Plan.
	31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
	31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
	32.1	Section 1350 Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
	32.2	Section 1350 Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
	101	INS XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101	SCH XBRL Taxonomy Extension Schema Document
	101	CAL XBRL Taxonomy Extension Calculation Linkbase Document
	101	DEF XBRL Taxonomy Extension Definition Linkbase Document
	101	LAB XBRL Taxonomy Extension Label Linkbase Document
	101	PRE XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+	Management Contract or Compensatory Plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

May 6, 2021	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)