Form 10-Q
period 2021-06-30
COLUMBIA SPORTSWEAR CO
filed 2021-08-05
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on July 23, 2021 was 65,967,024.

COLUMBIA SPORTSWEAR COMPANY
June 30, 2021

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$819,806	$790,725	$474,793
Short-term investments	1,138	1,224	975
Accounts receivable, net of allowance of $10,734, $21,810, and $28,783, respectively	279,763	452,945	217,536
Inventories, net	676,009	556,530	806,887
Prepaid expenses and other current assets	102,003	54,197	102,574
Total current assets	1,878,719	1,855,621	1,602,765
Property, plant and equipment, at cost, net of accumulated depreciation of $585,104, $574,247, and $546,397, respectively	297,237	309,792	328,904
Operating lease right-of-use assets	350,798	339,244	365,521
Intangible assets, net	102,733	103,558	122,105
Goodwill	68,594	68,594	68,594
Deferred income taxes	97,746	96,126	73,395
Other non-current assets	67,472	63,636	61,113
Total assets	$2,863,299	$2,836,571	$2,622,397
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$2,789
Accounts payable	267,677	206,697	255,702
Accrued liabilities	227,209	257,278	203,827
Operating lease liabilities	71,149	65,466	70,916
Income taxes payable	1,565	23,181	2,594
Total current liabilities	567,600	552,622	535,828
Non-current operating lease liabilities	344,216	353,181	347,967
Income taxes payable	48,805	49,922	48,863
Deferred income taxes	151	5,205	7,942
Other long-term liabilities	40,870	42,870	28,968
Total liabilities	1,001,642	1,003,800	969,568
Commitments and contingencies (Note 6)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 66,148, 66,252, and 66,148, issued and outstanding, respectively	—	20,165	5,396
Retained earnings	1,863,813	1,811,800	1,653,293
Accumulated other comprehensive income (loss)	(2,156)	806	(5,860)
Total shareholders' equity	1,861,657	1,832,771	1,652,829
Total liabilities and shareholders' equity	$2,863,299	$2,836,571	$2,622,397

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net sales	$566,370	$316,611	$1,191,976	$884,839
Cost of sales	273,853	170,381	578,057	466,895
Gross profit	292,517	146,230	613,919	417,944
Selling, general and administrative expenses	261,766	217,652	516,155	494,472
Net licensing income	4,244	1,122	7,711	4,241
Operating income (loss)	34,995	(70,300)	105,475	(72,287)
Interest income (expense), net	598	(805)	876	1,008
Other non-operating income (expense), net	(294)	935	(598)	2,673
Income (loss) before income tax	35,299	(70,170)	105,753	(68,606)
Income tax benefit (expense)	5,385	19,463	(9,169)	18,112
Net income (loss)	$40,684	$(50,707)	$96,584	$(50,494)

Earnings (loss) per share:
Basic	$0.61	$(0.77)	$1.46	$(0.76)
Diluted	$0.61	$(0.77)	$1.44	$(0.76)
Weighted average shares outstanding:
Basic	66,327	66,135	66,345	66,553
Diluted	66,787	66,135	66,858	66,553

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$40,684	$(50,707)	$96,584	$(50,494)
Other comprehensive income (loss):
Unrealized gains (losses) on derivative transactions (net of tax effects of $1,183, $1,521, $(2,185) and $(2,624), respectively)	(3,551)	(4,862)	5,012	6,663
Foreign currency translation adjustments (net of tax effects of $(265), $(460), $149 and $37, respectively)	5,230	6,976	(7,974)	(8,098)
Other comprehensive income (loss)	1,679	2,114	(2,962)	(1,435)
Comprehensive income (loss)	$42,363	$(48,593)	$93,622	$(51,929)

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$96,584	$(50,494)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and non-cash lease expense	60,962	65,924
Provision for uncollectible accounts receivable	(9,757)	22,815
Loss on disposal or impairment of property, plant and equipment and right-of-use assets	201	8,800
Deferred income taxes	(9,667)	4,362
Stock-based compensation	9,823	7,712
Changes in operating assets and liabilities:
Accounts receivable	180,456	244,112
Inventories, net	(123,737)	(202,646)
Prepaid expenses and other current assets	(48,160)	(3,199)
Other assets	(337)	(14,596)
Accounts payable	59,085	3,397
Accrued liabilities	(30,130)	(89,323)
Income taxes payable	(22,652)	(12,633)
Operating lease assets and liabilities	(47,436)	(26,264)
Other liabilities	1,927	4,757
Net cash provided by (used in) operating activities	117,162	(37,276)
Cash flows from investing activities:
Purchases of short-term investments	—	(35,045)
Sales and maturities of short-term investments	1,184	36,631
Capital expenditures	(12,387)	(20,959)
Net cash used in investing activities	(11,203)	(19,373)
Cash flows from financing activities:
Proceeds from credit facilities	19,888	375,759
Repayments on credit facilities	(19,683)	(373,390)
Payment of line of credit issuance fees	—	(1,674)
Proceeds from issuance of common stock related to stock-based compensation	20,287	1,987
Tax payments related to stock-based compensation	(5,440)	(4,304)
Repurchase of common stock	(54,500)	(132,889)
Cash dividends paid	(34,540)	(17,195)
Net cash used in financing activities	(73,988)	(151,706)
Net effect of exchange rate changes on cash	(2,890)	(2,861)
Net increase (decrease) in cash and cash equivalents	29,081	(211,216)
Cash and cash equivalents, beginning of period	790,725	686,009
Cash and cash equivalents, end of period	$819,806	$474,793
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$81,497	$13,294
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$4,268	$2,414

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended June 30, 2021
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
BALANCE, MARCH 31, 2021	66,457	$22,230	$1,850,415	$(3,835)	$1,868,810
Net income (loss)	—	—	40,684	—	40,684
Other comprehensive income (loss):
Unrealized losses on derivative transactions, net	—	—	—	(3,551)	(3,551)
Foreign currency translation adjustment, net	—	—	—	5,230	5,230
Cash dividends ($0.26 per share)	—	—	(17,255)	—	(17,255)
Issuance of common stock related to stock-based compensation, net	110	6,433	—	—	6,433
Stock-based compensation expense	—	4,949	—	—	4,949
Repurchase of common stock	(419)	(33,612)	(10,031)	—	(43,643)
BALANCE, JUNE 30, 2021	66,148	$—	$1,863,813	$(2,156)	$1,861,657

	Three Months Ended June 30, 2020
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
BALANCE, MARCH 31, 2020	66,116	$565	$1,704,000	$(7,974)	$1,696,591
Net income (loss)	—	—	(50,707)	—	(50,707)
Other comprehensive income (loss):
Unrealized losses on derivative transactions, net	—	—	—	(4,862)	(4,862)
Foreign currency translation adjustment, net	—	—	—	6,976	6,976
Issuance of common stock related to stock-based compensation, net	32	794	—	—	794
Stock-based compensation expense	—	4,037	—	—	4,037
BALANCE, JUNE 30, 2020	66,148	$5,396	$1,653,293	$(5,860)	$1,652,829

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Six Months Ended June 30, 2021
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2020	66,252	$20,165	$1,811,800	$806	$1,832,771
Net income (loss)	—	—	96,584	—	96,584
Other comprehensive income (loss):
Unrealized gains on derivative transactions, net	—	—	—	5,012	5,012
Foreign currency translation adjustment, net	—	—	—	(7,974)	(7,974)
Cash dividends ($0.52 per share)	—	—	(34,540)	—	(34,540)
Issuance of common stock related to stock-based compensation, net	424	14,847	—	—	14,847
Stock-based compensation expense	—	9,823	—	—	9,823
Repurchase of common stock	(528)	(44,835)	(10,031)	—	(54,866)
BALANCE, JUNE 30, 2021	66,148	$—	$1,863,813	$(2,156)	$1,861,657

	Six Months Ended June 30, 2020
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2019	67,561	$4,937	$1,848,935	$(4,425)	$1,849,447
Net income (loss)	—	—	(50,494)	—	(50,494)
Other comprehensive income (loss):
Unrealized gains on derivative transactions, net	—	—	—	6,663	6,663
Foreign currency translation adjustment, net	—	—	—	(8,098)	(8,098)
Cash dividends ($0.26 per share)	—	—	(17,195)	—	(17,195)
Issuance of common stock related to stock-based compensation, net	144	(2,317)	—	—	(2,317)
Stock-based compensation expense	—	7,712	—	—	7,712
Repurchase of common stock	(1,557)	(4,936)	(127,953)	—	(132,889)
BALANCE, JUNE 30, 2020	66,148	$5,396	$1,653,293	$(5,860)	$1,652,829

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of June 30, 2021, December 31, 2020 and June 30, 2020, the results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The December 31, 2020 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
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
Recently Adopted Accounting Pronouncements
Effective January 1, 2021, the Company adopted Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which, among other things, removes specific exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods, as well as targeted impacts to the accounting for taxes under hybrid tax regimes. At adoption, there was not a material impact to the Company's financial position, results of operations or cash flows.
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
The following tables disaggregate the Company's operating segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended June 30, 2021
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$316,896	$56,038	$64,518	$15,598	$453,050
Footwear	62,169	21,937	24,056	5,158	113,320
Total	$379,065	$77,975	$88,574	$20,756	$566,370
Channel net sales
Wholesale	$176,187	$32,069	$80,552	$13,495	$302,303
Direct-to-consumer	202,878	45,906	8,022	7,261	264,067
Total	$379,065	$77,975	$88,574	$20,756	$566,370

	Three Months Ended June 30, 2020
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$151,456	$47,876	$39,010	$5,575	$243,917
Footwear	31,789	19,434	19,281	2,190	72,694
Total	$183,245	$67,310	$58,291	$7,765	$316,611
Channel net sales
Wholesale	$73,334	$31,219	$53,086	$2,264	$159,903
Direct-to-consumer	109,911	36,091	5,205	5,501	156,708
Total	$183,245	$67,310	$58,291	$7,765	$316,611

	Six Months Ended June 30, 2021
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$634,245	$134,761	$110,814	$42,140	$921,960
Footwear	153,482	55,191	48,525	12,818	270,016
Total	$787,727	$189,952	$159,339	$54,958	$1,191,976
Channel net sales
Wholesale	$377,068	$87,619	$138,316	$34,713	$637,716
Direct-to-consumer	410,659	102,333	21,023	20,245	554,260
Total	$787,727	$189,952	$159,339	$54,958	$1,191,976

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
Performance Obligations
For the three and six months ended June 30, 2021 and 2020, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations are not material.
Contract Balances
As of June 30, 2021, December 31, 2020 and June 30, 2020, contract liabilities included in Accrued liabilities on the Condensed Consolidated Balance Sheets, which consisted of obligations associated with the Company's gift card and customer loyalty programs, were not material.
NOTE 3—INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)	(13,976)
Customer relationships	(18,188)	(17,363)	(16,538)
Accumulated amortization	(32,386)	(31,561)	(30,514)
Net carrying amount	4,812	5,637	6,684
Intangible assets not subject to amortization	97,921	97,921	115,421
Intangible assets, net	$102,733	$103,558	$122,105
Amortization expense for intangible assets subject to amortization was $0.4 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and was $0.8 million and $1.5 million for the six months ended June 30, 2021, and 2020, respectively.
The following table presents the estimated annual amortization expense for the years ending 2021 through 2025:

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
At the beginning of 2021, the Company's Japanese subsidiary had two separate unsecured and uncommitted overdraft facilities guaranteed by the Company providing for borrowings up to a maximum of ¥1.5 billion and US$7.0 million. In March 2021, the Company's Japanese subsidiary entered into an agreement to establish an unsecured and uncommitted overdraft facility providing for borrowings up to a maximum of ¥400.0 million. The combined available borrowings of the three lines was approximately US$24.2 million at June 30, 2021. Borrowings under the ¥1.5 billion and ¥400.0 million overdraft facilities accrue interest at the Tokyo Interbank Offered Rate plus 50 basis points and borrowings under the US$7.0 million overdraft facility accrue interest at 150 basis points. As of June 30, 2021, there was no balance outstanding under these facilities.
NOTE 5—INCOME TAXES
For the three months ended June 30, 2021 and 2020, the Company's effective income tax rates were negative 15.3% and 27.7%, respectively. For the six months ended June 30, 2021 and 2020, the Company's effective income tax rates were 8.7% and 26.4%, respectively. The decrease in the effective income tax rate for the three and six months ended June 30, 2021 was primarily due to a non-recurring decrease in accrued foreign withholding taxes.
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
NOTE 7—SHAREHOLDERS' EQUITY
Since the inception of the Company's stock repurchase plan in 2004 through June 30, 2021, the Company's Board of Directors has authorized the repurchase of $1.5 billion of the Company's common stock. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
Under this program, as of June 30, 2021, the Company had repurchased 27.3 million shares at an aggregate purchase price of $1,072.6 million and has $427.4 million remaining available. During the three and six months ended June 30, 2021, the Company purchased an aggregate of $43.6 million and $54.9 million, respectively, of the Company's common stock under this program.
NOTE 8—STOCK-BASED COMPENSATION
The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards.
Stock-Based Compensation Expense
Stock-based compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Stock options	$1,861	$1,755	$3,771	$3,459
Restricted stock units	3,088	2,282	6,052	4,253
Total	$4,949	$4,037	$9,823	$7,712
Stock Options
During the six months ended June 30, 2021, the Company granted a total of 533,105 stock options at a weighted average grant date fair value of $17.52 per share. As of June 30, 2021, unrecognized costs related to outstanding stock options totaled $15.6 million,

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
before any related tax benefit. As of June 30, 2021, unrecognized costs related to stock options are expected to be recognized over a weighted average period of 2.77 years.
Restricted Stock Units
During the six months ended June 30, 2021, the Company granted 171,773 restricted stock units at a weighted average grant date fair value of $96.16 per share. As of June 30, 2021, unrecognized costs related to outstanding restricted stock units totaled $26.3 million, before any related tax benefit. As of June 30, 2021, unrecognized costs related to restricted stock units are expected to be recognized over a weighted average period of 2.53 years.
NOTE 9—EARNINGS (LOSS) PER SHARE
Earnings (loss) per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.
A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Weighted average common shares outstanding, used in computing basic earnings (loss) per share	66,327	66,135	66,345	66,553
Effect of dilutive stock options and restricted stock units	460	—	513	—
Weighted average common shares outstanding, used in computing diluted earnings (loss) per share	66,787	66,135	66,858	66,553
Earnings (loss) per share of common stock:
Basic	$0.61	$(0.77)	$1.46	$(0.76)
Diluted	$0.61	$(0.77)	$1.44	$(0.76)
Stock options, service-based restricted stock units, and performance-based restricted stock representing 611,143 and 793,051 shares of common stock for the three and six months ended June 30, 2021, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would have been anti-dilutive under the treasury stock method, or because the shares were subject to performance conditions that had not been met.
Stock options, service-based restricted stock units, and performance-based restricted stock representing 2,468,516 and 2,334,223 shares of common stock for the three and six months ended June 30, 2020, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would have been anti-dilutive due to a net loss in the period or because the shares were subject to performance conditions that had not been met.
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

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table sets forth the changes in Accumulated other comprehensive income (loss) for the three months ended June 30, 2021:

(in thousands)	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at March 31, 2021	$(806)	$(3,029)	$(3,835)
Other comprehensive income (loss) before reclassifications	(3,903)	5,230	1,327
Amounts reclassified from accumulated other comprehensive income (loss)(1)	352	—	352
Net other comprehensive income (loss) during the year	(3,551)	5,230	1,679
Balance at June 30, 2021	$(4,357)	$2,201	$(2,156)
(1) Amounts reclassified are recorded in Net sales or Cost of sales on the Condensed Consolidated Statements of Operations. Refer to Note 12 for further information regarding reclassifications.
The following table sets forth the changes in Accumulated other comprehensive income (loss) for the three months ended June 30, 2020:

(in thousands)	Unrealized gains (losses) on available for sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at March 31, 2020	$(4)	$21,007	$(28,977)	$(7,974)
Other comprehensive income (loss) before reclassifications	—	(3,347)	6,976	3,629
Amounts reclassified from accumulated other comprehensive income (loss)(1)	—	(1,515)	—	(1,515)
Net other comprehensive income (loss) during the year	—	(4,862)	6,976	2,114
Balance at June 30, 2020	$(4)	$16,145	$(22,001)	$(5,860)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the Condensed Consolidated Statements of Operations. Refer to Note 12 for further information regarding reclassifications.
The following table sets forth the changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2021:

(in thousands)	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2020	$(9,369)	$10,175	$806
Other comprehensive income (loss) before reclassifications	5,376	(7,974)	(2,598)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	(364)	—	(364)
Net other comprehensive income (loss) during the year	5,012	(7,974)	(2,962)
Balance at June 30, 2021	$(4,357)	$2,201	$(2,156)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the Condensed Consolidated Statements of Operations. Refer to Note 12 for further information regarding reclassifications.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table sets forth the changes in Accumulated other comprehensive income (loss) for the six months ended June 30, 2020:

(in thousands)	Unrealized gains (losses) on available for sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2019	$(4)	$9,482	$(13,903)	$(4,425)
Other comprehensive income (loss) before reclassifications	—	11,015	(8,098)	2,917
Amounts reclassified from accumulated other comprehensive income (loss)(1)	—	(4,352)	—	(4,352)
Net other comprehensive income (loss) during the year	—	6,663	(8,098)	(1,435)
Balance at June 30, 2020	$(4)	$16,145	$(22,001)	$(5,860)
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
The following table presents financial information for the Company's reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net sales to unrelated entities:
U.S.	$379,065	$183,245	$787,727	$559,113
LAAP	77,975	67,310	189,952	169,961
EMEA	88,574	58,291	159,339	114,139
Canada	20,756	7,765	54,958	41,626
	$566,370	$316,611	$1,191,976	$884,839
Segment operating income (loss):
U.S.	$82,057	$(18,155)	$181,718	$21,877
LAAP	(999)	(2,184)	8,719	3,954
EMEA	11,532	139	21,594	73
Canada	633	(8,776)	6,861	(4,625)
Total segment operating income (loss)	93,223	(28,976)	218,892	21,279
Unallocated corporate expenses	(58,228)	(41,324)	(113,417)	(93,566)
Interest income (expense), net	598	(805)	876	1,008
Other non-operating income (expense), net	(294)	935	(598)	2,673
Income (loss) before income tax	$35,299	$(70,170)	$105,753	$(68,606)

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Concentrations
The Company had one customer that accounted for 12.5% and 14.3% of Accounts receivable, net on the Condensed Consolidated Balance Sheets as of June 30, 2021, and December 31, 2020, respectively. The Company had two customers that accounted for 13.3% and 12.9% of Accounts receivable, net as of June 30, 2020. No single customer accounted for 10% or more of Net sales in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021 and 2020.

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
The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated United States dollar inventory purchases. Subsidiaries that use United States dollars and euros as their functional currency also have non-functional currency denominated sales for which the Company hedges the Canadian dollar and British pound. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. For forward contracts, forward points are included in the fair value of the cash flow hedge. These costs or benefits are included in Accumulated other comprehensive income (loss) until the underlying hedge transaction is recognized in either Net sales or Cost of sales, at which time, the forward points will also be recognized as a component of Net income (loss).
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
The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$530,840	$417,707	$381,599
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	258,377	326,280	223,500
At June 30, 2021, $5.0 million of deferred net losses on both outstanding and matured derivatives recorded in Other comprehensive income (loss) are expected to be reclassified to Net income (loss) during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the Condensed Consolidated Statements of Operations. Actual amounts ultimately reclassified to Net sales or Cost of sales in the Condensed Consolidated Statements of Comprehensive Income (Loss) are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At June 30, 2021, the Company's derivative contracts had a remaining maturity of less than four years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $2.4 million at June 30, 2021. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	June 30, 2021	December 31, 2020	June 30, 2020
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$1,850	$947	$10,839
Currency forward contracts	Other non-current assets	6,772	1,126	6,775
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	7,351	7,573	80
Currency forward contracts	Other long-term liabilities	2,396	6,590	—
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	1,578	1,650	4,641
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,830	2,268	524
The following table presents the statement of operations effect and classification of derivative instruments:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Statement Of Operations Classification	2021	2020	2021	2020
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (loss), net of tax	—	$(3,903)	$(3,347)	$5,376	$11,015
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Net sales	(111)	165	(11)	43
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Cost of sales	(348)	1,826	424	4,621
Gain reclassified from accumulated other comprehensive income (loss) to income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	—	6	106	1,117
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating income (expense), net	(1,619)	(319)	(722)	1,330

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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$159,897	$—	$—	$159,897
Short-term investments:
Money market funds	162	—	—	162
Mutual fund shares	976	—	—	976
Other current assets:
Derivative financial instruments	—	3,428	—	3,428
Non-current assets:
Money market funds	3,120	—	—	3,120
Mutual fund shares	17,390	—	—	17,390
Derivative financial instruments	—	6,772	—	6,772
Total assets measured at fair value	$181,545	$10,200	$—	$191,745
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$9,181	$—	$9,181
Other long-term liabilities:
Derivative financial instruments	—	2,396	—	2,396
Total liabilities measured at fair value	$—	$11,577	$—	$11,577

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
Assets and liabilities measured at fair value on a recurring basis at June 30, 2020 are as follows:

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward Looking Statements
This quarterly report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding the impacts of the COVID-19 pandemic, store traffic, supply chain disruptions, constraints and costs, inventory receipts and deliveries, net sales and gross margin, profitability, return on investments, inflationary pressures and related price increases, performance obligations, unrecognized costs, derivative instruments, inventory purchase obligations, income tax rates, materiality of legal matters, our ability to meet our liquidity needs, amortization expenses and maturities of liabilities.
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

In the first half of 2021, the majority of our stores remained open. For most of the first quarter of 2021, government mandated lockdowns impacted our stores in Europe, Canada and Japan. At varying times during the second quarter of 2021, government mandated lockdowns, including pandemic-related temporary store closures or reduced store operating hours, impacted stores in Japan, China, Europe and Canada at varying times. Overall, our store retail traffic trends improved in the second quarter of 2021, but remained below pre-pandemic levels. Stores in destination locations and tourist-dependent markets remain some of the most impacted stores within our fleet.
In addition, certain of our wholesale customers and international distributors experienced a similar timeline and closed stores or reduced operating hours. Despite these impacts, consumer demand accelerated in the first half of 2021 and we did not realize significant wholesale order cancellations or customer accommodations.
The COVID-19 pandemic continues to impact our distribution centers, third-party manufacturing partners and logistics partners, including freight capacity, port congestion, production closures, and other logistics constraints. In the first half of 2021, these disruptions and constraints resulted in later timing of Spring 2021 inventory receipts and deliveries, as well as higher freight, distribution and other supply chain costs. We expect these supply chain disruptions, constraints and increases in costs to continue through the balance of this year and into 2022. As a result of these impacts, we anticipate later than expected fall season inventory receipts and deliveries to our wholesale customers and inventory availability for our DTC businesses, resulting in impacts to our future net sales and gross margin.
Business Outlook
The ongoing business disruption and uncertainty surrounding the COVID-19 pandemic make it difficult to predict our future results. Consistent with the seasonality and variability of our business, we anticipate 2021 profitability to be weighted toward the second half of the year. Business uncertainties and risks surrounding the ongoing pandemic may further exacerbate this seasonality.
Our full year 2021 financial results are being, or could be, significantly impacted by the following factors:
•changes in consumer demand as a result of ongoing effects from the COVID-19 pandemic and/or related governmental actions and regulations;
•growth, performance and profitability of our global DTC operations, including depressed consumer traffic in our retail stores and elevated DTC e-commerce growth trends;
•our ability to staff and operate our distribution centers, including our ability to receive inventory, to fulfill demand while providing a safe working environment with adequate social distancing and other safety precautions;
•port congestion and equipment capacity (including ocean vessels, containers and trucks) and the ability of third-party logistics providers to service the demands of our business and the retail industry generally;
•increasing operating costs associated with a constrained supply chain, including increasing ocean freight and other logistics related costs;
•increasing consumer expectations and competitive pressure related to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges and other evolving expectations;
•our ability to secure production capacity with our contract manufacturers, and their ability to maintain operations as pandemic-related outbreaks impact less vaccinated countries/regions;
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
In addition, we expect inflationary pressures to continue to build across our business beyond 2021. We anticipate implementing price increases to help mitigate these higher costs.

Strategic Priorities
We are committed to driving sustainable and profitable long-term growth and investing in our strategic priorities to:
•drive global brand awareness and sales growth through increased, focused demand creation investments;
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
Highlights of the Second Quarter of 2021
•Net sales increased $249.8 million, or 79%, to $566.4 million, from $316.6 million in the second quarter of 2020.
•Gross profit as a percentage of net sales expanded to 51.6% from 46.2% in the second quarter of 2020.
•Operating income increased $105.3 million to $35.0 million from an operating loss of $70.3 million in the second quarter of 2020.
•Income tax benefit decreased to $5.4 million from a benefit of $19.5 million in the second quarter of 2020.
•Net income increased $91.4 million to $40.7 million, or $0.61 per diluted share, from a loss of $50.7 million, or $(0.77) per share, in the second quarter of 2020.
•Net cash provided by operating activities for the six months ended June 30, 2021 increased $154.4 million to $117.2 million, compared net cash used in operating activities of $37.3 million for the comparable period in 2020.
•We paid cash dividends to shareholders totaling $17.3 million, or $0.26 per share.

The following table presents the items in our Condensed Consolidated Statements of Operations as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.4	53.8	48.5	52.8
Gross profit	51.6	46.2	51.5	47.2
Selling, general and administrative expenses	46.2	68.7	43.3	55.9
Net licensing income	0.8	0.3	0.6	0.5
Operating income (loss)	6.2	(22.2)	8.8	(8.2)
Interest income (expense), net	0.1	(0.2)	0.2	0.1
Other non-operating income (expense), net	(0.1)	0.3	(0.1)	0.3
Income (loss) before income tax	6.2	(22.1)	8.9	(7.8)
Income tax benefit (expense)	1.0	6.1	(0.8)	2.1
Net income (loss)	7.2%	(16.0)%	8.1%	(5.7)%

Results of Operations — Consolidated
Quarter Ended June 30, 2021 Compared to Quarter Ended June 30, 2020
Net Sales: Consolidated net sales increased $249.8 million, or 79%, to $566.4 million for the second quarter 2021 from $316.6 million for the comparable period in 2020. The increase primarily reflects higher consumer demand and economic recovery from the ongoing COVID-19 pandemic. Net sales increased across all regions, product categories, and brands, primarily driven by increased Columbia brand nets sales in our U.S. DTC and wholesale businesses. In addition, our global DTC e-commerce business grew 5% and represented 16% of our global net sales for the second quarter 2021, compared to 28% of our global net sales for the same period in 2020.
Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended June 30,
(in millions, except for percentage changes)	Reported Net Sales 2021	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2021(1)	Reported Net Sales 2020	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
Brand Net Sales:
Columbia	$484.3	$(8.3)	$476.0	$265.8	82%	79%
SOREL	23.1	(0.3)	22.8	13.3	74%	71%
prAna	39.7	—	39.7	27.7	43%	43%
Mountain Hardwear	19.3	(0.2)	19.1	9.8	97%	95%
Total	$566.4	$(8.8)	$557.6	$316.6	79%	76%

Product Category Net Sales:
Apparel, Accessories and Equipment	$453.1	$(6.0)	$447.1	$243.8	86%	83%
Footwear	113.3	(2.8)	110.5	72.8	56%	52%
Total	$566.4	$(8.8)	$557.6	$316.6	79%	76%

Channel Net Sales:
Wholesale	$302.3	$(4.7)	$297.6	$159.9	89%	86%
DTC	264.1	(4.1)	260.0	156.7	69%	66%
Total	$566.4	$(8.8)	$557.6	$316.6	79%	76%
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
Gross Profit: Gross profit as a percentage of net sales expanded to 51.6% for the second quarter 2021 from 46.2% for the comparable period in 2020, primarily reflecting:
•an approximate 400 basis points increase resulting from decreased inventory reserve provisions; and
•an approximate 270 basis points increase in product margin, primarily driven by lower DTC promotional levels and favorable wholesale product margins; partially offset by
•a decrease driven by an unfavorable channel sales mix due to a lower proportion of higher margin e-commerce net sales.
Selling, General and Administrative Expense: SG&A expense increased $44.1 million, or 20%, to $261.8 million, or 46.2% of net sales, for the second quarter of 2021, from $217.7 million, or 68.7% of net sales, for the comparable period in 2020. The increase in SG&A expenses primarily reflects the variable component of our SG&A expense structure, which correlates with changes in sales volume.
The SG&A expense increase was primarily due to:
•higher global retail expenses relative to prior year temporary store closures;
•increased demand creation spending driven by higher variable spending with sales growth and incremental strategic investment;
•higher personnel expenses to support business growth and annual merit increases; and

•higher incentive compensation; partially offset by
•the non-recurrence of prior year COVID-19 related expenses of $15.1 million, including catastrophic leave and furlough pay, severance and other pandemic costs that were partially offset by government subsidies and incentives; and
•lower bad debt expenses.
Operating Income (Loss): Operating income increased $105.3 million to $35.0 million, or 6.2% of net sales, for the second quarter of 2021, from an operating loss of $70.3 million, or (22.2)% of net sales, for the comparable period in 2020.
Income Tax Benefit (Expense): Income tax benefit decreased to $5.4 million for the second quarter of 2021 from a benefit of $19.5 million for the comparable period in 2020. Our effective income tax rate was negative 15.3% compared to 27.7% for the second quarter of 2020. Our effective income tax rate for the second quarter of 2021 decreased compared to the second quarter of 2020 primarily driven by a non-recurring decrease in accrued foreign withholding taxes.
Net Income (Loss): Net income increased $91.4 million to $40.7 million, or $0.61 per diluted share, for the second quarter of 2021, from a loss of $50.7 million, or $(0.77) per share, for the comparable period in 2020.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net Sales: Consolidated net sales increased $307.2 million, or 35%, to $1,192.0 million for the six months ended June 30, 2021 from $884.8 million for the comparable period in 2020. The increase primarily reflects higher consumer demand and an accelerated economic recovery compared to the same period in 2020, which was impacted by wholesale order cancellations, temporary store closures and lower consumer demand. Net sales increased across all regions, product categories, and brands, primarily driven by increased Columbia brand nets sales in the U.S. DTC and wholesale businesses. In addition, our DTC e-commerce business grew 21% and represented 18% of our global net sales for the six months ended June 30, 2021, compared to 20% of our global net sales for the same period in 2020.
Net sales by brand, product category and channel are summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentage changes)	Reported Net Sales 2021	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2021(1)	Reported Net Sales 2020	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
Brand Net Sales:
Columbia	$1,011.7	$(20.2)	$991.5	$737.5	37%	34%
SOREL	69.4	(0.9)	68.5	52.0	33%	32%
prAna	71.2	—	71.2	64.2	11%	11%
Mountain Hardwear	39.7	(0.5)	39.2	31.1	28%	26%
Total	$1,192.0	$(21.6)	$1,170.4	$884.8	35%	32%

Product Category Net Sales:
Apparel, Accessories and Equipment	$922.0	$(14.7)	$907.3	$696.0	32%	30%
Footwear	270.0	(6.9)	263.1	188.8	43%	39%
Total	$1,192.0	$(21.6)	$1,170.4	$884.8	35%	32%

Channel Net Sales:
Wholesale	$637.7	$(12.5)	$625.2	$485.8	31%	29%
DTC	554.3	(9.1)	545.2	399.0	39%	37%
Total	$1,192.0	$(21.6)	$1,170.4	$884.8	35%	32%
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
Gross Profit: Gross profit as a percentage of net sales expanded to 51.5% for the six months ended June 30, 2021 from 47.2% for the comparable period in 2020, primarily reflecting:
•an approximate 250 basis points increase primarily resulting from decreased inventory reserve provisions; and

•an increase in product margin, primarily driven by lower DTC promotional levels.
Selling, General and Administrative Expense: SG&A expense increased $21.7 million, or 4%, to $516.2 million, or 43.3% of net sales, for the six months ended June 30, 2021, from $494.5 million, or 55.9% of net sales, for the comparable period in 2020. The increase in SG&A expenses primarily reflects the variable component of our SG&A expense structure, which correlates with changes in sales volume.
The SG&A expense increase was primarily due to:
•higher personnel expenses to support business growth and annual merit increases;
•higher global retail expenses relative to prior year temporary store closures;
•increased demand creation spending, driven by higher variable spending with sales growth and incremental strategic investment; and
•higher incentive compensation; partially offset by
•lower bad debt expenses of $32.6 million; and
•the non-recurrence of prior year COVID-19 related expenses of $15.1 million, including catastrophic leave and furlough pay, severance and other pandemic costs that were partially offset by government subsidies and incentives.
The decrease in bad debt expenses was driven by incremental COVID-19 pandemic related bad debt reserve provisions in the first half of 2020, compared to a reduction in bad debt reserves in the first half of 2021 reflecting the continued recovery of the market and a healthier wholesale customer base.
Operating Income (Loss): Operating income increased $177.8 million to $105.5 million, or 8.8% of net sales, for the six months ended June 30, 2021, from an operating loss of $72.3 million, or (8.2)% of net sales, for the comparable period in 2020.
Income Tax Benefit (Expense): Income tax expense was $9.2 million for the six months ended June 30, 2021, compared to an income tax benefit of $18.1 million for the comparable period in 2020. Our effective income tax rate was 8.7% for the six months ended June 30, 2021 compared to 26.4% for the comparable period in 2020. The change in our effective income tax rate for the six months ended June 30, 2021, compared to the same period in 2020, was primarily driven by a non-recurring decrease in accrued foreign withholding taxes.
Net Income (Loss): Net income increased $147.1 million to $96.6 million, or $1.44 per diluted share, for the six months ended June 30, 2021, from net loss of $50.5 million, or $(0.76) per share, for the comparable period in 2020.

Results of Operations — Segment
Quarter Ended June 30, 2021 Compared to Quarter Ended June 30, 2020
Net sales by geographic segment are summarized in the following table:

	Three Months Ended June 30,
(in millions, except for percentage changes)	Reported Net Sales 2021	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2021(1)	Reported Net Sales 2020	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
U.S.	$379.1	$—	$379.1	$183.2	107%	107%
LAAP	78.0	(3.3)	74.7	67.4	16%	11%
EMEA	88.5	(3.2)	85.3	58.3	52%	46%
Canada	20.8	(2.3)	18.5	7.7	170%	140%
	$566.4	$(8.8)	$557.6	$316.6	79%	76%
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

Operating income (loss) for each reportable segments and unallocated corporate expenses are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2021	2020	Change ($)
U.S.	$82.1	$(18.2)	$100.3
LAAP	(1.0)	(2.1)	1.1
EMEA	11.5	0.1	11.4
Canada	0.6	(8.8)	9.4
Total segment operating income (loss)	$93.2	$(29.0)	122.2
Unallocated corporate expenses	(58.2)	(41.3)	(16.9)
Operating income (loss)	$35.0	$(70.3)	$105.3
Unless otherwise noted below, segment net sales and operating income within all regions increased due to the result of unfavorable COVID-19 pandemic impacts realized in the comparable period in 2020, which led to economic lockdowns, including temporary store closures and lower consumer demand.
U.S.
U.S. operating income increased $100.3 million to $82.1 million, or 21.6% of net sales, for the second quarter of 2021 from an operating loss of $18.2 million, or (9.9)% of net sales, for the comparable period in 2020. The increase was driven primarily by increased net sales combined with increased gross margin. U.S. net sales increased $195.9 million, or 107%, for the second quarter of 2021 compared to same period in 2020, driven by increased net sales in our U.S. wholesale and DTC businesses. U.S. wholesale net sales increased primarily due to a shift in the timing of Spring 2021 inventory receipts and deliveries from the first quarter into the second quarter of 2021. U.S. SG&A expense decreased as a percentage of net sales to 32.7% for the three months ended June 30, 2021 compared to 57.7% for the comparable period in 2020. The SG&A expense decrease reflected the fixed nature of our expense structure relative to the decline in net sales. In addition, U.S. SG&A expense for the second quarter of 2020 included incremental COVID-19 related expenses, including catastrophic paid leave and furlough pay as well as severance and other pandemic related costs.
LAAP
LAAP operating loss of $1.0 million, or (1.3)% of net sales, for the second quarter of 2021 decreased $1.1 million from an operating loss of $2.1 million, or (3.2)% of net sales, for the comparable period in 2020. The decrease was driven primarily by increased net sales combined with increased gross margin. LAAP net sales increased $10.6 million, or 16% (11% constant-currency) for the second quarter of 2021 compared to the same period in 2020, primarily driven by increased net sales in our Japan business. LAAP SG&A expense increased as a percentage of net sales to 58.4% for the second quarter of 2021 compared to 57.9% for the comparable period in 2020.

EMEA
EMEA operating income increased $11.4 million to $11.5 million, or 13.0% of net sales, for the second quarter of 2021 from $0.1 million, or 0.2% of net sales, for the comparable period in 2020. The increase was driven primarily by increased net sales combined with increased gross margin. EMEA net sales increased $30.2 million, or 52% (46% constant-currency), for the second quarter of 2021 compared to the same period in 2020. EMEA net sales increased primarily in our EMEA distributor business, followed by our Europe-direct business. EMEA SG&A expense decreased as a percentage of net sales to 27.9% for the second quarter of 2021 compared to 34.7% for the same period in 2020 driven by leveraging of fixed operating expenses.
Canada
Canada operating income of $0.6 million, or 3.0% of net sales, for the second quarter of 2021 increased $9.4 million from an operating loss of $8.8 million, or (113.0)% of net sales, for the comparable period in 2020. The increase primarily resulted from increased net sales combined with increased gross margin. Canada net sales increased $13.1 million, or 170% (140% constant-currency), for the second quarter of 2021 compared to the same period in 2020. Canada SG&A expense decreased as a percentage of net sales to 44.2% for the second quarter of 2021 compared to 147.7% for the comparable period in 2020, driven by leveraging of fixed operating expenses. SG&A expense for the second quarter of 2020 included incremental COVID-19 related expenses, including catastrophic paid leave and furlough pay as well as severance and other pandemic related costs.
Unallocated corporate expenses increased by $16.9 million to $58.2 million for the second quarter of 2021, from $41.3 million for the comparable period in 2020, primarily driven by higher incentive compensation and personnel expenses.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Net sales by geographic segment are summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentage changes)	Reported Net Sales 2021	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2021(1)	Reported Net Sales 2020	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
U.S.	$787.7	$—	$787.7	$559.1	41%	41%
LAAP	190.0	(9.6)	180.4	170.0	12%	6%
EMEA	159.3	(8.3)	151.0	114.1	40%	32%
Canada	55.0	(3.7)	51.3	41.6	32%	23%
	$1,192.0	$(21.6)	$1,170.4	$884.8	35%	32%
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

Operating income (loss) for each reportable segments and unallocated corporate expenses are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2021	2020	Change ($)
U.S.	$181.7	$21.9	$159.8
LAAP	8.7	3.9	4.8
EMEA	21.6	0.1	21.5
Canada	6.9	(4.6)	11.5
Total segment operating income	$218.9	$21.3	197.6
Unallocated corporate expenses	(113.4)	(93.6)	(19.8)
Operating income (loss)	$105.5	$(72.3)	$177.8

Unless otherwise noted below, segment net sales and operating income within all regions increased due to the result of unfavorable COVID-19 pandemic impacts realized in the comparable period in 2020, which led to economic lockdowns, including temporary store closures and lower consumer demand.
U.S.
U.S. operating income increased $159.8 million to $181.7 million, or 23.1% of net sales, for the six months ended June 30, 2021 from $21.9 million, or 3.9% of net sales, for the comparable period in 2020. The increase was driven primarily by increased net sales combined with increased gross margin, as well as a reduction in bad debt expense. U.S. net sales increased $228.6 million, or 41%, for the six months ended June 30, 2021 compared to same period in 2020, driven by increased net sales in our U.S. DTC retail stores, wholesale and DTC e-commerce businesses. The reduction in bad debt reserves reflected the continued recovery of the market and a healthier wholesale customer base. SG&A expenses decreased as a percentage of net sales to 30.1% for the six months ended June 30, 2021 compared to 44.3% for the comparable period in 2020, primarily driven by leveraging of fixed operating expenses, a reduction in bad debt expense, and the non-recurrence of prior year COVID-19 related expenses.
LAAP
LAAP operating income increased $4.8 million to $8.7 million, or 4.6% of net sales, for the six months ended June 30, 2021 from $3.9 million, or 2.3% of net sales, for the comparable period in 2020. The increase was driven primarily by increased net sales combined with increased gross margin. LAAP net sales increased $20.0 million, or 12% (6% constant-currency) for the six months ended June 30, 2021 compared to the same period in 2020, primarily driven by increased net sales in our China business, partially offset by decreased net sales in our LAAP distributor businesses. LAAP SG&A expense increased as a percentage of net sales to 52.1% for the six months ended June 30, 2021 compared to 49.6% for the comparable period in 2020, driven by the non-recurrence of prior year COVID-19 government subsidies received.
EMEA
EMEA operating income increased $21.5 million to $21.6 million, or 13.6% of net sales, for the six months ended June 30, 2021 from $0.1 million, or 0.1% of net sales, for the comparable period in 2020. The increase was driven primarily by increased net sales combined with increased gross margin. EMEA net sales increased $45.2 million to $159.3 million, or 40% (32% constant-currency), for the six months ended June 30, 2021 compared to the same period in 2020. EMEA net sales increased in both our EMEA distributors and Europe-direct business. SG&A expense decreased as a percentage of net sales to 29.3% for the six months ended June 30, 2021 compared to 39.9% for the same period in 2020 driven by leveraging of fixed operating expenses and lower reserve provisions for bad debt.
Canada
Canada operating income increased $11.5 million to $6.9 million, or 12.5% of net sales, for the six months ended June 30, 2021 from an operating loss of $4.6 million, or (11.1)% of net sales, for the comparable period in 2020. The increase primarily resulted from increased net sales combined with increased gross margin. Canada net sales increased $13.4 million, or 32% (23% constant-currency), for the six months ended June 30, 2021 compared to the same period in 2020. Canada SG&A expense decreased as a percentage of net sales to 35.7% for the six months ended June 30, 2021 compared to 56.3% for the comparable period in 2020, primarily driven by leveraging of fixed operating expenses, the non-recurrence of prior year COVID-19 related expenses and a reduction in bad debt expense.
Unallocated corporate expenses increased by $19.8 million to $113.4 million for the six months ended June 30, 2021, from $93.6 million for the comparable period in 2020, primarily driven by higher personnel expenses and incentive compensation.
Liquidity and Capital Resources
At June 30, 2021, we had total cash and cash equivalents of $819.8 million, compared to $790.7 million at December 31, 2020 and $474.8 million at June 30, 2020. At June 30, 2021, we had approximately $505.2 million in committed borrowing availability.
Our primary ongoing cash needs are for working capital and capital expenditures, including investment in our DTC operations, including new stores, investment in digital and supply chain capabilities to support our strategic priorities, and facilities remodels at our corporate headquarters. We have planned 2021 capital expenditures of approximately $45 to $60 million. We expect to meet our cash needs for the next twelve months with cash flows from operations.
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
Short-term borrowings and credit lines
Refer to Note 4 in Item 1 of this quarterly report for additional information regarding our lines of credit and overdraft facilities in place. At June 30, 2021, we had a $500.0 million committed revolving line of credit available domestically under our credit agreement and, internationally, our subsidiaries had approximately $146.7 million in committed and uncommitted lines of credit and overdraft facilities in place, some of which were guaranteed by Columbia Sportswear Company. At June 30, 2021, there was no balance outstanding under these lines of credit and overdraft facilities. At the time of this filing, we are in compliance with all financial covenants necessary as a condition for borrowing under the domestic credit agreement.
Cash flow activities
Net cash provided by operating activities was $117.2 million for the six months ended June 30, 2021 compared to net cash used in operating activities of $37.3 million for the comparable period in 2020. The change in operating cash flow was driven by a $89.0 million increase in operating cash flow provided by net income (loss) and non-cash adjustments, and a $65.4 million decrease in cash used in changes in assets and liabilities. The most significant comparative changes included Inventories, net, Accounts receivable, Accrued liabilities, Accounts payable, and Prepaid expenses and other assets. The decrease in cash used in Inventories, net primarily reflects higher sales during 2021 compared to 2020. The decrease in cash provided by Accounts receivable was driven by higher wholesale net sales, partially offset by higher collections of accounts receivable in 2021. The decrease in cash used by Accrued liabilities was primarily driven by changes in accruals for incentive compensation, wholesale refund liabilities, and wholesale and retail return liabilities. The increase in cash provided by Accounts payable primarily reflects the effects of higher receipts of inventory in the second quarter of 2021 compared to the second quarter of 2020. The increase in cash used in Prepaid expenses and other assets was primarily driven by changes in U.S. inventory prepayments and US prepaid income taxes.
Net cash used in investing activities was $11.2 million for the six months ended June 30, 2021 compared to net cash used in investing activities of $19.4 million for the comparable period in 2020. For the 2021 period, net cash used in investing activities primarily consisted of $12.4 million for capital expenditures, partially offset by $1.2 million in sales and maturities of short-term investments. For the same period in 2020, net cash used in investing activities primarily consisted of $21.0 million for capital expenditures, partially offset by $1.6 million in net sales and maturities of short-term investments.
Net cash used in financing activities was $74.0 million for the six months ended June 30, 2021 compared to net cash used in financing activities of $151.7 million for the comparable period in 2020. For the 2021 period, net cash used in financing activities primarily consisted of repurchases of common stock of $54.5 million and dividend payments to our shareholders of $34.5 million, partially offset by proceeds from the issuance of common stock related to stock-based compensation of $20.3 million. For the 2020 period, net cash used in financing activities primarily consisted of repurchases of common stock of $132.9 million, and dividend payments to our shareholders of $17.2 million.
Contractual obligations
Our inventory purchase obligations increased to $538.8 million at June 30, 2021 compared to $305.7 million at December 31, 2020. There have been no other material changes to the estimated contractual commitments contained in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Highly Competitive Markets. In each of our geographic markets, we face significant competition from global and regional branded apparel, footwear, accessories, and equipment companies. Retailers who are our wholesale customers often pose a significant competitive threat by designing, marketing and distributing apparel, footwear, accessories, and equipment under their own private labels. We also experience direct competition in our DTC business from retailers that are our wholesale customers. This is true in particular in the digital marketplace, where increased consumer expectations and competitive pressure related to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges, and other evolving expectations are key factors.
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
•Weather Conditions, Including Global Climate Change Trends. Our sales are adversely affected by unseasonable weather conditions. A significant portion of our DTC sales is dependent in part on the weather and our DTC sales growth is likely to be adversely impacted or may even decline in years in which weather conditions do not stimulate demand for our products. Unseasonable weather also impacts future sales to our wholesale customers, who may hold inventory into subsequent seasons in response to unseasonable weather. Our results may be negatively impacted if management is not able to adjust expenses in a timely manner in response to unfavorable weather conditions and the resulting impact on consumer and customer demand. The extent to which global weather patterns trend warmer will determine the magnitude by which consumer and customer demand for our products will be negatively affected.
•Shifts in Retail Traffic Patterns. Shifts in consumer purchasing patterns, including the growth of e-commerce and large one-stop digital marketplaces, e-commerce off-price retailing and online comparison shopping, in our key markets may have an adverse effect on our DTC operations and the financial health of certain of our wholesale customers, some of whom may reduce their brick and mortar store fleet, file for protection under bankruptcy laws, restructure, or cease operations. These related business impacts have already occurred at certain of our wholesale customers. We face increased risk of order reduction and cancellation when dealing with financially ailing wholesale customers. We also extend credit to our wholesale customers based on an assessment of the wholesale customer's financial condition, generally without requiring collateral. We may choose (and have chosen in the past) to limit our credit risk by reducing our level of business with wholesale customers experiencing financial difficulties and may not be able to replace those revenues with other customers or through our DTC businesses within a reasonable period or at all.
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
Our Success Depends on Third-Party Logistics Providers and Our and Third-Party Distribution Facilities.
The majority of our products are manufactured outside of our principal sales markets, which requires these products to be consolidated and transported, sometimes over large geographical distances. A small number of third-party logistics providers currently consolidate, deconsolidate and/or transload almost all of our products. While we believe that such a consolidation in these providers is in our best interest overall, any disruption in the operations of these providers or changes to the costs they charge, due to capacity constraints or volatile fuel prices could materially impact our sales and profitability. A prolonged disruption in the operations of these providers could also require us to seek alternative distribution arrangements, which may not be available on attractive terms and could lead to delays in distribution of products, either of which could have a significant and material adverse effect on our business, results of operations and financial condition. In addition, the ability to move products over larger geographical distances could be (as is currently the case) constrained by ocean, air and trucking cargo capacity, or disrupted by limitations at ports or borders. These constraints and disruptions could hinder our ability to satisfy demand through our wholesale and DTC businesses, and we may miss delivery deadlines, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price. In addition, increases in distribution costs, including but not limited to trucking and freight costs, could (as is currently the case) adversely affect our costs, which we may or may not be able to offset through price increases or decreased promotions.
We receive our products from third-party logistics providers at our owned distribution centers in the United States, Canada and France. The fixed costs associated with owning, operating and maintaining such distribution centers during a period of economic weakness or declining sales can result in lower operating efficiencies, financial deleverage and potential impairment in the recorded value of distribution assets.
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
Our ability to meet consumer and customer expectations, manage inventory, complete sales, and achieve our objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, as well as the facilities of third-parties, the development or expansion of additional distribution capabilities and services, and the timely performance of services by third-parties, including those involved in moving products to and from our distribution facilities and facilities operated by third-parties.
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
We and many of our third-party vendors manage and maintain various types of proprietary information and sensitive and confidential data relating to our business, such as personally identifiable information of our consumers, our customers, our employees, and our business partners, as well as credit card information in certain instances. Unauthorized parties may attempt to gain access to these systems or information through fraud or other means of deceiving our employees or third-party service providers. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. The ever-evolving threats mean we and our third-parties must continually evaluate and adapt our systems and processes, and there is no guarantee that these efforts will be adequate to safeguard against all data security breaches or misuses of data. For example, in 2017, we reported the discovery of a cybersecurity incident involving our prAna.com e-commerce website, for which a number of responsive actions were taken, including notification of potentially affected prAna consumers. Any future breaches of our or our third-parties’ systems could expose us, our customers, our consumers, our suppliers, our employees, or other individuals that may be affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business. While we maintain cyber liability insurance policies for coverage in the event of a cybersecurity incident, we cannot be certain that our existing coverage will continue to be available on acceptable terms or will be available, and in sufficient amount, to cover the potentially significant losses that could result from a cybersecurity incident or that the insurer will not deny coverage as to any future claim.
In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs or liabilities. For example, the European Union's General Data Protection Regulation, which became effective in May 2018, and more recently, the California Consumer Privacy Act, which went into effect in January 2020, required new processes be implemented to ensure compliance and now require the continued refinement of such processes as the regulations evolve, which is accomplished through significant efforts by our employees. The diverted attention of these employees may impact our operations and there may be additional costs incurred by us for third-party resources to advise on the constantly changing landscape. Limitations on the use of data may also impact our future business strategies. Additionally, violations of these requirements could result in significant penalties or litigation from consumers.
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
On December 22, 2017, the United States government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA made broad and complex changes to the United States tax code. In addition, on March 27, 2020, the United States government enacted the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). A change in interpretation of the applicable revisions to the United States tax code and related tax accounting guidance, changes in assumptions made in developing these estimates, and regulatory guidance that may be issued with respect to the applicable revisions to the United States tax code, and state tax implications as a result of the TCJA, the CARES Act, and other recent legislation may cause actual amounts to differ from our provisional estimates. Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense and cash flows.
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

An Outbreak of Disease or Similar Public Health Threat, Such as the COVID-19 Pandemic, Could Have, and in the Case of the COVID-19 Pandemic Has Had and is Expected to Continue to Have, an Adverse Impact on Our Business, Operating Results and Financial Condition.
An outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have, and in the case of the COVID-19 pandemic has had and is expected to continue to have, an adverse impact on our business, financial condition and operating results, including in the form of sales and the delay of inventory production and fulfillment in impacted regions. Fear of contracting COVID-19, individuals contracting COVID-19 and the actions taken, and that may be taken, by governmental authorities, our third-party logistics providers, our landlords, our competitors or by us relating to the COVID-19 pandemic may (and in many cases, have):
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
•Cause disruptions in the supply chain, including the ability to produce and deliver product as expected (see “Our Reliance on Contract Manufacturers, Including Our Ability to Enter Into Purchase Order Commitments with Them and Maintain Quality Standards of Our Products and Standards of Manufacturing Processes at Contract Manufacturers, May Result in Lost Sales and Impact Our Gross Margin and Results of Operations”, “For Certain Materials We Depend on a Limited Number of Suppliers, Which May Cause Increased Costs or Production Delays” and “Our Success Depends on Our and Third-Party Distribution Facilities, and Other Third-Party Logistics Providers”);
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
•Cause inflation and currency rate fluctuations (see “Fluctuations in Inflation and Currency Exchange Rates Could Result in Lower Revenues, Higher Costs and/or Decreased Margins and Earnings”);
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
•Impair our key personnel (see "We Depend on Key Personnel");
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
Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.
At June 30, 2021, five related shareholders, The Gertrude Boyle Trust, Sarah A. Bany, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled 49.2% of our common stock outstanding. Following Gertrude Boyle's death, Sarah A. Bany is serving as trustee of The Gertrude Boyle Trust, which holds the shares that were beneficially owned by Gertrude Boyle. As a result, if acting together, Sarah A. Bany, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval.

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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2021 through April 30, 2021	7,410	$104.39	7,410	$470.2
May 1, 2021 through May 31, 2021	247,519	106.58	247,519	$443.8
June 1, 2021 through June 30, 2021	164,693	100.11	164,693	$427.4
Total	419,622	$104.01	419,622	$427.4
Since the inception of the Company's stock repurchase plan, our Board of Directors has authorized the repurchase of $1.5 billion of our common stock. As of June 30, 2021, we had repurchased 27.3 million shares under this program at an aggregate purchase price of $1,072.6 million, pursuant to a pre-established written plan. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

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

COLUMBIA SPORTSWEAR COMPANY

August 5, 2021	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)