Form 10-Q
period 2021-09-30
COLUMBIA SPORTSWEAR CO
filed 2021-11-04
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
The number of shares of Common Stock outstanding on October 22, 2021 was 65,217,098.

COLUMBIA SPORTSWEAR COMPANY
September 30, 2021

PART I—FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$599,479	$790,725	$313,429
Short-term investments	1,132	1,224	1,095
Accounts receivable, net of allowance of $10,847, $21,810, and $29,760, respectively	500,451	452,945	479,376
Inventories, net	720,865	556,530	771,724
Prepaid expenses and other current assets	98,146	54,197	82,175
Total current assets	1,920,073	1,855,621	1,647,799
Property, plant and equipment, at cost, net of accumulated depreciation of $591,795, $574,247, and $550,097, respectively	293,725	309,792	322,167
Operating lease right-of-use assets	344,876	339,244	351,277
Intangible assets, net	102,321	103,558	121,471
Goodwill	68,594	68,594	68,594
Deferred income taxes	92,493	96,126	77,055
Other non-current assets	67,277	63,636	63,951
Total assets	$2,889,359	$2,836,571	$2,652,314
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	241,119	206,697	164,332
Accrued liabilities	273,590	257,278	257,040
Operating lease liabilities	67,055	65,466	73,409
Income taxes payable	8,955	23,181	4,813
Total current liabilities	590,719	552,622	499,594
Non-current operating lease liabilities	330,765	353,181	337,108
Income taxes payable	49,392	49,922	49,195
Deferred income taxes	1	5,205	7,149
Other long-term liabilities	38,165	42,870	36,452
Total liabilities	1,009,042	1,003,800	929,498
Commitments and contingencies (Note 6)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 65,501, 66,252, and 66,210, issued and outstanding, respectively	—	20,165	13,142
Retained earnings	1,883,343	1,811,800	1,716,044
Accumulated other comprehensive income (loss)	(3,026)	806	(6,370)
Total shareholders' equity	1,880,317	1,832,771	1,722,816
Total liabilities and shareholders' equity	$2,889,359	$2,836,571	$2,652,314

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net sales	$804,706	$701,092	$1,996,682	$1,585,931
Cost of sales	396,346	358,184	974,403	825,079
Gross profit	408,360	342,908	1,022,279	760,852
Selling, general and administrative expenses	280,121	261,192	796,276	755,664
Net licensing income	5,222	3,927	12,933	8,168
Operating income	133,461	85,643	238,936	13,356
Interest income (expense), net	196	(280)	1,072	728
Other non-operating income (expense), net	201	(465)	(397)	2,208
Income before income tax	133,858	84,898	239,611	16,292
Income tax expense	(33,295)	(22,147)	(42,464)	(4,035)
Net income	$100,563	$62,751	$197,147	$12,257

Earnings per share:
Basic	$1.53	$0.95	$2.98	$0.18
Diluted	$1.52	$0.94	$2.96	$0.18
Weighted average shares outstanding:
Basic	65,862	66,179	66,182	66,427
Diluted	66,266	66,537	66,673	66,807

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$100,563	$62,751	$197,147	$12,257
Other comprehensive income (loss):
Unrealized gains (losses) on derivative transactions (net of tax effects of $(3,602), $3,995, $(5,787) and $1,371, respectively)	10,552	(11,685)	15,564	(5,022)
Foreign currency translation adjustments (net of tax effects of $66, $(290), $215 and $(253), respectively)	(11,422)	11,175	(19,396)	3,077
Other comprehensive loss	(870)	(510)	(3,832)	(1,945)
Comprehensive income	$99,693	$62,241	$193,315	$10,312

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$197,147	$12,257
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization, and non-cash lease expense	84,509	102,283
Provision for uncollectible accounts receivable	(9,088)	24,684
Loss on disposal or impairment of property, plant and equipment and right-of-use assets	366	8,981
Deferred income taxes	(8,731)	4,306
Stock-based compensation	14,487	12,802
Changes in operating assets and liabilities:
Accounts receivable	(44,500)	(17,130)
Inventories, net	(173,761)	(160,090)
Prepaid expenses and other current assets	(40,957)	9,098
Other assets	148	(20,786)
Accounts payable	22,014	(89,790)
Accrued liabilities	24,813	(41,182)
Income taxes payable	(14,621)	(10,011)
Operating lease assets and liabilities	(68,823)	(41,459)
Other liabilities	1,359	8,077
Net cash used in operating activities	(15,638)	(197,960)
Cash flows from investing activities:
Purchases of short-term investments	—	(35,044)
Sales and maturities of short-term investments	1,184	36,630
Capital expenditures	(20,413)	(25,164)
Net cash used in investing activities	(19,229)	(23,578)
Cash flows from financing activities:
Proceeds from credit facilities	29,508	387,992
Repayments on credit facilities	(29,313)	(388,465)
Payment of line of credit issuance fees	—	(2,096)
Proceeds from issuance of common stock related to stock-based compensation	24,329	4,793
Tax payments related to stock-based compensation	(5,715)	(4,454)
Repurchase of common stock	(118,580)	(132,889)
Cash dividends paid	(51,662)	(17,195)
Net cash used in financing activities	(151,433)	(152,314)
Net effect of exchange rate changes on cash	(4,946)	1,272
Net decrease in cash and cash equivalents	(191,246)	(372,580)
Cash and cash equivalents, beginning of period	790,725	686,009
Cash and cash equivalents, end of period	$599,479	$313,429
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$87,709	$18,385
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$8,277	$4,774
Repurchases of common stock not settled	$8,628	$—

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended September 30, 2021
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
BALANCE, JUNE 30, 2021	66,148	$—	$1,863,813	$(2,156)	$1,861,657
Net income	—	—	100,563	—	100,563
Other comprehensive income (loss):
Unrealized gains on derivative transactions, net	—	—	—	10,552	10,552
Foreign currency translation adjustment, net	—	—	—	(11,422)	(11,422)
Cash dividends ($0.26 per share)	—	—	(17,122)	—	(17,122)
Issuance of common stock related to stock-based compensation, net	79	3,767	—	—	3,767
Stock-based compensation expense	—	4,664	—	—	4,664
Repurchase of common stock	(726)	(8,431)	(63,911)	—	(72,342)
BALANCE, SEPTEMBER 30, 2021	65,501	$—	$1,883,343	$(3,026)	$1,880,317

	Three Months Ended September 30, 2020
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
BALANCE, JUNE 30, 2020	66,148	$5,396	$1,653,293	$(5,860)	$1,652,829
Net income	—	—	62,751	—	62,751
Other comprehensive income (loss):
Unrealized losses on derivative transactions, net	—	—	—	(11,685)	(11,685)
Foreign currency translation adjustment, net	—	—	—	11,175	11,175
Issuance of common stock related to stock-based compensation, net	62	2,656	—	—	2,656
Stock-based compensation expense	—	5,090	—	—	5,090
BALANCE, SEPTEMBER 30, 2020	66,210	$13,142	$1,716,044	$(6,370)	$1,722,816

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended September 30, 2021
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2020	66,252	$20,165	$1,811,800	$806	$1,832,771
Net income	—	—	197,147	—	197,147
Other comprehensive income (loss):
Unrealized gains on derivative transactions, net	—	—	—	15,564	15,564
Foreign currency translation adjustment, net	—	—	—	(19,396)	(19,396)
Cash dividends ($0.78 per share)	—	—	(51,662)	—	(51,662)
Issuance of common stock related to stock-based compensation, net	503	18,614	—	—	18,614
Stock-based compensation expense		14,487	—	—	14,487
Repurchase of common stock	(1,254)	(53,266)	(73,942)	—	(127,208)
BALANCE, SEPTEMBER 30, 2021	65,501	$—	$1,883,343	$(3,026)	$1,880,317

	Nine Months Ended September 30, 2020
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
BALANCE, DECEMBER 31, 2019	67,561	$4,937	$1,848,935	$(4,425)	$1,849,447
Net income	—	—	12,257	—	12,257
Other comprehensive income (loss):
Unrealized losses on derivative transactions, net	—	—	—	(5,022)	(5,022)
Foreign currency translation adjustment, net	—	—	—	3,077	3,077
Cash dividends ($0.26 per share)	—	—	(17,195)	—	(17,195)
Issuance of common stock related to stock-based compensation, net	206	339	—	—	339
Stock-based compensation expense	—	12,802	—	—	12,802
Repurchase of common stock	(1,557)	(4,936)	(127,953)	—	(132,889)
BALANCE, SEPTEMBER 30, 2020	66,210	$13,142	$1,716,044	$(6,370)	$1,722,816

See accompanying notes to condensed consolidated financial statements

COLUMBIA SPORTSWEAR COMPANY

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—BASIS OF PRESENTATION AND ORGANIZATION
The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of September 30, 2021, December 31, 2020 and September 30, 2020, the results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The December 31, 2020 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.
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
The following tables disaggregate the Company's operating segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended September 30, 2021
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$406,187	$78,160	$75,399	$61,409	$621,155
Footwear	104,299	24,594	33,751	20,907	183,551
Total	$510,486	$102,754	$109,150	$82,316	$804,706
Channel net sales
Wholesale	$292,357	$66,070	$93,899	$65,810	$518,136
Direct-to-consumer	218,129	36,684	15,251	16,506	286,570
Total	$510,486	$102,754	$109,150	$82,316	$804,706

	Three Months Ended September 30, 2020
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$332,713	$70,026	$66,160	$41,221	$510,120
Footwear	112,907	20,925	32,999	24,141	190,972
Total	$445,620	$90,951	$99,159	$65,362	$701,092
Channel net sales
Wholesale	$282,850	$50,723	$85,074	$52,820	$471,467
Direct-to-consumer	162,770	40,228	14,085	12,542	229,625
Total	$445,620	$90,951	$99,159	$65,362	$701,092

	Nine Months Ended September 30, 2021
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,040,432	$212,921	$186,213	$103,549	$1,543,115
Footwear	257,781	79,785	82,276	33,725	453,567
Total	$1,298,213	$292,706	$268,489	$137,274	$1,996,682
Channel net sales
Wholesale	$669,425	$153,689	$232,215	$100,523	$1,155,852
Direct-to-consumer	628,788	139,017	36,274	36,751	840,830
Total	$1,298,213	$292,706	$268,489	$137,274	$1,996,682

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
Performance Obligations
For the three and nine months ended September 30, 2021 and 2020, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations are not material.
Contract Balances
As of September 30, 2021, December 31, 2020 and September 30, 2020, contract liabilities included in Accrued liabilities on the Condensed Consolidated Balance Sheets, which consisted of obligations associated with the Company's gift card and customer loyalty programs, were not material.
NOTE 3—INTANGIBLE ASSETS, NET
Intangible assets, net consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Intangible assets subject to amortization:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)	(14,198)
Customer relationships	(18,600)	(17,363)	(16,950)
Accumulated amortization	(32,798)	(31,561)	(31,148)
Net carrying amount	4,400	5,637	6,050
Intangible assets not subject to amortization	97,921	97,921	115,421
Intangible assets, net	$102,321	$103,558	$121,471
Amortization expense for intangible assets subject to amortization was $0.4 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and was $1.2 million and $2.1 million for the nine months ended September 30, 2021, and 2020, respectively.
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
At the beginning of 2021, the Company's Japanese subsidiary had two separate unsecured and uncommitted overdraft facilities guaranteed by the Company providing for borrowings up to a maximum of ¥1.5 billion and ¥700.0 million. In March 2021, the Company's Japanese subsidiary entered into an agreement to establish an unsecured and uncommitted overdraft facility providing for borrowings up to a maximum of ¥400.0 million. In September 2021, the Company's Japanese subsidiary entered into an agreement which replaced the ¥1.5 billion overdraft facility with a ¥1.0 billion overdraft facility. At September 30, 2021, the combined available borrowings of the three lines was approximately US$18.8 million. Borrowings under the ¥1.0 billion and ¥400.0 million overdraft facilities accrue interest at the Tokyo Interbank Offered Rate plus 50 basis points and borrowings under the ¥700.0 million overdraft facility accrue interest at 150 basis points. As of September 30, 2021, there was no balance outstanding under these facilities.
At the beginning of 2021, the Company's Chinese subsidiary had available an unsecured and uncommitted line of credit providing for borrowings up to a maximum of RMB140.0 million and an unsecured and uncommitted overdraft and clean advance facility, guaranteed by the Company, that provided for borrowings of advances or overdrafts up to a maximum of US$20.0 million. In September 2021, the Company's Chinese subsidiary did not renew the agreement for the RMB140.0 million line of credit. At September 30, 2021, the available borrowings of the remaining facility was US$20.0 million. Borrowings under this facility accrue interest on advances of RMB at 4% or advances of USD at 1.62% per annum. As of September 30, 2021, there was no balance outstanding under the facility.
NOTE 5—INCOME TAXES
For the three months ended September 30, 2021 and 2020, the Company's effective income tax rates were 24.9% and 26.1%, respectively. The decrease in the effective income tax rate for the three months ended September 30, 2021 was primarily due to the mix of book income or loss among jurisdictions. For the nine months ended September 30, 2021 and 2020, the Company's effective income tax rates were 17.7% and 24.8%, respectively. The decrease in the effective income tax rate for the nine months ended September 30, 2021 was primarily due to the non-recurring decrease in accrued foreign withholding taxes and the mix of book income or loss among jurisdictions.
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
NOTE 7—SHAREHOLDERS' EQUITY
Since the inception of the Company's stock repurchase plan in 2004 through September 30, 2021, the Company's Board of Directors has authorized the repurchase of $1.5 billion of the Company's common stock. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.
Under this program, as of September 30, 2021, the Company had repurchased 28.1 million shares at an aggregate purchase price of $1,145.0 million and has $355.0 million remaining available. During the three and nine months ended September 30, 2021, the Company purchased an aggregate of $72.3 million and $127.2 million, respectively, of the Company's common stock under this program.
NOTE 8—STOCK-BASED COMPENSATION
The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock-Based Compensation Expense
Stock-based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Stock options	$1,500	$1,775	$5,271	$5,234
Restricted stock units	3,164	3,315	9,216	7,568
Total	$4,664	$5,090	$14,487	$12,802
Stock Options
During the nine months ended September 30, 2021, the Company granted a total of 545,976 stock options at a weighted average grant date fair value of $17.55 per share. As of September 30, 2021, unrecognized costs related to outstanding stock options totaled $13.0 million, before any related tax benefit. As of September 30, 2021, unrecognized costs related to stock options are expected to be recognized over a weighted average period of 2.56 years.
Restricted Stock Units
During the nine months ended September 30, 2021, the Company granted 175,556 restricted stock units at a weighted average grant date fair value of $96.06 per share. As of September 30, 2021, unrecognized costs related to outstanding restricted stock units totaled $22.8 million, before any related tax benefit. As of September 30, 2021, unrecognized costs related to restricted stock units are expected to be recognized over a weighted average period of 2.33 years.
NOTE 9—EARNINGS PER SHARE
Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.
A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Weighted average common shares outstanding, used in computing basic earnings per share	65,862	66,179	66,182	66,427
Effect of dilutive stock options and restricted stock units	404	358	491	380
Weighted average common shares outstanding, used in computing diluted earnings per share	66,266	66,537	66,673	66,807
Earnings per share of common stock:
Basic	$1.53	$0.95	$2.98	$0.18
Diluted	$1.52	$0.94	$2.96	$0.18
Stock options, service-based restricted stock units, and performance-based restricted stock representing 652,317 and 810,092 shares of common stock for the three and nine months ended September 30, 2021, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would have been anti-dilutive under the treasury stock method, or because the shares were subject to performance conditions that had not been met.
Stock options, service-based restricted stock units, and performance-based restricted stock representing 1,156,073 and 1,282,086 shares of common stock for the three and nine months ended September 30, 2020, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would have been anti-dilutive due to a net loss in the period or because the shares were subject to performance conditions that had not been met.

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
The following table sets forth the changes in Accumulated other comprehensive income (loss) for the three months ended September 30, 2021:

(in thousands)	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at June 30, 2021	$(4,357)	$2,201	$(2,156)
Other comprehensive income (loss) before reclassifications	8,170	(11,422)	(3,252)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	2,382	—	2,382
Net other comprehensive income (loss) during the year	10,552	(11,422)	(870)
Balance at September 30, 2021	$6,195	$(9,221)	$(3,026)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense) on the Condensed Consolidated Statements of Operations. Refer to Note 12 for further information regarding reclassifications.
The following table sets forth the changes in Accumulated other comprehensive income (loss) for the three months ended September 30, 2020:

(in thousands)	Unrealized gains (losses) on available for sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at June 30, 2020	$(4)	$16,145	$(22,001)	$(5,860)
Other comprehensive income (loss) before reclassifications	—	(6,398)	11,175	4,777
Amounts reclassified from accumulated other comprehensive income (loss)(1)	—	(5,287)	—	(5,287)
Net other comprehensive income (loss) during the year	—	(11,685)	11,175	(510)
Balance at September 30, 2020	$(4)	$4,460	$(10,826)	$(6,370)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the Condensed Consolidated Statements of Operations. Refer to Note 12 for further information regarding reclassifications.
The following table sets forth the changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2021:

(in thousands)	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2020	$(9,369)	$10,175	$806
Other comprehensive income (loss) before reclassifications	13,547	(19,396)	(5,849)
Amounts reclassified from accumulated other comprehensive income (loss)(1)	2,017	—	2,017
Net other comprehensive income (loss) during the year	15,564	(19,396)	(3,832)
Balance at September 30, 2021	$6,195	$(9,221)	$(3,026)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the Condensed Consolidated Statements of Operations. Refer to Note 12 for further information regarding reclassifications.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table sets forth the changes in Accumulated other comprehensive income (loss) for the nine months ended September 30, 2020:

(in thousands)	Unrealized gains (losses) on available for sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at December 31, 2019	$(4)	$9,482	$(13,903)	$(4,425)
Other comprehensive income before reclassifications	—	4,617	3,077	7,694
Amounts reclassified from accumulated other comprehensive income (loss)(1)	—	(9,639)	—	(9,639)
Net other comprehensive income (loss) during the year	—	(5,022)	3,077	(1,945)
Balance at September 30, 2020	$(4)	$4,460	$(10,826)	$(6,370)
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
The following table presents financial information for the Company's reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net sales to unrelated entities:
U.S.	$510,486	$445,620	$1,298,213	$1,004,733
LAAP	102,754	90,951	292,706	260,912
EMEA	109,150	99,159	268,489	213,298
Canada	82,316	65,362	137,274	106,988
	$804,706	$701,092	$1,996,682	$1,585,931
Segment operating income:
U.S.	$139,101	$96,577	$320,819	$118,454
LAAP	7,628	4,736	16,347	8,690
EMEA	26,215	18,959	47,809	19,032
Canada	22,849	19,767	29,710	15,142
Total segment operating income	195,793	140,039	414,685	161,318
Unallocated corporate expenses	(62,332)	(54,396)	(175,749)	(147,962)
Interest income (expense), net	196	(280)	1,072	728
Other non-operating income (expense), net	201	(465)	(397)	2,208
Income before income tax	$133,858	$84,898	$239,611	$16,292

Concentrations
The Company had one customer that accounted for 10.4%, 14.3% and 11.4% of Accounts receivable, net on the Condensed Consolidated Balance Sheets as of September 30, 2021, December 31, 2020, and September 30, 2020, respectively. No single

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
customer accounted for 10% or more of Net sales in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021 and 2020.

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
The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$471,250	$417,707	$419,402
Derivative instruments not designated as cash flow hedges:
Currency forward contracts	247,134	326,280	224,573
At September 30, 2021, $0.3 million of deferred net losses on both outstanding and matured derivatives recorded in Other comprehensive loss are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the Condensed Consolidated Statements of Operations. Actual amounts ultimately reclassified to Net sales or Cost of sales in the Condensed Consolidated Statements of Comprehensive Income are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, and yen when outstanding derivative contracts mature.
At September 30, 2021, the Company's derivative contracts had a remaining maturity of less than four years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $3.5 million at September 30, 2021. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	September 30, 2021	December 31, 2020	September 30, 2020
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$5,500	$947	$4,729
Currency forward contracts	Other non-current assets	8,723	1,126	3,454
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	2,164	7,573	2,034
Currency forward contracts	Other long-term liabilities	449	6,590	1,186
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	1,633	1,650	2,211
Currency forward contracts	Other non-current assets	109	—	—
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	251	2,268	381
Currency forward contracts	Other long-term liabilities	17	—	—

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the statement of operations effect and classification of derivative instruments:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Statement Of Operations Classification	2021	2020	2021	2020
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive loss, net of tax	—	$8,170	$(6,398)	$13,547	$4,617
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Net sales	(170)	80	(182)	123
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Cost of sales	(3,257)	6,906	(2,833)	11,527
Gain reclassified from accumulated other comprehensive income (loss) to income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	345	60	451	1,177
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating income (expense), net	1,077	(1,795)	355	(465)

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

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,903	$—	$—	$2,903
Short-term investments:
Money market funds	67	—	—	67
Mutual fund shares	1,065	—	—	1,065
Other current assets:
Derivative financial instruments	—	7,133	—	7,133
Non-current assets:
Money market funds	3,397	—	—	3,397
Mutual fund shares	17,209	—	—	17,209
Derivative financial instruments	—	8,832	—	8,832
Total assets measured at fair value	$24,641	$15,965	$—	$40,606
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$2,415	$—	$2,415
Other long-term liabilities:
Derivative financial instruments	—	466	—	466
Total liabilities measured at fair value	$—	$2,881	$—	$2,881

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

Index to Notes to Consolidated Financial Statements
COLUMBIA SPORTSWEAR COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Assets and liabilities measured at fair value on a recurring basis at September 30, 2020 are as follows:

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
COVID-19 and Supply Chain Update
The COVID-19 pandemic continues to impact the global economy. In response to this pandemic, many regional and local governments worldwide continue to implement travel restrictions, business shutdowns or slowdowns, and shelter-in-place or stay-at-home orders.

In the first nine months of 2021, the majority of our stores remained open. For most of the first quarter of 2021, government mandated lockdowns impacted our stores in Europe, Canada and Japan. At varying times during the second quarter of 2021, government mandated lockdowns, including pandemic-related temporary store closures or reduced store operating hours, impacted stores in Japan, China, Europe and Canada. At varying times during the third quarter of 2021, government mandated lockdowns, including pandemic-related temporary store closures or reduced store operating hours, impacted stores in Japan and China. Overall, our store retail traffic trends improved in the first nine months of 2021, but remained below pre-pandemic levels. Stores in destination locations and tourist-dependent markets were some of the most impacted stores within our fleet.
In addition, certain of our wholesale customers and international distributors experienced a similar timeline and closed stores or reduced operating hours. Despite these impacts, consumer demand accelerated in the first nine months of 2021 and we did not realize significant wholesale order cancellations or customer accommodations.
We, our third party partners and our customers continue to be impacted by the supply chain environment, including freight capacity, port congestion, production factory closures, and other logistics constraints. In the first nine months of 2021, these disruptions and constraints resulted in later timing of Fall 2021 inventory receipts and shipments, as well as higher freight and logistics costs. We expect these supply chain disruptions, constraints and increases in costs to continue through the balance of this year and into 2022. In addition, during the third quarter of 2021, government mandated factory closures in Vietnam disrupted our manufacturing partners' operations and impacted production of Fall 2021 and Spring 2022 product. Factories in Vietnam began to reopen as of October 1, 2021 at less than full capacity. As a result of these supply chain disruptions and temporary factory closures, we anticipate later than expected Fall 2021 and Spring 2022 inventory receipts and shipments to our wholesale customers and inventory availability for our DTC businesses, resulting in impacts to our future net sales and gross margin.
Business Outlook
The ongoing business disruption and uncertainty surrounding the COVID-19 pandemic and the global supply chain make it difficult to predict our future results. Consistent with the seasonality and variability of our business, we anticipate 2021 profitability to be weighted toward the second half of the year.
Our full year 2021 financial results are being, or could be, significantly impacted by the following factors:
•the ability of third-party logistics providers to service the demands of our business and the retail industry generally, which may result in cancellations of advance wholesale and distributor orders and reduced availability of inventory to support our DTC business;
•increasing operating costs associated with a constrained supply chain, including increased ocean freight and other logistics related costs;
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
•our ability to staff and operate our U.S. distribution centers, retail stores, and consumer call center during the peak holiday season amid U,S. labor shortages;
•our ability to secure production capacity with our contract manufacturers, and their ability to maintain operations as pandemic-related outbreaks impact less vaccinated countries/regions;
•changes in consumer demand as a result of ongoing effects from the COVID-19 pandemic and/or related governmental actions and regulations, and any potential incremental cost that may be associated with a U.S. government vaccine mandate or related testing protocol;
•growth, performance and profitability of our global DTC operations, including depressed consumer traffic in our retail stores and elevated DTC e-commerce growth trends;
•increasing consumer expectations and competitive pressure related to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges and other evolving expectations;
•our ability to effectively manage our inventory, including liquidating excess inventory timely and profitably through close-out sales in our wholesale and DTC businesses; and
•difficult economic, geopolitical and competitive environments in certain key markets globally, coupled with global economic uncertainty.
We expect many of these factors to continue into 2022.
In addition, we expect inflationary pressures to continue to build across our business beyond 2021. We are implementing price increases beginning with our Spring 2022 season and, to a greater extent, our Fall 2022 season to mitigate these higher costs, to the extent possible, while attempting to minimize potential risks to dampening consumer demand. We do not expect planned price increases will fully offset these gross margin pressures.
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

Highlights of the Third Quarter of 2021
•Net sales increased $103.6 million, or 15%, to $804.7 million, from $701.1 million in the third quarter of 2020.
•Gross profit as a percentage of net sales expanded to 50.7% from 48.9% in the third quarter of 2020.
•Operating income increased $47.9 million to $133.5 million from $85.6 million in the third quarter of 2020.
•Income tax expense increased $11.2 million to $33.3 million from $22.1 million in the third quarter of 2020.
•Net income increased $37.8 million to $100.6 million, or $1.52 per diluted share, from $62.8 million, or $0.94 per diluted share, in the third quarter of 2020.
•Net cash used in operating activities for the nine months ended September 30, 2021 decreased $182.3 million to $15.6 million, compared to net cash used in operating activities of $198.0 million for the comparable period in 2020.
•We paid cash dividends to shareholders totaling $17.1 million, or $0.26 per share.
The following table presents the items in our Condensed Consolidated Statements of Operations as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.3	51.1	48.8	52.0
Gross profit	50.7	48.9	51.2	48.0
Selling, general and administrative expenses	34.8	37.3	39.9	47.6
Net licensing income	0.7	0.6	0.7	0.4
Operating income	16.6	12.2	12.0	0.8
Interest income (expense), net	—	—	—	0.1
Other non-operating income (expense), net	—	(0.1)	—	0.1
Income before income tax	16.6	12.1	12.0	1.0
Income tax expense	(4.1)	(3.1)	(2.1)	(0.2)
Net income	12.5%	9.0%	9.9%	0.8%

Results of Operations — Consolidated
Quarter Ended September 30, 2021 Compared to Quarter Ended September 30, 2020
Net Sales: Consolidated net sales increased $103.6 million, or 15%, to $804.7 million for the third quarter 2021 from $701.1 million for the comparable period in 2020. The increase primarily reflects higher consumer demand and economic recovery from the ongoing COVID-19 pandemic. This increase was constrained by supply chain disruptions that resulted in later inventory receipts and lower than expected wholesale shipments during the quarter.
Net sales increased across all regions, primarily driven by increased Columbia brand net sales in our U.S. DTC, Canada, LAAP and Europe businesses. Our global DTC e-commerce business grew 6% and represented 11% of our global net sales for the third quarter 2021, compared to 12% of our global net sales for the same period in 2020.
Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended September 30,
(in millions, except for percentage changes)	Reported Net Sales 2021	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2021(1)	Reported Net Sales 2020	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
Brand Net Sales:
Columbia	$651.5	$(7.6)	$643.9	$559.7	16%	15%
SOREL	88.1	(0.9)	87.2	91.5	(4)%	(5)%
prAna	36.4	—	36.4	30.5	19%	19%
Mountain Hardwear	28.7	(0.1)	28.6	19.4	48%	47%
Total	$804.7	$(8.6)	$796.1	$701.1	15%	14%

Product Category Net Sales:
Apparel, Accessories and Equipment	$621.1	$(6.3)	$614.8	$510.2	22%	21%
Footwear	183.6	(2.3)	181.3	190.9	(4)%	(5)%
Total	$804.7	$(8.6)	$796.1	$701.1	15%	14%

Channel Net Sales:
Wholesale	$518.2	$(6.7)	$511.5	$471.5	10%	8%
DTC	286.5	(1.9)	284.6	229.6	25%	24%
Total	$804.7	$(8.6)	$796.1	$701.1	15%	14%
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
Gross Profit: Gross profit as a percentage of net sales expanded to 50.7% for the third quarter 2021 from 48.9% for the comparable period in 2020, primarily reflecting:
•an approximate 290 basis points increase in channel profitability, including favorable DTC product margin driven by lower promotional levels, increased wholesale product margin driven by strong retail sell-through performance resulting in lower customer accommodations and, to a lesser extent, favorable full-price sales mix, and unfavorable impacts from higher inbound freight costs due to supply chain capacity constraints; partially offset by
•a decrease resulting from the non-recurrence of inventory provision activity that benefited gross margin performance in the third quarter of 2020; and
•a decrease driven by an unfavorable sales mix as sales shifted to channels which carry lower margins, including regional net sales shifts to wholesale from DTC channels and higher net sales in stores within the DTC channel.
Selling, General and Administrative Expense: SG&A expense increased $18.9 million, or 7%, to $280.1 million, or 34.8% of net sales, for the third quarter of 2021, from $261.2 million, or 37.3% of net sales, for the comparable period in 2020.
The SG&A expense increase was primarily due to:
•higher global retail expenses relative to prior year temporary store closures;

•higher incentive compensation;
•increased demand creation spending driven by higher variable spending with sales growth and incremental strategic investment; and
•higher personnel expenses to support business growth, annual merit increases, and wage increases to mitigate workforce shortages; partially offset by
•the benefit of $7.0 million from the completion of a lease termination and settlement of liabilities related to a prior year store closure; and
•the non-recurrence of prior year COVID-19 related expenses.
The benefit of $7.0 million from the completion of a lease termination and settlement of liabilities discussed above relates to a portion of the $16.5 million of accelerated amortization of lease right-of-use assets for stores that permanently closed in 2020 for which the related lease liabilities had not been extinguished as of December 31, 2020 due to ongoing negotiations with the landlords as disclosed in our 2020 Annual Report.
Operating Income: Operating income increased $47.9 million to $133.5 million, or 16.6% of net sales, for the third quarter of 2021, from $85.6 million, or 12.2% of net sales, for the comparable period in 2020.
Income Tax Expense: Income tax expense increased to $33.3 million for the third quarter of 2021 from $22.1 million for the comparable period in 2020. Our effective income tax rate was 24.9% compared to 26.1% for the third quarter of 2020. Our effective income tax rate for the third quarter of 2021 decreased compared to the third quarter of 2020 primarily driven by the mix of book income or loss among jurisdictions.
Net Income: Net income increased $37.8 million to $100.6 million, or $1.52 per diluted share, for the third quarter of 2021, from $62.8 million, or $0.94 per diluted share, for the comparable period in 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net Sales: Consolidated net sales increased $410.8 million, or 26%, to $1,996.7 million for the nine months ended September 30, 2021 from $1,585.9 million for the comparable period in 2020. The increase primarily reflects higher consumer demand and an accelerated economic recovery compared to the same period in 2020, which was impacted by wholesale order cancellations, temporary store closures and lower consumer demand.
Net sales increased across all regions, product categories, and brands, primarily driven by increased Columbia brand net sales in the U.S. DTC and wholesale businesses. In addition, our DTC e-commerce business grew 16% and represented 15% of our global net sales for the nine months ended September 30, 2021, compared to 17% of our global net sales for the same period in 2020.
Net sales by brand, product category and channel are summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentage changes)	Reported Net Sales 2021	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2021(1)	Reported Net Sales 2020	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
Brand Net Sales:
Columbia	$1,663.2	$(27.8)	$1,635.4	$1,297.2	28%	26%
SOREL	157.5	(1.8)	155.7	143.5	10%	9%
prAna	107.6	—	107.6	94.7	14%	14%
Mountain Hardwear	68.4	(0.6)	67.8	50.5	35%	34%
Total	$1,996.7	$(30.2)	$1,966.5	$1,585.9	26%	24%

Product Category Net Sales:
Apparel, Accessories and Equipment	$1,543.1	$(21.0)	$1,522.1	$1,206.2	28%	26%
Footwear	453.6	(9.2)	444.4	379.7	19%	17%
Total	$1,996.7	$(30.2)	$1,966.5	$1,585.9	26%	24%

Channel Net Sales:
Wholesale	$1,155.9	$(19.2)	$1,136.7	$957.3	21%	19%
DTC	840.8	(11.0)	829.8	628.6	34%	32%
Total	$1,996.7	$(30.2)	$1,966.5	$1,585.9	26%	24%
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
Gross Profit: Gross profit as a percentage of net sales expanded to 51.2% for the nine months ended September 30, 2021 from 48.0% for the comparable period in 2020, primarily reflecting:
•an approximate 230 basis points increase in channel profitability, including favorable DTC product margin driven by lower promotional levels and unfavorable impacts from higher inbound freight costs due to supply chain capacity constraints; and
•an approximate 110 basis points increase primarily resulting from decreased inventory reserve provisions.
Selling, General and Administrative Expense: SG&A expense increased $40.6 million, or 5%, to $796.3 million, or 39.9% of net sales, for the nine months ended September 30, 2021, from $755.7 million, or 47.6% of net sales, for the comparable period in 2020. The increase in SG&A expenses primarily reflects the variable component of our SG&A expense structure, which correlates with changes in sales volume.
The SG&A expense increase was primarily due to:
•higher personnel expenses of $26.9 million to support business growth and annual merit increases;
•higher global retail expenses of $26.0 million relative to prior year temporary store closures;
•increased demand creation spending of $23.8 million, driven by higher variable spending with sales growth and incremental strategic investment; and
•higher incentive compensation; partially offset by

•lower bad debt expenses of $33.8 million;
•the non-recurrence of prior year COVID-19 related expenses of $21.7 million; and
•the benefit of $8.6 million from the completion of lease terminations and settlements of liabilities related to prior year store closures.
The decrease in bad debt expenses was driven by incremental COVID-19 pandemic related bad debt reserve provisions in the first nine months of 2020, compared to a reduction in bad debt reserves in the same period in 2021 reflecting the continued recovery of the market and a healthier wholesale customer base.
The benefit of $8.6 million from the completion of a lease termination and settlement of liabilities discussed above relates to a portion of the $16.5 million of accelerated amortization of lease right-of-use assets for stores that permanently closed in 2020 for which the related lease liabilities had not been extinguished as of December 31, 2020 due to ongoing negotiations with the landlords as disclosed in our 2020 Annual Report.
Operating Income: Operating income increased $225.6 million to $238.9 million, or 12.0% of net sales, for the nine months ended September 30, 2021, from $13.4 million, or 0.8% of net sales, for the comparable period in 2020.
Income Tax Expense: Income tax expense was $42.5 million for the nine months ended September 30, 2021, compared to $4.0 million for the comparable period in 2020. Our effective income tax rate was 17.7% for the nine months ended September 30, 2021 compared to 24.8% for the comparable period in 2020. The change in our effective income tax rate for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily driven by the non-recurring decrease in accrued foreign withholding taxes and the mix of book income or loss among jurisdictions.
Net Income: Net income increased $184.9 million to $197.1 million, or $2.96 per diluted share, for the nine months ended September 30, 2021, from $12.3 million, or $0.18 per diluted share, for the comparable period in 2020.
Results of Operations — Segment
Quarter Ended September 30, 2021 Compared to Quarter Ended September 30, 2020
Net sales by geographic segment are summarized in the following table:

	Three Months Ended September 30,
(in millions, except for percentage changes)	Reported Net Sales 2021	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2021(1)	Reported Net Sales 2020	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
U.S.	$510.5	$—	$510.5	$445.6	15%	15%
LAAP	102.7	(2.3)	100.4	90.9	13%	10%
EMEA	109.2	(1.3)	107.9	99.2	10%	9%
Canada	82.3	(5.0)	77.3	65.4	26%	18%
	$804.7	$(8.6)	$796.1	$701.1	15%	14%
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

Operating income (loss) for each reportable segments and unallocated corporate expenses are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2021	2020	Change ($)
U.S.	$139.1	$96.6	$42.5
LAAP	7.6	4.7	2.9
EMEA	26.2	19.0	7.2
Canada	22.8	19.7	3.1
Total segment operating income	195.7	140.0	55.7
Unallocated corporate expenses	(62.2)	(54.4)	(7.8)
Operating income	$133.5	$85.6	$47.9
Unless otherwise noted below, segment net sales and operating income within all regions increased due to the result of unfavorable COVID-19 pandemic impacts realized in the comparable period in 2020, which led to economic lockdowns, including temporary store closures and lower consumer demand.
U.S.
U.S. operating income increased $42.5 million to $139.1 million, or 27.2% of net sales, for the third quarter of 2021 from $96.6 million, or 21.7% of net sales, for the comparable period in 2020. The increase was driven primarily by increased net sales combined with increased gross margin. U.S. net sales increased $64.9 million, or 15%, for the third quarter of 2021 compared to same period in 2020, driven by increased net sales primarily in our U.S. DTC business and to a lesser extent our U.S. wholesale business. U.S. wholesale net sales increased due to higher Fall 2021 order shipments, but were constrained by supply chain disruptions that resulted in later inventory receipts and later than expected wholesale shipments during the quarter. U.S. SG&A expense decreased as a percentage of net sales to 25.2% for the three months ended September 30, 2021 compared to 28.5% for the comparable period in 2020. U.S. SG&A expense for the third quarter of 2020 included non-recurring COVID-19 related expenses.
LAAP
LAAP operating income of $7.6 million, or 7.4% of net sales, for the third quarter of 2021 increased $2.9 million from $4.7 million, or 5.2% of net sales, for the comparable period in 2020. The increase was driven primarily by increased net sales combined with increased gross margin. LAAP net sales increased $11.8 million, or 13% (10% constant-currency) for the third quarter of 2021 compared to the same period in 2020, primarily driven by increased net sales in our China business. LAAP net sales increased due to higher Fall 2021 wholesale order shipments, partially offset by lower consumer demand due to COVID-19 related provincial and government mandated restrictions to prevent the spread of the virus. LAAP SG&A expense increased as a percentage of net sales to 46.9% for the third quarter of 2021 compared to 46.6% for the comparable period in 2020.
EMEA
EMEA operating income increased $7.2 million to $26.2 million, or 24.0% of net sales, for the third quarter of 2021 from $19.0 million, or 19.1% of net sales, for the comparable period in 2020. The increase was driven by increased net sales combined with increased gross margin and SG&A expense leverage. EMEA net sales increased $10.0 million, or 10% (9% constant-currency), for the third quarter of 2021 compared to the same period in 2020. EMEA net sales increased primarily in our Europe-direct business, and to a lesser extent our EMEA distributor business. Europe-direct net sales increased primarily due to higher Fall 2021 wholesale order shipments. EMEA SG&A expense decreased as a percentage of net sales to 22.6% for the third quarter of 2021 compared to 26.3% for the same period in 2020 driven by leveraging of fixed operating expenses.
Canada
Canada operating income of $22.8 million, or 27.8% of net sales, for the third quarter of 2021 increased $3.1 million from $19.8 million, or 30.2% of net sales, for the comparable period in 2020. The increase primarily resulted from increased net sales. Canada net sales increased $16.9 million, or 26% (18% constant-currency), for the third quarter of 2021 compared to the same period in 2020. Canada net sales increased primarily due to higher Fall 2021 wholesale order shipments. Canada SG&A expense increased as a percentage of net sales to 20.1% for the third quarter of 2021 compared to 17.5% for the comparable period in 2020.

Unallocated corporate expenses increased by $7.8 million to $62.3 million for the third quarter of 2021, from $54.4 million for the comparable period in 2020, primarily driven by higher incentive compensation and personnel expenses.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Net sales by geographic segment are summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentage changes)	Reported Net Sales 2021	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2021(1)	Reported Net Sales 2020	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
U.S.	$1,298.2	$—	$1,298.2	$1,004.7	29%	29%
LAAP	292.7	(11.9)	280.8	260.9	12%	8%
EMEA	268.5	(9.6)	258.9	213.3	26%	21%
Canada	137.3	(8.7)	128.6	107.0	28%	20%
	$1,996.7	$(30.2)	$1,966.5	$1,585.9	26%	24%
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

Operating income for each reportable segments and unallocated corporate expenses are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2021	2020	Change ($)
U.S.	$320.8	$118.5	$202.3
LAAP	16.3	8.7	7.6
EMEA	47.8	19.0	28.8
Canada	29.7	15.1	14.6
Total segment operating income	414.6	161.3	253.3
Unallocated corporate expenses	(175.7)	(147.9)	(27.8)
Operating income	$238.9	$13.4	$225.5

Unless otherwise noted below, segment net sales and operating income within all regions increased due to the result of unfavorable COVID-19 pandemic impacts realized in the comparable period in 2020, which led to economic lockdowns, including temporary store closures and lower consumer demand.
U.S.
U.S. operating income increased $202.3 million to $320.8 million, or 24.7% of net sales, for the nine months ended September 30, 2021 from $118.5 million, or 11.8% of net sales, for the comparable period in 2020. The increase was driven primarily by increased net sales combined with increased gross margin, as well as a reduction in bad debt expense. U.S. net sales increased $293.5 million, or 29%, for the nine months ended September 30, 2021 compared to the same period in 2020, driven by increased net sales in our U.S. DTC retail stores, wholesale and, to a lesser extent, DTC e-commerce businesses. The reduction in bad debt reserves reflected the continued recovery of the market and a healthier wholesale customer base. SG&A expenses decreased as a percentage of net sales to 28.2% for the nine months ended September 30, 2021 compared to 37.3% for the comparable period in 2020, primarily driven by leveraging of fixed operating expenses, a reduction in bad debt expense, and the non-recurrence of prior year COVID-19 related expenses.
LAAP
LAAP operating income increased $7.6 million to $16.3 million, or 5.6% of net sales, for the nine months ended September 30, 2021 from $8.7 million, or 3.3% of net sales, for the comparable period in 2020. The increase was driven primarily by increased net sales combined with increased gross margin. LAAP net sales increased $31.8 million, or 12% (8% constant-currency) for the nine months ended September 30, 2021 compared to the same period in 2020, primarily driven by increased net sales in our China business and to a lesser extent our Korea and Japan businesses, partially offset by decreased net sales in our LAAP distributor businesses. LAAP SG&A expense increased as a percentage of net sales to 50.3% for the nine months ended September 30, 2021 compared to 48.5% for the comparable period in 2020, primarily driven by increased investment in demand creation and the non-recurrence of prior year COVID-19 government subsidies received.
EMEA
EMEA operating income increased $28.8 million to $47.8 million, or 17.8% of net sales, for the nine months ended September 30, 2021 from $19.0 million, or 8.9% of net sales, for the comparable period in 2020. The increase was driven primarily by increased net sales combined with increased gross margin. EMEA net sales increased $55.2 million to $268.5 million, or 26% (21% constant-currency), for the nine months ended September 30, 2021 compared to the same period in 2020. EMEA net sales increased in both our Europe-direct and EMEA distributors businesses. SG&A expense decreased as a percentage of net sales to 26.6% for the nine months ended September 30, 2021 compared to 33.6% for the same period in 2020 driven by leveraging of fixed operating expenses, the non-recurrence of prior year COVID-19 related expenses and lower reserve provisions for bad debt.
Canada
Canada operating income increased $14.6 million to $29.7 million, or 21.6% of net sales, for the nine months ended September 30, 2021 from $15.1 million, or 14.2% of net sales, for the comparable period in 2020. The increase primarily resulted from increased net sales combined with increased gross margin. Canada net sales increased $30.3 million, or 28% (20% constant-currency), for the nine months ended September 30, 2021 compared to the same period in 2020. Canada SG&A expense decreased as a percentage of net sales to 26.3% for the nine months ended September 30, 2021 compared to 32.6% for the comparable period in 2020, primarily driven by leveraging of fixed operating expenses, a reduction in bad debt expense and the non-recurrence of prior year COVID-19 government subsidies received.
Unallocated corporate expenses increased by $27.8 million to $175.7 million for the nine months ended September 30, 2021, from $148.0 million for the comparable period in 2020, primarily driven by higher incentive compensation and personnel expenses.
Liquidity and Capital Resources
At September 30, 2021, we had total cash and cash equivalents of $599.5 million, compared to $790.7 million at December 31, 2020 and $313.4 million at September 30, 2020.
Our primary ongoing cash needs are for working capital and capital expenditures, including investment in our DTC operations, including new stores, and investment in digital and supply chain capabilities to support our strategic priorities. We have planned 2021 capital expenditures of approximately $45 million to $50 million. Our actual 2021 capital expenditures may differ from the planned amounts depending on factors such as the timing of new store acquisitions and related construction as well as the availability of capital assets from suppliers. We expect to meet our cash needs for the next twelve months with cash flows from operations.
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
Short-term borrowings and credit lines
Refer to Note 4 in Item 1 of this quarterly report for additional information regarding our lines of credit and overdraft facilities in place. At September 30, 2021, we had a $500.0 million committed revolving line of credit available domestically under our credit agreement and, internationally, our subsidiaries had approximately $118.0 million in committed and uncommitted lines of credit and overdraft facilities in place, some of which were guaranteed by Columbia Sportswear Company. At September 30, 2021, there was no balance outstanding under these lines of credit and overdraft facilities. At the time of this filing, we are in compliance with all financial covenants necessary as a condition for borrowing under the domestic credit agreement.
Cash flow activities
Net cash used in operating activities was $15.6 million for the nine months ended September 30, 2021 compared to net cash used in operating activities of $198.0 million for the comparable period in 2020. The change in operating cash flow was driven by a $113.4 million increase in operating cash flow provided by net income and non-cash adjustments, and a $68.9 million decrease in cash used in changes in assets and liabilities. The most significant comparative changes included Accounts receivable, Prepaid expenses and other current assets, Accounts payable, Accrued liabilities, and Operating lease assets and liabilities. The increase in cash used by Accounts receivable was driven by higher wholesale net sales, partially offset by higher collections of accounts receivable in 2021.

The increase in cash used by Prepaid expenses and other current assets was primarily driven by changes in US inventory prepayments and US prepaid income taxes. The increase in cash provided by Accounts payable primarily reflects the effects of higher receipts of inventory in the third quarter of 2021 compared to the third quarter of 2020 due to stronger customer demand and increased in-transit inventory. The increase in cash provided by Accrued liabilities was primarily driven by changes in accruals for incentive compensation, wholesale refund liabilities, and wholesale and retail sales return liabilities. The increase in cash used by Operating lease assets and liabilities includes the payment of deferred rents.
Net cash used in investing activities was $19.2 million for the nine months ended September 30, 2021 compared to net cash used in investing activities of $23.6 million for the comparable period in 2020. For the 2021 period, net cash used in investing activities primarily consisted of $20.4 million for capital expenditures, partially offset by $1.2 million in sales and maturities of short-term investments. For the same period in 2020, net cash used in investing activities primarily consisted of $25.2 million for capital expenditures, partially offset by $1.6 million in net sales and maturities of short-term investments.
Net cash used in financing activities was $151.4 million for the nine months ended September 30, 2021 compared to net cash used in financing activities of $152.3 million for the comparable period in 2020. For the 2021 period, net cash used in financing activities primarily consisted of repurchases of common stock of $118.6 million and dividend payments to our shareholders of $51.7 million, partially offset by proceeds from the issuance of common stock related to stock-based compensation of $24.3 million. For the 2020 period, net cash used in financing activities primarily consisted of repurchases of common stock of $132.9 million and dividend payments to our shareholders of $17.2 million.
Contractual obligations
Our inventory purchase obligations increased to $542.8 million at September 30, 2021 compared to $305.7 million at December 31, 2020. There have been no other material changes to the estimated contractual commitments contained in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Conversely, if we underestimate consumer and/or customer demand for our products or if our contract manufacturers or third party logistics providers are unable to supply or deliver products when we need them, we may experience inventory shortages, which may prevent us from fulfilling product orders, delay shipments of product, negatively affect our wholesale customer and consumer relationships, result in increased costs to expedite production and delivery, and diminish our ability to build brand loyalty.

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
Our products are derived from raw materials that are subject to the prices in the market. If there is a volatility in the availability and prices for commodities and raw materials we use in our products (as is currently the case) and we are unable to offset such rising costs by pricing actions or efficiency improvements, we could experience pressure on our gross margins and profitability.
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
In addition, many of our imported products are subject to duties, tariffs or other import limitations that affect the cost and quantity of various types of goods imported into the United States and other markets, including the punitive tariffs on U.S. products imported from China imposed in 2019. In addition, goods suspected of being manufactured with forced labor could be blocked from importation into the U.S., which could materially impact sales.
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
Labor Matters, Changes in Labor Laws and Our Ability to Meet Our Labor Needs May Reduce Our Revenues and Earnings.
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
Our vendors, wholesale customers, licensees and other participants in our supply chain may require access to credit markets in order to do business. Credit market conditions may slow our collection efforts as our wholesale customers find it more difficult to obtain necessary financing, leading to higher than normal accounts receivable. This could result in greater expense associated with collection efforts and increased bad debt expense. Credit conditions and/or supply chain disruptions may impair our vendors' ability to finance the purchase of raw materials or general working capital needs to support our production requirements, resulting in a delay or non-receipt of inventory shipments during key seasons.
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
Extreme Weather Conditions, Climate Change, and Natural Disasters Could Negatively Impact Our Operating Results and Financial Condition.
Extreme weather conditions in the areas in which our retail stores, suppliers, consumers, customers, distribution centers, headquarters and vendors are located could adversely affect our operating results and financial condition. Moreover, climate change and natural disasters such as earthquakes, hurricanes and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, could disrupt our operations, the operations of our vendors and other suppliers or result in economic instability and changes in consumer spending that may negatively impact our operating results and financial condition.

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
•Restrict the operation of our retail store operations and our ability to meet consumer demand at our stores (see "Labor Matters, Changes in Labor Laws and Our Ability to Meet Our Labor Needs May Reduce Our Revenues and Earnings" and "We May Not Realize Returns on Our Fixed Cost Investments in Our DTC Business Operations.");
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
•Result in labor shortages, including as a result of any vaccine mandate or our return to work policies ("Labor Matters, Changes in Labor Laws and Our Ability to Meet Our Labor Needs May Reduce Our Revenues and Earnings")
•Increase reliance by consumers on e-commerce platforms (see "We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Wholesale Customer Demand for Our Products and Lead to a Decline in Sales and/or Earnings" and "We Rely on Information Technology Systems, including Third-Party Cloud-based Solutions, and Any Failure of These Systems May Result in Disruptions or Outages in Our E-Commerce and In-Store Retail Platforms, Loss of Processing Capabilities, and/or Loss of Data, Any of Which May Have a Material Adverse Effect on Our Financial Condition, Results of Operations or Cash Flow");
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

•Impair our ability to ship product through our owned or affiliated distribution centers, including as a result of capacity reductions, shift changes, labor shortages, higher than normal absenteeism and/or the complete shut-downs of facilities for deep cleaning procedures (see “Labor Matters, Changes in Labor Laws and Our Ability to Meet Our Labor Needs May Reduce Our Revenues and Earnings”);
•Cause rapid changes to employment and tax law (see “Labor Matters, Changes in Labor Laws and Other Labor Issues May Reduce Our Revenues and Earnings”, and "We May Have Additional Tax Liabilities or Experience Increased Volatility in Our Effective Tax Rate");
•Impair our key personnel (see "We Depend on Key Personnel");
•Result in incremental costs from the adoption of preventative measures, including providing facial coverings and hand sanitizer, rearranging operations to follow social distancing protocols, conducting temperature checks, undertaking regular and thorough disinfecting of surfaces, and providing testing; and/or
•Cause any number of other disruptions to our business, the risks of which may be otherwise identified herein.
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
Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.
At September 30, 2021, five related shareholders, The Gertrude Boyle Trust, Sarah A. Bany, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just under 50% of our common stock outstanding. Following Gertrude Boyle's death, Sarah A. Bany is serving as trustee of The Gertrude Boyle Trust, which holds the shares that were beneficially owned by Gertrude Boyle. As a result, if acting together, Sarah A. Bany, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) as a result of any applicable estate or unrealized gains tax obligations of holders.
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
Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2021 through July 31, 2021	192,729	$97.94	192,729	$408.5
August 1, 2021 through August 31, 2021	291,598	$101.72	291,598	$378.8
September 1, 2021 through September 30, 2021	241,145	$98.71	241,145	$355.0
Total	725,472	$99.72	725,472	$355.0
Since the inception of the Company's stock repurchase plan, our Board of Directors has authorized the repurchase of $1.5 billion of our common stock. As of September 30, 2021, we had repurchased 28.1 million shares under this program at an aggregate purchase price of $1,145.0 million, pursuant to a pre-established written plan. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time.

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

COLUMBIA SPORTSWEAR COMPANY

November 4, 2021	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)