Form 10-K
period 2021-12-31
COLUMBIA SPORTSWEAR CO
filed 2022-02-24
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
 —————————————————————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, based upon the closing price of the common stock on the last business day of the registrant's most recently completed second fiscal quarter, was $3,280,599,605.
The number of shares outstanding of the registrant's common stock on February 11, 2022 was 64,513,156.
Portions of the registrant's proxy statement related to its 2022 Annual Shareholders' Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant's proxy statement related to its 2022 Annual Shareholders' Meeting shall not be deemed to be part of this report.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding outdoor participation by consumers, the casualization of the apparel and footwear markets, the promotional environment, wholesale trade terms, inventories, consumer spending and preferences, store traffic, ocean freight charges, inventory receipts, logistics constraints, manufacturing constraints, labor availability, inflationary pressures, consumer expectations, our short and long-term cash needs and our ability to meet those needs, amortization expenses and maturities of liabilities.

These forward-looking statements, and others we make from time to time expressed in good faith, are believed to have a reasonable basis; however, each forward-looking statement involves risks and uncertainties. Many factors may cause actual results to differ materially from projected results in forward-looking statements, including the risks described in Item 1A of this Annual Report on Form 10-K. Forward-looking statements are inherently less reliable than historical information. Except as required by law, we do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or to reflect changes in events, circumstances or expectations. New factors emerge from time to time and it is not possible for us to predict or assess the effects of all such factors or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | i

PART I

ITEM 1.	BUSINESS

GENERAL

Founded in 1938 in Portland, Oregon, as a small, family-owned, regional hat distributor and incorporated in Oregon in 1961, Columbia Sportswear Company has grown to become a global leader in designing, developing, marketing, and distributing outdoor, active and everyday lifestyle apparel, footwear, accessories, and equipment products.

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

Columbia® | Founded in 1938, our Columbia brand unlocks the outdoors for everyone. Our Columbia brand is known for authentic, high-value outdoor apparel, footwear, accessories and equipment products designed with innovation, function, and quality suited for all seasons, activities and locations.

SOREL® | Acquired in 2000, our SOREL brand creates powerful footwear for unstoppable individuals. Our SOREL brand provides premium, durable and design-driven footwear and accessories primarily to fashion-forward savvy women, as well as to men and youth consumers.

Mountain Hard Wear® | Acquired in 2003, our Mountain Hardwear brand exists to make gear that works, because out in the mountains, it matters for climbers. Our Mountain Hardwear brand offers premium apparel, accessories and equipment designed to meet the high-performance needs of climbing enthusiasts and to satisfy climbers' everyday lifestyles.

prAna® | Acquired in 2014, our prAna brand focuses on clothing for positive change, in an effort to positively impact the planet and its people. Our prAna brand provides consumers with clothes that tell a story. From city streets to mountain peaks, prAna outfits adventurous spirits in stylish, sustainable and versatile gear.

Across our diverse portfolio of brands, our products have gained recognition for their innovation, quality and performance. Our products incorporate the cumulative design, fabrication, fit, and construction technologies that we have pioneered over several decades and continue to innovate. Our apparel, accessories and equipment products are designed to be used during a wide variety of activities, such as skiing, snowboarding, hiking, climbing, mountaineering, camping, hunting, fishing, trail running, water sports, yoga, golf, and adventure travel. Our footwear products include durable, lightweight hiking boots, trail running shoes, rugged cold weather boots for activities on snow and ice, sandals and shoes for use in water activities, and function-first fashion footwear and casual shoes for everyday use.

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

We sell our products through a mix of distribution channels. Our wholesale distribution channel consists of small, independently operated specialty outdoor and sporting goods stores, regional, national and international sporting goods chains, large regional, national and international department store chains, internet retailers, and international distributors where we generally do not have our own direct operations. Our direct-to-consumer ("DTC") distribution channel consists of our own network of branded and outlet retail stores, brand-specific e-commerce sites, and concession or franchise based arrangements with third-parties at branded, outlet and shop-in-shop retail
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 1

locations in the LAAP and EMEA regions. In addition, we earn revenue through licensing certain of our trademarks across a range of apparel, accessories, equipment, footwear, and home products.

U.S.

U.S. is our largest segment and provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear, and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our U.S. wholesale and DTC businesses. We have nearly 2,200 wholesale customers in the U.S. In 2021, our two largest U.S. wholesale customers accounted for approximately 12% of U.S. net sales, or less than 10% individually. At December 31, 2021, we directly operated 142 retail stores.

We distribute the majority of our U.S. products from distribution centers that we own and operate in Portland, Oregon and Robards, Kentucky, as well as through a third-party logistics company that operates a distribution center in Louisville, Kentucky. We also arrange to have products directly shipped from contract manufacturers to wholesale customer-designated facilities in the United States.

LAAP

LAAP provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our wholly-owned subsidiaries in Japan, Korea and China, and through distributors in other LAAP markets. We have over 300 wholesale customers, including distributors, in LAAP. In 2021, our five largest LAAP wholesale customers accounted for approximately 10% of LAAP net sales, or less than 10% individually. At December 31, 2021, we directly operated 277 retail stores, and maintained 29 concession and 69 franchise based arrangements with third-parties.

We distribute LAAP products through third-party logistics companies that operate distribution centers near Tokyo, Seoul, and Shanghai. In addition, we utilize various distributors in the LAAP region. The vast majority of our products sold to distributors are shipped directly to the distributors from the contract manufacturers from which we source our products.

EMEA

EMEA provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our Europe-direct and EMEA distributor businesses. We have over 3,450 wholesale customers, including distributors, in EMEA. In 2021, our largest EMEA wholesale customer accounted for approximately 17% of EMEA net sales. At December 31, 2021, we directly operated 26 retail stores and maintained 21 concession-based arrangements with third-parties.

We distribute the majority of EMEA products from a distribution center that we own and operate in France. In addition, we utilize various distributors in the EMEA region. The vast majority of our products sold to distributors are shipped directly to the distributors from the contract manufacturers from which we source our products.

CANADA

Canada provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our Canada wholesale and DTC businesses. We have nearly 550 wholesale customers in Canada. In 2021, our two largest Canada wholesale customers accounted for approximately 24% of Canada net sales, or approximately 14% and 10% individually. At December 31, 2021, we directly operated 10 retail stores.

We distribute the majority of Canada products from a distribution center that we own and operate in Ontario.

See Item 7 and Item 8 in this Annual Report on Form 10-K for further discussion regarding our reportable segments.

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

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 2

PRODUCT DESIGN AND INNOVATION

We are committed to designing innovative and functional products for consumers who participate in a wide range of outdoor, active and everyday lifestyle activities, enabling them to enjoy those activities longer and in greater comfort. We distinguish our products in the marketplace by placing significant value in the design and fit, including the overall appearance and image, and technical performance features of our products.

Our team of specialists both lead our internal research and development efforts and work closely with independent suppliers to conceive, develop and commercialize innovative technologies and products to provide the unique performance benefits desired by consumers. We utilize our working relationships with specialists in the fields of chemistry, biochemistry, engineering, industrial design, materials research, graphic design, and other related fields, along with consumer insights and feedback, to develop and test innovative performance products, processes, packaging, and displays. These efforts, coupled with our drive for continuous improvement, represent key factors in the ongoing success of our products.

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

We value legal, ethical and fair treatment of people involved in manufacturing our products. Independent contractors manufacturing our products are subject to our standards of manufacturing practices to facilitate decent, safe and humane working conditions, as well as promote ethical business practices. We have programs in place to monitor manufacturer practices and assess alignment against these standards.

We maintain seven manufacturing liaison offices in six Asia Pacific countries. Our personnel in these offices monitor production at our contract manufacturers' facilities to ensure our products are manufactured to our specifications. The physical location of our employees in these regional offices enhances our ability to monitor contract manufacturers for compliance with our policies, procedures and standards regarding quality, delivery, pricing, and labor practices. The design of our quality assurance process seeks to ensure that our products meet and maintain our quality standards and product reputation.

In 2021, our apparel, accessories and equipment products were manufactured in 13 countries. In 2021, manufacturers in Vietnam, Bangladesh, and Indonesia produced approximately 45%, 15% and 15%, respectively, of these products. Five of the largest contract manufacturers account for approximately 35% of our apparel, accessories and equipment production, with the largest manufacturer accounting for nearly 10%.

In 2021, our footwear products were manufactured in six countries. In 2021, manufacturers in Vietnam and China produced approximately 85% and 10%, respectively, of these products. Five of the largest contract manufacturers account for approximately 85% of our footwear production, with the largest manufacturer accounting for approximately 30%, three manufacturers accounting for approximately 15% each and one manufacturer accounting for approximately 10%.

Raw materials for the manufacturing of our apparel, accessories, equipment, and footwear products are primarily sourced from Asia and are purchased directly by our contract manufacturers.

MARKETING

Our portfolio of brands enables us to target a wide range of consumers with differentiated products. Our marketing supports and enhances our competitive position in the marketplace, drives global alignment through seasonal initiatives, builds brand equity, raises global brand relevance and awareness, infuses our brands with excitement, and, most importantly, stimulates worldwide consumer demand for our products.

Our integrated marketing efforts deliver consistent messages about the performance benefits, features and styles of our products within each of our brands and their different target consumers. We utilize a variety of means to deliver our marketing messages, including digital marketing, social media interactions, television and print publications, experiential events, brand ambassadors, enhanced product store displays, and consumer focused public relations efforts. In addition, we reinforce our brands' marketing messages with our key wholesale
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 3

customers by utilizing digital platforms, television, radio, print and advertising campaigns, as well as in-store branded visual merchandising display tools and favorable product presentation.

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

See Item 1A of this Annual Report on Form 10-K for more information of risks relating to these laws, rules, and regulations.

HUMAN CAPITAL

We believe that attracting and retaining exceptional talent strengthens our enterprise and propels us as a leader in product innovation. As part of these efforts, we strive to offer a competitive compensation and benefits program, foster a community where everyone feels included and empowered to do their best work and promote employee well-being.

At December 31, 2021, our employee workforce of approximately 8,325 employees was comprised of approximately 4,500 full-time and part-time retail employees, 925 distribution center employees and 2,900 corporate employees. From December 31, 2020 to December 31, 2021, we had an overall employee turnover rate of approximately 58%, impacted by approximately 87% and 61% turnover rate in our retail and distribution employee base, respectively. Approximately 31% of our workforce was located outside of the United States at December 31, 2021.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 4

Compensation and Benefits

Our compensation plans aim to reward performance. We offer competitive wages and, to align the interest of our management with those of our shareholders, shares of our common stock through a stock incentive plan. Globally, we offer employees affordable, competitive and comprehensive benefit programs. In the United States, for our largest employee base, we sponsor comprehensive medical, dental, vision and health savings or flexible spending account plans. We also provide 401(k) plan matching of employee contributions, paid time off, an employee assistance plan, life insurance, and short-term and long-term disability insurance.

Diversity, Equity and Inclusion

At December 31, 2021, our global workforce was self-disclosed as 42% male, 55% female, less than 1% non-binary and 2% undisclosed or chose not to identify. In the United States, the self-disclosed ethnicity of our workforce, including retail and distribution employees, was 60% White, 7% Asian, 19% Hispanic or Latino, 7% Black, less than 1% American Indian or Alaskan Native, less than 1% Native Hawaiian or other Pacific Islander, 4% two or more races and 2% undisclosed or chose not to identify. A Diversity, Equity and Inclusion Leadership Team was formed in 2020 to lead our efforts toward a more diverse, equitable, and inclusive workplace. This team focuses on supporting strategies and efforts to advance progress in the following categories: listening and learning, diversifying talent, creating and sponsoring opportunities, and being a force for good.

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

The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference in this annual report unless expressly noted.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 5

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information about our executive officers. All information is as of the date of the filing of this report.

Name	Age	Position
Timothy P. Boyle	72	Chairman, President and Chief Executive Officer
Joseph P. Boyle	41	Executive Vice President, Columbia Brand President
Peter J. Bragdon	59	Executive Vice President, Chief Administrative Officer, General Counsel, and Secretary
Lisa A. Kulok	56	Executive Vice President, Chief Supply Chain Officer
Skip Potter	51	Executive Vice President, Chief Digital Information Officer
Tim Sheerin	57	Senior Vice President, Global Wholesale
Jim A. Swanson	47	Executive Vice President, Chief Financial Officer
Craig Zanon	62	Senior Vice President, Emerging Brands

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

Peter J. Bragdon joined the Company in 1999 and served as Senior Counsel and Director of Intellectual Property until January 2003. From 2003 to 2004, Mr. Bragdon served as Chief of Staff in the Oregon Governor's office. Mr. Bragdon returned to Columbia in 2004 as Vice President, General Counsel and Secretary, was named Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary in 2010 and Executive Vice President, Chief Administrative Officer, General Counsel and Secretary in 2015. In 2017, he assumed oversight of the Company's international distributor business. Prior to joining the Company, Mr. Bragdon served as an attorney in the corporate securities and finance group at Stoel Rives LLP, and Special Assistant Attorney General for the Oregon Department of Justice.

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

Skip Potter joined the Company in 2021 as Executive Vice President, Chief Digital Information Officer. Prior to joining the Company, Mr. Potter held various leadership positions, including Chief Technology Officer and Managing Vice President of Engineering with Nike, Inc., as well as Vice President of Technology Innovation with Capital One, and CIO/CTO for British Telecommunication's Enterprise Group.

Tim Sheerin joined the Company in January 2021 as Senior Vice President, US Wholesale Sales. He was promoted to Senior Vice President, Global Wholesale in October 2021. Prior to joining the Company, Mr. Sheerin held various leadership positions at Nike, Inc., including Vice President, North America Sales, Vice President of Global Sales, Nike Sportswear and Managing Director/General Manager of Nike Korea.

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

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 6

Craig Zanon joined the Company in 2021 as Senior Vice President, Emerging Brands. Prior to joining the Company, Mr. Zanon spent more than 20 years with Nike, Inc. and held various leadership roles, including Vice President and General Manager of Global Basketball, as well as Vice President of U.S. Footwear and General Manager for the Americas.

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
•Brand Images. Our brands have wide recognition, and our success has been due in large part to our ability to maintain, enhance and protect our brand image and reputation and our consumers' and customers' connection to our brands. Our continued success depends in part on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. In addition, consumer and customer sentiment could be shaped by our sustainability policies and related design, sourcing and operational decisions.
•Weather Conditions, Including Global Climate Change Trends. Our sales are adversely affected by unseasonable weather conditions. A significant portion of our DTC sales is dependent in part on the weather and our DTC sales growth is likely to be adversely impacted or may even decline in years in which weather conditions do not stimulate demand for our products. Unseasonable weather also impacts future sales to our wholesale customers, who may hold inventory into subsequent seasons in response to unseasonable weather. Our results may be negatively impacted if management is not able to adjust expenses in a timely manner in response to unfavorable weather conditions and the resulting impact on consumer and customer demand. The magnitude by which global weather patterns trend warmer will influence the extent to which consumer and customer demand for our products will be negatively affected.
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
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 7

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

Conversely, if we underestimate consumer and/or customer demand for our products or if our contract manufacturers or third-party logistics providers are unable to supply or deliver products when we need them, we may experience and have been experiencing inventory shortages, which may prevent us from fulfilling product orders resulting in lost sales, delay shipments of product, negatively affect our wholesale customer and consumer relationships, result in increased costs to expedite production and delivery, or diminish our ability to build brand loyalty.

WE ARE SUBJECT TO VARIOUS RISKS IN OUR SUPPLY CHAIN.

Our Reliance on Contract Manufacturers, Including Our Ability to Enter Into Purchase Order Commitments with Them and Maintain Quality Standards of Our Products and Standards of Manufacturing Processes at Contract Manufacturers, May Result in Lost Sales and Impact our Gross Margin and Results of Operations.

Our products are manufactured by contract manufacturers worldwide, primarily in the Asia Pacific region. Although we enter into purchase order commitments with these contract manufacturers each season, we generally do not maintain long-term manufacturing commitments with
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 8

them, and various factors could interfere with our ability to source our products. Without long-term commitments, there is no assurance that we will be able to secure adequate or timely production capacity and our competitors may obtain production capacities that effectively limit or eliminate the availability of our contract manufacturers. If we are unable to obtain necessary production capacities, we may be unable to meet consumer demand, resulting in lost sales, as occurred in 2021.

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

Volatility in the Availability of and Prices for Raw Materials We Use in Our Products Could Have a Material Adverse Effect on Our Revenues, Costs, Gross Margins and Profitability.

Our products are derived from raw materials that are subject to both disruptions to supply availability and price volatility. If there are supply disruptions or price increases for raw materials we use in our products (as is currently the case) and we are unable to obtain sufficient raw materials to meet production needs or offset rising costs by increasing the price of our products or achieving efficiency improvements, we could experience negative impacts to our sales and profitability.

For Certain Materials We Depend on a Limited Number of Suppliers, Which May Cause Increased Costs or Production Delays.

As an innovative company, some of our materials are highly technical and/or proprietary and may be available from only one source or a very limited number of sources. As a result, from time to time, we may have difficulty satisfying our material requirements. Although we believe that we can identify and qualify additional contract manufacturers to produce or supply these materials or alternative materials as necessary, there are no guarantees that additional contract manufacturers will be available. In addition, depending on the timing, any changes in sources or materials may result in increased costs or production delays.

Our Success Depends on Third-Party Logistics Providers and Our and Third-Party Distribution Facilities.

The majority of our products are manufactured outside of our principal sales markets, which requires these products to be consolidated and transported, sometimes over large geographical distances. A small number of third-party logistics providers currently consolidate, deconsolidate and/or transload almost all of our products. Any disruption in the operations of these providers or changes to the costs they charge, due to capacity constraints, volatile fuel prices or otherwise, could materially impact our sales and profitability. A prolonged disruption in the operations of these providers could also require us to seek alternative distribution arrangements, which may not be available on attractive terms and could lead to delays in distribution of products, either of which could have a significant and material adverse effect on our business, results of operations and financial condition. One of our third-party logistics providers, Expeditors International of Washington Inc. (Expeditors", NASDAQ: EXPD), has announced that it was the subject of a targeted cyberattack resulting in a shut-down of systems and a limited ability to conduct operations. The impact of the Expeditors' limited ability to conduct operations on our business, results of operations and financial condition is unknown at this time.

In addition, the ability to move products over larger geographical distances could be (as is currently the case) constrained by ocean, air and trucking cargo capacity, or disrupted by limitations at ports or borders. These constraints and disruptions could hinder our ability to satisfy demand through our wholesale and DTC businesses, and we may miss delivery deadlines, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price. In addition, increases in distribution costs, including but not
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 9

limited to trucking and freight costs, could (as is currently the case) adversely affect our costs, which we may not be able to offset through price increases or decreased promotions.
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

We May Not Realize Returns on Our Fixed Cost Investments in Our DTC Business Operations.

One of our strategic priorities is to expand and improve our global DTC business operations. Accordingly, we continue to make investments in our digital capabilities and our DTC operations, including new stores. (See “Initiatives to Upgrade Our Business Processes and Information Technology Systems to Optimize Our Operational and Financial Performance Involve Many Risks Which Could Result in, Among Other Things, Business Interruptions, Higher Costs and Lost Profits”). Since many of the costs of our DTC operations are fixed, we may be unable to reduce expenses in order to avoid losses or negative cash flows if we have insufficient sales, including as a result of restrictions on operations. We may not be able to exit DTC brick and mortar locations and related leases at all or without significant cost or loss, renegotiate the terms thereof, or effectively manage the profitability of our existing brick and mortar stores. In addition, obtaining real estate and effectively renewing real estate leases for our DTC brick and mortar operations is subject to the real estate market and we may not be able to secure adequate new locations or successfully renew leases for existing locations.
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 10

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

Our reputation and ability to attract, retain and serve consumers and customers is dependent upon the reliable performance of our underlying technology infrastructure and external service providers, including third-party cloud-based solutions. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. We rely on cloud-based solutions furnished by third-parties primarily to allocate resources, pay vendors, collect from customers, process transactions, develop demand and supply plans, manage product design, production, transportation, and distribution, forecast and report operating results, meet regulatory requirements and administer employee payroll and benefits, among other functions. In addition, our DTC operations, both in-store and online, rely on cloud-based solutions to process transactions. We have also designed a significant portion of our software and computer systems to utilize data processing and storage capabilities from third-party cloud solution providers. Both our on-premises and cloud-based infrastructure may be susceptible to outages due to any number of reasons, including, human error, fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of security measures that we believe to be reasonable, both our on-premises and our cloud-based infrastructure may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third-parties or employees, which may result in outages. We do not have redundancy for all of our systems and our disaster recovery planning may not account for all eventualities. If we or our existing third-party cloud-based solution providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business could be seriously harmed and, in some instances, our consumers and customers may not be able to purchase our products, which could significantly and negatively affect our sales. Additionally, our existing cloud-based solution providers have broad discretion to change and interpret their terms of service and other policies with respect to us, and they may take actions beyond our control that could harm our business. We also may not be able to control the quality of the systems and services we receive from our third-party cloud-based solution providers. Any transition of the cloud-based solutions currently provided to different cloud providers would be difficult to implement and may cause us to incur significant time and expense.

If we and/or our cloud-based solution providers are not successful in preventing or effectively responding to outages and cyberattacks, our financial condition, results of operations and cash flow could be materially and adversely affected.

A Security Breach of Our or Our Third-Parties' Systems, Exposure of Personal or Confidential Information or Increased Government Regulation Relating to Handling of Personal Data, Could, Among Other Things, Disrupt Our Operations or Cause Us to Incur Substantial Costs or Negatively Affect Our Reputation.

We and many of our third-party vendors manage and maintain various types of proprietary information and sensitive and confidential data relating to our business, such as personally identifiable information of our consumers, our customers, our employees, and our business partners, as well as credit card information in certain instances. Unauthorized parties may attempt to gain access to these systems or information through fraud or other means of deceiving our employees or third-party service providers. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. The ever-evolving threats mean we and our third-parties must continually evaluate and adapt our systems and processes, and there is no guarantee that these efforts will be adequate to safeguard against all data security breaches or misuses of data. Any breaches of our or our third-parties’ systems could expose us, our customers, our consumers, our suppliers, our employees, or other individuals that may be affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business. While we maintain cyber liability insurance policies for coverage in the event of a cybersecurity incident, we cannot be certain that our existing coverage will continue to be available on acceptable terms or will be available, and in sufficient amount, to cover the potentially significant losses that could result from a cybersecurity incident or that the insurer will not deny coverage as to any future claims.

In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs or liabilities. Non-U.S. data privacy and data security laws, various U.S. federal and state laws and other information privacy and security standards may be applicable to us. Significant legislative, judicial or regulatory changes have been and could be issued in the future. As new requirements are issued, new processes must be implemented to ensure compliance. In addition, previously implemented processes must be continually refined. This work is accomplished through significant efforts by our employees. The diverted attention of these employees may impact our operations and there may be additional costs incurred by us for third-party resources to advise on the constantly
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 11

changing landscape. Limitations on the use of data may also impact our future business strategies. Additionally, violations of these requirements could result in significant penalties or litigation from consumers.

In June 2021, the European Commission finalized recommendations in relation to cross border data transfers and published new versions of the Standard Contractual Clauses. The new requirements may cause us to incur costs and expenses in order to comply and may impact the transfer of personal data throughout the Company and to third parties.

We Depend on Certain Legacy Information Technology Systems, Which May Inhibit Our Ability to Operate Efficiently.

Our legacy product development, retail and other systems, on which we continue to manage a portion of our business activities, rely on the availability of limited internal and external resources with the expertise to maintain the systems. In addition, our legacy systems, including aged systems in our Japanese and Korean businesses, may not support desired functionality for our operations and may inhibit our ability to operate efficiently. As we continue to transition from our legacy systems and implement new systems, certain functionality and information from our legacy systems, including that of third-party systems that interface with our legacy systems, may not be fully compatible with the new systems.

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

Certain of Our Products Are Subject to Product Regulations and/or Carry Warranties, Which May Cause an Increase to Our Expenses in the Event of Non-Compliance and/or Warranty Claims.

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

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 12

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

On December 22, 2017, the United States government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The TCJA made broad and complex changes to the United States tax code. In addition, on March 27, 2020, the United States government enacted the U.S. Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). A change in interpretation of the applicable revisions to the United States tax code and related tax accounting guidance, changes in assumptions made in developing these estimates, and regulatory guidance that may be issued with respect to the applicable revisions to the United States tax code, and state tax implications as a result of the TCJA, the CARES Act, and other recent legislation may cause actual amounts to differ from our provisional estimates. In addition, proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings and could increase the U.S. corporate tax rate. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our effective tax rate, income tax expense and cash flows.

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

We are subject to risks generally associated with doing business internationally. These risks include, but are not limited to, the burden of complying with, and unexpected changes to, foreign and domestic laws and regulations, such as anti-corruption and forced labor regulations and sanctions regimes, climate-change regulations, the effects of fiscal and political crises and political and economic disputes, changes in diverse consumer preferences, foreign currency exchange rate fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters, and changes in economic conditions in countries in which we contract to manufacture, source raw materials or sell products. Our ability to sell products in certain markets, demand for our products in certain markets, our ability to collect accounts receivable, our contract manufacturers' ability to procure raw materials or manufacture products, distribution and logistics providers' ability to operate, our ability to operate brick and mortar stores, our workforce, and our cost of doing business (including the cost of freight and logistics) may be impacted by these events should they occur. Our exposure to these risks is heightened in Vietnam, where a significant portion of our contract manufacturing is located, in Russia, where our largest international distributor is located, and in China, where a large portion of the raw materials used in our products is sourced by our contract manufacturers. Should certain of these events occur in Vietnam, Russia or China, they could cause a substantial disruption to our business and have a material adverse effect on our financial condition, results of operations and cash flows.

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

In connection with the United Kingdom's recent exit from the European Union (commonly referred to as "Brexit"), on December 24, 2020, the European Union ("E.U.") and the United Kingdom ("U.K.") reached an agreement, the E.U.-U.K. Trade and Cooperation Agreement, to govern aspects of the relationship of the E.U. and U.K. following Brexit. As a result of no longer having "free circulation" between the U.K. and
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 13

the E.U., we may, and have incurred additional duties. These additional costs may be mitigated, to the extent we are able, to achieve favorable interpretations and/or rulings from the U.K.'s Her Majesty's Revenue and Customs.

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

Labor Matters, Changes in Labor Laws and Our Ability to Meet Our Labor Needs May Reduce Our Revenues and Earnings.

Our business depends on our ability to source and distribute products in a timely manner. While a majority of our own operations are not subject to organized labor agreements, our relationship with our Cambrai distribution center employees is governed by French law, which includes a formal representation of employees by a Works Council and the application of a collective bargaining agreement. Matters that may affect our workforce (including COVID-19 infections or the risk thereof) at contract manufacturers where our goods are produced, shipping
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 14

ports, transportation carriers, retail stores, or distribution centers create risks for our business, particularly if these matters result in work shut-downs (with little to no notice), slowdowns, lockouts, strikes, limitations on the number of individuals able to work (e.g. social distancing) or other disruptions. The foregoing includes potential impacts to our business as a result of the International Longshore & Warehouse Union negotiations. Labor matters may have a material adverse effect on our business, potentially resulting in canceled orders by customers, inability to fulfill potential e-commerce demand, unanticipated inventory accumulation and reduced net sales and net income.

In addition, our ability to meet our labor needs at our distribution centers, retail stores, corporate headquarters, and regional subsidiaries, including our ability to find qualified employees while controlling wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified people in the work force of the markets in which our operations are located, unemployment levels within those markets, absenteeism, prevailing wage rates, changing demographics, parental responsibilities, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and fear of contracting COVID-19. Our ability to source, distribute and sell products in a timely and cost-effective manner may be (and has been) negatively affected to the extent we experience these factors. Our ability to comply with labor laws, including our ability to adapt to rapidly changing labor laws, as well as provide a safe working environment may increase our risk of litigation and cause us to incur additional costs. Such risks are heightened during the COVID-19 pandemic since medical uncertainty about the virus increases the risk that safety protocols in our owned or affiliated facilities will not be effective or not be perceived as effective, or that any virus-related illnesses will be linked or alleged to be linked to such facilities, whether accurate or not.

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

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 15

Extreme Weather Conditions, Climate Change, and Natural Disasters Could Negatively Impact Our Operating Results and Financial Condition.

Extreme weather conditions in the areas in which our retail stores, suppliers, consumers, customers, distribution centers, headquarters and vendors are located could adversely affect our operating results and financial condition. Moreover, climate change and natural disasters such as earthquakes, hurricanes and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, could disrupt our operations, the operations of our vendors and other suppliers or result in economic instability and changes in consumer preferences and spending that may negatively impact our operating results and financial condition.

An Outbreak of Disease or Similar Public Health Threat, Such as the COVID-19 Pandemic, Could Have, and in the Case of the COVID-19 Pandemic Has Had and is Expected to Continue to Have, an Adverse Impact on Our Business, Operating Results and Financial Condition.

An outbreak of disease or similar public health threat, such as the COVID-19 pandemic, could have, and in the case of the COVID-19 pandemic has had and is expected to continue to have, an adverse impact on our business, financial condition and operating results, including in the form of lowered net sales and the delay of inventory production and fulfillment in impacted regions. Fear of contracting COVID-19, individuals contracting COVID-19 and the actions taken, and that may be taken, by governmental authorities, our third-party logistics providers, our landlords, our competitors or by us relating to the COVID-19 pandemic may (and in many cases, have):
•Cause disruptions in the supply chain, including the ability to produce and deliver product as expected (see “Our Reliance on Contract Manufacturers, Including Our Ability to Enter Into Purchase Order Commitments with Them and Maintain Quality Standards of Our Products and Standards of Manufacturing Processes at Contract Manufacturers, May Result in Lost Sales and Impact our Gross Margin and Results of Operations”, “For Certain Materials We Depend on a Limited Number of Suppliers, Which May Cause Increased Costs or Production Delays” and “Our Success Depends on Third-Party Logistics Providers and Our and Third-Party Distribution Facilities”);
•Result in canceled orders, non-payment for orders received and/or delayed payment for orders received (see "Our Orders from Wholesale Customers are Subject to Cancellation, Which Could Lead to a Decline in Sales or Gross Profit, Write-downs of Excess Inventory, Increased Discounts or Extended Credit Terms to Our Wholesale Customers");
•Restrict the operation of our retail store operations and our ability to meet consumer demand at our stores (see "Labor Matters, Changes in Labor Laws and Our Ability to Meet Our Labor Needs May Reduce Our Revenues and Earnings" and "We May Not Realize Returns on Our Fixed Cost Investments in Our DTC Business Operations");
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
•Result in labor shortages, including as a result of any vaccine mandate or our return to work policies ("Labor Matters, Changes in Labor Laws and Our Ability to Meet Our Labor Needs May Reduce Our Revenues and Earnings");
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

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 16

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
•Cause rapid changes to employment and tax law (see “Labor Matters, Changes in Labor Laws and Our Ability to Meet Our Labor Needs May Reduce Our Revenues and Earnings”, and "We May Have Additional Tax Liabilities or Experience Increased Volatility in Our Effective Tax Rate");
•Impair our key personnel (see “We Depend on Key Personnel”);
•Result in incremental costs from the adoption of preventative measures, including providing facial coverings and hand sanitizer, rearranging operations to follow social distancing protocols, conducting temperature checks and undertaking regular and thorough disinfecting of surfaces, and providing testing; and/or
•Cause any number of other disruptions to our business, the risks of which may be otherwise identified herein.

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
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 17

market expectations, changes in earnings estimates or recommendations by analysts, or announcements by us or our competitors may cause the market price of our common stock to fluctuate, perhaps substantially.

Certain Shareholders Have Substantial Control Over us and Are Able to Influence Corporate Matters.

At December 31, 2021, five related shareholders, The Gertrude Boyle Trust, Sarah A. Bany, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just under 50% of our common stock outstanding. Following Gertrude Boyle's death, Sarah A. Bany is serving as trustee of The Gertrude Boyle Trust, which holds the shares that were beneficially owned by Gertrude Boyle. As a result, if acting together, Sarah A. Bany, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of holders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 18

ITEM 2.	PROPERTIES

The following is a summary of principal properties owned or leased by us.

Location	Use	Ownership
Portland, Oregon	Corporate Headquarters	Owned
Portland, Oregon	SOREL Headquarters	Leased/Owned (1)
Carlsbad, California	prAna Headquarters	Leased
Richmond, California	Mountain Hardwear Headquarters	Leased
Portland, Oregon	U.S. Distribution Center	Owned
Robards, Kentucky	U.S. Distribution Center	Owned
London, Ontario	Canadian Operation and Distribution Center	Owned
Geneva, Switzerland	Europe Headquarters	Leased
Strasbourg, France	Europe Administrative Operation	Owned
Cambrai, France	Europe Distribution Center	Owned
Shanghai, China	LAAP China Headquarters	Leased
Tokyo, Japan	LAAP Japan Headquarters	Leased
Seoul, Korea	LAAP Korea Headquarters	Leased
(1) A portion of the SOREL Headquarters is leased and the remainder is owned by the Company.

In addition, as of December 31, 2021, we directly operated approximately 455 retail stores, the vast majority of which are leased under a variety of arrangements, including long-term, short-term, and variable-payment leases. We also have several leases globally for office space, warehouse facilities, storage space, vehicles, and equipment, among other things. Refer to Note 9 in Item 8 of this Annual Report on Form 10-K for further lease-related disclosures.

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

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 19

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the NASDAQ Global Select Market under the symbol "COLM."

HOLDERS

At February 11, 2022, we had 262 shareholders of record, although we have a much larger number of beneficial owners, whose shares of record are held by banks, brokers and other financial institutions

DIVIDENDS

Our current dividend policy is dependent on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. Quarterly dividends on our common stock, when declared by our Board of Directors, are paid in March, May, August, and November.

Our Board of Directors approved a quarterly cash dividend of $0.30 per share, payable on March 21, 2022 to shareholders of record on March 11, 2022.

PERFORMANCE GRAPH

The line graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the Russell 1000 Index and Russell 1000 Textiles Apparel and Shoes Index for the period beginning December 31, 2016 and ending December 31, 2021. The graph and table assume that $100 was invested on December 31, 2016, and that any dividends were reinvested. Historical stock price performance should not be relied on as indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2021
$300
$250
$200
$150
$100
$50
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Columbia Sportswear Company
Russell 1000 Index
Russell 1000 Textile Apparel and Shoe Index

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 20

Total Return Analysis

	Year Ended December 31,
	2016	2017	2018	2019	2020	2021
Columbia Sportswear Company	$100.00	$124.86	$147.61	$177.65	$155.49	$175.13
Russell 1000 Index	$100.00	$121.69	$115.87	$152.28	$184.20	$232.93
Russell 1000 Textiles Apparel and Shoes Index	$100.00	$123.55	$126.99	$174.11	$217.14	$240.70

ISSUER PURCHASES OF EQUITY SECURITIES

Since the inception of our share repurchase program in 2004 through December 31, 2021, our Board of Directors has authorized the repurchase of $1.5 billion of our common stock. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of December 31, 2021, we had repurchased 28.5 million shares at an aggregate purchase price of $1,183.7 million, and had $316.3 million remaining available.

The following is a summary of our common stock repurchases during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2021 through October 31, 2021	313,779	$95.67	313,779	$325.0
November 1, 2021 through November 30, 2021	31,301	$102.70	31,301	$321.8
December 1, 2021 through December 31, 2021	56,246	$97.38	56,246	$316.3
Total	401,326	$96.46	401,326	$316.3

ITEM 6.	[Reserved]

Part II, Item 6 of this Annual Report on Form 10-K is no longer required.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Special Note Regarding Forward Looking Statements", Item 1, Item 1A, and Item 8 of this Annual Report on Form 10-K. In addition, refer to Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2020 for our discussion and analysis comparing financial condition and results of operations from 2020 to 2019.

OVERVIEW

We connect active people with their passions. We are a global leader in designing, developing, marketing, and distributing outdoor, active and everyday lifestyle products. We manage these products in two categories: apparel, accessories, and equipment products and footwear products. We provide our products through our four well-known brands, Columbia, SOREL, Mountain Hardwear, and prAna. Apparel, accessories, and equipment products are provided by our Columbia, Mountain Hardwear and prAna brands. Footwear products are provided by our Columbia and SOREL brands. We sell our products in approximately 90 countries and operate in four geographic segments: U.S., LAAP, EMEA, and Canada.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 21

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

Business Environment and Trends

Increased Outdoor Participation by Consumers | The COVID-19 pandemic drew a record number of individuals in the United States to spend an increased amount of time outside, including participating in outdoor recreational activities. While outdoor participation rates may not be maintained, we believe that our addressable consumer base worldwide has been expanded and expect outdoor participation to remain elevated in comparison to pre-pandemic levels.

Casualization of the Apparel and Footwear Market | During the COVID-19 pandemic, we saw a move to casualization by consumers. Our products provide comfort and function in diverse environments. We believe we have benefited from this trend and expect it to continue to be a tailwind moving forward.

Decreased Promotional Environment | In 2021, we operated in an extremely low promotional environment and experienced fewer order cancellations, sales returns and customer accommodations than historically experienced. We expect these trends to remain favorable in early 2022 and expect a gradual return to a more normalized promotional environment and a potential transition towards more normalized trading terms. For 2022, we do not expect these metrics to return to levels experienced in 2019 and prior years.

Lean Inventory Across the Marketplace | Consumer demand accelerated in 2021 resulting in lower inventory in the marketplace. Lower marketplace inventories contributed to a full price selling environment resulting in lower promotional activity and higher gross margins for our business in 2021. Given ongoing supply chain disruptions and the imbalance between global supply and demand, we expect marketplace inventories to remain low until supply chain constraints ease and retailers are able to replenish diminished inventory levels.

Changes in Consumer Spending Ability and Preferences | We believe government stimulus and unemployment benefits increased consumers’ discretionary spending ability in 2021 and 2020. In addition, we believe the limited ability to travel, attend entertainment-based experiences or purchase certain services increased consumers' savings levels. As we move into 2022, we expect these tailwinds to diminish. However, we expect growth in wages will enable consumer spending, to the extent it more than offsets inflationary pressures.

Decreased Direct-to-Consumer Store Traffic | During 2021, the majority of our stores remained open. At varying times during the year, government efforts to control the spread of COVID-19 impacted our stores in various regions. Our stores in Europe and Canada were impacted by these government efforts for most of the first quarter and at varying times in the second quarter of 2021. Declared states of emergency impacted our stores in Japan in the first, second and third quarters. Our stores in China were also impacted by these government efforts at varying times during 2021. Overall, our store retail traffic trends improved during 2021, but remained below pre-pandemic levels. Certain stores in tourist-dependent locations continue to be impacted by limited international tourism. While store traffic is improving, we expect it to continue to remain uneven across our store fleet by region, depending on regional impacts of the virus and government efforts.

Increased Ocean Freight Charges | In 2021, we experienced elevated ocean freight charges as a result of an imbalance of supply and demand for steamship and ocean container capacity and changes in our ocean freight sourcing practices. We expect our ocean freight charges to be reduced in the latter part of 2022. However, the imbalance in the marketplace persists and ocean freight costs will remain elevated compared to historical norms.

Later Inventory Receipts | During the third quarter of 2021, government mandated factory closures in Vietnam disrupted our manufacturing partners' operations and impacted production of Fall 2021 and Spring 2022 product. Factories in Vietnam began to reopen as of October 1, 2021 at less than full capacity. In addition, port congestion and shortages in transportation and labor further slowed the transportation of our inventory. As a result of these supply chain disruptions, we received Fall 2021 inventory later than expected and anticipate similar delays for Spring 2022 inventory. We do not expect the supply chain to normalize in 2022 and continue to anticipate later than expected inventory receipts and shipments to our wholesale customers and inventory available for our DTC businesses in 2022, resulting in impacts to future net sales and gross margin.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 22

Manufacturing Capacity Constraints | In 2021, we experienced footwear manufacturing capacity constraints which prevented us from securing footwear product to meet demand. Although we are growing footwear manufacturing capacity in 2022, we again expect demand to outstrip capacity due to anticipated footwear sales growth rates. We anticipate being able to meet footwear demand with appropriate supply in 2023.

Continued Labor Shortages | We have and continue to experience U.S. labor shortages, affecting our ability to staff and operate our U.S. distribution centers, retail stores and consumer call centers, as well as find qualified employees for our corporate offices and regional subsidiaries. In addition, labor costs have risen recently as a result of competition to attract and retain qualified talent in an environment in which there is low unemployment and strong demand for employees. We anticipate these rising costs and labor shortages to continue in 2022.

Increased Inflationary Pressures | Inflationary pressures, including increased inbound freight costs, impacted our results in 2021. In addition to increased inbound freight costs, we expect increased product input costs, including higher wages and raw materials costs, to impact our results in 2022. We are implementing product price increases beginning with our Spring 2022 season and, to a greater extent, our Fall 2022 season to mitigate these higher costs, to the extent possible, while attempting to minimize potential risks of dampening consumer demand. Price increases varied by market and product category. In the U.S., on average, we increased pricing by a mid-single digit percent for our Spring 2022 product line and a high-single to low-double-digit percent for our Fall 2022 product line. We do not expect planned price increases will fully offset gross margin pressure, particularly the effect of increased ocean freight costs. Looking beyond 2022, we anticipate ocean freight and raw material cost inflation will be transitory, while wage inflation will be more permanent.

Changing Consumer Expectations | Consumer behavior continues to fluctuate. Consumer expectations and the related competitive pressures have increased and continue to increase related to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges and other evolving expectations. We maintain and continue to make substantial investments in information systems, processes and personnel to support our ongoing demand planning efforts to provide forecasting of optimal inventory to meet customer and consumer demands.

Seasonality | Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis, and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. In 2021, over 60% of our net sales and over 75% of our operating income were realized in the second half of the year.

RESULTS OF OPERATIONS

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with Item 8 of this Annual Report on Form 10-K. All references to years relate to the fiscal year ended December 31.

Non-GAAP Financial Measure

To supplement financial information reported in accordance with accounting principles generally accepted in the United States ("GAAP"), we disclose constant-currency net sales information, which is a non-GAAP financial measure, to provide a framework to assess how the business performed excluding the effects of changes in foreign currency exchange rates against the United States dollar between comparable reporting periods. We calculate constant-currency net sales by translating net sales in foreign currencies for the current period into United States dollars at the exchange rates that were in effect during the comparable period of the prior year. Management believes that this non-GAAP financial measure reflects an additional and useful way of viewing an aspect of our operations that, when viewed in conjunction with our GAAP results, provides a more comprehensive understanding of our business and operations. In particular, investors may find the non-GAAP measure useful by reviewing our net sales results without the volatility in foreign currency exchange rates. This non-GAAP financial measure also facilitates management's internal comparisons to our historical net sales results and comparisons to competitors' net sales results. Constant-currency financial measures should be viewed in addition to, and not in lieu of or superior to, our financial measures calculated in accordance with GAAP.

The following discussion includes references to constant-currency net sales, and we provide a reconciliation of this non-GAAP measure to the most directly comparable financial measure calculated in accordance with GAAP below.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 23

Results of Operations — Consolidated
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table presents the items in our Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Year Ended December 31,
(in millions, except for percentage of net sales and per share amounts)	2021		2020
Net sales	$3,126.4	100.0%	$2,501.6	100.0%
Cost of sales	1,513.9	48.4%	1,277.7	51.1%
Gross profit	1,612.5	51.6%	1,223.9	48.9%
Selling, general and administrative expenses	1,180.3	37.8%	1,098.9	43.9%
Net licensing income	18.3	0.6%	12.0	0.5%
Operating income	450.5	14.4%	137.0	5.5%
Interest income, net	1.4	—%	0.4	—%
Other non-operating income (expense), net	(0.4)	—%	2.1	0.1%
Income before income tax	451.5	14.4%	139.5	5.6%
Income tax expense	(97.4)	(3.1)%	(31.5)	(1.3)%
Net income	$354.1	11.3%	$108.0	4.3%

Diluted earnings per share	$5.33		$1.62

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Year Ended December 31,
(in millions, except for percentages)	Reported Net Sales 2021	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2021 (1)	Reported Net Sales 2020	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
Brand Net Sales:
Columbia	$2,557.4	$(26.4)	$2,531.0	$1,996.9	28%	27%
SOREL	320.9	(2.4)	318.5	293.5	9%	9%
prAna	141.9	—	141.9	131.6	8%	8%
Mountain Hardwear	106.2	(0.5)	105.7	79.6	33%	33%
Total	$3,126.4	$(29.3)	$3,097.1	$2,501.6	25%	24%

Product Category Net Sales:
Apparel, Accessories and Equipment	$2,389.2	$(20.3)	$2,368.9	$1,867.6	28%	27%
Footwear	737.2	(9.0)	728.2	634.0	16%	15%
Total	$3,126.4	$(29.3)	$3,097.1	$2,501.6	25%	24%

Channel Net Sales:
Wholesale	$1,660.4	$(19.5)	$1,640.9	$1,403.3	18%	17%
DTC	1,466.0	(9.8)	1,456.2	1,098.3	33%	33%
Total	$3,126.4	$(29.3)	$3,097.1	$2,501.6	25%	24%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 24

Overall, our global net sales increase reflects the higher consumer demand and economic recovery from the ongoing COVID-19 pandemic. This increase was constrained by supply chain disruptions that limited factory capacities for footwear products and resulted in later inventory receipts and lower than expected wholesale shipments.

Net sales increased across all regions, primarily driven by increased Columbia brand net sales which benefited from robust consumer demand, lapping of 2020 DTC store closures, and increased orders from wholesale customers following lower sales volumes in 2020 due to order cancellations in response to the COVID-19 pandemic. During 2021, our global DTC e-commerce business grew 20% and represented 18% of our global net sales, including fourth quarter 2021 growth of 25% year-over-year and represented 23% of our global net sales. In 2020, our global DTC e-commerce business grew 39% and represented 19% of global net sales.

Gross Profit. Our gross profit may not be comparable to other companies in our industry as some companies may include all costs related to their distribution network in Cost of sales, while we include these expenses in SG&A expense. Gross profit is summarized in the following table:

	Year Ended December 31,
(in millions, except for percentages and basis points)	2021	2020	Change
Gross profit	$1,612.5	$1,223.9	$388.6	32%
Gross margin	51.6%	48.9%	270 bps

Gross profit as a percentage of net sales expanded primarily due to:
•an approximate 230 bps increase in channel profitability substantially due to higher DTC product margins reflecting lower promotional levels and, to a lesser extent, higher wholesale product margin driven by strong retail sell-through performance resulting in a higher proportion of full price vs off price sales mix and lower customer accommodations, partially offset by unfavorable impacts from higher inbound freight costs due to supply chain constraints; and
•favorable impacts from lower year-over-year inventory provisions.

Selling, General and Administrative Expenses. SG&A expenses includes all costs associated with our design, merchandising, marketing, distribution, and corporate functions, including related depreciation and amortization.

SG&A expenses is summarized in the following table:

	Year Ended December 31,
(in millions, except for percentages and basis points)	2021	2020	Change
Selling, general and administrative expenses	$1,180.3	$1,098.9	$81.4	7%
Selling, general and administrative expenses as percent of net sales	37.8%	43.9%	-610 bps

The SG&A expenses increase was primarily due to expenses incurred to support the growth of our business and its recovery from the COVID-19 impacts from 2020. During 2021, we spent approximately 5.9% of our net sales for demand creation, compared to 5.7% in 2020. In addition, depreciation and amortization included in SG&A expenses totaled $55.5 million, compared to $63.0 million in 2020.

Factors contributing to the increase of SG&A expenses included:
•higher global retail expenses of $51.8 million relative to prior year temporary store closures;
•increased demand creation spend of $43.6 million;
•higher personnel expenses of $37.6 million to support business growth as well as annual merit and other wage rate increases;
•higher incentive compensation of $31.1 million; and
•higher professional fees and insurance; partially offset by
•decreased retail impairments and store closures charges of $37.4 million, reflecting the non-recurrence of prior year retail impairments and store closure charges of $28.8 million and the 2021 benefit of $8.6 million from the completion of lease terminations and settlements related to certain of those closures;
•decreased bad debt expenses of $29.7 million, which primarily reflected the non-recurrence of a 2020 bad debt expense increase of $19.7 million resulting from the COVID-19 pandemic;
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 25

•the non-recurrence of prior year expenses of $18.9 million related to the COVID-19 pandemic; and
•the non-recurrence of prior year prAna brand trademark impairment charge of $17.5 million.

Income Tax Expense. Income tax expense and the related effective income tax rate is summarized in the following table:

	Year Ended December 31,
(in millions, except for percentages)	2021	2020	Change
Income tax expense	$(97.4)	$(31.5)	$(65.9)	209%
Effective income tax rate	21.6%	22.6%

Our effective income tax rates for the years ended December 31, 2021 and 2020 were impacted by discrete tax items, which lowered the effective tax rate each year. Our effective income tax rate for the year ended December 31, 2021 decreased, compared to 2020, primarily due to the non-recurring benefit of a decrease in accrued foreign withholding taxes as well as the change in mix of book income or loss among jurisdictions.

Results of Operations — Segment
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Segment income from operations includes net sales, cost of sales, SG&A expense, and net licensing income for each of our four reportable geographic segments. Income from operations as a percentage of net sales in the U.S. is typically higher than the other segments primarily due to scale efficiencies associated with the larger base of net sales in the U.S. and, to a lesser extent, incremental licensing income.

We anticipate this trend to continue until other segments achieve scale efficiencies from higher levels of net sales volume relative to the fixed cost structure necessary to operate the business.

Net sales by geographic segment are summarized in the following table:

	Year Ended December 31,
(in millions, except for percentage changes)	Reported Net Sales 2021	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2021 (1)	Reported Net Sales 2020	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
U.S.	$2,060.3	$—	$2,060.3	$1,603.8	28%	28%
LAAP	465.5	(7.5)	458.0	424.5	10%	8%
EMEA	382.1	(9.0)	373.1	298.9	28%	25%
Canada	218.5	(12.8)	205.7	174.4	25%	18%
	$3,126.4	$(29.3)	$3,097.1	$2,501.6	25%	24%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Operating income for each reportable segments and unallocated corporate expenses are summarized in the following table:

	Year Ended December 31,
(in millions)	2021	2020	Change
U.S.	$536.5	$250.5	$286.0
LAAP	42.0	35.9	6.1
EMEA	65.5	31.2	34.3
Canada	52.7	37.6	15.1
Total segment operating income	696.7	355.2	341.5
Unallocated corporate expenses	(246.2)	(218.2)	(28.0)
Operating income	$450.5	$137.0	$313.5

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 26

Unless otherwise noted below, segment net sales and operating income within all regions increased due to higher consumer demand and the recovery from the COVID-19 pandemic impacts from 2020. In 2020, unfavorable COVID-19 pandemic impacts led to economic lockdowns, including temporary store closures and lower consumer demand.

U.S. U.S. income from operations increased $286.0 million to $536.5 million, or 26.0% of net sales, in 2021 from $250.5 million, or 15.6% of net sales, in 2020. The increase was driven primarily by increased net sales, increased gross margins, and the non-recurrence of prior year retail impairments and store closure charges of $28.8 million and the 2021 benefit of $8.6 million from settlements related to those closures. U.S. net sales increased $456.5 million, or 28% in 2021 compared to $1,603.8 million in 2020. U.S. net sales increased in our DTC and wholesale businesses. U.S DTC net sales increased largely from net sales growth generated from retail stores, and to a lesser extent, our e-commerce business. At December 31, 2021, our U.S. business operated 142 retail stores, compared to 132 stores at December 31, 2020. SG&A expenses decreased as a percentage of net sales to 26.7% in 2021 compared to 33.8% in 2020 largely due to the impact of net sales increases, and the non-recurrence of prior year retail impairments, other store closure charges and COVID-19 related expenses.

LAAP. LAAP income from operations increased $6.1 million to $42.0 million, or 9.0% of net sales, in 2021 from $35.9 million, or 8.5% of net sales, in 2020. The increase was driven primarily by increased net sales combined with increased gross margin. LAAP net sales increased $41.0 million, or 10% (8% constant-currency) in 2021 compared to $424.5 million in 2020, driven largely by increased net sales in our China business, and to a lesser extent, our Korea business, partially offset by decreased net sales in our LAAP distributors and Japan businesses. LAAP SG&A expense increased as a percentage of net sales to 48.3% in 2021 compared to 45.7% in 2020 largely due to incremental demand creation expense, partially offset by the impact of net sales increases.

EMEA. EMEA income from operations increased $34.3 million to $65.5 million, or 17.1% of net sales, in 2021 from $31.2 million, or 10.4% of net sales, in 2020. The increase was driven primarily by increased net sales combined with increased gross margin. EMEA net sales increased $83.2 million, or 28% (25% constant-currency) in 2021 compared to $298.9 million in 2020. EMEA net sales increased primarily in our Europe-direct business, followed by our EMEA distributor business. EMEA SG&A expense decreased as a percentage of net sales to 28.0% in 2021 compared to 33.4% in 2020 largely due to the impact of net sales increases and the non-recurrence of prior year COVID-19 related expenses.

Canada. Canada income from operations increased $15.1 million to $52.7 million, or 24.1% of net sales, in 2021 from $37.6 million, or 21.6% of net sales, in 2020. The increase primarily resulted from increased net sales combined with increased gross margin. Canada net sales increased $44.1 million, or 25% (18% constant-currency) in 2021 compared to $174.4 million in 2020, primarily driven by increased net sales in our Canada wholesale business, followed by our Canada DTC businesses. Canada SG&A expense decreased as a percentage of net sales to 24.0% in 2021 compared to 25.6% for 2020 largely due to the impact of net sales increases and the non-recurrence of prior year COVID-19 related expenses.

Unallocated corporate expenses increased by $28.0 million to $246.2 million in 2021, from $218.2 million in 2020, largely driven by higher incentive compensation and personnel expenses, partially offset by the non-recurrence of the 2020 prAna brand trademark impairment charge of $17.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Including cash, cash equivalents, short-term investments and available committed and uncommitted credit lines, we had more than $1.5 billion in total liquidity at December 31, 2021. Our liquidity may be affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level at the end of the third quarter and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 27

Cash Flow Activities

Cash flows from continuing operations are summarized in the following table:

	Year Ended December 31,
(in millions)	2021	2020	Change
Cash and cash equivalents	$763.4	$790.7	$(27.3)

Net cash provided by (used in):
Operating activities	$354.4	$276.1	$78.3
Investing activities	(163.8)	(27.2)	(136.6)
Financing activities	(210.9)	(151.7)	(59.2)
Net effect of exchange rate changes on cash	(7.0)	7.5	(14.5)
Net increase (decrease) in cash and cash equivalents	$(27.3)	$104.7	$(132.0)

The change in cash flows provided by operating activities was driven by a $157.8 million increase in net income and non-cash adjustments, partially offset by a $79.5 million increase in cash used in changes in assets and liabilities. The most significant comparative changes included Inventories, net, Accounts payable, Accrued liabilities, Prepaid expenses and other current assets, Accounts receivable, and Operating lease assets and liabilities. The $165.1 million increase in cash used in Inventories, net was mainly driven by an increase in inventory purchases reflecting strong consumer demand. The $124.8 million increase in cash provided by Accounts payable primarily reflects the effects of higher receipts of inventory in the fourth quarter of 2021 compared to the fourth quarter of 2020 due to stronger customer demand and increased in-transit inventory. The $118.6 million increase in cash provided by Accrued liabilities was primarily driven by changes in accruals for incentive compensation as well as DTC return liabilities. The $58.6 million increase in cash used in Prepaid expenses and other assets was primarily driven by changes in inventory prepayments and U.S. prepaid income taxes. The $54.5 million increase in cash used in Accounts receivable was driven by higher wholesale net sales, partially offset by higher collections in 2021. The $33.1 million increase in cash used in Operating lease assets and liabilities was primarily due to payment of deferred rents and lease termination fees.

Net cash used in investing activities was $163.8 million for 2021 compared to $27.2 million for 2020. For 2021, net cash used in investing activities consisted of $129.1 million in net purchases of short-term investments and $34.7 million for capital expenditures. For 2020, net cash used in investing activities primarily consisted of $28.8 million for capital expenditures.

Net cash used in financing activities was $210.9 million for the 2021 compared to $151.7 million for 2020. For 2021, net cash used in financing activities primarily consisted of repurchases of common stock of $165.4 million and dividend payments to our shareholders of $68.6 million, partially offset by net proceeds from the issuance of common stock related to stock-based compensation of $23.0 million. For 2020, net cash used in financing activities primarily consisted of repurchases of common stock of $132.9 million and dividend payments to our shareholders of $17.2 million.

Sources of Liquidity

Cash and cash equivalents and short-term investments

At December 31, 2021, we had cash and cash equivalents of $763.4 million and short-term investments of $131.1 million, compared to $790.7 million and $1.2 million, respectively, at December 31, 2020.

Domestic Credit Facility

We have available an unsecured, committed revolving credit facility that provides for funding up to $500.0 million. This credit agreement matures on December 30, 2025. Interest, payable monthly, is based on the Company's option of either LIBOR plus an applicable margin or a base rate. Base rate is defined as the highest of the following, plus an applicable margin:
•the administrative agent's prime rate;
•the higher of the federal funds rate or the overnight bank funding rate set by the Federal Reserve Bank of New York, plus 0.50%; or
•the one-month LIBOR plus 1.00%.
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 28

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

At December 31, 2021, there was no balance outstanding under our credit facility. At the time of this filing, we are in compliance with all financial covenants necessary as a condition for borrowing under the Columbia Sportswear Company credit agreement.

International Credit Facilities

Our European subsidiary has available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowing up to €4.4 million (approximately US$5.0 million). Borrowings accrue interest at a base rate plus 75 basis points.

In addition, collectively, our international subsidiaries have available approximately US$111.7 million in unsecured and uncommitted lines of credit and overdraft facilities.

At December 31, 2021, there was no balance outstanding under our international subsidiaries' lines of credit and overdraft facilities.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash flows from operations and, if needed, borrowings from our existing domestic credit facility.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and our retail stores to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collections of accounts receivable balances from our customers. We maintain and continue to make substantial investments in information systems, processes and personnel to support our ongoing demand planning efforts to meet our working capital management goals.

We have planned 2022 capital expenditures of approximately $80 to $100 million. This includes investments in our digital and supply chain capabilities to support our strategic priorities and our DTC operations, including new stores. Our actual planned capital expenditures may differ from the planned amounts depending on factors such as the timing of system implementations and new store openings and related construction as well as the availability of capital assets from suppliers.

Our long-term goal is to maintain a strong balance sheet and a disciplined approach to capital allocation. Dependent upon market conditions and our strategic priorities, our capital allocation approach includes:
•investing in organic growth opportunities to drive long-term profitable growth;
•returning 40% of free cash flow to shareholders through dividends and share repurchases; and
•considering opportunistic mergers and acquisitions.

Free cash flow is a non-GAAP financial measure. Free cash flow is calculated by reducing net cash flow from operating activities by capital expenditures. Management believes free cash flow provides investors with an important perspective on the cash available for shareholders and acquisitions after making the capital investments required to support ongoing business operations and long-term value creation. Free cash flow does not represent the residual cash flow available for discretionary expenditures as it excludes certain mandatory expenditures. Management uses free cash flow as a measure to assess both business performance and overall liquidity.

Other cash commitments

Our non-current Income taxes payable on the Consolidated Balance Sheet at December 31, 2021 includes approximately $13.7 million of net unrecognized tax benefits. We are uncertain about whether or when these amounts may be settled. Refer to Note 10 in Item 8 of this Annual Report on Form 10-K for additional information.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 29

The following table presents our estimated significant contractual commitments that will require use of funds:

	Year ended December 31,
(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Inventory purchase obligations	$656.5	$—	$—	$—	$—	$—	$656.5
Operating lease obligations (1)	78.2	72.5	65.7	55.8	49.1	106.3	427.6
TCJA transition tax obligations (2)	4.2	8.0	10.6	13.3	—	—	36.1
(1) Refer to Operating Leases in Note 9 in Item 8 of this Annual Report on Form 10-K.
(2) Refer to Income Taxes in Note 10 in Item 8 of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales, and expenses and related disclosure of contingent assets and liabilities. Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for additional information regarding the significant accounting policies and methods used in the preparation of our consolidated financial statements.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies and estimates. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Our critical accounting policies and estimates relate to sales reserves, allowance for uncollectible accounts receivable, excess, close-out and slow-moving inventory, impairment of long-lived assets, intangible assets and goodwill, and income taxes.

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

Sales Reserves

The amount of consideration we receive and recognize as Net sales across both wholesale and DTC channels varies with changes in sales returns and other accommodations and incentives we offer to our customers. When we give our customers the right to return products or provide other accommodations such as chargebacks and markdowns, we estimate the expected sales returns and miscellaneous claims from customers and record sales reserves to reduce Net sales. At December 31, 2021, our sales related reserves were $99.0 million compared to $83.2 million at December 31, 2020. The most significant variable affecting these reserve balances is net sales levels. As a percent of Net sales, the sales reserves balances were 3.2% at December 31, 2021 compared to 3.3% at December 31, 2020. The reserve for returns from customers or consumers is the most susceptible to estimation uncertainty. These estimates are based on 1) historical rates of product returns and claims; and 2) events and circumstances that indicate changes to such historical rates, such as our customers' net inventory positions and their anticipated sell-through rates. However, actual returns and claims in any future period are inherently uncertain and thus may differ from the estimates. As a result, we adjust our estimates of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly different than the sales reserve established, we record an adjustment to Net sales in the period in which such determination was made.

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates of the collectability of our accounts receivable and maintain an allowance for estimated credit losses resulting from the inability of our customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. In determining the amount of the allowance, we consider our historical level of credit losses, as well as our judgments about the creditworthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, including aged receivables,
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 30

customer concentrations, credit insurance coverage, standby letters of credit, and other forms of collateral, current economic trends, and changes in customer payment terms.

Our allowance for uncollectible accounts receivable decreased to $8.9 million at December 31, 2021 compared to $21.8 million at December 31, 2020. The balance at December 31, 2021 compared to the prior year reflects an improving credit environment with wholesale customers during 2021 and economic recovery of the retail sector through the ongoing COVID-19 pandemic. Continued uncertainty in credit and market conditions may slow our collection efforts if customers experience difficulty accessing credit and paying their obligations, leading to higher than normal accounts receivable and increased bad debt risk. Because future changes in the financial stability of our customers is difficult to estimate, actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our financial position, results of operations or cash flows. If the financial condition of our customers deteriorates and results in their inability to make payments, a larger allowance may be required. If we determine that a smaller or larger allowance is appropriate, we will record an adjustment to SG&A expense in the period in which we make such a determination.

Excess, Close-Out and Slow-Moving Inventory

We make ongoing estimates of potential excess, close-out or slow-moving inventory. We evaluate our inventory on hand to identify excess, close-out or slow-moving inventory by contemplating our 1) purchase commitments; 2), sales forecasts; 3) historical liquidation experience; and 4) the level of inventory from current and prior seasons that remains unsold and establish provisions as necessary to properly reflect inventory value at the lower of cost or net realizable value. Provisions are established when necessary in the period in which we make such a determination. At December 31, 2021, our inventory reserve offset gross inventory by $19.9 million compared to $29.5 million at December 31, 2020. Although Inventories, net increased 16% from December 31, 2020 to December 31, 2021, the level of estimated excess inventory at December 31, 2021 declined reflecting strong consumer demand resulting in a lower inventory reserve.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill

Long-lived assets, which include property, plant and equipment, lease right-of-use ("ROU") assets, capitalized implementation costs for cloud computing arrangements, and intangible assets with finite lives are measured for impairment only when events or circumstances indicate the carrying value may not be recoverable. Our retail fleet long‐lived assets are evaluated at the retail location level. Events that result in an impairment review of a retail location include plans to close a retail location or a significant decrease in the operating results of the retail location. When such an indicator occurs, we evaluate retail location long‐lived assets for impairment by comparing the undiscounted future cash flow expected to be generated by the location to the location long‐lived asset’s carrying amount. If the carrying amount of an asset exceeds the estimated undiscounted future cash flow, an analysis is performed to estimate the fair value of the asset. An impairment is recorded if the fair value of the retail location long‐lived asset is less than the carrying amount.

During 2021 we tested certain long-lived assets consisting of property, plant, and equipment and lease ROU assets for impairment at certain underperforming retail locations. For the year ended December 31, 2021, impairment charges from underperforming retail stores were not material. Further declines in projected future performance may adversely affect the recovery of retail locations assets. For the year ended December 31, 2020, impairment charges from underperforming retail stores were $7.0 million for lease ROU assets and $5.0 million for property, plant and equipment.

We review and test our intangible assets with indefinite lives and goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Our intangible assets with indefinite lives consist of trademarks and trade names. Substantially all of our goodwill is recorded in the U.S. segment and impairment testing for goodwill is performed at the reporting unit level. Our 2021 impairment tests of intangible assets with indefinite lives and goodwill indicated the fair value of all reporting units and intangible assets with indefinite lives exceeded their respective carrying values.

In the impairment tests for trademarks and trade names, we compare the estimated fair value of each asset to its carrying amount. The fair values of trademarks and trade names are estimated using a relief from royalty method under the income approach. If the carrying amount of a trademark or trade name exceeds its estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value. At December 31, 2021, the carrying value of indefinite-lived intangible assets was $97.9 million, of which $70.5 million was attributed to prAna’s trademark. In our 2021 impairment test, the fair value of prAna’s trademark exceeded its carrying value by approximately 26% as of the measurement date and, therefore, no impairment was recognized. As part of our evaluation, we performed sensitivity analysis on the trademark impairment model. A 10% decrease in estimated net sales for each of the next five years did not cause the fair value of the trademark to decline below its carrying value. Separately, a 100 basis point increase in the assumed discount rate did not cause the fair value of the trademark to decline below its carrying value. In 2020, our impairment test of prAna’s trademark resulted in a $17.5 million impairment charge.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 31

In the impairment test for goodwill, we compare the estimated fair value of the reporting unit with the carrying amount of that reporting unit. If the carrying amount of the reporting unit exceeds its estimated fair value, we calculate an impairment as the excess of carrying amount over the estimate of fair value. We estimate the fair value of our reporting units using a combination of discounted cash flow analysis and market-based valuation methods, as appropriate. Key assumptions used in the discounted cash flow models are cash flow projections and the discount rate. Cash flow projections are developed in part from our annual planning process. The discount rate is the estimated weighted-average costs of capital of the reporting unit from a market-participant perspective. When we include market-based valuation methods to estimate fair value of our reporting units, we utilize market multiples for guideline public companies. The goodwill balance was $68.6 million at December 31, 2021, of which $54.2 million was allocated to the prAna reporting unit. In our 2021 impairment test, the fair value of the prAna reporting unit exceeded its carrying value by approximately 39% as of the measurement date and, therefore, no impairment was recognized.

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

Our assumptions, judgement and estimates relative to uncertain tax positions take into account whether a tax position is more likely than not to be sustained upon examination by the relevant taxing authority based on the technical merits of the position and the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for Income tax expense in our Consolidated Statements of Operations.

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

Refer to Note 2 in Item 8 of this Annual Report on Form 10-K.

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

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 32

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

The net fair value of our derivative contracts was favorable by approximately $15.6 million at December 31, 2021. A 10% unfavorable exchange rate change in the euro, franc, Canadian dollar, yen, renminbi, won, pound, krone, zloty, krona and koruna against the United States dollar would have resulted in the net fair value declining by approximately $57.3 million at December 31, 2021. Changes in fair value of derivative contracts resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

INTEREST RATE RISK

Our negotiated credit facilities generally charge interest based on a benchmark rate such as the London Interbank Offered Rate ("LIBOR"). Fluctuations in short-term interest rates cause interest payments on drawn amounts to increase or decrease. At December 31, 2021, no balance was outstanding under our credit facilities.

COMMODITY PRICE RISK

We are exposed to market risk for the pricing of the raw materials used to manufacture our products. These raw materials are purchased directly by our contract manufacturers.
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 33

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

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 34

Deloitte & Touche LLP U.S. Bancorp Tower 111 Southwest Fifth Avenue Suite 3900 Portland, OR 97204-3642 USA Tel:+1 503 222 1341 Fax: +1 503 224 2172 www.deloitte.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Columbia Sportswear Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 35

Intangible Assets, Net – prAna Trademark– Refer to Notes 2 and 6 to the Consolidated Financial Statements
Critical Audit Matter Description

The Company has intangible assets, including trademarks and trade names (“trademarks”). As of December 31, 2021, the carrying value of the intangible assets was $101.9 million, of which $70.5 million was attributed to prAna’s trademark. The Company used the relief from royalty method to estimate fair value, which requires management to make significant estimates and assumptions related to projected revenues.

Auditing management’s estimates and assumptions related to projected revenues for prAna involved especially subjective judgement.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates and assumptions related to projected revenues for the prAna trademark valuation included the following, among others:

•We tested the effectiveness of controls over intangible assets, including those over the forecasts of future revenues.
•We evaluated management’s ability to accurately forecast future revenues by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenues forecasts by comparing the forecasts to:
◦Historical revenues.
◦Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•We evaluated the inputs used in the forecast and the basis for the assumptions made by management.
•We evaluated the impact of changes in management’s forecasts from the October 31, 2021 annual measurement date to December 31, 2021.

Long-lived Asset Valuation – Refer to Notes 2, 5 and 9 to the Consolidated Financial Statements
Critical Audit Matter Description

The Company evaluates retail location long-lived assets for impairment when events or changes in circumstances exist that may indicate that the carrying amounts of retail location long-lived assets are no longer recoverable. Events that result in an impairment review include plans to close a retail location or a significant decrease in the operating results of the retail location. When such an indicator occurs, the Company evaluates its retail location long-lived assets for impairment by comparing the undiscounted future cash flow expected to be generated by the location to the location long-lived asset’s carrying amount. If the carrying amount of an asset exceeds the estimated undiscounted future cash flow, an analysis is performed to estimate the fair value of the asset. An impairment is recorded if the fair value of the retail location long-lived asset is less than the carrying amount.

The Company makes significant assumptions to evaluate retail location long-lived assets for possible indications of impairment. Changes in these assumptions could have a significant impact on the retail location long-lived assets identified for further analysis. For the year ended December 31, 2021, impairment charges from underperforming retail location long-lived assets were immaterial.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of retail location long-lived assets for possible indications of impairment included the following, among others:
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 36

•We tested the effectiveness of the controls over management's identification of possible circumstances that may indicate that the carrying amounts of retail location long-lived assets are no longer recoverable.
•We evaluated management's impairment analysis by:
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
February 24, 2022

We have served as the Company’s auditor since at least 1994; however, an earlier year could not be reliably determined.
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 37

Deloitte & Touche LLP U.S. Bancorp Tower 111 Southwest Fifth Avenue Suite 3900 Portland, OR 97204-3642 USA Tel:+1 503 222 1341 Fax: +1 503 224 2172 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Columbia Sportswear Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.

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

/s/    DELOITTE & TOUCHE LLP

Portland, Oregon
February 24, 2022
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 38

Table of Contents Index to Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$763,404	$790,725
Short-term investments	131,145	1,224
Accounts receivable, net of allowance of 8,893 and 21,810, respectively	487,803	452,945
Inventories, net	645,379	556,530
Prepaid expenses and other current assets	86,306	54,197
Total current assets	2,114,037	1,855,621
Property, plant and equipment, net	291,088	309,792
Operating lease right-of-use assets	330,928	339,244
Intangible assets, net	101,908	103,558
Goodwill	68,594	68,594
Deferred income taxes	92,121	96,126
Other non-current assets	68,452	63,636
Total assets	$3,067,128	$2,836,571
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$283,349	$206,697
Accrued liabilities	316,485	257,278
Operating lease liabilities	67,429	65,466
Income taxes payable	13,127	23,181
Total current liabilities	680,390	552,622
Non-current operating lease liabilities	317,666	353,181
Income taxes payable	44,541	49,922
Deferred income taxes	—	5,205
Other long-term liabilities	35,279	42,870
Total liabilities	1,077,876	1,003,800
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 250,000 shares authorized; 65,164 and 66,252 issued and outstanding, respectively	—	20,165
Retained earnings	1,993,628	1,811,800
Accumulated other comprehensive income (loss)	(4,376)	806
Total shareholders' equity	1,989,252	1,832,771
Total liabilities and shareholders' equity	$3,067,128	$2,836,571

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 39

Table of Contents Index to Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Net sales	$3,126,402	$2,501,554	$3,042,478
Cost of sales	1,513,947	1,277,665	1,526,808
Gross profit	1,612,455	1,223,889	1,515,670
Selling, general and administrative expenses	1,180,323	1,098,948	1,136,186
Net licensing income	18,372	12,108	15,487
Operating income	450,504	137,049	394,971
Interest income, net	1,380	435	8,302
Other non-operating income (expense), net	(373)	2,039	2,156
Income before income tax	451,511	139,523	405,429
Income tax expense	(97,403)	(31,510)	(74,940)
Net income	354,108	108,013	330,489

Earnings per share:
Basic	$5.37	$1.63	$4.87
Diluted	$5.33	$1.62	$4.83
Weighted average shares outstanding:
Basic	65,942	66,376	67,837
Diluted	66,415	66,772	68,493

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 40

Table of Contents Index to Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income	$354,108	$108,013	$330,489
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	4	56
Unrealized holding gains (losses) on derivative transactions (net of tax effects of $(7,138), $6,271, and $830, respectively)	19,283	(18,851)	(2,383)
Foreign currency translation adjustments (net of tax effects of $(40), $(388), and $2,188, respectively)	(24,465)	24,078	2,064
Other comprehensive income (loss)	(5,182)	5,231	(263)
Comprehensive income	348,926	113,244	330,226

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 41

Table of Contents Index to Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$354,108	$108,013	$330,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and non-cash lease expense	115,571	146,601	121,725
Provision for uncollectible accounts receivable	(10,758)	19,156	(108)
Loss on disposal or impairment of intangible assets, property, plant and equipment, and right-of-use assets	1,233	31,342	5,442
Deferred income taxes	(9,798)	(11,263)	(1,808)
Stock-based compensation	19,126	17,778	17,832
Changes in operating assets and liabilities:
Accounts receivable	(31,622)	22,885	(37,429)
Inventories, net	(100,261)	64,884	(84,058)
Prepaid expenses and other current assets	(24,858)	33,712	(15,068)
Other assets	1,231	(21,224)	(3,547)
Accounts payable	75,513	(49,275)	(10,419)
Accrued liabilities	66,457	(52,115)	18,863
Income taxes payable	(15,248)	9,082	(9,402)
Operating lease assets and liabilities	(85,176)	(52,112)	(54,197)
Other liabilities	(1,112)	8,613	7,137
Net cash provided by operating activities	354,406	276,077	285,452
Cash flows from investing activities:
Purchases of short-term investments	(130,191)	(35,044)	(136,257)
Sales and maturities of short-term investments	1,184	36,631	400,501
Capital expenditures	(34,744)	(28,758)	(123,516)
Net cash provided by (used in) investing activities	(163,751)	(27,171)	140,728
Cash flows from financing activities:
Proceeds from credit facilities	38,334	402,422	78,186
Repayments on credit facilities	(38,156)	(403,146)	(78,186)
Payment of line of credit issuance fees	—	(3,278)	—
Proceeds from issuance of common stock related to stock-based compensation	28,783	6,919	19,793
Tax payments related to stock-based compensation	(5,812)	(4,533)	(5,806)
Repurchase of common stock	(165,415)	(132,889)	(121,702)
Purchase of non-controlling interest	—	—	(17,880)
Cash dividends paid	(68,623)	(17,195)	(65,127)
Net cash used in financing activities	(210,889)	(151,700)	(190,722)
Net effect of exchange rate changes on cash	(7,087)	7,510	(1,244)
Net increase (decrease) in cash and cash equivalents	(27,321)	104,716	234,214
Cash and cash equivalents, beginning of period	790,725	686,009	451,795
Cash and cash equivalents, end of period	$763,404	$790,725	$686,009
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$129,483	$14,687	$99,062
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$5,853	$3,831	$9,543
See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 42

Table of Contents Index to Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

	Columbia Sportswear Company Shareholders' Equity
(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares Outstanding	Amount
Balance, January 1, 2019	68,246	$—	$1,677,920	$(4,063)	$16,456	$1,690,313
Net income	—	—	330,489	—	—	330,489
Purchase of non-controlling interest	—	—	—	(99)	(16,456)	(16,555)
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	56	—	56
Unrealized holding losses on derivative transactions, net	—	—	—	(2,383)	—	(2,383)
Foreign currency translation adjustment, net	—	—	—	2,064	—	2,064
Cash dividends ($0.96 per share)	—	—	(65,127)	—	—	(65,127)
Issuance of common stock related to stock-based compensation, net	558	13,987	—	—	—	13,987
Stock-based compensation expense	—	17,832	—	—	—	17,832
Repurchase of common stock	(1,243)	(26,882)	(94,347)	—	—	(121,229)
Balance, December 31, 2019	67,561	4,937	1,848,935	(4,425)	—	1,849,447
Net income	—	—	108,013	—	—	108,013
Other comprehensive income (loss):
Unrealized holding gains on available-for-sale securities, net	—	—	—	4	—	4
Unrealized holding losses on derivative transactions, net	—	—	—	(18,851)	—	(18,851)
Foreign currency translation adjustment, net	—	—	—	24,078	—	24,078
Cash dividends ($0.26 per share)	—	—	(17,195)	—	—	(17,195)
Issuance of common stock related to stock-based compensation, net	248	2,386	—	—	—	2,386
Stock-based compensation expense	—	17,778	—	—	—	17,778
Repurchase of common stock	(1,557)	(4,936)	(127,953)	—	—	(132,889)
Balance, December 31, 2020	66,252	20,165	1,811,800	806	—	1,832,771
Net income	—	—	354,108	—	—	354,108
Other comprehensive income (loss):
Unrealized holding gains on derivative transactions, net	—	—	—	19,283	—	19,283
Foreign currency translation adjustment, net	—	—	—	(24,465)	—	(24,465)
Cash dividends ($1.04 per share)	—	—	(68,623)	—	—	(68,623)
Issuance of common stock related to stock-based compensation, net	567	22,971	—	—	—	22,971
Stock-based compensation expense	—	19,126	—	—	—	19,126
Repurchase of common stock	(1,655)	(62,262)	(103,657)	—	—	(165,919)
Balance, December 31, 2021	65,164	$—	$1,993,628	$(4,376)	$—	$1,989,252

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 43

Table of Contents Index to Notes to Consolidated Financial Statements

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 44

Table of Contents Index to Notes to Consolidated Financial Statements

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

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. The Company's significant estimates relate to sales reserves; allowance for uncollectible accounts receivable; obsolescence reserves for excess; close-out and slow-moving inventory; impairment of long-lived assets, intangible assets and goodwill; and income taxes.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes issued by the Financial Accounting Standards Board (“FASB”) in December 2019, which, among other things, removes specific exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods, as well as targeted impacts to the accounting for taxes under hybrid tax regimes. At adoption there was not a material impact to the Company's financial position, results of operations or cash flows.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are stated at fair value or at cost, which approximates fair value, and include investments with original maturities of 90 days or less at the date of acquisition. At December 31, 2021, Cash and cash equivalents consisted of cash and money market funds. At December 31, 2020, Cash and cash equivalents consisted of cash, money market funds, and United States government treasury bills.

INVESTMENTS

At December 31, 2021, Short-term investments consisted of United States government treasury bills as well as money market funds and mutual fund shares held as part of the Company's deferred compensation plan expected to be distributed in the next twelve months. At December 31, 2020, Short-term investments consisted of money market funds and mutual fund shares held as part of the Company's deferred compensation plan expected to be distributed in the next twelve months. Investments held as part of the Company's deferred compensation plan are classified as trading securities and are recorded at fair value with any unrealized gains and losses included in SG&A expense. Realized gains or losses from these trading securities are determined based on the specific identification method and are included in SG&A expense.

At December 31, 2021 and 2020, long-term investments included in Other non-current assets consisted of money market funds and mutual fund shares held to offset liabilities to participants in the Company's deferred compensation plan. The investments are classified as long-term
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 45

Table of Contents Index to Notes to Consolidated Financial Statements
because the related deferred compensation liabilities are not expected to be paid within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported as a component of operating income.

ACCOUNTS RECEIVABLE

Accounts receivable have been reduced by an allowance for doubtful accounts. The Company maintains the allowance for estimated losses resulting from the inability of the Company's customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Write-offs of accounts receivable were $0.2 million and $8.0 million for the years ended December 31, 2021 and 2020, respectively.

INVENTORIES

Inventories consist primarily of finished goods and are carried at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company periodically reviews its inventories for excess, close-out or slow-moving items and makes provisions as necessary to properly reflect inventory value.

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

INTANGIBLE ASSETS AND GOODWILL

Intangible assets with indefinite lives and goodwill are not amortized but are periodically evaluated for impairment. Intangible assets that are determined to have finite lives are amortized using the straight-line method over their estimated useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. Intangible assets with finite lives include patents, purchased technology and customer relationships and have estimated useful lives which range from approximately 3 to 10 years.

CLOUD COMPUTING ARRANGEMENTS

The Company’s cloud computing arrangements ("CCAs") primarily relate to various enterprise resource planning systems, as well as other supporting systems. These assets are generally included in Other non-current assets in the Consolidated Balance Sheets and amortized on a straight-line basis over their assessed useful lives or the term of the underlying cloud computing hosting contract, whichever is shorter. As of December 31, 2021, CCAs in-service have useful lives which range from approximately ten months to five years. At December 31, 2021, and 2020 CCA assets consisted of capitalized implementation costs of $26.6 million and $24.3 million, respectively and associated accumulated amortization of $6.8 million and $1.9 million, respectively. Changes in these assets are recorded in Other assets within operating activities in the Consolidated Statements of Cash Flows.

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
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 46

Table of Contents Index to Notes to Consolidated Financial Statements
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

The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right-of-use ("ROU") asset and a lease liability at the lease commencement date. The lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how the Company determines (1) the discount rate it uses to discount the unpaid lease payments to present value, (2) the lease term and (3) lease payments.

Unpaid lease payments are discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company's incremental borrowing rate. Generally, the Company cannot determine the interest rate implicit in the lease because it does not have access to the lessor's estimated residual value or the amount of the lessor's deferred initial direct costs. Therefore, the Company generally uses its incremental borrowing rate as the discount rate for the lease. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Because the Company does not generally borrow on a collateralized basis, it uses market-based rates as an input to derive an appropriate incremental borrowing rate, adjusted for the lease term and the effect on that rate of designating specific collateral with a value equal to the unpaid lease payments for that lease. The Company also contemplates adjusting the discount rate for the amount of the lease payments.

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

For lease agreements entered into or reassessed after the adoption of Accounting Standards Codification ("ASC") 842, the Company has elected the practical expedient to account for the lease and non-lease components as a single lease component. Therefore, for those leases, the lease payments used to measure the lease liability include all of the fixed consideration in the contract.

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

IMPAIRMENT OF LONG-LIVED ASSETS, INTANGIBLE ASSETS AND GOODWILL

Long-lived assets, which include property, plant and equipment, lease ROU assets, capitalized implementation costs for cloud computing arrangements, and intangible assets with finite lives, are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimated fair value of the asset.

The Company reviews and tests its intangible assets with indefinite lives and goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company's intangible
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 47

Table of Contents Index to Notes to Consolidated Financial Statements
assets with indefinite lives consist of trademarks and trade names. In the impairment test for goodwill, the estimated fair value of the reporting unit is compared with the carrying amount of that reporting unit. In the impairment tests for trademarks and trade names, the Company compares the estimated fair value of each asset to its carrying amount. For goodwill and trademarks and trade names, if the carrying amount exceeds its estimated fair value, the Company calculates an impairment as the excess of carrying amount over the estimate of fair value.

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

Accrued income taxes in the Consolidated Balance Sheets include unrecognized income tax benefits relating to uncertain tax positions, including related interest and penalties, appropriately classified as current or non-current. The Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. In making this determination, the Company assumes that the taxing authority will examine the position and that it will have full knowledge of all relevant information. Changes in the Company's assessment may result in the recognition of a tax benefit or an additional charge to the tax provision in the period our assessment changes.

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

FOREIGN CURRENCY TRANSLATION

For the Company's subsidiaries whose functional currency is not the United States dollar, assets and liabilities have been translated into United States dollars using the exchange rates in effect at period end, and the sales and expenses have been translated into United States dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a separate component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

REVENUE RECOGNITION

Revenues are recognized when the Company's performance obligations are satisfied as evidenced by transfer of control of promised goods to customers or consumers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services. Within the Company's wholesale channel, control generally transfers to the customer upon shipment to, or upon receipt by, the customer depending on the terms of sale with the customer. Within the Company's direct-to-consumer ("DTC") channel, control generally transfers to the consumer at the time of sale within retail stores and concession-based arrangements and generally upon shipment to the consumer with respect to e-commerce transactions.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 48

Table of Contents Index to Notes to Consolidated Financial Statements
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

Shipping and Handling Costs

The Company treats shipping and handling activities as fulfillment costs, and as such recognize the costs for these activities at the time related revenue is recognized. The majority of these costs, typically associated with warehousing and handling of inventory, are generally recorded as SG&A expenses, while the direct costs associated with shipping goods to customers and consumers are recorded as Costs of sales. Shipping and handling fees billed to customers are recorded as Net sales. Shipping and handling costs recorded as a component of SG&A expenses and were $114.4 million, $98.0 million and $89.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

COST OF SALES

Cost of sales consists of all direct product costs, including shipping, duties and importation costs, as well as specific provisions for excess, close-out or slow-moving inventory. In addition, certain products carry life-time or limited warranty provisions for defects in quality and workmanship. Cost of sales includes a warranty reserve established for these provisions at the time of sale to cover estimated costs based on the Company's history of warranty repairs and replacements.

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

ADVERTISING COSTS

Advertising costs, including marketing and demand creation spending, are expensed in the period incurred and are included in SG&A expenses. Total advertising expense, including cooperative advertising costs, was $184.8 million, $141.3 million and $166.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Cooperative advertising costs are expensed when the related revenues are recognized and included in SG&A expenses.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 49

Table of Contents Index to Notes to Consolidated Financial Statements
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2021, the FASB issued ASU No. 2021-10 (“ASU 2021-10”), Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The impact of this new standard will depend on the amount of future government assistance received, if any.

NOTE 3 — REVENUES

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

The following tables disaggregate our operating segment Net sales by product category and channel, which the Company believes provides a meaningful depiction how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Year Ended December 31, 2021
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,624,542	$347,071	$263,432	$154,109	$2,389,154
Footwear	435,758	118,428	118,628	64,434	737,248
Total	$2,060,300	$465,499	$382,060	$218,543	$3,126,402
Channel net sales
Wholesale	$983,799	$215,448	$317,104	$144,008	$1,660,359
DTC	1,076,501	250,051	64,956	74,535	1,466,043
Total	$2,060,300	$465,499	$382,060	$218,543	$3,126,402

	Year Ended December 31, 2020
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	1,231,835	320,616	197,052	118,116	$1,867,619
Footwear	371,948	103,873	101,855	56,259	633,935
Total	$1,603,783	$424,489	$298,907	$174,375	$2,501,554
Channel net sales
Wholesale	838,388	198,083	249,161	117,628	$1,403,260
DTC	765,395	226,406	49,746	56,747	1,098,294
Total	$1,603,783	$424,489	$298,907	$174,375	$2,501,554

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 50

Table of Contents Index to Notes to Consolidated Financial Statements

	Year Ended December 31, 2019
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	1,562,487	395,002	245,381	138,292	$2,341,162
Footwear	380,520	134,280	121,691	64,825	701,316
Total	$1,943,007	$529,282	$367,072	$203,117	$3,042,478
Channel net sales
Wholesale	1,049,300	272,389	312,347	148,760	$1,782,796
DTC	893,707	256,893	54,725	54,357	1,259,682
Total	$1,943,007	$529,282	$367,072	$203,117	$3,042,478

PERFORMANCE OBLIGATIONS

For the years December 31, 2021 and 2020, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.

CONTRACT BALANCES

As of December 31, 2021 and 2020, contract liabilities included in Accrued Liabilities on the Consolidated Balance Sheets, which consisted of obligations associated with the Company's gift card and customer loyalty programs, were not material.

NOTE 4 — CONCENTRATIONS

TRADE RECEIVABLES

The Company had one customer that accounted for approximately 14.3% and 14.3% of Accounts receivable, net at December 31, 2021 and 2020, respectively. No single customer accounted for 10% or more of Net sales for any of the years ended December 31, 2021, 2020 or 2019.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31,
(in thousands)	2021	2020
Land and improvements	$33,107	$33,231
Buildings and improvements	209,792	209,251
Machinery, software and equipment	382,337	388,808
Furniture and fixtures	99,946	96,521
Leasehold improvements	155,872	152,852
Construction in progress	12,694	3,376
	893,748	884,039
Less accumulated depreciation	(602,660)	(574,247)
	$291,088	$309,792

Depreciation expense for Property, plant and equipment, net was $54.2 million, $60.9 million, and $59.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 51

Table of Contents Index to Notes to Consolidated Financial Statements
Impairment charges for property, plant and equipment are included in SG&A expense and were $0.5 million, $5.0 million, and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Charges during the years ended December 31, 2021, 2020 and 2019 were recorded primarily for certain underperforming retail stores in the U.S., EMEA and LAAP regions.

NOTE 6 — INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets, net consisted of the following:

	December 31,
(in thousands)	2021	2020
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198
Customer relationships	23,000	23,000
Gross carrying amount	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)
Customer relationships	(19,013)	(17,363)
Accumulated amortization	(33,211)	(31,561)
Net carrying amount	3,987	5,637
Intangible assets with indefinite lives	97,921	97,921
Intangible assets, net	$101,908	$103,558

Amortization expense for intangible assets subject to amortization was $1.7 million, $2.5 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019 respectively.

Impairment charges for intangible assets with indefinite lives are included in SG&A expense. For the year ended December 31, 2021 and 2019, there were no impairments recorded for intangible assets with indefinite lives. For the year ended December 31, 2020, an impairment charge of $17.5 million was recorded. The impairment of the prAna trademark and trade name intangible asset was determined as part of the annual impairment test. The fair value was estimated using a relief from royalty method under the income approach. Cash flow projections were developed in part from the Company's annual planning process. The discount rate was the estimated weighted-average costs of capital of the reporting unit from a market-participant perspective. The decline in estimated fair value from the fourth-quarter 2020 impairment test compared to the fourth-quarter 2019 impairment test reflected a lower estimated royalty rate and a decline in forecasted revenues.

Substantially all of the Company's goodwill is recorded in the U.S. segment. The Company determined that goodwill was not impaired for the years ended December 31, 2021, 2020, and 2019.

The following table presents the estimated annual amortization expense for the years 2022 through 2026:

(in thousands)
2022	$1,650
2023	1,650
2024	688
2025	—
2026	—

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 52

Table of Contents Index to Notes to Consolidated Financial Statements

NOTE 7 — SHORT-TERM BORROWINGS AND CREDIT LINES

DOMESTIC CREDIT FACILITY

The Company has an unsecured, committed revolving credit facility that provides for funding up to $500.0 million. This credit agreement matures on December 30, 2025. Interest, payable monthly, is based on the Company's option of either LIBOR plus an applicable margin or a base rate. Base rate is defined as the highest of the following, plus an applicable margin:

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

At December 31, 2021 and 2020, the Company was in compliance with all associated covenants and there was no balance outstanding.

INTERNATIONAL CREDIT FACILITY

The Company's European subsidiary has available an unsecured, committed line of credit, which are guaranteed by the Company, and provides for borrowing up to a maximum of €4.4 million (approximately US$5.0 million) at December 31, 2021, with borrowings to accrue interest at a base rate plus 75 basis points.

At December 31, 2021 and 2020, there was no balance outstanding.

NOTE 8 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Sales reserves	$98,998	$83,175
Accrued salaries, bonus, paid time off and other benefits	121,074	80,074
Accrued import duties	17,272	18,522
Taxes other than income taxes payable	27,930	15,002
Product warranties	13,645	14,745
Other	37,566	45,760
	$316,485	$257,278

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 53

Table of Contents Index to Notes to Consolidated Financial Statements
A reconciliation of product warranties is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of year	$14,745	$14,466	$13,186
Provision for warranty claims	2,179	3,033	5,152
Warranty claims	(2,917)	(3,128)	(3,810)
Other	(362)	374	(62)
Balance at end of year	$13,645	$14,745	$14,466

NOTE 9 — LEASES

The components of lease cost consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$71,996	$104,906	$78,609
Variable lease cost	67,745	58,391	60,085
Short term lease cost	5,612	9,600	9,013
	$145,353	$172,897	$147,707

For the year ended December 31, 2021, operating lease costs included $0.5 million of ROU impairment charges related to underperforming retail locations, as well as a gain of $8.6 million from the completion of lease termination negotiations and settlements related to certain prior year retail store closures. For the year ended December 31, 2020, operating lease cost included $16.5 million of accelerated amortization for retail locations that permanently closed during 2020 for which the related lease liabilities had not been extinguished as of December 31, 2020 due to ongoing negotiations with the landlords. In addition, for the year ended December 31, 2020, operating lease cost included $7.0 million of ROU asset impairment charges related to underperforming retail locations primarily in the U.S. segment for the year ended December 31, 2020. There was no impairment recorded for the year ended December 31, 2019.

In the periods presented, lease concessions reducing variable lease expense were not material.

The following table presents supplemental cash flow information:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$83,827	$82,083	$77,350
Operating lease liabilities arising from obtaining ROU assets(1)(2)	$53,168	$22,416	$471,396
Reductions to ROU assets resulting from reductions to operating lease liabilities	$118	$6,400	$783
(1) The year ended December 31, 2019 reflects the impact from amount initially capitalized in conjunction with the adoption of ASC 842.
(2) Includes amounts added to the carrying amount of lease liabilities resulting from lease modifications and reassessments.

The following table presents supplemental balance sheet information related to leases:

	December 31,
	2021	2020
Weighted average remaining lease term	5.72 years	6.16 years
Weighted average discount rate	3.25%	3.72%
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 54

Table of Contents Index to Notes to Consolidated Financial Statements
The following table presents the future maturities of lease liabilities as of December 31, 2021:

(in thousands)
2022	$78,228
2023	72,487
2024	65,678
2025	55,817
2026	49,095
Thereafter	106,326
Total lease payments	427,631
Less: imputed interest	(42,536)
Total lease liabilities	385,095
Less: current obligations	(67,429)
Long-term lease obligations	$317,666

As of December 31, 2021, the Company has additional operating lease commitments that have not yet commenced of $16.2 million. These leases will commence in 2022 with lease terms of approximately one to 10 years.

NOTE 10 — INCOME TAXES

INCOME TAX PROVISION

Consolidated income from continuing operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
United States operations	$318,306	$29,154	$247,642
Foreign operations	133,205	110,369	157,787
Income before income tax	$451,511	$139,523	$405,429

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$51,790	$18,435	$41,148
State and local	14,429	4,929	7,458
Non-United States	33,825	26,897	30,930
	100,044	50,261	79,536
Deferred:
Federal	(3,042)	(14,728)	(7,887)
State and local	(266)	(5,097)	(999)
Non-United States	667	1,074	4,290
	(2,641)	(18,751)	(4,596)
Income tax expense	$97,403	$31,510	$74,940

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 55

Table of Contents Index to Notes to Consolidated Financial Statements
The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,
(percent of income before tax)	2021	2020	2019
Provision for federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	2.5	1.5	1.7
Non-United States income taxed at different rates	2.7	2.1	(0.1)
Foreign tax credits	(2.4)	(0.9)	(0.1)
Adjustment to deferred taxes	—	(1.2)	(2.1)
Global Intangible Low-Taxed Income	0.1	0.1	—
Research credits	(0.4)	(1.4)	(0.5)
Withholding taxes	(1.4)	0.5	0.3
Excess tax benefits from stock plans	(0.9)	(0.8)	(1.6)
Other	0.4	1.7	(0.1)
Actual provision for income taxes	21.6%	22.6%	18.5%

DEFERRED INCOME TAX BALANCES

Significant components of the Company's deferred taxes consisted of the following:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Accruals and allowances	$40,518	$29,950
Lease liability	81,012	84,346
Capitalized inventory costs	23,950	24,222
Sales reserves	13,881	14,610
Stock compensation	6,329	6,078
Net operating loss carryforwards	22,767	24,253
Depreciation and amortization	22,076	29,358
Tax credits	387	844
Foreign currency	—	2,418
Other	2,164	2,304
Gross deferred tax assets	213,084	218,383
Valuation allowance	(22,502)	(23,534)
Net deferred tax assets	190,582	194,849
Deferred tax liabilities:
Depreciation and amortization	(10,414)	(16,206)
Prepaid expenses	(3,447)	(2,085)
ROU lease asset	(68,148)	(66,629)
Deferred tax liability associated with future repatriations	(13,069)	(19,008)
Foreign currency	(3,383)	—
Gross deferred tax liabilities	(98,461)	(103,928)
Total net deferred taxes	$92,121	$90,921

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 56

Table of Contents Index to Notes to Consolidated Financial Statements
Subsequent to the issuance of the Company’s December 31, 2020 consolidated financial statements, the Company identified that the Lease liability and corresponding ROU lease asset shown in the table above had been presented net with accruals and allowances, rather than gross. As a result, 2020 amounts in the table above have been revised from balances previously reported. The Company has assessed the qualitative and quantitative impact of the misstatement and determined it is not material to the 2020 financial statements. Further, the Company had previously recorded Sales reserves within Capitalized inventory costs, rather than presenting them separately and has reclassified such amounts to conform to the current year presentation.

The Company has foreign net operating loss carryforwards of $87.5 million as of December 31, 2021, of which $68.4 million have an unlimited carryforward period and $19.1 million expire between 2025 and 2040. The net operating losses result in deferred tax assets of $22.8 million and $24.3 million and were subject to a valuation allowance of $20.2 million and $21.2 million at December 31, 2021 and 2020, respectively.

At December 31, 2021, the Company had accumulated undistributed earnings generated by the Company's foreign subsidiaries of $333.9 million. As a result of the Tax Cuts and Jobs Act, these earnings have been subject to U.S. tax, so any further taxes associated with such earnings would generally be limited to foreign withholding and state taxes. The Company has recorded a deferred tax liability for these, except in the jurisdictions where we intend to indefinitely reinvest the earnings.

UNRECOGNIZED TAX BENEFITS

The Company conducts business globally, and, as a result, the Company or one or more of its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Japan, South Korea, Switzerland, and the United States. The Company has effectively settled Canadian tax examinations of all years through 2012, United States tax examinations of all years through 2016, Japanese tax examinations of all years through 2019, France tax examinations of all years through 2016, Swiss tax examinations of all years through 2016, Italy tax examinations of all years through 2016, and China tax examinations of all years through 2018. The Korean National Tax Service concluded an audit of the Company's 2009 through 2013 corporate income tax returns in 2014, and an audit of the Company's 2014 corporate income tax return in 2016. Due to the nature of the findings in both of these audits, the Company has invoked the Mutual Agreement Procedures outlined in the United States-Korean income tax treaty. The Company does not anticipate that adjustments relative to these findings, or any other ongoing tax audits, will result in material changes to its financial condition, results of operations or cash flows. As of December 31, 2021, the Company was under audit in the United States for tax years 2017 and 2018, Canada for tax years 2017 and 2018, and Korea for tax years 2016 through 2020. Other than the findings and audits previously noted, the Company is not currently under examination in any other major jurisdiction.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of year	$14,493	$12,478	$11,064
Increases related to prior year tax positions	355	1,903	4,374
Decreases related to prior year tax positions	(1,447)	(162)	(5,423)
Increases related to current year tax positions	883	906	4,991
Settlements	—	—	(1,464)
Expiration of statute of limitations	(429)	(632)	(1,064)
Balance at end of year	$13,855	$14,493	$12,478

Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months following December 31, 2021 by a range of zero to $6.5 million. Open tax years, including those previously mentioned, contain matters that could be subject to differing
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 57

Table of Contents Index to Notes to Consolidated Financial Statements
interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.

Unrecognized tax benefits of $12.9 million, $13.6 million and $11.5 million would affect the effective tax rate if recognized at December 31, 2021, 2020 and 2019, respectively.

The Company recognizes interest expense and penalties related to income tax matters in Income tax expense. The Company recognized a net increase of accrued interest and penalties of $0.3 million in 2021, and a net increase of accrued interest and penalties of $0.8 million in 2020 and a net reversal of accrued interest and penalties of $0.5 million in 2019, all of which related to uncertain tax positions. The Company had $2.6 million and $2.3 million of accrued interest and penalties related to uncertain tax positions at December 31, 2021 and 2020, respectively.

NOTE 11 — RETIREMENT SAVINGS PLANS

401(K) PROFIT-SHARING PLAN

The Company has a 401(k) profit-sharing plan, which covers substantially all United States employees. Participation begins the first day of the quarter following completion of 30 days of service. The Company, with approval of the Board of Directors, may elect to make discretionary matching or non-matching contributions. Costs recognized for Company contributions to the plan were $10.7 million, $10.1 million and $9.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

DEFERRED COMPENSATION PLAN

The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Costs recognized for Company matching contributions to the plan totaled $0.2 million, $0.4 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Participants earn a return on their deferred compensation based on investment earnings of participant-selected investments. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability, or termination of employment.

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

At December 31, 2021 and 2020, the long-term portion of the liability to participants under this plan was $21.8 million and $18.7 million, respectively, and was recorded in Other long-term liabilities. At December 31, 2021 and 2020, the current portion of the participant liability was $1.0 million and $1.2 million, respectively, and was recorded in Accrued liabilities. At December 31, 2021 and 2020, the fair value of the long-term portion of the investments related to this plan was $21.8 million and $18.7 million, respectively, and was recorded in Other non-current assets. At December 31, 2021 and 2020, the current portion of the investments related to this plan was $1.0 million and $1.2 million, respectively, and was recorded in Short-term investments.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 58

Table of Contents Index to Notes to Consolidated Financial Statements
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

NOTE 13 — SHAREHOLDERS' EQUITY
Since the inception of the Company's stock repurchase plan in 2004 through December 31, 2021, the Company's Board of Directors has authorized the repurchase of $1.5 billion of the Company's common stock. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of December 31, 2021, the Company had repurchased 28.5 million shares at an aggregate purchase price of $1,183.7 million and had $316.3 million remaining available. During the year ended December 31, 2021, the Company purchased an aggregate of $165.9 million of common stock under this program.

NOTE 14 — STOCK-BASED COMPENSATION

At its Annual Meeting held on June 3, 2020, the Company’s shareholders approved the Company’s 2020 Stock Incentive Plan (the “2020 Plan”), and the 2020 Plan became effective on that date following such approval. The 2020 Plan replaced the Company’s 1997 Stock Incentive Plan (the "Prior Plan”) and no new awards will be granted under the Prior Plan. The terms and conditions of the awards granted under the Prior Plan will remain in effect with respect to awards granted under the Prior Plan. The Company has reserved 3.0 million shares of common stock for issuance under the 2020 Plan, plus up to an aggregate of 1.5 million shares of the Company’s common stock that were previously authorized and available for issuance under the Prior Plan. At December 31, 2021, 3,643,701 shares were available for future grants under the 2020 Plan and up to 94,528 additional shares that were previously authorized and available for issuance under the Prior Plan may become available for future grants under the 2020 Plan.

The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cost of sales	$313	$303	$278
SG&A expense	18,813	17,475	17,554
Pre-tax stock-based compensation expense	19,126	17,778	17,832
Income tax benefits	(4,465)	(4,015)	(4,009)
Total stock-based compensation expense, net of tax	$14,661	$13,763	$13,823

The Company realized a tax benefit for the deduction from stock-based award transactions of $8.3 million, $4.1 million and $9.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 59

Table of Contents Index to Notes to Consolidated Financial Statements
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

The weighted average assumptions for stock options granted and resulting fair value is as follows:

	Year Ended December 31,
	2021	2020	2019
Expected option term	4.35 years	4.39 years	4.50 years
Expected stock price volatility	24.88%	21.19%	27.14%
Risk-free interest rate	0.54%	1.14%	2.49%
Expected annual dividend yield	1.09%	1.13%	1.03%
Weighted average grant date fair value per stock option granted	$17.95	$14.67	$22.51

The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding at January 1, 2019	1,604,621	$53.86	6.95	$48,703
Granted	395,653	93.98
Cancelled	(68,275)	74.10
Exercised	(452,325)	43.76
Options outstanding at December 31, 2019	1,479,674	66.74	7.11	49,930
Granted	660,071	87.25
Cancelled	(78,163)	83.76
Exercised	(142,419)	48.58
Options outstanding at December 31, 2020	1,919,163	74.45	7.19	29,489
Granted	687,772	95.90
Cancelled	(213,444)	89.96
Exercised	(459,957)	62.58
Options outstanding at December 31, 2021	1,933,534	$83.19	7.26	$29,889

Options vested and expected to vest at December 31, 2021	1,844,333	$82.67	7.18	$29,397
Options exercisable at December 31, 2021	773,731	$69.79	5.40	$21,744
(1) The aggregate intrinsic value above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company's closing stock price on that day.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 60

Table of Contents Index to Notes to Consolidated Financial Statements
Stock option compensation expense for the years ended December 31, 2021, 2020 and 2019 was $6.9 million, $7.0 million and $6.2 million, respectively. At December 31, 2021, unrecognized costs related to outstanding stock options totaled $13.1 million, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs related to stock options are being amortized over a weighted average period of 2.29 years. The aggregate intrinsic value of stock options exercised was $19.2 million, $4.9 million and $26.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total cash received as a result of stock option exercises for the years ended December 31, 2021, 2020 and 2019 was $28.8 million, $6.9 million and $19.8 million, respectively.

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

The fair value of service-based and performance-based restricted stock units that are not eligible for dividends are valued at the closing price of the Company’s common stock on the date of grant, reduced by the present value of dividends not received during the vesting period. Other assumptions incorporated into the grant date fair value include the vesting period and the Company's expected annual dividend yield.

The weighted average assumptions for restricted stock units granted and resulting fair value are as follows:

	Year Ended December 31,
	2021	2020	2019
Vesting period	3.77 years	3.79 years	3.76 years
Expected annual dividend yield	1.04%	1.18%	0.97%
Weighted average grant date fair value per restricted stock unit granted	$96.07	$78.90	$94.58

The following table summarizes the restricted stock unit activity under the Plan:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2019	424,001	$62.38
Granted	177,618	94.58
Vested(1)	(163,195)	60.45
Forfeited	(33,320)	72.35
Restricted stock units outstanding at December 31, 2019	405,104	76.45
Granted	216,318	78.90
Vested(1)	(160,229)	68.72
Forfeited	(35,918)	79.36
Restricted stock units outstanding at December 31, 2020	425,275	80.37
Granted	176,804	96.07
Vested(1)	(164,088)	75.61
Forfeited	(68,399)	86.38
Restricted stock units outstanding at December 31, 2021	369,592	$88.88
(1) The number of vested units includes shares withheld by the Company to pay up to maximum statutory requirements to taxing authorities on behalf of the employee. For the years ended December 31, 2021, 2020 and 2019, the Company withheld 56,792, 54,543 and 56,843 shares, respectively, to satisfy $5.8 million, $4.5 million and $5.8 million of employees' tax obligations, respectively.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 61

Table of Contents Index to Notes to Consolidated Financial Statements
Restricted stock unit compensation expense for the years ended December 31, 2021, 2020 and 2019 was $12.2 million, $10.8 million and $11.6 million, respectively. At December 31, 2021, unrecognized costs related to restricted stock units totaled $19.1 million, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs at December 31, 2021 are expected to be recognized over a weighted average period of 2.09 years. The total grant date fair value of restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $12.4 million, $11.0 million and $9.9 million, respectively.

NOTE 15 — EARNINGS PER SHARE

Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Weighted average common shares outstanding, used in computing basic earnings per share	65,942	66,376	67,837
Effect of dilutive stock options and restricted stock units	473	396	656
Weighted average common shares outstanding, used in computing diluted earnings per share	66,415	66,772	68,493
Earnings per share:
Basic	$5.37	$1.63	$4.87
Diluted	$5.33	$1.62	$4.83

Stock options and service-based restricted stock units, and performance-based restricted stock representing 843,578, 1,122,935 and 405,928 shares of common stock for the years ended December 31, 2021, 2020 and 2019, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 62

Table of Contents Index to Notes to Consolidated Financial Statements

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.

The following table sets forth the changes in Accumulated other comprehensive income (loss) attributable to the Company:

(in thousands)	Unrealized gains (losses) on available-for- sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance at January 1, 2019	$(60)	$11,964	$(15,967)	$(4,063)
Other comprehensive income before reclassifications	56	6,669	2,064	8,789
Amounts reclassified from accumulated other comprehensive loss (1)	—	(9,052)	—	(9,052)
Net other comprehensive income (loss) during the year	56	(2,383)	2,064	(263)
Purchase of non-controlling interest	—	(99)	—	(99)
Balance at December 31, 2019	(4)	9,482	(13,903)	(4,425)
Other comprehensive income (loss) before reclassifications	4	(7,218)	24,078	16,864
Amounts reclassified from accumulated other comprehensive loss (1)	—	(11,633)	—	(11,633)
Net other comprehensive income (loss) during the year	4	(18,851)	24,078	5,231
Balance at December 31, 2020	—	(9,369)	10,175	806
Other comprehensive income (loss) before reclassifications	—	16,113	(24,465)	(8,352)
Amounts reclassified from accumulated other comprehensive income (1)	—	3,170	—	3,170
Net other comprehensive income (loss) during the year	—	19,283	(24,465)	(5,182)
Balance at December 31, 2021	$—	$9,914	$(14,290)	$(4,376)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other operating income (expense), net on the Consolidated Statements of Operations. Refer to Note 18 for further information regarding reclassifications.

NOTE 17 — SEGMENT INFORMATION

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

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 63

Table of Contents Index to Notes to Consolidated Financial Statements
The following table presents financial information for the Company's reportable segments:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net sales to unrelated entities:
U.S.	$2,060,300	$1,603,783	$1,943,007
LAAP	465,499	424,489	529,282
EMEA	382,060	298,907	367,072
Canada	218,543	174,375	203,117
	$3,126,402	$2,501,554	$3,042,478
Segment operating income:
U.S.	$536,475	$250,485	$456,656
LAAP	42,025	35,875	80,138
EMEA	65,496	31,235	45,419
Canada	52,731	37,620	39,576
Total segment operating income	696,727	355,215	621,789
Unallocated corporate expenses	(246,223)	(218,166)	(226,818)
Interest income, net	1,380	435	8,302
Other non-operating income (expense), net	(373)	2,039	2,156
Income before income tax	$451,511	$139,523	$405,429

Depreciation and amortization expense:
U.S.	$21,098	$25,852	$23,388
LAAP	5,733	5,756	5,956
EMEA	3,423	3,739	4,036
Canada	2,586	2,825	3,009
Unallocated corporate expense	23,082	25,244	23,367
	$55,922	$63,416	$59,756
Accounts receivable, net:
U.S.	$265,731	$244,236
LAAP	85,696	83,671
EMEA	79,942	66,780
Canada	56,434	58,258
	$487,803	$452,945
Inventories, net:
U.S.	$455,960	$362,061
LAAP	77,620	94,448
EMEA	65,263	60,124
Canada	46,536	39,897
	$645,379	$556,530
Property, plant and equipment, net:
U.S.	$232,610	$245,690
Canada	24,898	25,992
All other countries	33,580	38,110
	$291,088	$309,792

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 64

Table of Contents Index to Notes to Consolidated Financial Statements

NOTE 18 — FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The following table presents the gross notional amount of outstanding derivative instruments:

	December 31,
(in thousands)	2021	2020
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$485,083	$417,707
Derivative instruments not designated as hedges:
Currency forward contracts	267,982	326,820

At December 31, 2021, $4.2 million of deferred net loss on both outstanding and matured derivatives recorded in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales or Cost of sales in the Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales or Cost of sales in the Consolidated Statements of Comprehensive Income are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, and yen as well as the euro exchange rate in effect against the pound sterling.

At December 31, 2021, the Company's derivative contracts had a remaining maturity of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $4.1 million at December 31, 2021. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 65

Table of Contents Index to Notes to Consolidated Financial Statements
The following table presents the balance sheet classification and fair value of derivative instruments:

		December 31,
(in thousands)	Balance Sheet Classification	2021	2020
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$7,927	$947
Currency forward contracts	Other non-current assets	10,142	1,126
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	2,545	7,573
Currency forward contracts	Other long-term liabilities	318	6,590
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	1,470	1,650
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,027	2,268

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Year Ended December 31,
(in thousands)		2021	2020	2019
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (loss), net of tax	—	$16,113	$(7,218)	$6,669
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Net sales	(448)	191	338
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Cost of sales	(4,072)	14,495	9,558
Gain reclassified from accumulated other comprehensive income (loss) to income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	451	817	—
Loss recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Net sales	—	—	(43)
Gain recognized in income for amount excluded from effectiveness testing and for the ineffective portion	Cost of sales	—	—	2,380
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating income (expense), net	(608)	(2,865)	411

NOTE 19 — FAIR VALUE MEASURES

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

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 66

Table of Contents Index to Notes to Consolidated Financial Statements

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,677	$—	$—	$2,677
Available-for-sale short-term investments:(1)
U.S. Government treasury bills	—	130,168	—	130,168
Other short-term investments:
Money market funds	73	—	—	73
Mutual fund shares	904	—	—	904
Other current assets:
Derivative financial instruments	—	9,397	—	9,397
Non-current assets:
Money market funds	2,219	—	—	2,219
Mutual fund shares	19,606	—	—	19,606
Derivative financial instruments	—	10,142	—	10,142
Total assets measured at fair value	$25,479	$149,707	$—	$175,186
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$3,572	$—	$3,572
Other long-term liabilities
Derivative financial instruments	—	318	—	318
Total liabilities measured at fair value	$—	$3,890	$—	$3,890
(1) Available-for-sale short-term investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 67

Table of Contents Index to Notes to Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis at December 31, 2020 are as follows:

(in thousands)	Level 1	Level 2		Level 3	Total
Assets:
Cash equivalents:
Money market funds	$119,378	$—		$—	$119,378
United States government treasury bills	—	234,982		—	234,982
Short-term investments:
Money market funds	105	—	0	—	105
Mutual fund shares	1,119	—		—	1,119
Other current assets:
Derivative financial instruments	—	2,597		—	2,597
Non-current assets:
Money market funds	4,059	—		—	4,059
Mutual fund shares	14,657	—		—	14,657
Derivative financial instruments	—	1,126		—	1,126
Total assets measured at fair value	$139,318	$238,705		$—	$378,023
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$9,841		$—	$9,841
Other long-term liabilities:
Derivative financial instruments	—	6,590		—	6,590
Total liabilities measured at fair value	$—	$16,431		$—	$16,431

NON-RECURRING FAIR VALUE MEASUREMENTS

The Company measured the fair value of certain trademark and trade name intangible assets and certain retail store long-lived assets consisting of property, plant and equipment, and lease ROU assets as part of impairment testing for the year ended December 31, 2021. The inputs used to measure the fair value of these assets are primarily unobservable inputs and, as such, considered Level 3 fair value measurements. See Notes 5, 6 and 9 for discussion of impairment charges.
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 68

Table of Contents Index to Notes to Consolidated Financial Statements

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

Under the supervision and with the participation of management, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, we, including our Chief Executive Officer and Chief Financial Officer, have concluded our internal control over financial reporting is effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 69

Table of Contents Index to Notes to Consolidated Financial Statements

PART III

ITEM 10.	DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2022 Proxy Statement entitled "PROPOSAL 1: ELECTION OF DIRECTORS," "CORPORATE GOVERNANCE - Oversight Documents - Code of Business Conduct and Ethics," and "CORPORATE GOVERNANCE - Board Structure - Committees" are incorporated herein by reference.

Information regarding our executive officers is included in Part I under "Information About Our Executive Officers".

ITEM 11.	EXECUTIVE COMPENSATION

The sections of our 2022 Proxy Statement entitled "EXECUTIVE COMPENSATION," "DIRECTOR COMPENSATION,"
"CORPORATE GOVERNANCE - Board Structure - Committees - Compensation Committee - Compensation Committee Interlocks and Insider Participation" and "COMPENSATION COMMITTEE REPORT" are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of our 2022 Proxy Statement entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "EQUITY COMPENSATION PLAN INFORMATION" are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2022 Proxy Statement entitled "CORPORATE GOVERNANCE - Certain Relationships and Related Person Transaction" and "CORPORATE GOVERNANCE - Board Structure - Independence" are incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections of our 2022 Proxy Statement entitled "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Principal Accountant Fees and Services" and "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Pre-Approval Policy" are incorporated herein by reference.

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 70

Table of Contents Index to Notes to Consolidated Financial Statements

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements | The Financial Statements of Columbia and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 39 to 68 of this Annual Report. The financial statement schedule required to be filed by Item 8 of this annual report and paragraph (b) of this Item 15 is included below.

(a)(3) | See Exhibit Index below for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

Schedule II
Valuation and Qualifying Accounts
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Other(2)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2021	$21,810	$(10,758)	$(210)	$(1,949)	$8,893
Year Ended December 31, 2020	$8,925	$19,156	$(7,991)	$1,720	$21,810
Year Ended December 31, 2019	$11,051	$(108)	$(1,235)	$(783)	$8,925
(1) Charges to the accounts included in this column are for the purposes for which the reserves were created.
(2) Amounts included in this column primarily relate to foreign currency translation.
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 71

Table of Contents Index to Notes to Consolidated Financial Statements

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

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 72

Table of Contents Index to Notes to Consolidated Financial Statements

Exhibit No.		Exhibit Name
+	10.7
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

+	10.8	Columbia Sportswear Company 401(k) Excess Retirement Plan
+	10.9
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

+	10.10
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

+	10.11
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

+	10.14
Columbia Sportswear Company Second Amendment Change in Control Severance Plan (incorporated by reference to exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017) (File No. 000-23939).

	10.15
Amended and Restated Credit Agreement dated April 17, 2019 among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to the Company's Form 8-K filed on April 22, 2019) (File No. 000-23939).

	10.16
First Amendment to Amended and Restated Credit Agreement dated March 26, 2020, among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on April 1, 2020) (File No. 000-23939).

	10.17
Second Amended and Restated Credit Agreement dated April 15, 2020, among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on April 16, 2020) (File No. 000-23939).

	10.18
First Amendment to Second Amended and Restated Credit Agreement, entered into as of July 10, 2020, among Columbia Sportswear Company, Wells Fargo Bank, National Association, as the administrative agent for the lenders and as a lender, and Bank of America, N.A., as a lender (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on July 14, 2020) (File No. 000-23939).

	10.19
Credit Agreement dated December 30, 2020, among Columbia Sportswear Company, JPMorgan Chase Bank, National Association, as the administrative agent for the lenders and as a lender, and the other lenders party thereto (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed on January 4, 2021) (File No. 000-23939).

*	10.20	Form of Indemnity Agreement for Directors (incorporated by reference to exhibit 10.17 to the Company's Registration Statement Filed on Form S-1 filed on December 24, 1997) (File No. 333-43199).
+	10.20(a)
Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004) (File No. 000-23939).

+	10.21	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939).
+	10.22
Tax Differential on Supplemental Wages Agreement, dated November 1, 2019, by and between Columbia Sportswear Company and Franco Fogliato (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019) (File No. 000-23939).

	10.23
Columbia Sportswear 2020 Stock Incentive Plan ("2020 Stock Incentive Plan") (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed on June 4, 2020) (File No. 333-238935).

	10.24
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

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 73

Table of Contents Index to Notes to Consolidated Financial Statements

Exhibit No.	Exhibit Name
10.26
Form of Performance-Based Restricted Stock Units Award Agreement for performance-based restricted stock units granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.4 to the Company's Form 8-K, filed on June 4, 2020) (File No. 000-23939).

10.27
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

None.
COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 74

Table of Contents Index to Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	February 24, 2022	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE		TITLE

/s/	TIMOTHY P. BOYLE
	Timothy P. Boyle	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/	JIM A. SWANSON
	Jim A. Swanson	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/	STEPHEN E. BABSON
	Stephen E. Babson	Director

/s/	ANDY D. BRYANT
	Andy D. Bryant	Director

/s/	JOHN W. CULVER
	John W. Culver	Director

/s/	WALTER T. KLENZ
	Walter T. Klenz	Director

/s/	KEVIN MANSELL
	Kevin Mansell	Director

/s/	RONALD E. NELSON
	Ronald E. Nelson	Director

/s/	SABRINA L. SIMMONS
	Sabrina L. Simmons	Director

/s/	MALIA H. WASSON
	Malia H. Wasson	Director

Date: February 24, 2022

COLUMBIA SPORTSWEAR COMPANY | 2021 FORM 10-K | 75