Form 10-Q
period 2022-03-31
COLUMBIA SPORTSWEAR CO
filed 2022-05-05
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

 —————————————————————

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	☒
The number of shares outstanding of the registrant's common stock on April 22, 2022 was 62,868,818.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q

Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding future performance or market position, including any statements regarding outdoor participation by consumers, the casualization of the apparel and footwear markets, the promotional environment, wholesale trade terms, inventories, consumer spending and preferences, store traffic, freight charges, inventory receipts, logistics constraints, manufacturing constraints, labor costs and shortages, inflationary pressures, the geopolitical environment, consumer expectations, our short and long-term cash needs and our ability to meet those needs, amortization expenses and maturities of liabilities.

These forward-looking statements, and others we make from time to time expressed in good faith, are believed to have a reasonable basis; however, each forward-looking statement involves risks and uncertainties. Many factors may cause actual results to differ materially from projected results in forward-looking statements, including the risks described in Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements are inherently less reliable than historical information. Except as required by law, we do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or to reflect changes in events, circumstances or expectations. New factors emerge from time to time and it is not possible for us to predict or assess the effects of all such factors or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | i

Table of Contents

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$435,240	$763,404	$873,641
Short-term investments	175,024	131,145	920
Accounts receivable, net of allowance of $5,412, $8,893 and $13,480, respectively	408,186	487,803	338,787
Inventories, net	714,415	645,379	525,704
Prepaid expenses and other current assets	105,261	86,306	66,173
Total current assets	1,838,126	2,114,037	1,805,225
Property, plant and equipment, net of accumulated depreciation of $603,229, $602,660 and $576,597, respectively	290,070	291,088	300,063
Operating lease right-of-use assets	333,356	330,928	363,652
Intangible assets, net	101,496	101,908	103,146
Goodwill	68,594	68,594	68,594
Deferred income taxes	89,613	92,121	86,825
Other non-current assets	66,724	68,452	66,401
Total assets	$2,787,979	$3,067,128	$2,793,906
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$262,255	$283,349	$165,555
Accrued liabilities	234,326	316,485	224,674
Operating lease liabilities	68,136	67,429	81,308
Income taxes payable	6,297	13,127	3,431
Total current liabilities	571,014	680,390	474,968
Non-current operating lease liabilities	321,250	317,666	356,766
Income taxes payable	40,299	44,541	50,285
Deferred income taxes	—	—	4,406
Other long-term liabilities	36,516	35,279	38,671
Total liabilities	969,079	1,077,876	925,096
Commitments and contingencies (Note 4)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 62,948, 65,164 and 66,457 issued and outstanding, respectively	—	—	22,230
Retained earnings	1,828,074	1,993,628	1,850,415
Accumulated other comprehensive income (loss)	(9,174)	(4,376)	(3,835)
Total shareholders' equity	1,818,900	1,989,252	1,868,810
Total liabilities and shareholders' equity	$2,787,979	$3,067,128	$2,793,906

See accompanying notes to condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 1

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Net sales	$761,510	$625,606
Cost of sales	383,063	304,204
Gross profit	378,447	321,402
Selling, general and administrative expenses	299,086	254,389
Net licensing income	4,305	3,467
Operating income	83,666	70,480
Interest income, net	395	278
Other non-operating income (expense), net	44	(304)
Income before income tax	84,105	70,454
Income tax expense	(17,268)	(14,554)
Net income	$66,837	$55,900

Earnings per share:
Basic	$1.04	$0.84
Diluted	$1.03	$0.84
Weighted average shares outstanding:
Basic	64,273	66,363
Diluted	64,591	66,885

See accompanying notes to condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 2

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$66,837	$55,900
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities (net of tax effects of $146)	(451)	—
Unrealized holding gains (losses) on derivative transactions (net of tax effects of $656 and $(3,368), respectively)	(2,091)	8,563
Foreign currency translation adjustments (net of tax effects of $850 and $414, respectively)	(2,256)	(13,204)
Other comprehensive income (loss)	(4,798)	(4,641)
Comprehensive income	$62,039	$51,259

See accompanying notes to condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 3

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$66,837	$55,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and non-cash lease expense	30,577	30,459
Provision for uncollectible accounts receivable	(3,377)	(7,849)
Loss on disposal or impairment of intangible assets, property, plant and equipment, and right-of-use assets	1,598	131
Deferred income taxes	2,746	4,577
Stock-based compensation	5,503	4,874
Changes in operating assets and liabilities:
Accounts receivable	81,220	117,818
Inventories, net	(71,108)	25,117
Prepaid expenses and other current assets	(17,604)	(11,150)
Other assets	(1,443)	51
Accounts payable	(20,823)	(41,194)
Accrued liabilities	(81,371)	(27,253)
Income taxes payable	(11,004)	(19,291)
Operating lease assets and liabilities	(15,979)	(21,273)
Other liabilities	440	(18)
Net cash provided by (used in) operating activities	(33,788)	110,899
Cash flows from investing activities:
Purchases of short-term investments	(44,877)	—
Sales and maturities of short-term investments	984	1,054
Capital expenditures	(12,885)	(3,896)
Net cash used in investing activities	(56,778)	(2,842)
Cash flows from financing activities:
Proceeds from credit facilities	—	7,753
Repayments on credit facilities	—	(7,532)
Proceeds from issuance of common stock related to stock-based compensation	2,512	13,772
Tax payments related to stock-based compensation	(3,959)	(5,358)
Repurchase of common stock	(217,317)	(11,223)
Cash dividends paid	(19,151)	(17,285)
Net cash used in financing activities	(237,915)	(19,873)
Net effect of exchange rate changes on cash	317	(5,268)
Net increase (decrease) in cash and cash equivalents	(328,164)	82,916
Cash and cash equivalents, beginning of period	763,404	790,725
Cash and cash equivalents, end of period	$435,240	$873,641
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$18,205	$37,534
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$6,702	$2,832

See accompanying notes to condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 4

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2021	65,164	$—	$1,993,628	$(4,376)	$1,989,252
Net income	—	—	66,837	—	66,837
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale securities, net	—	—	—	(451)	(451)
Unrealized holding losses on derivative transactions, net	—	—	—	(2,091)	(2,091)
Foreign currency translation adjustment, net	—	—	—	(2,256)	(2,256)
Cash dividends ($0.30 per share)	—	—	(19,151)	—	(19,151)
Issuance of common stock related to stock-based compensation, net	113	(1,446)	—	—	(1,446)
Stock-based compensation expense	—	5,503	—	—	5,503
Repurchase of common stock	(2,329)	(4,057)	(213,240)	—	(217,297)
Balance, March 31, 2022	62,948	$—	$1,828,074	$(9,174)	$1,818,900

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2020	66,252	$20,165	$1,811,800	$806	$1,832,771
Net income	—	—	55,900	—	55,900
Other comprehensive income (loss):
Unrealized holding gains on derivative transactions, net	—	—	—	8,563	8,563
Foreign currency translation adjustment, net	—	—	—	(13,204)	(13,204)
Cash dividends ($0.26 per share)	—	—	(17,285)	—	(17,285)
Issuance of common stock related to stock-based compensation, net	314	8,414	—	—	8,414
Stock-based compensation expense	—	4,874	—	—	4,874
Repurchase of common stock	(109)	(11,223)	—	—	(11,223)
Balance, March 31, 2021	66,457	$22,230	$1,850,415	$(3,835)	$1,868,810

See accompanying notes to condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 5

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 6

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of March 31, 2022, December 31, 2021 and March 31, 2021, the results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The December 31, 2021 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.

Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. The Company's significant estimates relate to sales reserves, allowance for uncollectible accounts receivable, excess, close-out and slow-moving inventory, impairment of long-lived assets, intangible assets and goodwill, and income taxes.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

None.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 7

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 — REVENUES

DISAGGREGATED REVENUE

As disclosed below in Note 9, the Company has four geographic reportable segments: United States ("U.S."), Latin America and Asia Pacific ("LAAP"), Europe, Middle East and Africa ("EMEA") and Canada.

The following tables disaggregate the Company's operating segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended March 31, 2022
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$385,228	$85,925	$63,269	$31,521	$565,943
Footwear	116,666	35,818	31,448	11,635	195,567
Total	$501,894	$121,743	$94,717	$43,156	$761,510
Channel net sales
Wholesale	$247,509	$59,938	$75,294	$25,483	$408,224
DTC	254,385	61,805	19,423	17,673	353,286
Total	$501,894	$121,743	$94,717	$43,156	$761,510

	Three Months Ended March 31, 2021
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$317,349	$78,723	$46,296	$26,542	$468,910
Footwear	91,313	33,254	24,469	7,660	156,696
Total	$408,662	$111,977	$70,765	$34,202	$625,606
Channel net sales
Wholesale	$200,881	$55,550	$57,764	$21,218	$335,413
DTC	207,781	56,427	13,001	12,984	290,193
Total	$408,662	$111,977	$70,765	$34,202	$625,606

PERFORMANCE OBLIGATIONS

For the three months ended March 31, 2022 and 2021, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.

CONTRACT BALANCES

As of March 31, 2022, December 31, 2021 and March 31, 2021, contract liabilities included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheets, which consisted of obligations associated with the Company's gift card and customer loyalty programs, were not material.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 8

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 — INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets, net consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Intangible assets with definite lives:
Patents and purchased technology	$14,198	14,198	14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)	(14,198)
Customer relationships	(19,425)	(19,013)	(17,775)
Accumulated amortization	(33,623)	(33,211)	(31,973)
Net carrying amount	3,575	3,987	5,225
Intangible assets with indefinite lives	97,921	97,921	97,921
Intangible assets, net	$101,496	$101,908	$103,146

Amortization expense for intangible assets subject to amortization was $0.4 million for the three months ended March 31, 2022 and 2021.

The following table presents the remaining estimated annual amortization expense for the years 2022 through 2027:

(in thousands)
2022	$1,237
2023	1,650
2024	688
2025	—
2026	—
2027	—

NOTE 4 — COMMITMENTS AND CONTINGENCIES

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 9

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through March 31, 2022, the Company's Board of Directors has authorized the repurchase of $1.5 billion of the Company's common stock. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of March 31, 2022, the Company had repurchased 30.8 million shares at an aggregate purchase price of $1,401.0 million and had $99.0 million remaining available. During the three months ended March 31, 2022, the Company repurchased an aggregate of $217.3 million of common stock under this program.

In April 2022, the Company's Board of Directors approved a $500.0 million increase in share repurchase authorization.

NOTE 6 — STOCK-BASED COMPENSATION

The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Stock options	$1,896	$1,910
Restricted stock units	3,607	2,964
Total	$5,503	$4,874

STOCK OPTIONS

During the three months ended March 31, 2022, the Company granted a total of 536,436 stock options at a weighted average grant date fair value of $18.36 per option. As of March 31, 2022, unrecognized costs related to outstanding stock options totaled $19.2 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average remaining period of 2.89 years.

RESTRICTED STOCK UNITS

During the three months ended March 31, 2022, the Company granted 206,787 restricted stock units at a weighted average grant date fair value of $86.74 per restricted stock unit. As of March 31, 2022, unrecognized costs related to outstanding restricted stock units totaled $30.6 million, before any related tax benefit. These unrecognized costs related to restricted stock units are expected to be recognized over a weighted average remaining period of 2.95 years.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 10

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 — EARNINGS PER SHARE

Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Weighted average common shares outstanding, used in computing basic earnings per share	64,273	66,363
Effect of dilutive stock options and restricted stock units	318	522
Weighted average common shares outstanding, used in computing diluted earnings per share	64,591	66,885
Earnings per share:
Basic	$1.04	$0.84
Diluted	$1.03	$0.84

Stock options, service-based restricted stock units, and performance-based restricted stock representing 1,230,716 and 693,403 shares of common stock for the three months ended March 31, 2022 and 2021, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.

NOTE 8 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) on the unaudited Condensed Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized holding gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.

The following table sets forth the changes in Accumulated other comprehensive income (loss) attributable to the Company:

(in thousands)	Unrealized holding losses on available-for-sale securities	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2021	$—	$9,914	$(14,290)	$(4,376)
Other comprehensive income (loss) before reclassifications	(451)	(1,864)	(2,256)	(4,571)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	(227)	—	(227)
Net other comprehensive income (loss) during the year	(451)	(2,091)	(2,256)	(4,798)
Balance as of March 31, 2022	$(451)	$7,823	$(16,546)	$(9,174)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 10 for further information regarding reclassifications.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 11

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	Unrealized holding gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2020	$(9,369)	$10,175	$806
Other comprehensive income (loss) before reclassifications	9,279	(13,204)	(3,925)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	(716)	—	(716)
Net other comprehensive income (loss) during the year	8,563	(13,204)	(4,641)
Balance as of March 31, 2021	$(806)	$(3,029)	$(3,835)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 10 for further information regarding reclassifications.

NOTE 9 — SEGMENT INFORMATION

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

The following table presents financial information for the Company's reportable segments:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net sales to unrelated entities:
U.S.	$501,894	$408,662
LAAP	121,743	111,977
EMEA	94,717	70,765
Canada	43,156	34,202
	$761,510	$625,606
Segment operating income:
U.S.	$113,176	$99,661
LAAP	13,002	9,718
EMEA	16,499	10,062
Canada	8,141	6,228
Total segment operating income	150,818	125,669
Unallocated corporate expenses	(67,152)	(55,189)
Interest income, net	395	278
Other non-operating income (expense), net	44	(304)
Income before income tax	$84,105	$70,454

CONCENTRATIONS

The Company had one customer that accounted for approximately 13.0%, 14.3% and 10.2% of Accounts receivable, net as of March 31, 2022, December 31, 2021, and March 31, 2021, respectively. No single customer accounted for 10% or more of Net sales for any of the three months ended March 31, 2022 and March 31, 2021, respectively.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 12

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 — FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated United States dollar inventory purchases. Subsidiaries that use United States dollars and European euros as their functional currency also have non-functional currency denominated sales for which the Company hedges the Canadian dollar and British pound. The Company manages these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. Time value components ("forward points") for forward contracts are included in the fair value of the cash flow hedge. These costs or benefits will be included in Accumulated other comprehensive income (loss) until the underlying hedge transaction is recognized in either Net sales or Cost of sales, at which time, the forward points will also be recognized as a component of Net income.

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

The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$536,790	$485,083	$484,176
Derivative instruments not designated as hedges:
Currency forward contracts	230,968	267,982	219,961

As of March 31, 2022, $5.1 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales, Cost of sales, or Other non-operating income (expense) in the unaudited Condensed Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales, Cost of sales, or Other non-operating income (expense) in the unaudited Condensed Consolidated Statements of Operations are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, and yen as well as the euro exchange rate in effect against the pound sterling.

As of March 31, 2022, the Company's derivative contracts had a remaining maturity of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $5.3 million as of March 31, 2022. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 13

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	March 31, 2022	December 31, 2021	March 31, 2021
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$9,184	$7,927	$2,438
Currency forward contracts	Other non-current assets	7,351	10,142	6,159
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	3,411	2,545	4,908
Currency forward contracts	Other long-term liabilities	1,383	318	2,337
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	1,888	1,470	1,759
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	902	1,027	1,793

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Three Months Ended March 31,
(in thousands)		2022	2021
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (loss), net of tax	—	$(1,864)	$9,279
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Net sales	(136)	100
Gain reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Cost of sales	311	772
Gain reclassified from accumulated other comprehensive income (loss) to income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	222	106
Derivative instruments not designated as cash flow hedges:
Gain recognized in income	Other non-operating income (expense), net	590	897

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 14

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 — FAIR VALUE MEASURES

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$142	$—	$—	$142
Available-for-sale short-term investments:(1)
U.S. Government treasury bills	—	174,435	—	174,435
Other short-term investments:
Money market funds	145	—	—	145
Mutual fund shares	444	—	—	444
Other current assets:
Derivative financial instruments	—	11,072	—	11,072
Non-current assets:
Money market funds	1,383	—	—	1,383
Mutual fund shares	20,730	—	—	20,730
Derivative financial instruments	—	7,351	—	7,351
Total assets measured at fair value	$22,844	$192,858	$—	$215,702
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$4,313	$—	$4,313
Other long-term liabilities:
Derivative financial instruments	—	1,383	—	1,383
Total liabilities measured at fair value	$—	$5,696	$—	$5,696
(1) Available-for-sale short-term investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 15

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Other long-term liabilities:
Derivative financial instruments	—	318	—	318
Total liabilities measured at fair value	$—	$3,890	$—	$3,890
(1) Available-for-sale short-term investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 16

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Special Note Regarding Forward Looking Statements", Part I, Item 1 and Part II, Item 1A of this Quarterly Report on Form 10-Q. In addition, refer to Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021 for our discussion and analysis comparing financial condition and results of operations from 2021 to 2020.

OVERVIEW

We connect active people with their passions. We are a global leader in designing, developing, marketing, and distributing outdoor, active and everyday lifestyle products. We manage these products in two categories: apparel, accessories, and equipment products and footwear products. We provide our products through our four well-known brands: Columbia, SOREL, Mountain Hardwear, and prAna. Apparel, accessories, and equipment products are provided by our Columbia, Mountain Hardwear and prAna brands. Footwear products are provided by our Columbia and SOREL brands. We sell our products in approximately 90 countries and operate in four geographic segments: U.S., LAAP, EMEA, and Canada.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 17

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Decreased Promotional Environment | In the first quarter of 2022, we operated in a low promotional environment and experienced fewer order cancellations, sales returns and customer accommodations than historically experienced. We expect these trends to remain favorable in early 2022 and expect a gradual return to a more normalized promotional environment and transition towards more normalized trading terms. For 2022, we do not expect these metrics to return to levels experienced in 2019 and prior years.

Lean Inventory Across the Marketplace | Consumer demand acceleration coupled with supply chain constraints in 2021 resulted in lower inventory in the marketplace at the start of 2022. Given ongoing supply chain disruptions and the imbalance between global supply and demand, we expect marketplace inventories to remain low until supply chain constraints ease. In addition, retailers may choose to carry less inventory than pre-pandemic levels and instead rely on replenishments, to the extent possible.

Changes in Consumer Spending Ability and Preferences | We believe government stimulus and unemployment benefits increased consumers’ discretionary spending ability in 2021 and 2020. In addition, we believe we benefited as consumers shifted from service-based to product-based spending due to their limited ability to travel, attend entertainment-based experiences or purchase certain services. For 2022, we have experienced and expect to continue to experience a reduction of these tailwinds.

Decreased Direct-to-Consumer Store Traffic | For the first quarter of 2022, the majority of our stores remained open. At varying times, government efforts to control the spread of COVID-19 impacted our stores in China. Overall, our global store retail traffic trends continue to improve, with our U.S. retail store traffic recovering to pre-pandemic levels in the first quarter of 2022. While store traffic is improving, we expect it to continue to remain uneven across our store fleet by region, depending on regional impacts of the virus and government efforts.

Increased Freight Charges | In the first quarter of 2022, we experienced elevated ocean freight charges as a result of an imbalance of supply and demand for steamship and ocean container capacity and changes in our ocean freight sourcing practices. We expect our ocean freight charges to be reduced in the latter part of 2022. However, the imbalance in the marketplace persists and ocean freight costs will remain elevated compared to historical norms. Additionally, recent increases in oil prices have resulted in fuel surcharges from certain of our freight carriers that deliver product to our retail stores and to consumers.

Later Inventory Receipts | During the third quarter of 2021, several weeks of government mandated factory closures in Vietnam disrupted our manufacturing partners' operations and impacted production of Fall 2021 and Spring 2022 product. In addition, port congestion and shortages in transportation and labor further slowed the transportation of our inventory. As a result of these supply chain disruptions, we received Fall 2021 inventory later than expected, and continue to receive Spring 2022 inventory later than originally planned. We expect the supply chain transit time to modestly improve by late 2022. However, we continue to anticipate longer than historical transit times for inventory receipts and shipments to our wholesale customers and inventory available for our DTC businesses in 2022, potentially resulting in impacts to future net sales and gross margin.

Manufacturing Capacity Constraints | In 2021, we experienced footwear manufacturing capacity constraints which prevented us from securing footwear product to fully meet demand. Although we are growing footwear manufacturing capacity in 2022, we again expect demand to outstrip capacity due to anticipated footwear sales growth rates. We anticipate being able to meet footwear demand with appropriate supply in 2023.

Continued Labor Shortages | Labor shortages continue to be prevalent in the U.S. and labor costs have risen in an effort to compete for employees. We have made certain wage adjustments in an effort to be more competitive in the current environment and have diminished the effects of current labor shortages on our operations at this time. However, we anticipate rising costs and labor shortages to continue in 2022 resulting from the continued competition for talent.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 18

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
Increased Inflationary Pressures | Inflationary pressures, including increased inbound freight costs, impacted our results in the first quarter of 2022. In addition to increased inbound freight costs, we expect increased product input costs, including higher wages and raw materials costs, to impact our results throughout 2022. We implemented product price increases for our Spring 2022 season and, to a greater extent, for our Fall 2022 season. We do not expect planned price increases will fully offset gross margin pressure, particularly the effect of increased inbound freight costs. Price increases varied by market and product category. In the U.S., on average, we increased pricing by a mid-single digit percent for our Spring 2022 product line and by a high-single to low-double-digit percent for our Fall 2022 product line. Over time, we anticipate ocean freight and raw material cost inflation will moderate, while wage inflation will be more permanent.

Changing Geopolitical Environment | The macro-geopolitical environment has rapidly changed as a result of the invasion of Ukraine by Russian forces. We do not have any direct operations in Russia and historically have operated in that market through a contract with a third-party international distributor on an advance order basis. As a result of the conflict in Ukraine, we paused taking any new orders from this distributor. The impact of the invasion is being felt not only in our relationship with our third-party international distributor, but also in political relationships throughout the globe. These political tensions have the potential to manifest themselves in certain regions where we directly operate.

Changing Consumer Expectations | Consumer behavior continues to fluctuate. Consumer expectations and the related competitive pressures have increased and continue to increase relative to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges and other evolving expectations. We maintain and continue to make substantial investments in information systems, processes and personnel to support our ongoing demand planning efforts to provide forecasting of optimal inventory to meet customer and consumer demands.

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

RESULTS OF OPERATIONS

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with Item 1 of this Quarterly Report on Form 10-Q. All references to quarters relate to the quarter ended March 31 of that particular year.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 19

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
Results of Operations — Consolidated
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table presents the items in our unaudited Condensed Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Three Months Ended March 31,
(in millions, except for percentage of net sales and per share amounts)	2022		2021
Net sales	$761.5	100.0%	$625.6	100.0%
Cost of sales	383.1	50.3%	304.2	48.6%
Gross profit	378.4	49.7%	321.4	51.4%
Selling, general and administrative expenses	299.1	39.3%	254.4	40.7%
Net licensing income	4.4	0.6%	3.5	0.6%
Operating income	83.7	11.0%	70.5	11.3%
Interest income, net	0.4	—%	0.3	—%
Other non-operating income (expense), net	—	—%	(0.3)	—%
Income before income tax	84.1	11.0%	70.5	11.3%
Income tax expense	(17.3)	(2.2)%	(14.6)	(2.4)%
Net income	$66.8	8.8%	$55.9	8.9%

Diluted earnings per share	$1.03		$0.84

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentages)	Reported Net Sales 2022	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2022 (1)	Reported Net Sales 2021	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
Brand Net Sales:
Columbia	$643.8	$10.7	$654.5	$527.4	22%	24%
SOREL	63.6	0.4	64.0	46.3	37%	38%
prAna	32.7	—	32.7	31.5	4%	4%
Mountain Hardwear	21.4	0.2	21.6	20.4	5%	6%
Total	$761.5	$11.3	$772.8	$625.6	22%	24%

Product Category Net Sales:
Apparel, Accessories and Equipment	$565.9	$7.7	$573.6	$468.9	21%	22%
Footwear	195.6	3.6	199.2	156.7	25%	27%
Total	$761.5	$11.3	$772.8	$625.6	22%	24%

Channel Net Sales:
Wholesale	$408.2	$5.8	$414.0	$335.4	22%	23%
DTC	353.3	5.5	358.8	290.2	22%	24%
Total	$761.5	$11.3	$772.8	$625.6	22%	24%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 20

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
Overall, our global net sales increase reflects shipments of higher Spring 2022 orders and DTC growth, partially constrained by supply chain disruptions that resulted in lower-than-expected wholesale shipments. In addition, Columbia and SOREL brand net sales benefited from favorable late season cold weather product sales, as well as improved manufacturing partner capacities that contributed to increased footwear net sales. Our global DTC e-commence business grew 21% and represented 20% of our global net sales for the first quarter of 2022, compared to growth of 35% and represented 20% of global net sales for the comparable period in 2021.

Gross Profit. Our gross profit may not be comparable to other companies in our industry as some companies may include all costs related to their distribution network in Cost of sales, while we include these expenses in SG&A expenses. Gross profit is summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentages and basis points)	2022	2021	Change
Gross profit	$378.4	$321.4	$57.0	18%
Gross margin	49.7%	51.4%	-170 bps

Gross margin contracted primarily due to the following factors:
•an approximate 240 bps decrease related to supply chain capacity constraints that resulted in higher inbound freight costs;
•unfavorable year-over-year changes in inventory provisions, as first quarter 2022 inventory reserves reflected less of a decline compared to first quarter 2021, largely due to incremental inventory reserves established in 2020 resulting from the heightened risk related to the COVID-19 pandemic; and
•unfavorable regional net sales shifts; partially offset by
•increased channel profitability due to higher DTC product margins driven by lower promotional levels, partially offset by lower wholesale margins which reflected the net impact of higher footwear sales mix, input cost pressure, price increases and a higher proportion of full price vs off price sales.

Selling, General and Administrative Expenses. SG&A expenses includes all costs associated with our design, merchandising, marketing, distribution, and corporate functions, including related depreciation and amortization.

SG&A expenses is summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentages and basis points)	2022	2021	Change
Selling, general and administrative expenses	$299.1	$254.4	$44.7	18%
Selling, general and administrative expenses as percent of net sales	39.3%	40.7%	-140 bps

The SG&A expenses increase was primarily due to expenses incurred to support the growth of our business and investments to drive our brand-led consumer-focused strategy. Factors primarily contributing to the increase of SG&A expenses included:
•increased demand creation spend of $10.1 million, including higher spending with sales growth and incremental strategic investment spend;
•higher global retail expenses associated with sales growth and new stores;
•higher personnel expenses, reflecting increased headcount to support business growth, as well as annual merit and other wage rate increases; and
•unfavorable year-over-year changes in bad debt provisions, as first quarter 2022 bad debt reserves reflected less of a decline compared to first quarter 2021, largely due to incremental bad debt reserves established in 2020 resulting from the heightened accounts receivable risk related to the COVID-19 pandemic.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 21

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
Income Tax Expense. Income tax expense and the related effective income tax rate is summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentages)	2022	2021	Change
Income tax expense	$(17.3)	$(14.6)	$2.7	18%
Effective income tax rate	20.5%	20.7%

Our effective income tax rates for the three months ended March 31, 2022 and 2021 were impacted by discrete tax items, which lowered the effective tax rate each period. Our effective income tax rate for the three months ended March 31, 2022 includes the non-recurring benefit related to the finalization of U.S. and foreign audits. Our effective income tax rate for the three months ended March 31, 2021 includes a non-recurring benefit related to common stock benefits.

Results of Operations — Segment
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Segment operating income includes net sales, cost of sales, SG&A expenses, and net licensing income for each of our four reportable geographic segments. Operating income as a percentage of net sales in the U.S. is typically higher than the other segments primarily due to scale efficiencies associated with the larger base of net sales in the U.S. and, to a lesser extent, incremental licensing income.

We anticipate this trend to continue until other segments achieve scale efficiencies from higher levels of net sales volume relative to the fixed cost structure necessary to operate the business.

Net sales by geographic segment are summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentage changes)	Reported Net Sales 2022	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2022 (1)	Reported Net Sales 2021	Reported Net Sales % Change	Constant-currency Net Sales % Change(1)
U.S.	$501.9	$—	$501.9	$408.6	23%	23%
LAAP	121.7	5.5	127.2	112.0	9%	14%
EMEA	94.7	5.7	100.4	70.8	34%	42%
Canada	43.2	0.1	43.3	34.2	26%	27%
	$761.5	$11.3	$772.8	$625.6	22%	24%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Operating income for each reportable segments and unallocated corporate expenses are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2022	2021	Change
U.S.	$113.2	$99.7	$13.5
LAAP	13.0	9.7	3.3
EMEA	16.5	10.1	6.4
Canada	8.1	6.2	1.9
Total segment operating income	150.8	125.7	25.1
Unallocated corporate expenses	(67.1)	(55.2)	(11.9)
Operating income	$83.7	$70.5	$13.2

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 22

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
U.S.

U.S. operating income increased $13.5 million to $113.2 million, or 22.5% of net sales, for the first quarter of 2022 from $99.7 million, or, 24.4% of net sales, for the comparable period in 2021. The increase was driven primarily by increased net sales partially offset by contracted gross margin. U.S. net sales increased $93.3 million, or 23%, for the first quarter of 2022, compared to the same period in 2021. U.S. net sales increased across all channels and product categories, largely driven by increased net sales for our Columbia brand and, to a lesser extent, our SOREL brand. Increased U.S. wholesale net sales were driven by increased consumer demand, shipment of higher Spring 2022 orders and favorable late season cold weather product sales. U.S DTC net sales increased from net sales growth generated from our e-commerce business and retail stores. As of March 31, 2022, our U.S. business operated 143 retail stores, compared to 132 stores as of March 31, 2021. SG&A expenses decreased slightly as a percentage of net sales to 27.5% for the first quarter of 2022 compared to 27.7% for the same period in 2021.

LAAP

LAAP operating income increased $3.3 million to $13.0 million, or 10.7% of net sales, for the first quarter of 2022 from $9.7 million, or 8.7% of net sales, for the comparable period in 2021. The increase was driven primarily by increased net sales combined with increased gross margin. LAAP net sales increased $9.7 million, or 9% (14% constant-currency), for the first quarter of 2022, compared to the same period in 2021, led by increased net sales in our LAAP distributor business, followed by our Korea, Japan and China businesses. LAAP SG&A expense decreased as a percentage of net sales to 46.6% for the first quarter of 2022 compared to 47.7% for the same period in 2021.

EMEA

EMEA operating income increased $6.4 million to $16.5 million, or 17.4% of net sales, for the first quarter of 2022 from $10.1 million, or 14.2% of net sales, for the comparable period in 2021. The increase was driven primarily by increased net sales, partially offset by decreased gross margin. EMEA net sales increased $23.9 million, or 34% (42% constant-currency), for the first quarter of 2022, compared to the same period in 2021. EMEA net sales increased primarily in our Europe-direct business, and to a lesser extent our EMEA distributor business. EMEA SG&A expense decreased as a percentage of net sales to 26.3% for the first quarter of 2022 compared to 31.1% in 2021, driven by leveraging of fixed operating expenses.

Canada

Canada operating income increased $1.9 million to $8.1 million, or 18.9% of net sales, for the first quarter of 2022 from $6.2 million, or 18.2% of net sales, for the comparable period in 2021. The increase primarily resulted from increased net sales partially offset by decreased gross margin. Canada net sales increased $9.0 million, or 26% (27% constant-currency), for the first quarter of 2022, compared to the same period in 2021, primarily driven by increased net sales in our Canada DTC and wholesale businesses. Canada SG&A expense decreased as a percentage of net sales to 28.5% for the first quarter of 2022 compared to 30.6% for the same period in 2021 driven by leveraging of fixed operating expenses.

Unallocated corporate expenses increased by $11.9 million to $67.1 million in 2022, from $55.2 million in 2021, largely driven by higher personnel expenses and technology related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Including cash, cash equivalents, short-term investments and available committed credit lines, we had over $1 billion in total liquidity as of March 31, 2022. Our liquidity may be affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level at the end of the third quarter and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of product we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 23

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
Cash Flow Activities

Cash flows are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(33.8)	$110.9	$(144.7)
Investing activities	(56.8)	(2.8)	(54.0)
Financing activities	(237.9)	(19.9)	(218.0)
Net effect of exchange rate changes on cash	0.3	(5.3)	5.6
Net increase (decrease) in cash and cash equivalents	$(328.2)	$82.9	$(411.1)

The change in cash flows used in operating activities was driven by a $160.5 million increase in cash used in changes in assets and liabilities, partially offset by a $15.8 million increase in net income and non-cash adjustments. The most significant comparative changes included Inventories, net, Accrued liabilities, Accounts receivable, net and Accounts payable. The $96.2 million increase in cash used in Inventories, net was mainly driven by an increase in inventory purchases, reflecting strong consumer demand and increased wholesale customer orders. The $54.1 million increase in cash used in Accrued liabilities was primarily driven by changes in accruals for compensation as well as taxes. The $36.6 million decrease in cash provided by Accounts receivable, net was driven by higher wholesale net sales, partially offset by higher collections of accounts receivable. The decrease of $20.4 million in cash used in Accounts payable primarily reflects the effects of higher in-transit inventory and higher accruals.

Net cash used in investing activities was $56.8 million for the three months ended March 31, 2022 compared to $2.8 million for the same period in 2021. For the 2022 period, net cash used in investing activities consisted of $43.9 million in net purchases of short-term investments and $12.9 million for capital expenditures. For the 2021 period, net cash used in investing activities primarily consisted of $3.9 million for capital expenditures, offset by $1.1 million in sales of short-term investments.

Net cash used in financing activities was $237.9 million for the three months ended March 31, 2022 compared to $19.9 million for the same period in 2021. For the 2022 period, net cash used in financing activities primarily consisted of repurchases of common stock of $217.3 million and dividend payments to our shareholders of $19.2 million. For the 2021 period, net cash used in financing activities primarily consisted of dividend payments to our shareholders of $17.3 million and repurchases of common stock of $11.2 million, partially offset by proceeds from issuance of common stock related to share-based compensation of $13.8 million.

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of March 31, 2022, we had cash and cash equivalents of $435.2 million and short-term investments of $175.0 million, compared to $763.4 million and $131.1 million, respectively, as of December 31, 2021 and $873.6 million and $0.9 million, respectively, as of March 31, 2021.

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 24

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2022, there was no balance outstanding under our credit facility. At the time of this filing, we are in compliance with all financial covenants necessary as a condition for borrowing under the credit agreement.

International Credit Facilities

Our European subsidiary has available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowing up to €4.4 million (approximately US$4.9 million). Borrowings accrue interest at a base rate plus 75 basis points.

In addition, collectively, our international subsidiaries have available approximately US$110.7 million in unsecured and uncommitted lines of credit and overdraft facilities.

As of March 31, 2022, there was no balance outstanding under our international subsidiaries' lines of credit and overdraft facilities.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash flows from operations and, if needed, borrowings from our existing credit facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and our retail stores to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collections of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. We maintain and continue to make substantial investments in information systems, processes and personnel to support our ongoing demand planning efforts to meet our working capital management goals.

We have planned 2022 capital expenditures of approximately $80 to $100 million. This includes investments in our digital and supply chain capabilities to support our strategic priorities and our DTC operations, including new stores. Our actual capital expenditures may differ from the planned amounts depending on factors such as the timing of system implementations and new store openings and related construction as well as the availability of capital assets from suppliers.

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

Other cash commitments

Our inventory purchase obligations increased to $876.3 million as of March 31, 2022, compared to $656.5 million and $635.8 million as of December 31, 2021 and March 31, 2021, respectively.

There have been no other significant changes to our other cash commitments as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales, and expenses
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 25

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting for sales reserves, allowance for uncollectible accounts receivable, excess, close-out and slow-moving inventory, impairment of long-lived assets, intangible assets and goodwill, and income taxes have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies and estimates. We base our ongoing estimates on historical experience and other assumptions that we believe to be reasonable in the circumstances. Refer to Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding our critical accounting policies and estimates.

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

There have been no significant changes to the Company's significant accounting policies described at Note 2 in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.	CONTROLS AND PROCEDURES

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

Based on our evaluation, we, including, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 26

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

PART II — OTHER INFORMATION

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

The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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
•Weather Conditions, Including Global Climate Change Trends. Our sales are adversely affected by unseasonable weather conditions. A significant portion of our DTC sales is dependent in part on the weather and our DTC sales growth is likely to be adversely impacted or may even decline in years in which weather conditions do not stimulate demand for our products. Unseasonable weather also impacts future sales to our wholesale customers, who may hold inventory into subsequent seasons in response to unseasonable weather. Our results may be negatively impacted if management is not able to adjust expenses in a timely manner in response to unfavorable weather conditions and the resulting impact on consumer and customer demand. The
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 27

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
magnitude by which global weather patterns trend warmer will influence the extent to which consumer and customer demand for our outerwear products will be negatively affected.
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

We do not have long-term contracts with any of our wholesale customers. We do have contracts with our independent international distributors; although these contracts may have annual purchase minimums that must be met in order to retain distribution rights, the distributors are not otherwise obligated to purchase products from us. Sales to our wholesale customers (other than our international distributors) are generally on an order-by-order basis and are subject to rights of cancellation and rescheduling prior to shipment of orders. We place the majority of our orders for products with our contract manufacturers for our wholesale customers based on these advance orders. We consider the timing of delivery dates in our wholesale customer orders when we forecast our sales and earnings for future periods. If any of our major wholesale customers experience a significant downturn in business or fail to remain committed to our products or brands, or if we are unable to deliver products to our wholesale customer in the agreed upon manner or reach mutually agreeable accommodations, these customers could postpone, reduce, cancel, or discontinue purchases from us, including after we have begun production on any order, or seek to impose chargebacks.

Our Inability to Accurately Predict Consumer and/or Customer Demand for Our Products Could Lead to a Build-up of Inventory or a Lack of Inventory and Affect Our Gross Margin.

We have implemented key strategic initiatives designed to improve the efficiency of our supply chain, such as spreading out the production of our products over time, which may lead to the build-up of inventory well in advance of the selling seasons for such products. Additionally, we place orders for our products with our contract manufacturers in advance of the related selling season and, as a result, are vulnerable to changes in consumer and/or customer demand for our products. Therefore, we must accurately forecast consumer and/or customer demand for our products well in advance of the selling season. We are subject to numerous risks relating to consumer and/or customer demand (see “We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Customer Demand for our Products and Lead to a Decline in Sales and/or Earnings” and “Our Orders from Wholesale Customers are Subject to Cancellation, Which Could Lead to a Decline in Sales or Gross Profit, Write-downs of Excess Inventory, Increased Discounts or Extended Credit Terms to Our Wholesale Customers” for additional information). Our ability to accurately predict consumer and/or customer demand well in advance of the selling season for our products is impacted by these risks, as well as our reliance on manual processes and judgments that are subject to human error. These risks are heightened during periods of macroeconomic and geopolitical volatility.

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 28

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Our products are manufactured by contract manufacturers worldwide, primarily in the Asia Pacific region. Although we enter into purchase order commitments with these contract manufacturers each season, we generally do not maintain long-term manufacturing commitments with them, and various factors could interfere with our ability to source our products. Without long-term commitments, there is no assurance that we will be able to secure adequate or timely production capacity and our competitors may obtain production capacities that effectively limit or eliminate the availability of our contract manufacturers. If we are unable to obtain necessary production capacities, we may be unable to meet consumer demand, resulting in lost sales, as has recently occurred.

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 29

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
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

In addition, the ability to move products over larger geographical distances could be (as is currently the case) constrained by ocean, air and trucking cargo capacity, or disrupted by limitations at ports or borders. These constraints and disruptions could hinder our ability to satisfy demand through our wholesale and DTC businesses, and we may miss delivery deadlines, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price. In addition, increases in distribution costs, including but not limited to freight costs, could (as is currently the case) adversely affect our costs, which we may not be able to offset through price increases or decreased promotions.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 30

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 31

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 32

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
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

We are subject to risks generally associated with doing business internationally. These risks include, but are not limited to, the burden of complying with, and unexpected changes to, foreign and domestic laws and regulations, such as anti-corruption and forced labor regulations and sanctions regimes, climate-change regulations, the effects of fiscal and political crises and political and economic disputes, changes in diverse consumer preferences, foreign currency exchange rate fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters, and changes in economic conditions in countries in which we contract to manufacture, source raw materials or sell products. Our ability to sell products in certain markets, demand for our products in certain markets, our ability to collect accounts receivable, our contract manufacturers' ability to procure raw materials or manufacture products, distribution and logistics providers' ability to operate, our ability to operate brick and mortar stores, our workforce, and our cost of doing business (including the cost of freight and logistics) may be impacted by these events should they occur. Our exposure to these risks is heightened in Vietnam, where a significant portion of our contract manufacturing is located, and in China,
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 33

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
where a large portion of the raw materials used in our products is sourced by our contract manufacturers. Should certain of these events occur in Vietnam or China, they could cause a substantial disruption to our business and have a material adverse effect on our financial condition, results of operations and cash flows. Historically, this risk was also heightened in Russia, where our largest international distributor was located. However, following Russia's invasion of Ukraine, we paused all new orders with our Russia-based third-party international distributor. In 2021, the Russia-based distributor accounted for $66.6 million in revenue.

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

In connection with the United Kingdom's recent exit from the European Union (commonly referred to as "Brexit"), on December 24, 2020, the European Union ("E.U.") and the United Kingdom ("U.K.") reached an agreement, the E.U.-U.K. Trade and Cooperation Agreement, to govern aspects of the relationship of the E.U. and U.K. following Brexit. As a result of no longer having "free circulation" between the U.K. and the E.U., we may, and have incurred additional duties. These additional costs may be mitigated, to the extent we are able, to achieve favorable interpretations and/or rulings from the U.K.'s Her Majesty's Revenue and Customs.

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

Our exposure is increased with respect to our wholesale customers (including international distributors), where, in order to facilitate solicitation of advance orders for the spring and fall seasons, we establish local-currency-denominated wholesale and retail price lists in each of our foreign entities approximately six to nine months prior to United States dollar-denominated seasonal inventory purchases. As a result, our consolidated results are directly exposed to transactional foreign currency exchange risk to the extent that the United States dollar strengthens during the six to nine months between when we establish seasonal local-currency prices and when we purchase inventory. In addition to the direct currency exchange rate exposures described above, our wholesale business is indirectly exposed to currency exchange rate risks. Weakening of a wholesale customer’s functional currency relative to the United States dollar makes it more expensive for it to purchase finished goods inventory from us, which may cause a wholesale customer to cancel orders or increase prices for our products, which may make our products less price-competitive in those markets. In addition, in order to make purchases and pay us on a timely basis, our international distributors must exchange sufficient quantities of their functional currency for United States dollars through the financial markets and may be limited in the amount of United States dollars they are able to obtain. As we require international distributors to pay in United States dollars, we have no direct foreign currency exposure to the Russian ruble.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 34

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 35

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 36

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 37

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
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

Certain Shareholders Have Substantial Control Over us and Are Able to Influence Corporate Matters.

As of March 31, 2022, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just under 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of holders.

The Sale or Proposed Sale of a Substantial Number of Shares of Our Common Stock Could Cause the Market Price of Our Common Stock to Decline.

Shares held by Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, are available for resale, subject to the requirements of, and the rules under, the Securities Act of 1933 and the Securities Exchange Act of 1934. The sale or the prospect of the sale of a substantial number of these shares may have an adverse effect on the market price of our common stock.

We also may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments, or otherwise. Any such issuance could result in substantial dilution to our existing shareholders and cause the market price of our common stock to decline.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Since the inception of our share repurchase program in 2004 through March 31, 2022, our Board of Directors has authorized the repurchase of $1.5 billion of our common stock. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of March 31, 2022, we had repurchased 30.8 million shares at an aggregate purchase price of $1,401.0 million, and had $99.0 million remaining available.

The following is a summary of our common stock repurchases during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2022 through January 31, 2022	121,032	$90.43	121,032	$305.4
February 1, 2022 through February 28, 2022	1,183,291	$97.52	1,183,291	$190.0
March 1, 2022 through March 31, 2022	1,024,300	$88.80	1,024,300	$99.0
Total	2,328,623	$93.32	2,328,623	$99.0
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 38

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 6.	EXHIBITS

(a) | See Exhibit Index below for a description of the documents that are filed as Exhibits to this quarterly report or incorporated herein by reference.

EXHIBIT INDEX

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 39

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	May 5, 2022	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 40