Form 10-Q
period 2022-06-30
COLUMBIA SPORTSWEAR CO
filed 2022-08-04
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
The number of shares outstanding of the registrant's common stock on July 22, 2022 was 62,091,183.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, including any statements regarding outdoor participation and a move to casualization by consumers, the promotional environment, wholesale trade terms, inventories, shipping timing, consumer spending and preferences, store traffic, freight charges, product input costs, scale efficiencies, inventory receipts, logistics constraints, manufacturing constraints, labor costs and shortages, inflationary pressures, foreign currency translation, the geopolitical environment, consumer expectations, the impact of seasonal trends, our short and long-term cash needs and our ability to meet those needs, amortization expenses and maturities of liabilities.

These forward-looking statements, and others we make from time to time expressed in good faith, are believed to have a reasonable basis; however, each forward-looking statement involves risks and uncertainties. Many factors may cause actual results to differ materially from projected results in forward-looking statements, including the risks described in Part II, Item 1A of this Quarterly Report on Form 10-Q. Forward-looking statements are inherently less reliable than historical information. Except as required by law, we do not undertake any duty to update forward-looking statements after the date they are made or to conform them to actual results or to changes in circumstances or to reflect changes in events, circumstances or expectations. New factors emerge from time to time and it is not possible for us to predict or assess the effects of all such factors or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$413,110	$763,404	$819,806
Short-term investments	1,108	131,145	1,138
Accounts receivable, net of allowance of $4,405, $8,893 and $10,734, respectively	296,636	487,803	279,763
Inventories, net	962,875	645,379	676,009
Prepaid expenses and other current assets	121,404	86,306	102,003
Total current assets	1,795,133	2,114,037	1,878,719
Property, plant and equipment, net of accumulated depreciation of $604,233, $602,660 and $585,104, respectively	288,199	291,088	297,237
Operating lease right-of-use assets	325,871	330,928	350,798
Intangible assets, net	101,083	101,908	102,733
Goodwill	68,594	68,594	68,594
Deferred income taxes	81,263	92,121	97,746
Other non-current assets	66,645	68,452	67,472
Total assets	$2,726,788	$3,067,128	$2,863,299
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$312,353	$283,349	$267,677
Accrued liabilities	239,181	316,485	227,209
Operating lease liabilities	65,668	67,429	71,149
Income taxes payable	1,242	13,127	1,565
Total current liabilities	618,444	680,390	567,600
Non-current operating lease liabilities	312,043	317,666	344,216
Income taxes payable	32,504	44,541	48,805
Deferred income taxes	—	—	151
Other long-term liabilities	32,080	35,279	40,870
Total liabilities	995,071	1,077,876	1,001,642
Commitments and contingencies (Note 5)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 62,091, 65,164 and 66,148 issued and outstanding, respectively	—	—	—
Retained earnings	1,753,450	1,993,628	1,863,813
Accumulated other comprehensive income (loss)	(21,733)	(4,376)	(2,156)
Total shareholders' equity	1,731,717	1,989,252	1,861,657
Total liabilities and shareholders' equity	$2,726,788	$3,067,128	$2,863,299

See accompanying notes to condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 1

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net sales	$578,063	$566,370	$1,339,573	$1,191,976
Cost of sales	293,903	273,853	676,966	578,057
Gross profit	284,160	292,517	662,607	613,919
Selling, general and administrative expenses	281,258	261,766	580,344	516,155
Net licensing income	5,871	4,244	10,176	7,711
Operating income	8,773	34,995	92,439	105,475
Interest income, net	499	598	894	876
Other non-operating expense, net	(1,435)	(294)	(1,391)	(598)
Income before income tax	7,837	35,299	91,942	105,753
Income tax benefit (expense)	(674)	5,385	(17,942)	(9,169)
Net income	$7,163	$40,684	$74,000	$96,584

Earnings per share:
Basic	$0.11	$0.61	$1.17	$1.46
Diluted	$0.11	$0.61	$1.16	$1.44
Weighted average shares outstanding:
Basic	62,554	66,327	63,409	66,345
Diluted	62,695	66,787	63,654	66,858

See accompanying notes to condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 2

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$7,163	$40,684	$74,000	$96,584
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities (net of tax effects of $(146))	451	—	—	—
Unrealized gains (losses) on derivative transactions (net of tax effects of $(5,744), $1,183, $(5,088) and $(2,185), respectively)	15,808	(3,551)	13,717	5,012
Foreign currency translation adjustments (net of tax effects of $147, $(265), $997 and $149, respectively)	(28,818)	5,230	(31,074)	(7,974)
Other comprehensive income (loss)	(12,559)	1,679	(17,357)	(2,962)
Comprehensive income (loss)	$(5,396)	$42,363	$56,643	$93,622

See accompanying notes to condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 3

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$74,000	$96,584
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and non-cash lease expense	58,537	60,962
Provision for uncollectible accounts receivable	(4,047)	(9,757)
Loss on disposal or impairment of investments, property, plant and equipment, and right-of-use assets	2,418	201
Deferred income taxes	3,750	(9,667)
Stock-based compensation	10,636	9,823
Changes in operating assets and liabilities:
Accounts receivable	186,364	180,456
Inventories, net	(332,225)	(123,737)
Prepaid expenses and other current assets	(23,226)	(48,160)
Other assets	3,018	(337)
Accounts payable	35,754	59,085
Accrued liabilities	(67,199)	(30,130)
Income taxes payable	(23,807)	(22,652)
Operating lease assets and liabilities	(34,478)	(47,436)
Other liabilities	(2,163)	1,927
Net cash provided by (used in) operating activities	(112,668)	117,162
Cash flows from investing activities:
Purchases of short-term investments	(44,877)	—
Sales and maturities of short-term investments	175,725	1,184
Capital expenditures	(28,983)	(12,387)
Net cash provided by (used in) investing activities	101,865	(11,203)
Cash flows from financing activities:
Proceeds from credit facilities	—	19,888
Repayments on credit facilities	—	(19,683)
Proceeds from issuance of common stock related to stock-based compensation	4,076	20,287
Tax payments related to stock-based compensation	(4,024)	(5,440)
Repurchase of common stock	(287,443)	(54,500)
Cash dividends paid	(37,926)	(34,540)
Net cash used in financing activities	(325,317)	(73,988)
Net effect of exchange rate changes on cash	(14,174)	(2,890)
Net increase (decrease) in cash and cash equivalents	(350,294)	29,081
Cash and cash equivalents, beginning of period	763,404	790,725
Cash and cash equivalents, end of period	$413,110	$819,806
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$47,846	$81,497
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$5,334	$4,268

See accompanying notes to condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 4

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, March 31, 2022	62,948	$—	$1,828,074	$(9,174)	$1,818,900
Net income	—	—	7,163	—	7,163
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities, net	—	—	—	451	451
Unrealized gains on derivative transactions, net	—	—	—	15,808	15,808
Foreign currency translation adjustment, net	—	—	—	(28,818)	(28,818)
Cash dividends ($0.30 per share)	—	—	(18,775)	—	(18,775)
Issuance of common stock related to stock-based compensation, net	49	1,498	—	—	1,498
Stock-based compensation expense	—	5,133	—	—	5,133
Repurchase of common stock	(906)	(6,631)	(63,012)	—	(69,643)
Balance, June 30, 2022	62,091	$—	$1,753,450	$(21,733)	$1,731,717

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, March 31, 2021	66,457	$22,230	$1,850,415	$(3,835)	$1,868,810
Net income	—	—	40,684	—	40,684
Other comprehensive income (loss):
Unrealized losses on derivative transactions, net	—	—	—	(3,551)	(3,551)
Foreign currency translation adjustment, net	—	—	—	5,230	5,230
Cash dividends ($0.26 per share)	—	—	(17,255)	—	(17,255)
Issuance of common stock related to stock-based compensation, net	110	6,433	—	—	6,433
Stock-based compensation expense	—	4,949	—	—	4,949
Repurchase of common stock	(419)	(33,612)	(10,031)	—	(43,643)
Balance, June 30, 2021	66,148	$—	$1,863,813	$(2,156)	$1,861,657

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2021	65,164	$—	$1,993,628	$(4,376)	$1,989,252
Net income	—	—	74,000	—	74,000
Other comprehensive income (loss):
Unrealized gains on derivative transactions, net	—	—	—	13,717	13,717
Foreign currency translation adjustment, net	—	—	—	(31,074)	(31,074)
Cash dividends ($0.60 per share)	—	—	(37,926)	—	(37,926)
Issuance of common stock related to stock-based compensation, net	162	52	—	—	52
Stock-based compensation expense	—	10,636	—	—	10,636
Repurchase of common stock	(3,235)	(10,688)	(276,252)	—	(286,940)
Balance, June 30, 2022	62,091	$—	$1,753,450	$(21,733)	$1,731,717

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 5

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2020	66,252	$20,165	$1,811,800	$806	$1,832,771
Net income	—	—	96,584	—	96,584
Other comprehensive income (loss):
Unrealized gains on derivative transactions, net	—	—	—	5,012	5,012
Foreign currency translation adjustment, net	—	—	—	(7,974)	(7,974)
Cash dividends ($0.52 per share)	—	—	(34,540)	—	(34,540)
Issuance of common stock related to stock-based compensation, net	424	14,847	—	—	14,847
Stock-based compensation expense	—	9,823	—	—	9,823
Repurchase of common stock	(528)	(44,835)	(10,031)	—	(54,866)
Balance, June 30, 2021	66,148	$—	$1,863,813	$(2,156)	$1,861,657

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 7

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of June 30, 2022, December 31, 2021 and June 30, 2021, the results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The December 31, 2021 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

None.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-10 (“ASU 2021-10”), Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The impact of this new standard will depend on the amount of future government assistance received, if any.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 8

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 — REVENUES

DISAGGREGATED REVENUE

As disclosed below in Note 10, the Company has four geographic reportable segments: United States ("U.S."), Latin America and Asia Pacific ("LAAP"), Europe, Middle East and Africa ("EMEA") and Canada.

The following tables disaggregate the Company's operating segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended June 30, 2022
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$348,592	$54,379	$37,542	$27,805	$468,318
Footwear	63,893	18,446	20,000	7,406	109,745
Total	$412,485	$72,825	$57,542	$35,211	$578,063
Channel net sales
Wholesale	$201,880	$28,308	$47,259	$22,449	$299,896
Direct-to-consumer	210,605	44,517	10,283	12,762	278,167
Total	$412,485	$72,825	$57,542	$35,211	$578,063

	Three Months Ended June 30, 2021
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$316,896	$56,038	$64,518	$15,598	$453,050
Footwear	62,169	21,937	24,056	5,158	113,320
Total	$379,065	$77,975	$88,574	$20,756	$566,370
Channel net sales
Wholesale	$176,187	$32,069	$80,552	$13,495	$302,303
Direct-to-consumer	202,878	45,906	8,022	7,261	264,067
Total	$379,065	$77,975	$88,574	$20,756	$566,370

	Six Months Ended June 30, 2022
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$733,820	$140,304	$100,811	$59,326	$1,034,261
Footwear	180,559	54,264	51,448	19,041	305,312
Total	$914,379	$194,568	$152,259	$78,367	$1,339,573
Channel net sales
Wholesale	$449,389	$88,246	$122,553	$47,932	$708,120
Direct-to-consumer	464,990	106,322	29,706	30,435	631,453
Total	$914,379	$194,568	$152,259	$78,367	$1,339,573

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 9

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2021
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$634,245	$134,761	$110,814	$42,140	$921,960
Footwear	153,482	55,191	48,525	12,818	270,016
Total	$787,727	$189,952	$159,339	$54,958	$1,191,976
Channel net sales
Wholesale	$377,068	$87,619	$138,316	$34,713	$637,716
Direct-to-consumer	410,659	102,333	21,023	20,245	554,260
Total	$787,727	$189,952	$159,339	$54,958	$1,191,976

PERFORMANCE OBLIGATIONS

For the three and six months ended June 30, 2022 and 2021, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.

CONTRACT BALANCES

As of June 30, 2022, December 31, 2021 and June 30, 2021, contract liabilities included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheets, which consisted of obligations associated with the Company's gift card and customer loyalty programs, were not material.

NOTE 3 — INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets, net consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)	(14,198)
Customer relationships	(19,838)	(19,013)	(18,188)
Accumulated amortization	(34,036)	(33,211)	(32,386)
Net carrying amount	3,162	3,987	4,812
Intangible assets with indefinite lives	97,921	97,921	97,921
Intangible assets, net	$101,083	$101,908	$102,733

Amortization expense for intangible assets subject to amortization was $0.4 million for the three months ended June 30, 2022 and 2021, and was $0.8 million for the six months ended June 30, 2022 and 2021.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 10

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the remaining estimated annual amortization expense for the years 2022 through 2027:

(in thousands)
2022	$824
2023	1,650
2024	688
2025	—
2026	—
2027	—

NOTE 4 — SHORT-TERM BORROWINGS AND CREDIT LINES
Except as disclosed below, there have been no significant changes to the Company's short-term borrowings and credit lines as described in Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

DOMESTIC CREDIT FACILITY

As of June 30, 2022, the Company had an unsecured, committed revolving credit agreement, maturing on December 30, 2025, which provided for funding up to $500.0 million (the "Prior Domestic Credit Agreement"). As of June 30, 2022, the Company was in compliance with all associated covenants and there was no balance outstanding under the facility.

In July 2022, the Company terminated the Prior Domestic Credit Agreement and, simultaneously, entered into a new credit agreement (the “Domestic Credit Agreement”). The Domestic Credit Agreement provides for up to $500.0 million of borrowings pursuant to an unsecured, committed revolving credit facility (the “Credit Facility”), which is available for working capital and general corporate purposes, including a sublimit for the issuance of letters of credit. This Credit Facility matures on July 12, 2027. Interest, payable monthly, is based on the Company's option of either the secured overnight financing rate (“SOFR”) plus an applicable margin or a base rate. Base rate is defined as the highest of the following, plus an applicable margin:
• the administrative agent's prime rate;
• the higher of the federal funds rate or overnight bank funding rate set by the Federal Reserve Bank of New York, plus 0.50%; or
• the one-month SOFR plus 1.00%.

The applicable margin for SOFR loans will range from 1.00% to 1.50% based on the Company’s funded debt ratio. The applicable margin for base rate loans will range from 0.00% to 0.50% based on the Company’s funded debt ratio.

The Domestic Credit Agreement requires the Company to comply with a financial covenant to maintain a certain funded debt ratio. In addition, the Domestic Credit Agreement includes customary covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness and liens, engage in mergers, acquisitions and dispositions, and engage in transactions with affiliates, as well as restrict the amount of certain payments, including dividends and share buybacks in the event the Company's funded debt ratio is greater than a set amount.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 11

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through June 30, 2022, the Company's Board of Directors has authorized the repurchase of $2.0 billion of the Company's common stock, including an additional $500 million approved by the Company’s Board of Directors at its regular board meeting in April 2022. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of June 30, 2022, the Company had repurchased 31.7 million shares at an aggregate purchase price of $1,470.6 million and had $529.4 million remaining available. During the three and six months ended June 30, 2022, the Company repurchased an aggregate of $69.6 million and $286.9 million, respectively, of the Company's common stock under this program.

NOTE 7 — STOCK-BASED COMPENSATION

The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Stock options	$1,939	$1,861	$3,835	$3,771
Restricted stock units	3,194	3,088	6,801	6,052
Total	$5,133	$4,949	$10,636	$9,823

STOCK OPTIONS

During the six months ended June 30, 2022, the Company granted a total of 546,681 stock options at a weighted average grant date fair value of $18.33 per option. As of June 30, 2022, unrecognized costs related to outstanding stock options totaled $16.9 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average remaining period of 2.66 years.

RESTRICTED STOCK UNITS

During the six months ended June 30, 2022, the Company granted 239,309 restricted stock units at a weighted average grant date fair value of $85.82 per restricted stock unit. As of June 30, 2022, unrecognized costs related to outstanding restricted stock units totaled $28.6 million, before any related tax benefit. These unrecognized costs related to restricted stock units are expected to be recognized over a weighted average remaining period of 2.73 years.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 12

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 — EARNINGS PER SHARE

Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Weighted average common shares outstanding, used in computing basic earnings per share	62,554	66,327	63,409	66,345
Effect of dilutive stock options and restricted stock units	141	460	245	513
Weighted average common shares outstanding, used in computing diluted earnings per share	62,695	66,787	63,654	66,858
Earnings per share:
Basic	$0.11	$0.61	$1.17	$1.46
Diluted	$0.11	$0.61	$1.16	$1.44

Stock options, service-based restricted stock units, and performance-based restricted stock units representing 2,060,703 and 611,143 shares of common stock for the three months ended June 30, 2022 and 2021, respectively, and 1,709,085 and 793,051 shares of common stock for the six months ended June 30, 2022 and 2021, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) on the unaudited Condensed Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.

The following tables set forth the changes in Accumulated other comprehensive income (loss):

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance as of March 31, 2022	$(451)	$7,823	$(16,546)	$(9,174)
Other comprehensive income (loss) before reclassifications	—	16,453	(28,818)	(12,365)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	451	(645)	—	(194)
Net other comprehensive income (loss) during the year	451	15,808	(28,818)	(12,559)
Balance as of June 30, 2022	$—	$23,631	$(45,364)	$(21,733)
(1) Amounts reclassified are recorded in Net sales, Cost of sales or Other non-operating expense, net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 11 for further information regarding reclassifications.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 13

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	Unrealized gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance as of March 31, 2021	$(806)	$(3,029)	$(3,835)
Other comprehensive income (loss) before reclassifications	(3,903)	5,230	1,327
Amounts reclassified from accumulated other comprehensive income (loss) (1)	352	—	352
Net other comprehensive income (loss) during the year	(3,551)	5,230	1,679
Balance as of June 30, 2021	$(4,357)	$2,201	$(2,156)
(1) Amounts reclassified are recorded in Net sales or Cost of sales on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 11 for further information regarding reclassifications.

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2021	$—	$9,914	$(14,290)	$(4,376)
Other comprehensive income (loss) before reclassifications	(451)	14,589	(31,074)	(16,936)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	451	(872)	—	(421)
Net other comprehensive income (loss) during the year	—	13,717	(31,074)	(17,357)
Balance as of June 30, 2022	$—	$23,631	$(45,364)	$(21,733)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating expense, net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 11 for further information regarding reclassifications.

(in thousands)	Unrealized gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2020	$(9,369)	$10,175	$806
Other comprehensive income (loss) before reclassifications	5,376	(7,974)	(2,598)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	(364)	—	(364)
Net other comprehensive income (loss) during the year	5,012	(7,974)	(2,962)
Balance as of June 30, 2021	$(4,357)	$2,201	$(2,156)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating expense, net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 11 for further information regarding reclassifications.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 14

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 — SEGMENT INFORMATION

The Company has four reportable geographic segments: U.S., LAAP, EMEA, and Canada, which are reflective of the Company's internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing, and distribution of outdoor, active and lifestyle products, including apparel, footwear, accessories, and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departments, including global information services, certain supply chain functions, finance, human resources and legal, as well as executive compensation, unallocated benefit program expense, and other miscellaneous costs.

The following table presents financial information for the Company's reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net sales to unrelated entities:
U.S.	$412,485	$379,065	$914,379	$787,727
LAAP	72,825	77,975	194,568	189,952
EMEA	57,542	88,574	152,259	159,339
Canada	35,211	20,756	78,367	54,958
	$578,063	$566,370	$1,339,573	$1,191,976
Segment operating income (loss)
U.S.	$67,346	$82,057	$180,522	$181,718
LAAP	(3,061)	(999)	9,941	8,719
EMEA	(1,030)	11,532	15,469	21,594
Canada	3,535	633	11,676	6,861
Total segment operating income	66,790	93,223	217,608	218,892
Unallocated corporate expenses	(58,017)	(58,228)	(125,169)	(113,417)
Interest income, net	499	598	894	876
Other non-operating expense, net	(1,435)	(294)	(1,391)	(598)
Income before income tax	$7,837	$35,299	$91,942	$105,753

CONCENTRATIONS

The Company had one customer that accounted for approximately 12.3%, 14.3% and 12.5% of Accounts receivable, net as of June 30, 2022, December 31, 2021, and June 30, 2021, respectively. The Company did not have a customer that accounted for 10% or more of Net sales for the three and six months ended June 30, 2022 and June 30, 2021.

NOTE 11 — FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated United States dollar inventory purchases. Subsidiaries that use United States dollars and European euros as their functional currency also have non-functional currency denominated sales for which the Company hedges the Canadian dollar and British pound. The Company seeks
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 15

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
to manage these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. Time value components ("forward points") for forward contracts are included in the fair value of the cash flow hedge. These costs or benefits will be included in Accumulated other comprehensive income (loss) until the underlying hedge transaction is recognized in either Net sales or Cost of sales, at which time, the forward points will also be recognized as a component of Net income.

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

The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$542,879	$485,083	$530,840
Derivative instruments not designated as hedges:
Currency forward contracts	239,676	267,982	258,377

As of June 30, 2022, $17.4 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales, Cost of sales, or Other non-operating expense in the unaudited Condensed Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales, Cost of sales, or Other non-operating expense in the unaudited Condensed Consolidated Statements of Operations are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, and yen as well as the euro exchange rate in effect against the pound sterling.

As of June 30, 2022, the Company's derivative contracts had a remaining maturity of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $9.4 million as of June 30, 2022. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 16

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	June 30, 2022	December 31, 2021	June 30, 2021
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$18,212	$7,927	$1,850
Currency forward contracts	Other non-current assets	13,158	10,142	6,772
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	444	2,545	7,351
Currency forward contracts	Other long-term liabilities	261	318	2,396
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	4,085	1,470	1,578
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,410	1,027	1,830

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2022	2021	2022	2021
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (loss), net of tax	—	$16,453	$(3,903)	$14,589	$5,376
Loss reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Net sales	(40)	(111)	(176)	(11)
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Cost of sales	948	(348)	1,259	424
Gain reclassified from accumulated other comprehensive income (loss) to income as a result of cash flow hedge discontinuance	Other non-operating expense, net	—	—	222	106
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating expense, net	707	(1,619)	1,297	(722)

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 17

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 — FAIR VALUE MEASURES

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$30,141	$—	$—	$30,141
Short-term investments:
Money market funds	81	—	—	81
Mutual fund shares	1,027	—	—	1,027
Other current assets:
Derivative financial instruments	—	22,297	—	22,297
Non-current assets:
Money market funds	1,208	—	—	1,208
Mutual fund shares	17,826	—	—	17,826
Derivative financial instruments	—	13,158	—	13,158
Total assets measured at fair value	$50,283	$35,455	$—	$85,738
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$1,854	$—	$1,854
Other long-term liabilities:
Derivative financial instruments	—	261	—	261
Total liabilities measured at fair value	$—	$2,115	$—	$2,115

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 18

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,677	$—	$—	$2,677
Available-for-sale short-term investments:(1)
U.S. Government treasury bills	—	130,168	—	130,168
Other short-term investments:
Money market funds	73	—	—	73
Mutual fund shares	904	—	—	904
Other current assets:
Derivative financial instruments	—	9,397	—	9,397
Non-current assets:
Money market funds	2,219	—	—	2,219
Mutual fund shares	19,606	—	—	19,606
Derivative financial instruments	—	10,142	—	10,142
Total assets measured at fair value	$25,479	$149,707	$—	$175,186
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$3,572	$—	$3,572
Other long-term liabilities:
Derivative financial instruments	—	318	—	318
Total liabilities measured at fair value	$—	$3,890	$—	$3,890
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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 20

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Special Note Regarding Forward-Looking Statements", Part I, Item 1 and Part II, Item 1A of this Quarterly Report on Form 10-Q. In addition, refer to Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021 for our discussion and analysis comparing financial condition and results of operations from 2021 to 2020.

OVERVIEW

We connect active people with their passions. We are a global leader in designing, developing, marketing, and distributing outdoor, active and lifestyle products. We manage these products in two categories: apparel, accessories, and equipment products and footwear products. We provide our products through our four well-known brands: Columbia, SOREL, Mountain Hardwear, and prAna. Apparel, accessories, and equipment products are provided by our Columbia, Mountain Hardwear and prAna brands. Footwear products are provided by our Columbia and SOREL brands. We sell our products in approximately 90 countries and operate in four geographic segments: U.S., LAAP, EMEA, and Canada.

We are committed to driving sustainable and profitable long-term growth and investing in our strategic priorities to:
•drive brand awareness and sales growth through increased, focused demand creation investments;
•enhance consumer experience and digital capabilities in all of our channels and geographies;
•expand and improve global direct-to-consumer ("DTC") operations with supporting processes and systems; and
•invest in our people and optimize our organization across our portfolio of brands.

Ultimately, we expect our investments to enable market share capture across our brand portfolio, expand gross margin, improve selling, general and administrative expense efficiency, and drive improved operating margin over the long-term.

Business Environment and Trends

Changes in Consumer Spending Ability and Preferences | In 2021, we believe government stimulus and unemployment benefits increased consumers’ discretionary spending ability. In addition, we believe we benefited as consumers shifted from service-based to product-based spending due to their limited ability to travel, attend entertainment-based experiences or purchase certain services. In the second quarter of 2022, we believe U.S. inflationary pressures, rising interest rates and recession fears began to weigh on consumers. As a result, we have experienced and expect to continue to experience a reduction of consumer's discretionary spending.

Increased Inflationary Pressures | Inflationary pressures, including increased inbound freight costs, impacted our results in the first half of 2022. In addition to increased inbound freight costs, we expect increased product input costs, including higher wages and raw materials costs, to impact our results throughout 2022. We implemented product price increases for our Spring 2022 season and, to a greater extent, for our Fall 2022 season. We do not expect planned price increases will fully offset gross margin pressure, particularly the effect of increased inbound freight costs. Price increases varied by market and product category. In the U.S., on average, we increased pricing by a mid-single digit percent for our Spring 2022 product line and by a high-single to low-double-digit percent for our Fall 2022 product line. Over time, we anticipate ocean freight and raw material cost inflation will moderate, while wage inflation will be more permanent.

Strengthening U.S. Dollar | The rapid strengthening of the U.S. dollar relative to major foreign currencies unfavorably impacted our first half of 2022 results. The expected continued impact of foreign currency translation is anticipated to reduce 2022 net sales growth and profitability.

Changing Geopolitical Environment | The macro-geopolitical environment changed rapidly as a result of the invasion of Ukraine by Russian forces in the first quarter of 2022. We do not have any direct operations in Russia and historically have operated in that market through a contract with a third-party international distributor on an advance order basis. We paused taking new orders from this distributor for Russia, Ukraine, and Belarus following the invasion. However, prior to the conflict, we had already taken Fall 2022 orders from this distributor under its contract, certain of which we plan to fulfill. The impact of the invasion is being felt not only in our relationship with this distributor, but also increased political tensions throughout the globe. These political tensions have the potential to manifest themselves in certain regions where we directly operate.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 21

Increased Freight Charges | In the first half of 2022, we experienced elevated ocean freight charges as a result of an imbalance of supply and demand for steamship and ocean container capacity. We expect our ocean freight charges to moderate in the latter part of 2022. However, the imbalance in the marketplace persists and we expect ocean freight costs to remain elevated compared to historical norms until this imbalance is remedied. Additionally, elevated oil prices have resulted in fuel surcharges from certain of our freight carriers that deliver product to our retail stores and to consumers.

Later Inventory Receipts | During the third quarter of 2021, several weeks of government mandated factory closures in Vietnam disrupted our manufacturing partners' operations and impacted production of Fall 2021 and Spring 2022 product. As a result of these supply chain disruptions, we received Fall 2021 and Spring 2022 inventory later than expected, and expect to receive Fall 2022 inventory later than originally planned.

For most of the second quarter of 2022, government efforts to control the spread of COVID-19 in China disrupted our distribution center's operations, which resulted in an inability to fulfill e-commerce, wholesale and owned DTC stores orders in China. Excluding disruptions from government efforts to control the spread of COVID-19 as well as potential risks associated with the International Longshore and Warehouse Union negotiations, we expect supply chain inbound transit times to continue to modestly improve by late 2022. However, we continue to anticipate longer than historical inbound transit times for inventory receipts and shipments to our wholesale customers and inventory available for our DTC businesses in 2022, potentially resulting in impacts to future net sales and gross margin.

Excess Inventory Across the Marketplace | Strong consumer demand in 2021 and the first half of 2022 coupled with ongoing supply chain constraints resulted in a shortage of inventory in the marketplace. By the end of the second quarter of 2022, the arrival of long-delayed orders at retailers and a slowing of consumer demand resulted in excess inventory in the marketplace. With higher marketplace inventories and a rapidly changing economic environment, retailers are rationalizing their inventory needs. As a result, we experienced an increase in order cancellations for Spring 2022 orders. Because we expect marketplace inventories to remain elevated and order cancellations to continue, we are adjusting future inventory purchases and plan to utilize our outlet stores to sell a significant portion of our excess inventory.

Increased U.S. Distribution Center Capacity Pressure | Elevated inventory levels combined with uneven flow of inventory receipts and shipments is resulting in storage and process capacity pressures within our U.S. distribution centers. We expect these pressures to be particularly acute as we move Fall 2022 inventory into the marketplace. As a result of these expected pressures, our operations may be less efficient, and we expect to incur additional labor, outside storage and other costs.

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

Changes in Direct-to-Consumer Store Traffic | For the first half of 2022, the majority of our stores remained open in all major markets except China. For most of the second quarter of 2022, government efforts to control the spread of COVID-19 impacted many of our stores in China. Overall, our global store retail traffic trends continued to improve, with our U.S. retail store traffic recovering to pre-pandemic levels in the first half of 2022. Our U.S. consumer traffic softened in the latter part of the second quarter of 2022. We expect store traffic to remain uneven across our store fleet.

Changes in Promotional Environment | In the first half of 2022, we operated in a low promotional environment and experienced fewer sales returns and customer accommodations than historically experienced. With elevated marketplace inventory, we anticipate the promotional environment and trading terms to become less favorable.

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 22

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

RESULTS OF OPERATIONS

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with Part I, Item 1 of this Quarterly Report on Form 10-Q. All references to quarters relate to the quarter ended June 30 of that particular year.

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

Results of Operations — Consolidated

The following table presents the items in our unaudited Condensed Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
(in millions, except for percentage of net sales and per share amounts)	2022		2021		2022		2021
Net sales	$578.1	100.0%	$566.4	100.0%	$1,339.6	100.0%	$1,192.0	100.0%
Cost of sales	293.9	50.8	273.9	48.4	677.0	50.5	578.1	48.5
Gross profit	284.2	49.2	292.5	51.6	662.6	49.5	613.9	51.5
Selling, general and administrative expenses	281.3	48.7	261.8	46.2	580.3	43.3	516.2	43.3
Net licensing income	5.9	1.0	4.3	0.8	10.1	0.7	7.8	0.6
Operating income	8.8	1.5	35.0	6.2	92.4	6.9	105.5	8.8
Interest income, net	0.5	0.2	0.6	0.1	0.9	0.1	0.9	0.2
Other non-operating expense, net	(1.5)	(0.3)	(0.3)	(0.1)	(1.4)	(0.1)	(0.6)	(0.1)
Income before income tax	7.8	1.4	35.3	6.2	91.9	6.9	105.8	8.9
Income tax benefit (expense)	(0.6)	(0.2)	5.4	1.0	(17.9)	(1.4)	(9.2)	(0.8)
Net income	$7.2	1.2%	$40.7	7.2%	$74.0	5.5%	$96.6	8.1%

Diluted earnings per share	$0.11		$0.61		$1.16		$1.44

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 23

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended June 30,
(in millions, except for percentages)	Reported Net Sales 2022	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2022 (1)	Reported Net Sales 2021	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$485.9	$11.6	$497.5	$484.3	—%	3%
SOREL	28.7	0.3	29.0	23.1	24%	26%
prAna	40.7	—	40.7	39.7	3%	3%
Mountain Hardwear	22.8	0.2	23.0	19.3	18%	19%
Total	$578.1	$12.1	$590.2	$566.4	2%	4%

Product Category Net Sales:
Apparel, Accessories and Equipment	$468.4	$8.3	$476.7	$453.1	3%	5%
Footwear	109.7	3.8	113.5	113.3	(3)%	—%
Total	$578.1	$12.1	$590.2	$566.4	2%	4%

Channel Net Sales:
Wholesale	$299.9	$5.6	$305.5	$302.3	(1)%	1%
DTC	278.2	6.5	284.7	264.1	5%	8%
Total	$578.1	$12.1	$590.2	$566.4	2%	4%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Overall, our global net sales increase reflected higher consumer demand in most markets and shipments of higher Spring 2022 wholesale orders. This increase was tempered by the curtailment of shipments to our Russia-based distributor, temporary store closures as a result of government efforts to control the spread of COVID-19 in China, and supply chain disruptions that resulted in lower-than-expected wholesale shipments, and the unfavorable impact of changes in foreign currency exchange rates. Our global DTC e-commence business decreased 5% and represented 15% of our global net sales for the second quarter of 2022, compared to growth of 5% and represented 16% of global net sales for the comparable period in 2021.

Gross Profit. Our gross profit may not be comparable to other companies in our industry as some companies may include all costs related to their distribution network in Cost of sales, while we include these expenses in SG&A expenses. Gross profit is summarized in the following table:

	Three Months Ended June 30,
(in millions, except for percentages and basis points)	2022	2021	Change
Gross profit	$284.2	$292.5	$(8.3)	(3)%
Gross margin	49.2%	51.6%	-240 bps

Gross margin contracted primarily due to the following factors:
•an approximate 310 bps decrease related to elevated inbound freight costs; and
•decreased channel profitability due to the net effect of lower wholesale margins and higher DTC margins; partially offset by
•favorable channel and regional net sales shifts primarily due to a lower mix of EMEA distributor sales which typically carry a lower margin; and
•favorable foreign currency exchange hedging impacts.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 24

Lower wholesale margins discussed above were primarily driven by input cost pressure and increased customer accommodations, partially offset by a higher proportion of full price versus off price sales and price increases. Higher DTC margins discussed above were primarily driven by lower promotional levels and price increases, partially offset by input cost pressures.

Selling, General and Administrative Expenses. SG&A expenses includes all costs associated with our design, merchandising, marketing, distribution, and corporate functions, including related depreciation and amortization.

SG&A expenses is summarized in the following table:

	Three Months June 30,
(in millions, except for percentages and basis points)	2022	2021	Change
Selling, general and administrative expenses	$281.3	$261.8	$19.5	7%
Selling, general and administrative expenses as percent of net sales	48.7%	46.2%	250 bps

The SG&A expenses increase was primarily due to expenses incurred to support the growth of our business and investments to drive our brand-led consumer-focused strategy. Factors primarily contributing to the increase of SG&A expenses included:
•higher personnel expenses, reflecting increased headcount to support business growth, as well as annual merit and other wage rate increases; and
•increased demand creation, including higher spending with sales growth and incremental strategic investments; partially offset by
•lower incentive compensation, reflecting favorable year-over-year changes in accrued incentive compensation.

Income Tax Benefit (Expense). Income tax benefit (expense) and the related effective income tax rate are summarized in the following table:

	Three Months Ended June 30,
(in millions, except for percentages)	2022	2021	Change
Income tax benefit (expense)	$(0.6)	$5.4	$6.0	(111)%
Effective income tax rate	8.6%	(15.3)%

Our effective income tax rates for the three months ended June 30, 2022 and 2021 were impacted by discrete tax items, which lowered the effective income tax rate each period. Our effective income tax rate for the three months ended June 30, 2022 includes a non-recurring benefit related to foreign currency loss resulting from an intercompany transaction. Our effective income tax rate for the three months ended June 30, 2021 includes a non-recurring decrease in accrued foreign withholding taxes.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 25

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentages)	Reported Net Sales 2022	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2022 (1)	Reported Net Sales 2021	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$1,129.7	$22.3	$1,152.0	$1,011.7	12%	14%
SOREL	92.3	0.7	93.0	69.4	33%	34%
prAna	73.4	—	73.4	71.2	3%	3%
Mountain Hardwear	44.2	0.4	44.6	39.7	11%	12%
Total	$1,339.6	$23.4	$1,363.0	$1,192.0	12%	14%

Product Category Net Sales:
Apparel, Accessories and Equipment	$1,034.3	$16.0	$1,050.3	$922.0	12%	14%
Footwear	305.3	7.4	312.7	270.0	13%	16%
Total	$1,339.6	$23.4	$1,363.0	$1,192.0	12%	14%

Channel Net Sales:
Wholesale	$708.1	$11.4	$719.5	$637.7	11%	13%
DTC	631.5	12.0	643.5	554.3	14%	16%
Total	$1,339.6	$23.4	$1,363.0	$1,192.0	12%	14%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Overall, our global net sales increase reflected high consumer demand and shipments of higher Spring 2022 wholesale orders. In addition, Columbia and SOREL brand net sales benefited from favorable late season cold weather product sales in the first quarter of 2022. Our global net sales increase was tempered by the curtailment of shipments to our Russia-based distributor, temporary store closures due government efforts to control the spread of COVID-19 in China, supply chain disruptions, and unfavorable impact of changes in foreign currency exchange rates. Our global DTC e-commence business grew 10% and represented 18% of our global net sales for the first six months ended June 30, 2022, compared to growth of 21% and represented 18% of global net sales for the comparable period in 2021.

Gross Profit. Gross profit is summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentages and basis points)	2022	2021	Change
Gross profit	$662.6	$613.9	$48.7	8%
Gross margin	49.5%	51.5%	-200 bps

Gross margin contracted primarily due to the following factors:
•an approximate 270 bps decrease related to elevated inbound freight costs; partially offset by
•increased channel profitability due to the net effect of higher DTC margins and lower wholesale margins;
•favorable channel net sales shifts primarily due to a lower mix of EMEA distributor sales which typically carry a lower margin; and
•favorable foreign currency exchange hedging impacts.

Higher DTC margins discussed above were primarily driven by lower promotional levels and price increases, partially offset by higher input cost pressure. Lower wholesale margins discussed above were primarily driven by higher footwear sales mix and input cost pressure, partially offset by a higher proportion of full price versus off price sales and price increases.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 26

Selling, General and Administrative Expenses. SG&A expenses is summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentages and basis points)	2022	2021	Change
Selling, general and administrative expenses	$580.3	$516.2	$64.1	12%
Selling, general and administrative expenses as percent of net sales	43.3%	43.3%	0 bps

The SG&A expenses increase was primarily due to expenses incurred to support the growth of our business and investments to drive our brand-led consumer-focused strategy. Factors primarily contributing to the increase of SG&A expenses included:
•higher personnel expenses of $17.3 million, reflecting increased headcount to support business growth, as well as annual merit and other wage rate increases; and
•increased demand creation, including higher spending with sales growth and incremental strategic investment spend.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentages)	2022	2021	Change
Income tax expense	$(17.9)	$(9.2)	$8.7	95%
Effective income tax rate	19.5%	8.7%

Our effective income tax rates for the six months ended June 30, 2022 and 2021 were impacted by discrete tax items, which lowered the effective tax rate in each period. Our effective income tax rate for the six months ended June 30, 2022 includes a non-recurring benefit related to the finalization of the U.S. and foreign audits and a non-recurring benefit related to foreign currency loss resulting from an intercompany transaction. Our effective income tax rate for the six months ended June 30, 2021 includes a non-recurring benefit related to common stock benefits and a decrease in accrued foreign withholding taxes.

Results of Operations — Segment

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net sales by geographic segment are summarized in the following table:

	Three Months Ended June 30,
(in millions, except for percentage changes)	Reported Net Sales 2022	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2022 (1)	Reported Net Sales 2021	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$412.5	$—	$412.5	$379.1	9%	9%
LAAP	72.8	7.1	79.9	78.0	(7)%	2%
EMEA	57.6	4.1	61.7	88.5	(35)%	(30)%
Canada	35.2	0.9	36.1	20.8	69%	74%
	$578.1	$12.1	$590.2	$566.4	2%	4%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 27

Operating income (loss) for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Three Months Ended June 30,
(in millions)	2022	2021	Change
U.S.	$67.3	$82.1	$(14.8)
LAAP	(3.1)	(1.0)	(2.1)
EMEA	(1.0)	11.5	(12.5)
Canada	3.5	0.6	2.9
Total segment operating income	66.7	93.2	(26.5)
Unallocated corporate expenses	(57.9)	(58.2)	0.3
Operating income	$8.8	$35.0	$(26.2)

U.S.

U.S. operating income decreased $14.8 million to $67.3 million, or 16.3% of net sales, for the second quarter of 2022 from $82.1 million, or 21.6% of net sales, for the comparable period in 2021. The decrease was driven primarily by increased net sales, which were more than offset by decreased gross margin and increased SG&A expenses. U.S. net sales increased $33.4 million, or 9%, for the second quarter of 2022, compared to the same period in 2021. U.S. net sales increased across all channels and product categories, largely driven by increased net sales for our Columbia brand and, to a lesser extent, our SOREL and Mountain Hardwear brands. Increased U.S. wholesale net sales were driven by shipment of higher Spring 2022 wholesale orders. U.S. DTC net sales increased primarily from net sales growth generated from retail stores. As of June 30, 2022, our U.S. business operated 147 retail stores, compared to 136 stores as of June 30, 2021. Gross margin contraction was primarily the result of higher inbound freight costs. SG&A expenses increased as a percentage of net sales to 34.1% for the second quarter of 2022 compared to 32.7% for the same period in 2021, primarily driven by higher personnel expenses.

LAAP

LAAP operating loss of $3.1 million, or (4.2)% of net sales, for the second quarter of 2022 compared to an operating loss of $1.0 million, or (1.3)% of net sales, for the same period in 2021. The increased loss was driven primarily by decreased net sales. LAAP net sales decreased $5.2 million, or 7% (increased 2% constant-currency), for the second quarter of 2022, compared to the same period in 2021. LAAP net sales decreased primarily in our China business, due to government efforts to control the spread of COVID-19 which resulted in temporary store closures and an inability to fulfill e-commerce, wholesale, and owned DTC stores orders. This decrease was partially offset by increased net sales in our Japan, Korea and LAAP distributor businesses. LAAP SG&A expense increased as a percentage of net sales to 61.4% for the second quarter of 2022 compared to 58.4% for the same period in 2021.

EMEA

EMEA operating loss of $1.0 million, or (1.8)% of net sales, for the second quarter of 2022 decreased $12.5 million from operating income of $11.5 million, or 13.0% of net sales, for the comparable period in 2021. The decrease was driven primarily by decreased net sales. EMEA net sales decreased $30.9 million, or 35% (30% constant-currency), for the second quarter of 2022, compared to the same period in 2021, driven by decreased net sales in our EMEA distributor business, partially offset by increased net sales in our Europe-direct business. EMEA distributor net sales decreased primarily due to the curtailment of shipments to our Russia-based distributor. Europe-direct net sales increased primarily due to higher consumer demand. EMEA SG&A expense increased as a percentage of net sales to 44.5% for the second quarter of 2022 compared to 27.9% in 2021, driven by unfavorable impacts from decreased net sales and fixed operating expenses.

Canada

Canada operating income increased $2.9 million to $3.5 million, or 10.0% of net sales, for the second quarter of 2022 from $0.6 million, or 3.0% of net sales, for the comparable period in 2021. The increase primarily resulted from increased net sales. Canada net sales increased $14.4 million, or 69% (74% constant-currency), for the second quarter of 2022, compared to the same period in 2021, primarily driven by increased net sales in our Canada wholesale and DTC businesses. Canada SG&A expense decreased as a percentage of net sales to 34.9% for the second quarter of 2022 compared to 44.2% for the same period in 2021, driven by leveraging of fixed operating expenses.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 28

Unallocated corporate expenses decreased by $0.3 million to $57.9 million in 2022, from $58.2 million in 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net sales by geographic segment are summarized in the following table:

	Six Months Ended June 30,
(in millions, except for percentage changes)	Reported Net Sales 2022	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2022 (1)	Reported Net Sales 2021	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$914.4	$—	$914.4	$787.7	16%	16%
LAAP	194.5	12.6	207.1	190.0	2%	9%
EMEA	152.3	9.8	162.1	159.3	(4)%	2%
Canada	78.4	1.0	79.4	55.0	43%	44%
	$1,339.6	$23.4	$1,363.0	$1,192.0	12%	14%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2022	2021	Change
U.S.	$180.5	$181.7	$(1.2)
LAAP	9.9	8.7	1.2
EMEA	15.5	21.6	(6.1)
Canada	11.7	6.9	4.8
Total segment operating income	217.6	218.9	(1.3)
Unallocated corporate expenses	(125.2)	(113.4)	(11.8)
Operating income	$92.4	$105.5	$(13.1)

U.S.

U.S. operating income decreased $1.2 million to $180.5 million, or 19.7% of net sales, for the six months ended June 30, 2022 from $181.7 million, or, 23.1% of net sales, for the comparable period in 2021. The decrease was driven primarily by increased net sales, which were more than offset by decreased gross margin and increased SG&A expenses. U.S. net sales increased $126.7 million, or 16%, for the six months ended June 30, 2022, compared to the same period in 2021. U.S. net sales increased across all channels, product categories and brands, led by increased net sales for our Columbia brand. Increased U.S. wholesale net sales were driven by increased consumer demand and shipment of higher Spring 2022 orders. U.S. DTC net sales increased from net sales growth generated from our retail stores and e-commerce business. As of June 30, 2022, our U.S. business operated 147 retail stores, compared to 136 stores as of June 30, 2021. Gross margin contraction was primarily the result of higher inbound freight costs. SG&A expenses increased slightly as a percentage of net sales to 30.5% for the six months ended June 30, 2022 compared to 30.1% for the same period in 2021.

LAAP

LAAP operating income increased $1.2 million to $9.9 million, or 5.1% of net sales, for the six months ended June 30, 2022 from $8.7 million, or 4.6% of net sales, for the comparable period in 2021. The increase was driven primarily by increased net sales. LAAP net sales increased $4.5 million, or 2% (9% constant-currency), for the six months ended June 30, 2022, compared to the same period in 2021, primarily in our LAAP distributor, Japan and Korea businesses. This increase was offset by decreased net sales in China primarily due to government efforts to control the spread of COVID-19 in the second quarter of 2022 which resulted in temporary store closures and an inability to fulfill e-commerce, wholesale and owned DTC stores orders. LAAP SG&A expense were flat as a percentage of net sales to 52.1% for the six months ended June 30, 2022 compared to 52.1% for the same period in 2021.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 29

EMEA

EMEA operating income decreased $6.1 million to $15.5 million, or 10.2% of net sales, for the six months ended June 30, 2022 from $21.6 million, or 13.6% of net sales, for the comparable period in 2021. The decrease was driven primarily by decreased net sales. EMEA net sales decreased $7.0 million, or 4% (increased 2% constant-currency), for the six months ended June 30, 2022, compared to the same period in 2021, driven by decreased net sales in our EMEA distributor business, partially offset by increased net sales in our Europe-direct business. EMEA distributor net sales decreased primarily due to the curtailment of shipments to our Russia-based distributor. Europe-direct net sales increased primarily due to higher consumer demand. EMEA SG&A expense increased as a percentage of net sales to 33.2% for the six months ended June 30, 2022 compared to 29.3% in 2021.

Canada

Canada operating income increased $4.8 million to $11.7 million, or 14.9% of net sales, for the six months ended June 30, 2022 from $6.9 million, or 12.5% of net sales, for the comparable period in 2021. The increase primarily resulted from increased net sales, partially offset by decreased gross margin. Canada net sales increased $23.4 million, or 43% (44% constant-currency), for the six months ended June 30, 2022, compared to the same period in 2021, primarily driven by increased net sales in our Canada wholesale and DTC businesses. Canada SG&A expense decreased as a percentage of net sales to 31.4% for the six months ended June 30, 2022, compared to 35.7% for the same period in 2021, driven by leveraging of fixed operating expenses.

Unallocated corporate expenses increased by $11.8 million to $125.2 million for the six months ended June 30, 2022 from $113.4 million for the same period in 2021, largely driven by higher personnel expenses and technology related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Including cash, cash equivalents, short-term investments and available committed credit lines, we had over $915 million in total liquidity as of June 30, 2022. Our liquidity may be affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level at the end of the third quarter and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of product we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand.

Cash Flow Activities

Cash flows are summarized in the following table:

	Six Months Ended June 30,
(in millions)	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(112.7)	$117.2	$(229.9)
Investing activities	101.9	(11.2)	113.1
Financing activities	(325.3)	(74.0)	(251.3)
Net effect of exchange rate changes on cash	(14.2)	(2.9)	(11.3)
Net increase (decrease) in cash and cash equivalents	$(350.3)	$29.1	$(379.4)

The change in cash flows used in operating activities was driven by a $227.0 million increase in cash used in changes in assets and liabilities and a $2.9 million decrease in cash provided by net income and non-cash adjustments. The most significant comparative changes included Inventories, net, and to a lesser extent, Accrued liabilities, Accounts payable, and Prepaid expenses and other current assets. The $208.5 million increase in cash used in Inventories, net was driven by an increase in inventory purchases in anticipation of sale growth, which was tempered by the curtailment of shipments to our Russia-based distributor, temporary store closures as a result of government efforts to control the spread of COVID-19, and the softening of U.S. consumer demand in the latter part of the second quarter of 2022. The $37.1 million increase in cash used in Accrued liabilities was primarily driven by changes in accruals for compensation as well as taxes other
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 30

than income tax, partially offset by changes in accruals for import duties. The decrease of $23.3 million in cash provided by Accounts payable primarily reflects the effects of lower accruals globally. These amounts are partially offset by the $25.0 million decrease in cash used in Prepaid expenses and other current assets, which was primarily driven by changes in prepaid income taxes.

Net cash provided by investing activities was $101.9 million for the six months ended June 30, 2022, compared to net cash used in investing activities of $11.2 million for the same period in 2021. For the 2022 period, net cash provided by investing activities consisted of $130.9 million in net sales and maturities of short-term investments, partially offset by $29.0 million for capital expenditures. For the 2021 period, net cash used in investing activities consisted of $12.4 million for capital expenditures, partially offset by $1.2 million in sales and maturities of short-term investments.

Net cash used in financing activities was $325.3 million for the six months ended June 30, 2022 compared to $74.0 million for the same period in 2021. For the 2022 period, net cash used in financing activities primarily consisted of repurchases of common stock of $287.4 million and dividend payments to our shareholders of $37.9 million. For the 2021 period, net cash used in financing activities primarily consisted of repurchases of common stock of $54.5 million and dividend payments to our shareholders of $34.5 million, partially offset by net proceeds from the issuance of common stock related to share-based compensation of $14.8 million.

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of June 30, 2022, we had cash and cash equivalents of $413.1 million and short-term investments of $1.1 million, compared to $763.4 million and $131.1 million, respectively, as of December 31, 2021 and $819.8 million and $1.1 million, respectively, as of June 30, 2021.

Domestic Credit Facility

At the time of this filing, we have available an unsecured, committed revolving credit facility, which provides for borrowings up to $500.0 million . This credit facility matures on July 12, 2027. Interest, payable monthly, is based on the Company's option of either SOFR plus an applicable margin or a base rate. Base rate is defined as the highest of the following, plus an applicable margin:
•the administrative agent's prime rate;
•the higher of the federal funds rate or the overnight bank funding rate set by the Federal Reserve Bank of New York, plus 0.50%; or
•the one-month SOFR plus 1.00%.

The applicable margin for SOFR loans will range from 1.00% to 1.50% based on the Company’s funded debt ratio. The applicable margin for base rate loans will range from 0.00% to 0.50% based on the Company’s funded debt ratio.

The Domestic Credit Agreement requires the Company to comply with a financial covenant to maintain a certain funded debt ratio. In addition, the Domestic Credit Agreement includes customary covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness and liens, engage in mergers, acquisitions and dispositions, and engage in transactions with affiliates, as well as restrict the amount of certain payments, including dividends and share buybacks in the event the Company's funded debt ratio is greater than a set amount.

Refer to Note 4 in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the domestic credit facility.

International Credit Facilities

Our European subsidiary has available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowings up to €4.4 million (approximately US$4.6 million). Borrowings accrue interest at a base rate plus 75 basis points.

In addition, collectively, our international subsidiaries have available approximately US$106.2 million in unsecured and uncommitted lines of credit and overdraft facilities.

As of June 30, 2022, there was no balance outstanding under our international subsidiaries' lines of credit and overdraft facilities.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 31

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash flows from operations and, if needed, borrowings from our existing credit facilities. As our cash and cash equivalents and short-term investments balances are generally at their lowest levels at the end of the third quarter, we expect to use borrowings from our domestic credit facility in the third quarter of 2022 to meet our short-term cash needs prior to the fourth quarter cash collection of wholesale business receivables and fourth quarter DTC sales.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and our retail stores to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. We maintain and continue to make substantial investments in information systems, processes and personnel to support our ongoing demand planning efforts to meet our working capital management goals. As of June 30, 2022, our inventory balance increased to $962.9 million, compared to $645.4 million and $676.0 million as of December 31, 2021 and June 30, 2021, respectively. This inventory growth reflects increased inventory purchases in anticipation of sales growth for our Spring and Fall 2022 merchandise and lower than normal inventory levels at the same time last year. In addition, inventory growth was impacted by lower than initially expected net sales for the six months ended June 30, 2022 due to a combination of factors, including lower EMEA distributor shipments, the impact of government efforts to control the spread of COVID-19 in China and softening of consumer demand in the U.S. Because we continue to anticipate higher inventory levels, we are adjusting future inventory purchases and planning to more heavily utilize our outlet stores to sell excess merchandise.

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

Free cash flow is a non-GAAP financial measure. Free cash flow is calculated by reducing net cash flow from operating activities by capital expenditures. Management believes free cash flow provides investors with an important perspective on the cash available for shareholders and acquisitions after making the capital investments required to support ongoing business operations and long-term value creation. Free cash flow does not represent the residual cash flow available for discretionary expenditures since it excludes certain mandatory expenditures. Management uses free cash flow as a measure to assess both business performance and overall liquidity.

Other cash commitments

Our inventory purchase obligations were $654.4 million as of June 30, 2022, compared to $656.5 million and $538.8 million as of December 31, 2021 and June 30, 2021, respectively.

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 32

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

Refer to Note 1 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 33

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 34

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 35

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 36

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

Our ability to meet consumer and customer expectations, manage inventory, complete sales, and achieve our objectives for operating efficiencies depends on the proper operation of our existing distribution facilities, as well as the facilities of third-parties, the development or expansion of additional distribution capabilities and services, and the timely performance of services by third-parties, including those involved in moving products to and from our distribution facilities and facilities operated by third-parties. The uneven flow of inventory receipts during peak times at our distribution centers may cause us to miss delivery deadlines, as we work through inventory, which in turn may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 37

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 38

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 39

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

We are subject to risks generally associated with doing business internationally. These risks include, but are not limited to, the burden of complying with, and unexpected changes to, foreign and domestic laws and regulations, such as anti-corruption and forced labor regulations and sanctions regimes, climate-change regulations, the effects of fiscal and political crises and political and economic disputes, changes in diverse consumer preferences, foreign currency exchange rate fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters, and changes in economic conditions in countries in which we contract to manufacture, source raw materials or sell products. Our ability to sell products in certain markets, demand for our products in certain markets, our ability to collect accounts receivable, our contract manufacturers' ability to procure raw materials or manufacture products, distribution and logistics providers' ability to operate, our ability to operate brick and mortar stores, our workforce, and our cost of doing business (including the cost of freight and logistics) may be impacted by these events should they occur and laws and regulations. Our exposure to these risks is heightened in Vietnam, where a significant portion of our contract manufacturing is
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 40

located, and in China, where a large portion of the raw materials used in our products is sourced by our contract manufacturers. Should certain of these events occur in Vietnam or China, they could cause a substantial disruption to our business and have a material adverse effect on our financial condition, results of operations and cash flows. Historically, this risk was also heightened in Russia, where our largest international distributor was located. However, following Russia's invasion of Ukraine, we paused all new orders with our Russia-based third-party international distributor. In 2021, the Russia-based distributor accounted for $66.6 million in revenue.

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

In connection with the United Kingdom's exit from the European Union (commonly referred to as "Brexit"), on December 24, 2020, the European Union ("E.U.") and the United Kingdom ("U.K.") reached an agreement, the E.U.-U.K. Trade and Cooperation Agreement, to govern aspects of the relationship of the E.U. and U.K. following Brexit. As a result of no longer having "free circulation" between the U.K. and the E.U., we may, and have incurred additional duties. These additional costs may be mitigated, to the extent we are able, to achieve favorable interpretations and/or rulings from the U.K.'s Her Majesty's Revenue and Customs.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 41

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

Labor Matters, Changes in Labor Laws and Our Ability to Meet Our Labor Needs May Reduce Our Revenues and Earnings.

Our business depends on our ability to source and distribute products in a timely manner. While a majority of our own operations are not subject to organized labor agreements, our relationship with our Cambrai distribution center employees is governed by French law, which includes a formal representation of employees by a Works Council and the application of a collective bargaining agreement. Matters that may affect our workforce (including COVID-19 infections or the risk thereof) at contract manufacturers where our goods are produced, shipping ports, transportation carriers, retail stores, or distribution centers create risks for our business, particularly if these matters result in work shut-downs (with little to no notice), slowdowns, lockouts, strikes, limitations on the number of individuals able to work (e.g. social distancing) or other disruptions. The foregoing includes potential impacts to our business as a result of the International Longshore and Warehouse Union negotiations. Labor matters may have a material adverse effect on our business, potentially resulting in canceled orders by customers, inability to fulfill potential e-commerce demand, unanticipated inventory accumulation and reduced net sales and net income.

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

Our credit agreements have various financial and other covenants. If an event of default were to occur, the lenders could, among other things, declare outstanding amounts due and payable. If we were to borrow under our credit agreements we would be subject to market interest rates and may incur additional interest expense when borrowing in a high interest rate environment.

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 42

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 43

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 44

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

Certain Shareholders Have Substantial Control Over us and Are Able to Influence Corporate Matters.

As of June 30, 2022, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just under 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of holders.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 45

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Since the inception of our share repurchase program in 2004 through June 30, 2022, our Board of Directors has authorized the repurchase of $2.0 billion of our common stock, including an approved increase in April 2022 of $500 million. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of June 30, 2022, we had repurchased 31.7 million shares at an aggregate purchase price of $1,470.6 million, and had $529.4 million remaining available.

The following is a summary of our common stock repurchases during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2022 through April 30, 2022	94,423	$88.85	94,423	$590.6
May 1, 2022 through May 31, 2022	651,557	$76.75	651,557	$540.6
June 1, 2022 through June 30, 2022	160,724	$69.98	160,724	$529.4
Total	906,704	$76.81	906,704	$529.4
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 46

ITEM 6.	EXHIBITS

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
10.1
Credit Agreement dated July 12, 2022, among Columbia Sportswear Company, JPMorgan Chase Bank, National Association, as the administrative agent for the lenders and as a lender, and the other lenders party thereto. (incorporated by reference to exhibit 10.1 to the Company's Form 8-K, filed on July 18, 2022) (File No. 000-23939).

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	August 4, 2022	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 48