Form 10-Q
period 2022-09-30
COLUMBIA SPORTSWEAR CO
filed 2022-11-03
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
The number of shares outstanding of the registrant's common stock on October 21, 2022 was 62,113,626.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, including any statements regarding outdoor participation and a move to casualization by consumers, product price changes, the promotional environment, wholesale trade terms, inventories, shipping timing, consumer spending and preferences, store traffic, freight charges, scale efficiencies, logistics constraints, labor costs and shortages, inflationary pressures, foreign currency translation, the geopolitical environment, consumer expectations, the impact of seasonal trends, materiality of legal matters, borrowings, our short and long-term cash needs and our ability to meet those needs, amortization expenses and maturities of liabilities.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$159,221	$763,404	$599,479
Short-term investments	972	131,145	1,132
Accounts receivable, net of allowance of $5,822, $8,893 and $10,847, respectively	600,457	487,803	500,451
Inventories, net	1,056,905	645,379	720,865
Prepaid expenses and other current assets	142,055	86,306	98,146
Total current assets	1,959,610	2,114,037	1,920,073
Property, plant and equipment, net of accumulated depreciation of $608,522, $602,660 and $591,795, respectively	287,338	291,088	293,725
Operating lease right-of-use assets	328,893	330,928	344,876
Intangible assets, net	100,672	101,908	102,321
Goodwill	68,594	68,594	68,594
Deferred income taxes	76,899	92,121	92,493
Other non-current assets	68,146	68,452	67,277
Total assets	$2,890,152	$3,067,128	$2,889,359
LIABILITIES AND EQUITY
Current Liabilities:
Short-term borrowings	$4,441	$—	$—
Accounts payable	336,782	283,349	241,119
Accrued liabilities	279,226	316,485	273,590
Operating lease liabilities	65,866	67,429	67,055
Income taxes payable	10,341	13,127	8,955
Total current liabilities	696,656	680,390	590,719
Non-current operating lease liabilities	314,565	317,666	330,765
Income taxes payable	33,215	44,541	49,392
Deferred income taxes	—	—	1
Other long-term liabilities	30,913	35,279	38,165
Total liabilities	1,075,349	1,077,876	1,009,042
Commitments and contingencies (Note 5)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 62,105, 65,164 and 65,501 issued and outstanding, respectively	5,803	—	—
Retained earnings	1,846,570	1,993,628	1,883,343
Accumulated other comprehensive income (loss)	(37,570)	(4,376)	(3,026)
Total shareholders' equity	1,814,803	1,989,252	1,880,317
Total liabilities and shareholders' equity	$2,890,152	$3,067,128	$2,889,359

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 1

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net sales	$955,059	$804,706	$2,294,632	$1,996,682
Cost of sales	496,564	396,346	1,173,530	974,403
Gross profit	458,495	408,360	1,121,102	1,022,279
Selling, general and administrative expenses	318,957	280,121	899,301	796,276
Net licensing income	5,723	5,222	15,899	12,933
Operating income	145,261	133,461	237,700	238,936
Interest income, net	765	196	1,659	1,072
Other non-operating income (expense), net	(269)	201	(1,660)	(397)
Income before income tax	145,757	133,858	237,699	239,611
Income tax expense	(34,007)	(33,295)	(51,949)	(42,464)
Net income	$111,750	$100,563	$185,750	$197,147

Earnings per share:
Basic	$1.80	$1.53	$2.95	$2.98
Diluted	$1.80	$1.52	$2.94	$2.96
Weighted average shares outstanding:
Basic	62,098	65,862	62,967	66,182
Diluted	62,210	66,266	63,178	66,673

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 2

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$111,750	$100,563	$185,750	$197,147
Other comprehensive income (loss):
Unrealized gains on derivative transactions (net of tax effects of $(4,856), $(3,602), $(9,944) and $(5,787), respectively)	14,221	10,552	27,938	15,564
Foreign currency translation adjustments (net of tax effects of $126, $66, $1,123 and $215, respectively)	(30,058)	(11,422)	(61,132)	(19,396)
Other comprehensive income (loss)	(15,837)	(870)	(33,194)	(3,832)
Comprehensive income	$95,913	$99,693	$152,556	$193,315

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 3

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$185,750	$197,147
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, amortization, and non-cash lease expense	86,569	84,509
Provision for uncollectible accounts receivable	(1,745)	(9,088)
Loss on disposal or impairment of investments, property, plant and equipment, and right-of-use assets	2,455	366
Deferred income taxes	1,712	(8,731)
Stock-based compensation	16,071	14,487
Changes in operating assets and liabilities:
Accounts receivable	(129,251)	(44,500)
Inventories, net	(443,194)	(173,761)
Prepaid expenses and other current assets	(27,535)	(40,957)
Other assets	2,260	148
Accounts payable	63,868	22,014
Accrued liabilities	(18,409)	24,813
Income taxes payable	(14,299)	(14,621)
Operating lease assets and liabilities	(49,159)	(68,823)
Other liabilities	(3,182)	1,359
Net cash used in operating activities	(328,089)	(15,638)
Cash flows from investing activities:
Purchases of short-term investments	(44,876)	—
Sales and maturities of short-term investments	175,827	1,184
Capital expenditures	(42,489)	(20,413)
Net cash provided by (used in) investing activities	88,462	(19,229)
Cash flows from financing activities:
Proceeds from credit facilities	12,660	29,508
Repayments on credit facilities	(8,133)	(29,313)
Payment of line of credit issuance fees	(604)	—
Proceeds from issuance of common stock related to stock-based compensation	4,598	24,329
Tax payments related to stock-based compensation	(4,178)	(5,715)
Repurchase of common stock	(287,443)	(118,580)
Cash dividends paid	(56,556)	(51,662)
Net cash used in financing activities	(339,656)	(151,433)
Net effect of exchange rate changes on cash	(24,900)	(4,946)
Net decrease in cash and cash equivalents	(604,183)	(191,246)
Cash and cash equivalents, beginning of period	763,404	790,725
Cash and cash equivalents, end of period	$159,221	$599,479
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$59,584	$87,709
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$7,502	$8,277
Repurchases of common stock not settled	$—	$8,628
See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 4

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, June 30, 2022	62,091	$—	$1,753,450	$(21,733)	$1,731,717
Net income	—	—	111,750	—	111,750
Other comprehensive income (loss):
Unrealized gains on derivative transactions, net	—	—	—	14,221	14,221
Foreign currency translation adjustment, net	—	—	—	(30,058)	(30,058)
Cash dividends ($0.30 per share)	—	—	(18,630)	—	(18,630)
Issuance of common stock related to stock-based compensation, net	14	368	—	—	368
Stock-based compensation expense	—	5,435	—	—	5,435
Balance, September 30, 2022	62,105	$5,803	$1,846,570	$(37,570)	$1,814,803

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, June 30, 2021	66,148	$—	$1,863,813	$(2,156)	$1,861,657
Net income	—	—	100,563	—	100,563
Other comprehensive income (loss):
Unrealized gains on derivative transactions, net	—	—	—	10,552	10,552
Foreign currency translation adjustment, net	—	—	—	(11,422)	(11,422)
Cash dividends ($0.26 per share)	—	—	(17,122)	—	(17,122)
Issuance of common stock related to stock-based compensation, net	79	3,767	—	—	3,767
Stock-based compensation expense	—	4,664	—	—	4,664
Repurchase of common stock	(726)	(8,431)	(63,911)	—	(72,342)
Balance, September 30, 2021	65,501	$—	$1,883,343	$(3,026)	$1,880,317

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2021	65,164	$—	$1,993,628	$(4,376)	$1,989,252
Net income	—	—	185,750	—	185,750
Other comprehensive income (loss):
Unrealized gains on derivative transactions, net	—	—	—	27,938	27,938
Foreign currency translation adjustment, net	—	—	—	(61,132)	(61,132)
Cash dividends ($0.90 per share)	—	—	(56,556)	—	(56,556)
Issuance of common stock related to stock-based compensation, net	176	420	—	—	420
Stock-based compensation expense	—	16,071	—	—	16,071
Repurchase of common stock	(3,235)	(10,688)	(276,252)	—	(286,940)
Balance, September 30, 2022	62,105	$5,803	$1,846,570	$(37,570)	$1,814,803

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 5

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2020	66,252	$20,165	$1,811,800	$806	$1,832,771
Net income	—	—	197,147	—	197,147
Other comprehensive income (loss):
Unrealized gains on derivative transactions, net	—	—	—	15,564	15,564
Foreign currency translation adjustment, net	—	—	—	(19,396)	(19,396)
Cash dividends ($0.78 per share)	—	—	(51,662)	—	(51,662)
Issuance of common stock related to stock-based compensation, net	503	18,614	—	—	18,614
Stock-based compensation expense	—	14,487	—	—	14,487
Repurchase of common stock	(1,254)	(53,266)	(73,942)	—	(127,208)
Balance, September 30, 2021	65,501	$—	$1,883,343	$(3,026)	$1,880,317

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 6

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 7

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of September 30, 2022, December 31, 2021 and September 30, 2021, the results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The December 31, 2021 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.

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

The following tables disaggregate the Company's operating segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended September 30, 2022
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$473,066	$84,769	$112,817	$55,690	$726,342
Footwear	134,008	30,559	40,713	23,437	228,717
Total	$607,074	$115,328	$153,530	$79,127	$955,059
Channel net sales
Wholesale	$368,040	$76,829	$139,027	$61,133	$645,029
Direct-to-consumer	239,034	38,499	14,503	17,994	310,030
Total	$607,074	$115,328	$153,530	$79,127	$955,059

	Three Months Ended September 30, 2021
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$406,187	$78,160	$75,399	$61,409	$621,155
Footwear	104,299	24,594	33,751	20,907	183,551
Total	$510,486	$102,754	$109,150	$82,316	$804,706
Channel net sales
Wholesale	$292,357	$66,070	$93,899	$65,810	$518,136
Direct-to-consumer	218,129	36,684	15,251	16,506	286,570
Total	$510,486	$102,754	$109,150	$82,316	$804,706

	Nine Months Ended September 30, 2022
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,206,886	$225,073	$213,628	$115,016	$1,760,603
Footwear	314,567	84,823	92,161	42,478	534,029
Total	$1,521,453	$309,896	$305,789	$157,494	$2,294,632
Channel net sales
Wholesale	$817,429	$165,075	$261,580	$109,065	$1,353,149
Direct-to-consumer	704,024	144,821	44,209	48,429	941,483
Total	$1,521,453	$309,896	$305,789	$157,494	$2,294,632

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 9

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2021
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,040,432	$212,921	$186,213	$103,549	$1,543,115
Footwear	257,781	79,785	82,276	33,725	453,567
Total	$1,298,213	$292,706	$268,489	$137,274	$1,996,682
Channel net sales
Wholesale	$669,425	$153,689	$232,215	$100,523	$1,155,852
Direct-to-consumer	628,788	139,017	36,274	36,751	840,830
Total	$1,298,213	$292,706	$268,489	$137,274	$1,996,682

PERFORMANCE OBLIGATIONS

For the three and nine months ended September 30, 2022 and 2021, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.

CONTRACT BALANCES

As of September 30, 2022, December 31, 2021 and September 30, 2021, the Company did not have contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.

NOTE 3 — INTANGIBLE ASSETS, NET AND GOODWILL
Intangible assets, net consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)	(14,198)
Customer relationships	(20,249)	(19,013)	(18,600)
Accumulated amortization	(34,447)	(33,211)	(32,798)
Net carrying amount	2,751	3,987	4,400
Intangible assets with indefinite lives	97,921	97,921	97,921
Intangible assets, net	$100,672	$101,908	$102,321

Amortization expense for intangible assets subject to amortization was $0.4 million for the three months ended September 30, 2022 and 2021, and was $1.2 million for the nine months ended September 30, 2022 and 2021.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 10

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the remaining estimated annual amortization expense for the years 2022 through 2027:

(in thousands)
2022	$413
2023	1,650
2024	688
2025	—
2026	—
2027	—

NOTE 4 — SHORT-TERM BORROWINGS AND CREDIT LINES
Except as disclosed below, there have been no significant changes to the Company's short-term borrowings and credit lines as described in Note 7 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

DOMESTIC CREDIT FACILITY

In July 2022, the Company terminated its unsecured, committed revolving credit agreement, maturing on December 30, 2025, which provided for funding up to $500.0 million (the "Prior Domestic Credit Agreement") and, simultaneously, entered into a new credit agreement (the “Domestic Credit Agreement”). The Domestic Credit Agreement provides for up to $500.0 million of borrowings pursuant to an unsecured, committed revolving credit facility (the “Credit Facility”), which is available for working capital and general corporate purposes, including a sublimit for the issuance of letters of credit. This Credit Facility matures on July 12, 2027. Interest, generally payable monthly, is based on the Company's option of either the secured overnight financing rate (“SOFR”) plus an applicable margin or a base rate. Base rate is defined as the highest of the following, plus an applicable margin:
• the administrative agent's prime rate;
• the higher of the federal funds rate or overnight bank funding rate set by the Federal Reserve Bank of New York, plus 0.50%; or
• the one-month SOFR plus 1.00%.

The applicable margin for SOFR loans will range from 1.00% to 1.50% based on the Company’s funded debt ratio. The applicable margin for base rate loans will range from 0.00% to 0.50% based on the Company’s funded debt ratio. A commitment fee ranging from 0.10% to 0.20% based on the Company's funded debt ratio is paid quarterly on the average daily unused commitment amount of the Credit Facility.

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

As of September 30, 2022, the Company was in compliance with all associated covenants and there was no balance outstanding under the Credit Facility.

In October 2022, the Company borrowed $25.0 million from the Credit Facility. These borrowings accrue interest at a rate of 4.14% per annum.

OTHER SHORT-TERM BORROWINGS AND CREDIT LINES

As of September 30, 2022, there was €4.5 million (approximately US$4.4 million) of borrowings outstanding under an overdraft facility utilized by the Company's European subsidiary, which was guaranteed by the Company. These borrowings accrued interest at a rate of 3.75% per annum and were repaid in October 2022.

In October 2022, the Company borrowed €15.0 million (approximately US$15.0 million) from an unsecured, uncommitted credit facility utilized by the Company's European subsidiary, which is guaranteed by the Company. These borrowings accrue interest at a rate of 2.10% per annum.
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

NOTE 6 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through September 30, 2022, the Company's Board of Directors has authorized the repurchase of $2.0 billion of the Company's common stock, including an additional $500 million approved by the Company’s Board of Directors at its regular board meeting in April 2022. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of September 30, 2022, the Company had repurchased 31.7 million shares at an aggregate purchase price of $1,470.6 million and had $529.4 million remaining available. During the nine months ended September 30, 2022, the Company repurchased an aggregate of $286.9 million of the Company's common stock under this program. The Company did not repurchase common stock during the three months ended September 30, 2022.

NOTE 7 — STOCK-BASED COMPENSATION

The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Stock options	$2,018	$1,500	$5,853	$5,271
Restricted stock units	3,417	3,164	10,218	9,216
Total	$5,435	$4,664	$16,071	$14,487

STOCK OPTIONS

During the nine months ended September 30, 2022, the Company granted a total of 551,134 stock options at a weighted average grant date fair value of $18.29 per option. As of September 30, 2022, unrecognized costs related to outstanding stock options totaled $14.9 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average remaining period of 2.42 years.

RESTRICTED STOCK UNITS

During the nine months ended September 30, 2022, the Company granted 246,031 restricted stock units at a weighted average grant date fair value of $85.29 per restricted stock unit. As of September 30, 2022, unrecognized costs related to outstanding restricted stock units totaled $25.3 million, before any related tax benefit. These unrecognized costs related to restricted stock units are expected to be recognized over a weighted average remaining period of 2.49 years.

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

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Weighted average common shares outstanding, used in computing basic earnings per share	62,098	65,862	62,967	66,182
Effect of dilutive stock options and restricted stock units	112	404	211	491
Weighted average common shares outstanding, used in computing diluted earnings per share	62,210	66,266	63,178	66,673
Earnings per share:
Basic	$1.80	$1.53	$2.95	$2.98
Diluted	$1.80	$1.52	$2.94	$2.96

Stock options, service-based restricted stock units, and performance-based restricted stock units representing 2,174,505 and 652,317 shares of common stock for the three months ended September 30, 2022 and 2021, respectively, and 1,738,354 and 810,092 shares of common stock for the nine months ended September 30, 2022 and 2021, respectively, were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) on the unaudited Condensed Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.

The following tables set forth the changes in Accumulated other comprehensive income (loss):

(in thousands)	Unrealized gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance as of June 30, 2022	$23,631	$(45,364)	$(21,733)
Other comprehensive income (loss) before reclassifications	17,191	(30,058)	(12,867)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	(2,970)	—	(2,970)
Net other comprehensive income (loss) during the year	14,221	(30,058)	(15,837)
Balance as of September 30, 2022	$37,852	$(75,422)	$(37,570)
(1) Amounts reclassified are recorded in Net sales or Cost of sales on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 11 for further information regarding reclassifications.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 13

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)

(in thousands)	Unrealized gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance as of June 30, 2021	$(4,357)	$2,201	$(2,156)
Other comprehensive income (loss) before reclassifications	8,170	(11,422)	(3,252)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	2,382	—	2,382
Net other comprehensive income (loss) during the year	10,552	(11,422)	(870)
Balance as of September 30, 2021	$6,195	$(9,221)	$(3,026)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 11 for further information regarding reclassifications.

(in thousands)	Unrealized gains (losses) on available-for-sale securities	Unrealized gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2021	$—	$9,914	$(14,290)	$(4,376)
Other comprehensive income (loss) before reclassifications	(451)	31,780	(61,132)	(29,803)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	451	(3,842)	—	(3,391)
Net other comprehensive income (loss) during the year	—	27,938	(61,132)	(33,194)
Balance as of September 30, 2022	$—	$37,852	$(75,422)	$(37,570)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 11 for further information regarding reclassifications.

(in thousands)	Unrealized gains (losses) on derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2020	$(9,369)	$10,175	$806
Other comprehensive income (loss) before reclassifications	13,547	(19,396)	(5,849)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	2,017	—	2,017
Net other comprehensive income (loss) during the year	15,564	(19,396)	(3,832)
Balance as of September 30, 2021	$6,195	$(9,221)	$(3,026)
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

The following table presents financial information for the Company's reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net sales to unrelated entities:
U.S.	$607,074	$510,486	$1,521,453	$1,298,213
LAAP	115,328	102,754	309,896	292,706
EMEA	153,530	109,150	305,789	268,489
Canada	79,127	82,316	157,494	137,274
	$955,059	$804,706	$2,294,632	$1,996,682
Segment operating income
U.S.	$145,268	$139,101	$325,790	$320,819
LAAP	11,771	7,628	21,712	16,347
EMEA	35,567	26,215	51,036	47,809
Canada	20,237	22,849	31,913	29,710
Total segment operating income	212,843	195,793	430,451	414,685
Unallocated corporate expenses	(67,582)	(62,332)	(192,751)	(175,749)
Interest income, net	765	196	1,659	1,072
Other non-operating income (expense), net	(269)	201	(1,660)	(397)
Income before income tax	$145,757	$133,858	$237,699	$239,611

CONCENTRATIONS

The Company did not have any customer that accounted for 10% or more of Accounts receivable, net as of September 30, 2022. The Company had one customer that accounted for approximately 14.3% and 10.4% of Accounts receivable, net as of December 31, 2021 and September 30, 2021, respectively. The Company did not have any customer that accounted for 10% or more of Net sales for the three and nine months ended September 30, 2022 and September 30, 2021.

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

The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated United States dollar inventory purchases. Subsidiaries that use United States dollars and European euros as their functional currency also
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 15

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
have non-functional currency denominated sales for which the Company hedges the Canadian dollar and British pound. The Company seeks to manage these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. Time value components ("forward points") for forward contracts are included in the fair value of the cash flow hedge. These costs or benefits will be included in Accumulated other comprehensive income (loss) until the underlying hedge transaction is recognized in either Net sales or Cost of sales, at which time, the forward points will also be recognized as a component of Net income.

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

The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$459,189	$485,083	$471,250
Derivative instruments not designated as hedges:
Currency forward contracts	287,825	267,982	247,134

As of September 30, 2022, $30.4 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales, Cost of sales, or Other non-operating income (expense), net in the unaudited Condensed Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales, Cost of sales, or Other non-operating income (expense), net in the unaudited Condensed Consolidated Statements of Operations are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, and yen as well as the euro exchange rate in effect against the pound sterling.

As of September 30, 2022, the Company's derivative contracts had a remaining maturity of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $13.1 million as of September 30, 2022. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 16

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	September 30, 2022	December 31, 2021	September 30, 2021
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$32,289	$7,927	$5,500
Currency forward contracts	Other non-current assets	13,919	10,142	8,723
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	—	2,545	2,164
Currency forward contracts	Other long-term liabilities	436	318	449
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	2,912	1,470	1,633
Currency forward contracts	Other non-current assets	—	—	109
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,514	1,027	251
Currency forward contracts	Other long-term liabilities	—	—	17

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2022	2021	2022	2021
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain recognized in other comprehensive income (loss), net of tax	—	$17,191	$8,170	$31,780	$13,547
Loss reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Net sales	(28)	(170)	(204)	(182)
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Cost of sales	4,114	(3,257)	5,373	(2,833)
Gain reclassified from accumulated other comprehensive income (loss) to income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	—	345	222	451
Derivative instruments not designated as cash flow hedges:
Gain recognized in income	Other non-operating income (expense), net	1,341	1,077	2,638	355

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments:
Money market funds	$79	$—	$—	$79
Mutual fund shares	893	—	—	893
Other current assets:
Derivative financial instruments	—	35,201	—	35,201
Non-current assets:
Money market funds	1,201	—	—	1,201
Mutual fund shares	17,332	—	—	17,332
Derivative financial instruments	—	13,919	—	13,919
Total assets measured at fair value	$19,505	$49,120	$—	$68,625
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$1,514	$—	$1,514
Other long-term liabilities:
Derivative financial instruments	—	436	—	436
Total liabilities measured at fair value	$—	$1,950	$—	$1,950

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 18

Table of Contents Notes to Condensed Consolidated Financial Statements (Unaudited)
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,677	$—	$—	$2,677
Available-for-sale short-term investments:(1)
U.S. Government treasury bills	—	130,168	—	130,168
Other short-term investments:
Money market funds	73	—	—	73
Mutual fund shares	904	—	—	904
Other current assets:
Derivative financial instruments	—	9,397	—	9,397
Non-current assets:
Money market funds	2,219	—	—	2,219
Mutual fund shares	19,606	—	—	19,606
Derivative financial instruments	—	10,142	—	10,142
Total assets measured at fair value	$25,479	$149,707	$—	$175,186
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$3,572	$—	$3,572
Other long-term liabilities:
Derivative financial instruments	—	318	—	318
Total liabilities measured at fair value	$—	$3,890	$—	$3,890
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

On September 22, 2022, we refined our long-term growth strategy. We are investing in our strategic priorities to:
•accelerate profitable growth;
•create iconic products that are differentiated, functional and innovative;
•drive brand engagement through increased, focused demand creation investments;
•enhance consumer experiences by investing in capabilities to delight and retain consumers;
•amplify marketplace excellence , with digitally-led, omni-channel, global distribution; and
•empower talent that is driven by our core values through a diverse and inclusive workplace.

Ultimately, we expect our investments to enable market share capture across our brand portfolio, expand gross margin, improve selling, general and administrative expense efficiency, and drive improved operating margin over the long-term.

Business Environment and Trends

Changes in Consumer Spending Ability and Preferences | In 2021, we believe government stimulus and unemployment benefits increased consumers’ discretionary spending ability. In addition, we believe we benefited as consumers shifted from service-based to product-based spending due to their limited ability to travel, attend entertainment-based experiences or purchase certain services. Beginning in the second quarter of 2022, we believe U.S. inflationary pressures, rising interest rates and recession fears are weighing on the market. As a result, we expect consumer discretionary spending will come under increasing pressure over the next several months.

Increased Inflationary Pressures | Inflationary pressures, including inbound freight, raw materials, labor and product input costs, impacted our results in the first nine months of 2022. We implemented product price increases for our Spring 2022 season and, to a greater extent, for our Fall 2022 season. Price increases varied by market and product category. In the U.S., on average, we increased pricing by a mid-single digit percent for our Spring 2022 product line and by a high-single to low-double-digit percent for our Fall 2022 product line. Although price increases are not expected to offset gross margin pressure in 2022, we are beginning to experience lower inbound freight costs which will benefit gross margin over time. As inbound freight costs subside and begin to offset inflationary cost pressures, including raw materials and labor, we expect lower product price increases in 2023.

Strengthening U.S. Dollar | The rapid strengthening of the U.S. dollar relative to major foreign currencies unfavorably impacted our results in the first nine months of 2022. The impact of unfavorable foreign currency translation is anticipated to continue to reduce 2022 net sales growth and profitability. We anticipate this trend to continue into 2023, impacting both the translation of our earnings as well as our foreign currency hedging of inventory purchases and non-functional currency sales.

Changing Geopolitical Environment | The macro-geopolitical environment changed rapidly as a result of the invasion of Ukraine by Russian forces in the first quarter of 2022. We do not have any direct operations in Russia and historically have operated in that market through a contract with a third-party international distributor on an advance order basis. We paused taking new orders from this distributor for Russia, Ukraine, and Belarus following the invasion. However, prior to the conflict, we had already taken Fall 2022 orders from this distributor under its contract, certain of which we planned to and did fulfill in the third quarter of 2022. The impact of the invasion is being felt not only in
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 21

our relationship with this distributor, but also increased political tensions throughout the globe. These political tensions have the potential to manifest themselves in certain regions where we directly operate.

Increased Freight Charges | In the first nine months of 2022, we experienced elevated ocean freight charges as a result of an imbalance of supply and demand for steamship and ocean container capacity. As a result, these costs have had a substantially unfavorable impact on our gross margin. More recently, we began to experience declines in ocean freight charges. We anticipate this shift in trend to continue for the remainder of 2022 and into 2023, and to benefit gross margin over time. We capitalize the cost of inbound freight into inventory, which creates a lag from the period in which we experience the decline in these charges and the subsequent impact to gross margin. Additionally, elevated oil prices continue to result in fuel surcharges from certain of our freight carriers that deliver product to our retail stores and to consumers.

Later Inventory Receipts | During the third quarter of 2021, several weeks of government mandated factory closures in Vietnam disrupted our manufacturing partners' operations and impacted production of product. As a result of these and other supply chain disruptions, we received Fall 2021, Spring 2022 and Fall 2022 inventory later than expected.

For most of the second quarter of 2022, government efforts to control the spread of COVID-19 in China disrupted our distribution center's operations, which resulted in an inability to fulfill e-commerce, wholesale and owned DTC stores orders in China. In July 2022, certain disruptions from these government efforts eased. Excluding disruptions from government efforts to control the spread of COVID-19 as well as potential risks associated with the International Longshore and Warehouse Union negotiations, we expect supply chain inbound transit times to continue to modestly improve by late 2022. However, we continue to anticipate longer than historical inbound transit times for inventory receipts and shipments to our wholesale customers and inventory available for our DTC businesses in 2022, potentially resulting in impacts to future net sales and gross margin.

Looking forward to the Spring 2023 product season, we expect inventory production and logistics transit times to improve markedly and be more in-line with our historical experience, assuming no material downturn in port and railroad labor relations.

Excess Inventory Across the Marketplace | Strong consumer demand in 2021 and the first half of 2022 coupled with ongoing supply chain constraints resulted in a shortage of inventory in the marketplace. By the end of the second quarter of 2022, the arrival of long-delayed orders at retailers and a slowing of consumer demand resulted in excess inventory in the marketplace. With higher marketplace inventories and a rapidly changing economic environment, retailers are rationalizing their inventory needs. As a result, we experienced and continue to expect increased order cancellations for Spring 2022 and Fall 2022 orders. Because we expect marketplace inventories to remain elevated and order cancellations to continue, we are adjusting future inventory purchases and plan to utilize our outlet stores to sell a portion of our excess inventory.

Increased U.S. Distribution Center Capacity Pressure | Elevated inventory levels combined with uneven flow of inventory receipts and shipments is resulting in storage and process capacity pressures within our U.S. distribution centers. We began to experience these pressures as we started moving Fall 2022 inventory into the marketplace. As a result of these expected pressures, our operations may be less efficient, and we expect to incur additional labor, outside storage and other costs.

Continued Labor Shortages | Labor shortages continue to be prevalent in the U.S. and labor costs have risen in an effort to compete for employees. We have made certain wage adjustments in an effort to be more competitive in the current environment and have diminished the effects of current labor shortages on our operations at this time. However, we anticipate rising costs and labor shortages to continue for the remainder of 2022 resulting from the continued competition for talent.

Changes in Direct-to-Consumer Store Traffic | For the first nine months of 2022, the majority of our stores remained open in all major markets except China. For most of the second quarter of 2022, government efforts to control the spread of COVID-19 impacted many of our stores in China. In the third quarter of 2022, the easing of shutdowns as a result of China's zero-COVID policies improved consumer demand, favorably impacting the performance of our stores in China. Overall, our global store retail traffic trends continued to improve, with our U.S. retail store traffic recovering to pre-pandemic levels in the first nine months of 2022. We expect store traffic to remain uneven across our store fleet.

Changes in Promotional Environment | In the first half of 2022, we operated in a low promotional environment and experienced fewer sales returns and customer accommodations than we have historically. In the third quarter of 2022, an increase in promotional activity began to unfavorably impact our DTC product margins compared to the same period from prior year in which promotions were exceptionally low. With elevated marketplace inventory, we anticipate the promotional environment and less favorable trading terms to continue.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 22

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

RESULTS OF OPERATIONS

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with Part I, Item 1 of this Quarterly Report on Form 10-Q. All references to quarters relate to the quarter ended September 30 of that particular year.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 23

Results of Operations — Consolidated

The following table presents the items in our unaudited Condensed Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions, except for percentage of net sales and per share amounts)	2022		2021		2022		2021
Net sales	$955.0	100.0%	$804.7	100.0%	$2,294.6	100.0%	$1,996.7	100.0%
Cost of sales	496.5	52.0	396.3	49.3	1,173.5	51.1	974.4	48.8
Gross profit	458.5	48.0	408.4	50.7	1,121.1	48.9	1,022.3	51.2
Selling, general and administrative expenses	319.0	33.4	280.1	34.8	899.3	39.2	796.3	39.9
Net licensing income	5.8	0.6	5.2	0.7	15.9	0.7	12.9	0.7
Operating income	145.3	15.2	133.5	16.6	237.7	10.4	238.9	12.0
Interest income, net	0.8	0.1	0.2	—	1.7	0.1	1.1	—
Other non-operating income (expense), net	(0.3)	—	0.2	—	(1.7)	(0.1)	(0.4)	—
Income before income tax	145.8	15.3	133.9	16.6	237.7	10.4	239.6	12.0
Income tax expense	(34.0)	(3.6)	(33.3)	(4.1)	(51.9)	(2.3)	(42.5)	(2.1)
Net income	$111.8	11.7%	$100.6	12.5%	$185.8	8.1%	$197.1	9.9%

Diluted earnings per share	$1.80		$1.52		$2.94		$2.96

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended September 30,
(in millions, except for percentages)	Reported Net Sales 2022	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2022 (1)	Reported Net Sales 2021	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$773.3	$26.6	$799.9	$651.5	19%	23%
SOREL	112.4	2.6	115.0	88.1	28%	31%
prAna	37.4	—	37.4	36.4	3%	3%
Mountain Hardwear	31.9	0.4	32.3	28.7	11%	13%
Total	$955.0	$29.6	$984.6	$804.7	19%	22%

Product Category Net Sales:
Apparel, Accessories and Equipment	$726.3	$21.2	$747.5	$621.1	17%	20%
Footwear	228.7	8.4	237.1	183.6	25%	29%
Total	$955.0	$29.6	$984.6	$804.7	19%	22%

Channel Net Sales:
Wholesale	$645.1	$20.4	$665.5	$518.2	24%	28%
DTC	309.9	9.2	319.1	286.5	8%	11%
Total	$955.0	$29.6	$984.6	$804.7	19%	22%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 24

Overall, our global net sales increase reflected earlier shipment of higher Fall 2022 wholesale orders compared to shipment of Fall 2021 orders and higher consumer demand in our DTC business. This increase was tempered by later than historical shipping patterns for Fall 2022 shipments, as well as unfavorable impacts from changes in foreign currency exchange rates. Our global DTC e-commence business increased 9% and represented 11% of our global net sales for the third quarter of 2022, compared to growth of 6% and represented 11% of global net sales for the comparable period in 2021.

Gross Profit. Our gross profit may not be comparable to other companies in our industry as some companies may include all costs related to their distribution network in Cost of sales, while we include these expenses in SG&A expenses. Gross profit is summarized in the following table:

	Three Months Ended September 30,
(in millions, except for percentages and basis points)	2022	2021	Change
Gross profit	$458.5	$408.4	$50.1	12%
Gross margin	48.0%	50.7%	-270 bps

Gross margin contracted primarily due to the following factors:
•an approximate 210 bps decrease related to elevated inbound freight costs;
•unfavorable channel and regional net sales shifts primarily due to a higher mix of wholesale sales, largely driven by higher distributor sales, which typically carry a lower margin compared to DTC sales; and
•unfavorable year-over-year changes in inventory provisions; partially offset by
•increased channel profitability due to the net effect of higher wholesale margins and, to a lesser extent, lower DTC margins.

Higher wholesale margins discussed above were primarily driven by price increases and a higher proportion of full price versus off price sales, partially offset by input cost pressure. Lower DTC margins discussed above were primarily driven by increased promotional activity.

Selling, General and Administrative Expenses. SG&A expenses includes all costs associated with our design, merchandising, marketing, distribution, and corporate functions, including related depreciation and amortization.

SG&A expenses is summarized in the following table:

	Three Months September 30,
(in millions, except for percentages and basis points)	2022	2021	Change
Selling, general and administrative expenses	$319.0	$280.1	$38.9	14%
Selling, general and administrative expenses as percent of net sales	33.4%	34.8%	-140 bps

The SG&A expenses increase was primarily due to expenses incurred to support the growth of our business and investments to drive our brand-led consumer-focused strategies. Factors primarily contributing to the increase of SG&A expenses included:
•higher personnel expenses of $13.3 million, reflecting increased headcount to support business growth, as well as annual merit and other wage rate increases;
•increased demand creation, including higher spending with sales growth; and
•higher global retail expenses associated with sales growth and new stores; partially offset by
•lower incentive compensation expense, reflecting lower expectation of year-end incentive compensation compared to last year.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 25

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Three Months Ended September 30,
(in millions, except for percentages)	2022	2021	Change
Income tax expense	$(34.0)	$(33.3)	$0.7	2%
Effective income tax rate	23.3%	24.9%

Our effective income tax rate for the three months ended September 30, 2022 was impacted by discrete tax items, which lowered the effective income tax rate for the period. For the three months ended September 30, 2022, our effective income tax rate was primarily impacted by a non-recurring benefit related to a decrease in accrued foreign withholding taxes. For the three months ended September 30, 2021, impacts to our effective income tax rate from discrete tax items were immaterial.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentages)	Reported Net Sales 2022	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2022 (1)	Reported Net Sales 2021	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$1,903.0	$48.9	$1,951.9	$1,663.2	14%	17%
SOREL	204.7	3.3	208.0	157.5	30%	32%
prAna	110.8	—	110.8	107.6	3%	3%
Mountain Hardwear	76.1	0.8	76.9	68.4	11%	12%
Total	$2,294.6	$53.0	$2,347.6	$1,996.7	15%	18%

Product Category Net Sales:
Apparel, Accessories and Equipment	$1,760.6	$37.2	$1,797.8	$1,543.1	14%	17%
Footwear	534.0	15.8	549.8	453.6	18%	21%
Total	$2,294.6	$53.0	$2,347.6	$1,996.7	15%	18%

Channel Net Sales:
Wholesale	$1,353.2	$31.8	$1,385.0	$1,155.9	17%	20%
DTC	941.4	21.2	962.6	840.8	12%	14%
Total	$2,294.6	$53.0	$2,347.6	$1,996.7	15%	18%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Overall, our global net sales increase reflected earlier shipment of higher Spring 2022 and Fall 2022 wholesale orders and higher consumer demand in our DTC business. In addition, Columbia and SOREL brand net sales benefited from favorable late season cold weather product sales in the first quarter of 2022. Our global net sales increase was tempered by temporary store closures due to government efforts to control the spread of COVID-19 in China, supply chain disruptions, and unfavorable impacts from changes in foreign currency exchange rates. Our global DTC e-commence business grew 10% and represented 15% of our global net sales for the first nine months of 2022, compared to growth of 16% and represented 15% of global net sales for the comparable period in 2021.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 26

Gross Profit. Gross profit is summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentages and basis points)	2022	2021	Change
Gross profit	$1,121.1	$1,022.3	$98.8	10%
Gross margin	48.9%	51.2%	-230 bps

Gross margin contracted primarily due to the following factors:
•an approximate 300 bps decrease related to elevated inbound freight costs; partially offset by
•increased channel profitability due to higher DTC and wholesale margins.

Higher DTC margins discussed above were primarily driven by lower promotional levels, particularly in the first half of 2022. Higher wholesale margins discussed above were primarily driven by price increases and a higher proportion of full price versus off price sales, partially offset by input cost pressure.

Selling, General and Administrative Expenses. SG&A expenses is summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentages and basis points)	2022	2021	Change
Selling, general and administrative expenses	$899.3	$796.3	$103.0	13%
Selling, general and administrative expenses as percent of net sales	39.2%	39.9%	-70 bps

The SG&A expenses increase was primarily due to expenses incurred to support the growth of our business and investments to drive our brand-led consumer-focused strategies. Factors primarily contributing to the increase of SG&A expenses included:
•higher personnel expenses of $30.6 million, reflecting increased headcount to support business growth, as well as annual merit and other wage rate increases;
•increased demand creation of $20.7 million, including higher spending with sales growth; and
•higher global retail expenses associated with sales growth and new stores.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentages)	2022	2021	Change
Income tax expense	$(51.9)	$(42.5)	$9.4	22%
Effective income tax rate	21.9%	17.7%

Our effective income tax rates for the nine months ended September 30, 2022 and 2021 were impacted by discrete tax items, which lowered the effective income tax rate in each period. For the nine months ended September 30, 2022, our effective income tax rate was primarily impacted by a non-recurring benefit related to the finalization of the U.S. and foreign audits, a non-recurring benefit related to a decrease in accrued foreign withholding taxes and a non-recurring benefit related to foreign currency loss resulting from an intercompany transaction. For the nine months ended September 30, 2021, our effective income tax rate was primarily impacted by a decrease in accrued foreign withholding taxes and a non-recurring benefit related to common stock benefits.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 27

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net sales by geographic segment are summarized in the following table:

	Three Months Ended September 30,
(in millions, except for percentage changes)	Reported Net Sales 2022	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2022 (1)	Reported Net Sales 2021	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$607.0	$—	$607.0	$510.5	19%	19%
LAAP	115.4	12.0	127.4	102.7	12%	24%
EMEA	153.5	14.8	168.3	109.2	41%	54%
Canada	79.1	2.8	81.9	82.3	(4)%	—%
	$955.0	$29.6	$984.6	$804.7	19%	22%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Operating income (loss) for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Three Months Ended September 30,
(in millions)	2022	2021	Change
U.S.	$145.3	$139.1	$6.2
LAAP	11.8	7.6	4.2
EMEA	35.6	26.2	9.4
Canada	20.2	22.8	(2.6)
Total segment operating income	212.9	195.7	17.2
Unallocated corporate expenses	(67.6)	(62.2)	(5.4)
Operating income	$145.3	$133.5	$11.8

U.S.

U.S. operating income increased $6.2 million to $145.3 million, or 23.9% of net sales, for the third quarter of 2022 from $139.1 million, or 27.2% of net sales, for the comparable period in 2021. The increase was driven primarily by increased net sales, partially offset by decreased gross margin. U.S. net sales increased $96.5 million, or 19%, for the third quarter of 2022, compared to the same period in 2021. U.S. net sales increased across all channels, product categories and brands, largely driven by increased wholesale net sales for our Columbia and SOREL brands. Increased U.S. wholesale net sales were driven by earlier shipment of higher Fall 2022 orders compared to shipment of Fall 2021 orders. U.S. DTC net sales increased primarily from net sales growth generated from retail stores and, to a lesser extent, our e-commerce business. As of September 30, 2022, our U.S. business operated 148 retail stores, compared to 138 stores as of September 30, 2021. SG&A expenses increased as a percentage of net sales to 25.9% for the third quarter of 2022 compared to 25.2% for the same period in 2021.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 28

LAAP

LAAP operating income increased $4.2 million to $11.8 million, or 10.2% of net sales, for the third quarter of 2022 from $7.6 million, or 7.4% of net sales, for the comparable period in 2021. The increase was driven primarily by increased net sales and SG&A expense leverage. LAAP net sales increased $12.7 million, or 12% (24% constant-currency), for the third quarter of 2022, compared to the same period in 2021, primarily in our LAAP distributor business. LAAP net sales increased due to earlier shipment of higher Fall 2022 orders compared to shipment of Fall 2021 orders and higher consumer demand as we lapped prior year provincial and government mandated restrictions to prevent the spread of COVID-19. These increases were offset by unfavorable impacts from changes in foreign currency rates. LAAP SG&A expenses decreased as a percentage of net sales to 40.9% for the third quarter of 2022 compared to 46.9% for the same period in 2021, primarily driven by demand creation, personnel and retail expenses.

EMEA

EMEA operating income increased $9.4 million to $35.6 million, or 23.2% of net sales, for the third quarter of 2022 from $26.2 million, or 24.0% of net sales, for the comparable period in 2021. The increase was driven primarily by increased net sales and SG&A expense leverage. EMEA net sales increased $44.3 million, or 41% (54% constant-currency), for the third quarter of 2022, compared to the same period in 2021, driven by increased net sales in our EMEA distributor business and, to a lesser extent, our Europe-direct business. EMEA distributor net sales increased primarily due to the later shipment of Fall 2022 orders to our Russia-based distributor business, under pre-existing contractual obligations. Europe-direct net sales increased primarily due to higher consumer demand, partially offset by unfavorable impacts from changes in foreign currency rates. EMEA SG&A expense decreased as a percentage of net sales to 19.7% for the third quarter of 2022 compared to 22.6% in 2021.

Canada

Canada operating income decreased $2.6 million to $20.2 million, or 25.6% of net sales, for the third quarter of 2022 from $22.8 million, or 27.8% of net sales, for the comparable period in 2021. The decrease primarily resulted from decreased net sales. Canada net sales decreased $3.2 million, or 4% (flat constant-currency), for the third quarter of 2022, compared to the same period in 2021. The decrease in Canada net sales was primarily driven by unfavorable impacts from changes in foreign currency rates and decreased net sales related to later shipment of Fall 2022 orders compared to shipments of Fall 2021 orders in our Canada wholesale business, partially offset by increased net sales in our Canada DTC business. Canada SG&A expense increased as a percentage of net sales to 21.1% for the third quarter of 2022 compared to 20.1% for the same period in 2021.

Unallocated corporate expenses increased by $5.4 million to $67.6 million in 2022, from $62.2 million in 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net sales by geographic segment are summarized in the following table:

	Nine Months Ended September 30,
(in millions, except for percentage changes)	Reported Net Sales 2022	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2022 (1)	Reported Net Sales 2021	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$1,521.4	$—	$1,521.4	$1,298.2	17%	17%
LAAP	309.9	24.6	334.5	292.7	6%	14%
EMEA	305.8	24.6	330.4	268.5	14%	23%
Canada	157.5	3.8	161.3	137.3	15%	17%
	$2,294.6	$53.0	$2,347.6	$1,996.7	15%	18%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 29

Operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2022	2021	Change
U.S.	$325.8	$320.8	$5.0
LAAP	21.7	16.3	5.4
EMEA	51.0	47.8	3.2
Canada	31.9	29.7	2.2
Total segment operating income	430.4	414.6	15.8
Unallocated corporate expenses	(192.7)	(175.7)	(17.0)
Operating income	$237.7	$238.9	$(1.2)

U.S.

U.S. operating income increased $5.0 million to $325.8 million, or 21.4% of net sales, for the nine months ended September 30, 2022 from $320.8 million, or, 24.7% of net sales, for the comparable period in 2021. The increase was driven primarily by increased net sales, partially offset by decreased gross margin. U.S. net sales increased $223.2 million, or 17%, for the nine months ended September 30, 2022, compared to the same period in 2021. U.S. net sales increased across all channels, product categories and brands, led by increased net sales for our Columbia and SOREL brands. Increased U.S. wholesale net sales were driven by increased consumer demand and shipment of higher Spring 2022 and Fall 2022 orders compared to shipment of 2021 season orders. U.S. DTC net sales increased from net sales growth generated from our retail stores and e-commerce business. As of September 30, 2022, our U.S. business operated 148 retail stores, compared to 138 stores as of September 30, 2021. SG&A expenses increased as a percentage of net sales to 28.7% for the nine months ended September 30, 2022 compared to 28.2% for the same period in 2021.

LAAP

LAAP operating income increased $5.4 million to $21.7 million, or 7.0% of net sales, for the nine months ended September 30, 2022 from $16.3 million, or 5.6% of net sales, for the comparable period in 2021. The increase was driven primarily by increased net sales. LAAP net sales increased $17.2 million, or 6% (14% constant-currency), for the nine months ended September 30, 2022, compared to the same period in 2021, primarily in our LAAP distributor business and, to a lesser extent, our Japan and Korea businesses. This increase was primarily driven by earlier shipment of higher Fall 2022 orders compared to shipment of Fall 2021 orders and higher consumer demand as we lapped prior year provincial mandated restrictions to prevent the spread of COVID-19. These increases were offset by unfavorable impacts from changes in foreign currency rates and government efforts to control the spread of COVID-19 in China the second quarter of 2022. LAAP SG&A expense decreased as a percentage of net sales to 47.9% for the nine months ended September 30, 2022 compared to 50.3% for the same period in 2021.

EMEA

EMEA operating income increased $3.2 million to $51.0 million, or 16.7% of net sales, for the nine months ended September 30, 2022 from $47.8 million, or 17.8% of net sales, for the comparable period in 2021. The increase was driven primarily by increased net sales. EMEA net sales increased $37.3 million, or 14% (increased 23% constant-currency), for the nine months ended September 30, 2022, compared to the same period in 2021, driven by increased net sales in our Europe-direct and EMEA distributor businesses. Europe-direct net sales increased primarily due to higher consumer demand, partially offset by unfavorable impacts from changes in foreign currency rates. EMEA distributor net sales increased primarily due to higher shipments of Fall 2022 orders compared to shipment of Fall 2021 orders. EMEA SG&A expenses decreased as a percentage of net sales to 26.4% for the nine months ended September 30, 2022 compared to 26.6% in 2021.

Canada

Canada operating income increased $2.2 million to $31.9 million, or 20.3% of net sales, for the nine months ended September 30, 2022 from $29.7 million, or 21.6% of net sales, for the comparable period in 2021. The increase primarily resulted from increased net sales. Canada net sales increased $20.2 million, or 15% (17% constant-currency), for the nine months ended September 30, 2022, compared to the same period in 2021, primarily driven by increased net sales in our Canada DTC and wholesale businesses. Canada SG&A expense decreased as a percentage of net sales to 26.2% for the nine months ended September 30, 2022, compared to 26.3% for the same period in 2021.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 30

Unallocated corporate expenses increased by $17.0 million to $192.7 million for the nine months ended September 30, 2022 from $175.7 million for the same period in 2021, largely driven by higher personnel expenses and technology related expenses, partially offset by lower incentive compensation.

LIQUIDITY AND CAPITAL RESOURCES

Including cash, cash equivalents, short-term investments and available committed credit lines, we had approximately $665 million in total liquidity as of September 30, 2022. Our liquidity may be affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level just prior to the start of the U.S. holiday season and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of product we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand.

Cash Flow Activities

Cash flows are summarized in the following table:

	Nine Months Ended September 30,
(in millions)	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(328.1)	$(15.6)	$(312.5)
Investing activities	88.5	(19.2)	107.7
Financing activities	(339.7)	(151.4)	(188.3)
Net effect of exchange rate changes on cash	(24.9)	(5.0)	(19.9)
Net decrease in cash and cash equivalents	$(604.2)	$(191.2)	$(413.0)

The change in cash flows used in operating activities was driven by a $324.6 million increase in cash used in changes in assets and liabilities, partially offset by a $12.1 million increase in cash provided by net income and non-cash adjustments. The most significant comparative changes included Inventories, net, and to a lesser extent, Accounts receivable, net, Accrued liabilities, and Accounts payable. The $269.4 million increase in cash used in Inventories, net was driven by an increase in inventory purchases in anticipation of sales growth, temporary store closures due to government efforts to control the spread of COVID-19 in China and supply chain disruptions, resulting in higher than initially planned order cancellations. The $84.8 million increase in cash used in Accounts receivable, net was primarily driven by growth in wholesale sales, partially offset by an increase in collections. The $43.2 million increase in cash used in Accrued liabilities was primarily driven by changes in accruals for incentive compensation. These amounts were partially offset by the $41.9 million increase in cash provided by Accounts payable primarily resulting from the effects of higher in-transit inventory.

Net cash provided by investing activities was $88.5 million for the nine months ended September 30, 2022, compared to net cash used in investing activities of $19.2 million for the same period in 2021. For the 2022 period, net cash provided by investing activities consisted of $131.0 million in net sales and maturities of short-term investments, partially offset by $42.5 million in cash used for capital expenditures. For the 2021 period, net cash used in investing activities consisted of $20.4 million for capital expenditures, partially offset by $1.2 million in cash provided by sales and maturities of short-term investments.

Net cash used in financing activities was $339.7 million for the nine months ended September 30, 2022 compared to $151.4 million for the same period in 2021. For the 2022 period, net cash used in financing activities primarily consisted of repurchases of common stock of $287.4 million and dividend payments to our shareholders of $56.6 million. For the 2021 period, net cash used in financing activities primarily consisted of repurchases of common stock of $118.6 million and dividend payments to our shareholders of $51.7 million, partially offset by net proceeds from the issuance of common stock related to share-based compensation of $18.6 million.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 31

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of September 30, 2022, we had cash and cash equivalents of $159.2 million and short-term investments of $1.0 million, compared to $763.4 million and $131.1 million, respectively, as of December 31, 2021 and $599.5 million and $1.1 million, respectively, as of September 30, 2021.

Domestic Credit Facility

Refer to Note 4 in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the domestic credit facility.

As of September 30, 2022, we had available an unsecured, committed revolving credit facility, which provides for borrowings up to $500.0 million. We were in compliance with all associated covenants and there was no balance outstanding under the facility.

In October 2022, we borrowed $25 million from the domestic credit facility. These borrowings accrue interest at a rate of 4.14% per annum. We plan to repay these borrowings in the fourth quarter of 2022.

International Credit Facility

As of September 30, 2022, our European subsidiary had available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowings up to €4.4 million (approximately US$4.3 million). There was no balance outstanding under the facility.

Other Sources

As of September 30, 2022, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$102.4 million. There was €4.5 million (approximately US$4.4 million) of borrowings outstanding under an overdraft facility utilized by our European subsidiary, which was guaranteed by the Company. These borrowings accrued interest at a rate of 3.75% per annum and were repaid in October 2022.

In October 2022, we borrowed €15.0 million (approximately US$15.0 million) from an unsecured, uncommitted credit facility utilized by our European subsidiary, which is guaranteed by the Company. These borrowings accrue interest at a rate of 2.10% per annum. We plan to repay these borrowings in the fourth quarter of 2022.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash flows from operations and, if needed, borrowings from our existing credit facilities. As our cash and cash equivalents and short-term investments balances are generally at their lowest levels just prior to the start of the U.S. holiday season, we borrowed $25 million from our domestic credit facility in October 2022 to meet our short-term cash needs prior to the fourth quarter cash collection of wholesale business receivables and fourth quarter DTC sales.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and our retail stores to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. We maintain and continue to make substantial investments in information systems, processes and personnel to support our ongoing demand planning efforts to meet our working capital management goals. As of September 30, 2022, our inventory balance increased to $1,056.9 million, compared to $645.4 million and $720.9 million as of December 31, 2021 and September 30, 2021, respectively. Late inventory receipts and slower consumer demand have resulted in greater than anticipated order cancellations and higher inventory levels. We believe older season inventories represent a manageable portion of our total inventory mix. To align inventory levels more closely with anticipated demand, we are adjusting future inventory purchases and utilizing our outlet stores to sell excess merchandise. We expect inventory to remain elevated for the next several quarters as we balance reducing inventory levels with maintaining profitability.

We have planned 2022 capital expenditures of approximately $80 to $90 million. This includes investments in our DTC operations, including new stores, and digital and supply chain capabilities to support our strategic priorities. Our actual capital expenditures may differ from the planned amounts depending on factors such as the timing of system implementations and new store openings and related construction as
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 32

well as the availability of capital assets from suppliers.

Our long-term goal is to maintain a strong balance sheet and a disciplined approach to capital allocation. Dependent upon market conditions and our strategic priorities, our capital allocation approach includes:
•investing in organic growth opportunities to drive long-term profitable growth;
•returning at least 40% of free cash flow to shareholders through dividends and share repurchases; and
•considering opportunistic mergers and acquisitions.

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

Other cash commitments

Our inventory purchase obligations were $435.5 million as of September 30, 2022, compared to $656.5 million and $542.8 million as of December 31, 2021 and September 30, 2021, respectively.

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

Management regularly discusses with our audit committee each of our critical accounting estimates, the development and selection of these accounting estimates, and the disclosure about each estimate in this Quarterly Report on Form 10-Q. These discussions typically occur at our quarterly audit committee meetings and include the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.

There have been no significant changes to the Company's significant accounting policies described at Note 2 in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 33

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

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of September 30, 2022 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 34

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 35

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

We have implemented key strategic initiatives designed to improve the efficiency of our supply chain, such as spreading out the production of our products over time, which may lead to the build-up of inventory well in advance of the selling seasons for such products. Additionally, we place orders for our products with our contract manufacturers in advance of the related selling season and, as a result, are vulnerable to changes in consumer and/or customer demand for our products. Therefore, we must accurately forecast consumer and/or customer demand for our products well in advance of the selling season. We are subject to numerous risks relating to consumer and/or customer demand (see “We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Customer Demand for our Products and Lead to a Decline in Sales and/or Earnings” and “Our Orders from Wholesale Customers are Subject to Cancellation, Which Could Lead to a Decline in Sales or Gross Profit, Write-downs of Excess Inventory, Increased Discounts or Extended Credit Terms to Our Wholesale Customers” for additional information). Our ability to accurately predict consumer and/or customer demand well in advance of the selling season for our products is impacted by these risks, as well as our reliance on manual processes and judgments that are subject to human error. These risks are heightened during periods of macroeconomic and geopolitical volatility (as we are currently experiencing).

Our failure to accurately forecast consumer and/or customer demand could result in inventory levels in excess of demand (as currently is the case), which may cause inventory write-downs and/or the sale of excess inventory at discounted prices through our owned outlet stores or third-party liquidation channels and could have a material adverse effect on our brand image and gross margin. In addition, we may experience additional costs relating to the storage of excess inventory.

Conversely, if we underestimate consumer and/or customer demand for our products or if our contract manufacturers or third-party logistics providers are unable to supply or deliver products when we need them, we may experience inventory shortages, which may prevent us from
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 36

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 37

in the operations of these providers could also require us to seek alternative distribution arrangements, which may not be available on attractive terms and could lead to delays in distribution of products, either of which could have a significant and material adverse effect on our business, results of operations and financial condition.

In addition, the ability to move products over larger geographical distances could be constrained by ocean, air and trucking cargo capacity, or disrupted by limitations at ports or borders. These constraints and disruptions could hinder our ability to satisfy demand through our wholesale and DTC businesses, and we may miss delivery deadlines, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price. In addition, increases in distribution costs, including but not limited to freight costs, could adversely affect our costs, which we may not be able to offset through price increases or decreased promotions.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 38

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 39

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 40

Certain of Our Products Are Subject to Product Regulations and/or Carry Warranties, Which May Cause an Increase to Our Expenses in the Event of Non-Compliance and/or Warranty Claims.

Our products are subject to increasingly stringent and complex domestic and foreign product labeling, performance, environmental and safety standards, laws and other regulations (such as those that will soon impact textiles containing certain polyfluoroalkyl substances). These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery, recall, or destruction of inventory shipments during key seasons or in other financial penalties. Significant or continuing noncompliance with these standards and laws could disrupt our business and harm our reputation.

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

We are subject to risks generally associated with doing business internationally. These risks include, but are not limited to, the burden of complying with, and unexpected changes to, foreign and domestic laws and regulations, such as anti-corruption and forced labor regulations and sanctions regimes, climate-change regulations, the effects of fiscal and political crises and political and economic disputes, changes in diverse consumer preferences, foreign currency exchange rate fluctuations, managing a diverse and widespread workforce, political unrest, terrorist acts, military operations, disruptions or delays in shipments, disease outbreaks, natural disasters, and changes in economic conditions in countries in which we contract to manufacture, source raw materials or sell products. Our ability to sell products in certain markets, demand for our products in certain markets, our ability to collect accounts receivable, our contract manufacturers' ability to procure raw materials or manufacture products, distribution and logistics providers' ability to operate, our ability to operate brick and mortar stores, our workforce, and our cost of doing business (including the cost of freight and logistics) may be impacted by these events should they occur and
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 41

laws and regulations. Our exposure to these risks is heightened in Vietnam, where a significant portion of our contract manufacturing is located, and in China, where a large portion of the raw materials used in our products is sourced by our contract manufacturers. Should certain of these events occur in Vietnam or China, they could cause a substantial disruption to our business and have a material adverse effect on our financial condition, results of operations and cash flows. Historically, this risk was also heightened in Russia, where our largest international distributor was located. However, following Russia's invasion of Ukraine, we paused all new orders with our Russia-based third-party international distributor for the Russia region. In 2021, the Russia-based distributor accounted for $66.6 million in revenue.

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

In connection with the United Kingdom's exit from the European Union (commonly referred to as "Brexit"), on December 24, 2020, the European Union ("E.U.") and the United Kingdom ("U.K.") reached an agreement, the E.U.-U.K. Trade and Cooperation Agreement, to govern aspects of the relationship of the E.U. and U.K. following Brexit. As a result of no longer having "free circulation" between the U.K. and the E.U., we have incurred additional duties. These additional costs may be mitigated in the future.

Fluctuations in Inflation and Currency Exchange Rates Could Result in Lower Revenues, Higher Costs and/or Decreased Margins and Earnings.

We derive a significant portion of our sales from markets outside the United States, which consist of sales to wholesale customers and directly to consumers by our entities in Europe, Asia, and Canada and sales to independent international distributors who operate within EMEA and LAAP. The majority of our purchases of finished goods inventory from contract manufacturers are denominated in United States dollars, including purchases by our foreign entities. These purchase and sale transactions expose us to the volatility of global economic conditions, including fluctuations in inflation and foreign currency exchange rates. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be and have been affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into United States dollars for consolidated financial reporting, as weakening of foreign currencies relative to the United States dollar adversely affects the United States dollar value of the Company’s foreign currency-denominated sales and earnings.

Our exposure is increased with respect to our wholesale customers (including international distributors), where, in order to facilitate solicitation of advance orders for the spring and fall seasons, we establish local-currency-denominated wholesale and retail price lists in each of our foreign entities approximately six to nine months prior to United States dollar-denominated seasonal inventory purchases. As a result, our consolidated results are directly exposed to transactional foreign currency exchange risk and have been and could be further impacted by the United States dollar strengthening during the six to nine months between when we established seasonal local-currency prices and when we purchase inventory. In addition to the direct currency exchange rate exposures described above, our wholesale business is indirectly exposed to currency exchange rate risks. Weakening of a wholesale customer’s functional currency relative to the United States dollar makes it more expensive for it to purchase finished goods inventory from us, which may cause a wholesale customer to cancel orders or increase prices for our products, which may make our products less price-competitive in those markets. In addition, in order to make purchases and pay us on a timely basis, our international distributors must exchange sufficient quantities of their functional currency for United States dollars through the financial markets and may be limited in the amount of United States dollars they are able to obtain.

We employ several strategies in an effort to mitigate this transactional currency risk, but these strategies may not and, in the current environment, have not fully mitigated the negative effects of adverse foreign currency exchange rate fluctuations on the cost of our finished goods in a given period or that price increases will be accepted by our wholesale customers, international distributors or consumers. Our gross margins are adversely affected whenever we are not able to offset the full extent of finished goods cost increases caused by adverse fluctuations in foreign currency exchange rates.

Currency exchange rate fluctuations may also create indirect risk to our business by disrupting the business of independent finished goods manufacturers from which we purchase our products. When their functional currencies weaken in relation to other currencies, the raw materials they purchase on global commodities markets become more expensive and more difficult to finance. Although each manufacturer bears the full risk of fluctuations in the value of its currency against other currencies, our business can be and has been indirectly affected when adverse fluctuations cause a manufacturer to raise the prices of goods it produces for us, disrupt the manufacturer's ability to purchase the necessary raw materials on a timely basis, or disrupt the manufacturer's ability to function as an ongoing business.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 42

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

In addition, our ability to meet our labor needs at our distribution centers, retail stores, corporate headquarters, and regional subsidiaries, including our ability to find qualified employees while controlling wage and related labor costs, is generally subject to numerous external factors, including the availability of a sufficient number of qualified people in the work force of the markets in which our operations are located, unemployment levels within those markets, absenteeism, prevailing wage rates, changing demographics, parental responsibilities, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and fear of contracting COVID-19. Our ability to source, distribute and sell products in a timely and cost-effective manner may be negatively affected to the extent we experience these factors. Our ability to comply with labor laws, including our ability to adapt to rapidly changing labor laws, as well as provide a safe working environment may increase our risk of litigation and cause us to incur additional costs.

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 43

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 44

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 45

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

Certain Shareholders Have Substantial Control Over us and Are Able to Influence Corporate Matters.

As of September 30, 2022, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just under 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of holders.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 46

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Since the inception of our share repurchase program in 2004 through September 30, 2022, our Board of Directors has authorized the repurchase of $2.0 billion of our common stock, including an approved increase in April 2022 of $500 million. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of September 30, 2022, we had repurchased 31.7 million shares at an aggregate purchase price of $1,470.6 million, and had $529.4 million remaining available. The Company did not repurchase common stock during the three months ended September 30, 2022.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 47

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	November 3, 2022	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-Q | 49