Form 10-K
period 2022-12-31
COLUMBIA SPORTSWEAR CO
filed 2023-02-23
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.							☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.							☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).							☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				Yes	☐	No	☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, based upon the closing price of the common stock on the last business day of the registrant's most recently completed second fiscal quarter, was $2,349,537,410.

The number of shares outstanding of the registrant's common stock on February 10, 2023 was 62,177,091.
Portions of the registrant's proxy statement related to its 2023 Annual Shareholders' Meeting to be filed subsequently are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant's proxy statement related to its 2023 Annual Shareholders' Meeting shall not be deemed to be part of this report.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws. Forward-looking statements often use words such as "will", "anticipate", "estimate", "expect", "should", "may" and other words and terms of similar meaning or reference future dates. Forward-looking statements include any statements related to our expectations regarding the effectiveness of our investments, future performance or market position, including any statements regarding outdoor participation and our addressable consumer base, product price changes, the promotional environment, wholesale trade terms, manufacturing and distribution capacity, inventory levels, shipping timing, consumer spending and preferences, store traffic, freight charges, scale efficiencies, logistics constraints, lease commitments, labor costs, inflationary pressures, foreign currency translation, the geopolitical environment, consumer expectations, the impact of seasonal trends, materiality of legal matters, borrowings, capital expenditures, our short and long-term cash needs and our ability to meet those needs, and maturities of liabilities.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | i

PART I

ITEM 1.	BUSINESS

GENERAL

Founded in 1938 in Portland, Oregon, as a small, family-owned, regional hat distributor and incorporated in Oregon in 1961, Columbia Sportswear Company has grown to become a global leader in designing, developing, marketing, and distributing outdoor, active and lifestyle products, including apparel, footwear, accessories, and equipment.

Unless the context indicates otherwise, the terms "we," "us," "our," "the Company," and "Columbia" refer to Columbia Sportswear Company, together with its wholly owned subsidiaries and entities in which it maintained a controlling financial interest.

BRANDS AND PRODUCTS

We connect active people with their passions by providing them with the products they need to seek inspiration and adventure. We meet the diverse needs of our customers and consumers through our four well-known brands by designing, developing, marketing, and distributing our outdoor, active and lifestyle products, including apparel, footwear, accessories and equipment.

Columbia® | Founded in 1938, our Columbia brand's mission is to unlock the outdoors for everyone. Our Columbia brand offers authentic, high-value outdoor apparel, footwear, accessories and equipment products suited for hiking, trail running, snow, and fishing and hunting activities, as well as everyday outdoor activities.

SOREL® | Acquired in 2000, our SOREL brand's mission is to challenge the status quo by creating unexpected footwear that pushes the boundaries of function-first fashion. Our SOREL brand offers functional and fashionable footwear suited for all seasons.

Mountain Hard Wear® | Acquired in 2003, our Mountain Hardwear brand's mission is to create performance apparel and equipment to empower outdoor athletes to live boldly. Our Mountain Hardwear brand offers premium apparel, accessories and equipment products designed to meet the high-performance needs of mountaineering, climbing, skiing and snowboarding, trail, and camp enthusiasts.

prAna® | Acquired in 2014, our prAna brand's mission is to inspire the pursuit of wellness to create a healthier body, mind and planet. Our prAna brand offers apparel, accessories and equipment products for trail, climbing, studio and water based activities.

Across our diverse portfolio of brands, our products have gained recognition for their innovation, quality, value, and performance. Our products incorporate the cumulative design, fabrication, fit, and construction technologies that we have pioneered over several decades and continue to innovate. Our apparel, accessories and equipment products are designed to be used for all seasons, activities and locations. Our footwear products include durable, lightweight hiking boots, trail running shoes, rugged cold weather boots for activities on snow and ice, sandals and shoes for use in water activities, and function-first fashion footwear and casual shoes for lifestyle wear.

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

PRODUCT DESIGN AND INNOVATION

We are committed to designing innovative and functional products for consumers who participate in a wide range of outdoor, active and lifestyle activities, enabling them to enjoy those activities longer and in greater comfort. We distinguish our products in the marketplace by placing significant value in the design and fit, including the overall appearance and image, and technical performance features of our products.

Our team of specialists leads both our internal research and development efforts and works closely with independent suppliers to conceive, develop and commercialize innovative technologies and products to provide the unique performance benefits desired by consumers. We
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 1

utilize our working relationships with specialists in the fields of chemistry, biochemistry, engineering, industrial design, materials research, graphic design, and other related fields, along with consumer insights and feedback, to develop and test innovative performance products, processes, packaging, and displays. These efforts, coupled with our drive for continuous improvement, represent key factors in the ongoing success of our products.

MANUFACTURING AND SOURCING

We seek to substantially limit our invested capital and avoid the costs and risks associated with large production facilities and the associated labor forces; therefore, we do not own, operate or manage manufacturing facilities. The majority of our products are produced by contract manufacturers located outside the United States. We establish and maintain long-term relationships with key manufacturing partners, but generally do not maintain formal long-term manufacturing volume commitments. The use of contract manufacturers maximizes our flexibility and improves our product pricing.

We value legal, ethical and fair treatment of people involved in manufacturing our products. Independent contractors manufacturing our products are subject to our standards of manufacturing practices to facilitate safe and humane working conditions, as well as to promote ethical business practices. We have programs in place to monitor manufacturer practices and assess alignment against these standards.

We maintain seven manufacturing liaison offices in six Asia Pacific countries. Our personnel in these offices monitor production at our contract manufacturers' facilities to ensure our products are manufactured to our specifications.

In 2022, our apparel, accessories and equipment products for our wholesale customers and DTC businesses were manufactured into finished goods in 14 countries. In 2022, finished goods manufacturers in Vietnam, Bangladesh, Indonesia, and India produced approximately 40%, 20%, 15% and 10%, respectively, of these products. Five of the largest contract finished goods manufacturers account for approximately 30% of our apparel, accessories and equipment production, with the largest manufacturer accounting for approximately 10%.

In 2022, our footwear products for our wholesale customer and DTC businesses were manufactured into finished goods in six countries. In 2022, finished goods manufacturers in Vietnam and China produced approximately 70% and 20%, respectively, of these products. Five of the largest contract finished goods manufacturers account for approximately 65% of our footwear production, with the largest manufacturer accounting for approximately 20% and two manufacturers accounting for approximately 15% each.

Raw materials for the finished goods manufacturing of our apparel, accessories, equipment, and footwear products are primarily sourced from Asia and are purchased directly by our contract manufacturers.

MARKETING

Our portfolio of brands enables us to target a wide range of consumers with differentiated products. Our marketing supports and enhances our competitive position in the marketplace, drives alignment through seasonal initiatives, builds brand equity, raises brand relevance and awareness, infuses our brands with excitement, and, most importantly, stimulates consumer demand for our products.

Our integrated marketing efforts deliver consistent messages about the performance benefits, features and styles of our products within each of our brands and their target consumers. We utilize a variety of means to deliver our marketing messages, including digital marketing, social media interactions, television and print publications, experiential events, brand ambassadors, enhanced product store displays, and consumer focused public relations efforts. In addition, we reinforce our brands' marketing messages with our key wholesale customers by utilizing digital platforms, television, print and advertising campaigns, as well as in-store branded visual merchandising display tools and favorable product presentation.

We operate branded e-commerce and marketing sites and maintain an active presence on a variety of global social media platforms. We authorize and encourage our international distributors to connect with consumers by operating e-commerce and marketing sites and maintaining a presence on social media platforms. Digital marketing and social media engagement increase our ability to build strong emotional connections with consumers through consistent, brand-enhancing content. Our digital media connects our consumers to brand content and products, while facilitating their direct product purchases or directing them to nearby retail locations.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 2

SALES AND DISTRIBUTION

We sell our products in approximately 90 countries and operate in four geographic segments: United States ("U.S."), Latin America and Asia Pacific ("LAAP"), Europe, Middle East and Africa ("EMEA"), and Canada. Each geographic segment operates predominantly in one industry: the design, development, marketing, and distribution of outdoor, active and lifestyle apparel, footwear, accessories, and equipment products.

We sell our products through a mix of distribution channels. Our wholesale distribution channel consists of small, independently operated specialty outdoor and sporting goods stores, regional, national and international sporting goods chains, large regional, national and international department store chains, internet retailers, and international distributors where we generally do not have our own direct operations. Our direct-to-consumer ("DTC") distribution channel consists of our own network of branded and outlet retail stores, brand-specific e-commerce sites, and concession or franchise based arrangements with third-parties at branded, outlet and shop-in-shop retail locations in the LAAP and EMEA regions. In addition, we earn revenue through licensing certain of our trademarks across a range of apparel, accessories, equipment, footwear, and home products.

U.S.

U.S. is our largest segment and provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear, and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our U.S. wholesale and DTC businesses. We have nearly 2,000 wholesale customers in the U.S. In 2022, our three largest U.S. wholesale customers accounted for approximately 15% of U.S. net sales, and were less than 10% individually. As of December 31, 2022, we directly operated 156 retail stores.

We distribute the majority of our U.S. products from distribution centers that we own and operate in Portland, Oregon and Robards, Kentucky, as well as through third-party logistics companies that operate distribution centers in Louisville, Kentucky and other facilities located near United States ports. We also arrange to have products directly shipped from contract manufacturers to wholesale customer-designated facilities in the United States.

LAAP

LAAP provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our wholly-owned subsidiaries in Japan, Korea and China, and through distributors in other LAAP markets. We have nearly 300 wholesale customers, including distributors, in LAAP. In 2022, our four largest LAAP wholesale customers accounted for approximately 10% of LAAP net sales, and were less than 10% individually. As of December 31, 2022, we directly operated 257 retail stores, and maintained 31 concession and 62 franchise based arrangements with third-parties.

We distribute LAAP products through third-party logistics companies that operate distribution centers near Tokyo, Seoul, and Shanghai for our Japan, Korea and China businesses, respectively. The vast majority of our products sold to LAAP distributors are shipped directly to the distributors from the contract manufacturers from which we source our products.

EMEA

EMEA provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our Europe-direct and EMEA distributor businesses. We have nearly 3,550 wholesale customers, including distributors, in EMEA. In 2022, our largest EMEA wholesale customer accounted for approximately 12% of EMEA net sales. As of December 31, 2022, we directly operated 25 retail stores and maintained 23 concession-based arrangements with third-parties.

We distribute the majority of EMEA products from a distribution center that we own and operate in France for our Europe-direct business. The vast majority of our products sold to EMEA distributors are shipped directly to the distributors from the contract manufacturers from which we source our products.

CANADA

Canada provides apparel, accessories and equipment products through our Columbia, Mountain Hardwear and prAna brands and footwear products through our Columbia and SOREL brands. These products are sold by our Canada wholesale and DTC businesses. We have over 550 wholesale customers in Canada. In 2022, our two largest Canada wholesale customers accounted for approximately 25% of Canada net sales, and were approximately 15% and 10% individually. As of December 31, 2022, we directly operated 11 retail stores.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 3

We distribute the majority of Canada products from a distribution center that we own and operate in the province of Ontario in Canada.

See Part II, Item 7 and Item 8 in this Annual Report on Form 10-K for further discussion regarding our reportable segments.

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

COMPETITION

The markets for outdoor, active and lifestyle apparel, footwear, accessories, and equipment products are highly competitive and we face significant competition from numerous companies. Our competition includes large companies with significant financial, marketing and operational resources, small companies with limited resources but deep entrenchment in their local markets, and other branded competitors. We also face competition from our wholesale customers who, under their own private brand names, produce and distribute similar products to our target consumers through their own retail stores and e-commerce businesses. We identify our primary competitive factors in the markets for outdoor, active and lifestyle products to be brand strength, product innovation, design, functionality, durability, and price, as well as effective marketing and delivery of product in alignment with consumer expectations.

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

SUSTAINABILITY

Our sustainability strategy is to sustain active lifestyles through investing in initiatives that have a positive impact on the people we reach, the places we touch and the products we make through:
•empowering people;
•sustaining places; and
•maintaining responsible practices.

Each of our four brands focuses on impacts that are unique to their positioning within this strategy.

Detailed information regarding our (and our brands’) corporate responsibility priorities and progress can be found in our latest "Environmental, Social and Governance Report" at http://columbia.com/corporate-responsibility.

HUMAN CAPITAL

We believe that attracting and retaining talent strengthens our enterprise. As part of these efforts, we strive to offer a competitive compensation and benefits program and promote employee well-being.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 4

As of December 31, 2022, our employee workforce of approximately 9,450 employees consisted of approximately 5,040 full-time and part-time retail employees, 1,270 distribution center employees and 3,140 corporate and/or office employees. From December 31, 2021 to December 31, 2022, we had an overall employee turnover rate of approximately 62%, impacted by approximately 89% and 85% turnover rates in our distribution and retail employee base, respectively. Approximately 28% of our workforce was located outside of the United States as of December 31, 2022.

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

Diversity, Equity and Inclusion

A Diversity, Equity and Inclusion Leadership Team was formed in 2020 to focus on diversity, equity, and inclusivity in the workplace. This team focuses on supporting strategies and efforts in the following categories: listening and learning, diversifying talent, creating and sponsoring opportunities, and being a force for good.

As of December 31, 2022, our global workforce was self-disclosed as 55% female, 42% male, less than 1% non-binary and 2% undisclosed or chose not to identify. In the United States, the self-disclosed ethnicity of our workforce, including retail and distribution employees, was 59% White, 21% Hispanic or Latino, 7% Asian, 7% Black, less than 1% American Indian or Alaskan Native, less than 1% Native Hawaiian or other Pacific Islander, 3% two or more races and 2% undisclosed or chose not to identify.

Employee Well-Being

We align our employee programs to the five elements of well-being: physical health, career, social and emotional health, financial, and community.

For more information on our efforts to support our workforce, see our "Environmental, Social and Governance Report" at http://columbia.com/corporate-responsibility.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 5

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information about our executive officers. All information is as of the date of the filing of this report.

Name	Age	Position
Timothy P. Boyle	73	Chairman, President and Chief Executive Officer
Joseph P. Boyle	42	Executive Vice President, Columbia Brand President
Peter J. Bragdon	60	Executive Vice President, Chief Administrative Officer and General Counsel
Lisa A. Kulok	57	Executive Vice President, Chief Supply Chain Officer
Richelle T. Luther	54	Executive Vice President, Corporate Affairs and Chief Human Resources Officer
Skip Potter	51	Executive Vice President, Chief Digital Information Officer
Tim Sheerin	58	Senior Vice President, Global Wholesale
Jim A. Swanson	48	Executive Vice President, Chief Financial Officer
Craig Zanon	63	Senior Vice President, Emerging Brands

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

Richelle T. Luther joined the Company in 2008 as Deputy General Counsel. She was appointed Senior Vice President & Chief Human Resource Officer in September 2015 and named Executive Vice President, Corporate Affairs and Chief Human Resources Officer in January 2023. Prior to joining the Company, she served at Northwest Natural Gas from 2002 to 2008, most recently as Corporate Secretary and Chief Governance Officer, and was an attorney at Stoel Rives LLP from 1997 to 2002.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 6

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
•Weather Conditions, Including Global Climate Change Trends. Our sales are affected by weather conditions. Our DTC sales are dependent in part on the weather and our DTC sales growth is likely to be adversely impacted or may even decline in years in which weather conditions do not stimulate demand for our products. Unseasonably warm weather also impacts future sales to our wholesale customers, who may hold inventory into subsequent seasons in response to unseasonably warm weather. Our results may be negatively impacted if management is not able to adjust expenses in a timely manner in response to unfavorable weather conditions and the resulting impact on consumer and customer demand. The magnitude by which global weather patterns trend warmer will influence the extent to which consumer and customer demand for our outerwear products will be negatively affected.
•Shifts in Retail Traffic Patterns. Shifts in consumer purchasing patterns, including the growth of e-commerce and large one-stop digital marketplaces, e-commerce off-price retailing and online comparison shopping, in our key markets may have an adverse
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 7

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

We have implemented key strategic initiatives designed to improve the efficiency of our supply chain, such as spreading out the production of our products over time, which may lead to the build-up of inventory well in advance of the selling seasons for such products. Additionally, we place orders for our products with our contract manufacturers in advance of the related selling season and, as a result, are vulnerable to changes in consumer and/or customer demand for our products. Therefore, we must accurately forecast consumer and/or customer demand for our products well in advance of the selling season. We are subject to numerous risks relating to consumer and/or customer demand (see “We are Subject to a Number of Risks Which May Adversely Affect Consumer and/or Customer Demand for our Products and Lead to a Decline in Sales and/or Earnings” and “Our Orders from Wholesale Customers are Subject to Cancellation, Which Could Lead to a Decline in Sales or Gross Profit, Write-downs of Excess Inventory, Increased Discounts or Extended Credit Terms to Our Wholesale Customers” for additional information). Our ability to accurately predict consumer and/or customer demand well in advance of the selling season for our products is impacted by these risks, as well as our reliance on manual processes and judgments that are subject to human error. These risks are heightened during periods of macroeconomic and geopolitical volatility, such as we are currently experiencing.

Our failure to accurately forecast consumer and/or customer demand could result in inventory levels in excess of demand (as currently is the case), which may cause inventory write-downs and/or the sale of excess inventory at discounted prices through our owned outlet stores or third-party liquidation channels and could have a material adverse effect on our brand image and gross margin. In addition, we are experiencing and may continue to experience additional costs relating to the storage of excess inventory.

Conversely, if we underestimate consumer and/or customer demand for our products or if our contract manufacturers or third-party logistics providers are unable to supply or deliver products when we need them, we may experience inventory shortages, which may prevent us from fulfilling product orders resulting in lost sales, delay shipments of product, negatively affect our wholesale customer and consumer relationships, result in increased costs to expedite production and delivery, or diminish our ability to build brand loyalty.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 8

WE ARE SUBJECT TO VARIOUS RISKS IN OUR SUPPLY CHAIN

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

In addition, contract manufacturers may fail to perform as expected. If a contract manufacturer fails to ship orders in a timely manner (as was the case throughout 2022), we could experience supply disruptions that result in missed delivery deadlines, which may cause our customers to cancel their orders, refuse to accept deliveries or demand a reduction in purchase price or cause us to incur additional freight costs.

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 9

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 10

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

Our reputation and ability to attract, retain and serve consumers and customers is dependent upon the reliable performance of our underlying technology infrastructure and external service providers, including third-party cloud-based solutions. These systems are vulnerable to damage or interruption and we have experienced interruptions in the past. We rely on cloud-based solutions furnished by third-parties primarily to allocate resources, pay vendors, collect from customers, manage loyalty programs, process transactions, develop demand and supply plans, manage product design, production, transportation, and distribution, forecast and report operating results, meet regulatory requirements and administer employee payroll and benefits, among other functions. In addition, our DTC operations, both in-store and online, rely on cloud-based solutions to process transactions. We have also designed a significant portion of our software and computer systems to utilize data processing and storage capabilities from third-party cloud solution providers. Both our on-premises and cloud-based infrastructure may be susceptible to outages due to any number of reasons, including, human error, fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. Despite the implementation of security measures that we believe to be reasonable, both our on-premises and our cloud-based infrastructure may also be vulnerable to hacking, computer viruses, the installation of malware and similar disruptions either by third-parties or employees, which may result in outages. We do not have redundancy for all of our systems and our disaster recovery planning may not account for all eventualities. If we or our existing third-party cloud-based solution providers experience interruptions in service regularly or for a prolonged basis, or other similar issues, our business could be seriously harmed and, in some instances, our consumers and customers may not be able to purchase our products, which could significantly and negatively affect our sales. Additionally, our existing cloud-based solution providers have broad discretion to change and interpret their terms of service and other policies with respect to us, and they may take actions beyond our control that could harm our business. We also may not be able to control the quality of the systems and services we receive from our third-party cloud-based solution providers. Any transition of the cloud-based solutions currently provided to different cloud providers would be difficult to implement and may cause us to incur significant time and expense.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 11

In addition, as the regulatory environment related to information security, data collection and use and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs or liabilities. Non-U.S. data privacy and data security laws and regulations, various U.S. federal and state laws and other information privacy and security standards may be and are applicable to us. Violations of these requirements could result in significant penalties, investigations or litigation. Significant legislative, judicial or regulatory changes have been and could be issued in the future. As new requirements are issued, new processes must be implemented to ensure compliance. In addition, previously implemented processes must be continually refined. This work is accomplished through significant efforts by our employees. The diverted attention of these employees may impact our operations and there may be additional costs incurred by us for third-party resources to advise on the constantly changing landscape. We have recently experienced this with the new privacy laws in China. Limitations on the use of data may also impact our future business strategies. Additionally, our DTC business depends on customers' willingness to entrust us with their personal information. Events that adversely affect that trust could adversely affect our brand and reputation.

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

Our products are subject to increasingly stringent and complex domestic and foreign product labeling, performance, environmental and safety standards, laws and other regulations, including those pertaining to perfluoroalkyl and polyfluoroalkyl substances and other environmental impacts. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery, recall, or destruction of inventory shipments during key seasons, a loss of advance orders from
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 12

wholesale customers or in other financial penalties. Significant or continuing noncompliance with these standards and laws could disrupt our business and harm our reputation.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 13

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

In connection with the United Kingdom's exit from the European Union (commonly referred to as "Brexit"), on December 24, 2020, the European Union ("E.U.") and the United Kingdom ("U.K.") reached an agreement, the E.U.-U.K. Trade and Cooperation Agreement, to govern aspects of the relationship of the E.U. and U.K. following Brexit. As a result of no longer having "free circulation" between the U.K. and the E.U., we have incurred and will continue to incur additional duties. We are investigating alternatives to mitigate these additional costs in the future.

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

Our exposure is increased with respect to our wholesale customers (including international distributors), where, in order to facilitate solicitation of advance orders for the spring and fall seasons, we establish local-currency-denominated wholesale and retail price lists in each of our foreign entities approximately six to nine months prior to United States dollar-denominated seasonal inventory purchases. As a result, our consolidated results are directly exposed to transactional foreign currency exchange risk and have been and could be further impacted by the United States dollar strengthening during the six to nine months between when we establish seasonal local-currency prices and when we purchase inventory. In addition to the direct currency exchange rate exposures described above, our wholesale business is indirectly exposed to currency exchange rate risks. Weakening of a wholesale customer’s functional currency relative to the United States dollar makes it more expensive for it to purchase finished goods inventory from us, which may cause a wholesale customer to cancel orders or increase prices for our products, which may make our products less price-competitive in those markets. In addition, in order to make purchases and pay us on a timely basis, our international distributors must exchange sufficient quantities of their functional currency for United States dollars through the financial markets and may be limited in the amount of United States dollars they are able to obtain.

We employ several strategies in an effort to mitigate this transactional currency risk, but these strategies may not and, in the current environment, have not fully mitigated the negative effects of adverse foreign currency exchange rate fluctuations on the cost of our finished goods in a given period and there is no assurance that price increases will be accepted by our wholesale customers, international distributors or consumers. Our gross margins are adversely affected whenever we are not able to offset the full extent of finished goods cost increases caused by adverse fluctuations in foreign currency exchange rates.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 14

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

Our credit agreements have various financial and other covenants. If an event of default were to occur, the lenders could, among other things, declare outstanding amounts due and payable. If we were to borrow under our credit agreements, we would be subject to market interest rates and may incur additional interest expense when borrowing in a high interest rate environment.

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
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 15

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

An Outbreak of Disease or Similar Public Health Threat, Such as a Pandemic, Could Have an Adverse Impact on Our Business, Operating Results and Financial Condition.

An outbreak of disease or similar public health threat, such a pandemic, could have an adverse impact on our business, financial condition and operating results, including in the form of lowered net sales and the delay of inventory production and fulfillment in impacted regions.

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

We Depend on Certain Key Personnel.

Our future success will depend in part on our ability to attract, retain and develop certain key talent and to effectively manage succession. We face intense competition for these individuals worldwide, and there is a significant concentration of well-funded apparel and footwear competitors near our headquarters in Portland, Oregon. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our financial condition, results of operations or cash flows.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 16

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

Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.

As of December 31, 2022, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just under 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of holders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 17

ITEM 2.	PROPERTIES

The following is a summary of principal properties owned or leased by us.

Location	Use	Ownership
Portland, Oregon	Corporate Headquarters (1)	Owned
Portland, Oregon	SOREL Headquarters	Leased/Owned (2)
Carlsbad, California	prAna Headquarters	Leased
Richmond, California	Mountain Hardwear Headquarters	Leased
Portland, Oregon	U.S. Distribution Center	Owned
Robards, Kentucky	U.S. Distribution Center	Owned
London, Ontario	Canadian Operation and Distribution Center	Owned
Geneva, Switzerland	Europe Headquarters	Leased
Strasbourg, France	Europe Administrative Operation	Owned
Cambrai, France	Europe Distribution Center	Owned
Shanghai, China	LAAP China Headquarters	Leased
Tokyo, Japan	LAAP Japan Headquarters	Leased
Seoul, Korea	LAAP Korea Headquarters	Leased
(1) Corporate Headquarters is an approximate 30-acre site consisting of over 10 buildings, which includes the Columbia brand headquarters and centrally-managed departmental functions, including consumer digital technology, certain supply chain functions, finance, human resources and legal.
(2) A portion of the SOREL Headquarters is leased and the remainder is owned by the Company.

In addition, as of December 31, 2022, we directly operated approximately 450 retail stores, the vast majority of which are leased under a variety of arrangements, including long-term, short-term, and variable-payment leases. We also have several leases globally for office space, warehouse facilities, storage space, vehicles, and equipment, among other things. Refer to Note 9 in Part II, Item 8 of this Annual Report on Form 10-K for further lease-related disclosures.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 18

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the NASDAQ Global Select Market under the symbol "COLM".

HOLDERS

As of February 10, 2023, we had 252 shareholders of record, although we have a much larger number of beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.

DIVIDENDS

Our current dividend policy is dependent on our earnings, capital requirements, financial condition, restrictions imposed by our credit agreements, and other factors considered relevant by our Board of Directors. Quarterly dividends on our common stock, when declared by our Board of Directors, are paid in March, May, August, and November.

Our Board of Directors approved a regular quarterly cash dividend of $0.30 per share, payable on March 21, 2023 to shareholders of record on March 10, 2023.

PERFORMANCE GRAPH

The line graph below compares the cumulative total shareholder return of our common stock with the cumulative total return of the Russell 1000 Index and Russell 1000 Clothing and Accessories Index for the period beginning December 31, 2017 and ending December 31, 2022.

The graph and table below assume that $100 was invested on December 31, 2017, and that any dividends were reinvested. Historical stock price performance should not be relied on as indicative of future stock price performance.

(1) The FTSE Russell, which manages various indexes, completed a multi-year consultation and enhancement process for Russell US Indexes. This resulted in the Russell 1000 Textile Apparel and Shoe Index to be classified as the Russell 1000 Clothing and Accessories Index.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 19

Total Return Analysis

	Year Ended December 31,
	2017	2018	2019	2020	2021	2022
Columbia Sportswear Company	$100.00	$118.22	$142.28	$124.53	$140.26	$127.95
Russell 1000 Index	$100.00	$95.22	$125.14	$151.37	$191.42	$154.80
Russell 1000 Clothing and Accessories Index	$100.00	$102.79	$140.93	$175.76	$194.82	$135.97

ISSUER PURCHASES OF EQUITY SECURITIES

Since the inception of our share repurchase program in 2004 through December 31, 2022, our Board of Directors has authorized the repurchase of $2.0 billion of our common stock. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of December 31, 2022, we had repurchased 31.7 million shares at an aggregate purchase price of $1,470.6 million, and had $529.4 million remaining available.

The Company did not repurchase common stock during the quarter ended December 31, 2022.

ITEM 6.	[Reserved]

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Special Note Regarding Forward-Looking Statements", Part I, Item 1 and Item 1A of this Annual Report on Form 10-K. In addition, refer to Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021 for our discussion and analysis comparing financial condition and results of operations from 2021 to 2020.

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
•amplify marketplace excellence, with digitally-led, omni-channel, global distribution; and
•empower talent that is driven by our core values through a diverse and inclusive workplace.

Ultimately, we expect our investments to enable market share capture across our brand portfolio, expand gross margin, improve selling, general and administrative expense efficiency, and drive improved operating margin over the long-term.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 20

Business Environment and Trends

Economic Environment Impacting Consumer Spending Ability and Preferences | In 2022, we believe inflationary pressures, rising interest rates and recessionary fears began to impact wholesale customer behavior. We expect consumer discretionary spending to be under pressure in 2023 and are preparing for the potential of a mild recession in the second half of 2023.

Elevated Inflationary Pressures | Inflationary pressures, including inbound and outbound freight, raw materials, labor, and product input costs, impacted our 2022 results. We implemented product price increases for our Spring 2022 season and, to a greater extent, for our Fall 2022 and Spring 2023 seasons. Price increases varied by market and product category. In the U.S., on average, we increased pricing by a mid-single digit percent for our Spring 2022 product line, by a high-single to low-double-digit percent for our Fall 2022 product line, and by a high-single to low double-digit percent for our Spring 2023 product line. Although price increases were not expected to fully offset gross margin pressure in 2022, in the fourth quarter of 2022, we began to experience lower inbound freight costs which we expect will benefit gross margin beginning in 2023. We do not expect to implement meaningful product price increases as we begin to see the benefit of these lower costs.

Strengthening U.S. Dollar | The rapid strengthening of the U.S. dollar relative to major foreign currencies unfavorably impacted our results in 2022. The impact of unfavorable foreign currency translation is anticipated to continue to unfavorably impact net sales and profitability through at least the first half of 2023 before shifting to a favorable impact in the second half of 2023.

Heightened Geopolitical Environment | Geopolitical tensions throughout the globe escalated in 2022 as a result of the invasion of Ukraine by Russia and other actions. We believe these geopolitical tensions will remain elevated and have the potential to manifest themselves in certain regions where we directly operate.

Increased Freight Charges | In the first nine months of 2022, we experienced elevated ocean freight costs as a result of price increases stemming from an imbalance of supply and demand for steamship and ocean container capacity. As a result, these costs have had a substantially unfavorable impact on our gross margin. In the fourth quarter of 2022, we experienced significant declines in ocean freight prices. We anticipate these lower ocean freight prices to persist into 2023.

Later Inventory Receipts | During the third quarter of 2021, several weeks of government mandated factory closures in Vietnam disrupted our manufacturing partners' operations and impacted production of product. As a result of these and other supply chain disruptions that impacted the market, we received Fall 2021, Spring 2022 and Fall 2022 inventory later than expected and realized much higher than normal cancellations of Spring 2022 and Fall 2022 orders from our wholesale customers.

Spring 2023 inventory production and logistics transit times are improving markedly and are expected to be more in-line with our historical experience, assuming no material downturn in port and railroad labor relations.

COVID-19 Impacts in China | Throughout 2022, the efforts to control the spread of COVID-19 in China severely impacted the operations of our business in China. For most of the second quarter of 2022, government efforts to control the spread of COVID-19 in China disrupted our distribution center's operations, which resulted in an inability to fulfill e-commerce, wholesale and owned DTC stores orders in China. In the third and fourth quarter of 2022, similar restrictions impacted various aspects of our business, including the operation of DTC stores in China, as well as stores operated by our wholesale customers. Upon the change in China's zero-COVID policy in early December 2022, increased COVID-19 infections negatively impacted business performance. However, these impacts eased quickly and our business in China is rebounding.

Elevated Inventories | Strong consumer demand in 2021 and the first quarter of 2022 coupled with ongoing supply chain constraints resulted in a shortage of inventory in the marketplace. By the end of the second quarter of 2022, the arrival of long-delayed orders at retailers and a slowing of consumer demand resulted in excess inventory in the marketplace. With higher marketplace inventories and a rapidly changing economic environment, retailers rationalized their inventory needs and demonstrated a more conservative approach to inventory management. As a result of the foregoing and the later inventory receipts previously discussed, we experienced increased order cancellations for Spring 2022 and Fall 2022 orders. Due to our elevated inventory positions, we have adjusted future inventory purchases and are utilizing our outlet stores to profitability sell a portion of our excess inventory. We expect our inventory position to normalize in the latter half of 2023.

Increased U.S. Distribution Center Capacity Pressure | Elevated inventory levels combined with uneven flow of inventory receipts and shipments are resulting in storage and process capacity pressures within our U.S. distribution centers and third-party logistics operations. We began to experience these pressures as we received Fall 2022 inventory and expect this trend to continue well into 2023. We expect to incur
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 21

additional inventory carrying costs in 2023 as a result of additional costs for outside storage, and other inventory related holding costs, as we look to normalize our inventory position.

Talent Market and Wage Rate Pressures | Labor costs have risen in an effort to retain and compete for employees. We have made certain wage adjustments in an effort to be more competitive in the current environment. However, we anticipate rising costs to continue into 2023 resulting from the continued competition for talent.

Changes in Promotional Environment | In the first half of 2022, we operated in a low promotional environment and experienced fewer sales returns and customer accommodations than we have historically. Near the end of the third quarter of 2022, an increase in promotional activity began to unfavorably impact our DTC product margins compared to the same period in the prior year in which promotions were exceptionally low. With elevated marketplace inventory, we anticipate the promotional environment and less favorable trading terms to continue into 2023.

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

Seasonality | Our business is affected by the general seasonal trends common to the industry, including seasonal weather and discretionary consumer shopping and spending patterns. Our products are marketed on a seasonal basis, and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. In 2022, over 60% of our net sales and over 75% of our operating income were realized in the second half of the year.

RESULTS OF OPERATIONS

The following discussion of our results of operations and liquidity and capital resources should be read in conjunction with Part II, Item 8 of this Annual Report on Form 10-K.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 22

Results of Operations — Consolidated

The following table presents the items in our Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Year Ended December 31,
(in millions, except for percentage of net sales and per share amounts)	2022		2021
Net sales	$3,464.2	100.0%	$3,126.4	100.0%
Cost of sales	1,753.1	50.6	1,513.9	48.4
Gross profit	1,711.1	49.4	1,612.5	51.6
Selling, general and administrative expenses	1,304.4	37.7	1,180.3	37.8
Impairment of goodwill and intangible assets	35.6	1.1	—	—
Net licensing income	22.0	0.7	18.3	0.6
Operating income	393.1	11.3	450.5	14.4
Interest income, net	2.7	0.1	1.4	—
Other non-operating income (expense), net	1.6	0.1	(0.4)	—
Income before income tax	397.4	11.5	451.5	14.4
Income tax expense	(86.0)	(2.5)	(97.4)	(3.1)
Net income	$311.4	9.0%	$354.1	11.3%

Diluted earnings per share	$4.95		$5.33

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Year Ended December 31,
(in millions, except for percentages)	Reported Net Sales 2022	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2022 (1)	Reported Net Sales 2021	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$2,864.3	$94.2	$2,958.5	$2,557.4	12%	16%
SOREL	347.3	9.1	356.4	320.9	8%	11%
prAna	143.1	—	143.1	141.9	1%	1%
Mountain Hardwear	109.5	1.7	111.2	106.2	3%	5%
Total	$3,464.2	$105.0	$3,569.2	$3,126.4	11%	14%

Product Category Net Sales:
Apparel, Accessories and Equipment	$2,661.1	$74.6	$2,735.7	$2,389.2	11%	15%
Footwear	803.1	30.4	833.5	737.2	9%	13%
Total	$3,464.2	$105.0	$3,569.2	$3,126.4	11%	14%

Channel Net Sales:
Wholesale	$1,867.7	$57.8	$1,925.5	$1,660.4	12%	16%
Direct-to-consumer	1,596.5	47.2	1,643.7	1,466.0	9%	12%
Total	$3,464.2	$105.0	$3,569.2	$3,126.4	11%	14%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 23

Overall, our global net sales increase reflected higher shipments of Spring 2022 and Fall 2022 wholesale orders and higher consumer demand in our DTC business. Retailers generally exited 2021 with lower than optimal inventory levels which contributed to the increased Spring 2022 and Fall 2022 wholesale demand to replenish inventory and fulfill anticipated consumer demand. In addition, consumer demand in our DTC business remained healthy throughout the year as consumer traffic levels recovered in our DTC stores and positive e-commerce trends were sustained. In 2022, our global DTC e-commerce net sales grew 8% and represented 18% of our global net sales. In 2021, DTC e-commerce net sales grew 20% and represented 18% of our global net sales.

Columbia and SOREL brand net sales benefited from favorable late season cold weather product sales in the first quarter of 2022. Columbia brand net sales continued to experience broad-based growth across all channels, product categories, and regions. In the fourth quarter of 2022, SOREL, Mountain Hardwear and prAna net sales were unfavorably impacted from wholesale order cancellations resulting from supply chain disruptions and retailer cautiousness, as well as lower consumer demand.

Our global net sales increase was tempered by unfavorable impacts from changes in foreign currency exchange rates.

Gross Profit. Gross profit is summarized in the following table:

	Year Ended December 31,
(in millions, except for percentages and basis points)	2022	2021	Change
Gross profit	$1,711.1	$1,612.5	$98.6	6%
Gross margin	49.4%	51.6%	-220 bps

Gross margin contracted primarily due to the following factors:
•an approximate 180 bps decrease related to elevated inbound freight costs; and
•unfavorable channel and regional net sales shifts primarily due to a higher mix of wholesale sales which typically carry a lower margin compared to DTC sales.

Selling, General and Administrative Expenses. SG&A expenses is summarized in the following table:

	Year Ended December 31,
(in millions, except for percentages and basis points)	2022	2021	Change
Selling, general and administrative expenses	$1,304.4	$1,180.3	$124.1	11%
Selling, general and administrative expenses as percent of net sales	37.7%	37.8%	-10 bps

SG&A expense growth reflects expenses to support the growth of our business, inflationary pressures, and investments to drive our brand-led consumer-focused strategies.

SG&A expenses increased primarily due to the following factors:
•higher personnel expenses of $39.8 million, reflecting increased headcount to support business growth, as well as annual merit and other wage rate increases;
•increased demand creation spending of $21.0 million, including higher spending aligned with sales growth;
•higher global retail expenses associated with sales growth and the impact of new stores;
•higher information technology related expenses; and
•higher outside storage and third-party logistics expenses; partially offset by
•lower incentive compensation expense.

Impairment of Goodwill and Intangible Assets. For the year ended December 31, 2022, we recognized $35.6 million of impairment charges related to the prAna brand as a result of our annual fourth quarter impairment testing. These charges consisted of an $18.7 million impairment charge related to prAna's trademark, an indefinite-lived intangible asset, and a $16.9 million impairment charge related to the goodwill attributable to the prAna business. For the year ended December 31, 2021, there were no impairment charges recorded for goodwill and intangible assets with indefinite lives.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 24

Refer to our Critical Accounting Policies and Estimates below for further information regarding impairments.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Year Ended December 31,
(in millions, except for percentages)	2022	2021	Change
Income tax expense	$(86.0)	$(97.4)	$(11.4)	(12)%
Effective income tax rate	21.6%	21.6%

Our effective income tax rates for the years ended December 31, 2022 and 2021 were impacted by discrete tax items, which lowered the effective income tax rate in each period. For the year ended December 31, 2022, our effective income tax rate was primarily impacted by a non-recurring benefit related to the finalization of U.S. and foreign tax audits, a non-recurring benefit related to a decrease in accrued foreign withholding taxes and a non-recurring benefit related to a foreign currency loss resulting from an intercompany transaction. For the year ended December 31, 2021, our effective income tax rate was primarily impacted by a decrease in accrued foreign withholding taxes and a non-recurring benefit related to common stock benefits.

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net sales by geographic segment are summarized in the following table:

	Year Ended December 31,
(in millions, except for percentage changes)	Reported Net Sales 2022	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2022 (1)	Reported Net Sales 2021	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$2,302.2	$—	$2,302.2	$2,060.3	12%	12%
LAAP	473.9	51.8	525.7	465.5	2%	13%
EMEA	438.6	41.9	480.5	382.1	15%	26%
Canada	249.5	11.3	260.8	218.5	14%	19%
	$3,464.2	$105.0	$3,569.2	$3,126.4	11%	14%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 25

Operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Year Ended December 31,
(in millions)	2022	2021	Change
U.S.	$519.8	$536.5	$(16.7)
LAAP	47.0	42.0	5.0
EMEA	80.2	65.5	14.7
Canada	53.0	52.7	0.3
Total segment operating income	700.0	696.7	3.3
Unallocated corporate expenses	(306.9)	(246.2)	(60.7)
Operating income	$393.1	$450.5	$(57.4)

U.S.

U.S. operating income decreased $16.7 million to $519.8 million, or 22.6% of net sales, in 2022 from $536.5 million, or 26.0% of net sales, in 2021. The decrease was driven primarily by increased net sales, more than offset by decreased gross margin. U.S. net sales increased $241.9 million, or 12%, in 2022, compared to 2021. U.S. net sales increased across all channels, product categories, and most brands, led by increased net sales for our Columbia and SOREL brands. Increased U.S. wholesale net sales were driven by increased consumer demand and shipment of higher Spring 2022 and Fall 2022 orders compared to shipment of 2021 season orders in the prior year, partially offset by increased order cancellations in the second half of 2022. U.S. DTC net sales increased from sales growth generated from our retail stores and e-commerce business. U.S. gross margin decreased primarily due to elevated inbound freight costs. As of December 31, 2022, our U.S. business operated 156 retail stores, compared to 142 stores as of December 31, 2021. SG&A expenses increased as a percentage of net sales to 27.7% in 2022 compared to 26.7% for 2021.

LAAP

LAAP operating income increased $5.0 million to $47.0 million, or 9.9% of net sales, in 2022 from $42.0 million, or 9.0% of net sales, in 2021. The increase was driven primarily by increased net sales. LAAP net sales increased $8.4 million, or 2% (13% constant-currency), in 2022, compared to 2021, primarily in our LAAP distributor business. LAAP net sales increased due to higher shipment of Fall 2022 orders compared to shipment of Fall 2021 orders, earlier shipment of Spring 2023 orders compared to shipment of Spring 2022 orders, and higher consumer demand as we lapped prior year restrictions to prevent the spread of COVID-19 in Japan. These increases were partially offset by unfavorable impacts from changes in foreign currency exchange rates and government efforts to control the spread of COVID-19 in China. LAAP SG&A expenses decreased as a percentage of net sales to 46.0% in 2022 compared to 48.3% in 2021.

EMEA

EMEA operating income increased $14.7 million to $80.2 million, or 18.3% of net sales, in 2022 from $65.5 million, or 17.1% of net sales, in 2021. The increase was driven primarily by increased net sales. EMEA net sales increased $56.5 million, or 15% (26% constant-currency), in 2022, compared to 2021, driven by increased net sales in our Europe-direct and EMEA distributor businesses. Europe-direct net sales increased primarily due to higher consumer demand, partially offset by unfavorable impacts from changes in foreign currency exchange rates. EMEA distributor net sales increased primarily due to higher shipments of Fall 2022 orders compared to shipment of Fall 2021 orders and earlier shipment of Spring 2023 orders compared to shipment of Spring 2022 orders. EMEA SG&A expenses decreased as a percentage of net sales to 26.1% in 2022 compared to 28.0% in 2021.

Canada

Canada operating income increased $0.3 million to $53.0 million, or 21.2% of net sales, in 2022 from $52.7 million, or 24.1% of net sales in 2021. The increase primarily resulted from increased net sales. Canada net sales increased $31.0 million, or 14% (19% constant-currency), in 2022, compared to 2021, primarily driven by increased net sales in our Canada DTC and wholesale businesses. Canada SG&A expenses increased as a percentage of net sales to 25.0% in 2022, compared to 24.0% in 2021.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 26

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $60.7 million to $306.9 million in 2022 from $246.2 million in 2021, largely driven by prAna impairment charges of $35.6 million, higher personnel expenses and technology related expenses, partially offset by lower incentive compensation.

LIQUIDITY AND CAPITAL RESOURCES

Including cash, cash equivalents, short-term investments and available committed credit lines, we had approximately $935 million in total liquidity as of December 31, 2022. Our liquidity may be affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level just prior to the start of the U.S. holiday season and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of product we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand.
Cash Flow Activities

Cash flows are summarized in the following table:

	Year Ended December 31,
(in millions)	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(25.2)	$354.4	$(379.6)
Investing activities	72.7	(163.8)	236.5
Financing activities	(360.8)	(210.9)	(149.9)
Net effect of exchange rate changes on cash	(19.8)	(7.0)	(12.8)
Net decrease in cash and cash equivalents	$(333.1)	$(27.3)	$(305.8)

The change in cash flows used in operating activities was driven by a $388.1 million increase in cash used in changes in assets and liabilities, partially offset by a $8.5 million increase in cash provided by net income and non-cash adjustments. The most significant comparative changes in assets and liabilities included Inventories, and to a lesser extent, Accrued liabilities, Accounts payable, Accounts receivable, net, and Operating lease assets and liabilities. The $299.6 million increase in cash used in Inventories was driven by an increase in inventory purchases in anticipation of sales growth, temporary store closures due to government efforts to control the spread of COVID-19 in China, supply chain disruptions, and higher than initially planned wholesale order cancellations. The $45.8 million decrease in cash provided by Accrued liabilities was primarily driven by changes in accruals for incentive compensation. The $35.1 million decrease in cash provided by Accounts payable primarily resulting from the effects of reduced in-transit inventory compared to 2021. The $32.9 million increase in cash used in Accounts receivable, net was primarily driven by growth in wholesale sales, partially offset by an increase in collections. These amounts were partially offset by the $22.4 million decrease in cash used in Operating lease assets and liabilities, which was primarily due to payment of non-recurring deferred rents and lease termination fees in 2021.

Net cash provided by investing activities was $72.7 million for 2022, compared to net cash used in investing activities of $163.8 million for 2021. For 2022, net cash provided by investing activities consisted of $131.2 million in net sales and maturities of short-term investments, partially offset by $58.5 million in cash used for capital expenditures. For 2021, net cash used in investing activities consisted of $129.1 million in net purchases of short-term investments and $34.7 million for capital expenditures.

Net cash used in financing activities was $360.8 million for 2022 compared to $210.9 million for 2021. For 2022, net cash used in financing activities primarily consisted of repurchases of common stock of $287.4 million and dividend payments to our shareholders of $75.1 million. For 2021, net cash used in financing activities primarily consisted of repurchases of common stock of $165.4 million and dividend payments to our shareholders of $68.6 million, partially offset by net proceeds from the issuance of common stock related to share-based compensation of $23.0 million.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 27

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of December 31, 2022, we had cash and cash equivalents of $430.2 million and short-term investments of $0.7 million, compared to $763.4 million and $131.1 million, respectively, as of December 31, 2021.

Domestic Credit Facility

Refer to Note 7 in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding the domestic credit facility.

As of December 31, 2022, we had available an unsecured, committed revolving credit facility, which provides for borrowings up to $500.0 million. We were in compliance with all associated covenants and there was no balance outstanding under the facility.

International Credit Facility

As of December 31, 2022, our European subsidiary had available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowings up to €4.4 million (approximately US$4.7 million). There was no balance outstanding under the facility.

Other Sources

As of December 31, 2022, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$106.1 million. There was no balance outstanding under these facilities.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash flows from operations and, if needed, borrowings from our existing credit facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and our retail stores to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. As of December 31, 2022, our inventory balance increased to $1,028.5 million, compared to $645.4 million as of December 31, 2021. Unrealized projected sales growth for Fall 2022 and earlier receipts of Spring 2023 product resulted in higher inventory levels. We believe older season inventories represent a manageable portion of our total inventory mix. To align inventory levels more closely with anticipated demand, we have adjusted future inventory purchases and we are leveraging our outlet stores to sell excess merchandise. We expect inventory to remain elevated into the second half of 2023 as we carry forward inventory into future seasons, balancing reducing inventory levels with maintaining profitability.

We have planned 2023 capital expenditures of approximately $70 to $90 million. This includes investments in our DTC operations, including new stores, U.S. distribution projects to increase efficiency and expand storage, and digital and supply chain capabilities to support our strategic priorities. Our actual capital expenditures may differ from the planned amounts depending on factors such as the timing of system implementations and new store openings and related construction as well as the availability of capital assets from suppliers.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 28

Other cash commitments

Our non-current Income taxes payable on the Consolidated Balance Sheet as of December 31, 2022 includes approximately $9.3 million of net unrecognized tax benefits. We are uncertain about whether or when these amounts may be settled. Refer to Note 10 in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

The following table presents our estimated significant contractual commitments that will require use of funds:

	Year Ended December 31,
(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Inventory purchase obligations	$401.4	$—	$—	$—	$—	$—	$401.4
Operating lease obligations (1)	79.8	74.0	64.8	57.2	48.0	100.7	424.5
TCJA transition tax obligations (2)	7.7	10.6	13.3	—	—	—	31.6
(1) Refer to Operating Leases in Note 9 in Part II, Item 8 of this Annual Report on Form 10-K.
(2) Refer to Income Taxes in Note 10 in Part II, Item 8 of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales, and expenses and related disclosure of contingent assets and liabilities. Refer to Note 2 in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Management regularly discusses with our audit committee each of our critical accounting estimates, the development and selection of these accounting estimates, and the disclosure about each estimate in this Annual Report on Form 10-K. These discussions typically occur at our quarterly audit committee meetings and include the basis and methodology used in developing and selecting these estimates, the trends in and amounts of these estimates, specific matters affecting the amount of and changes in these estimates, and any other relevant matters related to these estimates, including significant issues concerning accounting principles and financial statement presentation.

Sales Reserves

The amount of consideration we receive and recognize as Net sales across both wholesale and DTC channels varies with changes in sales returns and other accommodations and incentives we offer to our customers. When we give our customers the right to return products or provide other accommodations such as chargebacks and markdowns, we estimate the expected sales returns and miscellaneous claims from customers and record sales reserves to reduce Net sales. As of December 31, 2022, our sales-related reserves were $115.4 million compared to $99.0 million as of December 31, 2021. The most significant variable affecting these reserve balances is net sales levels. As a percentage of Net sales, the sales reserves balances were 3.3% as of December 31, 2022 compared to 3.2% as of December 31, 2021. The reserve for returns from customers or consumers is the most susceptible component of our sales related to reserves to estimation uncertainty. These estimates are based on 1) historical rates of product returns and claims; and 2) events and circumstances that indicate changes to such historical rates, such as our customers' net inventory positions and their anticipated sell-through rates. However, actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. As a result, we adjust our estimates of revenue at the earlier of when the most likely amount of consideration we expect to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly different than the sales reserves established, we record an adjustment to Net sales in the period in which such determination was made.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 29

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates of the collectability of our accounts receivable and maintain an allowance for estimated credit losses resulting from the inability of our customers to make required payments. The allowance represents our current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. In determining the amount of the allowance, we consider our historical level of credit losses, as well as our judgments about the creditworthiness of customers based on ongoing credit evaluations. We analyze specific customer accounts, including aged receivables, customer concentrations, credit insurance coverage, standby letters of credit, and other forms of collateral, current economic trends, and changes in customer payment terms.

Our allowance for uncollectible accounts receivable decreased to $5.4 million as of December 31, 2022 compared to $8.9 million as of December 31, 2021. Because future changes in the financial stability of our customers is difficult to estimate, actual future losses from uncollectible accounts may differ from our estimates and may have a material effect on our financial position, results of operations or cash flows. If the financial condition of our customers deteriorates and results in their inability to make payments, a larger allowance may be required. If we determine that a smaller or larger allowance is appropriate, we will record an adjustment to SG&A expenses in the period in which we make such a determination.

Excess, Close-Out and Slow-Moving Inventory

We make ongoing estimates of potential excess, close-out or slow-moving inventory. We evaluate our inventory on hand to identify excess, close-out or slow-moving inventory by contemplating our 1) purchasing plans; 2) sales forecasts; 3) historical liquidation experience; and 4) the level and composition of inventory from current and prior seasons that remains unsold and establish provisions as necessary to properly reflect inventory value at the lower of cost or net realizable value. Provisions are established when necessary in the period in which we make such a determination. As of December 31, 2022, our inventory provisions reduced gross inventory by $29.4 million compared to $19.9 million as of December 31, 2021. The level of estimated excess inventory as of December 31, 2022 increased reflecting both higher total inventory and unsold inventory levels partially offset by an improvement in the aging of unsold inventory.

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

During 2022 we tested certain long-lived assets consisting of property, plant, and equipment and lease ROU assets for impairment at certain underperforming retail locations. For the years ended December 31, 2022 and 2021, impairment charges from underperforming retail stores were not material. Further declines in projected future performance may adversely affect the recovery of retail locations assets.

We review and test our intangible assets with indefinite lives and goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that it is more likely than not that the fair value of the asset or reporting unit is less than its carrying amount. Our intangible assets with indefinite lives consist of trademarks and trade names (collectively "trademarks"). Substantially all of our goodwill is recorded in the U.S. segment and impairment testing for goodwill is performed at the reporting unit level. Key assumptions used in the discounted cash flow models are cash flow projections and the discount rate. Cash flow projections are developed in part from our annual planning process. The discount rate is based on the estimated weighted-average costs of capital of the reporting unit from a market-participant perspective. When we include market-based valuation methods to estimate fair value of our reporting units as part of the goodwill impairment testing, we utilize market multiples for guideline public companies.

In the impairment tests for trademarks, we compare the estimated fair value of each asset to its carrying amount. The fair values of trademarks are estimated using a relief from royalty method under the income approach. If the carrying amount of a trademark exceeds its estimated fair value, we calculate impairment as the excess of carrying amount over the estimate of fair value. In our 2022 impairment test, we determined that the prAna brand’s trademark was impaired and we recognized an $18.7 million impairment charge for the year ended December 31, 2022 reducing the carrying value to $51.8 million. The decline in estimated fair value from the fourth-quarter 2021 impairment
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 30

test reflects a decline in forecasted revenue, a lower estimated royalty rate, and a slightly higher discount rate. As part of our 2020 annual impairment test, we previously recognized a $17.5 million impairment of prAna’s trademark.

In the impairment test for goodwill, we compare the estimated fair value of the reporting unit with the carrying amount of that reporting unit. If the carrying amount of the reporting unit exceeds its estimated fair value, we calculate an impairment as the excess of carrying amount over the estimate of fair value. We estimate the fair value of our reporting units using a combination of discounted cash flow analysis and market-based valuation methods, as appropriate. In our 2022 impairment test, we determined that prAna goodwill was impaired and we recognized a $16.9 million impairment charge for the year ended December 31, 2022, reducing the carrying value of prAna's goodwill to $37.3 million. The decline in estimated fair value from the fourth quarter 2021 impairment test reflects lower assumed revenue and operating income levels, while the weighted average costs of capital used in the discounted cash flow model remained relatively unchanged.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 in Part II, Item 8 of this Annual Report on Form 10-K.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 31

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

FOREIGN EXCHANGE RISK

Our primary currency exchange rate risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. We focus on mitigating changes in functional currency equivalent cash flows resulting from anticipated United States dollar denominated inventory purchases by subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency. We also mitigate changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated sales for subsidiaries that use United States dollars and European euros as their functional currency. We manage this risk primarily by using currency forward contracts. Additionally, we hedge net balance sheet exposures related primarily to non-functional currency denominated monetary assets and liabilities using foreign currency forward contracts in European euros, Japanese yen, Canadian dollars, Swiss francs, Chinese renminbi, Korean won, British pound sterling, Danish krone, Norwegian kroner, Polish zloty, Swedish krona and Czech koruna. Non-functional currency denominated monetary assets and liabilities consist of cash and cash equivalents, short-term investments, receivables, payables, deferred income taxes, and intercompany loans and dividends.

The net fair value of our derivative contracts was favorable by approximately $24.9 million as of December 31, 2022. A 10% unfavorable exchange rate change in the euro, franc, Canadian dollar, yen, renminbi, won, pound sterling, krone, zloty, krona and koruna against the United States dollar would have resulted in the net fair value declining by approximately $66.4 million as of December 31, 2022. Changes in fair value of derivative contracts resulting from foreign exchange rate fluctuations would be substantially offset by the change in value of the underlying hedged transactions.

INTEREST RATE RISK

Our negotiated credit facilities generally charge interest based on a benchmark rate such as the secured overnight financing rate. Fluctuations in short-term interest rates cause interest payments on drawn amounts to increase or decrease. As of December 31, 2022, no balance was outstanding under our credit facilities.

COMMODITY PRICE RISK

We are exposed to market risk for the pricing of the raw materials used to manufacture our products. These raw materials are purchased directly by our contract manufacturers.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 32

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 33

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Columbia Sportswear Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Columbia Sportswear Company and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

The Company has trademarks and trade names (“trademarks”) that are indefinite-lived intangible assets. As of December 31, 2022, the carrying value of the intangible assets were $81.6 million, of which $51.8 million was attributed to prAna’s trademark, after recognizing $18.7 million of impairment loss in the year ended December 31, 2022. The Company used the relief from royalty method to estimate fair value, which requires management to make significant estimates and assumptions related to projected revenues, royalty rates and discount rates to estimate the fair value of the prAna trademark.

Auditing management’s estimates and assumptions related to projected revenues for prAna involved especially subjective judgement.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 34

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
•We evaluated the reasonableness of management’s revenue forecasts by comparing the forecasts to:
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
◦Testing the source information underlying the determination of the royalty rate selected by management and compared the selected royalty rates from royalty agreements in the outdoor apparel industry for comparable companies and the Company's own contract royalty rates.

Goodwill – prAna Goodwill – Refer to Notes 2 and 6 to the Consolidated Financial Statements
Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The goodwill balance was $51.7 million as of December 31, 2022, of which $37.3 million was allocated to the prAna Reporting Unit (“prAna”), after recognizing $16.9 million of impairment loss in the year ended December 31, 2022. The Company used a combination of discounted cash flow analysis and market-based valuation methods, which requires management to make significant estimates and assumptions related to projected revenues, discount rates, market-based multiples, and other operating performance measures. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, if any, or both.

Auditing management’s estimates and assumptions related to projected revenues, discount rate and market multiples for prAna involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures for management’s estimates and assumptions related to projected revenues, for the prAna Goodwill valuation included the following, among others:

•We tested the effectiveness of internal controls over the prAna goodwill impairment analysis, including those over the forecast of future revenues, the selection of the discount rate and market-based multiples.
•We evaluated management’s ability to accurately forecast revenues by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue forecasts by comparing the forecasts to:
◦Historical revenues.
◦Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•To evaluate the reasonableness of the discount rate, with the assistance of our fair value specialists, we:
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 35

◦Developed a range of independent estimates of the discount rate and compared those to the discount rate by comparing to reputable third-party data or industry information and tested the mathematical accuracy of the calculation.
◦Tested the inputs and source information underlying the determination of the discount rate by comparing to reputable third-party data or industry information and tested the mathematical accuracy of the calculation.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the market multiple management applied to the projected revenues as part of their market-based valuation method through comparison to valuation multiples for guideline public companies.

/s/    DELOITTE & TOUCHE LLP

Portland, Oregon
February 23, 2023

We have served as the Company’s auditor since at least 1994; however, an earlier year could not be reliably determined.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Columbia Sportswear Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Sportswear Company and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.

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

/s/    DELOITTE & TOUCHE LLP

Portland, Oregon
February 23, 2023
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 37

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands)	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$430,241	$763,404
Short-term investments	722	131,145
Accounts receivable, net of allowance of 5,443 and 8,893, respectively	547,561	487,803
Inventories	1,028,545	645,379
Prepaid expenses and other current assets	129,872	86,306
Total current assets	2,136,941	2,114,037
Property, plant and equipment, net	291,214	291,088
Operating lease right-of-use assets	324,409	330,928
Intangible assets, net	81,558	101,908
Goodwill	51,694	68,594
Deferred income taxes	94,162	92,121
Other non-current assets	71,568	68,452
Total assets	$3,051,546	$3,067,128
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$322,472	$283,349
Accrued liabilities	328,759	316,485
Operating lease liabilities	68,685	67,429
Income taxes payable	18,802	13,127
Total current liabilities	738,718	680,390
Non-current operating lease liabilities	310,625	317,666
Income taxes payable	33,251	44,541
Deferred income taxes	143	—
Other long-term liabilities	33,020	35,279
Total liabilities	1,115,757	1,077,876
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—
Common stock (no par value); 250,000 shares authorized; 62,139 and 65,164 issued and outstanding, respectively	12,692	—
Retained earnings	1,953,734	1,993,628
Accumulated other comprehensive income (loss)	(30,637)	(4,376)
Total shareholders' equity	1,935,789	1,989,252
Total liabilities and shareholders' equity	$3,051,546	$3,067,128

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 38

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Net sales	$3,464,152	$3,126,402	$2,501,554
Cost of sales	1,753,074	1,513,947	1,277,665
Gross profit	1,711,078	1,612,455	1,223,889
Selling, general and administrative expenses	1,304,394	1,180,323	1,081,448
Impairment of goodwill and intangible assets	35,600	—	17,500
Net licensing income	22,020	18,372	12,108
Operating income	393,104	450,504	137,049
Interest income, net	2,713	1,380	435
Other non-operating income (expense), net	1,593	(373)	2,039
Income before income tax	397,410	451,511	139,523
Income tax expense	(85,970)	(97,403)	(31,510)
Net income	$311,440	$354,108	$108,013

Earnings per share:
Basic	$4.96	$5.37	$1.63
Diluted	$4.95	$5.33	$1.62
Weighted average shares outstanding:
Basic	62,754	65,942	66,376
Diluted	62,970	66,415	66,772

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 39

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net income	$311,440	$354,108	$108,013
Other comprehensive income (loss):
Change in available-for-sale securities	—	—	4
Change in derivative transactions (net of tax effects of $(4,358), $(7,138), and $6,271, respectively)	11,876	19,283	(18,851)
Foreign currency translation adjustments (net of tax effects of $218, $(40), and $(388), respectively)	(38,137)	(24,465)	24,078
Other comprehensive income (loss)	(26,261)	(5,182)	5,231
Comprehensive income	$285,179	$348,926	$113,244

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 40

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$311,440	$354,108	$108,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and non-cash lease expense	117,399	115,571	146,601
Provision for uncollectible accounts receivable	(2,044)	(10,758)	19,156
Loss on disposal or impairment of investments, property, plant and equipment, right-of-use assets, goodwill, and intangible assets	38,194	1,233	31,342
Deferred income taxes	(8,118)	(9,798)	(11,263)
Stock-based compensation	21,021	19,126	17,778
Changes in operating assets and liabilities:
Accounts receivable	(64,495)	(31,622)	22,885
Inventories	(399,851)	(100,261)	64,884
Prepaid expenses and other current assets	(25,749)	(24,858)	33,712
Other assets	(2,475)	1,231	(21,224)
Accounts payable	40,429	75,513	(49,275)
Accrued liabilities	20,683	66,457	(52,115)
Income taxes payable	(5,871)	(15,248)	9,082
Operating lease assets and liabilities	(62,749)	(85,176)	(52,112)
Other liabilities	(3,055)	(1,112)	8,613
Net cash provided by (used in) operating activities	(25,241)	354,406	276,077
Cash flows from investing activities:
Purchases of short-term investments	(44,876)	(130,191)	(35,044)
Sales and maturities of short-term investments	176,083	1,184	36,631
Capital expenditures	(58,467)	(34,744)	(28,758)
Net cash provided by (used in) investing activities	72,740	(163,751)	(27,171)
Cash flows from financing activities:
Proceeds from credit facilities	52,918	38,334	402,422
Repayments on credit facilities	(52,979)	(38,156)	(403,146)
Payment of line of credit issuance fees	(604)	—	(3,278)
Proceeds from issuance of common stock related to stock-based compensation	6,588	28,783	6,919
Tax payments related to stock-based compensation	(4,229)	(5,812)	(4,533)
Repurchase of common stock	(287,443)	(165,415)	(132,889)
Cash dividends paid	(75,082)	(68,623)	(17,195)
Net cash used in financing activities	(360,831)	(210,889)	(151,700)
Net effect of exchange rate changes on cash	(19,831)	(7,087)	7,510
Net increase (decrease) in cash and cash equivalents	(333,163)	(27,321)	104,716
Cash and cash equivalents, beginning of period	763,404	790,725	686,009
Cash and cash equivalents, end of period	$430,241	$763,404	$790,725
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$92,110	$129,483	$14,687
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$11,103	$5,853	$3,831
See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 41

Table of Contents Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2019	67,561	$4,937	$1,848,935	$(4,425)	$1,849,447
Net income	—	—	108,013	—	108,013
Other comprehensive income (loss)	—	—	—	5,231	5,231
Cash dividends ($0.26 per share)	—	—	(17,195)	—	(17,195)
Issuance of common stock related to stock-based compensation, net	248	2,386	—	—	2,386
Stock-based compensation expense	—	17,778	—	—	17,778
Repurchase of common stock	(1,557)	(4,936)	(127,953)	—	(132,889)
Balance, December 31, 2020	66,252	20,165	1,811,800	806	1,832,771
Net income	—	—	354,108	—	354,108
Other comprehensive income (loss)	—	—	—	(5,182)	(5,182)
Cash dividends ($1.04 per share)	—	—	(68,623)	—	(68,623)
Issuance of common stock related to stock-based compensation, net	567	22,971	—	—	22,971
Stock-based compensation expense	—	19,126	—	—	19,126
Repurchase of common stock	(1,655)	(62,262)	(103,657)	—	(165,919)
Balance, December 31, 2021	65,164	—	1,993,628	(4,376)	1,989,252
Net income	—	—	311,440	—	311,440
Other comprehensive income (loss)	—	—	—	(26,261)	(26,261)
Cash dividends ($1.20 per share)	—	—	(75,082)	—	(75,082)
Issuance of common stock related to stock-based compensation, net	210	2,359	—	—	2,359
Stock-based compensation expense	—	21,021	—	—	21,021
Repurchase of common stock	(3,235)	(10,688)	(276,252)	—	(286,940)
Balance, December 31, 2022	62,139	$12,692	$1,953,734	$(30,637)	$1,935,789

See accompanying notes to consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 42

Table of Contents Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 43

Table of Contents Notes to Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

NATURE OF THE BUSINESS

Columbia Sportswear Company connects active people with their passions through its four well-known brands, Columbia, SOREL, Mountain Hardwear, and prAna, by designing, developing, marketing, and distributing its outdoor, active and lifestyle apparel, footwear, accessories, and equipment products to meet the diverse needs of its customers and consumers.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Columbia Sportswear Company, its wholly owned subsidiaries and entities in which it maintained a controlling financial interest (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts in prior period consolidated financial statements have been reclassified to conform to our current period presentation.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions. The Company's significant estimates relate to sales reserves, allowance for uncollectible accounts receivable, excess, close-out and slow-moving inventory, impairment of long-lived assets, intangible assets and goodwill, and income taxes.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are stated at fair value or at cost, which approximates fair value, and include short-term highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity they present insignificant risk of changes in value because of changes in interest rates. As of December 31, 2022 and December 31, 2021, Cash and cash equivalents consisted of cash and money market funds.

INVESTMENTS

As of December 31, 2022, Short-term investments consisted of money market funds and mutual fund shares held as part of the Company's deferred compensation plan expected to be distributed in the next twelve months. As of December 31, 2021, Short-term investments consisted of United States government treasury bills as well as money market funds and mutual fund shares held as part of the Company's deferred compensation plan expected to be distributed in the next twelve months. The United States government treasury bills are classified as available-for-sale securities and are recorded at fair value with any unrealized gains or losses reported, net of tax, in Other comprehensive income (loss). Investments held as part of the Company's deferred compensation plan are classified as trading securities and are recorded at fair value with any unrealized gains and losses included in Selling, general, and administrative ("SG&A") expenses. Realized gains or losses from these trading securities are determined based on the specific identification method and are included in SG&A expenses.

As of December 31, 2022 and 2021, long-term investments included in Other non-current assets consisted of money market funds and mutual fund shares held to offset liabilities to participants in the Company's deferred compensation plan. These investments are classified as long-term because the related deferred compensation liabilities are not expected to be paid within the next year. These investments are classified as trading securities and are recorded at fair value with unrealized gains and losses reported as SG&A expenses.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 44

Table of Contents Notes to Consolidated Financial Statements
ACCOUNTS RECEIVABLE

Accounts receivable have been reduced by an allowance for doubtful accounts. The Company maintains an allowance for estimated credit losses resulting from the inability of the Company's customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Write-offs of accounts receivable were $1.0 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

INVENTORIES

Inventories consist primarily of finished goods and are carried at the lower of cost or net realizable value. Cost is determined using standard cost, which approximates the first-in, first-out method. The Company periodically reviews its inventories for excess, close-out or slow-moving items and makes provisions as necessary to properly reflect inventory value.

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

CLOUD COMPUTING ARRANGEMENTS

The Company’s cloud computing arrangements that are service contracts ("CCAs") primarily relate to various enterprise resource planning systems, as well as other supporting systems. Implementation costs associated with CCAs are capitalized ("CCA assets") when incurred during the application development stage and generally included in Other non-current assets in the Consolidated Balance Sheets. CCA assets are amortized on a straight-line basis over their assessed useful lives or the contractual term of the CCA contract, whichever is shorter, with amortization included in the same financial statement line item in the Consolidated Statement of Operations as the expense for fees in the associated CCA contract. As of December 31, 2022, CCA assets in-service have useful lives which range from approximately ten months to six years. As of December 31, 2022 and 2021, CCA assets consisted of capitalized implementation costs of $36.0 million and $26.6 million, respectively and associated accumulated amortization of $12.6 million and $6.8 million, respectively. Changes in these assets are recorded in Other assets within operating activities in the Consolidated Statements of Cash Flows.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 45

Table of Contents Notes to Consolidated Financial Statements
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

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

For lease concessions related to the effects of the COVID-19 pandemic that provide a deferral of payments with no substantive changes to the consideration in the original contract, the Company continues to recognize expense during the deferral period. For concessions related to the effects of the COVID-19 pandemic in the form of lease abatements, the reduced lease payments are accounted for as reductions to variable lease expense.

IMPAIRMENT OF LONG-LIVED ASSETS, INTANGIBLE ASSETS AND GOODWILL

Long-lived assets, which include property, plant and equipment, lease ROU assets, capitalized implementation costs for cloud computing arrangements, and intangible assets with finite lives, are tested for recoverability only when events or circumstances indicate the carrying value may not be recoverable. In these cases, the Company estimates the future undiscounted cash flows to be derived from the asset or asset group to determine whether a potential impairment exists. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset or asset group, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the estimate of fair value.

The Company reviews and tests its intangible assets with indefinite lives and goodwill for impairment in the fourth quarter of each year and when events or changes in circumstances indicate that it is more likely than not that the fair value of the asset or reporting unit is less than its carrying amount. The Company's intangible assets with indefinite lives consist of trademarks and trade names. In the impairment test for goodwill, the estimated fair value of the reporting unit is compared with the carrying amount of that reporting unit. In the impairment tests for trademarks and trade names, the Company compares the estimated fair value of each asset to its carrying amount. For goodwill and trademarks and trade names, if the carrying amount exceeds its estimated fair value, the Company calculates an impairment as the excess of carrying amount over the estimate of fair value.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 46

Table of Contents Notes to Consolidated Financial Statements
Impairment charges of long-lived assets, if any, are classified as SG&A expenses. Impairment charges of goodwill and indefinite-lived intangible assets, if any, are classified as Impairment of goodwill and intangible assets in the Consolidated Statements of Operations.

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

Accrued income taxes in the Consolidated Balance Sheets include unrecognized income tax benefits relating to uncertain tax positions, including related interest and penalties, appropriately classified as current or non-current. The Company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. In making this determination, the Company assumes that the taxing authority will examine the position and that it will have full knowledge of all relevant information. Changes in the Company's assessment may result in the recognition of a tax benefit or an additional charge to the tax provision in the period the assessment changes.

DERIVATIVES

The effective portion of changes in fair values of outstanding cash flow hedges is recorded in Accumulated other comprehensive income (loss) until earnings are affected by the hedged transaction, and any ineffective portion is included in earnings. In most cases, amounts recorded in Accumulated other comprehensive income (loss) will be released to earnings after maturity of the related derivative. The Consolidated Statements of Operations classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of product costs are recorded in Cost of sales when the underlying hedged transactions affect earnings. Results of hedges of revenue are recorded in Net sales when the underlying hedged transactions affect earnings. Unrealized derivative gains and losses, which are recorded in assets and liabilities, respectively, are non-cash items and therefore are taken into account in the preparation of the Consolidated Statements of Cash Flows based on their respective balance sheet classifications.

FOREIGN CURRENCY TRANSLATION

For the Company's subsidiaries whose functional currency is not the United States dollar, assets and liabilities have been translated into United States dollars using the exchange rates in effect at period end, and the sales and expenses have been translated into United States dollars using average exchange rates in effect during the period. The foreign currency translation adjustments are included as a component of Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

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

The amount of consideration the Company expects to be entitled to receive and recognize as Net sales across both wholesale and DTC channels varies with changes in sales returns, other accommodations and incentives offered. The Company estimates expected sales returns and other accommodations, such as chargebacks and markdowns, and records a sales reserve to reduce Net sales. These estimates are based on historical rates of product returns and claims, as well as events and circumstances that indicate changes to such historical rates. However, actual returns and claims in any future period are inherently uncertain and thus may differ from estimates. As a result, the
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 47

Table of Contents Notes to Consolidated Financial Statements
Company adjusts estimates of revenue at the earlier of when the most likely amount of consideration the Company expects to receive changes or when the amount of consideration becomes fixed. If actual or expected future returns and claims are significantly greater or lower than the sales reserves established, the Company records an adjustment to Net sales in the period in which it made such determination.

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

Shipping and Handling Costs

The Company treats shipping and handling activities as fulfillment costs, and as such recognizes the costs for these activities at the time the related revenue is recognized. The majority of these costs, typically associated with warehousing and handling of inventory, are generally recorded as SG&A expenses, while the direct costs associated with shipping goods to customers and consumers are recorded as Cost of sales. Shipping and handling fees billed to customers are recorded as Net sales. Shipping and handling costs recorded as a component of SG&A expenses were $155.8 million, $114.4 million and $98.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

STOCK-BASED COMPENSATION

Stock-based compensation cost is estimated at the grant date based on the award's fair value. For stock options and service-based restricted stock units, stock-based compensation cost is recognized over the expected requisite service period using the straight-line attribution method. For performance-based restricted stock units, stock-based compensation cost is recognized based on the Company's assessment of the probability of achieving performance targets in the reporting period. The Company estimates forfeitures for stock-based awards granted, but which are not expected to vest.

ADVERTISING COSTS

Advertising costs, including marketing and demand creation spending, are expensed in the period incurred and are included in SG&A expenses. Total advertising expense, including cooperative advertising costs, was $205.9 million, $184.8 million and $141.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cooperative advertising costs are expensed when the related revenues are recognized and included in SG&A expenses.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company adopted ASU No. 2021-10 (“ASU 2021-10”), Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, effective January 1, 2022, using the prospective method of adoption. ASU 2021-10 increases transparency of government assistance received by a business entity by requiring annual disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 was effective for annual periods beginning after December 15, 2021. At adoption, there was not a material impact to the Company's consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 48

Table of Contents Notes to Consolidated Financial Statements

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

None.

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

The following tables disaggregate the Company's operating segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Year Ended December 31, 2022
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,829,389	$354,000	$303,731	$173,911	$2,661,031
Footwear	472,857	119,866	134,823	75,575	803,121
Total	$2,302,246	$473,866	$438,554	$249,486	$3,464,152
Channel net sales
Wholesale	$1,114,337	$225,932	$364,598	$162,773	$1,867,640
Direct-to-consumer	1,187,909	247,934	73,956	86,713	1,596,512
Total	$2,302,246	$473,866	$438,554	$249,486	$3,464,152

	Year Ended December 31, 2021
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$1,624,542	$347,071	$263,432	$154,109	$2,389,154
Footwear	435,758	118,428	118,628	64,434	737,248
Total	$2,060,300	$465,499	$382,060	$218,543	$3,126,402
Channel net sales
Wholesale	$983,799	$215,448	$317,104	$144,008	$1,660,359
Direct-to-consumer	1,076,501	250,051	64,956	74,535	1,466,043
Total	$2,060,300	$465,499	$382,060	$218,543	$3,126,402

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 49

Table of Contents Notes to Consolidated Financial Statements

	Year Ended December 31, 2020
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	1,231,835	320,616	197,052	118,116	$1,867,619
Footwear	371,948	103,873	101,855	56,259	633,935
Total	$1,603,783	$424,489	$298,907	$174,375	$2,501,554
Channel net sales
Wholesale	838,388	198,083	249,161	117,628	$1,403,260
Direct-to-consumer	765,395	226,406	49,746	56,747	1,098,294
Total	$1,603,783	$424,489	$298,907	$174,375	$2,501,554

PERFORMANCE OBLIGATIONS

For the years December 31, 2022 and 2021, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.

CONTRACT BALANCES

As of December 31, 2022 and 2021, the Company did not have contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the Consolidated Balance Sheets.

NOTE 4 — CONCENTRATIONS

TRADE RECEIVABLES

The Company had one customer that accounted for approximately 13.8% and 14.3% of Accounts receivable, net as of December 31, 2022 and 2021, respectively. No single customer accounted for 10% or more of Net sales for any of the years ended December 31, 2022, 2021 or 2020.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31,
(in thousands)	2022	2021
Land and improvements	$32,964	$33,107
Buildings and improvements	211,495	209,792
Machinery, software and equipment	386,657	382,337
Furniture and fixtures	104,190	99,946
Leasehold improvements	162,210	155,872
Construction in progress	17,609	12,694
	915,125	893,748
Less accumulated depreciation	(623,911)	(602,660)
	$291,214	$291,088

Depreciation expense for Property, plant and equipment, net was $53.1 million, $54.2 million, and $60.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 50

Table of Contents Notes to Consolidated Financial Statements
Impairment charges for Property, plant and equipment, net are included in SG&A expenses and were $0.8 million, $0.5 million, and $5.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Charges during the years ended December 31, 2022, 2021 and 2020 were recorded primarily for certain underperforming retail stores in the U.S., EMEA and LAAP regions.

NOTE 6 — INTANGIBLE ASSETS, NET AND GOODWILL

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

	December 31,
(in thousands)	2022	2021
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198
Customer relationships	23,000	23,000
Gross carrying amount	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)
Customer relationships	(20,663)	(19,013)
Accumulated amortization	(34,861)	(33,211)
Net carrying amount	2,337	3,987
Intangible assets with indefinite lives	79,221	97,921
Intangible assets, net	$81,558	$101,908

Amortization expense for intangible assets subject to amortization was $1.7 million, $1.7 million and $2.5 million for the years ended December 31, 2022, 2021 and 2020 respectively.

For the year ended December 31, 2022, an impairment charge of $18.7 million was recorded for the impairment of prAna's trademark and trade name (collectively, "trademark"), which is an indefinite-lived intangible asset recorded in the U.S. segment. The impairment of the prAna trademark was determined as part of the annual impairment test. The decline in estimated fair value from the fourth quarter 2021 impairment test reflects a decline in forecasted revenue, a lower estimated royalty rate, and a slightly higher discount rate. For the year ended December 31, 2021, there were no impairments recorded for intangible assets with indefinite lives. For the year ended December 31, 2020, an impairment charge of $17.5 million was recorded for the impairment of prAna's trademark. The impairment of the prAna trademark was determined as part of the annual impairment test. The decline in estimated fair value from the fourth quarter 2020 impairment test compared to the fourth quarter 2019 impairment test reflected a lower estimated royalty rate and a decline in forecasted revenues. The Company estimated fair value using a relief from royalty method under the income approach. Cash flow projections were developed in part from the Company's annual planning process. The discount rate was the equity component of the estimated weighted average cost of capital of the reporting unit from a market-participant perspective.

The following table presents the remaining estimated annual amortization expense of intangible assets with definite lives for the years 2023 through 2027:

(in thousands)
2023	1,650
2024	687
2025	—
2026	—
2027	—

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 51

Table of Contents Notes to Consolidated Financial Statements
GOODWILL

The following table sets forth the changes in Goodwill.:

(in thousands)
Balance as of December 31, 2020
Gross	$73,208
Accumulated impairment loss	(4,614)
Carrying value	68,594
Balance as of December 31, 2021
Gross	73,208
Accumulated impairment loss	(4,614)
Carrying value	68,594
Impairment losses during the year	(16,900)
Balance as of December 31, 2022
Gross	73,208
Accumulated impairment loss	(21,514)
Carrying value	$51,694

Substantially all of the Company's goodwill is recorded in the U.S. segment. For the year ended December 31, 2022, an impairment charge of $16.9 million was recorded. The impairment of goodwill attributable to the prAna business was determined as part of the annual impairment test. The Company estimated the fair value of the prAna reporting unit using a combination of discounted cash flow analysis and market-based valuation methods. Key assumptions used in the discounted cash flow models are cash flow projections and the discount rate. Cash flow projections are developed in part from our annual planning process. The discount rate is the estimated weighted-average costs of capital of the reporting unit from a market-participant perspective. The market-based valuation methods to estimate fair value of the reporting units utilized market multiples for guideline public companies. The decline in estimated fair value from the fourth-quarter 2021 impairment test reflects lower assumed revenue and operating income levels, while the weighted-average cost of capital used in the discounted cash flow model remained relatively unchanged. The Company determined that goodwill was not impaired for the years ended December 31, 2021 and 2020.

NOTE 7 — SHORT-TERM BORROWINGS AND CREDIT LINES

DOMESTIC CREDIT FACILITY

The Company has an unsecured, committed revolving credit facility (the “Credit Facility”) that provides for up to $500.0 million of borrowings, which is available for working capital and general corporate purposes, including a sublimit for the issuance of letters of credit. The Credit Facility matures on July 12, 2027. Interest, generally payable monthly, is based on the Company's option of either the secured overnight financing rate (“SOFR”) plus an applicable margin or a base rate. Base rate is defined as the highest of the following, plus an applicable margin:
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

The agreement for the Credit Facility requires the Company to comply with a financial covenant to maintain a certain funded debt ratio. In addition, the agreement includes customary covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness and liens, engage in mergers, acquisitions and dispositions, and engage in transactions with
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 52

Table of Contents Notes to Consolidated Financial Statements
affiliates, as well as restrict the amount of certain payments, including dividends and share buybacks in the event the Company's funded debt ratio is greater than a set amount.
As of December 31, 2022, the Company was in compliance with all associated covenants and there was no balance outstanding under the Credit Facility. As of December 31, 2021 there was no balance outstanding under the credit agreement in effect for such period.

INTERNATIONAL CREDIT FACILITIES

The Company's European subsidiary has available an unsecured, committed line of credit, which is guaranteed by the Company, and provides for borrowing up to a maximum of €4.4 million (approximately US$4.7 million) as of December 31, 2022, with borrowings to accrue interest at a base rate plus 75 basis points.

As of December 31, 2022 and 2021 there was no balance outstanding.

NOTE 8 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
Sales reserves	$115,366	$98,998
Accrued salaries, bonus, paid time off and other benefits	99,524	121,074
Accrued import duties	30,847	17,272
Taxes other than income taxes payable	23,262	27,930
Product warranties	13,810	13,645
Other	45,950	37,566
	$328,759	$316,485

A reconciliation of product warranties is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Balance at beginning of year	$13,645	$14,745	$14,466
Provision for warranty claims	3,627	2,179	3,033
Warranty claims	(3,163)	(2,917)	(3,128)
Other	(299)	(362)	374
Balance at end of year	$13,810	$13,645	$14,745

NOTE 9 — LEASES

The components of lease cost consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost	$76,650	$71,996	$104,906
Variable lease cost	63,537	67,745	58,391
Short term lease cost	5,775	5,612	9,600
	$145,962	$145,353	$172,897
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 53

Table of Contents Notes to Consolidated Financial Statements

For the year ended December 31, 2022, operating lease costs included $0.8 million of ROU asset impairment charges related to underperforming retail locations, as well as a gain of $4.8 million from the completion of lease termination negotiations and settlements related to certain retail store closures in 2020 and 2022, primarily in the U.S. segment. For the year ended December 31, 2021, operating lease costs included $0.5 million of ROU asset impairment charges related to underperforming retail locations primarily in the EMEA. segment, as well as a gain of $8.6 million from the completion of lease termination negotiations and settlements related to certain 2020 retail store closures, primarily in the U.S. segment. For the year ended December 31, 2020, operating lease cost included $16.5 million of accelerated amortization for retail locations that permanently closed during 2020 for which the related lease liabilities had not been extinguished as of December 31, 2020 due to ongoing negotiations with the landlords. In addition, for the year ended December 31, 2020, operating lease cost included $7.0 million of ROU asset impairment charges related to underperforming retail locations primarily in the U.S. segment for the year ended December 31, 2020.

In the periods presented, lease concessions reducing variable lease expense were not material.

The following table presents supplemental cash flow information related to leases:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$81,130	$83,827	$82,083
Operating lease liabilities arising from obtaining ROU assets(1)	$51,976	$53,168	$22,416
Reductions to ROU assets resulting from reductions to operating lease liabilities	$52	$118	$6,400
(1) Includes amounts added to the carrying amount of lease liabilities resulting from lease modifications and reassessments.

The following table presents supplemental balance sheet information related to leases:

	December 31,
	2022	2021
Weighted average remaining lease term	6.02 years	5.72 years
Weighted average discount rate	4.21%	3.25%
The following table presents the future maturities of lease liabilities as of December 31, 2022:

(in thousands)
2023	$79,832
2024	73,958
2025	64,814
2026	57,184
2027	48,000
Thereafter	100,685
Total lease payments	424,473
Less: imputed interest	(45,163)
Total lease liabilities	379,310
Less: current obligations	(68,685)
Long-term lease obligations	$310,625

As of December 31, 2022, the Company has additional operating lease commitments that have not yet commenced of $1.5 million. These leases will commence in 2023 with lease terms of approximately three to six years.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 54

Table of Contents Notes to Consolidated Financial Statements

NOTE 10 — INCOME TAXES

INCOME TAX PROVISION

Consolidated income from operations before income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
United States operations	$243,695	$318,306	$29,154
Foreign operations	153,715	133,205	110,369
Income before income tax	$397,410	$451,511	$139,523

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Current:
Federal	$52,503	$51,790	$18,435
State and local	11,191	14,429	4,929
Non-United States	25,615	33,825	26,897
	89,309	100,044	50,261
Deferred:
Federal	(13,248)	(3,042)	(14,728)
State and local	(710)	(266)	(5,097)
Non-United States	10,619	667	1,074
	(3,339)	(2,641)	(18,751)
Income tax expense	$85,970	$97,403	$31,510

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements:

	Year Ended December 31,
(percent of income before tax)	2022	2021	2020
Provision for federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	1.6	2.5	1.5
Non-United States income taxed at different rates	(0.4)	2.7	2.1
Foreign tax credits	—	(2.4)	(0.9)
Adjustment to deferred taxes	0.1	—	(1.2)
Global Intangible Low-Taxed Income	0.1	0.1	0.1
Research credits	(0.4)	(0.4)	(1.4)
Withholding taxes	0.2	(1.4)	0.5
Excess tax benefits from stock plans	—	(0.9)	(0.8)
Other	(0.6)	0.4	1.7
Actual provision for income taxes	21.6%	21.6%	22.6%

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 55

Table of Contents Notes to Consolidated Financial Statements
DEFERRED INCOME TAX BALANCES

Significant components of the Company's deferred taxes consisted of the following:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Accruals and allowances	$31,957	$40,518
Lease liability	89,742	81,012
Capitalized inventory costs	26,147	23,950
Sales reserves	16,897	13,881
Stock compensation	7,659	6,329
Net operating loss carryforwards	18,778	22,767
Depreciation and amortization	15,463	22,076
Tax credits	2,751	387
Other	10,902	2,164
Gross deferred tax assets	220,296	213,084
Valuation allowance	(19,649)	(22,502)
Net deferred tax assets	200,647	190,582
Deferred tax liabilities:
Depreciation and amortization	(5,844)	(10,414)
Prepaid expenses	(2,892)	(3,447)
ROU lease asset	(78,274)	(68,148)
Deferred tax liability associated with future repatriations	(11,267)	(13,069)
Foreign currency	(8,351)	(3,383)
Gross deferred tax liabilities	(106,628)	(98,461)
Total net deferred taxes	$94,019	$92,121

The Company had foreign net operating loss carryforwards of $64.3 million as of December 31, 2022, all of which has an unlimited carryforward period. As of December 31, 2022 and 2021, the net operating losses result in deferred tax assets of $18.8 million and $22.8 million, respectively, and were subject to a valuation allowance of $18.8 million and $20.2 million, respectively.

As of December 31, 2022, the Company had accumulated undistributed earnings generated by the Company's foreign subsidiaries of $422.9 million. As a result of the Tax Cuts and Jobs Act, these earnings have been subject to U.S. tax, so any further taxes associated with such earnings would generally be limited to foreign withholding and state taxes. The Company has recorded a deferred tax liability for these, except in the jurisdictions where the Company intends to indefinitely reinvest the earnings.

UNRECOGNIZED TAX BENEFITS

The Company conducts business globally and, as a result, the Company or one or more of its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, China, France, Japan, South Korea, Switzerland, and the United States. The Company has effectively settled Canadian tax examinations of all years through 2012, United States tax examinations of all years through 2018, Japanese tax examinations of all years through 2019, France tax examinations of all years through 2016, Swiss tax examinations of all years through 2019, Italy tax examinations of all years through 2016, and China tax examinations of all years through 2018. The Korean National Tax Service concluded an audit of the Company's 2009 through 2013 corporate income tax returns in 2014, an audit of the Company's 2014 corporate income tax return in 2016, and an audit of 2016 through 2020 corporate income tax returns in 2022. Due to the nature of the findings in the 2009 through 2014 audits, the Company has invoked the Mutual Agreement Procedures outlined in the United States-Korean income tax treaty. The Company does not anticipate that adjustments relative to these findings, or any other ongoing tax audits, will result in material changes to its financial condition, results of operations or cash flows. As of December 31, 2022, the
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 56

Table of Contents Notes to Consolidated Financial Statements
Company was under audit in Canada for tax year 2018. Other than the findings and audits previously noted, the Company is not currently under examination in any other major jurisdiction.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Balance at beginning of year	$13,855	$14,493	$12,478
Increases related to prior year tax positions	234	355	1,903
Decreases related to prior year tax positions	(1,646)	(1,447)	(162)
Increases related to current year tax positions	1,355	883	906
Expiration of statute of limitations	(3,621)	(429)	(632)
Balance at end of year	$10,177	$13,855	$14,493

Due to the potential for resolution of income tax audits currently in progress, and the expiration of various statutes of limitation, it is reasonably possible that the unrecognized tax benefits balance may change within the twelve months following December 31, 2022 by a range of zero to $2.4 million. Open tax years, including those previously mentioned, contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenue and expenses or the sustainability of income tax credits for a given examination cycle.

Unrecognized tax benefits of $9.2 million, $12.9 million and $13.6 million would affect the effective tax rate if recognized as of December 31, 2022, 2021 and 2020, respectively.

The Company recognizes interest expense and penalties related to income tax matters in Income tax expense. The Company recognized a net decrease of accrued interest and penalties of $0.8 million in 2022, and a net increase of accrued interest and penalties of $0.3 million in 2021 and a net increase of accrued interest and penalties of $0.8 million in 2020, all of which related to uncertain tax positions. The Company had $1.8 million and $2.6 million of accrued interest and penalties related to uncertain tax positions as of December 31, 2022 and 2021, respectively.

NOTE 11 — RETIREMENT SAVINGS PLANS

401(K) PROFIT-SHARING PLAN

The Company has a 401(k) profit-sharing plan, which covers substantially all United States employees. Participation begins the first day of the quarter following completion of 30 days of service. The Company, with approval of the Board of Directors, may elect to make discretionary matching or non-matching contributions. Costs recognized for Company contributions to the plan were $13.3 million, $10.7 million and $10.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

DEFERRED COMPENSATION PLAN

The Company sponsors a nonqualified retirement savings plan for certain senior management employees whose contributions to the tax qualified 401(k) plan would be limited by provisions of the Internal Revenue Code. This plan allows participants to defer receipt of a portion of their salary and incentive compensation and to receive matching contributions for a portion of the deferred amounts. Costs recognized for Company matching contributions to the plan were immaterial for the years ended December 31, 2022, 2021 and 2020. Participants earn a return on their deferred compensation based on investment earnings of participant-selected investments. Deferred compensation, including accumulated earnings on the participant-directed investment selections, is distributable in cash at participant-specified dates or upon retirement, death, disability, or termination of employment.

The Company has purchased specific money market and mutual funds in the same amounts as the participant-directed investment selections underlying the deferred compensation liabilities. These investment securities and earnings thereon, held in an irrevocable trust, are intended to provide a source of funds to meet the deferred compensation obligations, subject to claims of creditors in the event of the Company's insolvency. Changes in the market value of the participants' investment selections are recorded as an adjustment to the investments and as
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 57

Table of Contents Notes to Consolidated Financial Statements
unrealized gains and losses in SG&A expenses. A corresponding adjustment of an equal amount is made to the deferred compensation liabilities and compensation expense, which is included in SG&A expenses.

As of December 31, 2022 and 2021, the long-term portion of the liability to participants under this plan was $20.5 million and $21.8 million, respectively, and was recorded in Other long-term liabilities. As of December 31, 2022 and 2021, the current portion of the participant liability was $0.7 million and $1.0 million, respectively, and was recorded in Accrued liabilities. As of December 31, 2022 and 2021, the fair value of the long-term portion of the investments related to this plan was $20.5 million and $21.8 million, respectively, and was recorded in Other non-current assets. As of December 31, 2022 and 2021, the current portion of the investments related to this plan was $0.7 million and $1.0 million, respectively, and was recorded in Short-term investments.

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

NOTE 13 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through December 31, 2022, the Company's Board of Directors has authorized the repurchase of $2.0 billion of the Company's common stock. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of December 31, 2022, the Company had repurchased 31.7 million shares at an aggregate purchase price of $1,470.6 million and had $529.4 million remaining available. During the year ended December 31, 2022, the Company repurchased an aggregate of $286.9 million of common stock under this program.

NOTE 14 — STOCK-BASED COMPENSATION

At its Annual Meeting held on June 3, 2020, the Company’s shareholders approved the Company’s 2020 Stock Incentive Plan (the “2020 Plan”), and the 2020 Plan became effective on that date following such approval. The 2020 Plan replaced the Company’s 1997 Stock Incentive Plan (the "Prior Plan”) and no new awards will be granted under the Prior Plan. The terms and conditions of the awards granted under the Prior Plan will remain in effect with respect to awards granted under the Prior Plan. The Company has reserved 3.0 million shares of common stock for issuance under the 2020 Plan, plus up to an aggregate of 1.5 million shares of the Company's common stock that were previously authorized and available for issuance under the Prior Plan. As of December 31, 2022, 3,094,028 shares were available for future grants under the 2020 Plan.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 58

Table of Contents Notes to Consolidated Financial Statements
The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of sales	$312	$313	$303
SG&A expenses	20,709	18,813	17,475
Pre-tax stock-based compensation expense	21,021	19,126	17,778
Income tax benefits	(4,867)	(4,465)	(4,015)
Total stock-based compensation expense, net of tax	$16,154	$14,661	$13,763

The Company realized a tax benefit for the deduction from stock-based award transactions of $3.6 million, $8.3 million and $4.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The weighted average assumptions for stock options granted and resulting fair value is as follows:

	Year Ended December 31,
	2022	2021	2020
Expected option term	4.36 years	4.35 years	4.39 years
Expected stock price volatility	25.38%	24.88%	21.19%
Risk-free interest rate	1.72%	0.54%	1.14%
Expected annual dividend yield	1.26%	1.09%	1.13%
Weighted average grant date fair value per stock option granted	$18.33	$17.95	$14.67

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 59

Table of Contents Notes to Consolidated Financial Statements
The following table summarizes stock option activity under the Plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1) (in thousands)
Options outstanding as of December 31, 2019	1,479,674	$66.74	7.11	$49,930
Granted	660,071	87.25
Forfeited or expired	(78,163)	83.76
Exercised	(142,419)	48.58
Options outstanding as of December 31, 2020	1,919,163	74.45	7.19	29,489
Granted	687,772	95.90
Forfeited or expired	(213,444)	89.96
Exercised	(459,957)	62.58
Options outstanding as of December 31, 2021	1,933,534	83.19	7.26	29,889
Granted	561,295	89.25
Forfeited or expired	(223,813)	91.09
Exercised	(116,109)	56.75
Options outstanding as of December 31, 2022	2,154,907	$85.37	7.02	$13,929

Options vested and expected to vest as of December 31, 2022	2,070,905	$85.12	6.95	$13,855
Options exercisable as of December 31, 2022	958,748	$77.38	5.42	$12,735
(1) The aggregate intrinsic value above represents pre-tax intrinsic value that would have been realized if all options had been exercised on the last business day of the period indicated, based on the Company's closing stock price on that day.

Stock option compensation expense was $7.8 million, $6.9 million and $7.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, unrecognized costs related to outstanding stock options totaled $12.9 million, before any related tax benefit. The unrecognized costs related to stock options are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs related to stock options are being amortized over a weighted average period of 2.18 years. The aggregate intrinsic value of stock options exercised was $3.4 million, $19.2 million and $4.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total cash received as a result of stock option exercises was $6.6 million, $28.8 million and $6.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 60

Table of Contents Notes to Consolidated Financial Statements
The weighted average assumptions for restricted stock units granted and resulting fair value are as follows:

	Year Ended December 31,
	2022	2021	2020
Vesting period	3.71 years	3.77 years	3.79 years
Expected annual dividend yield	1.31%	1.04%	1.18%
Weighted average grant date fair value per restricted stock unit granted	$85.27	$96.07	$78.90

The following table summarizes the restricted stock unit activity under the Plan:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Restricted stock units outstanding as of December 31, 2019	405,104	$76.45
Granted	216,318	78.90
Vested(1)	(160,229)	68.72
Forfeited	(35,918)	79.36
Restricted stock units outstanding as of December 31, 2020	425,275	80.37
Granted	176,804	96.07
Vested(1)	(164,088)	75.61
Forfeited	(68,399)	86.38
Restricted stock units outstanding as of December 31, 2021	369,592	88.88
Granted	247,860	85.27
Vested(1)	(141,674)	87.64
Forfeited	(64,925)	89.29
Restricted stock units outstanding as of December 31, 2022	410,853	$87.07
(1) The number of vested units includes shares withheld by the Company to pay up to maximum statutory requirements to taxing authorities on behalf of the employee. For the years ended December 31, 2022, 2021 and 2020, the Company withheld 47,130, 56,792 and 54,543 shares, respectively, to satisfy $4.2 million, $5.8 million and $4.5 million of employees' tax obligations, respectively.

Restricted stock unit compensation expense was $13.2 million, $12.2 million and $10.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, unrecognized costs related to restricted stock units totaled $21.7 million, before any related tax benefit. The unrecognized costs related to restricted stock units are being amortized over the related vesting period using the straight-line attribution method. These unrecognized costs as of December 31, 2022 are expected to be recognized over a weighted average period of 2.24 years. The total grant date fair value of restricted stock units vested was $12.4 million, $12.4 million and $11.0 million during the years ended December 31, 2022, 2021 and 2020, respectively.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 61

Table of Contents Notes to Consolidated Financial Statements

NOTE 15 — EARNINGS PER SHARE

Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Weighted average common shares outstanding, used in computing basic earnings per share	62,754	65,942	66,376
Effect of dilutive stock options and restricted stock units	216	473	396
Weighted average common shares outstanding, used in computing diluted earnings per share	62,970	66,415	66,772

Earnings per share:
Basic	$4.96	$5.37	$1.63
Diluted	$4.95	$5.33	$1.62

Anti-dilutive common shares (1)	1,735	844	1,123
(1) Common stock related to stock options and service-based restricted stock units, and performance-based restricted stock were outstanding but were excluded from the computation of diluted EPS because their effect would be anti-dilutive under the treasury stock method or because the shares were subject to performance conditions that had not been met.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 62

Table of Contents Notes to Consolidated Financial Statements

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets is net of applicable taxes, and consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on certain derivative transactions and foreign currency translation adjustments.

The following table sets forth the changes in Accumulated other comprehensive income (loss):

(in thousands)	Available-for-sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2019	$(4)	$9,482	$(13,903)	$(4,425)
Other comprehensive income (loss) before reclassifications	4	(7,218)	24,078	16,864
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	(11,633)	—	(11,633)
Net other comprehensive income (loss)	4	(18,851)	24,078	5,231
Balance as of December 31, 2020	—	(9,369)	10,175	806
Other comprehensive income (loss) before reclassifications	—	16,113	(24,465)	(8,352)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	3,170	—	3,170
Net other comprehensive income (loss)	—	19,283	(24,465)	(5,182)
Balance as of December 31, 2021	—	9,914	(14,290)	(4,376)
Other comprehensive income (loss) before reclassifications	(451)	20,724	(38,137)	(17,864)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	451	(8,848)	—	(8,397)
Net other comprehensive income (loss)	—	11,876	(38,137)	(26,261)
Balance as of December 31, 2022	$—	$21,790	$(52,427)	$(30,637)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income (expense), net on the Consolidated Statements of Operations. Refer to Note 18 for further information regarding reclassifications.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 63

Table of Contents Notes to Consolidated Financial Statements

NOTE 17 — SEGMENT INFORMATION

The Company has four reportable geographic segments: U.S., LAAP, EMEA, and Canada, which are reflective of the Company's internal organization, management and oversight structure. Each geographic segment operates predominantly in one industry: the design, development, marketing, and distribution of outdoor, active and lifestyle products, including apparel, footwear, accessories, and equipment. Intersegment net sales and intersegment profits, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material. Unallocated corporate expenses consist of expenses incurred by centrally-managed departmental functions, including consumer digital technology, certain supply chain functions, finance, human resources and legal, as well as executive compensation, unallocated benefit program expense, goodwill and intangible asset impairment charges, and other miscellaneous costs.

The following tables present financial information for the Company's reportable segments:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net sales to unrelated entities:
U.S.	$2,302,246	$2,060,300	$1,603,783
LAAP	473,866	465,499	424,489
EMEA	438,554	382,060	298,907
Canada	249,486	218,543	174,375
	$3,464,152	$3,126,402	$2,501,554
Segment operating income
U.S.	$519,812	$536,475	$250,485
LAAP	47,025	42,025	35,875
EMEA	80,192	65,496	31,235
Canada	52,957	52,731	37,620
Total segment operating income	699,986	696,727	355,215
Unallocated corporate expenses	(306,882)	(246,223)	(218,166)
Interest income, net	2,713	1,380	435
Other non-operating income (expense), net	1,593	(373)	2,039
Income before income tax	$397,410	$451,511	$139,523

Depreciation and amortization expense:
U.S.	$20,428	$21,098	$25,852
LAAP	4,984	5,733	5,756
EMEA	3,066	3,423	3,739
Canada	2,461	2,586	2,825
Unallocated corporate expense	23,813	23,082	25,244
	$54,752	$55,922	$63,416

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 64

Table of Contents Notes to Consolidated Financial Statements

	December 31,
(in thousands)	2022	2021
Accounts receivable, net:
U.S.	$280,199	$265,731
LAAP	87,391	85,696
EMEA	107,626	79,942
Canada	72,345	56,434
	$547,561	$487,803
Inventories:
U.S.	$747,762	$455,960
LAAP	105,158	77,620
EMEA	98,777	65,263
Canada	76,848	46,536
	$1,028,545	$645,379
Property, plant and equipment, net:
U.S.	$233,382	$232,610
Canada	25,350	24,898
All other countries	32,482	33,580
	$291,214	$291,088

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

The Company actively manages the risk of changes in functional currency equivalent cash flows resulting from anticipated non-functional currency denominated purchases and sales. Subsidiaries that use European euros, Canadian dollars, Japanese yen, Chinese renminbi, or Korean won as their functional currency are primarily exposed to changes in functional currency equivalent cash flows from anticipated United States dollar inventory purchases. Subsidiaries that use United States dollars and euros as their functional currency also have non-functional currency denominated sales for which the Company hedges the Canadian dollar and British pound sterling. The Company seeks to manage these risks by using currency forward contracts formally designated and effective as cash flow hedges. Hedge effectiveness is generally determined by evaluating the ability of a hedging instrument's cumulative change in fair value to offset the cumulative change in the present value of expected cash flows on the underlying exposures. Time value components ("forward points") for forward contracts are included in the fair value of the cash flow hedge. These costs or benefits will be included in Accumulated other comprehensive income (loss) until the underlying hedge transaction is recognized in either Net sales or Cost of sales, at which time, the forward points will also be recognized as a component of Net income.

The Company also uses currency forward contracts not formally designated as hedges to manage the consolidated currency exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities by subsidiaries that use United States dollars, euros, Canadian dollars, yen, renminbi, or won as their functional currency. Non-functional currency denominated monetary assets and liabilities consists of cash and cash equivalents, short-term investments, receivables, payables, deferred income taxes, and intercompany loans and dividends. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in Other non-operating income (expense), net by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 65

Table of Contents Notes to Consolidated Financial Statements
The following table presents the gross notional amount of outstanding derivative instruments:

	December 31,
(in thousands)	2022	2021
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$514,365	$485,083
Derivative instruments not designated as hedges:
Currency forward contracts	448,838	267,982

As of December 31, 2022, $22.8 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales, Cost of sales, or Other non-operating income (expense), net in the Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales, Cost of sales, or Other non-operating income (expense), net in the Consolidated Statements of Operations are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, won, and yen as well as the euro exchange rate in effect against the pound sterling.

As of December 31, 2022, the Company's derivative contracts had a remaining maturity of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $7.5 million as of December 31, 2022. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

The following table presents the balance sheet classification and fair value of derivative instruments:

		December 31,
(in thousands)	Balance Sheet Classification	2022	2021
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$20,306	$7,927
Currency forward contracts	Other non-current assets	7,153	10,142
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	1,249	2,545
Currency forward contracts	Other long-term liabilities	1,770	318
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	3,027	1,470
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	2,533	1,027

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 66

Table of Contents Notes to Consolidated Financial Statements
The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Year Ended December 31,
(in thousands)		2022	2021	2020
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Gain (loss) recognized in other comprehensive income (loss), net of tax	—	$20,724	$16,113	$(7,218)
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Net sales	(146)	(448)	191
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Cost of sales	12,100	(4,072)	14,495
Gain reclassified from accumulated other comprehensive income (loss) to income as a result of cash flow hedge discontinuance	Other non-operating income (expense), net	320	451	817
Derivative instruments not designated as cash flow hedges:
Loss recognized in income	Other non-operating income (expense), net	(1,955)	(608)	(2,865)

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 67

Table of Contents Notes to Consolidated Financial Statements

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$120,481	$—	$—	$120,481
Short-term investments:
Money market funds	80	—	—	80
Mutual fund shares	642	—	—	642
Prepaid expenses and other current assets:
Derivative financial instruments	—	23,333	—	23,333
Other non-current assets:
Money market funds	1,456	—	—	1,456
Mutual fund shares	19,026	—	—	19,026
Derivative financial instruments	—	7,153	—	7,153
Total assets measured at fair value	$141,685	$30,486	$—	$172,171
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$3,782	$—	$3,782
Other long-term liabilities:
Derivative financial instruments	—	1,770	—	1,770
Total liabilities measured at fair value	$—	$5,552	$—	$5,552

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 68

Table of Contents Notes to Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$2,677	$—	$—	$2,677
Short-term investments:
Available-for-sale short-term investments:(1)
U.S. Government treasury bills	—	130,168	—	130,168
Other short-term investments:
Money market funds	73	—	—	73
Mutual fund shares	904	—	—	904
Prepaid and other current assets:
Derivative financial instruments	—	9,397	—	9,397
Other non-current assets:
Money market funds	2,219	—	—	2,219
Mutual fund shares	19,606	—	—	19,606
Derivative financial instruments	—	10,142	—	10,142
Total assets measured at fair value	$25,479	$149,707	$—	$175,186
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$3,572	$—	$3,572
Other long-term liabilities:
Derivative financial instruments	—	318	—	318
Total liabilities measured at fair value	$—	$3,890	$—	$3,890
(1) Available-for-sale short-term investments have remaining maturities of less than one year.

NON-RECURRING FAIR VALUE MEASUREMENTS

The Company measured the fair value of certain retail store long-lived assets consisting of property, plant and equipment, certain trademark intangible assets and goodwill, and lease ROU assets as part of impairment testing for the year ended December 31, 2022. The inputs used to measure the fair value of these assets are primarily unobservable inputs and, as such, considered Level 3 fair value measurements. Refer to Notes 5, 6 and 9 herein for discussion of impairment charges.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 69

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

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of December 31, 2022 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, we, including our Chief Executive Officer and Chief Financial Officer, have concluded our internal control over financial reporting is effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included in Part II, Item 8 in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 70

PART III

ITEM 10.	DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE

The sections of our 2023 Proxy Statement entitled "PROPOSAL 1: ELECTION OF DIRECTORS," "CORPORATE GOVERNANCE - Oversight Documents - Code of Business Conduct and Ethics," and "CORPORATE GOVERNANCE - Board Structure - Committees" are incorporated herein by reference.

Information regarding our executive officers is included in Part I under "Information About Our Executive Officers" of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The sections of our 2023 Proxy Statement entitled "EXECUTIVE COMPENSATION," "DIRECTOR COMPENSATION," "CORPORATE GOVERNANCE - Board Structure - Committees - Compensation Committee - Compensation Committee Interlocks and Insider Participation" and "COMPENSATION COMMITTEE REPORT" are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections of our 2023 Proxy Statement entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "EQUITY COMPENSATION PLAN INFORMATION" are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of our 2023 Proxy Statement entitled "CORPORATE GOVERNANCE - Certain Relationships and Related Person Transaction" and "CORPORATE GOVERNANCE - Board Structure - Independence" are incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The sections of our 2023 Proxy Statement entitled "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Principal Accountant Fees and Services" and "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Pre-Approval Policy" are incorporated herein by reference.

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 71

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements | The Financial Statements of Columbia and Supplementary Data filed as part of this Annual Report on Form 10-K are on pages 33 to 69 of this Annual Report on Form 10-K. The financial statement schedule required to be filed by Item 8 of this Annual Report on Form 10-K and paragraph (b) of this Item 15 is included below.

(a)(3) | See Exhibit Index below for a description of the documents that are filed as Exhibits to this Annual Report on Form 10-K or incorporated herein by reference.

Schedule II
Valuation and Qualifying Accounts
(in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Other(2)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2022	$8,893	$(2,044)	$(980)	$(426)	$5,443
Year Ended December 31, 2021	$21,810	$(10,758)	$(210)	$(1,949)	$8,893
Year Ended December 31, 2020	$8,925	$19,156	$(7,991)	$1,720	$21,810
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

3.2	2023 Amended and Restated Bylaws of Columbia Sportswear Company (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on February 1, 2023) (File No. 000-23939).
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 72

Exhibit No.		Exhibit Name
	4.1	See Article II of Exhibit 3.1, as amended, and Article I of Exhibit 3.2.
	4.2	Description of the Registrant's Securities Registered under Section 12 of the Exchange Act of 1934.
+	10.1
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
Columbia Sportswear Company 401(k) Excess Retirement Plan (incorporated by reference to exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021) (File No. 000-23939).

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

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 73

Exhibit No.		Exhibit Name
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

10.20
Credit Agreement dated July 12, 2022, among Columbia Sportswear Company, JPMorgan Chase Bank, National Association, as the administrative agent for the lenders and as a lender, and the other lenders party thereto. (incorporated by reference to exhibit 10.1 to the Company's Form 8-K, filed on July 18, 2022) (File No. 000-23939).

*	10.21	Form of Indemnity Agreement for Directors (incorporated by reference to exhibit 10.17 to the Company's Registration Statement Filed on Form S-1 filed on December 24, 1997) (File No. 333-43199).
+	10.21(a)
Form of Indemnity Agreement for Directors and Executive Officers (incorporated by reference to exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004) (File No. 000-23939).

+	10.22	1999 Employee Stock Purchase Plan, as amended (incorporated by reference to exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001) (File No. 000-23939).
+	10.23
Tax Differential on Supplemental Wages Agreement, dated November 1, 2019, by and between Columbia Sportswear Company and Franco Fogliato (incorporated by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019) (File No. 000-23939).

10.24
Columbia Sportswear 2020 Stock Incentive Plan ("2020 Stock Incentive Plan") (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed on June 4, 2020) (File No. 333-238935).

10.25
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

10.28
Form of Long-Term Incentive Cash Award Agreement for cash awards granted under the Company's 2020 Stock Incentive Plan (incorporated by reference to exhibit 10.5 to the Company's Form 8-K, filed on June 4, 2020) (File No. 000-23939).

	10.29	Form of Long-Term Incentive Cash Award Agreement for cash awards granted under the Company's 2020 Stock Incentive Plan on or after April 21, 2022.
	10.30	Form of Performance-Based Restricted Stock Units Award Agreement for performance-based restricted stock units granted under the Company's 2020 Stock Incentive Plan on or after April 21, 2022.
	21.1	Subsidiaries of the Company.
	23.1	Consent of Deloitte & Touche LLP.
	31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
	31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
	32.1	Section 1350 Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
	32.2	Section 1350 Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
	104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101
+ Management Contract or Compensatory Plan
† Confidential treatment has been granted for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. Confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 74

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-43199).

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 75

ITEM 16.	FORM 10-K SUMMARY

None.
COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 76

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	February 23, 2023	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE		TITLE

/s/	TIMOTHY P. BOYLE
	Timothy P. Boyle	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/	JIM A. SWANSON
	Jim A. Swanson	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/	STEPHEN E. BABSON
	Stephen E. Babson	Director

/s/	ANDY D. BRYANT
	Andy D. Bryant	Director

/s/	JOHN W. CULVER
	John W. Culver	Director

/s/	KEVIN MANSELL
	Kevin Mansell	Director

/s/	RONALD E. NELSON
	Ronald E. Nelson	Director

/s/	SABRINA L. SIMMONS
	Sabrina L. Simmons	Director

/s/	CHRISTIANA SMITH SHI
	Christiana Smith Shi	Director

/s/	MALIA H. WASSON
	Malia H. Wasson	Director

Date: February 23, 2023

COLUMBIA SPORTSWEAR COMPANY | 2022 FORM 10-K | 77