Form 10-Q
period 2023-03-31
COLUMBIA SPORTSWEAR CO
filed 2023-05-04
CIK 1050797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
The number of shares outstanding of the registrant's common stock on April 21, 2023 was 62,040,163.

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q FORM 10-Q

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$361,049	$430,241	$435,240
Short-term investments	99,511	722	175,024
Accounts receivable, net of allowance of $5,200, $5,443 and $5,412, respectively	466,690	547,561	408,186
Inventories	959,234	1,028,545	714,415
Prepaid expenses and other current assets	100,880	129,872	105,261
Total current assets	1,987,364	2,136,941	1,838,126
Property, plant and equipment, net of accumulated depreciation of $635,256, $623,911 and $603,229, respectively	282,921	291,214	290,070
Operating lease right-of-use assets	318,728	324,409	333,356
Intangible assets, net	81,146	81,558	101,496
Goodwill	51,694	51,694	68,594
Deferred income taxes	96,865	94,162	89,613
Other non-current assets	70,256	71,568	66,724
Total assets	$2,888,974	$3,051,546	$2,787,979
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$220,231	$322,472	$262,255
Accrued liabilities	271,625	328,759	234,326
Operating lease liabilities	69,452	68,685	68,136
Income taxes payable	7,377	18,802	6,297
Total current liabilities	568,685	738,718	571,014
Non-current operating lease liabilities	303,571	310,625	321,250
Income taxes payable	33,765	33,251	40,299
Deferred income taxes	146	143	—
Other long-term liabilities	35,022	33,020	36,516
Total liabilities	941,189	1,115,757	969,079
Commitments and contingencies (Note 4)
Shareholders' Equity:
Preferred stock; 10,000 shares authorized; none issued and outstanding	—	—	—
Common stock (no par value); 250,000 shares authorized; 62,076, 62,139 and 62,948 issued and outstanding, respectively	1,076	12,692	—
Retained earnings	1,981,287	1,953,734	1,828,074
Accumulated other comprehensive income (loss)	(34,578)	(30,637)	(9,174)
Total shareholders' equity	1,947,785	1,935,789	1,818,900
Total liabilities and shareholders' equity	$2,888,974	$3,051,546	$2,787,979
See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 1

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Net sales	$820,593	$761,510
Cost of sales	421,093	383,063
Gross profit	399,500	378,447
Selling, general and administrative expenses	347,398	299,086
Net licensing income	4,325	4,305
Operating income	56,427	83,666
Interest income, net	3,283	395
Other non-operating income, net	850	44
Income before income tax	60,560	84,105
Income tax expense	14,358	17,268
Net income	$46,202	$66,837

Earnings per share:
Basic	$0.74	$1.04
Diluted	$0.74	$1.03
Weighted average shares outstanding:
Basic	62,133	64,273
Diluted	62,417	64,591

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 2

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income	$46,202	$66,837
Other comprehensive income (loss):
Change in available-for-sale securities (net of tax effect of $146)	—	(451)
Change in derivative transactions (net of tax effects of $2,710 and $656, respectively)	(5,421)	(2,091)
Foreign currency translation adjustments (net of tax effects of $(78) and $850, respectively)	1,480	(2,256)
Other comprehensive income (loss)	(3,941)	(4,798)
Comprehensive income	$42,261	$62,039

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 3

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$46,202	$66,837
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and non-cash lease expense	30,583	30,577
Provision for uncollectible accounts receivable	(90)	(3,377)
Loss on disposal or impairment of property, plant and equipment, and right-of-use assets	287	1,598
Deferred income taxes	(85)	2,746
Stock-based compensation	5,808	5,503
Changes in operating assets and liabilities:
Accounts receivable	82,927	81,220
Inventories	71,503	(71,108)
Prepaid expenses and other current assets	23,101	(17,604)
Other assets	(837)	(1,443)
Accounts payable	(95,423)	(20,823)
Accrued liabilities	(59,538)	(81,371)
Income taxes payable	(10,941)	(11,004)
Operating lease assets and liabilities	(17,355)	(15,979)
Other liabilities	1,860	440
Net cash provided by (used in) operating activities	78,002	(33,788)
Cash flows from investing activities:
Purchases of short-term investments	(98,203)	(44,877)
Sales and maturities of short-term investments	570	984
Capital expenditures	(14,047)	(12,885)
Net cash used in investing activities	(111,680)	(56,778)
Cash flows from financing activities:
Proceeds from issuance of common stock related to stock-based compensation	2,678	2,512
Tax payments related to stock-based compensation	(4,297)	(3,959)
Repurchase of common stock	(15,293)	(217,317)
Cash dividends paid	(18,649)	(19,151)
Net cash used in financing activities	(35,561)	(237,915)
Net effect of exchange rate changes on cash	47	317
Net decrease in cash and cash equivalents	(69,192)	(328,164)
Cash and cash equivalents, beginning of period	430,241	763,404
Cash and cash equivalents, end of period	$361,049	$435,240
Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$30,775	$18,205
Supplemental disclosures of non-cash investing and financing activities:
Property, plant and equipment acquired through increase in liabilities	$2,899	$6,702

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 4

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2022	62,139	$12,692	$1,953,734	$(30,637)	$1,935,789
Net income	—	—	46,202	—	46,202
Other comprehensive income (loss)	—	—	—	(3,941)	(3,941)
Cash dividends ($0.30 per share)	—	—	(18,649)	—	(18,649)
Issuance of common stock related to stock-based compensation, net	116	(1,619)	—	—	(1,619)
Stock-based compensation expense	—	5,808	—	—	5,808
Repurchase of common stock	(179)	(15,753)	—	—	(15,753)
Excise taxes related to repurchase of common stock	—	(52)	—	—	(52)
Balance, March 31, 2023	62,076	$1,076	$1,981,287	$(34,578)	$1,947,785

(in thousands, except per share amounts)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares Outstanding	Amount
Balance, December 31, 2021	65,164	$—	$1,993,628	$(4,376)	$1,989,252
Net income	—	—	66,837	—	66,837
Other comprehensive income (loss)	—	—	—	(4,798)	(4,798)
Cash dividends ($0.30 per share)	—	—	(19,151)	—	(19,151)
Issuance of common stock related to stock-based compensation, net	113	(1,446)	—	—	(1,446)
Stock-based compensation expense	—	5,503	—	—	5,503
Repurchase of common stock	(2,329)	(4,057)	(213,240)	—	(217,297)
Balance, March 31, 2022	62,948	$—	$1,828,074	$(9,174)	$1,818,900

See accompanying notes to unaudited condensed consolidated financial statements.
COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 5

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 6

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 1 — BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the management of Columbia Sportswear Company (together with its wholly owned subsidiaries, the "Company") and, in the opinion of management, include all normal recurring material adjustments necessary to present fairly the Company's financial position as of March 31, 2023, December 31, 2022 and March 31, 2022, the results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The December 31, 2022 financial information was derived from the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. A significant part of the Company's business is of a seasonal nature; therefore, results of operations for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for other quarterly periods or for the full year.

Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company, however, believes that the disclosures contained in this report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a Quarterly Report on Form 10-Q and are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

None.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

None.

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 7

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

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

The following tables disaggregate the Company's operating segment Net sales by product category and channel, which the Company believes provides a meaningful depiction of how the nature, timing, and uncertainty of Net sales are affected by economic factors:

	Three Months Ended March 31, 2023
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$415,928	$100,421	$71,957	$44,296	$632,602
Footwear	101,547	35,992	36,332	14,120	187,991
Total	$517,475	$136,413	$108,289	$58,416	$820,593
Channel net sales
Wholesale	$259,350	$71,162	$84,578	$37,398	$452,488
Direct-to-consumer	258,125	65,251	23,711	21,018	368,105
Total	$517,475	$136,413	$108,289	$58,416	$820,593

	Three Months Ended March 31, 2022
(in thousands)	U.S.	LAAP	EMEA	Canada	Total
Product category net sales
Apparel, Accessories and Equipment	$385,228	$85,925	$63,269	$31,521	$565,943
Footwear	116,666	35,818	31,448	11,635	195,567
Total	$501,894	$121,743	$94,717	$43,156	$761,510
Channel net sales
Wholesale	$247,509	$59,938	$75,294	$25,483	$408,224
Direct-to-consumer	254,385	61,805	19,423	17,673	353,286
Total	$501,894	$121,743	$94,717	$43,156	$761,510

PERFORMANCE OBLIGATIONS

For the three months ended March 31, 2023 and 2022, Net sales recognized from performance obligations related to prior periods were not material. Net sales expected to be recognized in any future period related to remaining performance obligations is not material.

CONTRACT BALANCES

As of March 31, 2023, December 31, 2022 and March 31, 2022, the Company did not have contract assets and had an immaterial amount of contract liabilities included in Accrued liabilities on the unaudited Condensed Consolidated Balance Sheets.

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 8

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 3 — INTANGIBLE ASSETS, NET AND GOODWILL

INTANGIBLE ASSETS, NET

Intangible assets, net consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Intangible assets with definite lives:
Patents and purchased technology	$14,198	$14,198	$14,198
Customer relationships	23,000	23,000	23,000
Gross carrying amount	37,198	37,198	37,198
Accumulated amortization:
Patents and purchased technology	(14,198)	(14,198)	(14,198)
Customer relationships	(21,075)	(20,663)	(19,425)
Accumulated amortization	(35,273)	(34,861)	(33,623)
Net carrying amount	1,925	2,337	3,575
Intangible assets with indefinite lives	79,221	79,221	97,921
Intangible assets, net	$81,146	$81,558	$101,496

Amortization expense for intangible assets subject to amortization was $0.4 million for the three months ended March 31, 2023 and 2022.

The following table presents the remaining estimated annual amortization expense of intangible assets with definite lives for the years 2023 through 2028:

(in thousands)
2023	$1,238
2024	687
2025	—
2026	—
2027	—
2028	—

GOODWILL

There have been no changes to the Company's goodwill as described in Note 6 in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 9

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 5 — SHAREHOLDERS' EQUITY

Since the inception of the Company's stock repurchase plan in 2004 through March 31, 2023, the Company's Board of Directors has authorized the repurchase of $2.0 billion of the Company's common stock, excluding excise tax. Shares of the Company's common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate the Company to acquire any specific number of shares or to acquire shares over any specified period of time.

Under this program as of March 31, 2023, the Company had repurchased 31.9 million shares at an aggregate purchase price of $1,486.4 million and had $513.6 million remaining available, excluding excise tax. During the three months ended March 31, 2023, the Company repurchased an aggregate of $15.8 million of common stock under this program, excluding excise tax.

NOTE 6 — STOCK-BASED COMPENSATION

The Company's Stock Incentive Plan allows for grants of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, and other stock-based or cash-based awards. The Company uses original issuance shares to satisfy share-based payments.

STOCK-BASED COMPENSATION EXPENSE

Stock-based compensation expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Stock options	$2,038	$1,896
Restricted stock units	3,770	3,607
Total	$5,808	$5,503

STOCK OPTIONS

During the three months ended March 31, 2023, the Company granted a total of 470,803 stock options at a weighted average grant date fair value of $22.80 per option. As of March 31, 2023, unrecognized costs related to outstanding stock options totaled $19.9 million, before any related tax benefit. These unrecognized costs related to stock options are expected to be recognized over a weighted average remaining period of 2.72 years.

RESTRICTED STOCK UNITS

During the three months ended March 31, 2023, the Company granted 256,331 restricted stock units at a weighted average grant date fair value of $83.50 per restricted stock unit. As of March 31, 2023, unrecognized costs related to outstanding restricted stock units totaled $36.3 million, before any related tax benefit. These unrecognized costs related to restricted stock units are expected to be recognized over a weighted average remaining period of 3.01 years.

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 10

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

NOTE 7 — EARNINGS PER SHARE

Earnings per share ("EPS") is presented on both a basic and diluted basis. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if outstanding securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the common shares used in the denominator for computing basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Weighted average common shares outstanding, used in computing basic earnings per share	62,133	64,273
Effect of dilutive stock options and restricted stock units	284	318
Weighted average common shares outstanding, used in computing diluted earnings per share	62,417	64,591

Earnings per share:
Basic	$0.74	$1.04
Diluted	$0.74	$1.03

Anti-dilutive common shares (1)	1,574	1,231
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

The following tables set forth the changes in Accumulated other comprehensive income (loss):

(in thousands)	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2022	$21,790	$(52,427)	$(30,637)
Other comprehensive income (loss) before reclassifications	(1,678)	1,480	(198)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	(3,743)	—	(3,743)
Net other comprehensive income (loss) during the period	(5,421)	1,480	(3,941)
Balance as of March 31, 2023	$16,369	$(50,947)	$(34,578)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income, net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 10 for further information regarding reclassifications.
COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 11

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

(in thousands)	Available-for- sale securities	Derivative transactions	Foreign currency translation adjustments	Total
Balance as of December 31, 2021	$—	$9,914	$(14,290)	$(4,376)
Other comprehensive loss before reclassifications	(451)	(1,864)	(2,256)	(4,571)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	(227)	—	(227)
Net other comprehensive loss during the period	(451)	(2,091)	(2,256)	(4,798)
Balance as of March 31, 2022	$(451)	$7,823	$(16,546)	$(9,174)
(1) Amounts reclassified are recorded in Net sales, Cost of sales, or Other non-operating income, net on the unaudited Condensed Consolidated Statements of Operations. Refer to Note 10 for further information regarding reclassifications.

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

The following tables present financial information for the Company's reportable segments:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net sales to unrelated entities:
U.S.	$517,475	$501,894
LAAP	136,413	121,743
EMEA	108,289	94,717
Canada	58,416	43,156
	$820,593	$761,510
Segment operating income
U.S.	$81,600	$113,176
LAAP	18,326	13,002
EMEA	20,354	16,499
Canada	10,801	8,141
Total segment operating income	131,081	150,818
Unallocated corporate expenses	(74,654)	(67,152)
Interest income, net	3,283	395
Other non-operating income, net	850	44
Income before income tax	$60,560	$84,105

CONCENTRATIONS

The Company had one customer that accounted for approximately 12.3%, 13.8% and 13.0% of Accounts receivable, net as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively. The Company did not have any customer that accounted for 10% or more of Net sales for the three months ended March 31, 2023 and March 31, 2022.

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 12

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

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

The Company also uses currency forward contracts not formally designated as hedges to manage the consolidated currency exchange rate risk associated with the remeasurement of non-functional currency denominated monetary assets and liabilities by subsidiaries that use United States dollars, euros, Canadian dollars, yen, renminbi, or won as their functional currency. Non-functional currency denominated monetary assets and liabilities consists of cash and cash equivalents, short-term investments, receivables, payables, deferred income taxes, and intercompany loans and dividends. The gains and losses generated on these currency forward contracts not formally designated as hedges are expected to be largely offset in Other non-operating income, net by the gains and losses generated from the remeasurement of the non-functional currency denominated monetary assets and liabilities.

The following table presents the gross notional amount of outstanding derivative instruments:

(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Derivative instruments designated as cash flow hedges:
Currency forward contracts	$525,781	$514,365	$536,790
Derivative instruments not designated as hedges:
Currency forward contracts	393,450	448,838	230,968

As of March 31, 2023, $17.8 million of deferred net gains on both outstanding and matured derivatives recorded in Accumulated other comprehensive income (loss) are expected to be reclassified to Net income during the next twelve months as a result of underlying hedged transactions also being recorded in Net sales, Cost of sales, or Other non-operating income, net in the unaudited Condensed Consolidated Statements of Operations. When outstanding derivative contracts mature, actual amounts ultimately reclassified to Net sales, Cost of sales, or Other non-operating income, net in the unaudited Condensed Consolidated Statements of Operations are dependent on United States dollar exchange rates in effect against the euro, pound sterling, renminbi, Canadian dollar, won, and yen as well as the euro exchange rate in effect against the pound sterling.

As of March 31, 2023, the Company's derivative contracts had a remaining maturity of less than three years. The maximum net exposure to any single counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was $6.0 million as of March 31, 2023. All of the Company's derivative counterparties have credit ratings that are investment grade or higher. The Company is a party to master netting arrangements that contain features that allow counterparties to net settle amounts arising from multiple separate derivative transactions or net settle in the case of certain triggering events such as a bankruptcy or major default of one of the counterparties to the transaction. The Company has not pledged assets or posted collateral as a requirement for entering into or maintaining derivative positions.

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 13

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
The following table presents the balance sheet classification and fair value of derivative instruments:

(in thousands)	Balance Sheet Classification	March 31, 2023	December 31, 2022	March 31, 2022
Derivative instruments designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	$16,826	$20,306	$9,184
Currency forward contracts	Other non-current assets	5,935	7,153	7,351
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	2,630	1,249	3,411
Currency forward contracts	Other long-term liabilities	1,788	1,770	1,383
Derivative instruments not designated as cash flow hedges:
Derivative instruments in asset positions:
Currency forward contracts	Prepaid expenses and other current assets	890	3,027	1,888
Derivative instruments in liability positions:
Currency forward contracts	Accrued liabilities	2,257	2,533	902

The following table presents the statement of operations effect and classification of derivative instruments:

	Statement Of Operations Classification	Three Months Ended March 31,
(in thousands)		2023	2022
Currency Forward Contracts:
Derivative instruments designated as cash flow hedges:
Loss recognized in other comprehensive income (loss), net of tax	—	$(1,678)	$(1,864)
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Net sales	191	(136)
Gain reclassified from accumulated other comprehensive income (loss) to income for the effective portion	Cost of sales	5,762	311
Gain (loss) reclassified from accumulated other comprehensive income (loss) to income as a result of cash flow hedge discontinuance	Other non-operating income, net	(7)	222
Derivative instruments not designated as cash flow hedges:
Gain (loss) recognized in income	Other non-operating income, net	(1,187)	590

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 14

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$106,092	$—	$—	$106,092
U.S. Government treasury bills	—	49,695	—	49,695
Short-term investments:
Available-for-sale short-term investments: (1)
U.S. Government treasury bills	—	98,746	—	98,746
Other short-term investments:
Money market funds	284	—	—	284
Mutual fund shares	482	—	—	482
Prepaid expenses and other current assets:
Derivative financial instruments	—	17,716	—	17,716
Other non-current assets:
Money market funds	1,712	—	—	1,712
Mutual fund shares	20,762	—	—	20,762
Derivative financial instruments	—	5,935	—	5,935
Total assets measured at fair value	$129,332	$172,092	$—	$301,424
Liabilities:
Accrued liabilities:
Derivative financial instruments	$—	$4,887	$—	$4,887
Other long-term liabilities:
Derivative financial instruments	—	1,788	—	1,788
Total liabilities measured at fair value	$—	$6,675	$—	$6,675
(1) Available-for-sale short-term investments have remaining maturities of less than one year.

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 15

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$120,481	$—	$—	$120,481
Short-term investments:
Other short-term investments:
Money market funds	80	—	—	80
Mutual fund shares	642	—	—	642
Prepaid and other current assets:
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

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 16

Table of Contents Notes to unaudited Condensed Consolidated Financial Statements
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$142	$—	$—	$142
Short-term investments:
Available-for-sale short-term investments: (1)
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

NON-RECURRING FAIR VALUE MEASUREMENTS

The Company measured the fair value of certain retail store long-lived assets consisting of property, plant and equipment, certain trademark intangible assets and goodwill, and lease ROU assets as part of impairment testing for the year ended December 31, 2022. The inputs used to measure the fair value of these assets are primarily unobservable inputs and, as such, considered Level 3 fair value measurements. Refer to Notes 5, 6 and 9 in Part II, Item 8 in the Annual Report on Form 10-K for discussion of impairment charges.

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 17

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Special Note Regarding Forward-Looking Statements", Part I, Item 1 and Part II, Item 1A of this Quarterly Report on Form 10-Q. In addition, refer to Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2022 for our discussion and analysis comparing financial condition and results of operations from 2022 to 2021.

OVERVIEW

We connect active people with their passions. We are a global leader in designing, developing, marketing, and distributing outdoor, active and lifestyle products. We manage these products in two categories: apparel, accessories, and equipment products and footwear products. We provide our products through our four brands: Columbia, SOREL, Mountain Hardwear, and prAna. Apparel, accessories, and equipment products are provided by our Columbia, Mountain Hardwear and prAna brands. Footwear products are provided by our Columbia and SOREL brands. We sell our products in approximately 90 countries and operate in four geographic segments: U.S., LAAP, EMEA, and Canada.

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

Business Environment and Trends

Economic Environment Impacting Consumer Spending Ability and Preferences | We believe inflationary pressures, increasing interest rates and recessionary fears are impacting wholesale customer behavior, including cautiousness in placing advance orders for merchandise. In addition, we anticipate risk of consumer discretionary spending coming under pressure as the U.S. federal funds rate fluctuates and credit markets tighten.

Elevated Inflationary Pressures | Inflationary pressures, including outbound freight, raw materials, labor and wage rates, and product input costs, impacted our first quarter 2023 results. We implemented product price increases for our Spring 2023 season, which varied by market and product category. In the U.S., on average, we increased pricing by a mid-single to high-single-digit percent. We do not expect to implement additional meaningful product price increases as we anniversary prior year increases and begin to see inflationary pressure moderate.

Strong U.S. Dollar | In 2022, the rapid strengthening of the U.S. dollar relative to major foreign currencies unfavorably impacted our results. The impact of unfavorable foreign currency translation unfavorably impacted net sales and profitability in the first quarter of 2023, and is anticipated to continue to through at least the first half of 2023 before shifting to a favorable impact in the second half of 2023.

Heightened Geopolitical Environment | Geopolitical tensions throughout the globe escalated in 2022 as a result of the invasion of Ukraine by Russia and other actions. We believe these geopolitical tensions will remain elevated and have the potential to manifest themselves in certain regions where we directly operate.

Increased Freight Charges | For the majority of 2022, we experienced elevated ocean freight costs as a result of price increases stemming from an imbalance of supply and demand for steamship and ocean container capacity. As a result, these costs have had a substantially unfavorable impact on our gross margin. Beginning in the fourth quarter of 2022, we experienced significant declines in ocean freight cost, which we expect will benefit gross margin throughout 2023. We anticipate these lower ocean freight costs to persist into 2023.

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 18

Improved Inventory Receipts | As a result of certain supply chain disruptions, we received Spring 2022 and Fall 2022 inventory later than expected and realized much higher than normal cancellations from our wholesale customers. Inventory production and logistics transit times have improved markedly for Spring 2023, impacting sales and inventory. We expect to continue to uphold these improved transit times and to be more in-line with our historical experience throughout 2023, assuming no material downturn in port or railroad labor relations.

COVID-19 Impacts in China | From 2020 to 2022, government efforts to control the spread of COVID-19 in China severely impacted our business in China. We believe these efforts resulted in lower consumer demand, as well as disruption of our operations, including operations of our owned DTC stores and stores operated by our wholesale customers, and warehousing and fulfillment operations. Upon the change in China's zero-COVID policy in December 2022, our business in China has experienced a surge in consumer demand. We expect to continue to see our China business improve in 2023 as the market benefits from re-opening and pent-up demand.

Elevated Inventories | Following strong consumer demand in 2021 combined with healthy retail marketplace inventories exiting 2021, wholesale customers placed aggressive orders for inventory. Correspondingly, our inventory purchases were far greater than historical norms. However, in 2022, a slowing of consumer demand in the market combined with our delivery delays, resulted in our elevated inventory levels. As retailers rationalized their inventory needs and demonstrated a more conservative approach to inventory management, we experienced increased order cancellations for Spring 2022 and Fall 2022 orders. At the end of the first quarter of 2023, our inventory levels reflected elevated carryover inventory and, to a lesser extent, increased older season inventory. To address these higher inventory levels, we have adjusted future inventory purchases and plan to utilize our outlet stores to sell a portion of our excess inventory. We expect our inventories to remain elevated through the first half of 2023 and to begin to normalize in the second half of the year.

Increased Distribution Center Capacity Pressure | Elevated inventory levels combined with uneven flow of inventory receipts and shipments are resulting in storage and process capacity pressures within our distribution centers and third-party logistics operations. We began to experience these pressures as we received Fall 2022 inventory and expect this trend to continue well into 2023. We have and expect to continue to incur additional inventory carrying costs in 2023 as a result of additional costs for outside storage, and other inventory related holding costs, including losses in productivity, as we look to normalize our inventory position.

Changes in Promotional Environment | Near the end of the third quarter of 2022, we began to increase promotional activity based on the marketplace and our inventory position. This resulted in an unfavorable impact to our DTC product margins compared to the same period in the prior year in which promotional activity was exceptionally low. In the first quarter of 2023, we believe our current level of promotional activity is consistent with historical norms and reflects a return to those levels in the marketplace. We anticipate this to continue throughout 2023. In addition, in the first quarter of 2023, we experienced strong consumer traffic in our retail stores and a softening of e-commerce sales as we believe consumers are seeking out value and promotions in the marketplace.

Increased Outdoor Participation by Consumers | The COVID-19 pandemic drew a record number of individuals in the United States to spend an increased amount of time outside, including participating in outdoor recreational activities. We believe we have benefited from the consumers need for outdoor products. However, we believe the outdoor participation growth rates are returning to normalized levels. We have seen this in certain parts of our business, such as outdoor footwear. In the first quarter 2023, footwear sales for hiking and trail activities have softened, following growth over the last several years.

Changing Consumer Expectations and Shopping Habits | Consumer behavior continues to fluctuate. Consumer expectations and the related competitive pressures have increased and continue to increase relative to various aspects of our e-commerce business, including speed of product delivery, shipping charges, return privileges and other evolving expectations. We also believe consumers in the U.S. are still adjusting shopping habits in a post-COVID world, which may be indicative of consumer habits shifting back to brick and mortar retail.

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 19

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

Results of Operations — Consolidated

The following table presents the items in our unaudited Condensed Consolidated Statements of Operations, both in dollars and as a percentage of net sales:

	Three Months Ended March 31,
(in millions, except for percentage of net sales and per share amounts)	2023		2022
Net sales	$820.6	100.0%	$761.5	100.0%
Cost of sales	421.1	51.3%	383.1	50.3%
Gross profit	399.5	48.7%	378.4	49.7%
Selling, general and administrative expenses	347.4	42.3%	299.1	39.3%
Net licensing income	4.3	0.5%	4.4	0.6%
Operating income	56.4	6.9%	83.7	11.0%
Interest income, net	3.3	0.4%	0.4	—%
Other non-operating income, net	0.9	0.1%	—	—%
Income before income tax	60.6	7.4%	84.1	11.0%
Income tax expense	14.4	1.8%	17.3	2.2%
Net income	$46.2	5.6%	$66.8	8.8%

Diluted earnings per share	$0.74		$1.03

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 20

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net Sales. Net sales by brand, product category and channel are summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentages)	Reported Net Sales 2023	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2023 (1)	Reported Net Sales 2022	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
Brand Net Sales:
Columbia	$702.8	$19.2	$722.0	$643.8	9%	12%
SOREL	60.5	0.9	61.4	63.6	(5)%	(3)%
prAna	32.5	—	32.5	32.7	(1)%	(1)%
Mountain Hardwear	24.8	0.5	25.3	21.4	16%	18%
Total	$820.6	$20.6	$841.2	$761.5	8%	10%

Product Category Net Sales:
Apparel, Accessories and Equipment	$632.6	$14.9	$647.5	$565.9	12%	14%
Footwear	188.0	5.7	193.7	195.6	(4)%	(1)%
Total	$820.6	$20.6	$841.2	$761.5	8%	10%

Channel Net Sales:
Wholesale	$452.5	$11.1	$463.6	$408.2	11%	14%
Direct-to-consumer	368.1	9.5	377.6	353.3	4%	7%
Total	$820.6	$20.6	$841.2	$761.5	8%	10%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Overall, our global net sales increased primarily due to earlier shipments of Spring 2023 wholesale orders and higher consumer demand in our DTC business, partially offset by unfavorable impacts from changes in foreign currency exchange rates. While our wholesale business benefited from improved transit times, Columbia and SOREL brand net sales reflect a decline in footwear net sales, highlighting challenging dynamics in the footwear market. Our DTC e-commerce net sales contracted 1% year-over-year for the three months ended March 31, 2023 compared to the same period in the prior year. For the three months ended March 31, 2022, DTC e-commerce net sales grew 21% compared to the same period in the prior year.

Gross Profit. Gross profit is summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentages and basis points)	2023	2022	Change
Gross profit	$399.5	$378.4	$21.1	6%
Gross margin	48.7%	49.7%	-100 bps

Gross margin contracted primarily due to the following factors:
•unfavorable channel profitability due to the net effect of lower DTC margins and, to a lesser extent, higher wholesale margins; partially offset by
•lower inbound freight costs.

Lower DTC margins discussed above were primarily driven by higher promotional activity and elevated outbound freight costs. Higher wholesale margins discussed above were primarily driven by price increases more than offsetting inflationary product costs, partially offset by actions to reduce excess inventory.

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 21

Selling, General and Administrative Expenses. SG&A expenses is summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentages and basis points)	2023	2022	Change
Selling, general and administrative expenses	$347.4	$299.1	$48.3	16%
Selling, general and administrative expenses as percent of net sales	42.3%	39.3%	300 bps

SG&A expense growth reflects elevated expenses to support the growth of our business, inflationary pressures, and investments to drive our brand-led consumer-focused strategies.

SG&A expenses increased primarily due to the following factors:
•higher supply chain expenses of $18.8 million, reflecting increased global distribution center expenses, including higher warehousing and fulfillment expenses, resulting from elevated inventory levels as well as third-party logistics transition-related costs; and
•higher omni-channel expenses of $13.8 million, including higher DTC expenses, including variable expenses including personnel expenses and costs associated with new stores.

Income Tax Expense. Income tax expense and the related effective income tax rate are summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentages)	2023	2022	Change
Income tax expense	$14.4	$17.3	$(2.9)	(17)%
Effective income tax rate	23.7%	20.5%

Our effective income tax rates for the three months ended March 31, 2023 and 2022 were impacted by discrete tax items, which lowered the effective income tax rate in each period. For the three months ended March 31, 2023, our effective income tax rate was primarily impacted by a non-recurring benefit related to foreign currency gains resulting from an intercompany transaction. For the three months ended March 31, 2022, our effective income tax rate was primarily impacted by the non-recurring benefit related to the finalization of U.S. and foreign audits.

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 22

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net sales by geographic segment are summarized in the following table:

	Three Months Ended March 31,
(in millions, except for percentage changes)	Reported Net Sales 2023	Adjust for Foreign Currency Translation	Constant-currency Net Sales 2023 (1)	Reported Net Sales 2022	Reported Net Sales % Change	Constant-currency Net Sales % Change (1)
U.S.	$517.5	$—	$517.5	$501.9	3%	3%
LAAP	136.4	11.9	148.3	121.7	12%	22%
EMEA	108.3	5.3	113.6	94.7	14%	20%
Canada	58.4	3.4	61.8	43.2	35%	43%
	$820.6	$20.6	$841.2	$761.5	8%	10%
(1) Constant-currency net sales is a non-GAAP financial measure. See "Non-GAAP Financial Measure" above for further information.

Operating income for each reportable segment and unallocated corporate expenses are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2023	2022	Change
U.S.	$81.6	$113.2	$(31.6)
LAAP	18.3	13.0	5.3
EMEA	20.4	16.5	3.9
Canada	10.8	8.1	2.7
Total segment operating income	131.1	150.8	(19.7)
Unallocated corporate expenses	(74.7)	(67.1)	(7.6)
Operating income	$56.4	$83.7	$(27.3)

U.S.

U.S. operating income decreased $31.6 million to $81.6 million, or 15.8% of net sales, for the first quarter of 2023 from $113.2 million, or 22.5% of net sales, for the comparable period in 2022. The decrease was driven primarily by increased net sales, more than offset by decreased gross margin and increased SG&A expenses. U.S. net sales increased $15.6 million, or 3%, for the first quarter of 2023, compared to the same period in 2022. U.S. net sales increased across all channels and was primarily driven by U.S. wholesale net sales for our Columbia brand. Increased U.S. wholesale net sales were primarily driven by earlier shipment of Spring 2023 orders compared to shipment of Spring 2022 orders in the prior year. U.S. DTC net sales increased due to sales growth generated from our retail stores and was partially offset by decreased net sales in our e-commerce business. U.S. gross margin decreased primarily due to lower DTC margins resulting from higher promotional activity. As of March 31, 2023, our U.S. business operated 156 retail stores, compared to 143 stores as of March 31, 2022. SG&A expenses increased as a percentage of net sales to 33.1% for the first quarter of 2023 compared to 27.5% for the same period in 2022, primarily driven by increased distribution center expenses and higher third-party logistics expenses including transition related costs.

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 23

LAAP

LAAP operating income increased $5.3 million to $18.3 million, or 13.4% of net sales, for the first quarter of 2023 from $13.0 million, or 10.7% of net sales, for the comparable period in 2022. The increase was driven primarily by increased net sales and decreased SG&A expenses, partially offset by decreased gross margin. LAAP net sales increased $14.7 million, or 12% (22% constant-currency), for the first quarter of 2023, compared to the same period in 2022. Increased LAAP net sales was primarily driven by our LAAP distributor and China businesses, partially offset by our Korea business. LAAP net sales increased due to higher consumer demand, including a surge in demand in China partially resulting from the change in its zero-COVID policy, as well as earlier shipment of Spring 2023 orders compared to shipment of Spring 2022 orders. LAAP SG&A expenses decreased as a percentage of net sales to 40.6% for the first quarter of 2023 compared to 46.6% for the same period in 2022, primarily driven by leveraging of fixed operating expenses.

EMEA

EMEA operating income increased $3.9 million to $20.4 million, or 18.8% of net sales, for the first quarter of 2023 from $16.5 million, or 17.4% of net sales, for the comparable period in 2022. The increase was driven primarily by increased net sales. EMEA net sales increased $13.6 million, or 14% (20% constant-currency), for the first quarter of 2023, compared to the same period in 2022, driven by increased net sales in our Europe-direct business. Europe-direct net sales increased primarily due to earlier shipment of Spring 2023 orders compared to shipment of Spring 2022 orders, as well as broad-based growth across wholesale and DTC businesses. EMEA distributor net sales decreased primarily due to our prior year decision to pause taking new orders from a third-party international distributor for Russia, Ukraine and Belarus markets, partially offset by growth in other EMEA markets. EMEA SG&A expenses increased as a percentage of net sales to 28.0% for the first quarter of 2023 compared to 26.3% for the same period in 2022.

Canada

Canada operating income increased $2.7 million to $10.8 million, or 18.5% of net sales, for the first quarter of 2023 from $8.1 million, or 18.9% of net sales for the comparable period in 2022. The increase primarily resulted from increased net sales. Canada net sales increased $15.2 million, or 35% (43% constant-currency), for the first quarter of 2023, compared to the same period in 2022, primarily driven by increased net sales in our Canada wholesale and DTC businesses. Canada SG&A expenses decreased as a percentage of net sales to 26.8% for the first quarter of 2023, compared to 28.5% for the same period in 2022.

Unallocated Corporate Expenses

Unallocated corporate expenses increased by $7.6 million to $74.7 million for the first quarter of 2023 from $67.1 million for the same period in 2022, primarily driven by higher personnel expense.

LIQUIDITY AND CAPITAL RESOURCES

Including cash, cash equivalents, short-term investments and available committed credit lines, we had approximately $965 million in total liquidity as of March 31, 2023. Our liquidity may be affected by the general seasonal trends common to the industry. Our products are marketed on a seasonal basis and our sales are weighted substantially toward the third and fourth quarters, while our operating costs are more equally distributed throughout the year. Our cash and cash equivalents and short-term investments balances generally are at their lowest level just prior to the start of the U.S. holiday season and increase during the fourth quarter from collection of wholesale business receivables and fourth quarter DTC sales. This trough cash position is impacted by the amount of product we order from our contract manufacturers in anticipation of customer demand and is more heavily impacted in advance of periods of expected high demand.

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 24

Cash Flow Activities

Cash flows are summarized in the following table:

	Three Months Ended March 31,
(in millions)	2023	2022	Change
Net cash provided by (used in):
Operating activities	$78.0	$(33.8)	$111.8
Investing activities	(111.7)	(56.8)	(54.9)
Financing activities	(35.6)	(237.9)	202.3
Net effect of exchange rate changes on cash	0.1	0.3	(0.2)
Net decrease in cash and cash equivalents	$(69.2)	$(328.2)	$259.0

The change in cash flows provided by operating activities was driven by a $133.0 million decrease in cash used in changes in assets and liabilities, partially offset by a $21.2 million decrease in cash provided by net income and non-cash adjustments. The most significant comparative changes in assets and liabilities included Inventories, and to a lesser extent, Accounts payable, Prepaid expenses and other current assets, and Accrued liabilities. The $142.6 million increase in cash provided by Inventories reflected a decrease in inventory due to a larger portion of Spring 2023 being received on time, which allowed it to be delivered to customers, compared to Spring 2022 in which a larger portion of inventory was in transit as of March 31, 2022. The $40.7 million increase in cash provided by Prepaid expenses and other current assets was primarily driven by changes to inventory prepayments. The $21.9 million decrease in cash used in Accrued liabilities was primarily driven by lower bonus payments in 2023 compared to 2022. These amounts were partially offset by the $74.6 million increase in cash used in Accounts payable primarily resulting from the effects of lower payables related to a decline in in-transit inventory in the first quarter of 2023 compared to the first quarter of 2022.

Net cash used in investing activities was $111.7 million for the three months ended March 31, 2023, compared to $56.8 million for the three months ended March 31, 2022. For the 2023 period, net cash used in investing activities consisted of $97.7 million in net purchases of short-term investments and $14.0 million in cash used for capital expenditures. For the 2022 period, net cash used in investing activities consisted of $43.9 million in net purchases of short-term investments and $12.9 million for capital expenditures.

Net cash used in financing activities was $35.6 million for the three months ended March 31, 2023 compared to $237.9 million for the three months ended March 31, 2023. For the 2023 period, net cash used in financing activities primarily consisted of repurchases of common stock of $15.3 million and dividend payments to our shareholders of $18.6 million. For the 2022 period, net cash used in financing activities primarily consisted of repurchases of common stock of $217.3 million and dividend payments to our shareholders of $19.2 million.

Sources of Liquidity

Cash and cash equivalents and short-term investments

As of March 31, 2023, we had cash and cash equivalents of $361.0 million and short-term investments of $99.5 million, compared to $430.2 million and $0.7 million, respectively, as of December 31, 2022 and $435.2 million and $175.0 million, respectively, as of March 31, 2022.

Domestic Credit Facility

Refer to Note 7 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information regarding the domestic credit facility.

As of March 31, 2023, we had available an unsecured, committed revolving credit facility, which provides for borrowings up to $500.0 million. We were in compliance with all associated covenants and there was no balance outstanding under the facility.

International Credit Facility

As of March 31, 2023, our European subsidiary had available an unsecured, committed line of credit, which is guaranteed by the Company and provides for borrowings up to €4.4 million (approximately US$4.8 million). There was no balance outstanding under the facility.

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 25

Other Sources

As of March 31, 2023, collectively, our international subsidiaries had unsecured, uncommitted lines of credit, credit facilities and overdraft facilities, providing for borrowings up to approximately US$106.8 million. There was no balance outstanding under these facilities.

Capital Requirements

Our expected short-term and long-term cash needs are primarily for working capital and capital expenditures. We expect to meet these short-term and long-term cash needs primarily with cash flows from operations and, if needed, borrowings from our existing credit facilities.

Our working capital management goals include maintaining an optimal level of inventory necessary to deliver goods on time to our customers and our retail stores to satisfy end consumer demand, alleviating manufacturing capacity constraints, and driving efficiencies to minimize the cycle time from the purchase of inventory from our suppliers to the collection of accounts receivable balances from our customers. Inventory balances may be elevated in advance of periods of expected high demand. As of March 31, 2023, our inventory balance increased to $959.2 million, compared to $714.4 million as of March 31, 2022, driven by elevated carryover inventory, earlier receipts of Spring 2023 product, and, to a lesser extent, increased older season inventory. We believe older season inventories represent a manageable portion of our total inventory mix. To address higher inventory levels, we have adjusted future inventory purchases and we are leveraging our outlet stores to sell excess merchandise. We expect inventory to remain elevated into the second half of 2023 as we carry forward inventory into future seasons, balancing reducing inventory levels with maintaining profitability.

We have planned 2023 capital expenditures of approximately $70 to $80 million. This includes investments in our DTC operations, including new stores, U.S. distribution projects to increase efficiency and expand storage, corporate facilities improvements, and digital and supply chain capabilities to support our strategic priorities. Our actual capital expenditures may differ from the planned amounts depending on factors such as the timing of system implementations and new store openings and related construction as well as the availability of capital assets from suppliers.

Our long-term goal is to maintain a strong balance sheet and a disciplined approach to capital allocation. Dependent upon our financial position, market conditions and our strategic priorities, our capital allocation approach includes:
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

Other cash commitments

Our inventory purchase obligations were $540.6 million as of March 31, 2023, compared to $401.4 million and $876.3 million as of December 31, 2022 and March 31, 2022, respectively.

There have been no other significant changes to our other cash commitments as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make various estimates and judgments that affect reported amounts of assets, liabilities, sales, cost of sales, and expenses and related disclosure of contingent assets and liabilities. We believe that the estimates, assumptions and judgments involved in the accounting for sales reserves, allowance for uncollectible accounts receivable, excess, close-out and slow-moving inventory, impairment of long-lived assets, intangible assets and goodwill, and income taxes have the greatest potential effect on our financial statements, so we consider these to be our critical accounting policies and estimates. Because of the uncertainty inherent in these matters, actual results may differ from the estimates we use in applying these critical accounting policies and estimates. We base our ongoing estimates on historical
COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 26

experience and other assumptions that we believe to be reasonable in the circumstances. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding our critical accounting policies and estimates.

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

There have been no significant changes to the Company's significant accounting policies described at Note 2 in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Based on our evaluation, we, including our Chief Executive Officer and Chief Financial Officer, have concluded that as of March 31, 2023 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 27

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

The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 28

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

Our failure to accurately forecast consumer and/or customer demand could result in inventory levels in excess of demand (as currently is the case), which may cause inventory write-downs and/or the sale of excess inventory at discounted prices through our owned outlet stores or third-party liquidation channels and could have a material adverse effect on our brand image and gross margin. In addition, we are experiencing and may continue to experience additional costs relating to the storage and processing of excess inventory.

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 29

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 30

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

We also receive and distribute our products through third-party operated distribution facilities internationally and domestically. We depend on these third-parties to manage the operation of their distribution facilities as necessary to meet our business needs. If the third-parties fail to manage these responsibilities, our international and domestic distribution operations could face significant disruptions or we could incur additional expense. Transitions within our distribution network amongst third-party distribution partners, as is currently occurring, exacerbates this risk.

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 31

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 32

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 33

Certain of Our Products Are Subject to Product Regulations and/or Carry Warranties, Which May Cause an Increase to Our Expenses in the Event of Non-Compliance and/or Warranty Claims.

Our products are subject to increasingly stringent and complex domestic and foreign product labeling, performance, environmental and safety standards, laws and other regulations, including those pertaining to perfluoroalkyl and polyfluoroalkyl substances and other environmental impacts. These requirements could result in greater expense associated with compliance efforts, and failure to comply with these regulations could result in a delay, non-delivery, recall, or destruction of inventory shipments during key seasons, a loss of advance orders from wholesale customers or in other financial penalties. Significant or continuing noncompliance with these standards and laws could disrupt our business and harm our reputation.

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

Due to the nature of the findings in the Korea 2009 through 2014 income tax audits, the Company has invoked the Mutual Agreement Procedures outlined in the United States-Korean income tax treaty. The Company does not anticipate that adjustments relative to these findings will result in material changes to its financial condition, results of operations or cash flows.

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 34

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 35

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

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 36

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
COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 37

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

Certain Shareholders Have Substantial Control Over Us and Are Able to Influence Corporate Matters.

As of March 31, 2023, three related shareholders, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle, controlled just under 50% of our common stock outstanding. As a result, if acting together, Timothy P. Boyle, Joseph P. Boyle, and Molly E. Boyle are able to exercise significant influence over all matters requiring shareholder approval. These holdings could be significantly diminished (and with them the related effective control percentage) to satisfy any applicable estate or unrealized gains tax obligations of holders.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Since the inception of our share repurchase program in 2004 through March 31, 2023, our Board of Directors has authorized the repurchase of $2.0 billion of our common stock, excluding excise tax. Shares of our common stock may be purchased in the open market or through privately negotiated transactions, subject to market conditions, and generally settle subsequent to the trade date. The repurchase program does not obligate us to acquire any specific number of shares or to acquire shares over any specified period of time. Under this program as of March 31, 2023, we had repurchased 31.9 million shares at an aggregate purchase price of $1,486.4 million, and had $513.6 million remaining available, excluding excise tax.

The following is a summary of our common stock repurchases, excluding excise tax, during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2023 through January 31, 2023	—	$—	—	$529.4
February 1, 2023 through February 28, 2023	86,976	$89.08	86,976	$521.6
March 1, 2023 through March 31, 2023	92,445	$86.59	92,445	$513.6
Total	179,421	$87.80	179,421	$513.6
COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 38

ITEM 6.	EXHIBITS

(a) | See Exhibit Index below for a description of the documents that are filed as Exhibits to this Quarterly Report on Form 10-Q or incorporated herein by reference.

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

3.2	2023 Amended and Restated Bylaws of Columbia Sportswear Company (incorporated by reference to exhibit 3.2 to the Company's Form 8-K filed on February 1, 2023) (File No. 000-23939).
10.1	Columbia Sportswear Company Third Amendment Change in Control Severance Plan
31.1	Rule 13a-14(a) Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
32.1	Section 1350 Certification of Timothy P. Boyle, Chairman, President and Chief Executive Officer.
32.2	Section 1350 Certification of Jim A. Swanson, Executive Vice President and Chief Financial Officer.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File, formatted as Inline XBRL and contained in Exhibit 101
COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 39

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA SPORTSWEAR COMPANY

Date:	May 4, 2023	By:	/s/ JIM A. SWANSON
Jim A. Swanson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

COLUMBIA SPORTSWEAR COMPANY | Q1 2023 FORM 10-Q | 40